Form 10-K
period 2018-12-31
Voya Financial, Inc.
filed 2019-02-22
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $7.6 billion.
As of February 15, 2019, there were 145,936,197 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of Voya Financial, Inc.'s Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

1

Voya Financial, Inc.
Form 10-K for the period ended December 31, 2018

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.
NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, (x) changes in the policies of governments and/or regulatory authorities, (xi) our ability to successfully manage the separation of the fixed and variable annuities businesses that we sold to VA Capital LLC on June 1, 2018, including the transition services on the expected timeline and economic terms, and (xii) other factors described in the section "Item 1A. Risk Factors."
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

MARKET DATA

In this Annual Report on Form 10-K, we present certain market and industry data and statistics. This information is based on third-party sources which we believe to be reliable, such as LIMRA, an insurance and financial services industry organization (for Retirement and Employee Benefits market leadership positions), Morningstar fund data and eVestment institutional composites (for Investment Management market leadership positions) and industry recognized publications and websites such as Pensions & Investments (for Retirement and Investment Management), InvestmentNews.com (for Retirement and Investment Management) and MyHealthGuide (for Employee Benefits). Market ranking information is generally based on industry surveys and therefore the reported rankings reflect the rankings only of those companies who voluntarily participate in these surveys. Accordingly, our market ranking among all competitors may be lower than the market ranking set forth in such surveys. In some cases, we have supplemented these third-party survey rankings with our own information, such as where we believe we know the market ranking of particular companies who do not participate in the surveys.

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

We are a leading retirement, investment and employee benefits company providing complementary solutions to improve the financial outcomes of approximately 13.8 million individual customers, workplace participants and institutions in the United States as of December 31, 2018. Our vision is to be America’s Retirement Company™. Our approximately 6,000 employees (as of December 31, 2018) are focused on executing our mission to make a secure financial future possible—one person, one family and one institution at a time. Through our complementary set of businesses, we help our customers save, grow, protect and enjoy their wealth to and through retirement. We offer our products and services through a broad group of financial intermediaries, independent producers, affiliated advisors and dedicated sales specialists throughout the United States.

Our extensive scale and breadth of product offerings are designed to help Americans achieve their retirement savings, investment income and protection goals. Our strategy is centered on preparing customers for financial wellness—being emotionally and economically secure and ready for their retirement. We believe that the aging of the U.S. population, weakening of traditional social safety nets, shifting of responsibility for retirement planning from institutions to individuals and growth in total retirement account assets will drive significant demand for our products and services going forward. We believe that we are well positioned to deliver on this Retirement Readiness need.

We believe that we help our customers achieve three essential financial goals, as they plan for, invest for and protect their retirement years:

We provide our products and services principally through four segments: Retirement, Investment Management, Employee Benefits and Individual Life. In October 2018, we concluded a strategic review of our Individual Life business and announced that we would cease new individual life insurance sales and while retaining our in-force block of individual life policies. Applications for individual life insurance policies were accepted through the end of 2018, resulting in some placement of policies in the first quarter of 2019. Our pivot away from the individual life insurance market aligns with our strategic focus on higher-growth, higher-return, capital-light businesses, centered on workplace and institutional clients.

Activities not related to our business segments such as our corporate operations, corporate-level assets and financial obligations are included in Corporate.

The following table presents a summary of our key individual and institutional markets, how we define those markets, and the key products we sell in such markets:

Our Segments

Voya is committed to being America's Retirement Company, and is focused on high-growth, high-return, capital light businesses that provide complementary solutions to workplaces and institutions.

As of December 31, 2018, on a consolidated basis, we had $467.3 billion in total AUM and AUA and total shareholders' equity, excluding accumulated other comprehensive income/loss ("AOCI") and noncontrolling interests, of $7.6 billion.

For the year ended December 31, 2018, we generated $610 million of Income (loss) from continuing operations before income taxes, and $802 million of Adjusted operating earnings before income taxes. Adjusted operating earnings before income taxes is a non-GAAP financial measure. For a reconciliation of Adjusted operating earnings before income taxes to Income (loss) before income taxes, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations— Company Consolidated."

ORGANIZATIONAL HISTORY AND STRUCTURE

Our History

Prior to our initial public offering in May 2013, we were a wholly owned subsidiary of ING Groep N.V. ("ING Group"), a global financial institution based in the Netherlands.

Through ING Group, we entered the United States life insurance market in 1975 with the acquisition of Wisconsin National Life Insurance Company, followed in 1976 with ING Group's acquisition of Midwestern United Life Insurance Company and Security Life of Denver Insurance Company in 1977. ING Group significantly expanded its presence in the United States in the late 1990s and 2000s with the acquisitions of Equitable Life Insurance Company of Iowa (1997), Furman Selz, an investment advisory company (1997), ReliaStar Life Insurance Company (including Pilgrim Capital Corporation) (2000), Aetna Life Insurance and Annuity Company (including Aeltus Investment Management) (2000) and CitiStreet (2008). ING Group completely divested its ownership of Voya Financial, Inc. common stock between 2013 and 2015, and, as of March 2018, ING Group has also divested its remaining interest in warrants to acquire additional shares of our common stock, which it acquired in connection with our IPO.

Our Organizational Structure

We are a holding company incorporated in Delaware in April 1999. We operate our businesses through a number of direct and indirect subsidiaries. The following organizational chart presents the ownership and jurisdiction of incorporation of our principal subsidiaries as of December 31, 2018:

The chart above includes:

•	Voya Financial, Inc.

•	Our principal intermediate holding company, Voya Holdings, which is the direct parent of a number of our insurance and non-insurance operating entities.

•
Our principal operating entities that are the primary sources of cash distributions to Voya Financial, Inc. Specifically, these entities are our principal insurance operating companies (VRIAC, SLD and RLI) and Voya Investment Management LLC, the holding company for entities that operate our Investment Management segment.

•	SLDI, our Arizona captive.

CBVA and Annuity Transaction

On June 1, 2018, we consummated a series of transactions (collectively, the "Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 (the "MTA") with VA Capital Company LLC, a newly formed Delaware limited liability company ("VA Capital"), and Athene Holding Ltd., a Bermuda limited company ("Athene"), pursuant to which VA Capital's wholly owned subsidiary Venerable Holdings Inc. ("Venerable") acquired certain of our assets, including all of the shares of the capital stock of Voya Insurance and Annuity Company ("VIAC"), our Iowa-domiciled insurance subsidiary, and all of the membership interests of Directed Services LLC, an indirect broker-dealer subsidiary ("DSL"). This transaction resulted in our disposition of substantially all of our variable annuity and fixed and fixed indexed annuity businesses and related assets.

VA Capital is a holding company formed by affiliates of Apollo Global Management LLC ("Apollo") and Athene (collectively, the "Sponsors"). In connection with the Transaction, we also acquired a 9.99% equity interest in VA Capital. In addition, our other insurance subsidiaries continue to own surplus notes issued by VIAC in aggregate principal amount of $350 million.

Following its acquisition of VIAC, Venerable holds substantially all of the variable annuity business that was previously reported as our Closed Block Variable Annuity ("CBVA") segment, with an aggregate account value of approximately $35 billion based on June 30, 2017 balances. We separated CBVA from our other operations in 2009 and 2010, placing them in run-off as part of a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features. Accordingly, this segment was classified as a closed block and was managed separately from our other segments.

Concurrently with the sale of VIAC, VIAC reinsured to Athene its individual fixed and fixed indexed annuities policies, and we also reinsured to Athene the fixed annuities policies of RLI, our Minnesota-domiciled insurance subsidiary. With approximately $19 billion of account value as of June 30, 2017, the VIAC and RLI policies reinsured to Athene represented a significant majority of our fixed and fixed indexed annuities business. We ceased manufacturing non-retirement-focused annuities after the Transaction closed. Following the Transaction, VIAC or one of Venerable's other affiliates became responsible for administering most of the variable, fixed and fixed indexed annuities included in the Transaction, subject to some exceptions and arrangements under which we provide some transitional services to Venerable for a limited time. Certain businesses in our former Annuities segment were not part of the Transaction, including approximately $6 billion in investment-only products (primarily Select Advantage) written by our other insurance affiliates that were retained by us.

As part of the Transaction, Voya IM or its affiliated advisors entered into agreements to perform asset management services for Venerable and to serve as the preferred asset management partner for Venerable. Under these agreements, subject to certain criteria, Voya IM or its affiliated advisors manage specified assets of Venerable for a minimum of five years following the closing of the Transaction.

OUR BUSINESSES

Retirement

Our Retirement segment is focused on meeting the needs of individuals in preparing for and sustaining a secure retirement through employer-sponsored plans and services, as well as through individual account rollover plans and comprehensive financial product offerings and planning and advisory services. We are well positioned in the marketplace, with our industry-leading Institutional Retirement Plans business and our Retail Wealth Management business having a combined $316.5 billion of AUM and AUA as of December 31, 2018, of which $67.0 billion were in proprietary assets.

Our Institutional Retirement Plans business offers tax-deferred employer-sponsored retirement savings plan and administrative services to corporations of all sizes, public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations and state and local governments. We also offer stable value products to institutional plan sponsors. This broad-based institutional business is diversified across many sectors of the economy. In the defined contribution market, we provide services to more than 49,000 plan sponsors covering approximately 5.1 million plan participant accounts as of December 31, 2018.

Our Retail Wealth Management business, with AUM and AUA of $9.1 billion as of December 31, 2018, focuses on the rapidly expanding retiree market as well as on pre-retirees within our defined contribution plans. This business offers retail financial products and comprehensive financial planning and advisory services to help individuals manage their retirement savings and income needs.

Our Retirement segment earns revenue principally from asset and participant-based advisory and recordkeeping fees. Retirement generated Adjusted operating earnings before income taxes of $701 million for the year ended December 31, 2018. Our Investment Management segment also earns market-based fees from the management of the general account and mutual fund assets supporting Institutional Retirement Plans and certain Retail Wealth Management rollover products and advisory solutions. Distribution of Investment Management products and services using the Retirement segment continues to present a growth opportunity for our Retirement and Investment Management segments.

We will continue to focus on growing our retirement platform through focused sales and retention efforts in our Institutional Retirement Plans business and by leveraging our financial wellness offerings and Retail Wealth Management business to deepen relationships with our Institutional Retirement Plan participants. We will also continue to place a strong emphasis on capital and cost management while also growing our distribution platform, achieving a diversified retirement product mix and focusing on innovation efforts that make it easy to do business with us and drive positive outcomes for customers.

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

Institutional Retirement Plans

Products and Services

We are one of only a few providers that offer tax-deferred institutional retirement savings plans, services and support to the full spectrum of businesses, ranging from small to mega-sized plans and across all markets and code sections. These plans may either be offered as full service options or recordkeeping services products. We also offer stable value investment options to institutional clients.

Full-service retirement products provide recordkeeping and plan administration services, tailored participant communications and education programs, award-winning myOrangeMoney® digital capabilities for sponsors and plan participants (plus mobile capabilities for participants), trustee services and institutional and retail investments. Offerings include a wide variety of investment and administrative products for defined contribution plans for tax-advantaged retirement savings, as well as nonqualified executive benefit plans and employer stock option plans. Plan sponsors may select from a variety of investment structures and products, such as general account, separate account, mutual funds, stable value or collective investment trusts and a variety of underlying asset types (including their own employer stock) to best meet the needs of their employees. A broad selection of funds is available for our products in all asset categories from over 180 fund families, including the Voya family of mutual funds managed by our Investment Management segment. Our full-service retirement plan offerings are also supported by financial planning and investment advisory services offered through our Retail Wealth Management business or through third parties (e.g., Morningstar) to help prepare individuals for retirement through customer-focused personalized and objective investment advice.

Recordkeeping service products provide recordkeeping and plan administration support for a sponsor base that includes multi-employer corporate plans, large-mega corporations and state and local governments. Our recordkeeping retirement plan offerings are also supported by participant communications and education programs, award-winning myOrangeMoney® digital capabilities for sponsors and plan participants (plus mobile capabilities for participants), as well as financial planning and investment advisory services offered through our Retail Wealth Management business and Voya Retirement Advisors (our registered investment advisor group serving in-plan participants with the in-plan advisory services program).

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

Product/Service Model	AUM/AUA (as of December 31, 2018)	Key Market Segments/Product Lines	Primary Internal Revenue Code section	Core Products*
Full Service Plans	$119.2 billion	Small-Mid Corporate	401(k)	Voya MAP Select, Voya Framework
		K-12 Education	403(b)	Voya Custom Choice II, Voya Retirement Choice II, Voya Framework
		Higher Education	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
		Healthcare & Other Non-Profits	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
		Government (local and state)	457	RetireFlex-SA, RetireFlex-MF, Voya Health Reserve Account, Voya Framework
Recordkeeping Business	$152.8 billion	Small-Mid Corporate	401(k)	**
		Large-Mega Corporate	401(k)	**
		Government (local and state)	457	**
Stable Value/Other	$35.3 billion***	Stable Value	****	Separate Account and Synthetic GICs

* Core products actively being sold today.
** Offerings include administration services and investment options such as mutual funds, commingled trusts and separate accounts.
***Assets include a small block of pension risk transfer business which is no longer an active offering as well as assets in our Lifeline retained asset account designed as a death claim payment option (among other Voya options) to beneficiaries of any Voya insurance policy or contract.
**** Sold across all market segments and various tax codes with a strong focus on Large Corporate 401(k) plans.

In 2017, we launched an enhanced version of our Voya Framework product that can be sold across both full service corporate and tax-exempt markets. It is a mutual fund program offered to fund qualified retirement plans, and it gives plan advisors and third party administrators who work with us a uniform and consistent product experience across multiple plan markets. The product is distinguished by its flexible recordkeeping platform and contains over 300 funds from well-known fund families for smaller plans or can be provided as an open architecture investment platform for larger plans (which offers most funds for which trades are cleared through the National Securities Clearing Corporation). This product also includes our general account and various stable value investment options.

In addition to Voya Framework, we offer products customized to each of the full service corporate market and the full service tax exempt market.

For plans in the full service corporate market, we offer Voya MAP Select, a group funding agreement/group annuity contract to fund qualified retirement plans. Voya MAP Select contains over 300 funds from well-known fund families for smaller plans or can be provided as an open architecture investment platform for larger plans (which offers most funds for which trades are cleared through the National Securities Clearing Corporation). This product also includes our general account and various stable value investment options.

For plans in the full service tax-exempt market, we offer a variety of products that include the following:

•
Voya Retirement Choice II and RetireFlex-MF, mutual fund products which provide flexible funding vehicles and are designed to provide a diversified menu of mutual funds in addition to a guaranteed option (available through a group fixed annuity contract or stable value product).

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

Markets and Distribution

Our Institutional Retirement Plans business can be categorized into two primary markets: Corporate and Tax Exempt. Both markets utilize our award-winning myOrangeMoney® participant-facing digital capabilities as a centerpiece to help shift the mindset of plan participants from focusing only on accumulation to focusing on both accumulation and adequate income in retirement. Additionally, a broad suite of financial wellness offerings, including retirement and financial planning, guidance and advisory products, tools and services are offered to help our plan participants in all markets reach their retirement goals. A brief description of each market, including sub segments and areas of particular focus, are as follows:

Corporate Markets:

•
Small-Mid Corporate Market. In this market, we offer full service solutions to defined contribution plans of small-mid-sized corporations (i.e., typically less than 1,000 employees). Our product offerings include an open architecture investment platform, comprehensive fiduciary solutions, dedicated and proactive service teams and product and service innovations leveraged from our expertise across multiple market segments (all sizes of plans as well as code sections). Furthermore, we offer a unique enrollment experience through our myOrangeMoney® digital capabilities that helps engage and inform plan participants with retirement savings and income goals.

•
Large-Mega Corporate Market. In this market we offer recordkeeping services to defined contribution plans of large to mega-sized corporations (i.e., typically more than 1,000 employees). Our solutions and capabilities support the most complex retirement plans with a special focus on client relationship management, tailored communication campaigns and education and enrollment support to help employers prepare their employees for retirement. We are dedicated to providing engaging information through innovative award-winning technology-based tools and print materials to help plan participants achieve a secure and dignified retirement.

Tax Exempt Markets:

•
Education Market. We offer comprehensive full service solutions to both public and private K-12 educational entities as well as public and private higher education institutions. In the United States, we rank fourth in both the K-12 and higher education markets by assets as of September 30, 2018. Our support to plan sponsors, including solutions to reduce administrative burden, deep technical and regulatory expertise, and strong on-site service teams, plus advisor support and a broad suite of financial wellness products, tools, and services for participants, continue to strengthen our position as one of the top providers in this market.

•
Healthcare/Other Non Profits Market. In this market we service hospitals, healthcare organizations and not-for-profit entities by offering full service solutions for a variety of plan types. We offer services that reduce sponsors' administrative burdens and provide them with deep technical and fiduciary expertise. Additionally, we offer on-site service teams to assist plan sponsors with their plans and to assist their employees with understanding and taking advantage of their plan benefits. We also provide tailored communications, education and enrollment support plus a broad suite of financial wellness products, tools and services in order to better prepare plan participants for retirement.

•
Government Market. We provide both full service and recordkeeping services offerings to small and large governmental entities (e.g., state and local government) with a client base that spans all 50 states plus US territories. For large governmental sponsors, we offer recordkeeping services that meet the most complex of needs, while also offering extensive participant communication and retirement education support, including a broad suite of financial wellness products, tools and services. We also offer a broad range of proprietary, non-proprietary and stable value investment options. Our flexibility and expertise help make us the third ranked provider in the government market in the United States based on AUM and AUA as of September 30, 2018.

Products for Institutional Retirement Plans are distributed nationally through multiple unaffiliated channels supported by our employee wholesale field force and dedicated sales teams and via other affiliated distribution through our owned broker-dealer, Voya Financial Advisors ("VFA"). We offer localized support to distribution partners and their clients during and after the sales process as well as a broad selection of investment options with flexibility of choice and comprehensive fiduciary solutions to help their clients meet or exceed plan guidelines and responsibilities.

Unaffiliated Distribution:

•
Independent Sales Agents. As of December 31, 2018, we work with more than 4,000 sales agents who primarily sell fixed annuity products from multiple vendors in the education market. Activities by these representatives are centered on increasing participant enrollments and deferral amounts in our existing K-12 education segment plans.

•
Brokers and Advisors. Nearly 12,000 wirehouse and independent regional and local brokers, specialty retirement plan advisors plus registered investment advisors (as of December 31, 2018) are the primary distributors of our small-mid corporate market products, and they also distribute products to the education, healthcare and government markets. These producers typically present their clients (i.e., employers seeking a defined contribution plan for their employees) with plan options from multiple vendors for comparison and may also help with employee enrollment and education.

•
Third Party Administrators ("TPAs"). As of December 31, 2018, we have long-standing relationships with over 1,200 TPAs who work with a variety of retirement plan providers and are selling and/or service partners for our small-mid corporate markets and select tax exempt market plans. While TPAs typically focus on providing plan services only (such as administration and compliance testing), some also initiate and complete the sales process. TPAs also play a vital role as the connecting point between our wholesale team and unaffiliated producers who seek references for determining which providers they should recommend to their clients.

Affiliated Distribution:

•
Voya Financial Advisors ("VFA"). Our owned broker-dealer is one of the top quartile broker-dealers in the United States as determined by the total number of licensed and producing representatives and by gross revenue. As of December 31, 2018, VFA provided licensing and operational support to approximately 1,700 field and phone-based representatives. The field based financial planning and advisory representatives support sales of products, financial planning and advisory services for the Retirement segment. A closely affiliated sub-set of the field-based channel focuses primarily on driving enrollment and contribution activity within our education, healthcare and government market institutional plans. They also provide in-plan education and guidance plus retail sold-financial advisory services to help individuals in these markets meet their retirement savings and income goals. The home office phone-based representatives focus on providing education, guidance and rollover support services to our institutional plan participants.

•
Wholesale Field Force. Locally based employee wholesalers focus on expanding and strengthening relationships with unaffiliated distribution partners and third party administrators who sell and service our institutional plan offerings to employers across the nation.

•
Dedicated Voya Sales Teams. Our employee sales teams work with more than 90 different pension/specialty consulting firms that represent employers in corporate and tax-exempt markets seeking large-mega institutional plans and/or stable value solutions. Additionally, we have salaried phone-based sales teams that focus on supporting our institutional plan participants across all markets.

Competition

Our Institutional Retirement Plans business competes with other large, well-established insurance companies, asset managers, record keepers and diversified financial institutions. Competition varies in all market segments as few institutions are able to compete across all markets as we do. The following chart presents a summary of the current competitive landscape in the markets where we offer our Institutional Retirement Plans and stable value solutions:

Market/Product Segment	Competitive Landscape	Select Competitors

Small-Mid Corporate	Primary competitors are mutual fund companies and insurance-based providers with third-party administration relationships	Empower Fidelity

K-12 Education	Primary competitors are insurance-based providers that focus on school districts across the nation	AXA VALIC

Higher Education	Competitors are 403(b) plan providers, asset managers and some insurance-based providers	TIAA Fidelity

Healthcare & Other Non-Profits	Competition varies across 403(b) plan providers, asset managers and some insurance-based providers	Fidelity TIAA

Government	Competitors are primarily insurance-based providers, but also include asset managers and 457 providers	Empower Nationwide

Recordkeeping	Competitors are primarily asset managers and business consulting services firms, but also include payroll firms and insurance-based providers	Fidelity Empower

Stable Value	Competitors are primarily select insurance companies who are also dedicated to the Stable value market, but also include certain banking institutions	Prudential MetLife

In addition, we also compete more generally in the Institutional Retirement Plans business against companies such as Principal Financial, MassMutual, John Hancock, Lincoln Financial and Transamerica.

Our Institutional Retirement Plans business competes primarily based on pricing for value delivered with a strong focus on an excellent customer experience. Our full-service business also competes on the breadth of our service and investment offerings, technical/regulatory expertise, industry experience, local enrollment and education support, investment flexibility and our ability to offer industry tailored product features to meet the financial wellness and retirement income needs of our clients. We have seen industry concentration in the large plan recordkeeping business, as providers seek to increase scale, improve cost efficiencies and enter new market segments. We emphasize our strong sponsor relationships, flexible value-added services, ability to customize recordkeeping and administration services to match client needs, and technical and regulatory expertise as our competitive strengths. Additionally, we compete with our broad suite of products and financial wellness tools and services, including our award-winning myOrangeMoney® retirement income focused digital and mobile capabilities, to help employers support the retirement preparedness and financial needs of their employees. Our long standing experience in the retirement market underscored by strong stable value expertise allows us to effectively compete against existing and new providers.

Underwriting and Pricing

We price our institutional retirement products based on long-term assumptions that include investment returns, mortality, persistency and operating costs. We establish target returns for each product based upon these factors and the expected amount of regulatory and rating agency capital that we must hold to support these contracts over their projected lifetime. We monitor and manage pricing and sales mix to achieve target returns. It may take new business several years before it is profitable, depending on the nature and life of the product, and returns are subject to variability as actual results may differ from pricing assumptions. We seek to mitigate investment risk by actively managing market and credit risks associated with investments and through asset/liability matching portfolio management.

Retail Wealth Management

Products and Services

Our Retail Wealth Management business offers a variety of investments and protection products, along with holistic advice and guidance delivered through field-based financial planning and advisory representatives and home office phone-based representatives. Our current investment solutions include a variety of mutual fund custodial IRA products, managed accounts and advisory programs, and brokerage accounts.

We also continue to offer certain tax-qualified mutual fund custodial products that were retained from the Annuities business we divested in the Transaction.

While the primary focus of our Retirement segment is to serve over 5.1 million defined contribution plan participants (as of December 31, 2018), we also seek to capitalize on our access to these individuals by utilizing our Retail Wealth Management business to deepen our relationships with them for the long-term. We believe that our ability to offer an integrated approach to an individual customer’s entire financial picture, while saving for or living in retirement, presents a compelling reason for our Institutional Retirement Plans participants to use us as their principal investment and retirement plan provider. Through our broad range of advisory programs, our financial advisers have access to a wide set of solutions for our customers for building investment portfolios, including stocks, bonds and mutual funds, as well as managed accounts. These experienced advisers work with customers to select a program to meet their financial needs that takes into consideration each individual’s time horizon, goals and attitudes towards risk.

Markets and Distribution

Retail Wealth Management products, financial planning and advisory services are primarily sold through our group of nearly 1,700 representatives licensed through VFA, our broker-dealer. These VFA representatives help provide cohesiveness between our Institutional Retirement Plans and Retail Wealth Management businesses and are grouped into two primary categories: field-based and home office phone-based representatives. Field-based representatives are registered sales and investment advisory representatives that drive both fee-based and commissioned sales. They provide face-to-face interaction with individuals seeking retail investment products (e.g., IRA products) as well as financial planning and advisory solutions. Home office phone-based representatives focus on assisting participants in our institutional retirement plans, primarily for our large recordkeeping plans. While these representatives offer more simplified rollover products and advisory services than offered by the field-based representatives, they are highly trained in providing financial advice that helps customers transition through life stage and job-related changes.

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

Our Retail Wealth Management advisory services and product solutions are competitively priced and compete based on our consultative approach, simplicity of design and a fund and investment selection process that includes proprietary and non-proprietary investment options. The advisory services and product solutions are targeted towards existing institutional plan participants, which allow us to benefit from our extensive relationships with large corporate and tax-exempt plan sponsors, our small and mid-corporate market plan sponsors and other qualified plan segments in healthcare, higher education and K-12 education.

Underwriting and Pricing

We price our individual retirement products based on long-term assumptions that include investment returns and operating costs. We establish target returns for each product based upon these factors and the expected amount of regulatory and rating agency capital, to the extent any is required, that we must hold to support these contracts and investment products over their projected lifetime. We monitor and manage pricing and sales mix to achieve target returns. It may take new business several years before it is profitable, depending on the nature and life of the product, and returns are subject to variability as actual results may differ from pricing assumptions. Where we bear investment risk, we seek to mitigate such risk by actively managing both market and credit risks associated with investments and through asset/liability matching portfolio management.

Investment Management

We offer domestic and international fixed income, equity, multi-asset and alternatives products and solutions across market sectors, investment styles and capitalization spectrums through our actively managed, full-service investment management business. Multiple investment platforms are backed by a fully integrated business support infrastructure that lowers expense and creates operating efficiencies and business leverage and scalability at low marginal cost. As of December 31, 2018, our Investment Management segment managed $122.2 billion for third-party institutional and individual investors, $24.9 billion in separate account assets for our other businesses (including variable annuity-sourced assets) and $56.3 billion in general account assets. Upon closing of the Transaction, our general account AUM declined by approximately $28 billion, which was offset by approximately $10 billion of additional third-party AUM associated with our management of Venerable's general account assets. See "–Organizational History and Structure–CBVA and Annuity Transaction". We also offer a range of specialty asset solutions across fixed income and alternative investment products with AUM of $66.4 billion for such specialty products.

We are committed to reliable and responsible investing and delivering research-driven, risk-adjusted, specialty and retirement client-oriented investment strategies and solutions and advisory services across asset classes, geographies and investment styles. Through our institutional distribution channel and our Voya-affiliate businesses, we serve a variety of institutional clients, including public, corporate and Taft-Hartley Act defined benefit and defined contribution retirement plans, endowments and foundations, and insurance companies. We also serve individual investors by offering our mutual funds and separately managed accounts through an intermediary-focused distribution platform or through affiliate and third-party retirement platforms.

Investment Management’s primary source of revenue is management fees collected on the assets we manage. These fees are typically based upon a percentage of AUM. In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on AUM exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform, and distributed primarily by our Retirement segment. Investment Management also receives fees as the primary investment manager of our general account, which is managed on a market-based pricing basis. Finally, Investment Management generates revenues from a portfolio of capital investments. Investment Management generated Adjusted operating earnings before income taxes of $205 million for the year ended December 31, 2018.

The success of our platform begins with providing our clients continued strong investment performance. In addition to investment performance, our focus is on client "solutions" and income and outcome-oriented products which include target date funds. We expect that both our traditional and specialty capabilities, leveraging strong investment performance combined with superior client service, will result in AUM growth.

We are also focused on capitalizing on the Retirement segment's leading market position and have established dedicated retirement resources within our Investment Management intermediary-focused distribution team to work with Retirement and have enhanced our MASS investment platform (which we describe below) to increase focus on retirement products such as our target date and target risk portfolios, which we believe will help us to capture an increased proportion of retirement flows.

Other key strategic initiatives for growth include continued focus on higher margin specialty capabilities: improved distribution productivity, sub-advisory mandates for Investment Management capabilities on client platforms; leveraging partnerships with financial intermediaries and consultants; opportunistic launching of capital markets products such as collateralized loan obligations ("CLOs") and Closed End Mutual Funds; and prudent expansion of our private equity business.

Products and Services

Investment Management delivers products and services that are manufactured by traditional and specialty investment platforms. The traditional platforms are fixed income, equities and MASS. Our specialty capabilities include investment strategies such as senior bank loans, CLOs, private equity and certain fixed income strategies such as private credit, mortgage derivatives and commercial mortgage loans.

Fixed Income. Investment Management’s fixed income platform manages assets for our general account, as well as for domestic and international institutional and retail investors. As of December 31, 2018, there were $116.3 billion in AUM on the fixed income platform, of which $56.3 billion were general account assets. Through the fixed income platform clients have access to money market funds, investment-grade corporate debt, government bonds, residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), asset-backed securities ("ABS"), high yield bonds, private and syndicated debt instruments, unconstrained fixed income, commercial mortgages and preferred securities. Each sector within the platform is managed by seasoned investment professionals supported by significant credit, quantitative and macro research and risk management capabilities.

Equities. The equities platform is a multi-cap and multi-style research-driven platform comprising both fundamental and quantitative equity strategies for institutional and retail investors. As of December 31, 2018, there were $51.0 billion in AUM on the equities platform covering both domestic and international markets including Real Estate. Our fundamental equity capabilities are bottom-up and research driven, and cover growth, value, and core strategies in the large, mid and small cap spaces. Our quantitative equity capabilities are used to create quantitative and enhanced indexed strategies, support other fundamental equity analysis, and create extension products.

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

Senior Bank Loans. Investment Management’s senior bank loan group is an experienced manager of below-investment grade floating-rate loans, actively managing diversified portfolios of loans made by major banks around the world to non-investment grade corporate borrowers. Senior in the capital structure, these loans have a first lien on the borrower’s assets, typically giving them stronger credit support than unsecured corporate bonds. The platform offers institutional, retail and structured products (e.g., CLOs), including on-shore and off-shore vehicles with assets of $25.5 billion as of December 31, 2018.

Alternatives. Investment Management’s primary alternatives platform is Pomona Capital. Pomona Capital specializes in investing in private equity funds in three ways: by purchasing secondary interests in existing partnerships; by investing in new partnerships; and by co-investing alongside buyout funds in individual companies. As of December 31, 2018, Pomona Capital managed assets totaling $8.6 billion across a suite of limited partnerships and the Pomona Investment Fund, a registered investment fund launched in May, 2015 that is available to accredited investors. In addition, Investment Management offers select alternative and hedge funds leveraging our core debt and equity investment capabilities.

The following chart presents asset and net flow data as of December 31, 2018, broken out by Investment Management’s five investment platforms as well as by major client segment:

	AUM		Net Flows
	As of		Year Ended
	December 31, 2018		December 31, 2018
	$ in billions		$ in millions
Investment Platform
Fixed income	$116.3		$2,998
Equities	51.0		(6,027)
Senior Bank Loans	25.5		(722)
Alternatives	10.7		2,174
Total	$203.5	(1)	$(1,577)
MASS (1)	25.8		36

Client Segment
Retail	$61.3		$(5,044)
Institutional	85.9		3,391
General Account	56.3	(2)	N/A
Mutual Funds Manager Re-assignments	N/A		76
Total	$203.5		$(1,577)
Voya Financial affiliate sourced, excluding variable annuity	$34.4		$(1,917)
Variable Annuity (3)	27.2		(2,519)

(1)
$19.6 billion of MASS assets are included in the fixed income, equity and senior bank loan AUM figures presented above. The balance of MASS assets, $6.2 billion, is managed by third parties and we earn only a modest, market-rate fee on the assets.

(2) Upon closing of the Transaction, our general account AUM declined by approximately $28 billion, which was offset by approximately $10 billion of additional third-party AUM associated with our management of the general account assets of Venerable. See "–Organizational History and Structure–CBVA and Annuity Transaction".

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

With the exception of Pomona Capital and structured products, the different products and strategies associated with our investment platforms are distributed and serviced by these Retail and Institutional client-focused segments as follows:

•
Retail client segment: Open- and closed-end funds through affiliate and third-party distribution platforms, including wirehouses, brokerage firms, and independent and regional broker-dealers. As of December 31, 2018, total AUM from these channels was $61.3 billion. Included in our retail client segment is $15.9 billion of AUM managed on behalf of Venerable as of December 31, 2018.

•
Institutional client segment: Individual and pooled accounts, targeting defined benefit, defined contribution recordkeeping and retirement plans, Taft Hartley and endowments and foundations. As of December 31, 2018, Investment Management had approximately 342 institutional clients, representing $85.9 billion of AUM primarily in separately managed accounts and collective investment trusts. As a result of the Transaction, we now manage $11.3 billion of AUM for Venerable as an institutional client.

Investment Management manages a variety of variable portfolio, mutual fund and stable value assets, sold through our Retirement and Employee Benefits segments, together with assets that were previously sold through our Individual Life and remaining Annuities businesses. As of December 31, 2018, total AUM from these channels and the divested variable annuity business was 61.6 billion with the majority of the assets gathered through our Retirement segment.

As described above under "–Organizational History and Structure–CBVA and Annuity Transaction" as a result of the Transaction, Voya IM or its affiliated advisors entered agreements to serve as the preferred asset management partner for Venerable.

Competition

Investment Management competes with a wide array of asset managers and institutions in the highly fragmented U.S. investment management industry. In our key market segments, Investment Management competes on the basis of, among other things, investment performance, investment philosophy and process, product features and structure and client service. Our principal competitors include insurance-owned asset managers such as Principal Global Investors (Principal Financial Group), Prudential and Ameriprise, bank-owned asset managers such as J.P. Morgan Asset Management, as well as "pure-play" asset managers including Invesco, Legg Mason, T. Rowe Price, and Franklin Templeton.

Employee Benefits

Our Employee Benefits segment provides group insurance products to mid-size and large corporate employers and professional associations. In addition, our Employee Benefits segment serves the voluntary worksite market by providing individual and payroll-deduction products to employees of our clients. Our Employee Benefits segment is among the largest writers of stop loss coverage in the United States, currently ranking sixth on a premium basis with approximately $969 million of in-force premiums. We also have a fast growing voluntary benefits offering and are a top provider of group life. As of December 31, 2018, Employee Benefits total in-force premiums were $1.9 billion.

The Employee Benefits segment generates revenue from premiums, investment income, mortality and morbidity income and policy and other charges. Profits are driven by the spread between investment income and credited rates to policyholders on voluntary universal life and whole life products, along with the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop loss and voluntary health benefits. Our Employee Benefits segment generated Adjusted operating earnings before income taxes of $160 million for the year ended December 31, 2018.

We believe that our Employee Benefits segment offers attractive growth opportunities. For example, we believe there are significant opportunities through expansion in the voluntary benefits market as employers shift benefits costs to their employees. We have a number of new products and initiatives that we believe will help us drive growth in this market. While expanding these lines, we also intend to continue to focus on profitability in our well established group life and stop loss product lines, by adding profitable new business to our in-force block, improving our persistency by retaining more of our best performing groups, and managing our overall loss ratios to below 74%.

Products and Services

Our Employee Benefits segment offers stop loss insurance, voluntary benefits, and group life and disability products. These offerings are designed to meet the financial needs of both employers and employees by helping employers attract and retain employees and control costs, as well as provide ease of administration and valuable protection for employees.

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

Voluntary Benefits. Our voluntary benefits business involves the sale of universal life insurance, whole life insurance, critical illness, accident and hospital indemnity insurance. This product lineup is mostly employee-paid through payroll deduction. New products have been introduced that focus on group-like structures that address the cost-shifting trend.

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

The following chart presents the key employee benefits products we offer, along with data on annualized in-force premiums for each product:

($ in millions)	Annualized In-Force Premiums
Employee Benefits Products	Year Ended December 31, 2018
Stop Loss	$969
Voluntary Benefits	317
Group Life	524
Group Disability	129

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

We primarily use three distribution channels to market and sell our employee benefits products. Our largest channel works through hundreds of brokers and consultant firms nationwide and markets our entire product portfolio. Our Voluntary sales team focuses on marketing elective benefits to complement an employer’s overall benefit package. In addition, we market stop-loss coverage to employer sponsors of self-funded employee health benefit plans. Our breadth of distribution gives us access to employers and their employees and the products to meet their needs. When combined with distribution channels used by our Individual Life segment, we are able to provide complete access to our products through worksite-based sales.

The following chart presents our Employee Benefits distribution, by channel:

($ in millions)	Sales	% of Sales
Channel	Year Ended December 31, 2018	Year Ended December 31, 2018
Brokerage (Commissions Paid)	$295	66.0%
Benefits Consulting Firms (Fee Based Consulting)	144	32.3%
Worksite Sales	7	1.7%

Competition

The group insurance market is mature and, due to the large number of participants in this segment, price and service are important competitive drivers. Our principal competitors include Tokio Marine HCC (formerly Houston Casualty), Symetra and Sun Life in Stop Loss; Unum, Allstate and Transamerica in voluntary benefits and MetLife, Prudential and Minnesota Life in group life.

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

Reinsurance

Our Employee Benefits reinsurance strategy seeks to limit our exposure to any one individual which will help limit and control risk. Group Life, which includes Accidental Death and Dismemberment, cedes the excess over $750,000 of each coverage to a reinsurer. Group Long Term Disability cedes substantially all of the risk including the claims servicing, to a TPA and reinsurer. As of January 1, 2018, Excess Stop Loss has a reinsurance program in place that limits our exposure on any one specific claim to $3 million, with aggregate stop loss reinsurance that limits our exposure to $3 million over the Policyholder's Aggregate Excess Retention. For policies issued in 2017 and 2016, the limits on any one specific claim are $2.25 million and $2 million, respectively. . For both 2017 and 2016 circumstances, there is aggregate stop loss reinsurance that limits our exposure to $2 million over the Policyholders Aggregate Excess Retention. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Risk Management". We also use an annually renewable reinsurance transaction which lowers required capital of the Employee Benefits segment.

Individual Life

In October 2018, we concluded a strategic review of our Individual Life business and announced that we would cease new individual life insurance sales while retaining our in-force block of individual life policies. Applications for individual life insurance products were accepted through the end of 2018, resulting in some placement of policies in the first quarter of 2019. As of December 31, 2018, Individual Life’s in-force book comprised nearly 800 thousand policies and gross premiums and deposits for the year ended December 31, 2018 were approximately $1.8 billion.

The Individual Life segment generates revenue on its products from premiums, investment income, expense load, mortality charges and other policy charges, along with some asset-based fees. Profits are driven by the spread between investment income earned and interest credited to policyholders, plus the difference between premiums and mortality charges collected and benefits and expenses paid. Our Individual Life segment generated Adjusted operating earnings before income taxes of $(33) million for the year ended December 31, 2018.

Because we have ceased new sales, future earnings in our Individual Life segment will be driven by effectively managing our in-force block to meet our profitability and capital management objectives, improving our investment margins, and consolidating and simplifying our administrative systems in order to continue to reduce costs. In addition, we will continue to utilize reinsurance to actively manage our risk and capital profile with the goal of controlling exposure to losses, reducing volatility and protecting capital. We aim to maximize earnings and capital efficiency in part by relieving the reserve strain for certain of our term and universal life products by means of reinsurance arrangements and other financing transactions. We also look for opportunities to transfer certain blocks of business through reinsurance in order to more effectively manage our capital. For example, in 2015 and 2014 we reinsured two in-force blocks comprising approximately 325,000 term life insurance policies, representing approximately $190 billion of life insurance in-force and backed by approximately $2.7 billion in statutory reserves, to a third-party reinsurer.

Products and Services

Although new sales have ceased, our Individual Life segment will continue to offer certain permanent products for conversion of existing in-force term policies. We have historically offered products that included indexed universal life, ("IUL"), universal life ("UL"), and variable universal life ("VUL") insurance.

The following chart presents data on our remaining in-force face amount and total gross premiums and deposits received by product:

	In-Force Face	Total gross premiums
($ in millions)	Amount	and deposits
	As of	Year Ended
Individual Life Product	December 31, 2018	December 31, 2018
Term Life	$231,865	$520
Indexed Universal Life	25,364	465
Other Universal Life	56,970	684
Variable Universal Life	20,146	138

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

Since 2006, reinsurance for new business was on a monthly renewable term basis, which only transfers mortality risk and limits our counterparty risk exposure. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Risk Management".

CBVA and Annuities Businesses

As described under "–Organizational History and Structure–CBVA and Annuity Transaction", on June 1, 2018, we completed a transaction to dispose of substantially all of our CBVA and Fixed and Fixed Indexed Annuities businesses and related assets. Certain investment-only products in our former Annuities segment were retained by us and are managed in our Retirement segment, and we retained a small amount of existing variable and fixed annuities businesses, which is managed in Corporate. See also Overview in the Management's Discussion and Analyses section in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Employees

As of December 31, 2018, we had approximately 6,000 employees, with most working in one of our ten major sites in nine states.

REGULATION

Our operations and businesses are subject to a significant number of Federal and state laws, regulations, and administrative determinations. Following is a description of certain legal and regulatory frameworks to which we or our subsidiaries are or may be subject.

Voya Financial, Inc. is a holding company for all of our business operations, which we conduct through our subsidiaries. Voya Financial, Inc. is not licensed as an insurer, investment advisor or broker-dealer but, because we own regulated insurers, we are subject to regulation as an insurance holding company.

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

Our three principal insurance subsidiaries, SLD, VRIAC, and RLI (which we refer to collectively as our "Principal Insurance Subsidiaries") are domiciled in Colorado, Connecticut and Minnesota, respectively. Our other U.S. insurance subsidiaries are domiciled in Indiana and New York. Our insurance subsidiaries domiciled in Colorado, Connecticut, Indiana, Minnesota and New York are collectively referred to as "our insurance subsidiaries" in this Annual Report on Form 10-K for purposes of discussions of U.S. insurance regulatory matters. In addition, we have special purpose life reinsurance captive insurance company subsidiaries domiciled in Missouri that provide reinsurance to our insurance subsidiaries in order to facilitate the financing of statutory reserve requirements associated with the National Association of Insurance Commissioners ("NAIC") Model Regulation entitled "Valuation of Life Insurance Policies" (commonly known as "Regulation XXX" or "XXX"), or NAIC Actuarial Guideline 38 (commonly known as "AG38" or "AXXX"). Our special purpose life reinsurance captive insurance company subsidiaries domiciled in Missouri are collectively referred to as our "Missouri captives" in this Annual Report on Form 10-K. We also have captive reinsurance subsidiaries domiciled in Arizona that provide reinsurance to our insurance subsidiaries for specific blocks of business. Our captive reinsurance subsidiaries domiciled in Arizona are referred to as our "Arizona captives" in this Annual Report on Form 10-K. We refer to our Missouri captives and our Arizona captives collectively as our "captive reinsurance subsidiaries. For more information on our use of captive reinsurance structures, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities and Subsidiary Credit Support Arrangements".

State insurance laws and regulations require our insurance subsidiaries to file financial statements with state insurance regulators everywhere they are licensed and the operations of our insurance subsidiaries and accounts are subject to examination by those regulators at any time. Our insurance subsidiaries prepare statutory financial statements in accordance with accounting practices and procedures developed by regulators to monitor and regulate the solvency of insurance companies and their ability to pay current and future policyholder obligations. The NAIC has approved these uniform statutory accounting principles ("SAP") which have in turn been adopted, in some cases with minor modifications, by all state insurance regulators.

Our Missouri captives are required to file financial statements with the Missouri Insurance Department, including statutory financial statements. Our Arizona captives are required to file financial statements with the Arizona Department of Insurance ("ADOI") on either a statutory basis or a U.S. GAAP basis, and our Arizona captives have received permission to prepare their financial statements on a U.S. GAAP basis, modified for certain prescribed practices outlined in the Arizona insurance statutes. In addition, our Arizona captives have obtained approval from the ADOI for certain permitted practices, including, for SLDI, taking reinsurance credit for certain ceded reserves where the trust assets backing the liabilities are held by one of our wholly owned insurance companies. SLDI has recorded a receivable for these assets held in trust by its affiliate.

Our insurance subsidiaries, including our captive reinsurance subsidiaries are subject to periodic financial examinations and other inquiries and investigations by their respective domiciliary state insurance regulators and other state law enforcement agencies and attorneys general.

Captive Reinsurer Regulation

State insurance regulators, the NAIC and other regulatory bodies have been investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risks, and the NAIC has made recent advances in captives reform.

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

Insurance Holding Company Regulation

Voya Financial, Inc. and our insurance subsidiaries are subject to the insurance holding companies laws of the states in which such insurance subsidiaries are domiciled. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance regulator in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state’s insurance regulator. Our captive reinsurance subsidiaries are not subject to insurance holding company laws.

Change of Control. State insurance holding company regulations generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company's domiciliary state insurance regulator. Under the laws of each of the domiciliary states of our insurance subsidiaries, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired "control" of the company. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The state insurance regulators, however, may find that "control" exists in circumstances in which a person owns or controls less than 10% of voting securities.

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

Any purchaser of shares of common stock representing 10% or more of the voting power of our capital stock will be presumed to have acquired control of our insurance subsidiaries unless, following application by that purchaser in each insurance subsidiary's state of domicile, the relevant insurance commissioner determines otherwise.

The licensing orders governing our captive reinsurance subsidiaries provide that any change of control requires the approval of such company’s domiciliary state insurance regulator. Although our captive reinsurance subsidiaries are not subject to insurance holding company laws, their domiciliary state insurance regulators may use all or a part of the holding company law framework described above in determining whether to approve a proposed change of control.

NAIC Regulations. The current insurance holding company model act and regulations (the "NAIC Regulations"), versions of which have been adopted by our insurance subsidiaries' domicile states, include a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an "enterprise risk report" that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The NAIC Regulations also include a provision requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control. Each of the states of domicile for our insurance subsidiaries has adopted its version of the NAIC Regulations.

The NAIC's "Solvency Modernization Initiative" focuses on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative resulted in the adoption by the NAIC, and our insurance subsidiaries' domicile states, of the Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"). ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer's material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. In accordance with statutory requirements, Voya Financial regularly prepares and submits ORSA summary reports. This initiative also resulted in the adoption by the NAIC and several of our insurance subsidiary domiciliary regulators of the Corporate Governance Annual Filing Model Act, which requires insurers, including Voya Financial, to make an annual confidential filing regarding their corporate governance policies.

Dividend Payment Restrictions. As a holding company with no significant business operations of our own, we depend on dividends and other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on, and repayment of principal of, our outstanding debt obligations. The states in which our insurance subsidiaries are domiciled impose certain restrictions on such subsidiaries’ ability to pay dividends to us. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend.

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2017 and 2018, and a discussion of ordinary dividend capacity for 2018, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries".

Our Missouri captives may not declare or pay dividends in any form to us other than in accordance with their respective insurance securitization transaction agreements and their respective governing license orders. Likewise, our Arizona captives may not declare or pay dividends in any form to us other than in accordance with their annual capital and dividend plans as approved by the ADOI which include minimum capital requirements.

Approval by a captive's domiciliary insurance regulator of an ongoing plan for the payment of dividends or other distribution is conditioned upon the retention, at the time of each payment, of capital or surplus equal to or in excess of amounts specified by, or determined in accordance with formulas approved for the captive by its domiciliary insurance regulator.

Financial Regulation

Policy and Contract Reserve Sufficiency Analysis. Under the laws and regulations of their states of domicile, our insurance subsidiaries are required to conduct annual analyses of the sufficiency of their statutory reserves. Other jurisdictions in which these subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, are sufficient to meet the insurer’s contractual obligations and related expenses. If such an opinion cannot be rendered, the affected insurer must set up additional statutory reserves by moving funds from available statutory surplus. Our insurance subsidiaries submit these opinions annually to applicable insurance regulatory authorities.

Surplus and Capital Requirements. Insurance regulators have the discretionary authority, in connection with the ongoing licensing of our insurance subsidiaries, to limit or prohibit the ability of an insurer to issue new policies if, in the regulators' judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Insurance regulators may also limit the ability of an insurer to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year. We do not currently believe that the current or anticipated levels of statutory surplus of our insurance subsidiaries present a material risk that any such regulator would limit the amount of new policies that our Principal Insurance Subsidiaries may issue.

Risk-Based Capital. The NAIC has adopted RBC requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2018, the RBC of each of our insurance subsidiaries exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

As a result of the federal tax legislation signed into law on December 22, 2017 ("Tax Reform"), the NAIC updated the factors affecting RBC requirements, including ours, to reflect the lowering of the top corporate tax rate from 35% to 21%. Adjusting these factors in light of Tax Reform resulted in an increase in the amount of capital we are required to maintain to satisfy our RBC requirements.

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

We do not anticipate regulatory action as a result of our 2018 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

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

Cybersecurity Regulatory Activity

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed and enacted legislation and regulations, and issued guidance regarding cybersecurity standards and protocols. For example, in February 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that required banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State's financial services industry". In 2018, South Carolina, Ohio and Michigan adopted versions of the NAIC Insurance Data Security Model Law. These laws, with effective dates ranging from January 1, 2019 to January 20, 2021, ensure that licensees of the Departments of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. During 2019, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

Securities Regulation Affecting Insurance Operations

Certain of our insurance subsidiaries sell variable life insurance and group variable annuities that are registered with and regulated by the SEC as securities under the Securities Act of 1933, as amended (the "Securities Act"). These products are issued through separate accounts that are registered as investment companies under the Investment Company Act, and are regulated by state law. Each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Our mutual funds, and in certain states, our variable life insurance and variable annuity products, are subject to filing and other requirements under state securities laws. Federal and state securities laws and regulations are primarily intended to protect investors and generally grant broad rulemaking and enforcement powers to regulatory agencies.

In April 2018, the SEC published a proposed rule that would, among other things, apply a heightened "best interest" standard to broker-dealers and their associated persons when they make securities investment recommendations to retail customers. If the SEC finalizes this rule, other federal regulators and state regulators may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts.

Federal Initiatives Affecting Insurance Operations

The U.S. federal government generally does not directly regulate the insurance business. Federal legislation and administrative policies in several areas can significantly affect insurance companies. These areas include federal pension regulation, financial services regulation, federal tax laws relating to life insurance companies and their products and the USA PATRIOT Act of 2001 (the "Patriot Act") requiring, among other things, the establishment of anti-money laundering monitoring programs.

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

Securities Regulation with Respect to Certain Insurance and Investment Products and Services

Our variable life insurance and mutual fund products, and certain of our group variable annuities, are generally "securities" within the meaning of, and registered under, the federal securities laws, and are subject to regulation by the SEC and FINRA. Our mutual funds, and in certain states our variable life insurance and certain group variable annuity products, are also "securities" within the meaning of state securities laws. As securities, these products are subject to filing and certain other requirements. Sales activities with respect to these products are generally subject to state securities regulation, which may affect investment advice, sales and related activities for these products.

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

As registered broker-dealers and members of various self-regulatory organizations, our registered broker-dealer subsidiaries are subject to the SEC’s Net Capital Rule, which specifies the minimum level of net capital a broker-dealer is required to maintain and requires a minimum part of its assets to be kept in relatively liquid form. These net capital requirements are designed to measure the financial soundness and liquidity of broker-dealers. The net capital rule imposes certain requirements that may have the effect of preventing a broker-dealer from distributing or withdrawing capital and may require that prior notice to the regulators be provided prior to making capital withdrawals. Compliance with net capital requirements could limit operations that require the intensive use of capital, such as trading activities and underwriting, and may limit the ability of our broker-dealer subsidiaries to pay dividends to us.

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

Employee Retirement Income Security Act Considerations

ERISA is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. Among other things, ERISA imposes reporting and disclosure obligations, prescribes standards of conduct that apply to plan fiduciaries and prohibits transactions known as "prohibited transactions," such as conflict-of-interest transactions, self-dealing and certain transactions between a benefit plan and a party in interest. ERISA also provides for a scheme of civil and criminal penalties and enforcement. Our insurance, investment management and retirement businesses provide services to employee benefit plans subject to ERISA, including limited services under specific contracts where we may act as an ERISA fiduciary. We are also subject to ERISA’s prohibited transaction rules for transactions with ERISA plans, which may affect our ability to, or the terms upon which we may, enter into transactions with those plans, even in businesses unrelated to those giving rise to party in interest status. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the DOL, the U.S. Internal Revenue Service ("IRS") and the U.S. Pension Benefit Guaranty Corporation ("PBGC").

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

Voya Investment Trust Co., our wholly owned subsidiary, is a limited purpose trust company chartered with the Connecticut Department of Banking. Voya Investment Trust Co. is not permitted to, and does not, accept deposits (other than incidental to its trust activities). Voya Investment Trust Co.'s activities are primarily to serve as trustee for and manage various collective and common trust funds. Voya Investment Trust Co. is subject to regulation, supervision and examination by the Connecticut Banking Commissioner and is subject to state fiduciary duty laws. In addition, the collective trust funds managed by Voya Investment Trust Co. are generally subject to ERISA.

Other Laws and Regulations

Dodd-Frank Wall Street Reform and Consumer Protection Act

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

Privacy Laws and Regulation

U.S. federal and state laws and regulations require all companies generally, and financial institutions, including insurance companies in particular, to protect the security and confidentiality of personal information and to notify consumers about their policies and practices relating to their collection, use, and disclosure of consumer information and the protection of the security and confidentiality of that information. The collection, use, disclosure and security of protected health information is also governed by federal and state laws. Federal and state laws also require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions to implement effective programs to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal laws and regulations also regulate the permissible uses of certain types of personal information, including consumer report information. Federal and state governments and regulatory bodies may consider additional or more detailed regulation regarding these subjects. Numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed and enacted legislation and regulations regarding privacy standards and protocols. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, which will take effect on January 1, 2020. We continue to evaluate this legislation and its potential impact on our operations, but depending on its implementation, we and other covered businesses may be required to incur significant expense in order to meet its requirements.

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

AVAILABLE INFORMATION

We file periodic and current reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained through the SEC's website (www.sec.gov) or by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C. 20549 or calling the SEC at 1-800-SEC-0330.

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

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Ongoing changes in monetary policies among the world's large central banks and fiscal policies enacted by various governments could create economic disruption, decrease asset prices, increase market volatility and potentially affect the availability and cost of credit.

Although we carry out business almost exclusively in the United States, we are affected by both domestic and international macroeconomic developments. Volatility and disruptions in financial markets, including global capital markets, can have an adverse effect on our investment portfolio, and our liabilities are sensitive to changing market factors. Factors including interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, exchange rates, the volatility and strength of the capital markets, and deflation and inflation, all affect our financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of impacts, including diverging impacts, on the value of our assets and our liabilities.

In recent years, political events have had significant effects on global financial markets. These events include confrontations over trade between the United States and its traditional allies in North America and Europe, and between the United States and China, and the pending withdrawal by the United Kingdom from its membership in the European Union, commonly referred to as "Brexit". Adverse consequences from these or other events could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in credit, equity, foreign exchange and derivatives markets, or other adverse changes.

More generally, the international system has in recent years faced heightened geopolitical risk, most notably in Eastern Europe and the Middle East, but also in Africa and Southeast Asia, and events in any one of these regions could give rise to an increase in market volatility or a decrease in global economic output.

Even in the absence of a market downturn, our retirement, investment and insurance products, as well as our investment returns and our access to and cost of financing, are sensitive to equity, fixed income, real estate and other market fluctuations and general economic and political conditions. These fluctuations and conditions could materially and adversely affect our results of operations, financial condition and liquidity, including in the following respects:

•
We provide a number of retirement and investment products, and continue to hold a number of insurance contracts that expose us to risks associated with fluctuations in interest rates, market indices, securities prices, default rates, the value of real estate assets, currency exchange rates and credit spreads. The profitability of many of our retirement and investment products, and insurance contracts depends in part on the value of the general accounts and separate accounts supporting them, which may fluctuate substantially depending on the foregoing conditions.

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

•
A change in market conditions, including prolonged periods of high or low inflation or interest rates, could cause a change in consumer sentiment and adversely affect sales and could cause the actual persistency of our products (the probability that a product will remain in force from one period to the next) to vary from their anticipated persistency and adversely affect profitability. Changing economic conditions or adverse public perception of financial institutions can influence customer behavior, which can result in, among other things, an increase or decrease in claims, lapses, withdrawals, deposits or surrenders in certain products, any of which could adversely affect profitability.

•
An equity market decline, decreases in prevailing interest rates, or a prolonged period of low interest rates could result in the value of guaranteed minimum benefits contained in certain of our life insurance and retirement products being higher than current account values or higher than anticipated in our pricing assumptions, requiring us to materially increase reserves for such products, and may result in a decrease in customer lapses, thereby increasing the cost to us. In addition, such a scenario could lead to increased amortization and/or unfavorable unlocking of DAC and value of business acquired ("VOBA").

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

•
Market conditions determine the availability and cost of the reinsurance protection we purchase and may result in additional expenses for reinsurance or an inability to obtain sufficient reinsurance on acceptable terms, which could adversely affect the profitability of our business and the availability of capital.

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

At the holding company level, sources of liquidity in normal markets also include a variety of short-term liquid investments and short-and long-term instruments, including credit facilities, equity securities and medium-and long-term debt. For our subsidiaries, the principal sources of liquidity are fees and insurance premiums, and cash flow from investments and assets.

In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry and our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be limited if regulatory authorities or rating agencies take negative actions against us. If our internal sources of liquidity prove to be insufficient, there is a risk that we may not be able to successfully obtain additional financing on favorable terms, or at all. Any actions we might take to access financing may cause rating agencies to reevaluate our ratings. Any impairment of our ability to access credit markets or other forms of liquidity could have a material adverse effect on our results of operations and financial condition.

The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the low interest rate environment or a period of rapidly increasing interest rates.

The Federal Reserve has actively sought to normalize interest rates over the past few years. However, interest rates remain below historic averages. Supportive monetary policy continues in developed markets globally, but the extent of accommodation has receded. The unwind of extraordinary monetary accommodation by global central banks may lead to increased interest rate volatility.

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

Our ratings could be downgraded at any time and without notice by any rating agency. In addition, we could take actions that could cause one or more rating agencies to cease rating our securities or providing financial strength ratings for our insurance subsidiaries. For a description of material rating actions that have occurred from the end of 2017 through the date of this Annual Report on Form 10-K, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings."

A downgrade or discontinuation of the financial strength rating of one of our Principal Insurance Subsidiaries could affect our competitive position by making it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings and by leading to increased withdrawals by current customers seeking companies with higher financial strength ratings. This could lead to a decrease in AUM and result in lower fee income. Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. In addition, a downgrade or discontinuation in either our financial strength or credit ratings could potentially, among other things, increase our borrowing costs and make it more difficult to access financing; adversely affect the availability of LOCs and other financial guarantees; result in additional collateral requirements, or other required payments or termination rights under derivative contracts or other agreements; and/or impair, or cause the termination of, our relationships with creditors, broker-dealers, distributors, reinsurers or trading counterparties, which could potentially negatively affect our profitability, liquidity and/or capital. In addition, we use assumptions of market participants in estimating the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. These assumptions include our nonperformance risk (i.e., the risk that the obligations will not be fulfilled). Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities.

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

Past or future misconduct by our employees, agents, intermediaries, representatives of our broker-dealer subsidiaries or employees of our vendors could result in violations of law by us or our subsidiaries, regulatory sanctions and/or serious reputational or financial harm, and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates' business decisions and to prevent us from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures. Our compensation policies and practices are reviewed by us as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations and financial condition.

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

The amount of collateral we may be required to post under short-term financing agreements and derivative transactions may increase under certain circumstances. Pursuant to the terms of some transactions, we could be required to make payment to our counterparties related to any change in the market value of the specified collateral assets. Such requirements could have an adverse effect on liquidity. Furthermore, with respect to any such payments, we may have unsecured risk to the counterparty as these amounts may not be required to be segregated from the counterparty's other funds, may not be held in a third-party custodial account and may not be required to be paid to us by the counterparty until the termination of the transaction.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and results of operations.

Fixed income securities represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of securities in our investment portfolio, or similar trends that could worsen the credit quality of such issuers, or guarantors could also have a similar effect. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC ratio. See "A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition." We are also subject to the risk that cash flows resulting from the payments on pools of mortgages or other obligations that serve as collateral underlying the mortgage- or asset-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain "interest-only" securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations and financial condition.

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

Our investment performance is critical to the success of our investment management and related services business, as well as to the profitability of our retirement and insurance products. Poor investment performance as compared to third-party benchmarks or competitor products could lead to a decrease in sales of investment products we manage and lead to redemptions of existing assets, generally lowering the overall level of AUM and reducing the management fees we earn. We cannot assure you that past or present investment performance in the investment products we manage will be indicative of future performance. Any poor investment performance may negatively impact our revenues and income.

Some of our investments are relatively illiquid and in some cases are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. These asset classes represented 34.8% of the carrying value of our total Cash and cash equivalents and Total investments as of December 31, 2018. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

The reported values of our relatively illiquid types of investments do not necessarily reflect the current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we would be able to sell them for the prices at which we have recorded them and we might be forced to sell them at significantly lower prices.

We invest a portion of our invested assets in investment funds, many of which make private equity investments. The amount and timing of income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds' schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter. Recent equity and credit market volatility may reduce investment income for these types of investments.

Our CMO-B portfolio exposes us to market and behavior risks.

We manage a portfolio of various collateralized mortgage obligation ("CMO") tranches in combination with financial derivatives as part of a proprietary strategy we refer to as "CMO-B," as described under "Investments—CMO-B Portfolio." As of December 31, 2018, our CMO-B portfolio had $3.2 billion in total assets, consisting of notional or principal securities backed by mortgages secured by single-family residential real estate, and including interest-only securities, principal-only securities, inverse-floating rate (principal) securities, inverse interest-only securities and Agency Credit Risk Transfer securities. The CMO-B portfolio is subject to a number of market and behavior risks, including interest rate risk, prepayment risk, and delinquency and default risk associated with Agency mortgage borrowers. Interest rate risk represents the potential for adverse changes in portfolio value resulting from changes in the general level of interest rates. Prepayment risk represents the potential for adverse changes in portfolio value resulting from changes in residential mortgage prepayment speed, which in turn depends on a number of factors, including conditions in both credit markets and housing markets. As of December 31, 2018, December 31, 2017 and December 31, 2016,

approximately 41.6%, 43.2%, and 46.4%, respectively, of the Company's total CMO holdings were invested in those types of CMOs, such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs. In addition, government policy changes affecting residential housing and residential housing finance, such as government agency reform and government sponsored refinancing programs, and Federal Reserve Bank purchases of agency mortgage securities could alter prepayment behavior and result in adverse changes to portfolio values. While we actively monitor our exposure to these and other risks inherent in this strategy, we cannot assure you that our hedging and risk management strategies will be effective; any failure to manage these risks effectively could materially and adversely affect our results of operations and financial condition. In addition, although our CMO-B portfolio performed well for a number of years, and particularly well since the financial crisis of 2008-09, primarily due to persistently low levels of short-term interest rates and mortgage prepayments in an atmosphere of tightened housing-related credit availability, this portfolio may not continue to perform as well in the future. A rise in home prices, the concern over further introduction of or changes to government policies aimed at altering prepayment behavior, and an increased availability of housing-related credit could combine to increase expected or actual prepayment speeds, which would likely lower interest only ("IO") and inverse IO valuations. Under these circumstances, the results of our CMO-B portfolio would likely underperform those of recent periods.

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

Our revenues from our investment management business operations are dependent on fees earned under asset management and related services agreements that we have with the clients and funds we advise. Adjusted operating revenues for this segment were $683 million for the year ended December 31, 2018, $731 million for the year ended December 31, 2017, and $627 million for the year ended December 31, 2016 and could be adversely affected if these agreements are altered significantly or terminated in the future. The decline in revenue that might result from alteration or termination of our asset management services agreements could have a material adverse impact on our results of operations or financial condition. Adjusted operating earnings before income taxes for this segment were $205 million for the year ended December 31, 2018, $248 million for the year ended December 31, 2017, and $171 million for the year ended December 31, 2016. In addition, under certain laws, most notably the Investment Company Act and the Investment Advisers Act, advisory contracts may require approval or consent from clients or fund shareholders in the event of an assignment of the contract or a change in control of the investment adviser. Were a transaction to result in an assignment or change in control, the inability to obtain consent or approval from clients or shareholders of mutual funds or other investment funds could result in a significant reduction in advisory fees.

As investment manager for certain private equity funds that we sponsor, we earn both a fixed management fee and performance-based capital allocations, or "carried interest." Our receipt of carried interest is dependent on the fund exceeding a specified investment return hurdle over the life of the fund. The profitability of our investment management activities with respect to these funds depends to a significant extent on our ability to exceed the hurdle rates and receive carried interest. To the extent that we exceed the investment hurdle during the life of the fund, we may receive or accrue carried interest, which is reported as Net investment income and net realized gains (losses) within our Investment Management segment during the period such fees are first earned. If the investment return of a fund were to subsequently decline so that the cumulative return of a fund falls below its specified investment return hurdle, we may have to reverse previously reported carried interest, which would result in a reduction to Net investment income and net realized gains (losses) during the period in which such reversal becomes due. Consequently, a decline in fund performance could require us to reverse previously reported carried interest, which could create volatility in the results we report in our Investment Management segment, and the adverse effects of any such reversals could be material to our results for the period in which they occur. We experienced such losses in the first and second quarters of 2016, for example. As of December 31, 2018, approximately $79 million of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it has been in the past and likely would be in the future difficult to value certain of our securities, such as certain mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that, although currently in active markets with significant observable data, could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment in determining fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition. As of December 31, 2018, 4%, 92% and 4% of our available-for-sale securities were considered to be Level 1, 2 and 3, respectively.

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

Fixed maturity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are therefore excluded from net income (loss). The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income (loss) when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Such realized losses or impairments may have a material adverse effect on our net income (loss) in a particular interim or annual period. For example, we recorded OTTI of $29 million, $21 million, and $34 million in net realized capital losses for the years ended December 31, 2018, 2017 and 2016, respectively.

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

We set prices for many of our employee benefits and insurance products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time due to changes in the natural environment, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment, or other factors. The long-term profitability of such products depends upon how our actual mortality rates, and to a lesser extent actual morbidity rates, compare to our pricing assumptions. In addition, prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers might not offer coverage at all. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would have to accept an increase in our net risk exposures, revise our pricing to reflect higher reinsurance premiums, or otherwise modify our product offering.

Pricing of our employee benefits and insurance products is also based in part upon expected persistency of these products, which is the probability that a policy will remain in force from one period to the next. Actual persistency that is lower than our persistency assumptions could have an adverse effect on profitability, especially in the early years of a policy, primarily because we would be required to accelerate the amortization of expenses we defer in connection with the acquisition of the policy. Actual persistency that is higher than our persistency assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience is higher in these later years. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy, the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability. Many of our products, however, do not permit us to increase premiums or adjust charges and credits during the life of the policy or during the initial guarantee term of the policy. Even if permitted under the policy, we may not be able or willing to raise premiums or adjust other charges for regulatory or competitive reasons.

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

The sensitivity of our statutory reserves and surplus established for the stable value products to changes in interest rates, credit spreads and policyholder behavior will vary depending on the magnitude of these changes, as well as on the book value of assets, the market value of assets, the guaranteed credited rates available to customers and other product features. Realization or re-

measurement of these risks may result in an increase in the reserves for stable value products, and could materially and adversely affect our financial position or results of operations. In particular, in extended low interest rate environments, we bear exposure to the risk that reserves must be added to fund book value withdrawals and transfers when guaranteed annual credited rates exceed the earned rate on invested assets. In a rising interest rate environment, we are exposed to the risk of financial disintermediation through a potential increase in the level of book value withdrawals.

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

Our financial results are subject to risks around actuarial assumptions, including those related to mortality and the future behavior of policyholders, such as lapse rates and future claims payment patterns. These assumptions, which we use to determine our liabilities for future policy benefits, may not reflect future experience. Changes to these actuarial assumptions in the future could require increases to our reserves or result in decreases in the carrying value of DAC/VOBA and other intangibles, in each case in amounts that could be material. Any adverse changes to reserves or DAC/VOBA and other intangibles balances could require us to make material additional capital contributions to one or more of our insurance company subsidiaries or could otherwise be material and adverse to the results of operations or financial condition of the Company. We generally update these actuarial assumptions in the third quarter of each year. For further information, see Results of Operations and Critical Accounting Judgments and Estimates of Part II. Item 7. of this Annual Report on Form 10-K.

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

In addition, if a reinsurer does not have accredited reinsurer status, or if a currently accredited reinsurer loses that status, in any state where we are licensed to do business, we are not entitled to take credit for reinsurance in that state if the reinsurer does not post sufficient qualifying collateral (either qualifying assets in a qualifying trust or qualifying LOCs). In this event, we would be required to establish additional statutory reserves. Similarly, the credit for reinsurance taken by our insurance subsidiaries under reinsurance agreements with affiliated and unaffiliated non-accredited reinsurers is, under certain conditions, dependent upon the non-accredited reinsurer's ability to obtain and provide sufficient qualifying assets in a qualifying trust or qualifying LOCs issued by qualifying lending banks. In order to control expenses associated with LOCs, some of our affiliated reinsurers have established and will continue to pursue alternative sources for qualifying reinsurance collateral. If these steps are unsuccessful, or if unaffiliated non-accredited reinsurers that have reinsured business from our insurance subsidiaries are unsuccessful in obtaining sources of qualifying reinsurance collateral, our insurance subsidiaries might not be able to obtain full statutory reserve credit. Loss of reserve credit by an insurance subsidiary would require it to establish additional statutory reserves and would result in a decrease in the level of its capital, which could have a material adverse effect on our profitability, results of operations and financial condition.

Our reinsurance recoverable balances are periodically assessed for uncollectability. There were no significant allowances for uncollectible reinsurance as of December 31, 2018 and December 31, 2017. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition. For additional information regarding our unsecured reinsurance recoverable balances, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk Related to Credit Risk" in Part II of this Annual Report on Form 10-K.

The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. In recent years, we have faced a number of rate increase actions on in-force business, which have in some instances adversely affected our financial results, and there can be no assurance that the outcome of future rate increase actions would not have a material effect on our results of operations or financial condition. In addition, if reinsurers raise the rates that they charge on new business, we may be forced to raise our premiums, which could have a negative impact on our competitive position.

A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition.

The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain guaranteed minimum death and living benefits. Each of our insurance subsidiaries is subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. For additional discussion of how the NAIC calculates RBC ratios, see "Item 1. Business— Regulation —Regulation Affecting Voya Financial, Inc.—Financial Regulation—Risk-Based Capital."

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by the insurance subsidiary (which itself is sensitive to equity market and credit market conditions), the amount of additional capital such insurer must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. As a result of Tax Reform, the NAIC updated the factors affecting RBC requirements, including ours, to reflect the lowering of the top corporate tax rate from 35% to 21%. Adjusting these factors in light of Tax Reform has resulted in an increase in the amount of capital we are required to maintain to satisfy our RBC requirements. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital we or our insurance subsidiaries should hold relative to the rating agencies' expectations. To the extent that an insurance subsidiary's RBC ratios are deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

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

The CBVA and Annuity Transaction, including managing the transition services on the terms or timing currently contemplated could have negative impacts on us.

As further described under "Item 1–Business–Organizational History and Structure–CBVA and Annuity Transaction", on June 1, 2018, we completed the Transaction with VA Capital and Athene, pursuant to which VA Capital acquired certain of our assets, including all of the shares of the capital stock of VIAC, our Iowa-domiciled insurance subsidiary, and all of the membership interest of DSL, a broker-dealer subsidiary, and which resulted in the disposition of substantially all of our variable annuity and fixed and fixed indexed annuity businesses and related assets. In connection with the Transaction, VIAC rebranded to "Venerable".

Although we believe the Transaction to have been successful to date, it is possible that we may not achieve certain of the benefits that we expect to obtain in connection with the Transaction. For example, it is possible that expected revenues from the appointment of Voya IM or its affiliated advisors as the preferred asset management partner for Venerable may not fully materialize, that our equity investment in Venerable may lose value, or that the ultimate Transaction value to us is less than we anticipated. The Transaction also requires us to provide certain transition services to Venerable, and has created the need to eliminate certain stranded costs, each of which creates additional operational complexity for our business. In addition, as provided for in the MTA governing the Transaction, we and VA Capital are currently involved in discussions concerning the final true-up payment for the businesses we sold, and have not yet reached agreement on the amount. See Overview in the Management's Discussion and Analysis section in Part II, Item 7. of this Annual Report on Form 10-K for further information. Should the Transaction ultimately prove to be less beneficial that we anticipated, or should the transition services, stranded cost elimination, or other Transaction effects create difficulties for our business, our results of operations and financial condition could be adversely affected, possibly in a material way.

Our statutory reserve financings may be subject to cost increases and new financings may be subject to limited market capacity.

We have financing facilities in place for our previously written business and have remaining capacity in existing facilities to support writings through the end of 2019 or later. However certain of these facilities mature prior to the run off of the reserve liability so that we are subject to cost increases or unavailability of capacity upon the refinancing. If we are unable to refinance such facilities, or if the cost of such facilities were to significantly increase, we could be required to obtain other forms of equity or debt financing in order to prevent a reduction in our statutory capitalization. We could incur higher operating or tax costs if the cost of these facilities were to significantly increase or if the cost of replacement financing were significantly higher. For more details, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities and Subsidiary Credit Support Arrangements."

A significant portion of our institutional funding originates from two Federal Home Loan Banks, which subjects us to liquidity risks associated with sourcing a large concentration of our funding from two counterparties.

A significant portion of our institutional funding agreements originates from the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Topeka (each an "FHLB"). As of December 31, 2018 and 2017, for our continuing operations, we had $1,209 million and $501 million of non-putable funding agreements in force, respectively, in exchange for eligible collateral in the form of cash, mortgage backed securities, commercial real estate and U.S. Treasury securities.

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

Our businesses and relationships with customers are dependent upon our ability to maintain the security and confidentiality of our and our customers’ personal information, trade secrets and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). We are also subject to numerous federal and state laws regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. Many of our employees and contractors and the representatives of our broker-dealer subsidiaries have access to and routinely process personal information in computerized, paper and other forms. We rely on various internal policies, procedures and controls to protect the security and confidentiality of personal and confidential information that is accessible to, or in the possession of, us or our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. In 2018, we entered into a consent decree with the SEC in which the SEC alleged that VFA, our broker-dealer subsidiary, failed to maintain adequate policies and procedures to protect certain customer information that was the subject of an April 2016 intrusion into VFA's systems. Although we did not admit or deny wrongdoing, we agreed to pay the SEC a $1 million fine and consented to an independent review of VFA's compliance with SEC rules concerning protection of customer information and identity theft. If we fail in the future to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see "—Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business," and "—A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business."

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

We are highly dependent on automated telecommunications, information technology and other operational systems to record and process our internal transactions and transactions involving our customers. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors, and similar disruptions. Businesses in the United States and in other countries have increasingly become the targets of "cyberattacks," "hacking" or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, can result in the theft of significant amounts of information and funds from online financial accounts, and can cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in our industry, we are subject to cyber incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and other personal information we maintain, we may be at particular risk for targeting. In 2018, we entered into a consent decree with the SEC in which the SEC alleged that VFA, our broker-dealer subsidiary, failed to maintain adequate policies and procedures to protect certain customer information that was the subject of an April 2016 intrusion into VFA's systems. Although we did not admit or deny wrongdoing, we agreed to pay the SEC a $1 million fine and consented to an independent review of VFA's compliance with SEC rules concerning protection of customer information and identity theft.

We retain personal and confidential information and financial accounts in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personal information and proprietary business information, and misappropriate funds from online financial accounts. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The laws of most states require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information or that otherwise results in unauthorized disclosure or use of personal information, could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses. Numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed and enacted legislation and regulations regarding privacy standards and protocols. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, which will take effect on January 1, 2020. We continue to evaluate this legislation and its potential impact on our operations, but depending on its implementation, we and other covered businesses may be required to incur significant expense in order to meet its requirements.

Our third party service providers, including third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations and financial condition.

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed and enacted legislation and regulations, and issued guidance regarding cybersecurity standards and protocols. For example, in February 2017, the NYDFS issued final Cybersecurity Requirements for Financial Services Companies that required banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry."  In 2018, South Carolina, Ohio and Michigan adopted versions of the NAIC Insurance Data Security Model Law. These laws, with effective dates ranging from January 1, 2019 to January 20, 2021, ensure that licensees of the Departments of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. During 2019, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

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

For example, during 2018 FASB issued ASU 2018-12, which will require significant changes to the manner in which we account for our insurance contracts once adopted. This, and other changes to U.S. GAAP could not only affect the way we account for and report significant areas of our business, but could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and may affect how we manage our business.

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

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforward. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies. In 2017, Tax Reform resulted in a reduction of an estimated $679 million in our net deferred tax asset position as of December 31, 2017, excluding amounts that were associated with assets held for sale, and that amount was reflected in income from continuing operations for that year. That reduction was substantially all due to the reduction in the U.S. federal corporate tax rate from 35% to 21%. Tax Reform also resulted in a reduction in the combined statutory deferred tax asset of our insurance companies, reducing their RBC ratio.

Future changes in facts, circumstances, tax law, including a further reduction in federal corporate tax rates may result in a reduction in the carrying value of our deferred income tax asset and the RBC ratios of our insurance subsidiaries, or an increase in the valuation allowance. A reduction in the carrying value of our deferred income tax asset or the RBC ratios of our insurance subsidiaries, or an increase in the valuation allowance could have a material adverse effect on our results of operations and financial condition.

As of December 31, 2018, we have an estimated net deferred tax asset balance of $1.2 billion. Recognition of this asset has been based on projections of future taxable income and on tax planning related to unrealized gains on investment assets. To the extent that our estimates of future taxable income decrease or if actual future taxable income is less than the projected amounts, the recognition of the deferred tax asset may be reduced. Also, to the extent unrealized gains decrease, the tax benefit may be reduced. Any reduction, including a reduction associated with a decrease in tax rate, in the deferred tax asset may be recorded as a tax expense.

Our ability to use certain beneficial U.S. tax attributes is subject to limitations.

Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a "loss trafficking" transaction occurs or is intended. These rules are triggered by the occurrence of an ownership change—generally defined as when the ownership of a company, or its parent, changes by more than 50% (measured by value) on a cumulative basis in any three year period ("Section 382 event"). If triggered, the amount of the taxable income for any post-change year which may be offset by a pre-change loss is subject to an annual limitation. Generally speaking, this limitation is derived by multiplying the fair market value of the Company immediately before the date of the Section 382 event by the applicable federal long-term tax-exempt rate. If the company were to experience a Section 382 event, this could impact our ability to obtain tax benefits from existing tax attributes as well as future losses and deductions.

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

Our insurance operations are subject to comprehensive regulation and supervision throughout the United States. State insurance laws regulate most aspects of our insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors or investors. See "Item 1. Business—Regulation—Insurance Regulation."

State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use captive reinsurance subsidiaries primarily to reinsure term life insurance, universal life insurance with secondary guarantees, and stable value annuity business. Our continued use of captive reinsurance subsidiaries and is subject to to potential regulatory changes. In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the "Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX and AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX and AXXX captives if the applicable reinsurance transaction satisfies AG48. The Standard applies only prospectively, so that XXX/AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014.

Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance companies, either retroactively or prospectively could have a material adverse effect on our financial condition or results of operations. For more detail see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries—Captive Reinsurance Subsidiaries."

Insurance regulators have implemented, or begun to implement significant changes in the way in which insurers must determine statutory reserves and capital, particularly for products with contractual guarantees such as universal life policies, and are considering further potentially significant changes in these requirements.

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

Our retirement and investment, and remaining insurance and annuity products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS.

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

The Dodd-Frank Act over-the-counter derivatives regulations could have adverse consequences for us, and/or materially affect our results of operations, financial condition or liquidity.

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

In April 2018, the SEC published a proposed rule that would, among other things, apply a heightened "best interest" standard to broker-dealers and their associated persons when they make securities investment recommendations to retail customers. If the SEC finalizes this rule, other federal regulators and state regulators may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts.

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

Changes in tax laws and interpretations of existing tax law could increase our tax costs, impact the ability of our insurance company subsidiaries to make distributions to Voya Financial, Inc. or make our products less attractive to customers.

In addition to its effect on our balance sheet, Tax Reform has had, and will continue to have other financial and economic impacts on the Company. While the change in the federal corporate tax rate from 35% to 21% is expected to have a beneficial economic impact on the Company, there are a number of changes enacted in Tax Reform that could increase the Company's tax costs, including:

•	Changes to the dividends received deduction ("DRD");

•	Changes to the capitalization period and rates of DAC for tax purposes;

•	Changes to the calculation of life insurance reserves for tax purposes; and

•	Changes to the rules on deductibility of executive compensation.

It is possible that, as a result of, among other things, future clarifications or guidance from the IRS, other agencies, or the courts, Tax Reform could have adverse impacts, including materially adverse impacts, that we cannot anticipate or predict at this time. Moreover, U.S. states that stand to lose tax revenue as a consequence of Tax Reform may enact measures that increase our tax costs. In addition, there could be other changes in tax law, as well as changes in interpretation and enforcement of existing tax laws that could increase tax costs.

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

The jurisdictions in which our insurance subsidiaries are domiciled impose certain restrictions on the ability to pay dividends to their respective parents. These restrictions are based, in part, on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the relevant state of domicile. In addition, under the insurance laws applicable to our insurance subsidiaries domiciled in Connecticut and Minnesota, no dividend or other distribution exceeding an amount equal to an insurance company's earned surplus may be paid without the domiciliary insurance regulator’s prior approval (the "positive earned surplus requirement"). Under applicable domiciliary insurance regulations, our Principal Insurance Subsidiaries must deduct any distributions or dividends paid in the preceding twelve months in calculating dividend capacity. From time to time, the NAIC and various state insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval. More stringent restrictions on dividend payments may be adopted from time to time by jurisdictions in which our insurance subsidiaries are domiciled, and such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to Voya Financial, Inc. or Voya Holdings by our insurance subsidiaries without prior approval by regulatory authorities. We may also choose to change the domicile of one or more of our insurance subsidiaries or captive insurance subsidiaries, in which case we would be subject to the restrictions imposed under the laws of that new domicile, which could be more restrictive than those to which we are currently subject. In addition, in the future, we may become subject to debt instruments or other agreements that limit the ability of our insurance subsidiaries to pay dividends or make other distributions. The ability of our insurance subsidiaries to pay dividends or make other distributions is also limited by our need to maintain the financial strength ratings assigned to such subsidiaries by the rating agencies. These ratings depend to a large extent on the capitalization levels of our insurance subsidiaries.

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2017 and 2018, and a discussion of ordinary dividend capacity for 2019, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Restrictions on Dividends and Returns of Capital from Subsidiaries." Our Principal Insurance Subsidiary domiciled in Connecticut has ordinary dividend capacity for 2019. However, as a result of the extraordinary dividends it paid in 2015 , 2016, and 2017 together with statutory losses incurred in connection with the recapture and cession to one of our Arizona captives of certain term life business in the fourth quarter of 2016, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus. In addition, primarily as a result of statutory losses incurred in connection with the retrocession of our Principal Insurance Subsidiary domiciled in Minnesota of certain life insurance business in the fourth quarter of 2018, our Principal Insurance Subsidiary domiciled in Colorado has a net loss from operations for the twelve-month period ending the preceding December 31. Therefore neither our Minnesota or Colorado Principal Insurance Subsidiaries have the capacity at this time to make ordinary dividend payments to Voya Holdings and cannot make an extraordinary dividend payment to Voya Holdings Inc. without domiciliary regulatory approval, which can be granted or withheld in the discretion of the regulator.

If any of our Principal Insurance Subsidiaries subject to the positive earned surplus requirement do not succeed in building up sufficient positive earned surplus to have ordinary dividend capacity in future years, such subsidiary would be unable to pay dividends or distributions to our holding companies absent prior approval of its domiciliary insurance regulator, which can be granted or withheld in the discretion of the regulator. In addition, if our Principal Insurance Subsidiaries generate capital in excess of our target combined estimated RBC ratio of 400% and our individual insurance company ordinary dividend limits in future years, then we may also seek extraordinary dividends or distributions. There can be no assurance that our Principal Insurance Subsidiaries will receive approval for extraordinary distribution payments in the future.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

As of December 31, 2018, we owned or leased 66 locations totaling approximately 1.8 million square feet, of which approximately 0.8 million square feet was owned properties and approximately 1.0 million square feet was leased properties throughout the United States.

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

The declaration and payment of dividends is subject to the discretion of our Board of Directors and depends on Voya Financial, Inc.'s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Voya Financial, Inc.'s other insurance subsidiaries and other factors deemed relevant by the Board. The payment of dividends is also subject to restrictions under the terms of our junior subordinated debentures in the event we should choose to defer interest payments on those debentures. Additionally, our ability to declare or pay dividends on shares of our common stock will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A Preferred Stock for the last preceding dividend period. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources in Part II, Item 7. of this Annual Report on Form 10-K for further information regarding common stock dividends.

At February 15, 2019, there were eight stockholders of record of common stock, which are different from the number of beneficial owners of the Company’s common stock.

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.'s repurchases of its common stock for the three months ended December 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
October 1, 2018 - October 31, 2018	1,785,973	$47.68	1,781,082	$676
November 1, 2018 - November 30, 2018	2,610,513	44.34	2,587,967	561
December 1, 2018 - December 31, 2018	1,800,628	41.61	1,800,414	486
Total	6,197,114	$44.51	6,169,463	N/A
(1) In connection with exercise of vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended December 31, 2018, there were 27,651 Treasury share increases in connection with such withholding activities.
(2) On October 25, 2018, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500. The current share repurchase authorization expires on December 31, 2019 (unless extended), and does not obligate the Company to purchase any shares. The authorization for share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

Refer to the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K and to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for equity compensation information.

Item 6.    Selected Financial Data

The following selected financial data has been derived from the Company's Consolidated Financial Statements. The Statement of Operations data for the years ended December 31, 2018, 2017 and 2016 and the Balance Sheet data as of December 31, 2018 and 2017 have been derived from the Company's Consolidated Financial Statements included elsewhere herein. The Statement of Operations data for the years ended December 31, 2015 and 2014 and the Balance Sheet data as of December 31, 2016, 2015 and 2014 have been derived from the Company's audited Consolidated Financial Statements not included herein. Certain prior year amounts have been reclassified to reflect the presentation of discontinued operations and assets and liabilities of businesses held for sale. The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K and the Financial Statements and Supplementary Data in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	($ in millions, except per share amounts)
Statement of Operations Data:
Revenues
Net investment income	$3,307	$3,294	$3,354	$3,343	$3,357
Fee income	2,708	2,627	2,471	2,470	2,462
Premiums	2,159	2,121	2,795	2,554	2,006
Net realized capital gains (losses)	(399)	(227)	(363)	(560)	(105)
Total revenues	8,514	8,618	8,788	8,716	8,780
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	4,575	4,636	5,314	4,698	4,410
Operating expenses	2,691	2,654	2,655	2,684	3,088
Net amortization of Deferred policy acquisition costs and Value of business acquired	368	529	415	377	240
Interest expense	221	184	288	197	190
Total benefits and expenses	7,904	8,090	8,778	8,240	8,145
Income (loss) from continuing operations before income taxes	610	528	10	476	635
Income tax expense (benefit)	55	740	(29)	84	(1,731)
Income (loss) from continuing operations	555	(212)	39	392	2,366
Income (loss) from discontinued operations, net of tax	457	(2,580)	(337)	146	167
Net income (loss)	1,012	(2,792)	(298)	538	2,533
Less: Net income (loss) attributable to noncontrolling interest	137	200	29	130	238
Net income (loss) available to Voya Financial, Inc.	875	(2,992)	(327)	408	2,295

Earnings Per Share
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$2.56	$(2.24)	$0.05	$1.16	$8.41
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$2.80	$(14.01)	$(1.68)	$0.65	$0.66
Income (loss) available to Voya Financial, Inc.'s common shareholders	$5.36	$(16.25)	$(1.63)	$1.81	$9.07

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$2.48	$(2.24)	$0.05	$1.15	$8.34
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$2.72	$(14.01)	$(1.66)	$0.65	$0.66
Income (loss) available to Voya Financial, Inc.'s common shareholders	$5.20	$(16.25)	$(1.61)	$1.80	$9.00

Cash dividends declared per common share	$0.04	$0.04	$0.04	$0.04	$0.04

	As of December 31,
	2018	2017	2016	2015	2014
	($ in millions)
Balance Sheet Data:
Total investments	$63,566	$66,087	$63,783	$60,939	$64,170
Assets held in separate accounts	71,228	77,605	66,185	63,159	67,460
Assets held for sale	—	59,052	62,709	63,887	67,627
Total assets	154,682	222,532	214,585	218,574	227,252
Future policy benefits and contract owner account balances	65,489	65,805	64,848	63,173	61,542
Short-term debt	1	337	—	—	—
Long-term debt	3,136	3,123	3,550	3,460	3,487
Liabilities related to separate accounts	71,228	77,605	66,185	63,159	67,460
Liabilities held for sale	—	58,277	59,576	59,695	63,098
Total Voya Financial, Inc. shareholders' equity, excluding AOCI(1)	7,606	7,278	11,074	12,012	13,042
Total Voya Financial, Inc. shareholders' equity	8,213	10,009	12,995	13,437	16,146
(1) Shareholders'equity, excluding AOCI, is derived by subtracting AOCI from Voya Financial, Inc. shareholders’ equity—both components of which are presented in the respective Consolidated Balance Sheets. For a description of AOCI, see the Accumulated Other Comprehensive Income (Loss) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. We provide shareholders’ equity, excluding AOCI, because it is a common measure used by insurance analysts and investment professionals in their evaluations.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2018, 2017 and 2016 and financial condition as of December 31, 2018 and 2017. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

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

Overview

We provide our principal products and services through four segments: Retirement, Investment Management, Employee Benefits and Individual Life. Corporate includes activities not directly related to our segments, results of the Retained Business (defined below) and certain run-off activities that are not meaningful to our business strategy. See the Segments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on our segments.

In general, our primary sources of revenue include fee income from managing investment portfolios for clients as well as asset management and administrative fees from certain insurance and investment products; investment income on our general account and other funds; and from insurance premiums. Our fee income derives from asset- and participant-based advisory and recordkeeping fees on our retirement products, from management and administrative fees we earn from managing client assets, from the distribution, servicing and management of mutual funds, as well as from other fees such as surrender charges from policy withdrawals. We generate investment income on the assets in our general account, primarily fixed income assets, that back our liabilities and surplus. We earn premiums on insurance policies, including stop-loss, group life, voluntary and disability products as well as individual life insurance and retirement contracts. Our expenses principally consist of general business expenses, commissions and other costs of selling and servicing our products, interest credited on general account liabilities as well as insurance claims and benefits including changes in the reserves we are required to hold for anticipated future insurance benefits.

Because our fee income is generally tied to account values, our profitability is determined in part by the amount of assets we have under management or administration, which in turn depends on sales volumes to new and existing clients, net deposits from retirement plan participants, and changes in the market value of account assets. Our profitability also depends on the difference between the investment income we earn on our general account assets, or our portfolio yield, and crediting rates on client accounts. Underwriting income, principally dependent on our ability to price our insurance products at a level that enables us to earn a margin over the costs associated with providing benefits and administering those products, and to effectively manage actuarial and policyholder behavior factors, is another component of our profitability.

Profitability also depends on our ability to effectively deploy capital and utilize our tax assets. Furthermore, profitability depends on our ability to manage expenses to acquire new business, such as commissions and distribution expenses, as well as other operating costs.

The following represents segment percentage contributions to total Adjusted operating revenues and Adjusted operating earnings before income taxes for the year ended December 31, 2018:

	Year Ended December 31, 2018
percent of total	Adjusted Operating Revenues	Adjusted Operating Earnings before Income Taxes
Retirement	33.2%	87.4%
Investment Management	8.3%	25.6%
Employee Benefits	22.5%	20.0%
Individual Life	31.3%	(4.1)%
Corporate	4.7%	(28.8)%

Discontinued Operations

On June 1, 2018, we consummated a series of transactions (collectively, the "Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 ("MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd ("Athene"). As part of the Transaction, Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, acquired two of our subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"), and VIAC and other Voya subsidiaries reinsured to Athene substantially all of their fixed and fixed indexed annuities business. In connection with the Transaction, VIAC and another Voya subsidiary engaged in a series of reinsurance arrangements pursuant to which Voya and its subsidiaries other than VIAC retained VIAC’s businesses other than variable annuities and fixed and fixed indexed annuities. The Transaction resulted in the disposition of substantially all of our Closed Block Variable Annuity ("CBVA") and Annuities businesses. We have determined that the CBVA and Annuities businesses disposed of meet the discontinued operations criteria and that the sale represents a strategic shift that has a major effect on our operations. Accordingly, the results of operations of the businesses sold have been presented as discontinued operations and segregated for all periods presented, and the assets and liabilities of the businesses sold were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2017. As of December 31, 2017, we recorded an estimated loss on sale, net of tax of $2,423 million which included estimated transactions costs of $31 million as well as the loss of $692 million of deferred tax assets to write down the assets related to our discontinued operations to fair value, which was based on the estimated sales price in the Transaction, less cost to sell as of December 31, 2017. Income (loss) from discontinued operations, net of tax for the year ended December 31, 2018 includes a favorable adjustment to the loss on sale of $505 million, net of tax. As required by the MTA, VA Capital provided us with its proposed purchase price adjustments in December 2018. By way of a dispute notice provided to VA Capital in January 2019, we have formally objected to each of these proposed adjustments. The MTA requires the parties to attempt to resolve these differences in an informal manner prior to entering a formal arbitration phase. Whether or not arbitration is required, we expect this matter to be resolved during the first or second quarter of 2019. Applicable accounting principles require us to estimate and disclose any reasonably possible loss associated with VA Capital’s purchase price adjustment claims, even in a circumstance where we believe that we will prevail on the merits. Solely for this purpose, we estimate that this reasonably possible loss is in a range between $0 and $100 million.

Pursuant to the terms of the Transaction, we have retained a small number of CBVA and Annuities policies that are not included in the disposed businesses described above as "Retained Business". We have evaluated our segment presentation and have determined that, because the Retained Business is insignificant, its results are reported in Corporate.

The following table summarizes the components of Income (loss) from discontinued operations, net of tax for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018 (1)	2017	2016
Revenues:
Net investment income	$510	$1,266	$1,288
Fee income	295	801	889
Premiums	(50)	190	720
Total net realized capital gains (losses)	(345)	(1,234)	(900)
Other revenue	10	19	19
Total revenues	420	1,042	2,016
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	442	978	2,199
Operating expenses	(14)	250	283
Net amortization of Deferred policy acquisition costs and Value of business acquired	49	127	136
Interest expense	10	22	22
Total benefits and expenses	487	1,377	2,640
Income (loss) from discontinued operations before income taxes	(67)	(335)	(624)
Income tax expense (benefit)	(19)	(178)	(287)
Loss on sale, net of tax	505	(2,423)	—
Income (loss) from discontinued operations, net of tax	$457	$(2,580)	$(337)
(1) Reflects Income (loss) from discontinued operations, net of tax for the five months ended May 31, 2018 (the Transaction closed on June 1, 2018).

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

Market Conditions

While extraordinary monetary accommodation has suppressed volatility in rate, credit and domestic equity markets for an extended period, global capital markets are now past peak accommodation as the U.S. Federal Reserve continues its gradual pace of policy normalization. As global monetary policy becomes less accommodative, an increase in market volatility could affect our business, including through effects on the rate and spread component of yields we earn on invested assets, changes in required reserves and capital, and fluctuations in the value of our assets under management ("AUM") or administration ("AUA"). These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation, levels of global trade, and geopolitical risk. In the short- to medium-term, the potential for increased volatility, coupled with prevailing interest rates below historical averages, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment could make it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be adversely affected by market volatility as fees driven by AUM fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. As a company with strong retirement, investment management and insurance capabilities, however, we believe the market conditions noted above may, over the long term, enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable. For additional information on our sensitivity to interest rates and equity market prices, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

Interest Rate Environment

In the fourth quarter of 2018, the term structure of interest rates featured lower rates. While domestic economic conditions spurred an increase in the Fed Funds rate in December 2018 - the eighth increase in less than two years - rates across the term structure rallied in the fourth quarter on a weakening economic outlook. Intermediate parts of the yield curve inverted - with some intermediate Treasury maturities offering lower yields than shorter-dated maturities - as the market began to price in lower future policy rates. The Federal Reserve has begun execution of its plan for gradually reducing its holdings of Treasury and agency securities. The timing and impact of any further increases in the Federal Funds rate, or deviations in the expected pace of Federal Reserve balance sheet normalization are uncertain and dependent on the Federal Reserve Board's assessment of economic growth, labor market developments, inflation outlook, fiscal policy developments and other risks that will impact the level and volatility of rates.

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

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•
Our continuing business general account investment portfolio, which was approximately $62 billion as of December 31, 2018, consists predominantly of fixed income investments and had an annualized earned yield of approximately 5.2% in the fourth quarter of 2018. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2019 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

Stranded Costs
As a result of the Transaction, the historical revenues and certain expenses of our CBVA and Annuities businesses have been classified as discontinued operations. Expenses classified within discontinued operations include only direct operating expenses incurred by these businesses, and then only to the extent that the nature of such expenses was such that we would cease to incur such expenses upon the close of the Transaction. Certain other direct costs of these businesses, including those which relate to activities for which we have agreed to provide transitional services and for which we are reimbursed under a transition services agreement, are reported within continuing operations. Additionally, indirect costs, such as those related to corporate and shared service functions that were previously allocated to the businesses sold, are reported within continuing operations. These costs reported within continuing operations ("Stranded Costs") are recorded in Corporate and are included in Adjusted operating earnings before income taxes and Income (loss) from continuing operations for all periods presented. We are addressing Stranded Costs through a cost reduction strategy. Refer to Restructuring in Part II, Item 7 of this Annual Report on Form 10-K for more information on this program.

Carried Interest

Net investment income and net realized gains (losses), within our Investment Management segment, includes, for the current and previous periods, performance-based capital allocations related to sponsored private equity funds ("carried interest") that are subject to later reversal based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdle rates. Any such reversal could be fully or partially recovered in subsequent periods if cumulative fund performance later exceeds applicable hurdles. For the year ended December 31, 2018, our carried interest total net results were a gain of $13 million, including the recovery of $1 million in previously reversed accrued carried interest related to a private equity fund which experienced an improvement in fund performance during 2017. For the year ended December 31, 2017, our carried interest total net results were a gain of $35 million, including the recovery of $25 million in previously reversed accrued carried interest related to a private equity fund which experienced an increase in fund performance during 2017. For additional information on carried interest, see Risk Factors - Revenues, earnings and income from our Investment Management business operations could be adversely affected if the terms of our asset management agreements are significantly altered or the agreements are terminated, or if certain performance hurdles are not realized in Part I, Item 1A. of this Annual Report on Form 10-K.

Restructuring

Organizational Restructuring

As a result of the closing of the Transaction, we are undertaking further restructuring efforts to execute the transition and reduce stranded expenses associated with our CBVA and fixed and fixed indexed annuities businesses, as well as our corporate and shared services functions ("Organizational Restructuring").

In October 2018, we announced our decision to cease new sales following the strategic review of our Individual Life business. See the Business, Basis of Presentation and Significant Accounting Policies Note in Part II, Item 8. of this Annual Report on Form 10-K for additional information.

In November 2018, we announced that we are targeting an additional $100 million of cost savings by the end of 2020, which is in addition to savings previously announced of $110 to $130 million by the middle of 2019 and $20 million of expected savings from ceasing Individual Life sales referenced above. These savings initiatives will improve operational efficiency, strengthen technology capabilities and centralize certain sales, operations and investment management activities. The restructuring charges in connection with these initiatives are not reflected in our run-rate cost savings estimates.

The Organizational Restructuring initiatives described above have resulted in recognition of severance and organizational transition costs and are reflected in Operating expenses in the Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. For the year ended December 31, 2018, we incurred Organizational Restructuring expenses of $49 million associated with continuing operations.

The aggregate amount of additional Organizational Restructuring expenses we expect to incur is in the range of $200 to $300 million. We anticipate that these costs, which will include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs, will occur at least through the end of 2020.

Restructuring expenses that were directly related to the preparation for and execution of the Transaction are included in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations. For the year ended December 31, 2018, we incurred Organizational Restructuring expenses as a result of the Transaction of $6 million of severance and organizational transition costs, which are reflected in discontinued operations.

2016 Restructuring

In 2016, we began implementing a series of initiatives designed to make us a simpler, more agile company able to deliver an enhanced customer experience ("2016 Restructuring"). These initiatives include an increasing emphasis on less capital-intensive products and the achievement of operational synergies.

Substantially all of the initiatives associated with the 2016 Restructuring program concluded at the end of 2018. However, we expect to incur approximately $10 to $20 million of additional restructuring costs associated with the completion of the information technology transition agreement entered into during 2017.

For the years ended December 31, 2018, 2017 and 2016, the total of all initiatives in the 2016 Restructuring program resulted in restructuring expenses of $30 million, $82 million and $34 million, respectively, which are reflected in Operating expenses in the Consolidated Statements of Operations, but are excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of our segments.

Results of Operations

Operating Measures

In this MD&A, we discuss Adjusted operating earnings before income taxes and Adjusted operating revenues, each of which is a measure used by management to evaluate segment performance. We provide more information on each measure below.

Adjusted Operating Earnings before Income Taxes

Adjusted operating earnings before income taxes. We believe that Adjusted operating earnings before income taxes provides a meaningful measure of our business and segment performance and enhances the understanding of our financial results by focusing on the operating performance and trends of the underlying business segments and excluding items that tend to be highly variable from period to period based on capital market conditions or other factors. We use the same accounting policies and procedures to measure segment Adjusted operating earnings before income taxes as we do for the directly comparable U.S. GAAP measure, which is Income (loss) from continuing operations before income taxes. Adjusted operating earnings before income taxes does not replace Income (loss) from continuing operations before income taxes as a measure of our consolidated results of operations. Therefore, we believe that it is useful to evaluate both Income (loss) from continuing operations before income taxes and Adjusted operating earnings before income taxes when reviewing our financial and operating performance. Each segment’s Adjusted operating earnings before income taxes is calculated by adjusting Income (loss) from continuing operations before income taxes for the following items:

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

63

•
Impairment of goodwill, value of management contract rights and value of customer relationships acquired, which includes losses as a result of impairment analysis; these represent losses related to infrequent events and do not reflect normal, cash-settled expenses;

•
Immediate recognition of net actuarial gains (losses) related to our pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period. We immediately recognize actuarial gains and losses related to pension and other postretirement benefit obligations gains and losses from plan adjustments and curtailments. These amounts do not reflect normal, cash-settled expenses and are not indicative of current Operating expense fundamentals; and

•
Other items not indicative of normal operations or performance of our segments or related to events such as capital or organizational restructurings undertaken to achieve long-term economic benefits, including certain costs related to debt and equity offerings and severance and other third-party expenses associated with such activities. These items vary widely in timing, scope and frequency between periods as well as between companies to which we are compared. Accordingly, we adjust for these items as our management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of our segments.

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

Sales Statistics

In our discussion of our segment results under Results of Operations—Segment by Segment, we sometimes refer to sales activity for various products. The term "sales" is used differently for different products, as described more fully below. These sales statistics do not correspond to revenues under U.S. GAAP and are used by us as operating statistics underlying our financial performance.

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

Results of Operations - Company Consolidated

The following table presents the consolidated financial information for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Revenues:
Net investment income	$3,307	$3,294	$3,354
Fee income	2,708	2,627	2,471
Premiums	2,159	2,121	2,795
Net realized capital gains (losses)	(399)	(227)	(363)
Other revenue	447	371	342
Income (loss) related to consolidated investment entities	292	432	189
Total revenues	8,514	8,618	8,788
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	4,575	4,636	5,314
Operating expenses	2,691	2,654	2,655
Net amortization of Deferred policy acquisition costs and Value of business acquired	368	529	415
Interest expense	221	184	288
Operating expenses related to consolidated investment entities	49	87	106
Total benefits and expenses	7,904	8,090	8,778
Income (loss) from continuing operations before income taxes	610	528	10
Income tax expense (benefit)	55	740	(29)
Income (loss) from continuing operations	555	(212)	39
Income (loss) from discontinued operations, net of tax	457	(2,580)	(337)
Net Income (loss)	1,012	(2,792)	(298)
Less: Net income (loss) attributable to noncontrolling interest	137	200	29
Net income (loss) available to Voya Financial, Inc.	$875	$(2,992)	$(327)

The following table presents information about our Operating expenses for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Operating expenses:
Commissions	$677	$695	$747
General and administrative expenses:
Net actuarial (gains)/losses related to pension and other postretirement benefit obligations	47	16	55
Restructuring expenses	79	82	34
Strategic Investment Program (1)	—	80	117
Other general and administrative expenses	2,104	2,023	1,966
Total general and administrative expenses	2,230	2,201	2,172
Total operating expenses, before DAC/VOBA deferrals	2,907	2,896	2,919
DAC/VOBA deferrals	(216)	(242)	(264)
Total operating expenses	$2,691	$2,654	$2,655
(1) Beginning in 2018, remaining costs of our Strategic Investment Program related to IT simplification, digital and analytics are insignificant and have been allocated to our reportable segments within Other general and administrative expenses.

The following table presents AUM and AUA as of the dates indicated:

	As of December 31,
($ in millions)	2018	2017	2016
AUM and AUA:
Retirement	$316,475	$382,708	$316,849
Investment Management	250,468	274,304	260,691
Employee Benefits	1,788	1,829	1,791
Individual Life	15,287	15,633	15,221
Eliminations/Other	(116,753)	(119,958)	(110,199)
Total AUM and AUA(1)	$467,265	$554,516	$484,353

AUM	$281,380	$307,980	$287,109
AUA	185,885	246,536	197,244
Total AUM and AUA(1)	$467,265	$554,516	$484,353
(1) Includes AUM and AUA related to the Transaction, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

The following table presents a reconciliation of Income (loss) from continuing operations to Adjusted operating earnings before income taxes and the relative contributions of each segment to Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Income (loss) from continuing operations before income taxes	$610	$528	$10
Less Adjustments(1):
Net investment gains (losses) and related charges and adjustments	(127)	(84)	(108)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	40	46	4
Loss related to businesses exited through reinsurance or divestment	(76)	(45)	(14)
Income (loss) attributable to noncontrolling interests	137	200	29
Loss related to early extinguishment of debt	(40)	(4)	(104)
Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments	(47)	(16)	(55)
Other adjustments	(79)	(97)	(71)
Total adjustments to income (loss) from continuing operations before income taxes	$(192)	$—	$(319)

Adjusted operating earnings before income taxes by segment:
Retirement	$701	$456	$450
Investment Management	205	248	171
Employee Benefits	160	127	126
Individual Life	(33)	92	59
Corporate(2)	(231)	(395)	(477)
Total adjusted operating earnings before income taxes	$802	$528	$329
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

The following table presents a reconciliation of Total revenues to Adjusted operating revenues and the relative contributions of each segment to Adjusted operating revenues for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Total revenues	$8,514	$8,618	$8,788
Adjustments(1):
Net realized investment gains (losses) and related charges and adjustments	(170)	(100)	(112)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	54	52	9
Revenues related to businesses exited through reinsurance or divestment	(32)	122	96
Revenues attributable to noncontrolling interests	186	286	133
Other adjustments	259	212	183
Total adjustments to revenues	$297	$572	$309

Adjusted operating revenues by segment:
Retirement	$2,727	$2,538	$3,257
Investment Management	683	731	627
Employee Benefits	1,849	1,767	1,616
Individual Life	2,575	2,563	2,528
Corporate (2)	383	447	451
Total adjusted operating revenues	$8,217	$8,046	$8,479
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

The following table presents the adjustment to Income (loss) from continuing operations before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Other-than-temporary impairments	$(30)	$(22)	$(34)
CMO-B fair value adjustments(1)	(115)	(86)	(43)
Gains (losses) on the sale of securities	(24)	18	(65)
Other, including changes in the fair value of derivatives	11	(10)	31
Total investment gains (losses)	(158)	(100)	(111)
Net amortization of DAC/VOBA and other intangibles on above	31	16	3
Net investment gains (losses)	$(127)	$(84)	$(108)
(1) For a description of our CMO-B portfolio, see Investments - CMO-B Portfolio in Part II, Item 7. of this Annual Report on Form 10-K.

The following table presents the adjustment to Income (loss) from continuing operations before income taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Gain (loss), excluding nonperformance risk	$51	$63	$(3)
Gain (loss) due to nonperformance risk(1)	(11)	(17)	7
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	40	46	4
Net amortization of DAC/VOBA and sales inducements	—	—	—
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$40	$46	$4
(1) Refer to Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for further detail.

The following table presents significant items included in Income (loss) from discontinued operations, net of tax for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Adjustment to loss on sale, net of tax excluding costs to sell	$507	$(2,392)	$—
Transaction costs	(2)	(31)	—
Net results of discontinued operations, excluding notable items	339	1,072	868
Income tax benefit (expense)	19	178	287
Notable items in CBVA results:
Net gains (losses) related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk	(409)	(1,136)	(1,470)
Gain (loss) due to nonperformance risk	4	(284)	74
DAC/VOBA and other intangibles unlocking	(1)	13	(96)
Income (loss) from discontinued operations, net of tax(1)	$457	$(2,580)	$(337)
(1) Refer to the Discontinued Operations Note in Part II, Item 8. of this Annual Report on Form 10-K for further detail.

Notable Items

The tables below highlight notable items that are included in Adjusted operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; and (2) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking).

Each quarter, we update our DAC/VOBA and other intangibles based on actual historical gross profits and projections of estimated gross profits. During the third quarter of 2018, 2017, and 2016, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for the Investment Management segment, for which assumption reviews are not relevant). As a result of these reviews, we have made a number of changes to our assumptions resulting in net unfavorable impacts to segment Adjusted operating earnings before income taxes for the years ended December 31, 2018, 2017, and 2016 of $153 million, $189 million, and $191 million, respectively. These unfavorable impacts are included in the table below as components of DAC/VOBA and other intangibles unlocking. For information about the impacts of the annual review of assumptions on DAC/VOBA and other intangibles and Adjusted operating earnings before income taxes related to our segments, see Results of Operations - Segment by Segment in Part II, Item 7. of this Annual Report on Form 10-K.

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets. Because the GMIR initiative for 2017 is classified as a contract modification under insurance accounting, it requires an acceleration of DAC/VOBA amortization resulting in unfavorable unlocking for the Retirement segment and will favorably impact the DAC/VOBA amortization rate and Adjusted operating earnings in the future. During 2018, we have updated our assumptions related to the GMIR initiative to reflect higher expected consents based on company experience. The unfavorable unlocking, which amounted to $51 million for 2018 included $8 million reflected in the annual assumption updates described above. The unfavorable unlocking, which amounted to $220 million for 2017 included $92 million reflected in the annual assumption updates described above. The GMIR initiative unlocking was recorded in Net amortization of DAC/VOBA and was determined based on legally binding consent acceptances received from customers and expected future acceptances of consents from customers we began soliciting in 2017 as well as for customers that will be solicited as part of the GMIR initiative.

During 2016, we received distributions of cash in the amount of $16 million, in conjunction with a Lehman Brothers bankruptcy settlement ("Lehman Recovery") which was recognized in Net investment income.

Collectively, the Lehman Recovery and LIHTC losses, net of DAC/VOBA and other intangibles impacts, are referred to as "Net gain from Lehman Recovery/LIHTC" and presented in the table below:

	Year Ended December 31,
($ in millions)	2018	2017	2016
DAC/VOBA and other intangibles unlocking (1)(2)	$(278)	$(299)	$(213)
Net gain from Lehman Recovery/LIHTC(3)	—	—	16
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
(3) Net gain (loss) from Lehman Recovery/LIHTC is included in segment Adjusted operating earnings before income taxes in 2016.

The following table presents the net impact to Adjusted operating earnings before income taxes of the Net gain from Lehman Recovery and the related amortization and unlocking of DAC/VOBA and other intangibles by segment for 2016:

	Year Ended December 31, 2016
($ in millions)	Net investment income (loss)	DAC/VOBA and other intangibles amortization(1)	DAC/VOBA and other intangibles unlocking(1)	Net gain from Lehman Recovery
Retirement	$5	$(1)	$—	$4
Investment Management	3	—	—	3
Employee Benefits	1	—	—	1
Individual Life	9	(3)	2	8
Net gain (loss) included in Adjusted operating earnings before income taxes	$18	$(4)	$2	$16
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

The following table presents the impact on segment Adjusted operating earnings before income taxes of the annual assumption updates for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Retirement	$48	$(47)	$(83)
Employee Benefits	1	—	1
Individual Life	(207)	(142)	(109)
Corporate	5	—	—
Total	$(153)	$(189)	$(191)

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

Consolidated - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Income (Loss)

Net investment income increased $13 million from $3,294 million to $3,307 million primarily due to:

•	higher alternative investment income.

The increase was partially offset by:

•	a recovery of previously reversed carried interest in the prior period in our Investment Management segment; and

•	lower investment income in our runoff blocks of business.

Fee income increased $81 million from $2,627 million to $2,708 million primarily due to:

•
an increase in separate account and institutional/mutual fund AUM in our Retirement segment driven by market improvements and the cumulative impact of positive net flows resulting in higher full service fees;

•	an increase in recordkeeping fees in our Retirement segment; and

•	higher management and administrative fees earned in our Investment Management segment.

The increase was partially offset by:

•	an unfavorable variance driven by annual assumption updates and amortization of unearned revenue in our Individual Life segment; and

•	a shift in the business mix in our Retirement segment.

Premiums increased $38 million from $2,121 million to $2,159 million primarily due to:

•	higher premiums driven by growth of the voluntary and group life business partially offset by a decline in stop loss premiums in our Employee Benefits segment.

The increase was partially offset by:

•
lower considerations of life contingent contracts resulting in lower Premiums which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders in the Retained Business; and

•	a decline in premiums in our Individual Life segment due to discontinued sales.

Net realized capital losses increased $172 million from $227 million to $399 million primarily due to:

•	unfavorable market value changes associated with business reinsured;

•
higher Net realized investment losses as a result of losses on the sale of securities, greater losses in CMO-B fair value adjustments, and higher impairments partially offset by gains due to changes in the fair value of derivatives; and

•	lower gains in the fair value of net guaranteed benefit derivatives, excluding nonperformance risk due to changes in interest rates.

The losses were partially offset by:

•	lower losses in the fair value of net guaranteed benefit derivatives due to nonperformance risk.

Other revenue increased $76 million from $371 million to $447 million primarily due to:

•	higher broker-dealer revenues in our Retirement segment;

•	revenue resulting from a transition services agreement;

•	favorable market value adjustments on separate accounts in our Retirement segment; and

•	revised projection of the deferred loss amortization associated with a closed block of business.

The increase was partially offset by:

•	lower performance fees in our Investment Management segment.

Interest credited and other benefits to contract owners/policyholders decreased $61 million from $4,636 million to $4,575 million primarily due to:

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured;

•	lower annuitization of life contingent contracts which corresponds to a decrease in Premiums;

•	favorable changes in reserves in our Retained Business driven by a reserve refinement; and

•	improvement as a result of a certain block of funding agreements in run-off during 2017.

The decrease was partially offset by:

•	reserve changes as a result of adverse net mortality and unfavorable intangibles unlocking due to annual assumption updates and unfavorable net mortality in our Individual Life segment; and

•	higher loss ratio on group life and voluntary benefits partially offset by lower benefits incurred on stop loss in our Employee Benefits segment.

Operating expenses increased $37 million from $2,654 million to $2,691 million primarily due to:

•	higher litigation reserves related to a divested business. See the Commitments and Contingencies Note in Part II, Item 8. of this Annual Report on Form 10-K;

•	higher net actuarial losses related to our pension and other postretirement benefit obligations;

•	higher recordkeeping expenses in our Retirement segment; and

•	higher broker-dealer expenses.

The increase was partially offset by:

•	a decline in expenses associated with our Strategic Investment Program;

•	lower expenses related to net compensation adjustments;

•	lower financing costs in our Individual Life segment;

•	a decrease in compliance-related expenses in the current period; and

•	lower restructuring charges in the current period.

Net amortization of DAC/VOBA decreased $161 million from $529 million to $368 million primarily due to:

•	favorable impact of annual assumption updates in our Retirement segment, excluding GMIR, and a lower net unfavorable impact in our Individual Life segment;

•	lower unfavorable unlocking in the current period driven by an update to the assumptions related the GMIR initiatives in our Retirement segment; and

•	lower amortization as a result of the GMIR initiatives referenced above.

The decrease was partially offset by:

•	net unfavorable amortization on our business reinsured.

Interest expense increased $37 million from $184 million to $221 million primarily due to:

•	debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities in Part II, Item 7. of this Annual Report on Form 10-K for further description.

Income (loss) from continuing operations before income taxes increased $82 million from $528 million to $610 million primarily due to:

•	higher Adjusted operating earnings before income taxes, discussed below; and

•	favorable changes in Other adjustments due to lower restructuring charges in the current period.

The increase was partially offset by:

•	lower Income attributable to noncontrolling interest;

•	higher Net investment losses and related charges and adjustments, discussed below;

•	higher expenses related to early extinguishment of debt;

•	higher Immediate recognition of net actuarial losses related to pension and other postretirement benefit obligations and losses from plan adjustments and curtailments, discussed below; and

•	higher Loss related to business exited through reinsurance or divestment, discussed below.

Income tax expense decreased by $685 million from an expense of $740 million to an expense of $55 million due to:

•	a decrease in the federal income tax rate from 35% to 21%;

•	an increase in the dividends received deduction; and

•	a large Tax Reform-related expense associated with revaluing deferred tax assets in 2017 that did not recur in 2018.

The decrease was partially offset by:

•	an increase in income before income taxes; and

•	an increase in non-deductible expenses.

Income (loss) from discontinued operations, net of tax improved $3,037 million from a loss of $2,580 million to income of $457 million primarily due to:

•	a favorable Adjustment to the loss on sale, net of tax excluding costs to sell in the current period; and

•	a decrease in Net losses related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk in businesses held for sale.

The increase was partially offset by:

•	a decrease in Net results of discontinued operations, excluding notable items, primarily due to the unfavorable impact of equity market movements compared to the prior period.

Adjusted Operating Earnings before Income Taxes

Adjusted operating earnings before income taxes increased $274 million from $528 million to $802 million primarily due to:

•	favorable net DAC/VOBA unlocking due to annual assumption updates as described above and lower unfavorable impact of GMIR initiatives in our Retirement segment;

•
excluding the impact of a nonrecurring positive reserve refinement in the prior period as noted below, favorable net impact of premium and benefits incurred in the stop loss and voluntary blocks partially offset by net unfavorable result in the group life block in our Employee Benefits segment;

•	higher net investment income primarily due to higher alternative investment income;

•	higher Corporate earnings primarily due to lower net compensation adjustments, Stranded costs and compliance related expenses;

•	a decline in expenses associated with our Strategic Investment Program;

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements resulting in higher full service fees in our Retirement segment; and

•
an increase in average AUM driven by market improvements and the cumulative impact of positive net flows resulting in higher management and administrative fees earned in our Investment Management segment.

The increase was partially offset by:

•
higher net unfavorable DAC/VOBA and other intangibles unlocking, mostly driven by the impact of annual assumption updates as well as unfavorable net mortality and lower underwriting gains, net of DAC/VOBA and other intangibles amortization, partially offset by lower financing costs and favorable reserve changes in our Individual Life segment;

•	positive reserve refinement in the prior period that did not reoccur in our Employee Benefits segment; and

•	a recovery of accrued carried interest in the prior period in our Investment Management segment.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings before Income Taxes

Net investment gains (losses) and related charges and adjustments changed by $43 million from a loss of $84 million to a loss of $127 million primarily due to:

•	losses on the sale of securities in the current period;

•	greater losses on CMO-B fair value adjustments; and

•	higher impairments in the current period.

The change was partially offset by:

•gains due to changes in the fair value of derivatives in the current period; and

•	favorable changes in DAC/VOBA and other intangibles unlocking related to net investment gains and losses.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments decreased $6 million from $46 million to $40 million primarily due to:

•
lower gains in the fair value of net guaranteed benefit derivatives, excluding nonperformance risk due to changes in interest rates partially offset by favorable changes related to nonperformance risk.

Loss related to businesses exited through reinsurance or divestment increased $31 million from $45 million to $76 million primarily due to:

•	higher litigation reserves related to a divested business.

Loss related to early extinguishment of debt increased $36 million from $4 million to $40 million primarily due to:

•	Losses in connection with repurchased debt. See the Financing Agreements Note in Part II, Item 8. of this Annual Report on Form 10-K for further information.

Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan adjustments and curtailments changed $31 million. See Critical Accounting Judgments and Estimates - Employee Benefits Plans in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Other adjustments changed $18 million from a loss of $97 million to a loss of $79 million primarily due to:

•	lower costs recorded in the current period related to restructuring. See the Restructuring Note in Part II, Item 8. of this Annual Report on Form 10-K for further information; and

•	rebranding costs incurred in the prior period.

Consolidated - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Income (Loss)

Net investment income decreased $60 million from $3,354 million to $3,294 million primarily due to:

•	the consolidation of investment entities as a result of higher income earned in underlying consolidated investments;

•	the impact of the continued low interest rate environment on reinvestment rates;

•	decline related to a certain block of GICs and funding agreements as a result of continued run-off;

•	lower prepayment fee income; and

•	the net gain from Lehman recovery in the prior period.

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

Premiums decreased $(674) million from $2,795 million to $2,121 million primarily due to:

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

The decrease was partially offset by:

•unfavorable changes in the fair value of guaranteed benefit derivatives due to nonperformance risk.

Other revenue increased $29 million from $342 million to $371 million primarily due to:

•	higher broker-dealer revenues in our Retirement segment.

The increase was partially offset by:

•lower performance fees in our Investment Management segment; and

•	higher amortization of the deferred loss associated with a closed block of business due to an annual update of the amortization schedules.

Interest credited and other benefits to contract owners/policyholders decreased $678 million from $5,314 million to $4,636 million as a result of the following:

•	the discontinuation of sales of pension risk transfer contracts in our Retirement Segment at the end of 2016;

•	favorable changes in reserves related to unlocking on universal life blocks and the run-off of the term block in our Individual Life segment;

•	recognition of deferred prepayment penalties associated with the early termination of certain Federal Home Loan Bank ("FHLB") funding agreements in the prior period; and

•	decline related to a certain block of GICs and funding agreements as a result of continued run-off.

The decrease was partially offset by:

•	higher benefits incurred due to a higher loss ratio on stop loss and growth of the business in our Employee Benefits segment;

•	growth in general account liabilities in our Retirement segment;

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

Interest expense decreased $(104) million from $288 million to $184 million primarily due to:

•	debt extinguishment in connection with repurchased debt in 2016. See Liquidity and Capital Resources - Debt Securities in Part II, Item 7. of our Annual Report on Form 10-K for further description.

Income (loss) from continuing operations before income taxes increased $518 million from income of $10 million to income of $528 million primarily due to:

•	higher Adjusted operating earnings before income taxes, excluding DAC/VOBA and other intangible unlocking, discussed below;

•	a favorable variance attributable to noncontrolling interest;

•	lower expenses related to early extinguishment of debt;

•	higher Net guaranteed benefit hedging gains and related charges and adjustments, discussed below;

•	lower Immediate recognition of net actuarial losses related to pension and other postretirement benefit obligations and losses from plan adjustments and

•	curtailments, discussed below; and

•	lower Net investment losses and related charges and adjustments, discussed below.

The increase was partially offset by:

•	unfavorable changes in DAC/VOBA and other intangibles unlocking primarily due to changes in terms related to GMIR provisions for certain retirement;

•	plan contracts with fixed investment options in our Retirement segment and the impact of annual assumption updates on our Individual Life segment;

•	an increase in restructuring charges in the current period; and

•	an increase in Loss related to businesses exited through reinsurance or divestment, discussed below.

Income tax expense (benefit) increased by $769 million from a benefit of $29 million to an expense of $740 million primarily due to:

•	a net expense associated with revaluing of the deferred tax balance impacted by the federal rate change; and

•	an increase in income before income taxes.

Income (loss) from discontinued operations, net of tax changed $2,243 million from a loss of $337 million to a loss of $2,580 million primarily due to:

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

Adjusted Operating Earnings before Income Taxes

Adjusted operating earnings before income taxes decreased $200.2 million from $329 million to $528 million primarily due to:

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

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings before Income Taxes

Net investment gains (losses) and related charges and adjustments changed $57.6 million from a loss of $108 million to a loss of $84 million primarily due to:

•	gains on the sales of securities in the current period;

•	favorable changes in DAC/VOBA and other intangibles unlocking related to net investment gains and losses; and

•	lower impairments in the current period.

The improvement was partially offset by:

•	unfavorable changes in CMO-B fair value adjustments; and

•	unfavorable changes in the fair value of derivatives.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments increased $12.2 million from a loss of $4 million to a gain of $46 million primarily due to:

•	favorable changes in fair value of guaranteed benefit derivatives related to nonperformance risk.

Losses related to businesses exited through reinsurance or divestment decreased $155.8 million from $14 million to $45 million primarily due to:

•
loss recognition in the Retained Business resulting from the re-definition of our contract groupings for premium deficiency testing purposes, driven by the decision to dispose of substantially all of our Annuities businesses and therefore is not indicative of future results.

Loss related to early extinguishment of debt of $4 million in the current period was primarily due to:

•	losses on early debt extinguishment in connection with repurchased debt in 2016. See the Financing Agreements Note in Part II, Item 8. of this Annual Report on Form 10-K for further information.

Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan adjustments and curtailments changed $39 million from a loss of $55 million to a loss of $16 million. See Critical Accounting Judgments and Estimates - Employee Benefits Plans in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Other adjustments changed $13.4 million from a loss of $71 million to a loss of $97 million primarily due to:

•	higher costs recorded in the current period related to our 2016 Restructuring.

The unfavorable change was partially offset by:

•	lower rebranding costs in the current period.

Results of Operations - Segment by Segment

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$1,758	$1,703	$1,674
Fee income(1)	844	744	687
Premiums	7	6	824
Other revenue	118	85	72
Total adjusted operating revenues	2,727	2,538	3,257
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	956	958	1,744
Operating expenses	959	850	854
Net amortization of DAC/VOBA	111	274	209
Total operating benefits and expenses	2,026	2,082	2,807
Adjusted operating earnings before income taxes	$701	$456	$450
(1) The prior periods exclude investment-only products, which were transfered from Corporate during the twelve months ended December 31, 2018.

The following table presents certain notable items that represented the volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
DAC/VOBA and other intangibles unlocking(1)	$(1)	$(137)	$(66)
Net gain from Lehman Recovery	—	—	4
(1) Includes the impacts of the annual review of assumptions and assumption updates related to GMIR initiatives. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the net impact of the annual review of the assumptions, completed in the third quarter 2018, 2017 and 2016, of $48 million, $(47) million and $(83) million, respectively, which was included in Net amortization of DAC/VOBA. The net favorable unlocking in 2018 reflects changes in equity market assumptions partially offset by an unfavorable adjustment related to the GMIR initiatives. The net unfavorable unlocking in 2017 reflects $220 million related to the GMIR initiative. Excluding the GMIR-related unlocking, the favorable DAC/VOBA unlocking from the annual review of assumptions was primarily driven by favorable liability and expense assumption changes. The unlocking in 2016 was primarily driven by changes in portfolio yields and expectations for future contract changes.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of December 31,
($ in millions)	2018	2017	2016
Corporate markets	$58,705	$60,495	$49,921
Tax exempt markets	60,514	62,070	55,497
Total full service plans	119,219	122,565	105,418
Stable value(1) and pension risk transfer	10,815	11,982	12,505
Retail wealth management	9,099	3,644	3,485
Total AUM	139,133	138,191	121,408
AUA	177,342	244,517	195,441
Total AUM and AUA	$316,475	$382,708	$316,849
(1) Where Voya is the Investment Manager.  Stable Value assets move from AUM to AUA when Voya no longer serves as Investment Manager but continues to provide a book value guarantee.

	As of December 31,
($ in millions)	2018	2017	2016
General Account	$33,006	$32,571	$32,469
Separate Account	65,417	71,233	60,074
Mutual Fund/Institutional Funds	40,710	34,387	28,865
AUA	177,342	244,517	195,441
Total AUM and AUA	$316,475	$382,708	$316,849

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Balance as of beginning of period	$138,191	$121,408	$110,807
Transfers / Adjustments(1)	6,212	—	—
Deposits	19,474	18,014	17,071
Surrenders, benefits and product charges	(19,439)	(16,509)	(13,137)
Net flows	35	1,505	3,934
Interest credited and investment performance	(5,305)	15,278	6,667
Balance as of end of period	$139,133	$138,191	$121,408
(1) Reflects investment-only products which were transferred from Corporate effective January 1, 2018 and an adjustment in the three months ended June 30, 2018 to include certain Stable Value assets previously reported as AUA.

Retirement - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Adjusted operating earnings before income taxes increased $245 million from $456 million to $701 million primarily due to:

•	favorable net DAC/VOBA unlocking due to annual assumption updates as described above and lower unfavorable impact of GMIR initiatives;

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements resulting in higher full service fees;

•	an increase in alternative investment income;

•	lower amortization due to changes related to the GMIR initiatives;

•	higher investment spread income; and

•	higher other revenue primarily driven by favorable market value adjustments on separate accounts.

The increase was partially offset by:

•	higher expenses primarily resulting from change in allocation of strategic investment spend.

Retirement - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Adjusted operating earnings before income taxes increased $6 million from $450 million to $456 million primarily due to:

•	favorable changes in DAC/VOBA unlocking primarily due to annual assumption updates;

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements and the cumulative impact of positive net flows resulting in higher full service fees;

•	growth in general account assets resulting from the cumulative impact of participants' transfers from variable investment options into fixed investment options;

•	an increase in alternative investment income primarily driven by market performance; and

•	the impact of expense management efforts partially offset by higher expenses due to the growth in business.

The increase was partially offset by:

•	unfavorable DAC/VOBA unlocking due to the GMIR initiative which reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets;

•	lower investment yields, including the impact of the continued low interest rate environment;

•	lower prepayment fee income; and

•	the shift in the business mix from participants' transfers from variable investment options into fixed investment options.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$29	$57	$(8)
Fee income	635	632	582
Other revenue	19	42	53
Total adjusted operating revenues	683	731	627
Operating benefits and expenses:
Operating expenses	478	483	456
Total operating benefits and expenses	478	483	456
Adjusted operating earnings before income taxes	$205	$248	$171

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Year Ended December 31,
($ in millions)	2018	2017	2016
Investment Management intersegment revenues	$118	$118	$114

The following table presents certain notable items that resulted in volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Net gain from Lehman Recovery	$—	$—	$3

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of December 31,
($ in millions)	2018	2017	2016
Assets under Management
External clients:
Investment Management sourced	$85,573	$85,804	$73,992
Affiliate sourced(1)	34,372	56,476	54,254
Variable annuities(2)	27,231	—	—
Total external clients	147,176	142,280	128,246
General account	56,288	82,006	82,760
Total AUM	203,464	224,286	211,006
Assets under Administration(3)	47,004	50,018	49,685
Total AUM and AUA	$250,468	$274,304	$260,691
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Reflects AUM associated with the businesses divested as part of the Transaction.
(3) AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Net Flows:
Investment Management sourced	$2,860	$5,017	$2,739
Affiliate sourced	(1,917)	(121)	202
Variable annuities(1)	(2,519)	(4,505)	(3,073)
Total	$(1,576)	$391	$(132)
(1) Reflects net flows associated with the businesses divested as part of the Transaction.

Investment Management - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Adjusted operating earnings before income taxes decreased $43 million from $248 million to $205 million primarily due to:

•	lower alternative investment income primarily driven by the recovery of accrued carried interest in the prior period related to a sponsored private equity fund;

•	lower average general account AUM driven by the impact of the Transaction; and

•	lower Other revenue primarily due to higher performance and production fees earned in the prior period.

The decrease was partially offset by:

•	an increase in average AUM driven by market improvements and the cumulative impact of positive net flows resulting in higher management and administrative fees earned; and

•	lower non-volume operating expenses.

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

•	an increase in average AUM driven by market improvements and the cumulative impact of positive net flows resulting in higher management and administrative fees earned.

The increase was partially offset by:

•	higher operating expenses including higher compensation related expenses primarily associated with higher operating earnings; and

•	lower Other revenue related to performance fees earned in the current period.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$114	$109	$111
Fee income	69	63	62
Premiums	1,672	1,600	1,447
Other revenue	(6)	(5)	(4)
Total adjusted operating revenues	1,849	1,767	1,616
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,317	1,293	1,169
Operating expenses	355	336	306
Net amortization of DAC/VOBA	17	11	15
Total operating benefits and expenses	1,689	1,640	1,490
Adjusted operating earnings before income taxes	$160	$127	$126

The following table presents certain notable items that resulted in volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
DAC/VOBA and other intangibles unlocking(1)	$(1)	$(2)	$(4)
Net gain from Lehman Recovery	—	—	1
(1) DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions, completed in the third quarter 2018 and 2016 of $1 million and $1 million, respectively. The Company had immaterial unlocking in the third quarter 2017. The unlocking in 2016 was driven primarily by in-force assumption updates.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Fee income	$7	$—	$—
Net amortization of DAC/VOBA	(6)	—	1
Total	$1	$—	$1

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Sales by Product Line:
Group life and Disability	$99	$85	$96
Stop loss	255	286	237
Total group products	354	371	333
Voluntary products	94	70	56
Total sales by product line	$448	$441	$389

Total gross premiums and deposits	$1,872	$1,806	$1,643

Group life and Disability	659	623	627
Stop loss	969	969	874
Voluntary	311	257	213
Total annualized in-force premiums	$1,939	$1,849	$1,714

Loss Ratios:
Group life (interest adjusted)	79.5%	76.0%	77.2%
Stop loss	79.1%	82.7%	78.4%
Total Loss Ratio	72.5%	74.0%	73.3%

Employee Benefits - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Adjusted operating earnings before income taxes increased $33 million from $127 million to $160 million primarily due to:

•higher premiums driven by growth of the voluntary and group life blocks; and
•favorable stop loss experience as a result of pricing actions taken to improve the loss ratio.

The increase was partially offset by:

•higher benefits incurred due to a higher loss ratio on group life and growth of the business;
•higher reserves on voluntary due to a positive reserve refinement in prior period that did not recur;
•lower stop loss sales in the current period as a result of pricing actions taken to improve the loss ratio; and
•higher distribution expenses and commissions to support increased volume.

Employee Benefits - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Adjusted operating earnings before income taxes increased $1 million from $126 million to $127 million primarily due to:

•	higher premiums driven by growth of the stop loss and voluntary business;

•	favorable group life and voluntary experience;

•	a favorable reserve refinement related to expired claims on the stop loss block; excluding the effect of this refinement, the loss ratio for stop loss is 83.7% for the current period; and

•	the current and prior periods both benefited from favorable voluntary reserve refinements.

The increase was partially offset by:

•	higher benefits incurred due to a higher loss ratio on stop loss and growth of the business; and

•	higher volume related expenses associated with growth of the stop loss and voluntary business.

Individual Life

The following table presents Adjusted operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$903	$860	$857
Fee income	1,245	1,259	1,209
Premiums	413	428	446
Other revenue	14	16	16
Total adjusted operating revenues	2,575	2,563	2,528
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	2,096	1,935	1,973
Operating expenses	277	275	330
Net amortization of DAC/VOBA	235	261	166
Total operating benefits and expenses	2,608	2,471	2,469
Adjusted operating earnings before income taxes	$(33)	$92	$59

The following table presents certain notable items that resulted in volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
DAC/VOBA and other intangibles unlocking(1)(2)	$(281)	$(160)	$(143)
Net gain from Lehman Recovery	—	—	8
(1) Includes the impacts of the annual review of assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.
(2) Unlocking related to the Net gain from Lehman Recovery is excluded from DAC/VOBA and other  intangibles unlocking for the year ended December 31, 2016 (and included in Net gain from Lehman Recovery).

The DAC/VOBA and other intangibles unlocking in the table above includes the net unfavorable impact of the annual review of the assumptions, completed in the third quarter 2018, 2017, and 2016, of $207 million, $142 million and $109 million, respectively. The net unfavorable unlocking in 2018 was driven primarily by reinsurer rate increases. The net unfavorable unlocking in 2017 was driven primarily by reinsurer rate increases, changes in portfolio yields and expense assumptions. The net unfavorable unlocking in 2016 was driven primarily by changes in portfolio yields and reinsurer rate increases. During the fourth quarter of 2018, our Individual Life segment recognized $24 million of unfavorable DAC/VOBA and other intangibles unlocking related to prospective assumption updates on cost of reinsurance. The unfavorable unlocking is a refinement to the unlocking reflected in the third quarter of 2018.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Fee income	$14	$35	$9
Interest credited and other benefits to contract owners/policyholders	(170)	(97)	(106)
Net amortization of DAC/VOBA	(51)	(80)	(12)
Total	$(207)	$(142)	$(109)

The following table presents sales, gross premiums, in-force and policy count for our Individual Life segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Sales by Product Line:
Universal life:
Indexed	$75	$73	$80
Accumulation	4	4	5
Total universal life	79	77	85
Variable life	2	3	3
Term	—	2	12
Total sales by product line	$81	$82	$100

Total gross premiums	$1,807	$1,806	$1,798
End of period:
In-force face amount	$334,345	$328,120	$347,070
In-force policy count (in whole numbers)	812,669	831,936	886,357
New business policy count (paid)	4,695	6,532	15,124

Individual Life - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Adjusted operating earnings before income taxes decreased $125 million from a gain of $92 million to a loss of $33 million primarily due to:

•	higher net unfavorable DAC/VOBA and other intangibles unlocking, mostly driven by the impact of annual assumption updates as well as unfavorable net mortality, described below;

•
lower underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by adverse net mortality on the interest sensitive block, partially offset by lower financing costs and favorable reserve changes; and

•	higher expenses due to our Strategic Investment Program as the expense is allocated to our segments beginning in the first quarter of 2018.

The decrease was partially offset by:

•	higher fixed investment income from higher volumes; and

•	higher alternative investment income.

Individual Life - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Adjusted operating earnings before income taxes increased $33 million from $59 million to $92 million primarily due to:

•	lower expenses primarily driven by actions taken to simplify the organization;

•	higher alternative investment income driven by changes in equity markets, partially offset by the Net gain from Lehman recovery in the prior period; and

87

•
higher underwriting gains net of DAC/VOBA and other intangibles amortization primarily driven by lower overall financing costs and favorable reserve changes related to the run-off of the term block, partially offset by unfavorable net mortality mostly within the non-interest sensitive block.

The increase was partially offset by:

•	higher net unfavorable DAC/VOBA and other intangibles unlocking primarily due to annual assumption updates; and

•	lower prepayment fee income.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$249	$246	$277
Fee income(1)	43	110	100
Premiums	59	82	72
Other revenue	32	9	2
Total adjusted operating revenues	383	447	451
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	227	249	307
Operating expenses	197	396	417
Net amortization of DAC/VOBA	6	11	17
Interest Expense	184	186	187
Total operating benefits and expenses	614	842	928
Adjusted operating earnings before income taxes(2)	$(231)	$(395)	$(477)
(1) The prior periods include investment-only products, which were transferred to our Retirement segment during the three months ended March 31, 2018.
(2) The prior periods include insignificant amounts related to net investment gains (losses) and changes in fair value of derivatives related to guaranteed benefits associated with the Retained Business.

The following table presents information about our Operating expenses of Corporate for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Strategic Investment Program(1)	$—	$80	$117
Amortization of intangibles	36	35	36
Other(2)	161	281	264
Total Operating expenses	$197	$396	$417
(1) In 2018, Strategic Investment Program costs are insignificant and reflected in our reportable segments.
(2) Includes expense from corporate operations, Retained Business and other closed blocks, and expense not allocated to our segments, including Stranded Costs.

Corporate - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Adjusted operating earnings before income taxes increased $164 million from a loss of $395 million to a loss of $231 million primarily due to:

•	decline in expenses associated with our Strategic Investment Program as the expense is allocated to our segments beginning in the first quarter of 2018;

•	residual activity from Retained Business, which will have volatility due to the nature of the block;

•	lower net compensation adjustments;

•	lower Stranded costs; and

•	a decrease in compliance-related expenses in the current period.

Corporate - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Adjusted operating earnings before income taxes increased $82 million from a loss of $477 million to a loss of $395 million primarily related to:

•	lower spending in our Strategic Investment Program;

•	residual activity from Retained Business, which will have volatility due to the nature of the block;

•	lower legal costs primarily due to lower reserves with respect to several litigation and regulatory matters; and

•
lower losses in our run-off block of business primarily due to recognition of deferred prepayment penalties associated with the early termination of certain FHLB funding agreements in the prior period.

The increase was partially offset by:

•	higher net compensation adjustments.

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

While investment income on these assets can be volatile, based on current plans, we expect to earn 9.0% on these assets over the long-term.

The following table presents the investment income for the years ended December 31, 2018, 2017 and 2016, respectively, and the average assets of alternative investments as of the dates indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Retirement:
Alternative investment income	$99	$62	$16
Average alternative investments	595	517	438
Investment Management:
Alternative investment income(1)	28	57	(11)
Average alternative investments	232	229	181
Employee Benefits:
Alternative investment income	10	6	2
Average alternative investments	57	49	42
Individual Life:
Alternative investment income	58	30	8
Average alternative investments	365	259	188
(1) Includes the recoveries of $1 million and $25 million in 2018 and 2017, respectively, of previously reversed accrued carried interest related to a private equity fund which experienced an increase in fund performance. Includes the reversal of $30 million in 2016 of previously accrued carried interest related to a private equity fund which experienced significant declines in the market value of its investment portfolio.

DAC/VOBA and Other Intangibles Unlocking

Adjusted operating earnings before income taxes and Net income (loss) include amortization of DAC, VOBA, deferred sales inducements ("DSI"), and unearned revenue ("URR") (collectively, "DAC/VOBA and other intangibles"). Adjusted operating earnings before income taxes in our Individual Life segment and Net income (loss) also include the effect of increases and decreases in amortization of net cost of reinsurance, as well as changes in reserves associated with UL and variable universal life ("VUL") secondary guarantees and paid-up guarantees. Unlocking, described below, related to DAC, VOBA, DSI and URR, as well as amortization of net cost of reinsurance and reserve adjustments associated with UL and VUL secondary guarantees and paid-up guarantees are referred to as "DAC/VOBA and other intangibles unlocking." See the "Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles," "Reinsurance," and "Future Policy Benefits and Contract Owner Account Balances" sections in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information.

We amortize DAC/VOBA and other intangibles related to universal life-type contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Net cost of reinsurance is amortized in a similar manner. Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and our overall short-term and long-term future expectations for returns available in the capital markets. At each valuation date, estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance, which is referred to as unlocking. As a result of this process, the cumulative balances of DAC/VOBA and other intangibles and net cost of reinsurance are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in a benefit to income ("favorable unlocking") generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. Changes in DAC/VOBA and other intangibles and net cost of reinsurance due to contract changes or contract terminations higher than estimated are also included in "unlocking." An unlocking event that results in a charge to income ("unfavorable unlocking") generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedules for future periods are also adjusted.

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

We also review the estimated gross profits for each of our blocks of business to determine recoverability of DAC, VOBA and DSI balances each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. During the year ended December 31, 2018, there was no loss recognition. During the year ended December 31, 2017, our reviews resulted in loss recognition related to the re-definition of our contract groupings for premium deficiency testing purposes in the Retained Business of $43 million, which is excluded from Adjusted operating earnings before income taxes because it was driven by the decision to dispose of substantially all of our Annuities businesses and therefore is not indicative of future results. During the year ended December 31, 2016, our reviews resulted in loss recognition in CBVA of $313 million, before income taxes, included in Income (loss) from discontinued operations, net of tax, of which $78 million and $19 million related to DAC/VOBA and DSI, respectively. The loss recognition also included the establishment of $216 million premium deficiency reserve. For our continued operations, our reviews resulted in loss recognition of $8 million, before income taxes, of which $7 million was related to DAC/VOBA. The remaining loss recognition of $1 million was related to the establishment of premium deficiency reserves. Refer to Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for more information.

During the third quarter of 2018, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management segment and Corporate, for which assumption reviews are not relevant). As a result of this review, we made a number of changes to our assumptions resulting in a net unfavorable impact of $153 million to Adjusted operating earnings before income taxes in the current period, compared to an unfavorable impact of $189 million in the third quarter of 2017 and an unfavorable impact of $191 million in the third quarter of 2016. These are included in the DAC/VOBA and other intangibles unlocking. Results of Operations - Segment by Segment in Part II, Item 7. of this Annual Report on Form 10-K.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Retirement (1)	$(1)	$(137)	$(66)
Employee Benefits	(1)	(2)	(4)
Individual Life (2)	(281)	(160)	(143)
Corporate	5	—	—
Total DAC/VOBA and other intangibles unlocking(3)	$(278)	$(299)	$(213)
(1) Amounts for the Retirement segment include unlocking associated with the changes in contract terms of certain fixed option retirement plans related to GMIR initiatives.
(2) Includes unlocking related to cost of reinsurance and secondary and paid-up guarantees.
(3) Unlocking related to the Net gain from Lehman Recovery is excluded from DAC/VOBA and other intangibles unlocking for the year ended December 31, 2016.

Liquidity and Capital Resources

Liquidity refers to our ability to access sufficient sources of cash to meet the requirements of our operating, investing and financing activities. Capital refers to our long-term financial resources available to support business operations and future growth. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of the businesses, timing of cash flows on investments and products, general economic conditions and access to the capital markets and the other sources of liquidity and capital described herein.

Consolidated Sources and Uses of Liquidity and Capital

Our principal available sources of liquidity are product charges, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, equity securities issuance, repurchase agreements, contract deposits and securities lending. Primary uses of these funds are payments of policyholder benefits, commissions and operating expenses, interest credits, share repurchases, investment purchases and contract maturities, withdrawals and surrenders.

Parent Company Sources and Uses of Liquidity

Voya Financial, Inc. is largely dependent on cash flows from its operating subsidiaries to meet its obligations. The principal sources of funds available to Voya Financial, Inc. include dividends and returns of capital from its operating subsidiaries, as well as cash and short-term investments, and proceeds from debt issuances, borrowing facilities and equity securities issuances. These sources of funds include the $750 million revolving credit sublimit of our Second Amended and Restated Credit Agreement and reciprocal borrowing facilities maintained with Voya Financial, Inc's subsidiaries as well as alternate sources of liquidity described below.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Beginning cash and cash equivalents balance	$244	$257	$377
Sources:
Proceeds from loans from subsidiaries, net of repayments	—	408	11
Dividends and returns of capital from subsidiaries	1,207	1,093	977
Repayment of loans to subsidiaries, net of new issuances	111	87	52
Proceeds from 2026 Notes offering	—	—	499
Proceeds from 2046 Notes offering	—	—	300
Proceeds from 2024 Notes offering	—	399	—
Proceeds from 2048 Notes offering	350	—	—
Proceeds from issuance of preferred stock, net	319	—	—
Amounts received from subsidiaries under tax sharing agreements, net	63	—	—
Refund of income taxes, net	—	154	—
Sale of short-term investments	212	—	—
Other, net	—	—	6
Total sources	2,262	2,141	1,845
Uses:
Repurchase of Senior Notes	266	490	660
Premium paid and other fees related to debt extinguishment	20	4	84
Payment of interest expense	152	138	156
Capital provided to subsidiaries	55	467	215
Repayments of loans from subsidiaries, net of new issuances	414	—	—
Amounts paid to subsidiaries under tax sharing arrangements, net	—	104	68
Payment of income taxes, net	1	—	64
Debt issuance costs	6	3	16
Common stock acquired - Share repurchase	1,025	923	687
Share-based compensation	14	8	7
Dividends paid on common stock	6	8	8
Payment of principal on 2018 Notes at maturity	337	—	—
Other, net	1	9	—
Total uses	2,297	2,154	1,965
Net decrease in cash and cash equivalents	(35)	(13)	(120)
Ending cash and cash equivalents balance	$209	$244	$257

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

Since 2014, our Board of Directors has periodically renewed our authority to repurchase our shares. As of December 31, 2018, we were authorized to repurchase shares up to an aggregate purchase price of $486 million, with such authorization expiring (unless subsequently extended) December 31, 2019. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

On February 1, 2018, the Board of Directors provided share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500 million. On October 25, 2018, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500 million. The additional share repurchase authorization does not obligate the Company to purchase any shares.

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

During the year ended December 31, 2017, we repurchased 7,437,994 shares of our common stock in open market repurchases for an aggregate purchase price of $273 million and 3,986,647 shares of our common stock under a share repurchase arrangement with a third-party financial institution for an aggregate purchase price of $150 million. In addition, on December 26, 2017, we entered into a further share repurchase arrangement with a third-party financial institution, pursuant to which we made an up-front payment of $500 million and received initial delivery of 7,821,666 shares during the fourth quarter of 2017. This arrangement closed on March 26, 2018 and an additional 1,947,413 shares at a per-share repurchase price of $51.35 were delivered.

During the year ended December 31, 2018, we repurchased 20,843,047 shares of our common stock in open market repurchases for an aggregate purchase price of $1,025 million.

On January 3, 2019, we entered into a share repurchase agreement with a third-party financial institution, pursuant to which we made an upfront payment of $250 million and received initial delivery of 5,059,449 shares. This arrangement is scheduled to terminate no later than the beginning of the second quarter of 2019, at which time we will settle any outstanding positive or negative share balance based on the daily volume-weighted average price of our common stock.

The following table summarizes our payment of common dividends and repurchases of common share:

($ in millions)	Year Ended December 31,
	2018	2017	2016
Dividends paid on common shares	$6	$8	$8
Repurchases of common shares (at cost)	1,125	1,023	487
Total	$1,131	$1,031	$495

Liquidity

We manage liquidity through access to substantial investment portfolios as well as a variety of other sources of liquidity including committed credit facilities, securities lending and repurchase agreements. Our asset-liability management ("ALM") process takes into account the expected maturity of investments and expected benefit payments as well as the specific nature and risk profile of the liabilities. As part of our liquidity management process, we model different scenarios to determine whether existing assets are adequate to meet projected cash flows.

Capitalization

The primary components of our capital structure consist of debt and equity securities. Our capital position is supported by cash flows within our operating subsidiaries, the availability of borrowed funds under liquidity facilities, and any additional capital we raise to invest in the growth of the business and for general corporate purposes. We manage our capital position based on a variety of factors including, but not limited to, our financial strength, the credit rating of Voya Financial, Inc. and of its insurance company subsidiaries and general macroeconomic conditions.

As of December 31, 2018, we had $1 million short-term debt borrowings outstanding consisting entirely of current portion of long-term debt.

The following table summarizes our borrowing activities for the year ended December 31, 2018:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,455	$350	$(672)	$(1)	$3,132
Windsor property loan	5	—	—	—	5
Subtotal	3,460	350	(672)	(1)	3,137
Less: Current portion of long-term debt	337	—	(337)	1	1
Total long-term debt	$3,123	$350	$(335)	$(2)	$3,136

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

As of December 31, 2018, we were in compliance with our debt covenants.

Preferred Stock

On September 12, 2018, we issued 325,000 shares of 6.125% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A, with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate net proceeds of $319 million. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A Preferred Stock for the last preceding dividend period. See the Shareholders' Equity Note in Part II, Item 8. of this Annual Report on Form 10-K for further information.

Senior Notes

As of December 31, 2018 and 2017, Voya Financial, Inc. had five and six series of senior notes (collectively, the "Senior Notes") with aggregate outstanding principal amount of $1.7 billion and $2.3 billion, respectively. The Senior Notes are guaranteed by Voya Holdings. We are permitted to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

Junior Subordinated Notes

On January 23, 2018, Voya Financial, Inc. completed an offering of $350 million aggregate principal amount of 4.7% Fixed-to-Floating Rate Junior Subordinated Notes due 2048 (the "2048 Notes"). The 2048 Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings. We used the net proceeds from the offering to repay at maturity our 2018 Notes and to pay accrued interest thereon. The remaining proceeds after the repayment of the 2018 Notes were used for general corporate purposes.

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

At any time following notice of our plan to defer interest and during the period interest is deferred, we and our subsidiaries generally, with certain exceptions, may not make payments on or redeem or purchase any shares of our common or preferred stock or any of the debt securities or guarantees that rank in liquidation on a parity with or are junior to the 2048 Notes.

We may elect to redeem the 2048 Notes (i) in whole at any time or in part on or after January 23, 2028 at a redemption price equal to the principal amount plus accrued and unpaid interest; or (ii) in whole, but not in part, at any time prior to January 23, 2028 within 90 days after the occurrence of a "tax event", a "rating agency event" or a "regulatory capital event", as defined in the indenture governing the 2048 Notes, at a redemption price equal to (a) with respect to a "rating agency event" 102% of their principal amount and (ii) with respect to a "tax event" or a "regulatory capital event", their principal amount, in each case plus accrued and unpaid interest.

As of December 31, 2018 and 2017, Voya Financial, Inc. had two and one series of junior subordinated notes (collectively, the "Junior Subordinated Notes") with aggregate outstanding principal amount of $1.1 billion and $750 million, respectively. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

Aetna Notes

As of December 31, 2018 and 2017, Voya Holdings was the obligor under three series of debentures (collectively, the "Aetna Notes") with aggregate outstanding principal amount of $358 million and $426 million, respectively, which were issued by a predecessor of Voya Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust subsidiary, has outstanding $13 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the "Equitable Notes"). ING Group, our previous corporate parent, guarantees the Aetna Notes. The Equitable Notes are also guaranteed by Voya Financial, Inc.

Concurrent with the completion of our Initial Public Offering ("IPO"), we entered into a shareholder agreement with ING Group that governs certain aspects of our continuing relationship. Pursuant to that agreement, we are obligated to reduce the aggregate outstanding principal amount of Aetna Notes to no more than $100 million as of December 31, 2018 and zero as of December 31, 2019, or otherwise to make provision for ING Group's guarantee of any outstanding Aetna Notes in excess of such amounts.

Our obligation to ING Group with respect to the Aetna Notes can be met, at our option, through redemptions, repurchases or by posting collateral with a third-party collateral agent, for the benefit of ING Group.

If we fail to meet these obligations to ING Group, we have agreed to pay a prescribed quarterly fee (1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes for which provision has not been made, in excess of the limits set forth above.

As of December 31, 2018 and 2017, the amounts of collateral required to avoid the payment of a fee to ING Group were $258 million and $226 million, respectively.

Put Option Agreement for Senior Debt Issuance

On March 17, 2015, we entered into an off-balance sheet ten-year put option agreement with a Delaware trust that we formed, in connection with the completion of the sale by the trust of $500 million aggregate amount of pre-capitalized trust securities redeemable February 15, 2025 ("P-Caps") in a Rule 144A private placement. The trust invested the proceeds from the sale of the P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities. The put option agreement provides Voya Financial, Inc. the right to sell to the trust at any time up to $500 million principal amount of its 3.976% Senior Notes due 2025 ("3.976% Senior Notes") and receive in exchange a corresponding principal amount of the U.S. Treasury securities held by the trust. The 3.976% Senior Notes will not be issued unless and until the put option is exercised. In return, we pay a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and reimburse the trust for its expenses. The put premium and expense reimbursements are recorded in Operating expenses in the Consolidated Statements of Operations. If and when issued, the 3.976% Senior Notes will be guaranteed by Voya Holdings. Our obligations under the put option agreement and the expense reimbursement agreement with the trust are also guaranteed by Voya Holdings.

The put option described above will be exercised automatically in full if we fail to make certain payments to the trust, including any failure to pay the put option premium or expense reimbursements when due, if such failure is not cured within 30 days, and upon certain bankruptcy event involving us or Voya Holdings. We are also required to exercise the put option in full: (i) if we reasonably believe that our consolidated shareholders’ equity, calculated in accordance with U.S. GAAP but excluding Accumulated other comprehensive income (loss) and Noncontrolling interest, has fallen below $3.0 billion, subject to adjustment in certain cases; (ii) upon the occurrence of an event of default under the 3.976% Senior Notes; and (iii) upon certain events relating to the trust’s status as an "investment company" under the Investment Company Act of 1940.

We have a one-time right to unwind a prior voluntary exercise of the put option by exchanging all of the 3.976% Senior Notes then held by the trust for U.S. Treasury securities. If the put option has been fully exercised, the 3.976% Senior Notes issued may be redeemed by us prior to their maturity at par or, if greater, at a make-whole redemption price, in each case plus accrued and unpaid interest to the date of redemption. The P-Caps are to be redeemed by the trust on February 15, 2025 or upon any early redemption of the 3.976% Senior Notes.

Senior Unsecured Credit Facility

We have a $1.0 billion senior unsecured credit facility which expires on May 6, 2021. The facility provides $1.0 billion of committed capacity for issuing letters of credit and also includes a revolving credit borrowing sublimit of $750 million. As of December 31, 2018, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, Voya Financial, Inc. is required to maintain a minimum net worth of $6.6 billion, which may increase upon any future equity issuances by us.

Other Credit Facilities

We use credit facilities to provide collateral required primarily under our affiliated reinsurance transactions with captive insurance subsidiaries. We also issue guarantees and enter into financing arrangements in connection with these credit facilities. These arrangements are designed to facilitate the financing of statutory reserve requirements.

The following table summarizes our credit facilities as of December 31, 2018:

($ in millions)
Obligor / Applicant	Business Supported	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	05/06/2021	$1,000	$—	$1,000
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1	1	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. / SLDI	Other	Unsecured	Uncommitted	09/28/2019	300	45	—
Voya Financial, Inc. / SLDI	Retirement	Unsecured	Committed	01/24/2021	195	195	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	07/01/2037	1,525	1,356	169
Voya Financial, Inc. / Roaring River LLC	Individual Life	Unsecured	Committed	10/01/2025	425	364	61
Voya Financial, Inc. / Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565	312	253
Voya Financial, Inc.	Individual Life	Unsecured	Committed	12/09/2021	195	173	22
Voya Financial, Inc.	Individual Life/Retirement/Other	Unsecured	Committed	02/11/2022	300	300	—
SLDI	Hannover Re(1)	Unsecured	Committed	10/29/2023	61	61	—
Voya Financial, Inc.	Hannover Re(1)	Unsecured	Uncommitted	04/27/2021	156	156	—
Total					$5,208	$3,439	$1,505
(1)Individual Life Reinsurance business acquired by Hannover Re in 2009 via indemnity reinsurance, see "Reinsurance" below for further information.

Total fees associated with credit facilities for the years ended December 31, 2018, 2017 and 2016 were $34 million, $50 million and $46 million, respectively.

Voya Financial, Inc. Credit Support of Subsidiaries

In addition to our Senior Unsecured Credit Facility, Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries in which Voya Financial is either a primary obligor or provides a financial guarantee. As of December 31, 2018, such facilities provided for up to $4.1 billion of capacity, of which $3.3 billion was utilized.

We also provide credit support to our Roaring River IV, LLC ("Roaring River IV") captive reinsurance subsidiary through a surplus maintenance agreement with a third-party bank in connection with a financing arrangement involving $565 million of statutory reserves which matures December 31, 2028. The reimbursement agreement requires Voya Financial, Inc. to cause capital to be maintained in Roaring River IV Holding LLC, the intermediate holding company of Roaring River IV, and in Roaring River IV. These amounts will vary over time based on a percentage of Roaring River IV in force life insurance.

In addition, we provide guarantees to certain of our subsidiaries to support various business requirements:

•
Under the Buyer Facility Agreement put into place by Hannover Re, Voya Financial, Inc. and SLDI have contingent reimbursement obligations and Voya Financial, Inc. has guarantee obligations, up to the full $2.9 billion principal amount of the note issued pursuant to the agreement, if SLD or SLDI were to direct the sale or liquidation of the note other than as permitted by the Buyer Facility Agreement, or fail to return reinsurance collateral (including the note) upon termination of the Buyer Facility Agreement or as otherwise required by the Buyer Facility Agreement. In addition, Voya Financial, Inc. has agreed to indemnify Hannover Re for any losses it incurs in the event that SLD or SLDI were to exercise offset rights unrelated to the Hannover Re block.

•
Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent for the amount of the statutory reserves assumed by SLD. The current amount of reserves outstanding as of December 31, 2018 is $14 million.

•
Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13 million principal amount Equitable Notes maturing in 2027, and provides a back-to-back guarantee to ING Group in respect of its guarantee of $358 million combined principal amount of Aetna Notes. For more information see "Capitalization- Aetna Notes" above.

•
Voya Financial, Inc. and Voya Holdings provide a guarantee to certain Voya insurance subsidiaries of VIAC’s payment obligations to those subsidiaries under certain VIAC surplus notes held by those subsidiaries. The agreement provides for Voya and Voya Holdings to reimburse the applicable subsidiary to the extent that any interest on, principal of, or any redemption payment with respect to such surplus note is unpaid by VIAC on its scheduled date.

We did not recognize any asset or liability as of December 31, 2018 and 2017 in relation to intercompany indemnifications, guarantees or support agreements. As of December 31, 2018 and 2017, no circumstances existed in which we were required to currently perform under these arrangements.

Securities Lending

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions for short periods of time. We have the right to approve any institution with whom the lending agent transacts on our behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies us against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2018 and 2017, the fair value of loaned securities was $1,635 million and $1,854 million, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2018 and 2017, collateral retained by the lending agent and invested in liquid assets on our behalf was $1,581 million and $1,589 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2018 and 2017, liabilities to return collateral of $1,581 million and $1,589 million, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets.

Repurchase Agreements

We engage in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase our return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. We enter into dollar roll transactions by selling existing mortgage-backed securities ("MBS") and concurrently entering into an agreement to repurchase similar securities within a short time frame at a lower price. Under repurchase agreements, we borrow cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledge collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to us, and we, in turn, repay the loan amount along with the additional agreed upon interest. We require that, at all times during the term of the dollar roll and repurchase agreements, cash or other collateral types obtained is sufficient to allow us to fund substantially all of the cost of purchasing replacement assets. Cash received is generally invested in short-term investments, with the offsetting obligation to repay the loan included within Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets. As per the terms of the agreements, the market value of the loaned securities is monitored with additional collateral obtained or refunded as the market value of the loaned securities fluctuates due to changes in interest rates, spreads and other risk factors.

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2018, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions was $45 million and $46 million, respectively. As of December 31, 2017, we did not have any securities pledged in repurchase agreement transactions. As of December 31, 2018 and 2017, we did not have any securities pledged in dollar rolls.

We also enter into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. We require that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing the replacement assets. As of December 31, 2018 and 2017, we did not have any securities pledged under reverse repurchase agreements.

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

FHLB

We are currently a member of the FHLB of Boston, the FHLB of Topeka and the FHLB of Des Moines. We are required to maintain a collateral deposit to back any funding agreements issued by the FHLB. We have the ability to obtain funding from the FHLBs based on a percentage of the value of our assets and subject to the availability of eligible collateral. The limits across all programs are up to 40% of the total assets of the general accounts of SLD based on credit approval from the FHLB Topeka, an amount that corresponds to the lending value of assets that can be pledged to the FHLB Boston limited 5% of total general account assets in VRIAC, and 30% of the total assets of the general and separate accounts of RLI. Furthermore, collateral is pledged based on the outstanding balances of FHLB funding agreements. The amount varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, mortgage securities, commercial real estate and U.S. treasury securities are pledged to the FHLBs.

Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of assets are monitored and additional collateral is either pledged or released as needed.

Our maximum borrowing capacity under these credit facilities was $13 billion as of December 31, 2018, and does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLBs' credit assessment. As of December 31, 2018 and 2017, we had $1,209 million and $501 million in non-putable FHLB funding agreements, respectively, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2018 and 2017, we had assets with a market value of approximately $1,472 million and $602 million, respectively, which collateralized the FHLB funding agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of December 31, 2018, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.8 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of December 31, 2018, Voya Financial, Inc. had $4 million in outstanding borrowings from subsidiaries and had loaned $79 million to its subsidiaries.

Collateral - Derivative Contracts

Under the terms of our over-the-counter ("OTC") Derivative ISDA agreements, we may receive from, or deliver to, counterparties, collateral to assure that the terms of the International Swaps and Derivatives Association, Inc. ("ISDA") agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan and repurchase agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2018, we held $91 million and $16 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2017, we held $174 million and $73 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2018, we delivered $187 million of securities and held $11 million of securities as collateral. As of December 31, 2017, we delivered $233 million of securities and held $38 million of securities as collateral.

Ratings

Our access to funding and our related cost of borrowing, collateral requirements for derivative instruments and the attractiveness of certain of our products to customers are affected by our credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies. Financial strength ratings and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings are also important to our ability to raise capital through the issuance of debt and for the cost of such financing.

A downgrade in our credit ratings or the credit or financial strength ratings of our rated subsidiaries could have a material adverse effect on our results of operations and financial condition. See Risk Factors- A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our results of operations and financial condition in Part I, Item 1A. of this Annual Report on Form 10-K.

With respect to our credit facility and derivative agreements, based on the amount of credit outstanding as of December 31, 2018, a one-notch or two-notch downgrade in Voya Financial, Inc.’s credit ratings by S&P or Moody's would not have resulted in an additional increase in our collateral requirements.

With respect to our reinsurance agreements, based on the amount of reinsurance outstanding as of December 31, 2018 and December 31, 2017, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $14 million and $21 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

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

Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
	("A.M. Best") (1)	("Fitch") (2)	("Moody's") (3)	("S&P") (4)
Long-term Issuer Credit Rating/Outlook:
Voya Financial, Inc.	bbb+/stable	BBB+/negative	Baa2/stable	BBB/positive

Financial Strength Rating/Outlook:	A/stable	A/stable	A2/stable	A/positive
Voya Retirement Insurance and Annuity Company
ReliaStar Life Insurance Company
Security Life of Denver Insurance Company
ReliaStar Life Insurance Company of New York
(1) A.M. Best's financial strength ratings for insurance companies range from "A++ (superior)" to "s (suspended)." Long-term credit ratings range from "aaa (exceptional)" to "s (suspended)."
(2) Fitch's financial strength ratings for insurance companies range from "AAA (exceptionally strong)" to "C (distressed)." Long-term credit ratings range from "AAA (highest credit quality)," which denotes exceptionally strong capacity for timely payment of financial commitments, to "D (default)."
(3) Moody’s financial strength ratings for insurance companies range from "Aaa (exceptional)" to "C (lowest)." Numeric modifiers are used to refer to the ranking within the group- with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Long-term credit ratings range from "Aaa (highest)" to "C (default)."
(4) S&P's financial strength ratings for insurance companies range from "AAA (extremely strong)" to "D (default)." Long-term credit ratings range from "AAA (extremely strong)" to "D (default)."

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

Ratings actions and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2017 through December 31, 2018 and subsequently through the date of this Annual Report on Form 10-K are as follows:

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

In 1998, in order to divest of a block of individual life business, we entered into an indemnity reinsurance agreement with a subsidiary of Lincoln, which established a trust to secure its obligations to us under the reinsurance transaction. Of the Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets, $1.4 billion and $1.5 billion as of December 31, 2018 and 2017, respectively, is related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement.

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

On November 19, 2008, an existing reinsurance agreement between SRUS and Ballantyne Re, concerning a portion of the business that was originally ceded to Scottish Re as part of the 2004 Transaction, was novated with the result that we were substituted for SRUS as the ceding company to Ballantyne Re and made the sole beneficiary of trust assets connected with the Ballantyne Re facility. The trust assets support the reserve requirements of the business transferred from SLD to Ballantyne Re. As of December 31, 2018, trust assets with a market value of $1.3 billion supported reserves of $236 million.

Effective January 1, 2009, we entered into the MPA with Scottish Re and Hannover Re such that Hannover Re acquired the individual life reinsurance business from Scottish Re. Of the Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets, $2.4 billion and $2.9 billion as of December 31, 2018 and 2017, respectively, is related to the reinsurance recoverable from Hannover Re under this reinsurance agreement. As of December 31, 2018, the premium deficiency reserve established in 2017 related to the business assumed was $0.3 billion and had no impact on the Consolidated Statements of Operations as the business is 100% reinsured.

Pursuant to the terms of the MTA and prior to the closing of the Transaction, VIAC undertook certain restructuring transactions, including reinsurance with several affiliates in order to transfer business and assets into and out of VIAC from and to the Company's affiliates. See the Reinsurance Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

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

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by our U.S. insurance subsidiaries to their respective parents. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or "extraordinary" dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under the insurance laws of our principal insurance subsidiaries domiciled in Connecticut and Minnesota (these insurance subsidiaries, together with our insurance subsidiary domiciled in Colorado, are referred to collectively, as our "principal insurance subsidiaries"), no dividend or other distribution exceeding an amount equal to an insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval. Our Principal Insurance Subsidiary domiciled in Connecticut has ordinary dividend capacity for 2019. However, as a result of the extraordinary dividends it paid in 2015, 2016 and 2017, together with statutory losses incurred in connection with the recapture and cession to one of our Arizona captives of certain term life business in the fourth quarter of 2016, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus. In addition, primarily as a result of statutory losses incurred in connection with the retrocession of our Principal Insurance Subsidiary domiciled in Minnesota of certain life insurance business in the fourth quarter of 2018, our Principal Insurance Subsidiary domiciled in Colorado has a net loss from operations for the twelve-month period ending the preceding December 31. Therefore, neither our Minnesota nor Colorado Principal Insurance Subsidiaries have the capacity at this time to make ordinary dividend payments. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

For a summary of applicable laws and regulations governing dividends, see the Insurance Subsidiaries Dividend Restrictions section of the Insurance Subsidiaries Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

The following table summarizes dividends permitted to be paid by our principal insurance subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval and dividends and extraordinary distributions paid by each of our principal insurance subsidiaries (and for 2017, VIAC, which we sold in 2018 in connection with the Transaction) to its parent for the periods indicated:

	Dividends Permitted without Approval		Dividends Paid		Extraordinary Distributions Paid
			Year Ended December 31,		Year Ended December 31,
($ in millions)	2019	2018	2018	2017	2018	2017
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company (CT)	$396	$158	$126	$265	$—	$—
Security Life of Denver Insurance Company (CO)	—	53	52	73	—	—
ReliaStar Life Insurance Company (MN)	—	—	—	—	—	231
Voya Insurance and Annuity Company (IA)(1)	N/A	208	—	278	—	250
(1) On June 1, 2018, VIAC was sold as part of the Transaction.
N/A - Not Applicable

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies. For the years ended December 31, 2018 and 2017, dividends net of capital contributions received by Voya Financial, Inc. and Voya Holdings from non-life subsidiaries were $114 million and $112 million, respectively.

On February 26, 2018, as a result of our unwind/recapture of the Langhorne I reinsurance transaction, Langhorne I paid a dividend of $210 million to Voya Holdings, which in turn paid a dividend in that same amount to Voya Financial, Inc.

On June 29, 2018, RRII paid a dividend of $270 million to SLDI, which in turn paid a dividend of $425 million to Voya Financial.

Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries

Each of our wholly owned principal insurance subsidiaries is subject to minimum risk based capital ("RBC") requirements established by the insurance departments of their applicable state of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the NAIC, to RBC requirements, as defined by the NAIC. Each of our U.S. insurance subsidiaries exceeded the minimum RBC requirements that would require regulatory or corrective action for all periods presented herein. Our estimated RBC ratio on a combined basis for our principal insurance subsidiaries, with adjustments for certain intercompany transactions, was approximately 478% as of December 31, 2018. As a result of Tax Reform, the NAIC updated the factors affecting RBC requirements, including ours, to reflect the lowering of the top corporate tax rate from 35% to 21%. Adjusting these factors in light of Tax Reform resulted in an increase in the amount of capital we are required to maintain to satisfy our RBC requirements. During the fourth quarter of 2018, we also established a new RBC target of 400%.

Our wholly owned insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile of the respective insurance subsidiary. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the insurance department of the state of domicile, the entire amount or a portion of an asset balance can be non-admitted depending on specific rules regarding admissibility. The most significant non-admitted assets are typically a portion of deferred tax assets in excess of prescribed thresholds.

For a summary of statutory capital and surplus of our principal insurance subsidiaries, see the Insurance Subsidiaries Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

The following table summarizes the ratio of TAC to CAL on a combined basis primarily for our principal insurance subsidiaries, with adjustments for certain intercompany transactions, as of the dates indicated below:

($ in millions)			($ in millions)
As of December 31, 2018			As of December 31, 2017 (1)
CAL	TAC	Ratio	CAL	TAC	Ratio
$1,072	$5,129	478%	$1,374	$6,538	476%
(1) VIAC is included in CAL and TAC as well as the Ratio.

For additional information regarding RBC, see Business-Regulation-Insurance Regulation in Part I, Item 1. of this Annual Report on Form 10-K.

Captive Reinsurance Subsidiaries

Uncertainties associated with our continued use of affiliated captive reinsurance subsidiaries are primarily related to potential regulatory changes. In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the "Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX or AXXX captives if the applicable reinsurance transaction satisfies the NAIC's Actuarial Guideline 48 ("AG48"), which limits the type of assets that may be used as collateral to cover the XXX and AG38 statutory reserves. The Standard applies prospectively, so that XXX or AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As of December 31, 2018, the following table presents our on- and off- balance sheet contractual obligations due in various periods. The payments reflected in this table are based on our estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Purchase obligations(1)	$1,421	$1,387	$34	$—	$—
Reserves for insurance obligations(2)(3)	94,386	4,289	7,271	7,404	75,422
Retirement and other plans(4)	1,683	147	308	326	902
Short-term and long-term debt obligations(5)	6,926	160	320	564	5,882
Operating leases(6)	152	28	54	45	25
Securities lending, repurchase agreements and collateral held(7)	1,943	1,897	—	—	46
Total(8)	$106,511	$7,908	$7,987	$8,339	$82,277
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
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting consistent with assumptions used in amortizing DAC. Estimated cash payments are undiscounted for the time value of money. Accordingly, the sum of cash flows presented of $94.4 billion significantly exceeds the sum of Future policy benefits and Contract owner account balances of $65.5 billion recorded on our Consolidated Balance Sheets as of December 31, 2018. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
(3) Contractual obligations related to certain closed blocks, with reserves in the amount of $4.6 billion, have been excluded from the table because the blocks were divested through reinsurance contracts and collateral is provided by third parties that is accessible by us. Although we are not relieved of legal liability to the contract holder for these closed blocks, third-party collateral of $7.7 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(7) Securities loan, repurchase agreements, and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative and cleared derivative contracts as well as the obligations related to borrowings under repurchase agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements and collateral held include off-balance sheet non-cash collateral of $111 million and $11 million, respectively.
(8) Unrecognized tax benefits are excluded from the table due to immateriality. In addition, in 2015 we entered into a put option agreement with a Delaware trust that gives Voya Financial, Inc. the right, at any time over a 10-year period, to issue up to $500 million of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See Liquidity-Put Option Agreement for Senior Debt Issuance for more information on this agreement.

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

Estimated loss on sale of business

On June 1, 2018, we consummated the Transaction pursuant to the MTA with VA Capital and Athene. As part of the Transaction, Venerable, a wholly owned subsidiary of VA Capital, acquired two of our subsidiaries, VIAC and DSL. The Transaction resulted in the disposition of substantially all of our Closed Block Variable Annuity and Annuities businesses. We recorded an estimated loss on sale, net of tax, as of December 31, 2018 of $1,918, which includes the loss of $460 of deferred tax assets. The estimated loss on sale represents the excess of the carrying value, immediately prior to the sale, of the businesses classified as discontinued operations over the purchase price, which approximates fair value, less cost to sell. The estimated loss on sale is subject to a final true-up process with the buyers that we expect to conclude in the first or second quarter of 2019. See Overview in the Management's Discussion and Analysis section in Part II, Item 7. of this Annual Report on Form 10-K for further information.

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

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.7% to 8.0%.

Although assumptions are "locked-in" upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation. See "Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles" below for premium deficiency reserves established during 2018 and 2017.

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

IUL, Stabilizer and MCG: We also issue certain products that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include IUL, and stabilizer ("Stabilizer") contracts. The managed custody guarantee product ("MCG") is a stand-alone derivative and is measured in its entirety at estimated fair value.

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

The liabilities for the IUL and Stabilizer embedded derivatives and the MCG stand-alone derivative include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for our IUL and Stabilizer embedded derivatives and the MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). Our nonperformance risk adjustment is based on a blend of observable, similarly rated peer holding company credit spreads, adjusted to reflect the credit quality of our individual insurance subsidiary that issued the guarantee, as well as an adjustment to reflect the non-default spreads and the priority and recovery rates of policyholder claims.

Universal and Variable Universal Life: Reserves for UL and variable universal life ("VUL") secondary guarantees and paid-up guarantees are calculated by estimating the expected value of death benefits payable and recognizing those benefits ratably over the accumulation period based on total expected assessments. The reserve for such products recognizes the portion of contract assessments received in early years used to compensate us for benefits provided in later years. Assumptions used, such as the interest rate, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC.

See Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K for additional information regarding specific hedging strategies we utilize to mitigate risk for the product guarantees, as well as sensitivities of the embedded derivative and stand-alone derivative liabilities to changes in certain capital markets assumptions.

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

We amortize DAC and VOBA related to universal life-type contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking"). If the update of assumptions causes estimated gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes estimated gross profits to decrease. We amortize the DSI and URR over the estimated lives of the related contracts using the same methodology and assumptions used to amortize DAC.

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

During the year ended December 31, 2017, as a result of the held for sale classification of substantially all of the Annuities and CBVA businesses discussed above, we have evaluated and redefined our contract groupings for loss recognition testing in those businesses. This has resulted in the establishment of premium deficiency reserves of $43 million, which was recorded as an increase in Policyholder benefits in the Consolidated Statements of Operations, with a corresponding increase to Future policy benefits on the Consolidated Balance Sheets.

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

107

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

We include the impact of the change in value of the embedded derivative associated with the IUL contracts in gross profits for purposes of determining DAC amortization.

During the third quarter of 2018, 2017 and 2016, we conducted our annual review of assumptions, including projection model inputs, and made a number of changes to our assumptions which impacted the results of our segments reflected in Income (loss). The following are the impacts of assumption changes during 2018, 2017 and 2016.

During the third quarter of 2018, we updated our assumptions to reflect, among other changes, an estimate for increases in future reinsurance premium or recapture of certain ceded business. The impact of assumption changes in the current period resulted in a loss of $153 million, all of which was included in Adjusted operating earnings before income taxes and reflects net unfavorable DAC/VOBA and other intangibles unlocking.

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

($ in millions)	As of December 31, 2018
Decrease in long-term equity rate of return assumption by 100 basis points	$(35)
A change to the long-term interest rate assumption of -50 basis points	(53)
A change to the long-term interest rate assumption of +50 basis points	27
An assumed increase in future mortality by 1%	(18)

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

We have certain CDS and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants.

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

Income Taxes

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax liabilities and assets for items recognized differently in our Consolidated Financial Statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis and as regulatory and business factors change.

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

The deferred tax valuation allowance was approximately $638 million and $653 million as of December 31, 2018 and 2017, respectively. Pursuant to U.S. GAAP, we do not specifically identify the valuation allowance with individual categories. However, we estimate that balances of approximately $445 million as of December 31, 2018 and $453 million as of December 31, 2017 were related to federal net operating and capital losses. The remaining balances were attributable to various items, including state taxes and other deferred tax assets.

As of December 31, 2018, we have recognized $19 million of deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. These tax planning strategies support recognition of deferred tax assets, which have been provided on deductible temporary differences. Future changes, such as interest rate movements, could adversely impact such tax planning strategies. To the extent unrealized gains decrease or to the extent loss utilization is limited, the tax benefit will likely be reduced by increasing the tax valuation allowance.

In December 2014, we entered into an Issue Resolution Agreement ("IA") with the IRS relating to the Internal Revenue Code Section 382 calculation of the annual limitation on the use of certain of the Company’s federal tax attributes that will apply as a consequence of the Section 382 event experienced by the Company in March 2014. We do not expect the annual limitation to impact our ability to utilize the losses or credits. As of December 31, 2018, we had approximately $10.0 billion of federal net operating loss carryforwards and no capital loss carryforwards.

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

Tax Reform made broad changes to U.S. federal tax law. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allowed us to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to the provisional estimate and additional impacts from Tax Reform were recorded during the measurement period as provided for in SAB 118.

We relied on SAB 118 to determine the net impact of Tax Reform on our net deferred tax asset position as of December 31, 2017 and finalized the impact of Tax Reform on our current taxes and net deferred tax position during the measurement period in 2018. Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforward. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies.

Pursuant to SAB 118, we estimated that Tax Reform resulted in a one-time reduction in our net deferred tax asset position of $679 million as of December 31, 2017.  This reduction was substantially due to the remeasurement of our deferred tax assets and liabilities at 21%, the new federal corporate income tax rate at which the deferred tax assets and liabilities are expected to reverse in the future.  This estimate included the effect of a reduction in our deferred tax liability associated with accumulated other comprehensive income ("AOCI").  Exclusive of the AOCI amount, the reduction in our deferred tax asset position was $1.0 billion. The FASB issued guidance in February 2018 that allows reclassification of the reduction in the deferred tax liability associated with AOCI from retained earnings to AOCI. We will adopt this new guidance effective January 1, 2019. For additional information, see the Business, Basis of Presentation and Significant Accounting Policies Note, Future Adoption of Accounting Pronouncements section, to our accompanying Consolidated Financial Statements.

Contingencies

For information regarding our contingencies, see the Commitments and Contingencies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

The table below summarizes the components of the net actuarial (gains) losses related to pension obligations recognized within Operating expenses in our Consolidated Statements of Operations for the periods presented:

(Gain)/Loss Recognized ($ in millions)	2018	2017	2016
Discount Rate	$(160)	$196	$69
Asset Returns	207	(142)	24
Mortality Table Assumptions	(6)	(14)	(22)
Demographic Data and other	9	(25)	(13)
Total Net Actuarial (Gain)/Loss Recognized	$50	$14	$57

For the year ended December 31, 2018, we increased our pension plans discount rate by 0.61% resulting in a decrease in our benefit obligations and a corresponding actuarial gain of $160 million. This increase in the discount rate was driven by an increase in the 30-year Treasury and corporate AA yields. For the year ended December 31, 2017, we decreased our pension plans discount rate by 0.70%, resulting in an increase in our benefit obligations and a corresponding actuarial loss of $196 million. This decrease in the discount rate was driven by a decrease in corporate AA and 30-year Treasury yields. For the year ended December 31, 2016, we decreased our pension plans discount rate by 0.26%, resulting in an increase in our benefit obligations and a corresponding actuarial loss of $69 million. This decrease in discount rate was driven by a decrease in corporate AA yields, partially offset by an increase in 30-year Treasury yields.

Our expected long-term rate of return on our Voya Retirement Plan (the "Retirement Plan") assets was 7.5% for 2018 and 2017. Our expected return on plan assets is calculated using 30-year forward looking assumptions based on the long-term target asset allocation. In 2018, the actual return on our Retirement Plan assets was approximately (4.1)%, resulting in an actuarial loss of $207 million. In 2017, the actual return on our Retirement Plan assets was approximately 17.4%, resulting in an actuarial gain of $142 million. In 2016, the actual return on our Retirement Plan assets was approximately 6.8%, resulting in an actuarial loss of $24 million.

On an annual basis, the Society of Actuaries ("SOA") releases new mortality improvement projection scales. This projection scale is applied to the base table (RP-2006), which can be used in the valuations of pension plans. During calendar year 2018, the SOA released new mortality improvement projection scales (MP-2018) that projected a lower rate of mortality improvement than what was issued in 2017. This change lowered our total benefit liability by approximately 0.2% in 2018 and 0.7% in 2017. Changes in mortality assumptions in 2018, 2017 and 2016 contributed $(6) million, $(14) million and $22 million, respectively, to the net actuarial loss.

The Retirement Plan is a tax qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). Beginning January 1, 2012, the Retirement Plan adopted a cash balance pension formula instead of a final average pay ("FAP") formula, allowing all eligible employees to participate in the Retirement Plan. Participants earn an annual credit equal to 4% of eligible compensation. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the IRS in the preceding August of each year. The accrued vested cash pension balance benefit is portable; participants can take it if they leave us.

Sensitivity

The discount rate and expected rate of return assumptions relating to our defined benefit pension plans have historically had the most significant effect on our net periodic benefit costs and the projected and accumulated projected benefit obligations associated with these plans.

The discount rates are based on current market information provided by plan actuaries. The discount rate modeling process involves selecting a portfolio of high quality, non-callable bonds that will match the cash flows of the defined benefit pension plans. The weighted average discount rate in 2018 for the net periodic benefit cost was 3.85% for defined benefit pension plans. The discount rate in 2018 for the benefit obligation of our pension plans was 4.46%.

As of December 31, 2018, the sensitivities of the effect of a change in the discount rate are as presented below:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans(1)
Increase in discount rate by 100 basis points	$(221)
Decrease in discount rate by 100 basis points	275
(1) Represents the estimate of actuarial gains (losses) that would be recognized immediately through operating expenses.

($ in millions)	Increase (Decrease) in Pension Benefit Obligation
Increase in discount rate by 100 basis points	$(221)
Decrease in discount rate by 100 basis points	275

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

The expected rate of return for 2018 was 7.5%, net of expenses, for the Retirement Plan. The expected rate of return assumption is only applicable to the Retirement Plan as assets are not held by any of the other pension and other postretirement plans.

As of December 31, 2018, the effect of a change in the actual rate of return on the net periodic benefit cost is presented in the table below:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans(1)
Increase in actual rate of return by 100 basis points	$(17)
Decrease in actual rate of return by 100 basis points	17
(1) Represents the estimate of actuarial gains (losses) that would be recognized immediately through operating expenses.

The expected rate of return for 2019 is 6.75%, net of expenses, for the Retirement Plan, reflecting a change in asset allocation from equity securities to fixed maturities. The estimated impact of this change as well as the actuarial loss experienced on plan assets in 2018 is expected to increase our net periodic benefit cost by approximately $25 million.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31, 2018		December 31, 2017
($ in millions)	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, excluding securities pledged	$46,298	72.9%	$48,329	73.1%
Fixed maturities, at fair value using the fair value option	2,956	4.7%	3,018	4.6%
Equity securities, available-for-sale	273	0.4%	380	0.6%
Short-term investments(1)	168	0.3%	471	0.7%
Mortgage loans on real estate	8,676	13.6%	8,686	13.0%
Policy loans	1,833	2.9%	1,888	2.9%
Limited partnerships/corporations	1,158	1.8%	784	1.2%
Derivatives	247	0.4%	397	0.6%
Other investments	90	0.1%	47	0.1%
Securities pledged	1,867	2.9%	2,087	3.2%
Total investments	$63,566	100.0%	$66,087	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector, as of the dates indicated:

	December 31, 2018
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,937	3.9%	$2,295	4.5%
U.S. Government agencies and authorities	204	0.4%	242	0.5%
State, municipalities and political subdivisions	1,652	3.3%	1,659	3.2%
U.S. corporate public securities	19,210	38.4%	19,848	38.7%
U.S. corporate private securities	6,264	12.5%	6,232	12.2%
Foreign corporate public securities and foreign governments(1)	5,429	10.9%	5,455	10.7%
Foreign corporate private securities(1)	5,176	10.3%	5,094	10.0%
Residential mortgage-backed securities	4,616	9.2%	4,803	9.4%
Commercial mortgage-backed securities	3,438	6.9%	3,416	6.7%
Other asset-backed securities	2,095	4.2%	2,077	4.1%
Total fixed maturities, including securities pledged	$50,021	100.0%	$51,121	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2017
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$2,047	4.2%	$2,522	4.7%
U.S. Government agencies and authorities	223	0.5%	275	0.5%
State, municipalities and political subdivisions	1,856	3.8%	1,913	3.6%
U.S. corporate public securities	20,857	42.3%	23,258	43.4%
U.S. corporate private securities	5,628	11.4%	5,833	10.9%
Foreign corporate public securities and foreign governments(1)	5,241	10.7%	5,716	10.7%
Foreign corporate private securities(1)	4,974	10.1%	5,161	9.7%
Residential mortgage-backed securities	4,247	8.6%	4,524	8.5%
Commercial mortgage-backed securities	2,646	5.4%	2,704	5.1%
Other asset-backed securities	1,488	3.0%	1,528	2.9%
Total fixed maturities, including securities pledged	$49,207	100.0%	$53,434	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2018, the average duration of our fixed maturities portfolio, including securities pledged, is between 8.0 and 8.5 years.

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

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2018 and 2017, the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2018 and 2017, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:

• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,295	$—	$—	$—	$—	$—	$2,295
U.S. Government agencies and authorities	242	—	—	—	—	—	242
State, municipalities and political subdivisions	1,524	133	—	—	—	2	1,659
U.S. corporate public securities	9,062	9,653	924	193	16	—	19,848
U.S. corporate private securities	2,510	3,376	149	175	19	3	6,232
Foreign corporate public securities and foreign governments(1)	2,265	2,804	331	52	1	2	5,455
Foreign corporate private securities(1)	693	3,984	301	73	42	1	5,094
Residential mortgage-backed securities	4,678	27	40	2	10	46	4,803
Commercial mortgage-backed securities	3,317	79	20	—	—	—	3,416
Other asset-backed securities	1,819	160	33	9	32	24	2,077
Total fixed maturities	$28,405	$20,216	$1,798	$504	$120	$78	$51,121
% of Fair Value	55.6%	39.5%	3.5%	1.0%	0.2%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,522	$—	$—	$—	$—	$—	$2,522
U.S. Government agencies and authorities	275	—	—	—	—	—	275
State, municipalities and political subdivisions	1,764	146	1	—	—	2	1,913
U.S. corporate public securities	12,241	9,923	793	297	4	—	23,258
U.S. corporate private securities	2,531	3,027	145	130	—	—	5,833
Foreign corporate public securities and foreign governments(1)	2,391	2,819	445	48	13	—	5,716
Foreign corporate private securities(1)	831	3,822	474	27	3	4	5,161
Residential mortgage-backed securities	4,385	33	13	7	13	73	4,524
Commercial mortgage-backed securities	2,676	28	—	—	—	—	2,704
Other asset-backed securities	1,326	149	18	3	—	32	1,528
Total fixed maturities	$30,942	$19,947	$1,889	$512	$33	$111	$53,434
% of Fair Value	57.9%	37.3%	3.5%	1.0%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,295	$—	$—	$—	$—	$2,295
U.S. Government agencies and authorities	234	8	—	—	—	242
State, municipalities and political subdivisions	112	920	492	133	2	1,659
U.S. corporate public securities	220	1,118	7,684	9,739	1,087	19,848
U.S. corporate private securities	166	273	2,221	3,230	342	6,232
Foreign corporate public securities and foreign governments(1)	45	533	1,725	2,767	385	5,455
Foreign corporate private securities(1)	—	—	698	4,137	259	5,094
Residential mortgage-backed securities	3,394	74	64	188	1,083	4,803
Commercial mortgage-backed securities	1,822	390	596	447	161	3,416
Other asset-backed securities	824	210	633	185	225	2,077
Total fixed maturities	$9,112	$3,526	$14,113	$20,826	$3,544	$51,121
% of Fair Value	17.8%	6.9%	27.7%	40.7%	6.9%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,522	$—	$—	$—	$—	$2,522
U.S. Government agencies and authorities	266	9	—	—	—	275
State, municipalities and political subdivisions	169	1,095	500	146	3	1,913
U.S. corporate public securities	307	1,378	10,556	9,924	1,093	23,258
U.S. corporate private securities	189	273	2,206	2,843	322	5,833
Foreign corporate public securities and foreign governments(1)	77	476	1,838	2,819	506	5,716
Foreign corporate private securities(1)	—	—	826	4,107	228	5,161
Residential mortgage-backed securities	3,240	20	76	40	1,148	4,524
Commercial mortgage-backed securities	2,069	217	217	140	61	2,704
Other asset-backed securities	863	143	110	185	227	1,528
Total fixed maturities	$9,702	$3,611	$16,329	$20,204	$3,588	$53,434
% of Fair Value	18.2%	6.8%	30.6%	37.7%	6.7%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $841 million from $243 million to $1,084 million for the year ended December 31, 2018. The increase in gross unrealized capital losses was primarily due to rising interest rates and widening credit spreads. Gross unrealized losses on fixed maturities, including securities pledged, decreased $287 million from $530 million to $243 million for the year ended December 31, 2017. The decrease in gross unrealized capital losses was primarily due to narrowing credit spreads.

As of December 31, 2018, we held three fixed maturities with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturities equaled $49 million, or 4.5% of the total unrealized losses. As of December 31, 2017, we held four fixed maturities with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturities equaled $56 million, or 23.0% of the total unrealized losses.

As of December 31, 2018, we held $4.1 billion of energy sector fixed maturity securities, constituting 8.0% of the total fixed maturities portfolio, with gross unrealized capital losses of $143 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $22 million. As of December 31, 2018, our fixed maturity exposure to the energy sector is comprised of 87.6% investment grade securities.

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

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	December 31, 2018			December 31, 2017
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$1,545	$1,596	39.0%	$1,517	$1,698	36.2%
Integrated Energy	817	837	20.5%	1,027	1,114	23.8%
Independent Energy	923	931	22.8%	912	1,002	21.4%
Oil Field Services	472	428	10.5%	527	528	11.3%
Refining	277	293	7.2%	285	340	7.3%
Total	$4,034	$4,085	100.0%	$4,268	$4,682	100.0%

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

 The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	December 31, 2018			December 31, 2017
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,951	$3,101	97.0%	$2,624	$2,851	96.0%
2	17	16	0.5%	20	20	0.7%
3	14	25	0.8%	10	11	0.4%
4	—	—	—%	—	—	—%
5	5	9	0.3%	7	13	0.4%
6	30	46	1.4%	50	74	2.5%
Total	$3,017	$3,197	100.0%	$2,711	$2,969	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	December 31, 2018			December 31, 2017
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$15,081	$32	$80	$15,630	$67	$36

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	December 31, 2018			December 31, 2017
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$399	$487	15.2%	$439	$563	19.0%
Interest Only (IO)	167	181	5.7%	185	191	6.4%
Inverse IO	1,335	1,393	43.5%	1,176	1,255	42.2%
Principal Only (PO)	249	252	7.9%	270	275	9.3%
Floater	16	16	0.5%	13	12	0.4%
Agency Credit Risk Transfer	849	865	27.1%	626	670	22.6%
Other	2	3	0.1%	2	3	0.1%
Total	$3,017	$3,197	100.0%	$2,711	$2,969	100.0%

For the year ended December 31, 2018, the market value of our CMO-B portfolio increased due to new purchase activity exceeding paydowns and maturities. Valuation of the securities within our CMO-B portfolio have been pressured by the higher interest rate environment during 2018 offset by general prepayment risk remaining muted, resulting in continued positive relative performance for the strategy. Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Net investment income	$461	$499	$555
Net realized capital gains (losses)(1)	(344)	(345)	(341)
Income (loss) from continuing operations before income taxes	$117	$154	$214
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from continuing operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Income (loss) from continuing operations before income taxes	$117	$154	$214
Realized gains/(losses) including OTTI	(2)	—	(5)
Fair value adjustments	115	86	43
Total adjustments to income (loss) from continuing operations	113	86	38
Adjusted operating earnings before income taxes	$230	$240	$252

Structured Securities

Residential mortgage-backed securities

The following tables present our residential mortgage-backed securities as of December 31, 2018 and 2017:

	December 31, 2018
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,916	$138	$34	$14	$3,034
Prime Non-Agency	1,509	56	17	3	1,551
Alt-A	164	19	—	8	191
Sub-Prime(1)	151	26	1	—	176
Total RMBS	$4,740	$239	$52	$25	$4,952
(1) Includes subprime other asset backed securities.

	December 31, 2017
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,990	$164	$30	$21	$3,145
Prime Non-Agency	1,038	89	2	6	1,131
Alt-A	189	20	1	11	219
Sub-Prime(1)	181	32	1	—	212
Total RMBS	$4,398	$305	$34	$38	$4,707
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed

The following tables present our commercial mortgage-backed securities as of December 31, 2018 and 2017:

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2012 and prior	$63	$63	$11	$11	$29	$29	$38	$43	$12	$12	$153	$158
2013	388	399	54	54	52	51	50	50	10	10	554	564
2014	368	373	40	39	43	42	29	29	37	37	517	520
2015	382	377	148	148	66	66	123	122	30	30	749	743
2016	119	114	18	18	38	37	53	52	8	7	236	228
2017	343	326	91	90	97	95	45	44	34	34	610	589
2018	171	170	30	30	278	276	109	107	31	31	619	614
Total CMBS	$1,834	$1,822	$392	$390	$603	$596	$447	$447	$162	$161	$3,438	$3,416

	December 31, 2017
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2012 and prior	$78	$79	$7	$6	$39	$40	$24	$30	$24	$24	$172	$179
2013	418	446	14	14	30	29	23	23	9	9	494	521
2014	450	469	30	30	34	34	3	3	—	—	517	536
2015	435	442	54	54	40	40	52	52	15	14	596	602
2016	156	154	3	3	15	15	8	8	7	7	189	187
2017	478	479	110	110	60	60	24	24	6	6	678	679
2018	—	—	—	—	—	—	—	—	—	—	—	—
Total CMBS	$2,015	$2,069	$218	$217	$218	$218	$134	$140	$61	$60	$2,646	$2,704

As of December 31, 2018, 97.1% and 2.3% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2017, 99.0% and 1.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of December 31, 2018 and 2017:

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$708	$699	$119	$116	$444	$425	$29	$27	$83	$75	$1,383	$1,342
Auto-Loans	22	21	10	10	9	9	—	—	—	—	41	40
Student Loans	14	14	80	81	99	98	—	—	—	—	193	193
Credit Card loans	21	21	—	—	—	—	—	—	—	—	21	21
Other Loans	68	68	2	2	99	99	160	158	5	5	334	332
Total Other ABS(1)	$833	$823	$211	$209	$651	$631	$189	$185	$88	$80	$1,972	$1,928
(1) Excludes subprime other asset backed securities.

	December 31, 2017
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$546	$549	$108	$108	$39	$39	$10	$11	$42	$42	$745	$749
Auto-Loans	187	187	—	—	9	9	—	—	—	—	196	196
Student Loans	13	13	24	24	48	47	3	3	—	—	88	87
Credit Card loans	74	74	—	—	—	—	—	—	—	—	74	74
Other Loans	40	40	10	10	13	13	166	170	5	6	234	239
Total Other ABS(1)	$860	$863	$142	$142	$109	$108	$179	$184	$47	$48	$1,337	$1,345
(1) Excludes subprime other asset backed securities.

As of December 31, 2018, 87.0% and 8.0% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2017, 85.9% and 10.6% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

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

As of December 31, 2018 and 2017, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times, and a weighted average LTV ratio of 61.4% and 60.9%, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

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

For the year ended December 31, 2018, we recorded $18 million of credit related OTTI. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements of Part II, Item 8. in this Annual Report on Form 10-K for further information on OTTI.

Derivatives

We use derivatives for a variety of hedging purposes. We also have embedded derivatives within fixed maturities instruments and certain product features. See the Business, Basis of Presentation and Significant Accounting Policies Note and the Derivatives Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

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

For the year ended December 31, 2018, the Company's total European exposure had an amortized cost and fair value of $5,145 million and $5,120 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $529 million, which includes non-financial institutions exposure in Ireland of $164 million, in Italy of $176 million, in Portugal of $10 million and in Spain of $121 million. We also had financial institutions exposure in Ireland of $20 million, in Italy of $9 million and in Spain of $29 million. We did not have any exposure to Greece.

Among the remaining $4,591 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2018, our non-peripheral sovereign exposure was $185 million, which consisted of fixed maturities and derivative assets. We also had $721 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $164 million and the United Kingdom of $355 million. The balance of $3,685 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $2,257 million, in The Netherlands of $516 million, in Belgium of $272 million, in France of $274 million, in Germany of $366 million, in Switzerland of $408 million, and in Russia of $92 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Certain investment entities are consolidated under consolidation guidance. We consolidate certain entities under the VIE guidance when it is determined that we are the primary beneficiary. We consolidate certain entities under the VOE guidance when we act as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities of the entity, or when we otherwise have control through voting rights. In February 2015, the FASB issued ASU 2015-02, "Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"), which significantly amends the consolidation analysis required under current consolidation guidance. We adopted the provisions of ASU 2015-02 on January 1, 2016 using the modified retrospective approach. See Consolidation and Noncontrolling Interests in the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct debt or equity investments in and management fees generated from these entities. Such direct investments amounted to approximately $354 million and $442 million as of December 31, 2018 and 2017, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

Investments held by consolidated private equity funds and hedge funds are reported in our Consolidated Financial Statements. Changes in the fair value of consolidated investment entities are recorded as a separate line item within Income (loss) related to consolidated investment entities in our Consolidated Financial Statements.

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

•
Stress scenario results: forecasted results under stress events covering the impact of changes in interest rates, equity markets, mortality rates, credit default and spread levels, and combined impacts; and

•	Economic capital: the amount of capital required to cover extreme scenarios.

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

Derivatives strategies include the following:

•
Guaranteed Minimum Contract Value Guarantees. For certain liability contracts, we provide the contract holder a guaranteed minimum contract value. These contracts include certain life insurance and annuity products. We purchase interest rate swaps and interest rate options to reduce risk associated with these liability guarantees.

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following tables summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2018 and 2017. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2018
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$51,121	$(3,904)	$4,296
Commercial mortgage and other loans	—	8,811	(468)	516
Derivatives:
Interest rate contracts	24,129	31	164	(167)
Notes Receivable	—	—	—	—
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	37,052	(2,321)	3,052
Funding agreements with fixed maturities	—	1,197	(40)	42
Supplementary contracts and immediate annuities	—	960	(39)	44
Long-term debt	—	3,112	(216)	246
Embedded derivatives on reinsurance	—	21	103	(120)
Guaranteed benefit derivatives(3):
IUL	—	82	7	(7)
Stabilizer and MCGs	—	5	(5)	39
Other(4)	—	39	(7)	9

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

(4)	Includes GMWBL, GMWB, and FIA products.

	As of December 31, 2017
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$53,434	$(4,275)	$4,805
Commercial mortgage and other loans	—	8,748	(478)	527
Derivatives:
Interest rate contracts	27,538	115	98	(124)
Notes Receivable(3)	—	445	(46)	53
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	38,553	(2,762)	3,441
Funding agreements with fixed maturities	—	501	(23)	25
Supplementary contracts and immediate annuities	—	1,285	(52)	59
Long-term debt	—	3,478	(260)	298
Embedded derivatives on reinsurance	—	129	132	(156)
Guaranteed benefit derivatives(4):
IUL	—	159	8	(8)
Stabilizer and MCGs	—	97	(59)	104
Other(5)	—	50	(7)	9

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3) Reflects surplus notes that will continue to be receivable from VIAC upon closing of the Transaction, see the Discontinued Operations Note for further information.
(4) Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

(5)	Includes GMWBL, GMWB, and FIA products.

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

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of December 31, 2018, and the respective GMIRs for our continuing operations:

	Account Value(1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate
Up to 1.00%	$3,339	$1,643	$1,598	$446	$1,451	$642	$9,119
1.01% - 2.00%	1,245	111	58	5	10	68	1,497
2.01% - 3.00%	14,549	301	301	180	21	—	15,352
3.01% - 4.00%	12,360	764	449	—	—	—	13,573
4.01% and Above	2,517	100	—	—	—	—	2,617
Renewable beyond 12 months (MYGA)(2)	453	—	—	—	—	—	453
Total discretionary rate setting products	$34,463	$2,919	$2,406	$631	$1,482	$710	$42,611
Percentage of Total	80.9%	6.8%	5.6%	1.5%	3.5%	1.7%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also, excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2) Represents MYGA contracts with renewal dates after December 31, 2019 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Market Risk Related to Equity Market Prices

Our indexed universal life ("IUL") insurance products and general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products.

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following tables summarize the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2018 and 2017. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on the fair value of market instruments corresponding to declines or increases in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of December 31, 2018
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$273	$25	$(25)
Limited liability partnerships/corporations	—	1,158	71	(71)
Derivatives:
Equity futures and total return swaps	151	—	(15)	15
Equity options	1,605	89	63	(42)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
IUL	—	82	58	(38)
Other(2)	—	39	(3)	4
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(2)	Includes GMWBL, GMWB, and FIA products.

	As of December 31, 2017
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$380	$35	$(35)
Limited liability partnerships/corporations	—	784	49	(49)
Derivatives:
Equity futures and total return swaps	161	—	(19)	19
Equity options	1,365	179	68	(70)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
IUL	—	159	60	(62)
Other(2)	—	50	(1)	2
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(2)	Includes GMWBL, GMWB, and FIA products.

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

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $51.4 billion and $53.8 billion as of December 31, 2018 and 2017, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

We also have credit risk related to the ability of our derivatives and reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. In order to minimize the risk of credit loss on such contracts, we diversify our exposures among several counterparties and limit the amount of exposure to each based on credit rating. For most counterparties, we have collateral agreements in place that would substantially limit our credit losses in case of a counterparty default. We also generally limit our selection of counterparties that we do new transactions with to those with an "A-" credit rating or above. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. For derivatives counterparty risk exposures (which includes reverse repurchase and securities lending transactions), we measure and monitor our risks on a market value basis daily. Refer to the Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further details of these items.

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties that would affect collectability, and, therefore, as of December 31, 2018, no allowance for uncollectible amounts was recorded.

The following table summarizes our reinsurance recoverable balances, including collateral received and credit and financial strength ratings for our 10 largest reinsurance recoverable balances as of December 31, 2018:

($ in millions)			Financial Strength Rating		Credit Rating
	Reinsurance Recoverable	% Collateralized(1)	S&P	Moody's	S&P	Moody's
Parent Company/Principal Reinsurers
Hannover RE Group	$2,398	23%			AA-	NR(2)
Hannover Life Reassurance Co of America			AA-	NR(2)
Hannover Life Reassurance Company of America (Bermuda)			AA-	NR(2)
Lincoln National Corp	1,439	95%			A-	Baa1
Lincoln Life & Annuity Company of New York			AA-	A1
Lincoln National Life Insurance Co			AA-	A1
Reinsurance Group of America Inc	1,256	91%			A	Baa1
RGA Reinsurance Company			AA-	A1
Prudential Plc (U.K.)	463	62%			A	A2
Jackson National Life Insurance Co			AA-	A1
Ballantyne Re Plc	236	100%			NR(2)	NR(2)
Ballantyne Re Plc			NR(2)	NR(2)
Sun Life Financial Inc	233	3%			A	Baa1
Sun Life & Health Insurance Co			AA-	0
Sun Life Assurance Co of Canada (US)			AA-	0
Sun Life Assurance Company of Canada			AA-	0
Sun Life Assurance Company of Canada USB			AA-	0
Swiss Re Ltd	203	0%			AA-	Aa3
Swiss Re Life & Health America Inc			AA-	Aa3
Westport Insurance Corp			AA-	Aa3
Enstar Group Limited	152	0%			BBB	NR(2)
Fitzwilliam Insurance Ltd			NR(2)	NR(2)
Aegon N.V.	77	0%			A-	A3
Transamerica Financial Life Insurance Co			AA-	A1
Transamerica Life Insurance Co			AA-	A1
Munich Re Group	45	2%			AA-	Aa3
Munich American Reassurance Co			AA-	NR(2)
All Other Reinsurers	300	20%
Total reinsurance recoverable	$6,802	54%
(1) Collateral includes LOCs, assets held in trust and funds withheld. Percent collateralized is based on the total of individual contractual exposures aggregated at the reinsurer Parent Company level, which may differ for each individual contractual exposure.

(2)	Not rated.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Voya Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Voya Financial, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
Boston, Massachusetts
February 22, 2019

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2018 and 2017
(In millions, except share and per share data)

	As of December 31,
	2018	2017
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $45,241 as of 2018 and $44,366 as of 2017)	$46,298	$48,329
Fixed maturities, at fair value using the fair value option	2,956	3,018
Equity securities, at fair value (cost of $255 as of 2018 and $353 as of 2017)	273	380
Short-term investments	168	471
Mortgage loans on real estate, net of valuation allowance of $2 as of 2018 and $3 as of 2017	8,676	8,686
Policy loans	1,833	1,888
Limited partnerships/corporations	1,158	784
Derivatives	247	397
Other investments	90	47
Securities pledged (amortized cost of $1,824 as of 2018 and $1,823 as of 2017)	1,867	2,087
Total investments	63,566	66,087
Cash and cash equivalents	1,538	1,218
Short-term investments under securities loan agreements, including collateral delivered	1,684	1,626
Accrued investment income	650	667
Premium receivable and reinsurance recoverable	6,860	7,632
Deferred policy acquisition costs and Value of business acquired	4,116	3,374
Current income taxes	237	4
Deferred income taxes	1,157	781
Other assets	1,336	1,310
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,421	1,795
Cash and cash equivalents	331	217
Corporate loans, at fair value using the fair value option	542	1,089
Other assets	16	75
Assets held in separate accounts	71,228	77,605
Assets held for sale	—	59,052
Total assets	$154,682	$222,532

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2018 and 2017
(In millions, except share and per share data)

	As of December 31,
	2018	2017

Liabilities and Shareholders' Equity:
Future policy benefits	$14,488	$15,647
Contract owner account balances	51,001	50,158
Payables under securities loan and repurchase agreements, including collateral held	1,821	1,866
Short-term debt	1	337
Long-term debt	3,136	3,123
Derivatives	139	149
Pension and other postretirement provisions	551	550
Other liabilities	2,148	2,076
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	540	1,047
Other liabilities	688	658
Liabilities related to separate accounts	71,228	77,605
Liabilities held for sale	—	58,277
Total liabilities	145,741	211,493

Commitments and Contingencies (Note 19)

Shareholders' equity:
Preferred stock ($0.01 par value per share; 325,000 shares authorized as of 2018; 325,000 shares issued and outstanding as of 2018; $325 aggregate liquidation preference)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 272,431,745 and 270,078,294 shares issued as of 2018 and 2017, respectively; 150,978,184 and 171,982,673 shares outstanding as of 2018 and 2017, respectively)	3	3
Treasury stock (at cost; 121,453,561 and 98,095,621 shares as of 2018 and 2017, respectively)	(4,981)	(3,827)
Additional paid-in capital	24,316	23,821
Accumulated other comprehensive income (loss)	607	2,731
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	—
Unappropriated	(11,732)	(12,719)
Total Voya Financial, Inc. shareholders' equity	8,213	10,009
Noncontrolling interest	728	1,030
Total shareholders' equity	8,941	11,039
Total liabilities and shareholders' equity	$154,682	$222,532

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2018, 2017 and 2016
(In millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Net investment income	$3,307	$3,294	$3,354
Fee income	2,708	2,627	2,471
Premiums	2,159	2,121	2,795
Net realized capital gains (losses):
Total other-than-temporary impairments	(28)	(30)	(32)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	1	(9)	2
Net other-than-temporary impairments recognized in earnings	(29)	(21)	(34)
Other net realized capital gains (losses)	(370)	(206)	(329)
Total net realized capital gains (losses)	(399)	(227)	(363)
Other revenue	447	371	342
Income (loss) related to consolidated investment entities:
Net investment income	292	432	189
Total revenues	8,514	8,618	8,788
Benefits and expenses:
Policyholder benefits	3,045	3,030	3,710
Interest credited to contract owner account balances	1,530	1,606	1,604
Operating expenses	2,691	2,654	2,655
Net amortization of Deferred policy acquisition costs and Value of business acquired	368	529	415
Interest expense	221	184	288
Operating expenses related to consolidated investment entities:
Interest expense	41	80	102
Other expense	8	7	4
Total benefits and expenses	7,904	8,090	8,778
Income (loss) from continuing operations before income taxes	610	528	10
Income tax expense (benefit)	55	740	(29)
Income (loss) from continuing operations	555	(212)	39
Income (loss) from discontinued operations, net of tax	457	(2,580)	(337)
Net income (loss)	1,012	(2,792)	(298)
Less: Net income (loss) attributable to noncontrolling interest	137	200	29
Net income (loss) available to Voya Financial, Inc.	$875	$(2,992)	$(327)

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$2.56	$(2.24)	$0.05
Income (loss) available to Voya Financial, Inc.'s common shareholders	$5.36	$(16.25)	$(1.63)

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$2.48	$(2.24)	$0.05
Income (loss) available to Voya Financial, Inc.'s common shareholders	$5.20	$(16.25)	$(1.61)

Cash dividends declared per share of common stock	$0.04	$0.04	$0.04

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$1,012	$(2,792)	$(298)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(2,810)	1,191	749
Other-than-temporary impairments	32	(2)	24
Pension and other postretirement benefits liability	(11)	(15)	(10)
Other comprehensive income (loss), before tax	(2,789)	1,174	763
Income tax expense (benefit) related to items of other comprehensive income (loss)	(693)	364	267
Other comprehensive income (loss), after tax	(2,096)	810	496
Comprehensive income (loss)	(1,084)	(1,982)	198
Less: Comprehensive income (loss) attributable to noncontrolling interest	137	200	29
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(1,221)	$(2,182)	$169

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Appropriated	Unappropriated
Balance at January 1, 2016	$—	$3	$(2,302)	$23,717	$1,425	$9	$(9,415)	$13,437	$2,840	$16,277
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2015-02	—	—	—	—	—	9	—	9	(1,601)	(1,592)
Adjustment for adoption of ASU 2014-13	—	—	—	—	—	(18)	—	(18)	—	(18)
Balance at January 1, 2016 - As adjusted	—	3	(2,302)	23,717	1,425	—	(9,415)	13,428	1,239	14,667
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(327)	(327)	29	(298)
Other comprehensive income (loss), after tax	—	—	—	—	496	—	—	496	—	496
Total comprehensive income (loss)								169	29	198
Net consolidation (deconsolidation) of consolidated investment entities	—	—	—	—	—	—	—	—	(70)	(70)
Common stock issuance	—	—	—	1	—	—	—	1	—	1
Common stock acquired - Share repurchase	—	—	(487)	(200)	—	—	—	(687)	—	(687)
Dividends on common stock	—	—	—	(8)	—	—	—	(8)	—	(8)
Share-based compensation	—	—	(7)	99	—	—	—	92	—	92
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	(225)	(225)
Balance at December 31, 2016- As previously filed	—	3	(2,796)	23,609	1,921	—	(9,742)	12,995	973	13,968

Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2016-09	—	—	—	—	—	—	15	15	—	15
Balance at January 1, 2017 - As adjusted	—	3	(2,796)	23,609	1,921	—	(9,727)	13,010	973	13,983
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(2,992)	(2,992)	200	(2,792)
Other comprehensive income (loss), after tax	—	—	—	—	810	—	—	810	—	810
Total comprehensive income (loss)								(2,182)	200	(1,982)
Net consolidation (deconsolidation) of consolidated investment entities	—	—	—	—	—	—	—	—	38	38
Common stock issuance	—	—	—	3	—	—	—	3	—	3
Common stock acquired - Share repurchase	—	—	(1,023)	100	—	—	—	(923)	—	(923)
Dividends on common stock	—	—	—	(8)	—	—	—	(8)	—	(8)
Share-based compensation	—	—	(8)	117	—	—	—	109	—	109
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	(181)	(181)
Balance as of December 31, 2017- As previously filed	—	3	(3,827)	23,821	2,731	—	(12,719)	10,009	1,030	11,039

Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	—	—	—	84	84	—	84
Adjustment for adoption of ASU 2016-01	—	—	—	—	(28)	—	28	—	—	—
Balance at January 1, 2018 - As adjusted	—	3	(3,827)	23,821	2,703	—	(12,607)	10,093	1,030	11,123
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	875	875	137	1,012
Reversal of Other Comprehensive Income (Loss) due to Sale of Annuity and CBVA	—	—	—	—	(79)	—	—	(79)	—	(79)
Other comprehensive income (loss), after tax	—	—	—	—	(2,017)	—	—	(2,017)	—	(2,017)
Total comprehensive income (loss)								(1,221)	137	(1,084)
Effect of transaction for entities under common control	—	—	—	(31)	—	—	—	(31)	—	(31)
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	—	(33)	(33)
Preferred stock issuance	—	—	—	319	—	—	—	319	—	319
Common stock issuance	—	—	—	3	—	—	—	3	—	3
Common stock acquired - Share repurchase	—	—	(1,125)	100	—	—	—	(1,025)	—	(1,025)
Dividends on common stock	—	—	—	(6)	—	—	—	(6)	—	(6)
Share-based compensation	—	—	(29)	110	—	—	—	81	—	81
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	(406)	(406)
Balance as of December 31, 2018	$—	$3	$(4,981)	$24,316	$607	$—	$(11,732)	$8,213	$728	$8,941

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2018, 2017 and 2016 (In millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$1,012	$(2,792)	$(298)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(457)	2,580	337
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(217)	(243)	(264)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	370	534	420
Future policy benefits, claims reserves and interest credited	(492)	899	1,298
Deferred income tax expense (benefit)	1	862	(151)
Net realized capital losses	399	227	363
Share-based compensation	96	117	99
(Gains) losses on consolidated investment entities	(256)	(343)	(57)
(Gains) losses on limited partnerships/corporations	(42)	(31)	(29)
Change in:
Premiums receivable and reinsurance recoverable	773	(345)	363
Other receivables and assets accruals	(524)	298	(18)
Other payables and accruals	(185)	(41)	(190)
(Increase) decrease in cash held by consolidated investment entities	(305)	(557)	(260)
Other, net	233	6	145
Net cash provided by operating activities - discontinued operations	1,462	411	1,934
Net cash provided by operating activities	1,868	1,582	3,692
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	7,749	8,325	8,112
Equity securities, available-for-sale	152	54	104
Mortgage loans on real estate	999	955	747
Limited partnerships/corporations	338	236	306
Acquisition of:
Fixed maturities	(8,946)	(8,719)	(9,839)
Equity securities, available-for-sale	(69)	(47)	(47)
Mortgage loans on real estate	(875)	(1,638)	(1,481)
Limited partnerships/corporations	(381)	(332)	(367)
Short-term investments, net	337	(80)	31
Derivatives, net	97	213	(24)
Sales from consolidated investment entities	1,365	2,047	2,304
Purchases within consolidated investment entities	(994)	(2,036)	(1,727)
Collateral (delivered) received, net	(103)	(148)	(22)
Other, net	15	3	20
Net cash provided by (used in) investing activities - discontinued operations	34	(1,261)	(1,800)
Net cash used in investing activities	(282)	(2,428)	(3,683)

Voya Financial, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2018, 2017 and 2016 (In millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Financing Activities:
Deposits received for investment contracts	6,096	5,061	5,891
Maturities and withdrawals from investment contracts	(5,503)	(5,372)	(5,412)
Settlements on deposit contracts	(10)	—	—
Proceeds from issuance of debt with maturities of more than three months	350	399	798
Repayment of debt with maturities of more than three months	(710)	(494)	(809)
Debt issuance costs	(6)	(3)	(16)
Borrowings of consolidated investment entities	773	967	126
Repayments of borrowings of consolidated investment entities	(656)	(804)	(455)
Contributions from (distributions to) participants in consolidated investment entities	(166)	449	51
Proceeds from issuance of common stock, net	3	3	1
Proceeds from issuance of preferred stock, net	319	—	—
Share-based compensation	(14)	(8)	(7)
Common stock acquired - Share repurchase	(1,025)	(923)	(687)
Dividends paid	(6)	(8)	(8)
Net cash provided by financing activities - discontinued operations	(1,209)	384	916
Net cash (used in) provided by financing activities	(1,764)	(349)	389
Net (decrease) increase in cash and cash equivalents	(178)	(1,195)	398
Cash and cash equivalents, beginning of period	1,716	2,911	2,513
Cash and cash equivalents, end of period	1,538	1,716	2,911
Less: Cash and cash equivalents of discontinued operations, end of period	—	498	815
Cash and cash equivalents of continuing operations, end of period	$1,538	$1,218	$2,096
Supplemental cash flow information:
Income taxes (received) paid, net	$1	$(154)	$69
Interest paid	180	174	190
Non-cash investing and financing activities:
Decrease of assets due to deconsolidation of consolidated investment entities	$—	$—	$7,497
Decrease of liabilities due to deconsolidation of consolidated investment entities	—	—	5,905
Decrease of equity due to deconsolidation of consolidated investment entities	—	—	1,592
Elimination of appropriated retained earnings	—	—	18

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. and its subsidiaries (collectively the "Company") is a financial services organization in the United States that offers a broad range of retirement services, investment management services, mutual funds, group insurance and supplemental health products.

The Company provides its principal products and services through four segments: Retirement, Investment Management, Employee Benefits and Individual Life. In addition, the Company includes in Corporate activities not directly related to its segments, results of the Retained Business (defined below) and certain run-off activities that are not meaningful to the Company's business strategy. See the Segments Note to these Consolidated Financial Statements.

After conducting a strategic review of the Individual Life business, in October 2018, the Company announced that it would retain the in-force block of individual life policies and cease new individual life insurance sales, effective December 31, 2018. Applications for individual life insurance policies were accepted through the end of 2018, resulting in some placement of policies in the first quarter of 2019. The Company will continue to manage its existing in-force Individual Life business as a separate segment, with results included in the Company's Adjusted operating earnings before income taxes.

On June 1, 2018, the Company consummated a series of transactions (collectively, the "Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 (the "MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"). As part of the Transaction, Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, acquired two of the Company's subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"), and VIAC and other Voya subsidiaries reinsured to Athene substantially all of their fixed and fixed indexed annuities business. In connection with the Transaction, VIAC and another Voya subsidiary engaged in a series of reinsurance arrangements pursuant to which Voya and its subsidiaries other than VIAC retained VIAC’s businesses other than variable annuities and fixed and fixed indexed annuities.

The Transaction resulted in the disposition of substantially all of the Company's Closed Block Variable Annuity ("CBVA") and Annuities businesses. The assets and liabilities related to the businesses sold were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2017. The results of operations and cash flows of the businesses sold were classified as discontinued operations in the accompanying Consolidated Statements of Operations and the Consolidated Statements of Cash Flows, respectively and are reported separately for all periods presented. See the Discontinued Operations Note to these Consolidated Financial Statements.

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

Investments

The accounting policies for the Company's principal investments are as follows:

Fixed Maturities and Equity Securities: Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01 "Financial Instruments-Overall (ASC Subtopic 825-10):Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01") (See the Adoption of New Pronouncements section below). As a result, the Company measures its equity securities at fair value and recognizes any changes in fair value in net income. Prior to adoption, equity securities were designated as available-for-sale and reported at fair value with unrealized capital gains (losses) recorded in Accumulated other comprehensive income (loss) ("AOCI").

The Company's fixed maturities are currently designated as available-for-sale, except those accounted for using the fair value option ("FVO"). Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in AOCI and presented net of related changes in DAC/VOBA and other intangibles and Deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Consolidated Balance Sheets.

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

The Company amortizes DAC and VOBA related to universal life-type contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on the Company's experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking").

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

Contract Costs Associated with Certain Financial Services Contracts

Contract cost assets represent costs incurred to obtain or fulfill a non-insurance financial services contract that are expected to be recovered and, thus, have been capitalized and are subject to amortization. Capitalized contract costs include incremental costs of obtaining a contract and fulfillment costs that relate directly to a contract and generate or enhance resources of the Company that are used to satisfy performance obligations.

The Company defers (1) incremental commissions and variable compensation paid to the Company's direct sales force, consultant channel, and intermediary partners, as a result of obtaining certain financial services contracts and (2) account set-up expenses on certain recordkeeping contracts. The Company expenses as incurred deferrable contract costs for which the amortization period would be one year or less and other contract-related costs. The Company periodically reviews contract cost assets for impairment. Capitalized contract costs are included in Other assets on the Consolidated Balance Sheets, and costs expensed as incurred are included in Operating expenses in the Consolidated Statements of Operations.

As of December 31, 2018, contract cost assets were $108. Capitalized contract costs are amortized on a straight-line basis over the estimated lives of the contracts, which typically range from 5 to 15 years. This method is consistent with the transfer of services to which the assets relate. For the year ended December 31, 2018, amortization expense of $24 was recorded in Operating expenses in the Consolidated Statement of Operations. There was no impairment loss in relation to the contract costs capitalized.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•
Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.7% to 8.0%.

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

During the year ended December 31, 2017, as a result of the held for sale classification of substantially all of the Annuities and CBVA businesses discussed above, the Company has evaluated and redefined its contract groupings for loss recognition testing in those businesses. This has resulted in the establishment of premium deficiency reserves for the Retained Business of $43, which was recorded as an increase in Policyholder benefits in the Consolidated Statement of Operations, with a corresponding increase to Future policy benefits on the Consolidated Balance Sheet.

Contract Owner Account Balances
Contract owner account balances relate to universal life-type and investment-type contracts, as follows:

•
Account balances for funding agreements with fixed maturities are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

•
Account balances for universal life-type contracts, including variable universal life ("VUL") contracts, are equal to cumulative deposits, less charges, withdrawals and account values released upon death, plus credited interest thereon.

•
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 7.5% for the years 2018, 2017 and 2016. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

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

GMWBL, GMWB, FIA and IUL: The Company issues certain products that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include deferred variable annuity contracts containing guaranteed minimum withdrawal benefits with life payouts ("GMWBL") and guaranteed minimum withdrawal benefits without life contingencies ("GMWB") features and FIA and IUL contracts. Embedded derivatives associated with GMWB and GMWBL are recorded in Future policy benefits. Embedded derivatives associated with FIA and IUL contracts are recorded in Contract owner account balances. Changes in estimated fair value, that are not related to attributed fees or premiums collected or payments made, are reported in Other net realized capital gains (losses).

At inception of the contracts containing the GMWBL and GMWB features, the Company projects a fee to be attributed to the embedded derivative portion of the guarantee equal to the present value of projected future guaranteed benefits. After inception, the estimated fair value of the GMWBL and GMWB embedded derivatives is determined based on the present value of projected future guaranteed benefits, minus the present value of projected attributed fees. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The projection of future guaranteed benefits and future attributed fees requires the use of assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.) and policyholder behavior (e.g., lapse, benefit utilization, mortality, etc.).

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

The liabilities for the GMWBL, GMWB, FIA, IUL and Stabilizer embedded derivatives and the MCG stand-alone derivative (collectively, "guaranteed benefit derivatives") include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for the GMWBL, GMWB, FIA, IUL and Stabilizer embedded derivatives and the MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk").

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

The Company's policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash received is generally invested in Short-term investments, with the offsetting obligation to repay the loan included within Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Consolidated Balance Sheets.

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

Recognition of Revenue

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

For a description of principal activities by reportable segment from which the Company generates revenue, see the Segments Note in these Consolidated Financial Statements for further information.

Revenue for various financial services is recorded in Fee income or Other revenue in the Consolidated Statements of Operations.

Financial services revenue is disaggregated by type of service in the following tables. For the year ended December 31, 2018, such revenue represents approximately 28.4% of total Retirement revenue, all of Investment Management revenue, and 17.3% of Corporate revenue. Such revenue is immaterial for Employee Benefits and Individual Life. For the year ended December 31, 2018, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods.

	Year Ended December 31, 2018
	Reportable Segments
	Retirement	Investment Management	Corporate
Service Line
Advisory	$224	$556	$—
Asset management	—	159	—
Recordkeeping & administration	339	141	7
Distribution & shareholder servicing	260	178	31
Total financial services revenue	$823	$1,034	$38

Receivables of $237 are included in Other assets on the Consolidated Balance Sheet as of December 31, 2018.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Only those reinsurance recoverable balances deemed probable of recovery are recognized as assets on the Company's Consolidated Balance Sheets and are stated net of allowances for uncollectible reinsurance. Amounts currently recoverable and payable under reinsurance agreements are included in Premium receivable and reinsurance recoverable. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Consolidated Balance Sheets if a right of offset exists within the reinsurance agreement. Premiums, Fee income and Policyholder benefits are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in Other revenue.

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

For postretirement healthcare and other benefits to retirees, the entitlement to these benefits is usually conditional on the employee remaining in service up to retirement age and the completion of a minimum service period. The expected costs of these benefits are accrued in Pension and other postretirement provisions over the period of employment using an accounting methodology similar to that for defined benefit pension plans. Actuarial gains (losses) are immediately recognized in Operating expenses in the Consolidated Statements of Operations.

Share-based Compensation

The Company grants certain employees and directors share-based compensation awards under various plans. Share-based compensation plans are subject to certain vesting conditions. The Company measures the cost of its share-based awards at their grant date fair value, which in the case of restricted stock units ("RSUs ") and performance share units ("PSUs") is based upon the market value of the Company's common stock on the date of grant. The Company grants certain PSU awards, which are subject to attainment of specified total shareholder return ("TSR") targets relative to a specified peer group. The number of TSR-based PSU awards expected to be earned, based on achievement of the market condition, is factored into the grant date Monte Carlo valuation for the award. Fair value of stock options is determined using a Black-Scholes options valuation methodology. Compensation expense is principally related to the granting of performance share units, restricted stock units and stock options

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

and is recognized in Operating expenses in the Consolidated Statements of Operations over the requisite service period. The majority of awards granted are provided in the first quarter of each year.

The liability related to cash-settled awards is recorded within Other liabilities on the Consolidated Balance Sheets. Unlike equity-settled awards, which have a fixed grant-date fair value, the fair value of unvested cash-settled awards is remeasured at the end of each reporting period until the awards vest.

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

Consolidation and Noncontrolling Interests

As of January 1, 2016, the Company changed its method for determining whether consolidation is required for VIEs and VOEs upon the adoption of Accounting Standards Update ("ASU") 2015-02, "Consolidation (Accounting Standards Codification ("ASC") Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02").

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

Adoption of New Pronouncements

The following table provides a description of the Company's adoption of new ASUs issued by the Financial Accounting Standards Board and the impact of the adoption on the Company's financial statements.

Standard	Description of Requirements	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2017-07, Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard, issued in March 2017, requires employers to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item as other compensation costs arising from services rendered by employees during the period. Other components of net benefit costs are required to be presented in the statement of operations separately from service costs. In addition, only service costs are eligible for capitalization in assets, when applicable.

January 1, 2018 using the retrospective method for the presentation of service costs and other components in the statement of operations, and using the prospective method for the capitalization of service costs in assets.
The adoption had no effect on the Company's financial condition, results of operations, or cash flows.
ASU 2017-05, Derecognition of Nonfinancial Assets
This standard, issued in February 2017, requires entities to apply certain recognition and measurement principles in ASU 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)" (see Revenue from Contracts with Customers below) when they derecognize nonfinancial assets and in substance nonfinancial assets through sale or transfer, and the counterparty is not a customer.
		January 1, 2018 using the modified retrospective method	The adoption had no effect on the Company's financial condition, results of operations, or cash flows.
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments
This standard, issued in August 2016, addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on eight specific cash flow issues.
		January 1, 2018 using the retrospective method	Adoption of the ASU did not have a material impact on the Consolidated Statements of Cash Flows and had no effect on the Company's financial condition or results of operations.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Standard	Description of Requirements	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
This standard, issued in March 2016, simplifies the accounting for share-based payment award transactions with respect to:
 • The income tax consequences of awards,
 • The impact of forfeitures on the recognition of expense for awards,
 • Classification of awards as either equity or liabilities, and
 • Classification on the statement of cash flows.
		January 1, 2017 using the transition method prescribed for each applicable provision	The guidance was adopted using the various transition methods as prescribed by the ASU and did not have a material impact on the Company's financial condition, results of operations, or cash flows.
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
This standard, issued in January 2016, addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including requiring:
 • Equity investments (except those consolidated or accounted for under the equity method) to be measured at fair value with changes in fair value recognized in net income.
 • Elimination of the disclosure of methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.
January 1, 2018 using the modified retrospective method, except for certain provisions that were required to be applied using the prospective method.
The impact to the January 1, 2018 Consolidated Balance Sheet was a $28 increase, net of tax, to Unappropriated retained earnings with a corresponding decrease of $28, net of tax, to Accumulated other comprehensive income to recognize the unrealized gain associated with Equity securities. The provisions that required prospective adoption had no effect on the Company's financial condition, results of operations, or cash flows. Under previous guidance, prior to January 1, 2018, Equity securities were classified as available for sale with changes in fair value recognized in Other comprehensive income.

ASU 2014-09, Revenue from Contracts with Customers
This standard, issued in May 2014, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized when, or as, the entity satisfies a performance obligation under the contract. ASU 2014-09 also updated the accounting for certain costs associated with obtaining and fulfilling contracts with customers and requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the FASB issued various amendments during 2016 to clarify the provisions and implementation guidance of ASU 2014-09. Revenue recognition for insurance contracts and financial instruments is explicitly scoped out of the guidance.
January 1, 2018 using the modified retrospective method.
The adoption had no impact on revenue recognition. However, the adoption resulted in a $106 increase in Other assets to capitalize costs to obtain and fulfill certain financial services contracts in the Retirement segment and Corporate. This adjustment was offset by a related $22 decrease in Deferred income taxes, resulting in a net $84 increase to Retained earnings (deficit) on the Consolidated Balance Sheet as of January 1, 2018. In addition, disclosures have been updated to reflect accounting policy changes made as a result of the implementation of ASU 2014-09. (See the Significant Accounting Policies section.)

Comparative information has not been adjusted and continues to be reported under previous revenue recognition guidance. As of December 31, 2018, the adoption of ASU 2014-09 resulted in a $108 increase in Other assets, reduced by a related $23 decrease in Deferred income taxes, resulting in a net $85 increase to Retained earnings (deficit) on the Consolidated Balance Sheet. For the year ended December 31, 2018 , the adoption resulted in a $2 increase in Operating expenses on the Consolidated Statement of Operations and had no impact on Net cash provided by operating activities.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12, "Financial Services - Insurance (Topic 944) Targeted Improvements to the Accounting for Long-Duration Contracts" ("ASU 2018-12"), which changes the measurement and disclosures of insurance liabilities and deferred acquisition costs for long-duration contracts issued by insurers. The provisions of ASU 2018-12 are effective for fiscal years beginning after December 15, 2020, including interim periods, with early adoption permitted. The Company is currently in the process of evaluating the provisions of ASU 2018-12. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of ASU 2018-12 may result in a significant impact on Shareholders’ equity and future earnings patterns.

In addition to requiring significantly expanded interim and annual disclosures regarding long-duration insurance contract assets and liabilities, ASU 2018-12's provisions include modifications to the accounting for such contracts in the following areas:

ASU 2018-12 Subject Area	Description of Requirements	Transition Provisions	Effect on the financial statements or other significant matters
Assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited payment insurance contracts
Requires insurers to review and, if necessary, update cash flow assumptions at least annually.

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

Initial adoption is required to be reported using either a full retrospective or modified retrospective approach. Under either method, upon adoption the liability for future policy benefits will be remeasured using current discount rates as of the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.

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
The implications of these requirements, including transition options, and related potential financial statement impacts are currently being evaluated.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

ASU 2018-12 Subject Area	Description of Requirements	Transition Provisions	Effect on the financial statements or other significant matters
Measurement of market risk benefits
Creates a new category of benefit features called market risk benefits, defined as features that protect contract holders from capital market risk and expose the insurers to that risk. Market risk benefits will be required to be measured at fair value, with changes in fair value recognized in the Statement of operations, except for changes in fair value attributable to changes in the instrument-specific credit risk, which will be recorded in Accumulated other comprehensive income.

Full retrospective application is required. Upon adoption, any difference between the fair value and pre-adoption carrying value of market risk benefits not currently measured at fair value will be recorded to retained earnings. In addition, the cumulative effect of changes in instrument-specific credit risk will be reclassified from retained earnings to AOCI.

Under the current accounting guidance, certain features that are expected to meet the definition of market risk benefits are accounted for as either insurance liabilities (for example, GMDB and GMIB) or embedded derivatives (for example, GMWBL and GMWB).
The implications of these requirements and related potential financial statement impacts are currently being evaluated.

Amortization of DAC and other balances
Requires DAC (and other balances that refer to the DAC model, such as deferred sales inducement costs and unearned revenue liabilities) for all long-duration contracts to be measured on a constant level basis over the expected life of the contract.

Initial adoption is required to be reported using either a full retrospective or modified retrospective approach. The method of transition applied for DAC and other balances must be consistent with the transition method selected for future policy benefit liabilities, as described above.

This approach is intended to approximate straight-line amortization and cannot be based on revenue or profits as it is under the current accounting model. Related amounts in AOCI will be eliminated upon adoption. ASU 2018-12 did not change the existing accounting guidance related to VOBA and net cost of reinsurance, which allows, but does not require, insurers to amortize such balances on a basis consistent with DAC.

The implications of these requirements, including transition options, and related potential financial statement impacts are currently being evaluated.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table provides a description of future adoptions of other new accounting standards that may have an impact on the Company's financial statements when adopted:

Standard	Description of Requirements	Effective date and transition provisions	Effect on the financial statements or other significant matters
ASU 2018-15, Implementation costs incurred in a cloud computing arrangement that is a service contract
This standard, issued in August 2018, requires a customer in a hosting arrangement that is a service contract to follow the guidance for internal-use software projects to determine which implementation costs to capitalize as an asset. Capitalized implementation costs are required to be expensed over the term of the hosting arrangement. In addition, a customer is required to apply the impairment and abandonment guidance for long-lived assets to the capitalized implementation costs. Balances related to capitalized implementation costs must be presented in the same financial statement line items as other hosting arrangement balances, and additional disclosures are required.
		January 1, 2020 with early adoption permitted. Initial adoption of ASU 2018-15 may be reported either on a prospective or retrospective basis.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-15.
ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans	This standard, issued in August 2018, eliminates certain disclosure requirements that are no longer considered cost beneficial and requires new disclosures that are considered relevant.	January 1, 2021 with early adoption permitted. Initial adoption of ASU 2018-14 is required to be reported on a retrospective basis for all periods presented.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-14.
ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement	This standard, issued in August 2018, simplifies certain disclosure requirements for fair value measurement.	January 1, 2020, including interim periods, with early adoption permitted. The transition method varies by provision.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-13.
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This standard, issued in February 2018, permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). Stranded tax effects arise because U.S. GAAP requires that the impact of a change in tax laws or rates on deferred tax liabilities and assets be reported in net income, even if related to items recognized within accumulated other comprehensive income. The amount of the reclassification would be based on the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate, applied to deferred tax liabilities and assets reported within accumulated other comprehensive income.

January 1, 2019 with early adoption permitted. Initial adoption of ASU 2018-02 may be reported either in the period of adoption or on a retrospective basis in each period in which the effect of the change in the U.S. federal corporate income tax rate resulting from Tax Reform is recognized.

The Company intends to adopt ASU 2018-02 as of January 1, 2019. Adoption is expected to result in an increase to Accumulated other comprehensive income of approximately $343, with a corresponding decrease in Retained earnings.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Standard	Description of Requirements	Effective date and transition provisions	Effect on the financial statements or other significant matters
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities
This standard, issued in August 2017, enables entities to better portray risk management activities in their financial statements, as follows:
• Expands an entity's ability to hedge nonfinancial and financial risk components and reduces complexity in accounting for fair value hedges of interest rate risk,
• Eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item,
• Eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness, and modifies required disclosures.
In October 2018, the FASB issued an amendment which expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting.

January 1, 2019, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-12 is required to be reported using a modified retrospective approach, with the exception of the presentation and disclosure requirements which are required to be applied prospectively.
The Company does not expect ASU 2017-12 to have material impact on the Company's financial condition, results of operations, or cash flows.
ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities	This standard, issued in March 2017, shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date.	January 1, 2019, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-08 is required to be reported using a modified retrospective approach.	The Company does not expect ASU 2017-08 to have material impact on the Company's financial condition, results of operations, or cash flows.
ASU 2016-13, Measurement of Credit Losses on Financial Instruments
This standard, issued in June 2016:
• Introduces a new current expected credit loss ("CECL") model to measure impairment on certain types of financial instruments,
• Requires an entity to estimate lifetime expected credit losses, under the new CECL model, based on relevant information about historical events, current conditions, and reasonable and supportable forecasts,
• Modifies the impairment model for available-for-sale debt securities, and
• Provides a simplified accounting model for purchased financial assets with credit deterioration since their origination.

January 1, 2020, including interim periods, with early adoption permitted. Initial adoption of ASU 2016-13 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively.
The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-13.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Standard	Description of Requirements	Effective date and transition provisions	Effect on the financial statements or other significant matters
ASU 2016-02, Leases
This standard, issued in February 2016, requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms of more than 12 months. The lease liability will be measured as the present value of the lease payments, and the asset will be based on the liability. For income statement purposes, expense recognition will depend on the lessee's classification of the lease as either finance, with a front-loaded amortization expense pattern similar to current capital leases, or operating, with a straight-line expense pattern similar to current operating leases. Lessor accounting will be similar to the current model, and lessors will be required to classify leases as operating, direct financing, or sales-type.

ASU 2016-02 also replaces the sale-leaseback guidance to align with the new revenue recognition standard, addresses statement of operation and statement of cash flow classification, and requires additional disclosures for all leases. In addition, the FASB issued various amendments during 2018 to clarify and simplify the provisions and implementation guidance of ASU 2016-02.

January 1, 2019, including interim periods, on a modified retrospective basis and with early adoption permitted.

In July 2018, the FASB issued an amendment that adds an optional transition method to apply the guidance on a modified retrospective basis at the adoption date, which is January 1, 2019.

The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-02. Upon adoption, the Company expects to apply the optional transition method and record a right-of-use asset and lease liability on the Consolidated Balance Sheet related to existing operating leases. The Company currently estimates that the amount of the right-of-use asset and lease liability recorded upon adoption will be less than $150. Any new lease arrangements and/or significant modifications entered into subsequent to the adoption date will be accounted for in accordance with the new standard.

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

The purchase price for VIAC was equal to the difference between the Required Adjusted Book Value (as defined in the MTA) and the Statutory capital in VIAC at closing, after giving effect to certain restructuring and other pre-sale transactions, including the reinsurance of the fixed and fixed indexed annuity business of VIAC to affiliates in Athene. Following the closing of the Transaction, the Company, through its other insurance subsidiaries, continues to own surplus notes issued by VIAC in an aggregate principal amount of $350 and acquired a 9.99% equity interest in VA Capital. The investment in surplus notes is reported in Fixed maturities, available-for-sale on the Company's Consolidated Balance Sheet as of December, 31, 2018. In the summary of major categories of assets and liabilities related to discontinued operations as of December 31, 2017 presented below, VIAC's corresponding liability for the surplus notes is included in Notes payable.

Pursuant to the terms of the MTA and prior to the closing of the Transaction, VIAC undertook certain restructuring transactions, including reinsurance, with several affiliates in order to transfer business and assets into and out of VIAC from and to the Company's affiliates. See the Reinsurance Note to the Consolidated Financial Statements for further information.

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

The Company has determined that the CBVA and Annuities businesses disposed of in the Transaction meet the criteria to be classified as discontinued operations and that the sale represents a strategic shift that has a major effect on the Company’s operations.  Accordingly, the results of operations of the businesses sold have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented, and the assets and liabilities of the businesses sold were classified as held for sale in the Consolidated Balance Sheet as of December 31,2017.

The results of discontinued operations are reported in "Income (loss) from discontinued operations, net of tax" in the accompanying Consolidated Statements of Operations for all periods presented. As of December 31, 2017, the Company recorded an estimated loss on sale, net of tax of $2,423 which included estimated transaction costs of $31 as well as the loss of $692 of deferred tax assets to write down the assets of the business sold to fair value less the cost to sell as of December 31, 2017. Income (loss) from discontinued operations, net of tax, for the year ended December 31, 2018 includes a favorable adjustment to the estimated loss on sale of $505, net of tax.The loss on sale, net of tax, as of December 31, 2018 of $1,918, which includes the loss of $460 of deferred tax assets, represents the excess of the estimated carrying value, immediately prior to the sale of the businesses classified as discontinued operations over the purchase price, which approximates fair value, less cost to sell. Additionally, in connection with the Transaction, the Company reversed $79 of other comprehensive income, net of tax that was previously recorded and related to the Annuity and CBVA businesses sold.

As required by the MTA, VA Capital provided the Company with its proposed purchase price adjustments in December 2018. By way of a dispute notice provided to VA Capital in January 2019, the Company has formally objected to each of these proposed adjustments. The MTA requires the parties to attempt to resolve these differences in an informal manner prior to entering a formal arbitration phase. Whether or not arbitration is required, the Company expects this matter to be resolved during the first or second quarter of 2019. Applicable accounting principles require the Company to estimate and disclose any reasonably possible loss associated with VA Capital’s purchase price adjustment claims, even in a circumstance where the Company believes that it will prevail on the merits. Solely for this purpose, the Company estimates that this reasonably possible loss is in a range between $0 and $100.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the major categories of assets and liabilities disposed of in the Transaction and classified as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2017:

December 31, 2017
Assets:
Total investments	$29,809
Cash and cash equivalents	498
Short-term investments under securities loan agreements, including collateral delivered	473
Deferred policy acquisition costs, Value of business acquired and Sales inducements	1,001
Deferred income taxes	404
Other assets(1)	396
Assets held in separate accounts	28,894
Write-down of businesses held for sale to fair value less cost to sell	(2,423)
Total assets held for sale	$59,052

Liabilities:
Future policy benefits and contract owner account balances	$27,065
Payables under securities loan and repurchase agreements, including collateral held	1,152
Derivatives	782
Notes payable	350
Other liabilities	34
Liabilities related to separate accounts	28,894
Total liabilities held for sale	$58,277
(1) Includes Other assets, Accrued investment income, Premium receivable and reinsurance recoverable.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of Income (loss) from discontinued operations, net of tax for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018 (1)	2017	2016
Revenues:
Net investment income	$510	$1,266	$1,288
Fee income	295	801	889
Premiums	(50)	190	720
Total net realized capital losses	(345)	(1,234)	(900)
Other revenue	10	19	19
Total revenues	420	1,042	2,016
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	442	978	2,199
Operating expenses	(14)	250	283
Net amortization of Deferred policy acquisition costs and Value of business acquired	49	127	136
Interest expense	10	22	22
Total benefits and expenses	487	1,377	2,640
Income (loss) from discontinued operations before income taxes	(67)	(335)	(624)
Income tax expense (benefit)	(19)	(178)	(287)
Loss on sale, net of tax	505	(2,423)	—
Income (loss) from discontinued operations, net of tax	$457	$(2,580)	$(337)
(1) Reflects Income (loss) from discontinued operations, net of tax for the five months ended May 31, 2018 (the Transaction closed on June 1, 2018).

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2018:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$1,937	$360	$2	$—	$2,295	$—
U.S. Government agencies and authorities	204	38	—	—	242	—
State, municipalities and political subdivisions	1,652	29	22	—	1,659	—
U.S. corporate public securities	19,210	1,053	415	—	19,848	—
U.S. corporate private securities	6,264	138	170	—	6,232	—
Foreign corporate public securities and foreign governments(1)	5,429	193	167	—	5,455	—
Foreign corporate private securities(1)	5,176	70	152	—	5,094	—
Residential mortgage-backed securities:
Agency	2,916	138	34	14	3,034	—
Non-Agency	1,700	76	19	12	1,769	11
Total Residential mortgage-backed securities	4,616	214	53	26	4,803	11
Commercial mortgage-backed securities	3,438	33	55	—	3,416	—
Other asset-backed securities	2,095	30	48	—	2,077	2
Total fixed maturities, including securities pledged	50,021	2,158	1,084	26	51,121	13
Less: Securities pledged	1,824	107	64	—	1,867	—
Total fixed maturities	$48,197	$2,051	$1,020	$26	$49,254	$13
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $300 of net unrealized gains on impaired available-for-sale securities.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2018, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,081	$1,089
After one year through five years	7,371	7,406
After five years through ten years	9,814	9,715
After ten years	21,606	22,615
Mortgage-backed securities	8,054	8,219
Other asset-backed securities	2,095	2,077
Fixed maturities, including securities pledged	$50,021	$51,121

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.
As of December 31, 2018 and 2017, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2018
Communications	$2,554	$162	$35	$2,681
Financial	5,200	293	90	5,403
Industrial and other companies	15,591	487	422	15,656
Energy	4,034	194	143	4,085
Utilities	6,560	253	158	6,655
Transportation	1,281	47	32	1,296
Total	$35,220	$1,436	$880	$35,776

December 31, 2017
Communications	$2,587	$341	$4	$2,924
Financial	5,094	487	5	5,576
Industrial and other companies	16,478	1,391	98	17,771
Energy	4,268	459	45	4,682
Utilities	6,243	607	22	6,828
Transportation	1,295	121	4	1,412
Total	$35,965	$3,406	$178	$39,193

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Fixed Maturities

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2018 and 2017, approximately 41.6% and 43.2%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of December 31, 2018 and 2017, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of December 31, 2018, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions was $45 and $46, respectively, and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held, respectively, on the Consolidated Balance Sheets. Securities pledged related to repurchase agreements are comprised of other asset-backed securities. As of December 31, 2017, the Company did not have any securities pledged in repurchase agreement transactions.

Securities Lending

As of December 31, 2018 and 2017, the fair value of loaned securities was $1,635 and $1,854, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company.As of December 31, 2018 and 2017, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $1,581 and $1,589, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2018 and 2017, liabilities to return collateral of $1,581 and $1,589, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2018 and 2017, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $111 and $308, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents borrowings under securities lending transactions by asset class pledged for the dates indicated:

	December 31, 2018 (1)(2)	December 31, 2017 (1)(2)
U.S. Treasuries	$337	$587
U.S. Government agencies and authorities	7	5
U.S. corporate public securities	992	967
Equity Securities	1	—
Foreign corporate public securities and foreign governments	355	338
Payables under securities loan agreements	$1,692	$1,897

(1) As of December 31, 2018 and 2017, borrowings under securities lending transactions include cash collateral of $1,581 and $1,589, respectively.
(2) As of December 31, 2018 and 2017, borrowings under securities lending transactions include non-cash collateral of $111 and $308, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2018:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—	$24	$—	$94	$2	$118	$2
State, municipalities and political subdivisions	140	1	383	9	241	12	764	22
U.S. corporate public securities	2,701	81	3,843	224	972	110	7,516	415
U.S. corporate private securities	951	21	1,397	47	888	102	3,236	170
Foreign corporate public securities and foreign governments	992	28	1,387	91	314	48	2,693	167
Foreign corporate private securities	859	14	1,271	99	403	39	2,533	152
Residential mortgage-backed	500	9	397	9	602	35	1,499	53
Commercial mortgage-backed	854	13	701	20	550	22	2,105	55
Other asset-backed	834	21	602	25	98	2	1,534	48
Total	$7,831	$188	$10,005	$524	$4,162	$372	$21,998	$1,084
*Less than $1.

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

*Less than $1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 91.8% and 97.3% of the average book value as of December 31, 2018 and 2017, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2018
Six months or less below amortized cost	$8,131	$197	$204	$50	1,023	30
More than six months and twelve months or less below amortized cost	10,364	117	473	44	1,314	9
More than twelve months below amortized cost	4,154	119	271	42	702	11
Total	$22,649	$433	$948	$136	3,039	50

December 31, 2017
Six months or less below amortized cost	$6,126	$196	$148	$82	1,098	38
More than six months and twelve months or less below amortized cost	48	—	1	—	14	—
More than twelve months below amortized cost	448	—	12	—	87	—
Total	$6,622	$196	$161	$82	1,199	38

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2018
U.S. Treasuries	$120	$—	$2	$—	24	—
State, municipalities and political subdivisions	786	—	22	—	146	—
U.S. corporate public securities	7,807	124	376	39	1,053	10
U.S. corporate private securities	3,312	94	139	31	253	2
Foreign corporate public securities and foreign governments	2,750	110	139	28	376	10
Foreign corporate private securities	2,590	95	117	35	160	6
Residential mortgage-backed	1,551	1	52	1	414	16
Commercial mortgage-backed	2,160	—	55	—	320	1
Other asset-backed	1,573	9	46	2	293	5
Total	$22,649	$433	$948	$136	3,039	50

December 31, 2017
U.S. Treasuries	$183	$—	$2	$—	29	—
State, municipalities and political subdivisions	408	—	11	—	103	—
U.S. corporate public securities	1,553	18	45	5	232	2
U.S. corporate private securities	1,129	73	28	22	73	2
Foreign corporate public securities and foreign governments	506	7	16	2	84	1
Foreign corporate private securities	490	84	16	48	35	6
Residential mortgage-backed	1,075	13	29	5	334	25
Commercial mortgage-backed	871	—	11	—	164	—
Other asset-backed	407	1	3	—	145	2
Total	$6,622	$196	$161	$82	1,199	38

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for RMBS and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
December 31, 2018	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$—	$—	$—	$—
Non-agency RMBS > 90% - 100%	—	—	—	—
Non-agency RMBS 80% - 90%	—	—	—	—
Non-agency RMBS < 80%	759	—	19	—
Agency RMBS	806	1	33	1
Other ABS (Non-RMBS)	1,559	9	46	2
Total RMBS and Other ABS	$3,124	$10	$98	$3

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
December 31, 2018	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$332	$—	$8	$—
Non-agency RMBS > 5% - 10%	10	—	—	—
Non-agency RMBS > 0% - 5%	376	—	9	—
Non-agency RMBS 0%	41	—	2	—
Agency RMBS	806	1	33	1
Other ABS (Non-RMBS)	1,559	9	46	2
Total RMBS and Other ABS	$3,124	$10	$98	$3

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
December 31, 2018	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$1,179	$9	$36	$3
Floating Rate	1,945	1	62	—
Total	$3,124	$10	$98	$3
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2018, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring. For the year ended December 31, 2017, the Company did not have any new commercial mortgage loan troubled debt restructuring and had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $22.

As of December 31, 2018 and 2017, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	December 31, 2018			December 31, 2017
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$8,674	$8,678	$4	$8,685	$8,689
Collective valuation allowance for losses	N/A	(2)	(2)	N/A	(3)	(3)
Total net commercial mortgage loans	$4	$8,672	$8,676	$4	$8,682	$8,686

N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2018 and 2017.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2018	December 31, 2017
Collective valuation allowance for losses, balance at January 1	$3	$3
Addition to (reduction of) allowance for losses	(1)	—
Collective valuation allowance for losses, end of period	$2	$3

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	December 31, 2018	December 31, 2017
Impaired loans without allowances for losses	$4	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$4
Unpaid principal balance of impaired loans	$5	$6

For the years ended December 31, 2018 and 2017, the Company did not have any impaired loans with allowances for losses.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2018 and 2017.

There was one loan 60 days or less in arrears, with respect to principal and interest as of December 31, 2018, with a total amortized cost of $8. There were no loans in arrears, with respect to principal and interest as of December 31, 2017.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Impaired loans, average investment during the period (amortized cost)(1)	$4	$4	$11
Interest income recognized on impaired loans, on an accrual basis(1)	—	—	—
Interest income recognized on impaired loans, on a cash basis(1)	—	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—	—

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV and DSC ratios as of the dates indicated:

	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2018(1)
Loan-to-Value Ratios:
0% - 50%	$724	$53	$25	$2	$—	$804	9.3%
>50% - 60%	1,889	61	51	6	—	2,007	23.1%
>60% - 70%	3,767	520	716	63	39	5,105	58.8%
>70% - 80%	402	160	102	24	6	694	8.0%
>80% and above	18	7	11	8	24	68	0.8%
Total	$6,800	$801	$905	$103	$69	$8,678	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2017(1)
Loan-to-Value Ratios:
0% - 50%	$772	$61	$—	$16	$—	$849	9.8%
>50% - 60%	1,984	58	70	8	5	2,125	24.5%
>60% - 70%	3,940	391	739	70	4	5,144	59.2%
>70% - 80%	313	145	83	2	8	551	6.3%
>80% and above	4	—	1	9	6	20	0.2%
Total	$7,013	$655	$893	$105	$23	$8,689	100.0%
(1)Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31, 2018(1)		December 31, 2017(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,078	23.8	$2,024	23.4%
South Atlantic	1,771	20.4	1,716	19.7%
Middle Atlantic	1,525	17.6	1,612	18.5%
West South Central	952	11.0	959	11.0%
Mountain	892	10.3	859	9.9%
East North Central	833	9.6	884	10.2%
New England	154	1.8	161	1.8%
West North Central	390	4.5	391	4.5%
East South Central	83	1.0	83	1.0%
Total Commercial mortgage loans	$8,678	100.0	$8,689	100.0%

(1) Balances do not include collective valuation allowance for losses.

	December 31, 2018(1)		December 31, 2017(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$2,482	28.6	$2,587	29.7%
Industrial	2,074	23.9	2,108	24.3%
Apartments	2,110	24.3	1,849	21.3%
Office	1,316	15.2	1,384	15.9%
Hotel/Motel	210	2.4	309	3.6%
Other	411	4.7	364	4.2%
Mixed Use	75	0.9	88	1.0%
Total Commercial mortgage loans	$8,678	100.0	$8,689	100.0%

(1) Balances do not include collective valuation allowance for losses.

The following table presents mortgages by year of origination as of the dates indicated:

	December 31, 2018(1)	December 31, 2017(1)
Year of Origination:
2018	$741	$—
2017	1,517	1,525
2016	1,446	1,428
2015	1,077	1,250
2014	1,215	1,303
2013	1,157	1,287
2012 and prior	1,525	1,896
Total Commercial mortgage loans	$8,678	$8,689

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

The following table identifies the Company's credit-related and intent-related impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2018			2017			2016
	Impairment		No. of Securities	Impairment		No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—		—	$1		3	$—	*	2
U.S. corporate public securities	6		2	1		3	8		3
Foreign corporate public securities and foreign governments(1)	2		3	2		3	17		4
Foreign corporate private securities(1)	15		1	15		2	2		2
Residential mortgage-backed	6		68	2		47	7		80
Other	—	*	2	—	*	3	—	*	1
Total	$29		76	$21		61	$34		92

(1) Primarily U.S. dollar denominated.
* Less than $1

The above tables include $18, $19 and $8 of write-downs related to credit impairments for the years ended December 31, 2018, 2017 and 2016, respectively, in Other-than-temporary impairments, which are recognized in the Consolidated Statements of Operations. The remaining $11, $2 and $26 in write-downs for the years ended December 31, 2018, 2017 and 2016, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Year Ended December 31,
	2018			2017			2016
	Impairment		No. of Securities	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$6		2	$1		3	$7		2
Foreign corporate public securities and foreign governments(1)	—		—	—		—	16		3
Residential mortgage-backed	5		25	1		12	3		20
Other	—	*	1	—	*	3	—	*	1
Total	$11		28	$2		18	$26		26

(1) Primarily U.S. dollar denominated.
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Balance at January 1	$40	$33	$46
Additional credit impairments:
On securities not previously impaired	—	15	—
On securities previously impaired	3	1	2
Reductions:
Increase in cash flows	—	1	—
Securities sold, matured, prepaid or paid down	21	8	15
Balance at December 31	$22	$40	$33

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Fixed maturities	$2,714	$2,698	$2,860
Equity securities	14	9	11
Mortgage loans on real estate	398	388	372
Policy loans	99	100	108
Short-term investments and cash equivalents	15	10	5
Other	150	145	62
Gross investment income	3,390	3,350	3,418
Less: investment expenses	83	56	64
Net investment income	$3,307	$3,294	$3,354

As of December 31, 2018 and 2017, the Company had $5 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Consolidated Statements of Operations.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Upon the adoption of ASU 2016-01 as of January 1, 2018, realized capital gains (losses) also include changes in fair value of equity securities.The cost of the investments on disposal is generally determined based on FIFO methodology.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Fixed maturities, available-for-sale, including securities pledged	$(62)	$7	$(98)
Fixed maturities, at fair value option	(417)	(282)	(296)
Equity securities	(10)	(1)	1
Derivatives	(88)	98	32
Embedded derivatives - fixed maturities	(12)	(18)	(19)
Guaranteed benefit derivatives	161	(22)	9
Other investments	29	(9)	8
Net realized capital gains (losses)	$(399)	$(227)	$(363)

For the year ended December 31, 2018, the change in the fair value of equity securities still held as of December 31, 2018 was $(10).

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Proceeds on sales	$5,303	$4,905	$4,742
Gross gains	51	93	91
Gross losses	100	56	157

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2018			December 31, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting (1)
Cash flow hedges:
Interest rate contracts	$44	$—	$—	$56	$—	$—
Foreign exchange contracts	744	14	23	625	—	60
Derivatives: Non-qualifying for hedge accounting (1)
Interest rate contracts	24,085	140	109	27,482	173	58
Foreign exchange contracts	30	—	—	85	—	2
Equity contracts	1,756	93	4	1,526	198	19
Credit contracts	281	—	3	1,983	26	10
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	26	—	N/A	37	—
Within products	N/A	—	126	N/A	—	306
Within reinsurance agreements	N/A	—	21	N/A	—	129
Total		$273	$286		$434	$584
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2018 and 2017. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	December 31, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$281	$—	$3
Equity contracts	1,616	93	3
Foreign exchange contracts	774	14	23
Interest rate contracts	21,575	140	109
		247	138
Counterparty netting(1)		(113)	(113)
Cash collateral netting(1)		(112)	(9)
Securities collateral netting(1)		(11)	(15)
Net receivables/payables		$11	$1
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan and repurchase agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2018, the Company held $91 and $16 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2017, the Company held $174 and $73 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2018, the Company delivered $187 of securities and held $11 of securities as collateral. As of December 31, 2017, the Company delivered $233 of securities and held $38 of securities as collateral.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$—	$1	$1
Foreign exchange contracts	9	26	2
Fair value hedges:
Interest rate contracts	—	—	(3)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(34)	1	35
Foreign exchange contracts	5	(8)	(4)
Equity contracts	(66)	61	(11)
Credit contracts	(2)	17	12
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(12)	(18)	(19)
Within products(2)	161	(22)	9
Within reinsurance agreements(3)	116	(57)	(25)
Total	$177	$1	$(3)

(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. For the years ended December 31, 2018, 2017 and 2016, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of December 31, 2018, the fair value of credit default swaps of $3 was included in Derivatives liabilities on the Consolidated Balance Sheets. As of December 31, 2017, the fair values of credit default swaps of $26 and $10 were included in Derivatives assets and Derivatives liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2018, the maximum potential future net exposure to the Company was $5 on credit default swap protection sold. As of December 31, 2017, the maximum potential future net exposure to the Company was $1.5 billion on credit default swap protection sold. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,753	$542	$—	$2,295
U.S. Government agencies and authorities	—	242	—	242
State, municipalities and political subdivisions	—	1,659	—	1,659
U.S. corporate public securities	—	19,804	44	19,848
U.S. corporate private securities	—	4,839	1,393	6,232
Foreign corporate public securities and foreign governments(1)	—	5,444	11	5,455
Foreign corporate private securities(1)	—	4,843	251	5,094
Residential mortgage-backed securities	—	4,775	28	4,803
Commercial mortgage-backed securities	—	3,402	14	3,416
Other asset-backed securities	—	1,939	138	2,077
Total fixed maturities, including securities pledged	1,753	47,489	1,879	51,121
Equity securities	144	—	129	273
Derivatives:
Interest rate contracts	—	140	—	140
Foreign exchange contracts	—	14	—	14
Equity contracts	—	10	83	93
Credit contracts	—	—	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,362	28	—	3,390
Assets held in separate accounts	65,361	5,805	62	71,228
Total assets	$70,620	$53,486	$2,153	$126,259
Percentage of Level to total	56%	42%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
IUL	$—	$—	$82	$82
Stabilizer and MCGs	—	—	5	5
Other(2)	—	—	39	39
Other derivatives:
Interest rate contracts	—	109	—	109
Foreign exchange contracts	—	23	—	23
Equity contracts	1	3	—	4
Credit contracts	—	3	—	3
Embedded derivative on reinsurance	—	21	—	21
Total liabilities	$1	$159	$126	$286
(1) Primarily U.S. dollar denominated.
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2018 and 2017. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$57	$—	$(1)	$28	$—	$(13)	$—	$—	$(27)	$44	$—
U.S. corporate private securities	1,127	7	(59)	392	—	(8)	(93)	39	(12)	1,393	—
Foreign corporate public securities and foreign governments(1)	11	—	—	—	—	—	—	—	—	11	—
Foreign corporate private securities(1)	169	(6)	8	173	—	(71)	(22)	—	—	251	(13)
Residential mortgage-backed securities	42	(9)	—	4	—	—	—	—	(9)	28	(9)
Commercial mortgage-backed securities	17	—	—	15	—	—	(1)	—	(17)	14	—
Other asset-backed securities	92	—	(4)	67	—	—	(6)	35	(46)	138	—
Total fixed maturities including securities pledged	1,515	(8)	(56)	679	—	(92)	(122)	74	(111)	1,879	(22)
Equity securities	102	(8)	—	37	—	(2)	—	—	—	129	(8)
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(159)	69	—	—	(53)	—	61	—	—	(82)	—
Stabilizer and MCGs(2)	(97)	95	—	—	(3)	—	—	—	—	(5)	—
Other (2)(6)	(50)	(3)	—	—	(2)	—	16	—	—	(39)	—
Other derivatives, net	159	(66)	—	42	—	—	(52)	—	—	83	(76)
Assets held in separate accounts(5)	11	1	—	67	—	(6)	—	—	(11)	62	—
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$12	$—	$—	$29	$—	$—	$(2)	$18	$—	$57	$—
U.S. corporate private securities	913	—	16	128	—	(5)	(40)	130	(15)	1,127	—
Foreign corporate public securities and foreign governments(1)	12	—	(1)	—	—	—	—	—	—	11	—
Foreign corporate private securities(1)	305	(14)	(46)	57	—	(1)	(44)	—	(88)	169	(14)
Residential mortgage-backed securities	57	(14)	1	5	—	(8)	(1)	2	—	42	(14)
Commercial mortgage-backed securities	16	—	—	17	—	—	—	—	(16)	17	—
Other asset-backed securities	53	—	1	72	—	—	(3)	—	(31)	92	—
Total fixed maturities including securities pledged	1,368	(28)	(29)	308	—	(14)	(90)	150	(150)	1,515	(28)
Equity securities, available-for-sale	94	—	2	8	—	(2)	—	—	—	102	—
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(81)	(87)	—	—	(35)	—	44	—	—	(159)	—
Stabilizer and MCGs(2)	(150)	57	—	—	(4)	—	—	—	—	(97)	—
Other (2)(6)	(60)	8	—	—	(3)	—	5	—	—	(50)	—
Other derivatives, net	72	78	—	31	—	—	(22)	—	—	159	87
Assets held in separate accounts(5)	5	—	—	18	—	(3)	—	2	(11)	11	—

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
(6) Includes GMWBL, GMWB, and FIA.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2018 and 2017, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2018:

	Range(1)
Unobservable Input	IUL		Stabilizer/MCGs
Interest rate implied volatility	—		0.1% to 6.5%
Nonperformance risk	0.38% to 0.84%		0.38% to 1.2%
Actuarial Assumptions:
Lapses	2% to 10%		0% to 50%	(2)
Policyholder Deposits(3)	—		0% to 50%	(2)
Mortality	—	(4)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.

(2)	Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	92%	0-25%	0-15%	0-30%	0-15%
Stabilizer with Recordkeeping Agreements	8%	0-50%	0-30%	0-50%	0-25%
Aggregate of all plans	100%	0-50%	0-30%	0-50%	0-25%

(3)	Measured as a percentage of assets under management or assets under administration.
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

Other Financial Instruments

The following disclosures are made in accordance with the requirements of ASC Topic 825 which requires disclosure of fair value information about financial instruments, whether or not recognized at fair value on the Consolidated Balance Sheets.

ASC Topic 825 excludes certain financial instruments, including insurance contracts and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$51,121	$51,121	$53,434	$53,434
Equity securities	273	273	380	380
Mortgage loans on real estate	8,676	8,811	8,686	8,748
Policy loans	1,833	1,833	1,888	1,888
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	3,390	3,390	3,315	3,315
Derivatives	247	247	397	397
Notes receivable(1)	—	—	350	445
Other investments	90	92	47	55
Assets held in separate accounts	71,228	71,228	77,605	77,605
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(2)	34,053	37,052	33,986	38,553
Funding agreements with fixed maturities	1,209	1,197	501	501
Supplementary contracts, immediate annuities and other	976	960	1,275	1,285
Derivatives:
Guaranteed benefit derivatives:
IUL	82	82	159	159
Stabilizer and MCGs	5	5	97	97
Other (3)	39	39	50	50
Other derivatives	139	139	149	149
Short-term debt	1	1	337	337
Long-term debt	3,136	3,112	3,123	3,478
Embedded derivative on reinsurance	21	21	129	129
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
(3)Includes GMWBL, GMWB and FIA.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classifications of financial instruments which are not carried at fair value on the Consolidated Balance Sheets:

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2016	$3,424	$997		$4,421
Deferrals of commissions and expenses	255	9		264
Amortization:
Amortization, excluding unlocking	(384)	(144)		(528)
Unlocking(1)	(78)	(78)		(156)
Interest accrued	193	76	(2)	269
Net amortization included in Consolidated Statements of Operations	(269)	(146)		(415)
Change in unrealized capital gains/losses on available-for-sale securities	(224)	(49)		(273)
Balance at December 31, 2016	3,186	811		3,997
Deferrals of commissions and expenses	234	8		242
Amortization:
Amortization, excluding unlocking	(418)	(152)		(570)
Unlocking(1)	(123)	(89)		(212)
Interest accrued	188	65	(2)	253
Net amortization included in Consolidated Statements of Operations	(353)	(176)		(529)
Change in unrealized capital gains/losses on available-for-sale securities	(249)	(87)		(336)
Balance as of December 31, 2017	2,818	556		3,374
Deferrals of commissions and expenses	207	9		216
Amortization:
Amortization, excluding unlocking	(397)	(103)		(500)
Unlocking(1)	(97)	(10)		(107)
Interest accrued	181	58	(2)	239
Net amortization included in Consolidated Statements of Operations	(313)	(55)		(368)
Change in unrealized capital gains/losses on available-for-sale securities	586	308		894
Balance as of December 31, 2018	$3,298	$818		$4,116

(1)
There was no loss recognition for DAC and VOBA during 2018 and 2017. There was loss recognition of DAC and VOBA of $3 and $4, respectively, during 2016. Additionally, the 2018 amounts include unfavorable unlocking for DAC and VOBA of $25 and $26, respectively, associated with an update to assumptions related to customer consents of changes to guaranteed minimum interest rate provisions. The 2017 amounts include unfavorable unlocking for DAC and VOBA of $80 and $140, respectively, associated with consent acceptances received from customers and expected future acceptances of customer consents to changes related to guaranteed minimum interest rate provisions of certain retirement plan contracts with fixed investment options.

(2)	Interest accrued at the following rates for VOBA: 3.5% to 7.4% during 2018, 4.0% to 7.4% during 2017 and 4.1% to 7.5% during 2016.

The estimated amount of VOBA amortization expense, net of interest, during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2019	$54
2020	39
2021	41
2022	39
2023	39

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

7.    Reserves for Future Policy Benefits and Contract Owner Account Balances

Future policy benefits and contract owner account balances were as follows as of December 31, 2018 and 2017:

	2018	2017
Future policy benefits:
Individual and group life insurance contracts	$8,202	$8,857
Product guarantees on universal life and deferred annuity contracts, and payout contracts with life contingencies	5,470	5,941
Accident and health	816	849
Total	$14,488	$15,647

Contract owner account balances:
Universal life-type contracts	$14,568	$14,561
Fixed annuities and payout contracts without life contingencies	35,124	34,949
Funding agreements and other	1,309	648
Total	$51,001	$50,158

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

We have a small number of retained variable annuity policies that contain living benefit riders such as Guaranteed Minimum Withdrawal Benefit and Guaranteed Minimum Withdrawal Benefit for Life (GMWB/GMWBL) and Guaranteed Minimum Income Benefit (GMIB) and death benefit riders such as Guaranteed Minimum Death Benefits (GMDB). These products include separate account options and guarantee the contract owner a return or withdrawal amount payable in conjunction with a specified event (ex. death, annuitization).

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The liabilities for UL contracts are recorded in the general account. The liabilities for VUL contracts are recorded in separate account liabilities. The separate account liabilities may include more than one type of guarantee. These liabilities are subject to the requirements for additional reserve liabilities under ASC Topic 944, which are recorded on the Consolidated Balance Sheets in Future policy benefits and Contract owner account balances. The paid and incurred amounts were as follows for the years ended December 31, 2018, 2017 and 2016:

	UL and VUL(1)	Stabilizer and MCGs(2)	Other(3)
Separate account liability at December 31, 2018	$434	$37,155	$1,863
Separate account liability at December 31, 2017	$519	$37,219	$2,308
Additional liability balance:
Balance at January 1, 2016	$1,197	$161	$70
Incurred guaranteed benefits	614	(11)	5
Paid guaranteed benefits	(496)	—	(2)
Balance at December 31, 2016	1,315	150	73
Incurred guaranteed benefits	101	(53)	(28)
Paid guaranteed benefits	(235)	—	(1)
Balance at December 31, 2017	1,181	97	44
Incurred guaranteed benefits	451	(92)	2
Paid guaranteed benefits	(293)	—	(2)
Balance at December 31, 2018	$1,339	$5	$44
(1) The additional liability balances as of December 31, 2018, 2017, 2016 and as of January 1, 2016 are presented net of reinsurance of $1,225, $1,304, $1,006 and $935, respectively.
(2) The Separate account liability at December 31, 2018 and 2017 includes $29.0 billion and $30.0 billion, respectively, of externally managed assets, which are not reported on the Company's Consolidated Balance Sheets.
(3) Includes GMDB/GMWBL/GMWB/GMIB related to the retained business.

The net amount at risk for the secondary guarantees is equal to the current death benefit in excess of the account values. The general and separate account values, net amount at risk, net of reinsurance and the weighted average attained age of contract owners by type of minimum guaranteed benefit for UL and VUL contracts were as follows as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Secondary Guarantees	Paid-up Guarantees	Secondary Guarantees	Paid-up Guarantees
UL and VUL Contracts:
Account value (general and separate account)	$3,133	$—	$3,234	$—
Net amount at risk, net of reinsurance	15,461	—	16,485	—
Weighted average attained age	65	—	64	—

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Account balances of contracts with guarantees invested in variable separate accounts were as follows as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Equity securities (including mutual funds):
Equity funds	$1,850	$2,262
Bond funds	201	243
Balanced funds	333	403
Money market funds	53	60
Other	12	15
Total	$2,449	$2,983

In addition, the aggregate fair value of fixed income securities supporting separate accounts with Stabilizer benefits as of December 31, 2018 and 2017 was $8.0 billion.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Balance Sheets is as follows as of the periods indicated:

	December 31, 2018
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$124	$321	$(387)	$58
Reinsurance recoverable	—	—	6,802	6,802
Total	$124	$321	$6,415	$6,860

Liabilities
Future policy benefits and contract owner account balances	$61,492	$3,997	$(6,802)	$58,687
Liability for funds withheld under reinsurance agreements	694	—	—	694
Total	$62,186	$3,997	$(6,802)	$59,381

	December 31, 2017
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$110	$405	$(449)	$66
Reinsurance recoverable	—	—	7,566	7,566
Total	$110	$405	$7,117	$7,632

Liabilities
Future policy benefits and contract owner account balances	$62,005	$3,800	$(7,566)	$58,239
Liability for funds withheld under reinsurance agreements	791	—	—	791
Total	$62,796	$3,800	$(7,566)	$59,030

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Statement of Operations is as follows for the periods indicated:

	Year ended December 31,
	2018	2017	2016
Premiums:
Direct premiums	$2,614	$2,606	$3,284
Reinsurance assumed	996	1,192	1,222
Reinsurance ceded	(1,451)	(1,677)	(1,711)
Net premiums	$2,159	$2,121	$2,795

Fee income:
Gross fee income	$2,709	$2,628	$2,472
Reinsurance ceded	(1)	(1)	(1)
Net fee income	$2,708	$2,627	$2,471

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$5,050	$5,124	$5,859
Reinsurance assumed	1,209	1,929	1,213
Reinsurance ceded(1)	(1,684)	(2,417)	(1,758)
Net interest credited and other benefits to contract owners / policyholders	$4,575	$4,636	$5,314

(1) Includes $496, $491 and $482 for amounts paid to reinsurers in connection with the Company's UL contracts for the years ended December 31, 2018, 2017 and 2016, respectively.

Effective October 1, 1998, the Company disposed of a block of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln National Corporation ("Lincoln") for $1.0 billion. Under the agreement, Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction. Of the Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets, $1.4 billion and $1.5 billion as of December 31, 2018 and 2017, respectively, is related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement.

In 2009, the Company ceded its individual reinsurance business to Hannover Re on an indemnity reinsurance basis. Prior to 2015, the Company was obligated to maintain collateral for the statutory reserve requirements on the business transferred for reinsurance between Security Life of Denver Insurance Company ("SLD") and Security Life of Denver International Limited ("SLDI"). On September 24, 2015, the Company entered into a Hannover Re Buyer Facility Agreement with Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited, Hannover Ruck SE and SLDI ("Buyer Facility Agreement"). Under the Buyer Facility Agreement, the existing collateral, provided by SLDI supporting reserves on the Hannover Re block, was replaced by a $2.9 billion senior unsecured floating rate note issued by Hannover Ruck SE and deposited into a reserve credit trust established by SLDI for the benefit of SLD. Of the Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets, $2.4 billion and $2.9 billion as of December 31, 2018 and 2017, respectively, is related to the reinsurance recoverable from Hannover Re under the MPA.

Pursuant to the terms of the MTA disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to the accompanying Consolidated Financial Statements and prior to the closing of the Transaction, the Company entered into the following reinsurance transactions:

•	VIAC recaptured from the Company the CBVA business previously assumed by Roaring River II, Inc., a subsidiary of the Company.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•
The Company, through one of its subsidiaries ceded, under modified coinsurance agreements, fixed and fixed indexed annuity reserves of $451 to Athene Annuity & Life Assurance Company ("AADE") and Athene Life Re, Ltd. ("ALRe"). Under the terms of the agreements, AADE and ALRe contractually assumed from the Company the policyholder liabilities and obligations related to the policies, although the Company remains obligated to the policyholders. Upon the consummation of the agreements, the Company recognized no gain or loss in the Consolidated Statements of Operations.

•
The Company, through one of its subsidiaries, assumed, under coinsurance and modified coinsurance agreements, certain individual life and deferred annuity policies from VIAC. Upon the consummation of the agreements, the Company recognized no gain or loss in the Consolidated Statements of Operations. As of December 31, 2018, assumed reserves related to these agreements were $837.

10.    Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. As of December 31, 2018 and 2017, the Company had $48 and $31 in goodwill, respectively, which was related to the Investment Management and Retirement segments. There is no accumulated impairment balance associated with goodwill. The Company performs a goodwill impairment analysis annually as of October 1 and more frequently if facts and circumstances indicate that goodwill may be impaired.

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	December 31, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management contract rights	20 years	$550	$504	$46	$550	$477	$73
Customer relationship lists	20 years	120	83	37	116	76	40
Computer software	3 years	404	366	38	382	340	42
Total intangible assets		$1,074	$953	$121	$1,048	$893	$155

Amortization expense related to intangible assets was $61, $62 and $63 for the years ended December 31, 2018, 2017 and 2016, respectively.

The estimated amortization of intangible assets are as follows:

Year	Amount
2019	$58
2020	34
2021	11
2022	7
2023	4

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

11.    Share-based Incentive Compensation Plans

ING U.S., Inc. 2013 Omnibus Employee Incentive Plan and Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). At inception of the 2013 Omnibus Plan, a total of 7,650,000 shares of Company common stock were reserved and available for issuance under the plan. As of December 31, 2018, common stock reserved and available for issuance under the 2013 Omnibus Plan was 347,663 shares. The 2013 Omnibus Plan is no longer actively used for new grants of equity-based compensation awards.

The 2014 Omnibus Plan was adopted by the Company's Board of Directors and approved by shareholders in 2014, and has substantially the same terms as the 2013 Omnibus Plan, except for certain changes intended to allow certain performance-based compensation awards to comply with the criteria for tax deductibility set forth in Section 162(m) of the Internal Revenue Code. The 2014 Omnibus Plan provides for 17,800,000 shares of common stock to be available for issuance as equity-based compensation awards. As of December 31, 2018, common stock reserved and available for issuance under the 2014 Omnibus Plan was 6,331,601 shares.

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

During each of the years ended December 31, 2018, 2017 and 2016 the Company awarded RSUs and PSUs to its employees under the Omnibus Plans. The PSU awards entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives are determined and approved by the Committee. Except under certain termination conditions, RSUs and PSUs generally vest no earlier than one year from the date of the award and no later than three years from the date of the award. In the case of retirement (eligibility for which is based on the employee's age and years of service as provided in the relevant award agreement), awards vest in full, but subject to the satisfaction of any applicable performance criteria.

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

During the years ended December 31, 2018, 2017, and 2016, the Company granted 22,637, 27,261 and 34,758 RSUs, respectively, to certain of its non-employee directors. The awards granted in 2018 and 2017 vest in full on the first anniversary of the grant date, and the awards granted in 2016 vest one-third on each of the first, second and third anniversary of the grant date, in each case provided that the grantee remains a director of the Company on the relevant vesting date; however, no shares are delivered in connection with the RSUs until such time as the director's service on the Board is terminated.

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

The fair value of the TSR component of the PSU awards was estimated using a Monte Carlo simulation. The following is a summary of the significant assumptions used to calculate the fair value of the TSR component of the PSU awards granted during the periods indicated:

	2018	2017	2016
Expected volatility of the Company's common stock	28.58%	26.67%	24.37%
Average expected volatility of peer companies	26.76%	27.43%	25.63%
Expected term (in years)	2.86	2.86	2.82
Risk-free interest rate	2.40%	1.45%	1.05%
Expected dividend yield	—%	—%	—%
Average correlation coefficient of peer companies	67%	68%	61%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
RSUs	$49	$57	$62
PSU awards	43	44	32
Stock options	5	16	14
Other (1)	—	1	2
Total	97	118	110
Income tax benefit	18	39	38
Share-based compensation	$79	$79	$72
(1) Includes compensation cost for legacy plans, under which no new awards are being issued.

	RSUs	PSU Awards	Stock Options
Unrecognized compensation cost	$28	$33	$—
Expected remaining weighted-average period of expense recognition (in years)	1.8	1.6	0.0

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans for the periods indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	3.0	$38.42	2.2		$35.53
Adjusted for PSU performance factor	N/A	N/A	—	*	—
Granted	1.0	50.55	0.8		53.21
Vested	(1.5)	38.48	(0.4)		40.40
Forfeited	(0.1)	42.70	(0.1)		41.51
Outstanding at December 31, 2018	2.4	$43.36	2.5		$40.21

Awards expected to vest as of December 31, 2018	2.4	$43.36	2.5		$40.21
* Less than 0.1.

The weighted-average grant date fair value for RSU awards granted during the year ended December 31, 2018, 2017 and 2016 was $50.55, $42.30 and $31.68, respectively. The weighted-average grant date fair value for PSU awards granted during the years ended December 31, 2018, 2017 and 2016 was $53.21, $42.32 and $28.83, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	3.0		$37.60	7.96	$—
Granted	—		—
Exercised	(0.4)		37.60
Forfeited	—	*	37.60
Outstanding as of December 31, 2018	2.6		$37.60	6.96	$6.6
Vested, exercisable, as of December 31, 2018	2.6		37.60	6.96	6.6
* Less than 0.1.

The total intrinsic value of options exercised during the years ended December 31, 2018 was $5. No options were exercised in 2017 and 2016.

The total grant date fair value of shares vested for the years ended December 31, 2018, 2017, and 2016 was $99, $102 and $97, respectively.

12.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued		Held in Treasury	Outstanding
Balance, January 1, 2016	265.3		56.2	209.1
Common Shares issued	—	*	—	—	*
Common Shares acquired - share repurchase	—		17.0	(17.0)
Share-based compensation programs	2.7		0.2	2.5
Balance, December 31, 2016	268.0		73.4	194.6
Common Shares issued	—	*	—	—	*
Common Shares acquired - share repurchase	—		24.4	(24.4)
Share-based compensation programs	2.0		0.2	1.8
Balance, December 31, 2017	270.0		98.0	172.0
Common Shares issued	—		—	—
Common Shares acquired - share repurchase	—		22.8	(22.8)
Share-based compensation programs	2.4		0.6	1.8
Balance, December 31, 2018	272.4		121.4	151.0

* Less than 0.1.

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
On January 3, 2019, the Company entered into a share repurchase agreement with a third-party financial institution, pursuant to which the Company made an upfront payment of of $250 and received initial delivery of 5,059,449 shares. This arrangement is scheduled to terminate no later than the beginning of the second quarter of 2019, at which time the Company will settle any outstanding positive or negative share balances based on the daily volume-weighted average price of the Company's common stock.

On December 26, 2017, the Company entered into a share repurchase arrangement with a third-party financial institution, pursuant to which the Company made an up-front payment of $500 and received initial delivery of 7,821,666 shares during the fourth quarter of 2017. This arrangement closed on March 31, 2018 and an additional 1,947,413 shares were delivered.

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

On June 16, 2016, the Company entered into a share repurchase arrangement with a third-party financial institution, pursuant to which the Company made an up-front payment of $150 and received delivery of 5,690,254 shares during the third quarter of 2016.

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The current exercise price of the warrants is $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. On March 12, 2018, ING Group sold its remaining interests in the warrants and no longer owns any warrants. As of December 31, 2018, no warrants have been exercised.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Preferred Stock

On September 12, 2018, the Company issued 325,000 shares of 6.125% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A, with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate net proceeds of $319. The ability of the Company to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its common stock will be substantially restricted in the event that the Company does not declare and pay (or set aside) dividends on the Series A Preferred Stock for the last preceding dividend period.

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

As of December 31, 2018, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

13.     Earnings per Common Share

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Year Ended December 31,
Earnings	2018	2017	2016
Net income (loss) available to common shareholders
Income (loss) from continuing operations	$555	$(212)	$39
Less: Net income (loss) attributable to noncontrolling interest	137	200	29
Income (loss) from continuing operations available to common shareholders	418	(412)	10
Income (loss) from discontinued operations, net of tax	457	(2,580)	(337)
Net income (loss) available to common shareholders	$875	$(2,992)	$(327)

Weighted-average common shares outstanding
Basic	163.2	184.1	200.8
Dilutive Effects:(1)
Warrants(2)	0.8	—	—
RSUs(3)	1.7	—	1.7
PSU awards(3)	1.9	—	0.2
Stock Options(4)	0.6	—	—
Diluted	168.2	184.1	202.7

Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$2.56	$(2.24)	$0.05
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$2.80	$(14.01)	$(1.68)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$5.36	$(16.25)	$(1.63)
Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$2.48	$(2.24)	$0.05
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$2.72	$(14.01)	$(1.66)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$5.20	$(16.25)	$(1.61)
(1) For the year ended December 31, 2017, weighted average shares used for calculating earnings per share excludes the dilutive impact of the forward contract related to the share repurchase agreement entered into on December 26, 2017, as the inclusion of this instrument would be antidilutive to the earnings per share calculation. For more information on the share repurchase agreement, see the Shareholders' Equity Note to these Consolidated Financial Statements.
(2) For the years ended December 31, 2017 and 2016, weighted average shares used for calculating earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. For more information on warrants, see the Shareholders' Equity Note to these Consolidated Financial Statements.
(3) For the year ended December 31, 2017, weighted average shares used for calculating basic and diluted earnings per share are the same, as the inclusion of 1.9 and 0.8 shares for stock compensation plans of RSU and PSU awards, respectively, would be antidilutive to the earnings per share calculation due to the net loss from continuing operations during the period.
(4) For the year ended December 31, 2017, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of stock options, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to the average share price for the periods presented. For more information on stock options, see the Share-based Incentive Compensation Plans Note to these Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

14.     Insurance Subsidiaries

Principal Insurance Subsidiaries Statutory Equity and Income

Each of Voya Financial, Inc.'s three principal insurance subsidiaries (the "Principal Insurance Subsidiaries") is subject to minimum risk-based capital ("RBC") requirements established by the insurance departments of their respective states of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the National Association of Insurance Commissioners ("NAIC"), to authorized control level RBC, as defined by the NAIC. Each of the Company's Principal Insurance Subsidiaries exceeded the minimum RBC requirements that would require any regulatory or corrective action for all periods presented herein.

The Company's Principal Insurance Subsidiaries are each required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of its respective state of domicile. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the insurance department of an insurance company’s state of domicile, the entire amount or a portion of an insurance company’s asset balance can be non-admitted based on the specific rules regarding admissibility. For the years ended December 31, 2018, 2017 and 2016, the Principal Insurance Subsidiaries have no prescribed or permitted practices that materially impact total capital and surplus.

Statutory Net income (loss) for the years ended December 31, 2018, 2017 and 2016 and statutory capital and surplus as of December 31, 2018 and 2017 of the Company's Principal Insurance Subsidiaries (and for 2017, VIAC, which the Company sold in 2018 in connection with the Transaction) are as follows:

	Statutory Net Income (Loss)			Statutory Capital and Surplus
	2018	2017	2016	2018	2017
Subsidiary Name (State of Domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$377	$195	$266	$2,000	$1,793
Security Life of Denver Insurance Company (CO)	(62)	58	93	965	950
ReliaStar Life Insurance Company ("RLI") (MN)	101	234	(507)	1,633	1,483
Voya Insurance and Annuity Company ("VIAC") (IA)(1)	N/A	514	232	N/A	1,835

(1) On June 1, 2018, VIAC was sold as part of the Transaction.
N/A - Not Applicable

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Under the insurance laws applicable to Voya Financial, Inc.'s insurance subsidiaries domiciled in Connecticut and Minnesota, an "extraordinary" dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of the preceding December 31, or (ii) the insurer's net gain from operations for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. Under Colorado insurance law, an "extraordinary dividend" or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's policyholder surplus as of the preceding December 31, or (ii) the insurer's net gain from operations for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. In addition, under the insurance laws of Connecticut and Minnesota, no dividend or other distribution exceeding an amount equal to a domestic insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval. The Company also has special purpose life reinsurance captive insurance company subsidiaries domiciled in Missouri that are collectively referred to as the Company's "Missouri captives"as well as captive reinsurance subsidiaries domiciled in Arizona that provide reinsurance to the Company's insurance subsidiaries for specific blocks of business. The Company's captive reinsurance subsidiaries domiciled in Arizona are referred to as the Company's "Arizona captives." The Company refers to its Missouri captives and its Arizona captives collectively as the Company's "captive reinsurance subsidiaries. The Company's Principal Insurance Subsidiary domiciled in Connecticut has ordinary dividend capacity for 2019. However, as a result of the extraordinary dividends it paid in 2015, 2016 and 2017, together with statutory losses incurred in connection with the recapture and cession to one of the Company's Arizona captives of certain term life insurance business in the fourth quarter of 2016, the Company's Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus. In addition, primarily as a result of statutory losses incurred in connection with the retrocession of the Company’s Principal Insurance Subsidiary domiciled in Minnesota of certain life insurance business in the fourth quarter of 2018, the Company’s principal insurance subsidiary domiciled in Colorado has a net loss from operations for the twelve-month period ending the preceding December 31. Therefore, neither the Company's Minnesota nor Colorado Principal Insurance Subsidiaries have the capacity at this time to make ordinary dividend payments to Voya Holdings Inc. ("Voya Holdings"), a wholly owned subsidiary of Voya Financial, Inc., and cannot make an extraordinary dividend payment without domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

Principal Insurance Subsidiaries - Dividends and Return of Capital

The following table summarizes dividends permitted to be paid by the Company's Principal Insurance Subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval and dividends and extraordinary distributions paid by each of the Company's Principal Insurance Subsidiaries (and for 2017, VIAC, which the Company sold in 2018 in connection with the Transaction) to its parent for the periods indicated:

	Dividends Permitted without Approval		Dividends Paid		Extraordinary Distributions Paid
			Year Ended December 31,		Year Ended December 31,
	2019	2018	2018	2017	2018	2017
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company (CT)	$396	$158	$126	$265	$—	$—
Security Life of Denver Insurance Company (CO)	—	53	52	73	—	—
ReliaStar Life Insurance Company (MN)	—	—	—	—	—	231
Voya Insurance and Annuity Company (IA)(1)	N/A	208	—	278	—	250

(1) On June 1, 2018, VIAC was sold as part of the Transaction.
N/A - Not Applicable

Captive Reinsurance Subsidiaries

Voya Financial, Inc.'s captive reinsurance subsidiaries, provide reinsurance to the Company’s insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements. Each of the Company's Missouri captives, are subject to specific minimum capital requirements set forth in the insurance statutes of Missouri, and are required to prepare statutory financial statements in accordance with statutory

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

accounting practices prescribed in the Missouri insurance statutes or permitted by the Missouri insurance department. There are no prescribed practices material to the Missouri captive reinsurance subsidiaries, except that certain of these subsidiaries have included the value of LOCs and trust notes as admitted assets supporting the statutory reserves ceded to such subsidiaries. The effect of these prescribed practices was to increase statutory capital and surplus by $676 and $623 as of December 31, 2018 and 2017, respectively. The aggregate statutory capital and surplus, including the aforementioned prescribed practices, was $156 and $398 as of December 31, 2018 and 2017, respectively.

The Company's Arizona captives, SLDI and its wholly owned subsidiary RRII, provide reinsurance to the Company's insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements. Prior to the Transaction disclosed in the Discontinued Operations Note to these Consolidated Financial Statements, this included reinsurance to RRII of the living benefit guarantees under the Company's CBVA business. In conjunction with the Transaction, the reinsurance treaty assumed by RRII was recaptured in 2018. Arizona state insurance statutes and regulations require the Company's Arizona captives to file financial statements with the Arizona Department of Insurance ("ADOI") and allow the filing of such financial statements on a U.S. GAAP basis modified for certain prescribed practices outlined in the Arizona insurance statutes that are applicable to U.S. GAAP filers. These prescribed practices had no impact on Company's Arizona captives Shareholder's equity as of December 31, 2018 and 2017. In addition, the Arizona captives have obtained approval from the ADOI for certain permitted practices, including, for SLDI, taking reinsurance credit for certain ceded reserves where the assets backing the liabilities are held by a wholly owned Principal Insurance Subsidiary of Voya Financial, Inc. SLDI has recorded a receivable for these assets. The effect of the permitted practice was to increase SLDI's Shareholder's equity by $431 and $451 as of December 31, 2018 and 2017, respectively, but has no effect on the Company's consolidated Total shareholders' equity. In the unlikely event that the permitted practice is suspended in the future, the Company has various alternatives which could be executed to allow the reinsurance credit for these ceded reserves. Additionally, RRII obtained approval from the ADOI to present the U.S. GAAP deferred liability resulting from its assumption of CBVA business, net of related federal income taxes, as a separate component of Shareholder's equity. The effect of the permitted practice was to increase RRII's Shareholder's equity by $2,761 as of December 31, 2017, but had no effect on SLDI or the Company's Consolidated total shareholders' equity. Due to the recapture of the treaty, the associated liability was released through RRII net income, which impact was eliminated through consolidation of RRII with its parent SLDI and the permitted practice was no longer in effect as of December 31, 2018.

The Missouri captives may not declare or pay any dividends other than in accordance with their respective insurance reserve financing transaction agreements and their respective governing licensing orders. Likewise, the Company's Arizona captives may not declare or pay dividends other than in accordance with their annual capital and dividend plans as approved by the ADOI, which include minimum capital requirements. During 2018, RRII paid a dividend of $270 to SLDI and SLDI paid a dividend of $425 to the Company.

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

The Company also offers deferred compensation plans for eligible employees, including eligible career agents and certain other individuals who meet the eligibility criteria. The Company’s deferred compensation commitment for employees is recorded on the Consolidated Balance Sheets in Other liabilities and totaled $278 and $305 as of December 31, 2018 and 2017, respectively.

Voya Financial, Inc.'s subsidiaries also provide other postretirement and post-employment benefits to certain employees. These are primarily postretirement healthcare and life insurance benefits to retired employees and other eligible dependents and post-employment/pre-retirement plans provided to employees and former employees. The Company's other postretirement benefit obligation and unfunded status totaled $16 and $20 as of December 31, 2018 and 2017, respectively. Additionally, net periodic benefit for other postretirement benefits totaled $6, $2 and $4 for the years ended December 31, 2018, 2017 and 2016, respectively.

Obligations, Funded Status and Net Periodic Benefit Costs

The Company's Retirement Plan was fully funded in compliance with Employee Retirement Income Security Act ("ERISA") guidelines as of December 31, 2017, which is tested annually subsequent to this filing. The following tables summarize a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets, as well as the funded status of the Company's Plans for the years ended December 31, 2018 and 2017:

	2018	2017
Change in benefit obligation:
Benefit obligations, January 1	$2,294	$2,116
Service cost	25	24
Interest cost	86	93
Net actuarial (gains) losses	(157)	156
Benefits paid	(108)	(98)
(Gain) loss recognized due to curtailment	—	3
Benefit obligations, December 31	2,140	2,294

Change in plan assets:
Fair value of plan net assets, January 1	1,764	1,463
Actual return on plan assets	(78)	257
Employer contributions	27	142
Benefits paid	(108)	(98)
Fair value of plan net assets, December 31	1,605	1,764
Unfunded status at end of year (1)	$(535)	$(530)
(1) Funded status is not indicative of the Company's ability to pay ongoing pension benefits or of its obligation to fund retirement trusts. Required pension funding for qualified plans is determined in accordance with ERISA regulations.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes amounts related to the Plans recognized on the Consolidated Balance Sheets and in AOCI as of December 31, 2018 and 2017:

	2018	2017
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost	$(535)	$(530)
Net amount recognized	$(535)	$(530)

Accumulated other comprehensive (income) loss:
Prior service cost (credit)	$(1)	$(10)
Tax effect	—	4
Accumulated other comprehensive (income) loss, net of tax	$(1)	$(6)

The following table summarizes information for the Plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of December 31, 2018 and 2017:

	2018	2017
Projected benefit obligation	$2,140	$2,294
Accumulated benefit obligation	2,134	2,290
Fair value of plan assets	1,605	1,764

Components of Periodic Net Benefit Cost

Net periodic pension cost and net periodic other postretirement benefit plan cost consist of the following:

▪	Service Cost: Service cost represents the increase in the projected benefit obligation as a result of benefits payable to employees on service rendered during the current year.

▪	Interest Cost (on the Liability): Interest cost represents the increase in the amount of projected benefit obligation at the end of each year due to the time value adjustment.

▪	Expected Return on Plan Assets: Expected return on plan assets represents the anticipated return earned by the pension fund assets in a given year.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The components of net periodic benefit costs recognized in Operating expenses in the Consolidated Statements of Operations and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) related to the Plans were as follows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Net Periodic (Benefit) Costs Recognized in Consolidated Statements of Operations:
Service cost	$25	$24	$25
Interest cost	86	93	96
Expected return on plan assets	(129)	(115)	(104)
Amortization of prior service cost (credit)	(9)	(10)	(10)
(Gain) loss recognized due to curtailment	—	1	—
Net (gain) loss recognition	50	14	57
Net periodic (benefit) costs	23	7	64

Other Changes in Plan Assets and Benefit Obligations Recognized in AOCI:
Amortization of prior service (credit) cost	9	10	10
(Credit) cost recognized due to curtailment	—	2	—
Total recognized in AOCI	9	12	10
Total recognized in net periodic (benefit) costs and AOCI	$32	$19	$74

The table below summarizes the components of the net actuarial (gains) losses related to the Plans reported within Operating expenses in the Consolidated Statements of Operations for the periods presented:

(Gain)/Loss Recognized	2018	2017	2016
Discount Rate	$(160)	$196	$69
Asset Returns	207	(142)	24
Mortality Table Assumptions	(6)	(14)	(22)
Demographic Data and other	9	(25)	(13)
Total Net Actuarial (Gain)/Loss Recognized	$50	$14	$57

The estimated prior service cost related to the Plans expected to be amortized from AOCI into net periodic (benefit) cost in 2019 is $(1).

Assumptions

The discount rates used in determining pension benefit obligations as of December 31, 2018 and 2017 were as follows:

	2018	2017
Discount rate	4.46%	3.85%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries including discounted cash flow analyses of the Company’s pension and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the pension plans.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The weighted-average assumptions used in determining net benefit cost of the Plans for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Discount rate	3.85%	4.55%	4.81%
Expected rate of return on plan assets	7.50%	7.50%	7.50%

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's pension plan’s target allocation range and actual asset allocation by asset category as of December 31, 2018 and 2017:

	Actual Asset Allocation
	2018	2017
Equity securities:
Target allocation range	37%-65%	37%-65%
Large-cap domestic	23.0%	25.3%
Small/Mid-cap domestic	6.1%	6.9%
International commingled funds	11.7%	12.5%
Limited Partnerships	1.8%	2.5%
Total equity securities	42.6%	47.2%
Fixed maturities:
Target allocation range	30%-50%	30%-50%
U.S. Treasuries, short term investments, cash and futures	3.0%	8.0%
U.S. Government agencies and authorities	8.2%	4.1%
U.S. corporate, state and municipalities	31.6%	27.4%
Foreign securities	4.1%	4.1%
Other fixed maturities	—%	0.1%
Total fixed maturities	46.9%	43.7%
Other investments:
Target allocation range	6%-14%	6%-14%
Hedge funds	4.8%	4.2%
Real estate	5.7%	4.9%
Total other investments	10.5%	9.1%
Total	100.0%	100.0%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets by asset class as of December 31, 2018:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Fixed maturities, short-term investments and cash:
Cash and cash equivalents	$—	$—	$—	$—	$—
Short-term investment fund(1)	—	—	—	48	48
U.S. Government securities	131	—	—	—	131
U.S. corporate, state and municipalities	1	498	7	—	506
Foreign securities	—	66	—	—	66
Other fixed maturities	—	1	—	—	1
Total fixed maturities	132	565	7	48	752

Equity securities:
Large-cap domestic	369	—	—	—	369
Small/Mid-cap domestic	98	—	—	—	98
International commingled funds(2)	—	—	—	188	188
Limited partnerships(3)	—	—	—	29	29
Total equity securities	467	—	—	217	684

Other investments:
Real estate(4)	—	—	—	92	92
Limited partnerships(5)	—	—	—	75	75
Other	2	—	—	—	2
Total other investments	2	—	—	167	169
Net, total pension assets	$601	$565	$7	$432	$1,605

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

(2)
International Commingled funds are comprised of two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $94 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $94 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Silchester clients may contribute to and redeem monies from the funds on a monthly basis as of the last business day of each month. Clients must notify Silchester at least six business days before the month-end to make a redemption request. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds' maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.

(3) Limited partnerships are comprised of two assets that use NAV to calculate fair value. Pantheon Europe has a balance of $4 and Pantheon USA has a balance of $25. Their strategy is to create a portfolio of high quality private equity funds, operating across Europe and diversified by stage, sector, geography, manager and vintage year. For the year ended December 31, 2018, Pantheon Europe and Pantheon USA have unfunded commitments of $1 and $5, respectively, and there were no significant redemption restrictions.
(4) UBS Trumbull Property Fund ("UBS") uses NAV to calculate fair value. UBS has a balance of $92 and is an actively managed core portfolio of equity real estate. The Fund has both relative and real return objectives. Its relative performance objective is to outperform the National Council of Real Estate investment Fiduciaries Open-End Diversified Core ("NFI_ODCE") index over any given three-to-five-year period. The Fund's real return performance objective is to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period. Investors may request redemptions of all or a portion of their units as of the end of a calendar quarter by delivering written notice to the Fund at least sixty days prior to the end of the quarter.
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
(5) MIL has a balance of $75 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts. There are significant redemption restrictions in the MIL fund.

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

Expected Future Contributions and Benefit Payments

The following table summarizes the expected benefit payments for the Company's pension plans to be paid for the years indicated:

2019	$121
2020	126
2021	130
2022	135
2023	137
2024-2028	710

The Company expects that it will make a cash contribution of approximately $84 to the Plans in 2019.

Defined Contribution Plans

Certain of the Company’s subsidiaries sponsor defined contribution plans. The largest defined contribution plan is the Voya 401(k) Savings Plan (the "Savings Plan"). The assets of the Savings Plan are held in independently administered funds. Substantially all employees of the Company are eligible to participate, other than the Company’s agents. The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax basis. The Company matches such pretax contributions, up to a maximum of 6% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. These plans do not give rise to balance sheet provisions, other than relating to short-term timing differences included in Other

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

liabilities. The amount of cost recognized for the defined contribution pension plans for the years ended December 31, 2018, 2017 and 2016 was $35, $39 and $38, respectively, and is recorded in Operating expenses in the Consolidated Statements of Operations.

16.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	December 31,
	2018	2017	2016
Fixed maturities, net of OTTI	$1,074	$5,351	$3,413
Equity securities	—	35	33
Derivatives	170	127	258
DAC/VOBA adjustment on available-for-sale securities	(380)	(1,471)	(1,083)
Premium deficiency reserve	(57)	(190)	(54)
Sales inducements and other intangibles adjustment on available-for-sale securities	(64)	(278)	(169)
Other	—	(18)	(31)
Unrealized capital gains (losses), before tax	743	3,556	2,367
Deferred income tax asset (liability)	(143)	(840)	(472)
Net unrealized capital gains (losses)	600	2,716	1,895
Pension and other postretirement benefits liability, net of tax	7	15	26
AOCI	$607	$2,731	$1,921

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	December 31, 2018
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(4,379)		$1,079	$(3,300)
Equity securities	—	(1)	—	—
Other	18		(8)	10
OTTI	32		(9)	23
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	70		(18)	52
DAC/VOBA	1,091	(2)	(255)	836
Premium deficiency reserve	133		(28)	105
Sales inducements and other intangibles	214		(59)	155
Change in unrealized gains/losses on available-for-sale securities	(2,821)		702	(2,119)

Derivatives:
Derivatives	69	(3)	(19)	50
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(26)		7	(19)
Change in unrealized gains/losses on derivatives	43		(12)	31

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(11)	(4)	3	(8)
Change in pension and other postretirement benefits liability	(11)		3	(8)
Change in Accumulated other comprehensive income (loss)	$(2,789)		$693	$(2,096)

(1) Balance reclassified to Retained earnings due to adoption of ASU 2016-01.
(2) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Consolidated Financial Statements for additional information.
(3) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(4) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,943		$(647)	$1,296
Equity securities	2		(1)	1
Other	13		(5)	8
OTTI	(2)		1	(1)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	(3)		1	(2)
DAC/VOBA	(388)	(1)	150	(238)
Premium deficiency reserve	(136)		48	(88)
Sales inducements	(109)		39	(70)
Change in unrealized gains/losses on available-for-sale securities	1,320		(414)	906

Derivatives:
Derivatives	(106)	(2)	37	(69)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(25)		9	(16)
Change in unrealized gains/losses on derivatives	(131)		46	(85)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(15)	(3)	4	(11)
Change in pension and other postretirement benefits liability	(15)		4	(11)
Change in Accumulated other comprehensive income (loss)	$1,174		$(364)	$810
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,168		$(408)	$760
Equity securities	2		(1)	1
Other	—		—	—
OTTI	24		(8)	16
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	98		(34)	64
DAC/VOBA	(318)	(1)	111	(207)
Premium deficiency reserve	(54)		20	(34)
Sales inducements	(146)		50	(96)
Change in unrealized gains/losses on available-for-sale securities	774		(270)	504

Derivatives:
Derivatives	19	(2)	(7)	12
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(20)		7	(13)
Change in unrealized gains/losses on derivatives	(1)		—	(1)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(10)	(3)	3	(7)
Change in pension and other postretirement benefits liability	(10)		3	(7)
Change in Accumulated other comprehensive income (loss)	$763		$(267)	$496
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

17.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Current tax expense (benefit):
Federal	$56	$(122)	$122
State	(2)	—	—
Total current tax expense (benefit)	54	(122)	122
Deferred tax expense (benefit):
Federal	1	859	(152)
State	—	3	1
Total deferred tax expense (benefit)	1	862	(151)
Total income tax expense (benefit)	$55	$740	$(29)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2018	2017		2016
Income (loss) before income taxes	$610	$528		$10
Tax Rate	21.0%	35.0%		35.0%
Income tax expense (benefit) at federal statutory rate	128	185		4
Tax effect of:
Valuation allowance	(15)	(28)		1
Dividend received deduction	(50)	(43)		(37)
Audit settlement	—	—		—
State tax expense (benefit)	10	4		(16)
Noncontrolling interest	(29)	(70)		(10)
Tax credits	—	14		10
Nondeductible expenses	4	2		2
Expirations of federal tax capital loss carryforward	—	2		17
Effect of Tax Reform	8	679	*	—
Other	(1)	(5)		—
Income tax expense (benefit)	$55	$740		$(29)
Effective tax rate	9.0%	140.2%		(290.0)%

*Effect of Tax Reform includes a tax benefit of $283 related to change in valuation allowance

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"). Tax Reform made broad changes to U.S. federal tax law, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing the computations of the dividends received deduction, tax reserves, and deferred acquisition costs; (3) further limiting deductibility of executive compensation; (4) eliminating the net operating loss ("NOL") carryback and limiting the NOL carryforward deduction to 80% of taxable income for losses arising in taxable years beginning after December 31, 2017; and (5) changing how alternative minimum tax (AMT) credits can be realized. Tax Reform eliminated the corporate AMT and allows the AMT credit carryforward to be refunded over the next 4 years. Any refundable corporate AMT credit is not subject to the sequestration requirements of the Balanced Budget and Emergency Deficit Control Act of 1985, as amended.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allowed the Company to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to the provisional estimate and additional impacts from Tax Reform were recorded during the measurement period as provided for in SAB 118.

In reliance on SAB 118, in 2017 the Company provisionally remeasured its deferred tax assets and liabilities based on the 21% tax rate at which they were expected to reverse in the future and recorded an estimate related to the calculation of tax reserves and the deductibility of executive compensation.  In 2018, the Company finalized the impact of Tax Reform, recording an additional income tax expense of $8.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities were as follows as of the dates indicated:

	December 31,
	2018	2017
Deferred tax assets
Federal and state loss carryforwards	$2,201	$1,030
Investments	337	1,440
Compensation and benefits	301	369
Other assets	86	330
Total gross assets before valuation allowance	2,925	3,169
Less: Valuation allowance	638	653
Assets, net of valuation allowance	2,287	2,516

Deferred tax liabilities
Net unrealized investment gains	(236)	(824)
Insurance reserves	(214)	(342)
Deferred policy acquisition costs	(663)	(556)
Other liabilities	(17)	(13)
Total gross liabilities	(1,130)	(1,735)
Net deferred income tax asset (liability)	$1,157	$781

The following table sets forth the federal, state and capital loss carryforwards for tax purposes as of the dates indicated:

	December 31,
	2018		2017
Federal net operating loss carryforward	$10,032	(1)	$4,410
State net operating loss carryforward	2,244	(1)	2,228
Federal tax capital loss carryforward	—		30
Credit carryforward	34	(2)	254
(1) Expire between 2019 and 2038.
(2) Expire between 2019 and 2035.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2018 and 2017, the Company had a total valuation allowance of $638 and $653, respectively. As of December 31, 2018 and 2017, $992 and $1,007, respectively, of this valuation allowance was allocated to continuing operations, and $(354) was allocated to Other comprehensive income (loss) related to realized and unrealized capital losses at the end of each period.

For the year ended December 31, 2018, the decrease in the valuation allowance was $15, all of which was allocated to continuing operations. The net decrease in the valuation allowance was a result of the utilization of certain capital losses subject to a valuation allowance as well as state apportionment changes for certain state deferred tax assets subject to a valuation allowance.

For the year ended December 31, 2017, the decrease in the valuation allowance was $311, all of which was allocated to continuing operations. The net decrease in the valuation allowance was primarily related to the reduction in the U.S. federal corporate tax rate from 35% to 21%, and expiration of foreign tax credits subject to a valuation allowance.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the year ended December 31, 2016, the decrease in the valuation allowance was $1, of which an increase of $6 was allocated to continuing operations, and a decrease of $5 was related to additional paid-in-capital. The net increase in the valuation allowance was a result of the generation and expiration of certain capital losses and expiration of foreign tax credits subject to a valuation allowance as well as state apportionment changes for certain state deferred tax assets subject to a valuation allowance.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits were as follows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$37	$36	$45
Additions for tax positions related to current year	2	2	3
Additions for tax positions related to prior years	1	—	—
Reductions for tax positions related to prior years	(1)	—	(7)
Reductions for settlements with taxing authorities	(6)	—	(1)
Reductions for expiring statutes	—	(1)	(4)
Balance at end of period	$33	$37	$36

The Company had $1 of unrecognized tax benefits as of December 31, 2018 and $8 of unrecognized tax benefits as of December 31, 2017 and 2016, which would affect the Company's effective rate if recognized.

Interest and Penalties

The Company recognizes interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of gross accrued interest and penalties on the Company's Consolidated Balance Sheets as of December 31, 2018 and 2017 was less than $1 and $1, respectively. The Company recognized no gross interest (benefit) related to unrecognized tax in its Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.

The timing of the payment of the remaining accrued interest and penalties cannot be reasonably estimated.

Tax Regulatory Matters

For the tax years 2016 through 2019, the Company participates in the IRS Compliance Assurance Process (CAP), which is a continuous audit program provided by the IRS. The IRS finalized the audit of the Company for the period ended December 31, 2016. The Company is under examination for the periods ended December 31, 2017 and December 31, 2018. For the period ended December 31, 2017, the Company expects the examination to be finalized within the next twelve months.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

18.    Financing Agreements

Short-term Debt

As of December 31, 2018 and 2017, the Company had $1 and $337, respectively, of short-term borrowings outstanding consisting entirely of the current portion of long-term debt.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of December 31, 2018 and 2017:

	Issuer	Maturity	2018	2017
2.9% Senior Notes, due 2018(2)(3)	Voya Financial, Inc.	02/15/2018	$—	$337
5.5% Senior Notes, due 2022(2)(3)	Voya Financial, Inc.	07/15/2022	96	361
3.125% Senior Notes, due 2024(2)(3)	Voya Financial, Inc.	07/15/2024	396	396
3.65% Senior Notes, due 2026(2)(3)	Voya Financial, Inc.	06/15/2026	496	495
5.7% Senior Notes, due 2043(2)(3)	Voya Financial, Inc.	07/15/2043	395	395
4.8% Senior Notes, due 2046(2)(3)	Voya Financial, Inc.	06/15/2046	297	296
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048(4)	Voya Financial, Inc.	01/23/2048	344	—
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053(4)	Voya Financial, Inc.	05/15/2053	739	738
7.25% Voya Holdings Inc. debentures, due 2023(1)	Voya Holdings Inc.	08/15/2023	138	143
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings Inc.	08/15/2026	138	186
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings Inc.	08/15/2036	79	94
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	14	14
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	5	5
Subtotal			3,137	3,460
Less: Current portion of long-term debt			1	337
Total			$3,136	$3,123

(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.
(4) See the Junior Subordinated Notes section below.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

The aggregate amounts of future principal payments of long-term debt issued by the Company at December 31, 2018 for the next five years and thereafter are $1 in 2019, $1 in 2020, $1 in 2021, $97 in 2022, $141 in 2023 and $2,932 thereafter.

The aggregate amounts of future principal payments of long-term debt issued by Voya Financial, Inc. at December 31, 2018 for the next five years and thereafter are $0 in 2019, $0 in 2020, $0 in 2021, $97 in 2022, $0 in 2023 and $2,700 thereafter.

Loss on Debt Extinguishment

The Company incurred a loss on debt extinguishment of $40, $4 and $105 for the years ended December 31, 2018, 2017 and 2016, respectively, which was recorded in Interest expense in the Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Senior Notes

On July 5, 2017, Voya Financial, Inc. issued $400 of unsecured 3.125% Senior Notes due July 15, 2024 (the "2024 Notes") in a registered public offering. The 2024 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears on each January 15 and July 15.

On February 15, 2018, the remaining 2.9% Senior Notes due 2018 (the "2018 Notes") matured and Voya Financial, Inc. paid the principal and interest due.

During the year ended December 31, 2018, Voya Financial, Inc. repurchased $141 and redeemed $125 in aggregate principal amounts of the outstanding 5.5% Senior Notes due July 13, 2022 (the "2022 Notes"), following which, $97 aggregate principal amount of the 2022 Notes remains outstanding. During the year ended December 31, 2017, Voya Financial, Inc. repurchased $90 and redeemed $400 in aggregate principal amounts of the outstanding 2018 Notes.

Junior Subordinated Notes

Outstanding junior subordinated notes were as follows as of December 31, 2018:

Issuer	Issue Date	Interest Rate(1)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date(2)			Final Maturity Date		Face Value
Voya Financial, Inc.	05/16/2013	5.65%	05/15/2023	LIBOR	+	3.58%	05/15/2053	(3)	$750
Voya Financial, Inc.	01/23/2018	4.70%	01/23/2028	LIBOR	+	2.084%	01/23/2048	(4)	$350
(1) Prior to the scheduled redemption date, interest is paid semi-annually, in arrears.
(2) In the event the securities are not redeemed on or before the scheduled redemption date, interest will accrue after such date at an annual rate of three month LIBOR plus the indicated margin, payable quarterly in arrears.
(3) The 5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 (the "2053 Notes") are guaranteed on a junior subordinated basis by Voya Holdings.
(4) The 4.70% Fixed-to-Floating Rate Junior Subordinated Notes due 2048 (the "2048 Notes") are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

The Company has the right to defer interest payments on the Junior Subordinated Notes for one or more consecutive interest periods for up to five years, without resulting in a default, during which time interest will be compounded. On or after the optional redemption dates, Voya Financial, Inc. may redeem the Junior Subordinated Notes in whole or in part for the principal amount being redeemed plus accrued and unpaid interest. Prior to the optional redemption dates, the Company may elect to redeem the Junior Subordinated Notes for the principal amount being redeemed upon the occurrence of certain events as defined in the indentures governing the Junior Subordinated Notes, plus accrued and unpaid interest.

At any time following notice of the Company's plan to defer interest and during the period interest is deferred, the Company and its subsidiaries generally, with certain exceptions, may not make payments on or redeem or purchase any shares of the Company's common or preferred stock or any of the debt securities or guarantees that rank in liquidation on a parity with or are junior to the Junior Subordinated Notes.

Aetna Notes

ING Group guarantees various debentures of Voya Holdings that were assumed by Voya Holdings in connection with the Company’s acquisition of Aetna’s life insurance and related businesses in 2000 (the "Aetna Notes"). Concurrent with the completion of the Company’s IPO, the Company entered into a shareholder agreement with ING Group that governs certain aspects of the Company’s continuing relationship. Pursuant to that agreement, the Company is obligated to reduce the aggregate outstanding principal amount of Aetna Notes to no more than $100 and zero as of December 31, 2018 and December 31, 2019, respectively, or otherwise to make provision for ING Group's guarantee of any outstanding Aetna Notes in excess of such amounts.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company's obligation to ING Group with respect to the Aetna Notes can be met, at the Company’s option, through redemptions, repurchases or by posting collateral with a third-party collateral agent, for the benefit of ING Group.

If the Company fails to meet these obligations to ING Group, the Company has agreed to pay a prescribed quarterly fee (1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes for which provision has not been made, in excess of the limits set forth above.

During the year ended December 31, 2018, Voya Holdings repurchased $5, $48, and $15 in aggregate principal amounts of the 7.25% Debentures due August 15, 2023, 7.63% Debentures due August 15, 2026, and 6.97% Debentures due August 15, 2036, respectively.

As of December 31, 2018 and 2017, the outstanding principal amounts of the Aetna Notes were $358 and $426, respectively. As of December 31, 2018 and 2017, the amounts of collateral required to avoid the payment of a fee to ING Group were $258 and $226, respectively. During the years ended December 31, 2018 and 2017, the Company deposited $36 and $104 of collateral, respectively, increasing the remaining collateral balance to $267 and $231, respectively.

Windsor Property Loan

On June 16, 2007, the State of Connecticut acting on behalf of the Department of Economic and Community Development ("DECD") loaned VRIAC $10 (the "DECD Loan") in connection with the development of a corporate office facility located at One Orange Way, Windsor, Connecticut that serves as the principal executive offices of the Company (the "Windsor Property"). As of December 31, 2018 and 2017, the amount of the loan outstanding was $5, which is reflected in Long-term debt on the Consolidated Balance Sheets.

In August 2017 the loan agreement between VRIAC and the DECD was amended and $5 in cash was transferred into the cash deposit account as cash collateral. VRIAC’s monthly payments of principal and interest are processed out of the cash deposit account.

Put Option Agreement for Senior Debt Issuance

During 2015, the Company entered into an off-balance sheet 10-year put option agreement with a Delaware trust that provides Voya Financial, Inc. the right, at any time over a 10-year period, to issue up to $500 principal amount of its 3.976% Senior Notes due 2025 ("3.976% Senior Notes") to the trust and receive in exchange a corresponding principal amount of U.S. Treasury securities that are held by the trust. The 3.976% Senior Notes will not be issued unless and until the put option is exercised. In return, the Company pays a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and reimburses the trust for its expenses. The put premium and expense reimbursements are recorded in Operating expenses in the Consolidated Statements of Operations. If and when issued, the 3.976% Senior Notes will be guaranteed by Voya Holdings.

Upon an event of default, the put option will be exercised automatically in full. The Company has a one-time right to unwind a prior voluntary exercise of the put option by repurchasing all of the 3.976% Senior Notes then held by the trust for U.S. Treasury securities. If the put option has been fully exercised, the 3.976% Senior Notes issued may be redeemed by the Company prior to their maturity at par or, if greater, at a make-whole redemption price, in each case plus accrued and unpaid interest to the date of redemption. The P-Caps are to be redeemed by the trust on February 15, 2025 or upon any early redemption of the 3.976% Senior Notes.

Credit Facilities

The Company uses credit facilities to provide collateral required primarily under its affiliated reinsurance transactions with captive insurance subsidiaries. Total fees associated with credit facilities for the years ended 2018, 2017 and 2016 were $34, $50 and $46, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table outlines the Company's credit facilities as of December 31, 2018:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.	Unsecured	Committed	05/06/2021	$1,000	$—	$1,000
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	01/24/2021	195	195	—
Security Life of Denver International Limited	Unsecured	Committed	10/29/2023	61	61	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	07/01/2037	1,525	1,356	169
Voya Financial, Inc.	Unsecured	Committed	02/11/2022	300	300	—
Voya Financial, Inc.	Unsecured	Uncommitted	Various	1	1	—
Voya Financial, Inc.	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. / Roaring River LLC	Unsecured	Committed	10/01/2025	425	364	61
Voya Financial, Inc. / Roaring River IV, LLC	Unsecured	Committed	12/31/2028	565	312	253
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Uncommitted	09/28/2019	300	45	—
Voya Financial, Inc.	Unsecured	Committed	12/09/2021	195	173	22
Voya Financial, Inc.	Unsecured	Uncommitted	04/27/2021	156	156	—
Total				$5,208	$3,439	$1,505

Senior Unsecured Credit Facility

The Company is a party to a Second Amended and Restated Revolving Credit Agreement ("Second Amended and Restated Credit Agreement"), which has been amended from time to time, with a syndicate of banks, which currently expires on May 6, 2021 and requires the Company to maintain a minimum net worth of $6.6 billion. The minimum net worth amount may increase upon any future equity issuances by the Company. There is a $750 sublimit available for direct borrowings.

As of December 31, 2018, there were no amounts outstanding as revolving credit borrowings and no LOCs outstanding under the senior unsecured credit facility.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

19.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2027.

For the year December 31, 2018 rent expense for leases was $29. For the years ended December 31, 2017 and 2016 rent expense for leases was $34. The future net minimum payments under non-cancelable leases are as follows as of December 31, 2018:

2019	$28
2020	28
2021	26
2022	26
2023	20
Thereafter	24
Total minimum lease payments	$152

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

As of December 31, 2018, the Company had off-balance sheet commitments to acquire mortgage loans of $89 and purchase limited partnerships and private placement investments of $1,332, of which $384 related to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed on the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Consolidated Balance Sheets, to be $2 and $6 as of December 31, 2018 and 2017, respectively. The Company has also recorded an asset, in Other assets on the Consolidated Balance Sheets of $15 and $19 as of December 31, 2018 and 2017, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The components of the fair value of the restricted assets were as follows as of December 31, 2018 and 2017:

	2018	2017
Fixed maturity collateral pledged to FHLB(1)	$1,472	$602
FHLB restricted stock(2)	75	67
Other fixed maturities-state deposits	129	175
Cash & cash equivalents	13	13
Securities pledged(3)	1,867	2,087
Total restricted assets	$3,556	$2,944
(1)Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(2)Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $1,635 and $1,854 as of December 31, 2018 and 2017, respectively. In addition, as of December 31, 2018 and 2017, the Company delivered securities as collateral of $232 and $233, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines, the FHLB of Boston, and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2018 and 2017, the Company had $1,209 and $501, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2018 and 2017, assets with a market value of approximately $1,472 and $602, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $50.

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

Litigation includes Goetz v. Voya Financial and Voya Retirement Insurance and Annuity Company (USDC District of Delaware, No. 1:17-cv-1289) (filed September 8, 2017), a putative class action in which plaintiff, a participant in a 401(k) plan, seeks to represent other participants in the plan as well as a class of similarly situated plans that "contract with [Voya] for recordkeeping and other services." Plaintiff alleges that "Voya" breached its fiduciary duty to the plan and other plan participants by charging unreasonable and excessive recordkeeping fees, and that "Voya" distributed materially false and misleading 404a-5 administrative and fund fee disclosures to conceal its excessive fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. Plaintiff filed an amended complaint on January 4, 2018, and the Company filed a motion to dismiss the amended complaint on February 8, 2018.

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

Cost of insurance litigation for the Company includes Cutler v. Voya Financial, Inc. and ReliaStar Life Insurance Company (USDC S.D. Florida, No. 1:18-cv-20723) (filed February 23, 2018), in which the plaintiff alleges that his insurance policy only permitted the Company to rely upon his expected future mortality experience to establish and increase his cost of insurance, but the Company instead relied upon other, non-disclosed factors to do so. Plaintiff alleges breach of contract, unjust enrichment, conversion and fraud claims against the Company. The Company denies the allegations in the complaint, believes the complaint to be without merit, and intends to defend the matter vigorously. On November 8, 2018, plaintiff filed an amended complaint, and on November 26, 2018, the Company filed a motion to dismiss fraud claims from the amended complaint. A response and reply have been filed by the parties, who now await the court’s decision.

Cost of insurance litigation also includes Barnes v. Security Life of Denver (USDC District of Colorado, No. 1:18-cv-00718) (filed March 27, 2018), a putative class action in which the plaintiff alleges that his insurance policy only permitted the Company to rely

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

upon his expected future mortality experience to establish and increase his cost of insurance, but the Company instead relied upon other, non-disclosed factors to do so. Plaintiff alleges breach of contract and conversion claims against the Company and also seeks declaratory relief. The Company denies the allegations in the complaint, believes the complaint to be without merit, and intends to defend the matter vigorously. On May 15, 2018, the Company moved to dismiss the conversion claim from the complaint. Plaintiff has opposed the motion. The parties await the court’s decision.

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

On October 6, 2018, the Company received Advance Trust & Life Escrow Services, LTA v. ReliaStar Life Insurance Company (USDC District of Minnesota, No. 1:18-cv-02863) (filed October 5, 2018), a putative class action in which Plaintiff alleges that the Company’s universal life insurance policies only permitted the Company to rely upon the policyholders’ expected future mortality experience to establish the cost of insurance, and that as projected mortality experience improved, the policy language required the Company to decrease the cost of insurance. Plaintiff alleges that the Company did not decrease the cost of insurance as required, thereby breaching its contract with its policyholders, and seeks class certification. The Company denies the allegations in the complaint, believes the complaint to be without merit, and will defend the lawsuit vigorously.

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

As of December 31, 2018, approximately $79 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

Contingencies related to Venerable Transaction

For loss contingencies related to the Venerable transaction, see the Discontinued Operations Note in the Company's Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $354 and $442 as of December 31, 2018 and 2017, respectively. If the Company were to liquidate, the

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 2 and 4 CLOs as of December 31, 2018 and 2017, respectively.

Limited Partnerships ("LPs")

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 12 and 14 funds, which were structured as partnerships, as of December 31, 2018 and 2017, respectively.

Registered Investment Companies

The Company consolidated one sponsored investment fund accounted for as a VOE as of December 31, 2018 and 2017, because it is the majority investor in the fund, and as such, has a controlling financial interest in the fund.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	December 31, 2018	December 31, 2017
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$331	$216
Corporate loans, at fair value using the fair value option	542	1,089
Limited partnerships/corporations, at fair value	1,313	1,714
Other assets	15	75
Total VIE assets	2,201	3,094
VOEs
Cash and cash equivalents	—	1
Limited partnerships/corporations, at fair value	108	81
Other assets	1	—
Total VOE assets	109	82
Total assets of consolidated investment entities	$2,310	$3,176

Liabilities of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$540	$1,047
Other liabilities	681	649
Total VIE liabilities	1,221	1,696
VOEs
Other liabilities	7	9
Total VOE liabilities	7	9
Total liabilities of consolidated investment entities	$1,228	$1,705

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the impact of consolidation of investment entities into the Consolidated Balance Sheets as of the dates indicated:

	Before Consolidation(1)	CLOs	LPs and VOEs	CLOs Adjustments(2)	LPs and VOEs Adjustments(2)	Total
December 31, 2018
Total investments and cash	$65,458	$—	$—	$(7)	$(347)	$65,104
Other assets	16,041	—	—	—	(1)	16,040
Assets held in consolidated investment entities	—	589	1,721	—	—	2,310
Assets held in separate accounts	71,228	—	—	—	—	71,228
Assets held for sale	—	—	—	—	—	—
Total assets	$152,727	$589	$1,721	$(7)	$(348)	$154,682

Future policy benefits and contract owner account balances	$65,489	$—	$—	$—	$—	$65,489
Other liabilities	7,796	—	—	—	—	7,796
Liabilities held in consolidated investment entities	1	589	646	(7)	(1)	1,228
Liabilities related to separate accounts	71,228	—	—	—	—	71,228
Liabilities held for sale	—	—	—	—	—	—
Total liabilities	144,514	589	646	(7)	(1)	145,741
Equity attributable to common shareholders	8,213	—	1,075	—	(1,075)	8,213
Equity attributable to noncontrolling interest in consolidated investment entities	—	—	—	—	728	728
Total liabilities and equity	$152,727	$589	$1,721	$(7)	$(348)	$154,682
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the impact of consolidation of investment entities into the Consolidated Statements of Operations for the periods indicated:

	Before Consolidation(1)	CLOs	LPs and VOEs	CLOs Adjustments(2)	LPs and VOEs Adjustments(2)	Total
December 31, 2018
Revenues:
Net investment income	$3,362	$—	$—	$(1)	$(54)	$3,307
Fee income	2,759	—	—	(3)	(48)	2,708
Premiums	2,159	—	—	—	—	2,159
Net realized capital losses	(399)	—	—	—	—	(399)
Other income	447	—	—	—	—	447
Income related to consolidated investment entities	—	28	264	—	—	292
Total revenues	8,328	28	264	(4)	(102)	8,514
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	4,575	—	—	—	—	4,575
Other expense	3,280	—	—	—	—	3,280
Operating expenses related to consolidated investment entities	—	28	73	(4)	(48)	49
Total benefits and expenses	7,855	28	73	(4)	(48)	7,904
Income (loss) before income taxes	473	—	191	—	(54)	610
Income tax expense (benefit)	55	—	—	—	—	55
Income (loss) from continuing operations	418	—	191	—	(54)	555
Income (loss) from discontinued operations, net of tax	457	—	—	—	—	457
Net income (loss)	875	—	191	—	(54)	1,012
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	137	137
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$875	$—	$191	$—	$(191)	$875
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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2018 and 2026, paying interest at LIBOR , EURIBOR or PRIME plus a spread of up to 11.0%. As of December 31, 2018 and 2017, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $13 and $17, respectively. Less than 1.0% of the collateral assets were in default as of December 31, 2018 and 2017.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 1.4% for the more senior tranches to 5.4% for the more subordinated tranches. CLO notes mature in 2026 and have a weighted average maturity of 7.6 years as of December 31, 2018. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of December 31, 2018 and 2017, certain private equity funds maintained term loans and revolving lines of credit of $753 and $688, respectively. The term loans renew every three years and the revolving lines of credit renew annually; all loans bear interest at LIBOR/EURIBOR plus 150 - 155 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of December 31, 2018 and 2017, outstanding borrowings amount to $584 and $505, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

On February 1, 2018, Pomona Investment Fund entered into a three-year revolving credit agreement with Credit Suisse. The size of the facility is $25; the loan bears interest at LIBOR plus 325 bps and has a commitment fee of 160 bps. There was $2 of outstanding borrowings as of December 31, 2018.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2018:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$331	$—	$—	$—	$331
Corporate loans, at fair value using the fair value option	—	542	—	—	542
Limited partnerships/corporations, at fair value	—	—	—	1,313	1,313
VOEs
Limited partnerships/corporations, at fair value	—	—	—	108	108
Total assets, at fair value	$331	$542	$—	$1,421	$2,294
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$540	$—	$—	$540
Total liabilities, at fair value	$—	$540	$—	$—	$540

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2017:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$216	$—	$—	$—	$216
Corporate loans, at fair value using the fair value option	—	1,089	—	—	1,089
Limited partnerships/corporations, at fair value	—	—	—	1,714	1,714
VOEs
Cash and cash equivalents	1	—	—	—	1
Limited partnerships/corporations, at fair value	—	—	—	81	81
Total assets, at fair value	$217	$1,089	$—	$1,795	$3,101
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$1,047	$—	$—	$1,047
Total liabilities, at fair value	$—	$1,047	$—	$—	$1,047

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the years ended December 31, 2018 and 2017, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Deconsolidation of Certain Investment Entities

During December 31, 2018 the Company determined it was no longer the primary beneficiary of three previously consolidated CLOs due to a reduction in the Company’s investment in each CLO. This caused a reduction in the Company's obligation to absorb losses and rights to receive benefits of the CLOs that could potentially be significant to the CLOs. As a result of these determinations, the Company deconsolidated three investment entities during the year ended December 31, 2018. The Company deconsolidated four investment entities during the year ended December 31, 2017.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of December 31, 2018 and 2017, the Company held $525 and $321 ownership interests, respectively, in unconsolidated CLOs.

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

Variable Interests on the Consolidated Balance Sheet
	December 31, 2018		December 31, 2017
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$523	$523	$321	$321
Limited partnership/corporations	1,158	1,158	784	784

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

21.    Restructuring

Organizational Restructuring

As a result of the closing of the Transaction, the decision to cease new sales following the strategic review of the Company’s Individual Life business and the recently announced additional cost savings targets, the Company is undertaking further restructuring efforts to execute the Transaction, reduce stranded expenses, as well as improve operational efficiency, strengthen technology capabilities and centralize certain sales, operations and investment management activities ("Organizational Restructuring").

These activities have resulted in recognition of severance and organizational transition costs and are reflected in Operating expenses in the Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments. For the year ended December 31, 2018, the Company has incurred Organizational Restructuring expenses of $49 associated with continuing operations.

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Year Ended December 31,	Year Ended December 31,	Cumulative Amounts Incurred to Date
	2018	2017
Severance benefits	$15	$4	$19
Organizational transition costs	40	—	40
Total restructuring expenses	$55	$4	$59

The aggregate amount of additional Organizational Restructuring expenses expected is in the range of $200 to$300. The Company anticipates that these costs, which will include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs, will occur at least through the end of 2020.

Restructuring expenses that were directly related to the preparation for and execution of the Transaction are included in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations. For the year ended December 31, 2018, the Company incurred Organizational Restructuring expenses as a result of the Transaction of $6 of severance and organizational transition costs, which are reflected in discontinued operations.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the accrued liability associated with Organizational Restructuring expenses as of December 31, 2018:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2018	$4	$—	$4
Provision	17	40	57
Payments	(7)	(31)	(38)
Other adjustments(1)	(2)	—	(2)
Accrued liability as of December 31, 2018	$12	$9	$21

(1)Represents net write-downs of accruals, not associated with payments.

2016 Restructuring

In 2016, the Company began implementing a series of initiatives designed to make it a simpler, more agile company able to deliver an enhanced customer experience ("2016 Restructuring"). These initiatives include an increasing emphasis on less capital-intensive products and the achievement of operational synergies.

Substantially all of the initiatives associated with the 2016 Restructuring program concluded at the end of 2018. However, the Company expects to incur approximately $10 to $20 of additional restructuring costs associated with the completion of the information technology transition agreement entered into during 2017.

Total 2016 Restructuring expenses are reflected in Operating expenses in the Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments.

The summary below presents restructuring expense, pre-tax, by type of costs incurred, for the periods indicated:

	Year Ended December 31,			Cumulative Amounts Incurred to Date
	2018	2017	2016
Severance benefits	$9	$34	$26	$69
Asset write-off costs	1	16	—	17
Transition costs	7	17	—	24
Other costs	13	15	8	36
Total restructuring expenses	$30	$82	$34	$146

The following table presents the accrued liability associated with restructuring expenses as of December 31, 2018:

	Severance Benefits	Transition Costs	Other Costs		Total
Accrued liability as of January 1, 2018	$30	$17	$3		$50
Provision	13	7	13		33
Payments	(32)	(10)	(14)		(56)
Other adjustments(1)	(3)	—	—		(3)
Accrued liability as of December 31, 2018	$8	$14	$2	(2)	$24
(1) Represents net write-downs of accruals, not associated with payments.
(2) Represents services performed but not yet paid.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

22.    Segments

Pursuant to the Transaction disclosed in the Discontinued Operations Note, which resulted in the disposition of substantially all of the Company's CBVA and Annuities businesses, the Company evaluated its segments and determined that the retained CBVA and Annuities policies ("Retained Business") that are not components of the disposed businesses under the Transaction are insignificant. As such, the Company will no longer report its CBVA and Annuities businesses as segments and will include the results of the Retained Business in Corporate. The Company revised prior period information to conform to current period presentation.

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

Measurement

Adjusted operating earnings before income taxes. The Company believes that Adjusted operating earnings before income taxes provides a meaningful measure of its business and segment performance and enhances the understanding of the Company’s financial results by focusing on the operating performance and trends of the underlying business segments and excluding items that tend to be highly variable from period to period based on capital market conditions or other factors. The Company uses the same accounting policies and procedures to measure segment Adjusted operating earnings before income taxes as it does for the directly comparable U.S. GAAP measure, which is Income (loss) from continuing operations before income taxes. Adjusted operating earnings before

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

income taxes does not replace Income (loss) from continuing operations before income taxes as a measure of the Company’s consolidated results of operations. Therefore, the Company believes that it is useful to evaluate both Income (loss) from continuing operations before income taxes and Adjusted operating earnings before income taxes when reviewing the Company’s financial and operating performance. Each segment’s Adjusted operating earnings before income taxes is calculated by adjusting Income (loss) from continuing operations before income taxes for the following items:

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

•
Immediate recognition of net actuarial gains (losses) related to the Company's pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period. The Company immediately recognizes actuarial gains and (losses) related to pension and other postretirement benefit obligations and gains and losses from plan adjustments and curtailments. These amounts do not reflect normal, cash-settled expenses and are not indicative of current Operating expense fundamentals; and

•
Other items not indicative of normal operations or performance of the Company's segments or related to events such as capital or organizational restructurings undertaken to achieve long-term economic benefits, including certain costs related to debt and equity offerings and severance and other expenses associated with such activities. These items vary widely in timing, scope and frequency between periods as well as between companies to which the Company is compared. Accordingly, the Company adjusts for these items as management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of the Company's segments.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Income (loss) from continuing operations before income taxes	$610	$528	$10
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	(127)	(84)	(108)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	40	46	4
Income (loss) related to businesses exited through reinsurance or divestment	(76)	(45)	(14)
Income (loss) attributable to noncontrolling interest	137	200	29
Loss related to early extinguishment of debt	(40)	(4)	(104)
Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments	(47)	(16)	(55)
Other adjustments	(79)	(97)	(71)
Total adjustments to income (loss) from continuing operations	(192)	—	(319)

Adjusted operating earnings before income taxes by segment:
Retirement	$701	$456	$450
Investment Management	205	248	171
Employee Benefits	160	127	126
Individual Life	(33)	92	59
Corporate (1)	(231)	(395)	(477)
Total	$802	$528	$329

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

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Total revenues	$8,514	$8,618	$8,788

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	(170)	(100)	(112)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	54	52	9
Revenues related to businesses exited through reinsurance or divestment	(32)	122	96
Revenues attributable to noncontrolling interest	186	286	133
Other adjustments	259	212	183
Total adjustments to revenues	297	572	309

Adjusted operating revenues by segment:
Retirement	$2,727	$2,538	$3,257
Investment Management	683	731	627
Employee Benefits	1,849	1,767	1,616
Individual Life	2,575	2,563	2,528
Corporate(1)	383	447	451
Total	$8,217	$8,046	$8,479
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

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Investment management intersegment revenues	$118	$118	$114

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	December 31, 2018	December 31, 2017
Retirement	$104,995	$111,476
Investment Management	690	626
Employee Benefits	2,560	2,657
Individual Life	26,431	27,301
Corporate	18,051	18,685
Total assets, before consolidation(1)	152,727	160,745
Consolidation of investment entities	1,955	2,735
Total assets, excluding assets held for sale	154,682	163,480
Assets held for sale	—	59,052
Total assets	$154,682	$222,532

(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

23.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of December 31, 2018 and 2017, and their results of operations, comprehensive income and cash flows for the years ended December 31, 2018, 2017 and 2016.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$46,313	$(15)	$46,298
Fixed maturities, at fair value using the fair value option	—	—	2,956	—	2,956
Equity securities, at fair value	99	—	174	—	273
Short-term investments	—	—	168	—	168
Mortgage loans on real estate, net of valuation allowance	—	—	8,676	—	8,676
Policy loans	—	—	1,833	—	1,833
Limited partnerships/corporations	—	—	1,158	—	1,158
Derivatives	39	—	286	(78)	247
Investments in subsidiaries	10,099	7,060	—	(17,159)	—
Other investments	—	—	90	—	90
Securities pledged	—	—	1,867	—	1,867
Total investments	10,237	7,060	63,521	(17,252)	63,566
Cash and cash equivalents	209	2	1,327	—	1,538
Short-term investments under securities loan agreements, including collateral delivered	11	—	1,673	—	1,684
Accrued investment income	—	—	650	—	650
Premium receivable and reinsurance recoverable	—	—	6,860	—	6,860
Deferred policy acquisition costs and Value of business acquired	—	—	4,116	—	4,116
Current income taxes	(37)	26	248	—	237
Deferred income taxes	553	22	582	—	1,157
Loans to subsidiaries and affiliates	79	—	4	(83)	—
Due from subsidiaries and affiliates	2	—	3	(5)	—
Other assets	13	—	1,323	—	1,336
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,421	—	1,421
Cash and cash equivalents	—	—	331	—	331
Corporate loans, at fair value using the fair value option	—	—	542	—	542
Other assets	—	—	16	—	16
Assets held in separate accounts	—	—	71,228	—	71,228
Total assets	$11,067	$7,110	$153,845	$(17,340)	$154,682

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
December 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$14,488	$—	$14,488
Contract owner account balances	—	—	51,001	—	51,001
Payables under securities loan and repurchase agreements, including collateral held	—	—	1,821	—	1,821
Short-term debt	4	—	80	(83)	1
Long-term debt	2,763	371	17	(15)	3,136
Derivatives	39	—	178	(78)	139
Pension and other postretirement provisions	—	—	551	—	551
Due to subsidiaries and affiliates	1	—	2	(3)	—
Other liabilities	47	55	2,048	(2)	2,148
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	540	—	540
Other liabilities	—	—	688	—	688
Liabilities related to separate accounts	—	—	71,228	—	71,228
Total liabilities	2,854	426	142,642	(181)	145,741
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	8,213	6,684	10,475	(17,159)	8,213
Noncontrolling interest	—	—	728	—	728
Total shareholders' equity	8,213	6,684	11,203	(17,159)	8,941
Total liabilities and shareholders' equity	$11,067	$7,110	$153,845	$(17,340)	$154,682

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
December 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$15,647	$—	$15,647
Contract owner account balances	—	—	50,158	—	50,158
Payables under securities loan and repurchase agreements, including collateral held	—	—	1,866	—	1,866
Short-term debt	755	68	123	(609)	337
Long-term debt	2,681	438	19	(15)	3,123
Derivatives	49	—	197	(97)	149
Pension and other postretirement provisions	—	—	550	—	550
Due to subsidiaries and affiliates	1	—	2	(3)	—
Other liabilities	44	12	2,022	(2)	2,076
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	1,047	—	1,047
Other liabilities	—	—	658	—	658
Liabilities related to separate accounts	—	—	77,605	—	77,605
Liabilities held for sale	—	—	58,277	—	58,277
Total liabilities	3,530	518	208,171	(726)	211,493
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	10,009	7,130	12,781	(19,911)	10,009
Noncontrolling interest	—	—	1,030	—	1,030
Total shareholders' equity	10,009	7,130	13,811	(19,911)	11,039
Total liabilities and shareholders' equity	$13,539	$7,648	$221,982	$(20,637)	$222,532

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$1	$1	$3,314	$(9)	$3,307
Fee income	—	—	2,708	—	2,708
Premiums	—	—	2,159	—	2,159
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(28)	—	(28)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1	—	1
Net other-than-temporary impairments recognized in earnings	—	—	(29)	—	(29)
Other net realized capital gains (losses)	—	—	(370)	—	(370)
Total net realized capital gains (losses)	—	—	(399)	—	(399)
Other revenue	(5)	—	452	—	447
Income (loss) related to consolidated investment entities:
Net investment income	—	—	292	—	292
Total revenues	(4)	1	8,526	(9)	8,514
Benefits and expenses:
Policyholder benefits	—	—	3,045	—	3,045
Interest credited to contract owner account balances	—	—	1,530	—	1,530
Operating expenses	11	—	2,680	—	2,691
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	368	—	368
Interest expense	175	53	2	(9)	221
Operating expenses related to consolidated investment entities:
Interest expense	—	—	41	—	41
Other expense	—	—	8	—	8
Total benefits and expenses	186	53	7,674	(9)	7,904
Income (loss) from continuing operations before income taxes	(190)	(52)	852	—	610
Income tax expense (benefit)	—	(24)	418	(339)	55
Income (loss) from continuing operations	(190)	(28)	434	339	555
Income (loss) from discontinued operations, net of tax	—	—	457	—	457
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(190)	(28)	891	339	1,012
Equity in earnings (losses) of subsidiaries, net of tax	1,065	1,615	—	(2,680)	—
Net income (loss) including noncontrolling interest	875	1,587	891	(2,341)	1,012
Less: Net income (loss) attributable to noncontrolling interest	—	—	137	—	137
Net income (loss) available to Voya Financial, Inc.	$875	$1,587	$754	$(2,341)	$875

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$875	$1,587	$891	$(2,341)	$1,012
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(2,810)	(2,143)	(2,810)	4,953	(2,810)
Other-than-temporary impairments	32	30	32	(62)	32
Pension and other postretirement benefits liability	(11)	(2)	(11)	13	(11)
Other comprehensive income (loss), before tax	(2,789)	(2,115)	(2,789)	4,904	(2,789)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(693)	(412)	(694)	1,106	(693)
Other comprehensive income (loss), after tax	(2,096)	(1,703)	(2,095)	3,798	(2,096)
Comprehensive income (loss)	(1,221)	(116)	(1,204)	1,457	(1,084)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	137	—	137
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(1,221)	$(116)	$(1,341)	$1,457	$(1,221)

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$(2,992)	$(2,662)	$(2,517)	$5,379	$(2,792)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,191	813	1,191	(2,004)	1,191
Other-than-temporary impairments	(2)	(5)	(2)	7	(2)
Pension and other postretirement benefits liability	(15)	(3)	(15)	18	(15)
Other comprehensive income (loss), before tax	1,174	805	1,174	(1,979)	1,174
Income tax expense (benefit) related to items of other comprehensive income (loss)	364	258	364	(622)	364
Other comprehensive income (loss), after tax	810	547	810	(1,357)	810
Comprehensive income (loss)	(2,182)	(2,115)	(1,707)	4,022	(1,982)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	200	—	200
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(2,182)	$(2,115)	$(1,907)	$4,022	$(2,182)

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(27)	$311	$1,978	$(394)	$1,868
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	7,749	—	7,749
Equity securities	34	—	118	—	152
Mortgage loans on real estate	—	—	999	—	999
Limited partnerships/corporations	—	—	338	—	338
Acquisition of:
Fixed maturities	—	—	(8,946)	—	(8,946)
Equity securities	(36)	—	(33)	—	(69)
Mortgage loans on real estate	—	—	(875)	—	(875)
Limited partnerships/corporations	—	—	(381)	—	(381)
Short-term investments, net	212	—	125	—	337
Derivatives, net	—	—	97	—	97
Sales from consolidated investment entities	—	—	1,365	—	1,365
Purchases within consolidated investment entities	—	—	(994)	—	(994)
Maturity (issuance) of short-term intercompany loans, net	111	—	414	(525)	—
Return of capital contributions and dividends from subsidiaries	1,155	151	—	(1,306)	—
Capital contributions to subsidiaries	(55)	(55)	—	110	—
Collateral received (delivered), net	—	—	(103)	—	(103)
Other, net	(13)	1	27	—	15
Net cash provided by (used in) investing activities - discontinued operations	—	331	(297)	—	34
Net cash provided by (used in) investing activities	1,408	428	(397)	(1,721)	(282)
Condensed Consolidating Statement of Cash Flows (Continued) For the Year Ended December 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	6,096	—	6,096
Maturities and withdrawals from investment contracts	—	—	(5,503)	—	(5,503)
Settlements on deposit contracts	—	—	(10)	—	(10)
Proceeds from issuance of debt with maturities of more than three months	350	—	—	—	350
Repayment of debt with maturities of more than three months	(623)	(87)	—	—	(710)
Debt issuance costs	(6)	—	—	—	(6)
Net (repayments of) proceeds from short-term intercompany loans	(414)	(68)	(43)	525	—
Return of capital contributions and dividends to parent	—	(638)	(1,062)	1,700	—
Contributions of capital from parent	—	55	55	(110)	—
Borrowings of consolidated investment entities	—	—	773	—	773
Repayments of borrowings of consolidated investment entities	—	—	(656)	—	(656)
Contributions from (distributions to) participants in consolidated investment entities	—	—	(166)	—	(166)
Proceeds from issuance of common stock, net	3	—	—	—	3
Proceeds from issuance of preferred stock, net	319	—	—	—	319
Share-based compensation	(14)	—	—	—	(14)
Common stock acquired - Share repurchase	(1,025)	—	—	—	(1,025)
Dividends paid on common stock	(6)	—	—	—	(6)
Net cash used in financing activities - discontinued operations	—	—	(1,209)	—	(1,209)
Net cash (used in) provided by financing activities	(1,416)	(738)	(1,725)	2,115	(1,764)
Net (decrease) increase in cash and cash equivalents	(35)	1	(144)	—	(178)
Cash and cash equivalents, beginning of period	244	1	1,471	—	1,716
Cash and cash equivalents, end of period	209	2	1,327	—	1,538
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	—	—	—
Cash and cash equivalents of continuing operations, end of period	$209	$2	$1,327	$—	$1,538

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(18)	$138	$1,694	$(232)	$1,582
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	8,325	—	8,325
Equity securities, available-for-sale	25	—	29	—	54
Mortgage loans on real estate	—	—	955	—	955
Limited partnerships/corporations	—	—	236	—	236
Acquisition of:
Fixed maturities	—	—	(8,719)	—	(8,719)
Equity securities, available-for-sale	(34)	—	(13)	—	(47)
Mortgage loans on real estate	—	—	(1,638)	—	(1,638)
Limited partnerships/corporations	—	—	(332)	—	(332)
Short-term investments, net	—	—	(80)	—	(80)
Derivatives, net	—	—	213	—	213
Sales from consolidated investments entities	—	—	2,047	—	2,047
Purchases within consolidated investment entities	—	—	(2,036)	—	(2,036)
Issuance of intercompany loans with maturities more than three months	(34)	—	—	34	—
Maturity of Intercompany loans with maturities more than three months	34	—	—	(34)	—
Maturity (issuance) of short-term intercompany loans, net	87	—	(408)	321	—
Return of capital contributions and dividends from subsidiaries	1,020	1,024	—	(2,044)	—
Capital contributions to subsidiaries	(467)	(47)	—	514	—
Collateral (delivered) received, net	—	—	(148)	—	(148)
Other, net	—	—	3	—	3
Net cash used in investing activities - discontinued operations	—	—	(1,261)	—	(1,261)
Net cash provided by (used in) investing activities	631	977	(2,827)	(1,209)	(2,428)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Year Ended December 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	5,061	—	5,061
Maturities and withdrawals from investment contracts	—	—	(5,372)	—	(5,372)
Proceeds from issuance of debt with maturities of more than three months	399	—	—	—	399
Repayment of debt with maturities of more than three months	(494)	—	—	—	(494)
Debt issuance costs	(3)	—	—	—	(3)
Repayments of intercompany loans with maturities more than three months	—	—	(34)	34	—
Proceeds of intercompany loans with maturities of more than three months	—	—	34	(34)	—
Net (repayments of) proceeds from short-term intercompany loans	408	(143)	56	(321)	—
Return of capital contributions and dividends to parent	—	(1,020)	(1,256)	2,276	—
Contributions of capital from parent	—	47	467	(514)	—
Borrowings of consolidated investment entities	—	—	967	—	967
Repayments of borrowings of consolidated investment entities	—	—	(804)	—	(804)
Contributions from (distributions to) participants in consolidated investment entities	—	—	449	—	449
Proceeds from issuance of common stock, net	3	—	—	—	3
Share-based compensation	(8)	—	—	—	(8)
Common stock acquired - Share repurchase	(923)	—	—	—	(923)
Dividends paid	(8)	—	—	—	(8)
Net cash provided by financing activities - discontinued operations	—	—	384	—	384
Net cash (used in) provided by financing activities	(626)	(1,116)	(48)	1,441	(349)
Net (decrease) increase in cash and cash equivalents	(13)	(1)	(1,181)	—	(1,195)
Cash and cash equivalents, beginning of period	257	2	2,652	—	2,911
Cash and cash equivalents, end of period	244	1	1,471	—	1,716
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	498	—	498
Cash and cash equivalents of continuing operations, end of period	$244	$1	$973	$—	$1,218

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(224)	$190	$3,996	$(270)	$3,692
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	8,112	—	8,112
Equity securities, available-for-sale	18	—	86	—	104
Mortgage loans on real estate	—	—	747	—	747
Limited partnerships/corporations	—	—	306	—	306
Acquisition of:
Fixed maturities	—	—	(9,839)	—	(9,839)
Equity securities, available-for-sale	(23)	—	(24)	—	(47)
Mortgage loans on real estate	—	—	(1,481)	—	(1,481)
Limited partnerships/corporations	—	—	(367)	—	(367)
Short-term investments, net	—	—	31	—	31
Derivatives, net	1	—	(25)	—	(24)
Sales from consolidated investments entities	—	—	2,304	—	2,304
Purchases within consolidated investment entities	—	—	(1,727)	—	(1,727)
Maturity (issuance) of short-term intercompany loans, net	52	—	(11)	(41)	—
Return of capital contributions and dividends from subsidiaries	922	760	—	(1,682)	—
Capital contributions to subsidiaries	(215)	(64)	—	279	—
Collateral (delivered) received, net	—	—	(22)	—	(22)
Other, net	—	—	20	—	20
Net cash used in investing activities - discontinued operations	—	—	(1,800)	—	(1,800)
Net cash provided by (used in) investing activities	755	696	(3,690)	(1,444)	(3,683)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Year Ended December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	5,891	—	5,891
Maturities and withdrawals from investment contracts	—	—	(5,412)	—	(5,412)
Proceeds from issuance of debt with maturities of more than three months	798	—	—	—	798
Repayment of debt with maturities of more than three months	(744)	(65)	—	—	(809)
Debt issuance costs	(16)	—	—	—	(16)
Net proceeds from (repayments of) short-term intercompany loans	11	5	(57)	41	—
Return of capital contributions and dividends to parent	—	(892)	(1,060)	1,952	—
Contributions of capital from parent	—	50	229	(279)	—
Borrowings of consolidated investment entities	—	—	126	—	126
Repayments of borrowings of consolidated investment entities	—	—	(455)	—	(455)
Contributions from (distributions to) participants in consolidated investment entities	—	—	51	—	51
Proceeds from issuance of common stock, net	1	—	—	—	1
Share-based compensation	(7)	—	—	—	(7)
Common stock acquired - Share repurchase	(687)	—	—	—	(687)
Dividends paid	(8)	—	—	—	(8)
Net cash provided by financing activities - discontinued operations	—	—	916	—	916
Net cash (used in) provided by financing activities	(652)	(902)	229	1,714	389
Net (decrease) increase in cash and cash equivalents	(121)	(16)	535	—	398
Cash and cash equivalents, beginning of period	378	18	2,117	—	2,513
Cash and cash equivalents, end of period	257	2	2,652	—	2,911
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	815	—	815
Cash and cash equivalents of continuing operations, end of period	$257	$2	$1,837	$—	$2,096

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

24. Selected Consolidated Unaudited Quarterly Financial Data

The unaudited quarterly results of operations for 2018 and 2017 are summarized in the table below:

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	($ in millions, except per share amounts)
2018
Total revenues	$1,967	$2,113	$2,252	$2,182
Total benefits and expenses	1,946	1,872	2,066	2,020
Income (loss) from continuing operations before income taxes	21	241	186	162
Income (loss) from discontinued operations, net of tax	429	28	—	—
Net income (loss)	446	224	165	177
Less: Net income (loss) attributable to noncontrolling interest	—	58	23	56
Net income (loss) available to Voya Financial, Inc.	446	166	142	121
Earnings Per Share
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.10	$0.83	$0.89	$0.78
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$2.49	$0.17	$—	$—
Income (loss) available to Voya Financial, Inc.'s common shareholders	$2.59	$1.00	$0.89	$0.78
Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.10	$0.80	$0.87	$0.76
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$2.40	$0.16	$—	$—
Income (loss) available to Voya Financial, Inc.'s common shareholders	$2.50	$0.96	$0.87	$0.76

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	($ in millions, except per share amounts)
2017
Total revenues	$2,057	$2,191	$2,184	$2,186
Total benefits and expenses	1,944	2,036	2,144	1,966
Income (loss) from continuing operations before income taxes	113	155	40	220
Income (loss) from discontinued operations, net of tax	(162)	64	134	(2,616)
Net income (loss)	(142)	219	214	(3,083)
Less: Net income (loss) attributable to noncontrolling interest	1	52	65	82
Net income (loss) available to Voya Financial, Inc.'s common shareholders	(143)	167	149	(3,165)
Earnings Per Share
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.10	$0.56	$0.08	$(3.06)
Income (loss) from discontinuing operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.85)	$0.34	$0.75	$(14.58)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.75)	$0.90	$0.83	$(17.64)
Diluted(1)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.10	$0.55	$0.08	$(3.06)
Income (loss) from discontinuing operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.84)	$0.34	$0.73	$(14.58)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.74)	$0.89	$0.81	$(17.64)

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

Voya Financial, Inc.
Schedule I

Summary of Investments Other than Investments in Affiliates
As of December 31, 2018
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. Treasuries	$1,937	$2,295	$2,295
U.S. Government agencies and authorities	204	242	242
State, municipalities, and political subdivisions	1,652	1,659	1,659
U.S. corporate public securities	19,210	19,848	19,848
U.S. corporate private securities	6,264	6,232	6,232
Foreign corporate public securities and foreign governments(1)	5,429	5,455	5,455
Foreign corporate private securities(1)	5,176	5,094	5,094
Residential mortgage-backed securities	4,616	4,803	4,803
Commercial mortgage-backed securities	3,438	3,416	3,416
Other asset-backed securities	2,095	2,077	2,077
Total fixed maturities, including securities pledged	50,021	51,121	51,121
Equity securities, available-for-sale	255	273	273
Short-term investments	168	168	168
Mortgage loans on real estate	8,676	8,811	8,676
Policy loans	1,833	1,833	1,833
Limited partnerships/corporations	1,158	1,158	1,158
Derivatives	169	247	247
Other investments	90	92	90
Total investments	$62,370	$63,703	$63,566
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Balance Sheets
December 31, 2018 and 2017
(In millions, except share and per share data)

	As of December 31,
	2018	2017
Assets
Investments:
Equity securities, at fair value (cost of $99 as of 2018 and $115 as of 2017)	$99	$115
Short-term investments	—	212
Derivatives	39	49
Investments in subsidiaries	10,099	12,293
Total investments	10,237	12,669
Cash and cash equivalents	209	244
Short-term investments under securities loan agreements, including collateral delivered	11	11
Loans to subsidiaries and affiliates	79	191
Due from subsidiaries and affiliates	2	2
Deferred income taxes	553	406
Other assets	13	16
Total assets	$11,104	$13,539

Liabilities and Shareholders' Equity
Short-term debt	$4	$755
Long-term debt	2,763	2,681
Derivatives	39	49
Due to subsidiaries and affiliates	1	1
Current income taxes	37	—
Other liabilities	47	44
Total liabilities	2,891	3,530

Shareholders' equity:
Preferred stock ($0.01 par value per share; 325,000 shares authorized as of 2018; 325,000 shares issued and outstanding as of 2018; $325 aggregate liquidation preference)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 272,431,745 and 270,078,294 shares issued as of 2018 and 2017, respectively; 150,978,184 and 171,982,673 shares outstanding as of 2018 and 2017, respectively)	3	3
Treasury stock (at cost; 121,453,561 and 98,095,621 shares as of 2018 and 2017, respectively)	(4,981)	(3,827)
Additional paid-in capital	24,316	23,821
Accumulated other comprehensive income (loss)	607	2,731
Retained earnings (deficit):
Unappropriated	(11,732)	(12,719)
Total Voya Financial, Inc. shareholders' equity	8,213	10,009
Total liabilities and shareholders' equity	$11,104	$13,539

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Operations
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Net investment income	$1	$33	$19
Net realized capital gains (losses)	—	—	1
Other revenue	(5)	8	1
Total revenues	(4)	41	21

Expenses:
Interest expense	175	155	238
Other expenses	11	9	9
Total expenses	186	164	247
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(190)	(123)	(226)
Income tax expense (benefit)	—	113	(90)
Net income (loss) before equity in earnings (losses) of subsidiaries	(190)	(236)	(136)
Equity in earnings (losses) of subsidiaries, net of tax	1,065	(2,756)	(191)
Net income (loss) available to Voya Financial, Inc.	$875	$(2,992)	$(327)

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Comprehensive Income
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss) available to Voya Financial, Inc.	$875	$(2,992)	$(327)
Other comprehensive income (loss), after tax	(2,096)	810	496
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(1,221)	$(2,182)	$169

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss) available to Voya Financial, Inc.	$875	$(2,992)	$(327)
Adjustments to reconcile Net income (loss) available to Voya Financial, Inc. to Net cash used in operating activities:
Equity in (earnings) losses of subsidiaries	(1,065)	2,756	191
Dividends from subsidiaries	52	73	55
Deferred income tax expense (benefit)	25	131	(122)
Net realized capital gains	—	—	(1)
Share-based compensation	3	—	—
Change in:
Other receivables and asset accruals	40	32	(102)
Due from subsidiaries and affiliates	—	1	3
Due to subsidiaries and affiliates	—	1	—
Other payables and accruals	(3)	(18)	(16)
Other, net	46	(2)	95
Net cash used in operating activities	(27)	(18)	(224)

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of equity securities, available-for-sale	34	25	18
Acquisition of equity securities, available-for-sale	(36)	(34)	(23)
Short-term investments, net	212	—	—
Derivatives, net	—	—	1
Issuance of intercompany loans with maturities more than three months	—	(34)	—
Maturity of intercompany loans issued to subsidiaries with maturities more than three months	—	34	—
Maturity of short-term intercompany loans, net	111	87	52
Return of capital contributions and dividends from subsidiaries	1,155	1,020	922
Capital contributions to subsidiaries	(55)	(467)	(215)
Other, net	(13)	—	—
Net cash provided by investing activities	1,408	631	755

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc. Schedule II Condensed Financial Information of Parent Statements of Cash Flows (Continued) For the Years Ended December 31, 2018, 2017 and 2016 (In millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Financing Activities:
Proceeds from issuance of debt with maturities of more than three months	350	399	798
Repayment of debt with maturities of more than three months	(623)	(494)	(744)
Debt issuance costs	(6)	(3)	(16)
Net (repayments of) proceeds from short-term loans to subsidiaries	(414)	408	11
Proceeds from issuance of common stock, net	3	3	1
Proceeds from issuance of preferred stock, net	319	—	—
Share-based compensation	(14)	(8)	(7)
Common stock acquired - Share repurchase	(1,025)	(923)	(687)
Dividends paid	(6)	(8)	(8)
Net cash used in financing activities	(1,416)	(626)	(652)
Net decrease in cash and cash equivalents	(35)	(13)	(121)
Cash and cash equivalents, beginning of period	244	257	378
Cash and cash equivalents, end of period	$209	$244	$257

Supplemental cash flow information:
Income taxes paid (received), net	$1	$(154)	$64
Interest paid	152	138	156

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

The following table summarizes the carrying value of Voya Financial, Inc.'s loans to subsidiaries for the periods indicated:

			As of December 31,
Subsidiaries	Rate	Maturity Date	2018	2017
Voya Alternative Asset Management LLC	(1.95)%	06/30/2019	$2	$2
Voya Institutional Plan Services, LLC	2.42%	01/02/2018	—	20
Voya Institutional Plan Services, LLC	2.45%	01/03/2018	—	34
Voya Institutional Plan Services, LLC	2.46%	01/04/2018	—	5
Voya Institutional Plan Services, LLC	2.52%	01/09/2018	—	1
Voya Institutional Plan Services, LLC	2.53%	01/11/2018	—	5
Voya Institutional Plan Services, LLC	2.53%	01/12/2018	—	4
Voya Capital	3.39%	01/02/2019	4	1
Voya Investment Management, LLC	3.51%	01/25/2019	51	51
Voya Payroll Management, Inc.	3.39%	01/02/2019	6	—
Voya Holdings Inc.	2.57%	01/29/2018	—	68
Security Life of Denver International Limited	3.42%	01/03/2019	16	—
Total			$79	$191

Interest income earned on loans to subsidiaries was $5, $8 and $9 for the years ended December 31, 2018, 2017 and 2016, respectively. Interest income is included in Net investment income in the Condensed Statements of Operations.

3.    Financing Agreements

Debt Securities

The following table summarizes Voya Financial, Inc.'s short-term debt borrowings for the periods indicated:

	As of December 31,
	2018	2017
Intercompany financing - Subsidiaries	$4	$418
Current portion of long-term debt	—	337
Total	$4	$755

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

Intercompany financing

Under the reciprocal loan agreements with subsidiaries, interest is charged at the prevailing market interest rate for similar third-party borrowings for securities.

As of December 31, 2018 and 2017, Voya Financial, Inc. was in compliance with its debt covenants.

See Financing Agreements Note to these Consolidated Financial Statements for further information regarding long-term debt and the five-year maturities of long-term debt.

Credit Facilities

Voya Financial, Inc. uses credit facilities to provide collateral required primarily under its affiliated reinsurance transactions with captive insurance subsidiaries. As of December 31, 2018, unsecured and uncommitted credit facilities totaled $457, and unsecured and committed facilities totaled $4.7 billion. Voya Financial, Inc. additionally has $10 of secured facilities. Of the aggregate $5.1 billion capacity available, Voya Financial, Inc. utilized $3.4 billion in credit facilities outstanding as of December 31, 2018. Total fees associated with credit facilities in 2018, 2017 and 2016 totaled $28, $39 and $38, respectively.

Guarantees

In the normal course of business, Voya Financial, Inc. enters into indemnification agreements with financial institutions that issue surety bonds on behalf of Voya Financial, Inc. or its subsidiaries in connection with litigation matters.

Voya Financial, Inc. provides credit support to its Roaring River IV, LLC ("Roaring River IV") captive reinsurance subsidiary through a surplus maintenance agreement with a third-party bank in connection with a financing arrangement involving $565 of statutory reserve which matures December 31, 2028. The reimbursement agreement requires Voya Financial, Inc. to cause capital to be maintained in Roaring River IV Holding LLC, the intermediate holding company of Roaring River IV, and in Roaring River IV. These amounts will vary over time based on a percentage of Roaring River IV in force life insurance.

In addition, Voya Financial, Inc. provides guarantees to certain of our subsidiaries to support various business requirements:

•
Under the Buyer Facility Agreement put into place by Hannover Re, Voya Financial, Inc. and SLDI have contingent reimbursement obligations and Voya Financial, Inc. has guarantee obligations, up to the full $2.9 billion principal amount of the note issued pursuant to the agreement, if SLD or SLDI were to direct the sale or liquidation of the note other than as permitted by the Buyer Facility Agreement, or fail to return reinsurance collateral (including the note) upon termination of the Buyer Facility Agreement or as otherwise required by the Buyer Facility Agreement. In addition, Voya Financial, Inc. has agreed to indemnify Hannover Re for any losses it incurs in the event that SLD or SLDI were to exercise offset rights unrelated to the Hannover Re block.

•
Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of its subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent for the amount of the statutory reserves assumed by SLD. The current amount of reserves outstanding as of December 31, 2018 is $14.

•
Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13 principal amount Equitable Notes maturing in 2027, and provides a back-to-back guarantee to ING Group in respect of its guarantee of $358 combined principal amount of Aetna Notes.

•
Voya Financial, Inc. and Voya Holdings provide a guarantee to certain Voya insurance subsidiaries of VIAC’s payment obligations to those subsidiaries under certain VIAC surplus notes held by those subsidiaries. The agreement provides for Voya and Voya Holdings to reimburse the applicable subsidiary to the extent that any interest on, principal of, or any redemption payment with respect to such surplus note is unpaid by VIAC on its scheduled date of payment.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

There were no assets or liabilities recognized by Voya Financial, Inc. as of December 31, 2018 and 2017 in relation to these intercompany indemnifications, guarantees or support agreements. As of December 31, 2018 and 2017, no circumstances existed in which Voya Financial, Inc. was required to currently perform under these arrangements.

4.    Returns of Capital and Dividends

Voya Financial, Inc. received returns of capital and dividends from the following subsidiaries for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Voya Holdings Inc. (1)	$708	$1,020	$916
Security Life of Denver International Ltd	425	—	30
Security Life of Denver Insurance Company	52	73	54
Voya Insurance Management (Bermuda), Ltd (2)	—	—	1
Voya Financial Products Company, Inc.	12	—	—
Voya Services Company (3)	85	—	—
Total	$1,282	$1,093	$1,001
(1) The years ended December 31, 2018 and 2016 include $70 and $24 of non-cash activities, respectively.
(2) The entity was dissolved in 2016.
(3) The year ended December 31, 2018 includes $5 of non-cash activity.

5.    Income Taxes

As of December 31, 2018 and 2017, Voya Financial, Inc. held deferred tax assets related to loss and credit carryforwards, some of which have not been realized by its subsidiaries but have been reimbursed to the subsidiaries by Voya Financial, Inc. pursuant to the intercompany tax sharing agreement. The total deferred tax assets were primarily comprised of federal net operating loss, state net operating loss and credit carryforwards.

Valuation allowances have been applied to these deferred tax assets as of December 31, 2018 and 2017. Character, amount and estimated expiration date of the carryforwards and the related allowances are disclosed in the Income Taxes Note to the Consolidated Financial Statements.

As of December 31, 2018 and 2017, Voya Financial, Inc. has recognized deferred tax assets of $553 and $406, respectively, primarily related to federal net operating loss carryforwards in 2018 and federal net operating loss carryforwards and AMT credit carryforwards in 2017.

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

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
As of December 31, 2018 and 2017
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Contract Owner Account Balances	Unearned Premiums(1)
2018
Retirement	$1,271	$34,147	$—
Investment Management	1	—	—
Employee Benefits	99	2,109	(1)
Individual Life	2,679	19,645	—
Corporate	66	9,588	—
Total	$4,116	$65,489	$(1)

2017
Retirement	$882	$33,884	$—
Investment Management	1	—	—
Employee Benefits	84	2,146	(1)
Individual Life	2,366	19,801	—
Corporate	41	9,974	—
Total	$3,374	$65,805	$(1)
(1) Represents unearned premiums associated with short-duration products of the Company's accident and health business.

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
Years Ended December 31, 2018, 2017 and 2016
(In millions)

Segment	Net Investment Income (1)(2)	Premiums and Fee Income (1)(2)	Interest Credited and Other Benefits to Contract Owners	Amortization of DAC and VOBA	Other Operating Expenses(1)(2)	Premiums Written (Excluding Life)
2018
Retirement	$1,971	$879	$908	$117	$1,284	$—
Investment Management	(27)	663	—	3	555	—
Employee Benefits	113	1,741	1,317	17	356	1,187
Individual Life	908	1,659	2,125	227	275	—
Corporate	342	(75)	225	4	221	—
Total	$3,307	$4,867	$4,575	$368	$2,691	$1,187
2017
Retirement	$1,918	$750	$1,043	$238	$1,140	$—
Investment Management	(33)	675	—	3	558	—
Employee Benefits	108	1,663	1,293	11	336	1,155
Individual Life	866	1,695	1,963	266	272	—
Corporate	435	(35)	337	11	348	—
Total	$3,294	$4,748	$4,636	$529	$2,654	$1,155
2016
Retirement	$1,907	$1,512	$1,797	$198	$1,122	$—
Investment Management	(5)	627	—	3	529	—
Employee Benefits	110	1,509	1,169	16	306	974
Individual Life	875	1,663	2,001	181	324	—
Corporate	467	(45)	347	17	374	—
Total	$3,354	$5,266	$5,314	$415	$2,655	$974
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

Voya Financial, Inc.
Schedule IV
Reinsurance
Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Gross	Ceded	Assumed		Net	Percentage of Assumed to Net
2018
Life insurance in force	$760,429	$527,493	$252,502		$485,438	52.0%

Premiums:
Life insurance	$1,274	$1,313	$995		$956	104.1%
Accident and health insurance	1,275	138	1		1,138	0.1%
Annuity contracts	65	—	—		65	—%
Total premiums	$2,614	$1,451	$996		$2,159	46.1%

2017
Life insurance in force	$761,946	$575,495	$296,751		$483,202	61.4%

Premiums:
Life insurance	$1,280	$1,535	$1,191		$936	127.2%
Accident and health insurance	1,051	142	1		910	0.1%
Annuity contracts	275	—	—		275	—%
Total premiums	$2,606	$1,677	$1,192		$2,121	56.2%

2016
Life insurance in force	$790,570	$612,356	$318,443		$496,657	64.1%

Premiums:
Life insurance	$1,335	$1,583	$1,221		$973	125.5%
Accident and health insurance	1,056	128	1		929	0.1%
Annuity contracts	893	—	—	*	893	—%
Total premiums	$3,284	$1,711	$1,222		$2,795	43.7%
*Less than $1.

Voya Financial, Inc.
Schedule V

Valuation and Qualifying Accounts
Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Balance at January 1,	Charged to Costs and Expenses	Write-offs/ Payments/ Other	Balance at December 31,
2018
Valuation allowance on deferred tax assets	$653	$(15)	$—	$638
Allowance for losses on commercial mortgage loans	3	(1)	—	2
2017
Valuation allowance on deferred tax assets	$964	$(311)	$—	$653
Allowance for losses on commercial mortgage loans	3	—	—	3
2016
Valuation allowance on deferred tax assets	$963	$6	$(5)	$964
Allowance for losses on commercial mortgage loans	3	—	—	3

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 pertaining to financial reporting in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, Voya Financial, Inc. has maintained effective internal control over financial reporting as of December 31, 2018.

Attestation Report of the Company's Registered Public Accounting Firm

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued their attestation report on management's internal control over financial reporting which is set forth below.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Voya Financial, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Voya Financial, Inc.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Voya Financial, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Voya Financial, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 22, 2019

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2019 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2019 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2018, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

(shares in millions)	2014 Omnibus Plan	2013 Omnibus Plan
Authorized for issuance	$17.8	$7.7
Issued and reserved for issuance of outstanding:
RSUs	5.1	3.1
RSUs - Deal incentive awards	—	2.0
PSU awards (1)	3.4	2.3
Stock options	3.0	—
Shares available for issuance	$6.3	$0.3
(1) PSUs awarded under the Omnibus Plans entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions.

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference to the definitive Proxy Statement relating to the Company's 2019 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2019 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2019 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3.3
Certificate of Designations with respect to the Series A Preferred Stock of the Company, dated September 12, 2018 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-35897 filed on September 12, 2018)

4.01	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-184847), filed on April 16, 2013)
4.02
Indenture, dated as of July 13, 2012, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

4.03
First Supplemental Indenture, dated as of July 13, 2012, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

4.04
Second Supplemental Indenture, dated as of February 11, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.74 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

4.05
Third Supplemental Indenture, dated as of July 26, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on July 26, 2013)

4.06
Fifth Supplemental Indenture, dated as of June 13, 2016, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on June 14, 2016)

4.07
Sixth Supplemental Indenture, dated as of June 13, 2016, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on June 14, 2016)

4.08
Seventh Supplemental Indenture, dated as of July 5, 2017, by and among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on July 5, 2017)

4.09
Junior Subordinated Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 23, 2013)

4.10
First Supplemental Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 23, 2013)

4.11
Second Supplemental Indenture, dated as of January 23, 2018, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on January 23, 2018)

10.01
Warrant Agreement, dated as of May 7, 2013, among ING U.S., Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.02
Amendment No. 1 to Warrant Agreement, dated as of May 22, 2017, among Voya Financial, Inc., ING Groep, N.V. and Computershare Inc. (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-3 (No. 333-218956) filed on June 23, 2017)

10.03
Amendment No. 2 to Warrant Agreement, dated as of November 10, 2017, among Voya Financial, ING Groep, N.V. and Computershare Inc. (incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 23, 2018)

Exhibit No.	Description of Exhibit
10.04
Indenture, dated as of August 1, 1993, between Aetna Life and Casualty Company and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.05
First Indenture Supplement, dated as of August 1, 1996 between Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company) and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.06
Second Indenture Supplement, dated as of October 30, 2000, among Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company), Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.07
Third Indenture Supplement, dated as of December 13, 2000, among Aetna, Inc., ING Groep N.V. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.08
Indenture, dated as of July 1, 1996, among Aetna Life and Casualty Company, Aetna, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.09
First Indenture Supplement dated as of October 30, 2000 among Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company), Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.10
Second Indenture Supplement dated as of December 13, 2000, between Lion Connecticut Holdings, Inc. (as successor to Aetna, Inc., Aetna Services, Inc. and Aetna Life and Casualty Company) and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.11
Term Loan Agreement, dated as of April 20, 2012, among Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.12
Second Amended and Restated Revolving Credit Agreement dated as of May 6, 2016, among Voya Financial, Inc., Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on May 6, 2016)

10.13
Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of March 30, 2017, among Voya Financial, Inc., Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 3, 2017)

10.14
Second Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of January 24, 2018, among Voya Financial, Inc., Bank of America, N.A., and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on January 30, 2018

10.15
Deposit Agreement, dated as of May 15, 2000 between the Federal Home Loan Bank of Topeka and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.16
Advance, Pledge and Security Agreement, dated as of August 30, 2004, by and between the Federal Home Loan Bank of Topeka and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.17
Amended and Restated Institutional Custody Agreement, dated as of May 12, 2004, by and between Security Life of Denver Insurance Company and the Federal Home Loan Bank of Topeka (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.18
Account Control Agreement, dated as of February 8, 2018, by and between Voya Retirement Insurance and Annuity Company, Federal Home Loan Bank of Boston, and The Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018 (File No. 001-35897) filed on May 2, 2018)

Exhibit No.	Description of Exhibit
10.19
Advances, Collateral Pledge and Security Agreement, dated as of February 8, 2018, by and between Voya Retirement Insurance and Annuity Company and the Federal Home Loan Bank of Boston (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018 (File No. 001-35897) filed on May 2, 2018)

10.20
Master Asset Purchase Agreement, dated as of January 22, 2009, by and among Scottish Re Group Limited, Scottish Holdings, Inc., Scottish Re (U.S.), Inc., Scottish Re Life (Bermuda) Limited, Scottish Re (Dublin) Limited, Hannover Life Reassurance Company of America, Hannover Life Reassurance (Ireland) Limited, Security Life of Denver Insurance Company, Security Life of Denver International Limited (incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.21
Reinsurance Agreement, effective as of January 1, 2009, between Security Life of Denver Insurance Company and Hannover Life Reassurance Company of America (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.22
Reinsurance Agreement, effective as of July 1, 2011, between Security Life of Denver International Limited and Hannover Life Reassurance (Ireland) Limited (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.23
Reinsurance Agreement, effective as of July 1, 2011, between Security Life of Denver International Limited and Hannover Life Reassurance (Ireland) Limited (incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.24
Reinsurance Agreement, effective as of July 1, 2011, between Security Life of Denver International Limited and Hannover Life Reassurance (Ireland) Limited (incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.25
Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and The Lincoln National Life Insurance Company (incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.26
Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and The Lincoln National Life Insurance Company (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.27
Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.28
Amendment No. 1 to Coinsurance Agreement, effective March 1, 2007 between ING Life Insurance and Annuity Company (F/K/A Aetna Life Insurance and Annuity Company) and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.29
Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.30
Tax Sharing Agreement by and between ING America Insurance Holdings, Inc. and various subsidiaries with respect to federal taxes (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.31
Tax Sharing Agreement by and between ING America Insurance Holdings, Inc. and various subsidiaries with respect to state taxes (incorporated by reference to Exhibit 10.31 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.32
Equity Administration Agreement between ING U.S., Inc. and ING Groep N.V. dated as of May 7, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.33
Master Claim Agreement, dated April 17, 2012, between ING Groep N.V., ING America Insurance Holdings, Inc. and ING Insurance Eurasia N.V. (incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.34
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 5, 2013)

10.35
Employment Agreement, dated December 11, 2014, of Rodney O. Martin, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on December 16, 2014)

Exhibit No.	Description of Exhibit
10.36+
Amended Agreement with Rodney O. Martin, Jr., dated September 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on September 21, 2017)

10.37+
Amendment Agreement with Rodney O. Martin, Jr. dated September 27, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 1, 2018)

10.38+	Amended and Restated Offer Letter of Alain M. Karaoglan, (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on July 31, 2013)
10.39+
ING Group Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.40+
Form of ING Group Grant of Deferred Shares (incorporated by reference to Exhibit 10.55 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.41+
ING Group Long-Term Equity Ownership Plan (incorporated by reference to Exhibit 10.56 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.42+
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

10.44+
ING Americas Supplemental Executive Retirement Plan (Amended/Restated December 2011) (incorporated by reference to Exhibit 10.59 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No.333-184847) filed on January 23, 2013)

10.45+*	Amended and Restated Voya Retirement Plan, effective January 1, 2018
10.46+
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

10.53+	Form of Voya Financial, Inc. Severance Plan for Senior Managers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 5, 2016)
10.54+
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

Exhibit No.	Description of Exhibit
10.58+	ING Directors’ Pension Scheme (incorporated by reference to Exhibit 10.72 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)
10.59+
Form of ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.79 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 16, 2013)

10.60+
Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)

10.61+
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

10.62+
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

10.63+
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

10.64+
Notice of conversion of restricted stock units granted in 2013 under the ING America Insurance Holdings, Inc. Equity Compensation Plan, as amended, into restricted stock units of ING U.S., Inc. under the 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-35897) filed on June 20, 2013)

10.65+
Form of ING U.S., Inc. 2013 Omnibus Non-Employee Director Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.94 to the Company’s Registration Statement on Form S-1 (File No. 333-191163) filed on September 13, 2013)

10.66+
Form of ING U.S., Inc. 2013 Omnibus Employee Incentive Plan Award Supplement Providing for Dividend Equivalent Rights (incorporated by reference to Exhibit 10.95 to the Company’s Registration Statement on Form S-1 (File No. 333-191163) filed on September 13, 2013)

10.67+
Form of 2014 Restricted Stock Unit Award Agreement under the Voya Financial, Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on March 10, 2014)

10.68
Master Outsourcing Services Agreement between ING North America Insurance Corporation and Milliman, Inc. dated as of June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2014)

10.69+	Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)
10.70+
Form of 2015 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 8, 2015)

10.71+
Form of Chief Executive Officer 2015 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 8, 2015)

10.72+
Form of Option Plan Grant Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on December 18, 2015)

10.73+
Form of 2016 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 6, 2016)

10.74+
Form of Chief Executive Officer 2016 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 5, 2016)

Exhibit No.	Description of Exhibit
10.75+
Form of 2017 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 3, 2017)

10.76+
Form of Chief Executive Officer 2017 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 3, 2017)

10.77+
Form of Chief Financial Officer Grant Award under the Voya Financial Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on October 28, 2016)

10.78
Hannover Re Buyer Facility Agreement Dated as of September 24, 2015 Among Security Life of Denver International Limited, Voya Financial, Inc., Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited and Hannover Rück SE (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 6, 2015)

10.79+	Offer Letter of Charles P. Nelson, dated April 7, 2015 (incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 25, 2016)
10.80+	Offer Letter of Christine Hurtsellers, dated September 24, 2004 (incorporated by reference to Exhibit 10.98 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 23, 2017)
10.81+
Promotion and Compensation Memorandum of Christine Hurtsellers, dated February 12, 2009 (incorporated by reference to Exhibit 10.99 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 23, 2017)

10.82**
Master Agreement for Outsourced Services between Voya Services Company and Cognizant Worldwide Limited dated as of July 31, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 1, 2017)

10.83+*	Offer Letter of Patricia J. Walsh, dated August 6, 2015
21.1*	List of Subsidiaries of Voya Financial, Inc.
23.1*	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Michael S. Smith, Chief Financial Officer
32.1*	Section 1350 Certification of Rodney O. Martin, Chief Executive Officer
32.2*	Section 1350 Certification of Michael S. Smith, Chief Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
+ This exhibit is a management contract or compensatory plan or arrangement
** Confidential portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2019	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
Michael S. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature below constitutes and appoints Rodney O. Martin, Jr., Michael S. Smith and Patricia J. Walsh as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rodney O. Martin, Jr.	Chairman and Chief Executive Officer(Principal Executive Officer)	February 22, 2019
Rodney O. Martin, Jr.

/s/ Curtis Arledge	Director	February 22, 2019
Curtis Arledge

/s/ Lynne Biggar	Director	February 22, 2019
Lynne Biggar

/s/ Jane P. Chwick	Director	February 22, 2019
Jane P. Chwick

/s/ Ruth Ann M. Gillis	Director	February 22, 2019
Ruth Ann M. Gillis

/s/ J. Barry Griswell	Director	February 22, 2019
J. Barry Griswell

/s/ Byron H. Pollitt, Jr.	Director	February 22, 2019
Byron H. Pollitt, Jr.

/s/ Joseph V. Tripodi	Director	February 22, 2019
Joseph V. Tripodi

/s/ David Zwiener	Director	February 22, 2019
David Zwiener

/s/ Michael S. Smith	Chief Financial Officer (Principal Financial Officer)	February 22, 2019
Michael S. Smith

/s/ C. Landon Cobb, Jr.	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2019
C. Landon Cobb, Jr.

