Form 10-Q
period 2019-03-31
Voya Financial, Inc.
filed 2019-05-08
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             ☐ Yes    ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.             ☐ Yes    ☐ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.01 Par Value	VOYA	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 3, 2019, 144,123,309 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended March 31, 2019

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, (x) changes in the policies of governments and/or regulatory authorities, and (xi) our ability to successfully manage the separation of the fixed and variable annuities businesses that we sold to VA Capital Company LLC on June 1, 2018, including the transition services on the expected timeline and economic terms. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" in the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-35897) (the "Annual Report on Form 10-K").
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	March 31, 2019	December 31, 2018
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $45,082 as of 2019 and $45,241 as of 2018)	$47,923	$46,298
Fixed maturities, at fair value using the fair value option	3,159	2,956
Equity securities, at fair value (cost of $330 as of 2019 and $255 as of 2018)	355	273
Short-term investments	192	168
Mortgage loans on real estate, net of valuation allowance of $1 as of 2019 and $2 as of 2018	8,516	8,676
Policy loans	1,827	1,833
Limited partnerships/corporations	1,166	1,158
Derivatives	314	247
Other investments	89	90
Securities pledged (amortized cost of $1,940 as of 2019 and $1,824 as of 2018)	2,084	1,867
Total investments	65,625	63,566
Cash and cash equivalents	1,033	1,538
Short-term investments under securities loan agreements, including collateral delivered	1,886	1,684
Accrued investment income	699	650
Premium receivable and reinsurance recoverable	6,753	6,860
Deferred policy acquisition costs and Value of business acquired	3,600	4,116
Current income taxes	222	237
Deferred income taxes	864	1,157
Other assets	1,353	1,336
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,426	1,421
Cash and cash equivalents	307	331
Corporate loans, at fair value using the fair value option	551	542
Other assets	17	16
Assets held in separate accounts	77,649	71,228
Total assets	$161,985	$154,682

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	March 31, 2019	December 31, 2018
Liabilities and Shareholders' Equity:
Future policy benefits	$14,660	$14,488
Contract owner account balances	50,706	51,001
Payables under securities loan and repurchase agreements, including collateral held	1,978	1,821
Short-term debt	1	1
Long-term debt	3,136	3,136
Derivatives	243	139
Pension and other postretirement provisions	465	551
Other liabilities	2,141	2,148
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	529	540
Other liabilities	671	688
Liabilities related to separate accounts	77,649	71,228
Total liabilities	152,179	145,741

Commitments and Contingencies (Note 13)

Shareholders' equity:
Preferred stock ($0.01 par value per share; 325,000 shares authorized, issued and outstanding as of 2019 and 2018; $325 aggregate liquidation preference as of 2019 and 2018)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 274,936,923 and 272,431,745 shares issued as of 2019 and 2018, respectively; 147,970,796 and 150,978,184 shares outstanding as of 2019 and 2018, respectively)	3	3
Treasury stock (at cost; 126,966,127 and 121,453,561 shares as of 2019 and 2018, respectively)	(5,203)	(4,981)
Additional paid-in capital	24,310	24,316
Accumulated other comprehensive income (loss)	1,966	607
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	—
Unappropriated	(12,011)	(11,732)
Total Voya Financial, Inc. shareholders' equity	9,065	8,213
Noncontrolling interest	741	728
Total shareholders' equity	9,806	8,941
Total liabilities and shareholders' equity	$161,985	$154,682

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Net investment income	$815	$823
Fee income	665	676
Premiums	582	539
Net realized capital gains (losses):
Total other-than-temporary impairments	(33)	(14)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—
Net other-than-temporary impairments recognized in earnings	(33)	(14)
Other net realized capital gains (losses)	50	(167)
Total net realized capital gains (losses)	17	(181)
Other revenue	113	99
Income (loss) related to consolidated investment entities:
Net investment income	5	11
Total revenues	2,197	1,967
Benefits and expenses:
Policyholder benefits	815	708
Interest credited to contract owner account balances	371	382
Operating expenses	702	700
Net amortization of Deferred policy acquisition costs and Value of business acquired	85	100
Interest expense	42	49
Operating expenses related to consolidated investment entities:
Interest expense	5	6
Other expense	—	1
Total benefits and expenses	2,020	1,946
Income (loss) from continuing operations before income taxes	177	21
Income tax expense (benefit)	25	4
Income (loss) from continuing operations	152	17
Income (loss) from discontinued operations, net of tax	(79)	429
Net income (loss)	73	446
Less: Net income (loss) attributable to noncontrolling interest	(1)	—
Net income (loss) available to Voya Financial, Inc.	74	446
Less: Preferred stock dividends	10	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$64	$446

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.97	$0.10
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.44	$2.59

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.95	$0.10
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.42	$2.50

Cash dividends declared per share of common stock	$0.01	$0.01

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$73	$446
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,284	(1,523)
Other-than-temporary impairments	1	20
Pension and other postretirement benefits liability	(1)	(3)
Other comprehensive income (loss), before tax	1,284	(1,506)
Income tax expense (benefit) related to items of other comprehensive income (loss)	268	(314)
Other comprehensive income (loss), after tax	1,016	(1,192)
Comprehensive income (loss)	1,089	(746)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1)	—
Comprehensive income (loss) attributable to Voya Financial, Inc.	$1,090	$(746)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Three Months Ended March 31, 2019 (Unaudited) (In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Appropriated	Unappropriated
Balance as of January 1, 2019	$—	$3	$(4,981)	$24,316	$607	$—	$(11,732)	$8,213	$728	$8,941
Adoption of ASU 2018-02	—	—	—	—	343	—	(343)	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	74	74	(1)	73
Other comprehensive income (loss), after tax	—	—	—	—	1,016	—	—	1,016	—	1,016
Total comprehensive income (loss)								1,090	(1)	1,089
Common stock issuance	—	—	—	2	—	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(200)	(50)	—	—	—	(250)	—	(250)
Dividends on preferred stock	—	—	—	—	—	—	(10)	(10)	—	(10)
Dividends on common stock	—	—	—	(1)	—	—	—	(1)	—	(1)
Share-based compensation	—	—	(22)	43	—	—	—	21	—	21
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	14	14
Balance as of March 31, 2019	$—	$3	$(5,203)	$24,310	$1,966	$—	$(12,011)	$9,065	$741	$9,806

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Three Months Ended March 31, 2018 (Unaudited) (In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Appropriated	Unappropriated
Balance as of January 1, 2018	$—	$3	$(3,827)	$23,821	$2,731	$—	$(12,719)	$10,009	$1,030	$11,039
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	—	—	—	84	84	—	84
Adjustment for adoption of ASU 2016-01	—	—	—	—	(28)	—	28	—	—	—
Balance as of January 1, 2018 - As adjusted	—	3	(3,827)	23,821	2,703	—	(12,607)	10,093	1,030	11,123
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	446	446	—	446
Other comprehensive income (loss), after tax	—	—	—	—	(1,192)	—	—	(1,192)	—	(1,192)
Total comprehensive income (loss)								(746)	—	(746)
Common stock issuance	—	—	—	2	—	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(100)	100	—	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	(2)	—	—	—	(2)	—	(2)
Share-based compensation	—	—	(9)	40	—	—	—	31	—	31
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	1	1
Balance as of March 31, 2018	$—	$3	$(3,936)	$23,961	$1,511	$—	$(12,161)	$9,378	$1,031	$10,409

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net cash provided by operating activities - continuing operations	$131	$38
Net cash provided by operating activities - discontinued operations	—	363
Net cash provided by operating activities	131	401
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,414	2,077
Equity securities	9	6
Mortgage loans on real estate	338	241
Limited partnerships/corporations	44	30
Acquisition of:
Fixed maturities	(2,500)	(2,254)
Equity securities	(18)	(12)
Mortgage loans on real estate	(180)	(391)
Limited partnerships/corporations	(74)	(54)
Short-term investments, net	(24)	278
Derivatives, net	39	17
Sales from consolidated investment entities	57	88
Purchases within consolidated investment entities	(91)	(138)
Collateral received (delivered), net	(45)	—
Other, net	(13)	(17)
Net cash provided by investing activities - discontinued operations	—	365
Net cash (used in) provided by investing activities	(44)	236
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,453	1,415
Maturities and withdrawals from investment contracts	(1,780)	(1,360)
Settlements on deposit contracts	(2)	—
Proceeds from issuance of debt with maturities of more than three months	—	350
Repayment of debt with maturities of more than three months	—	(350)
Debt issuance costs	—	(6)
Borrowings of consolidated investment entities	36	62
Contributions from (distributions to) participants in consolidated investment entities, net	(25)	(19)
Proceeds from issuance of common stock, net	2	2
Share-based compensation	(15)	(9)
Common stock acquired - Share repurchase	(250)	—
Dividends paid on common stock	(1)	(2)
Dividends paid on preferred stock	(10)	—
Net cash used in financing activities - discontinued operations	—	(480)
Net cash used in by financing activities	(592)	(397)
Net (decrease) increase in cash and cash equivalents	(505)	240
Cash and cash equivalents, beginning of period	1,538	1,716
Cash and cash equivalents, end of period	1,033	1,956
Less: Cash and cash equivalents of discontinued operations, end of period	—	545
Cash and cash equivalents of continuing operations, end of period	$1,033	$1,411
Non-cash investing and financing activities:
Initial recognition of operating leases upon adoption of ASU 2016-02	$146	$—

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

The Company provides its principal products and services through four segments: Retirement, Investment Management, Employee Benefits and Individual Life. In addition, the Company includes in Corporate activities not directly related to its segments, results of the Retained Business (defined in the Discontinued Operations Note in these Condensed Consolidated Financial Statements) and certain run-off activities that are not meaningful to the Company's business strategy. See the Segments Note to these Condensed Consolidated Financial Statements.

After conducting a strategic review of the Individual Life business, in October 2018, the Company announced that it would retain the in-force block of individual life policies and cease new individual life insurance sales, effective December 31, 2018. Applications for individual life insurance policies were accepted through the end of 2018, resulting in some placement of policies in early 2019. The Company will continue to manage its existing in-force Individual Life business as a separate segment, with results included in the Company's Adjusted operating earnings before income taxes.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2019, its results of operations, comprehensive income, changes in shareholders' equity and statements of cash flows for the three months ended March 31, 2019 and 2018, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2018 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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
January 1, 2019, with the change reported in the period of adoption.
The impact to the January 1, 2019 Condensed Consolidated Balance Sheet was an increase to Accumulated other comprehensive income of $343, with a corresponding decrease to Retained earnings. The ASU did not have a material impact on the Company's results of operations, cash flows, or disclosures.

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
• Expands an entity's ability to hedge nonfinancial and financial risk components and reduces complexity in accounting for fair value hedges of interest rate risk,
• Eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item, and
• Eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness, and modifies required disclosures.

In October 2018, the FASB issued an amendment which expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting.
January 1, 2019, using the modified retrospective method, with the exception of the presentation and disclosure requirements which were adopted prospectively.
The adoption had no effect on the Company's financial condition, results of operations, or cash flows. The adoption resulted in a change to the Company's significant accounting policy with respect to Derivatives, as follows:

Fair Value Hedge: For derivative instruments that are designated and qualify as a fair value hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the same line item in the Condensed Consolidated Statements of Operations as impacted by the hedged item.

Cash Flow Hedge: For derivative instruments that are designated and qualify as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is reported as a component of AOCI. Those amounts are subsequently reclassified to earnings when the hedged item affects earnings, and are reported in the same line item in the Condensed Consolidated Statements of Operations as impacted by the hedged item.

Other required disclosure changes have been included in Note 4, Derivative Financial Instruments.

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
January 1, 2019 using the modified retrospective method.
Adoption of the ASU resulted in the establishment of a $146 lease liability for operating leases and a corresponding right-of-use asset, which are included in Other liabilities and Other assets, respectively. The Company elected the practical expedients at transition. The ASU did not impact the Company's Shareholders’ equity or results of operations, and did not materially impact cash flows or disclosures.

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
ASU 2019-04, Codification Improvements to Financial Instruments
This standard, issued in April 2019, represents changes to clarify, correct errors in, and improve the financial instruments guidance in the following areas: • Topic 326, Financial Instruments-Credit Losses, • Topic 815, Derivatives and Hedging, and • Topic 825, Financial Instruments.
		Generally January 1, 2020, including interim periods, with early adoption permitted. The effective dates and transition methods vary by provision.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2019-04.
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

VA Capital provided the Company with its proposed purchase price adjustments in December 2018. Income (loss) from discontinued operations, net of tax in the first quarter of 2019 includes a $79 charge related to a proposed settlement of such purchase price true-up amounts payable by the Company in connection with the Transaction. The Company does not anticipate further material charges in connection with the Transaction.

The following table summarizes the components of Income (loss) from discontinued operations, net of tax for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Revenues:
Net investment income	$—	$305
Fee income	—	179
Premiums	—	44
Total net realized capital gains (losses)	—	(176)
Other revenue	—	6
Total revenues	—	358
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	320
Operating expenses	—	54
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	10
Interest expense	—	5
Total benefits and expenses	—	389
Income (loss) from discontinued operations before income taxes	—	(31)
Income tax expense (benefit)	—	(11)
Adjustment to loss on sale, net of tax	(79)	449
Income (loss) from discontinued operations, net of tax	$(79)	$429

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2019:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$1,789	$413	$1	$—	$2,201	$—
U.S. Government agencies and authorities	204	44	—	—	248	—
State, municipalities and political subdivisions	1,659	63	7	—	1,715	—
U.S. corporate public securities	18,671	1,649	133	—	20,187	—
U.S. corporate private securities	6,364	321	65	—	6,620	—
Foreign corporate public securities and foreign governments(1)	5,436	341	63	—	5,714	—
Foreign corporate private securities(1)	5,132	171	30	—	5,273	—
Residential mortgage-backed securities:
Agency	3,013	155	18	13	3,163	—
Non-Agency	1,867	81	11	13	1,950	11
Total Residential mortgage-backed securities	4,880	236	29	26	5,113	11
Commercial mortgage-backed securities	3,785	77	35	—	3,827	—
Other asset-backed securities	2,261	34	27	—	2,268	2
Total fixed maturities, including securities pledged	50,181	3,349	390	26	53,166	13
Less: Securities pledged	1,940	167	23	—	2,084	—
Total fixed maturities	$48,241	$3,182	$367	$26	$51,082	$13
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
(4) Amount excludes $349 of net unrealized gains on impaired available-for-sale securities.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2019, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,294	$1,306
After one year through five years	6,772	6,961
After five years through ten years	9,447	9,746
After ten years	21,742	23,945
Mortgage-backed securities	8,665	8,940
Other asset-backed securities	2,261	2,268
Fixed maturities, including securities pledged	$50,181	$53,166

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2019 and December 31, 2018, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2019
Communications	$2,447	$265	$9	$2,703
Financial	5,295	449	23	5,721
Industrial and other companies	15,315	869	121	16,063
Energy	3,912	347	69	4,190
Utilities	6,381	421	48	6,754
Transportation	1,408	91	11	1,488
Total	$34,758	$2,442	$281	$36,919

December 31, 2018
Communications	$2,554	$162	$35	$2,681
Financial	5,200	293	90	5,403
Industrial and other companies	15,591	487	422	15,656
Energy	4,034	194	143	4,085
Utilities	6,560	253	158	6,655
Transportation	1,281	47	32	1,296
Total	$35,220	$1,436	$880	$35,776

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2019 and December 31, 2018, approximately 41.0% and 41.6%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of March 31, 2019 and December 31, 2018, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of March 31, 2019, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transaction was $49 and $46, respectively, and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2018, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transaction was $45 and $46, respectively. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Securities Lending

As of March 31, 2019 and December 31, 2018, the fair value of loaned securities was $1,842 and $1,635, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2019 and December 31, 2018, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $1,681 and $1,581, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, liabilities to return collateral of $1,681 and $1,581, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2019 and December 31, 2018, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $225 and $111, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	March 31, 2019 (1)(2)	December 31, 2018 (1)(2)
U.S. Treasuries	$444	$337
U.S. Government agencies and authorities	16	7
U.S. corporate public securities	1,077	992
Equity Securities	—	1
Foreign corporate public securities and foreign governments	369	355
Payables under securities loan agreements	$1,906	$1,692
(1)As of March 31, 2019 and December 31, 2018, borrowings under securities lending transactions include cash collateral of $1,681 and $1,581, respectively.
(2)As of March 31, 2019 and December 31, 2018, borrowings under securities lending transactions include non-cash collateral of $225 and $111, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2019:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—		$—	$—		$89	$1	$89	$1
State, municipalities and political subdivisions	6	—	*	2	—	*	245	7	253	7
U.S. corporate public securities	248	5		711	18		2,015	110	2,974	133
U.S. corporate private securities	215	4		27	—	*	1,200	61	1,442	65
Foreign corporate public securities and foreign governments	110	1		185	6		987	56	1,282	63
Foreign corporate private securities	40	—	*	226	5		741	25	1,007	30
Residential mortgage-backed	449	6		64	1		730	22	1,243	29
Commercial mortgage-backed	369	3		136	4		654	28	1,159	35
Other asset-backed	643	8		496	13		172	6	1,311	27
Total	$2,080	$27		$1,847	$47		$6,833	$316	$10,760	$390
*Less than $1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2018:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—	$24	$—	*	$94	$2	$118	$2
State, municipalities and political subdivisions	140	1	383	9		241	12	764	22
U.S. corporate public securities	2,701	81	3,843	224		972	110	7,516	415
U.S. corporate private securities	951	21	1,397	47		888	102	3,236	170
Foreign corporate public securities and foreign governments	992	28	1,387	91		314	48	2,693	167
Foreign corporate private securities	859	14	1,271	99		403	39	2,533	152
Residential mortgage-backed	500	9	397	9		602	35	1,499	53
Commercial mortgage-backed	854	13	701	20		550	22	2,105	55
Other asset-backed	834	21	602	25		98	2	1,534	48
Total	$7,831	$188	$10,005	$524		$4,162	$372	$21,998	$1,084

*Less than $1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 95.6% and 91.8% of the average book value as of March 31, 2019 and December 31, 2018, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2019
Six months or less below amortized cost	$2,371	$70	$58	$19	358	14
More than six months and twelve months or less below amortized cost	1,888	—	44	—	264	4
More than twelve months below amortized cost	6,684	137	228	41	1,001	12
Total	$10,943	$207	$330	$60	1,623	30

December 31, 2018
Six months or less below amortized cost	$8,131	$197	$204	$50	1,023	30
More than six months and twelve months or less below amortized cost	10,364	117	473	44	1,314	9
More than twelve months below amortized cost	4,154	119	271	42	702	11
Total	$22,649	$433	$948	$136	3,039	50

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2019
U.S. Treasuries	$90	$—	$1	$—	18	—
State, municipalities and political subdivisions	260	—	7	—	66	—
U.S. corporate public securities	3,047	60	112	21	404	3
U.S. corporate private securities	1,414	93	39	26	111	2
Foreign corporate public securities and foreign governments	1,296	49	51	12	160	6
Foreign corporate private securities	1,037	—	30	—	67	—
Residential mortgage-backed	1,269	3	28	1	346	18
Commercial mortgage-backed	1,194	—	35	—	186	—
Other asset-backed	1,336	2	27	—	265	1
Total	$10,943	$207	$330	$60	1,623	30

December 31, 2018
U.S. Treasuries	$120	$—	$2	$—	24	—
State, municipalities and political subdivisions	786	—	22	—	146	—
U.S. corporate public securities	7,807	124	376	39	1,053	10
U.S. corporate private securities	3,312	94	139	31	253	2
Foreign corporate public securities and foreign governments	2,750	110	139	28	376	10
Foreign corporate private securities	2,590	95	117	35	160	6
Residential mortgage-backed	1,551	1	52	1	414	16
Commercial mortgage-backed	2,160	—	55	—	320	1
Other asset-backed	1,573	9	46	2	293	5
Total	$22,649	$433	$948	$136	3,039	50

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for Residential Mortgage-Backed Securities ("RMBS") and Other Asset-Backed Securities ("ABS") in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
March 31, 2019	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$—	$—	$—	$—
Non-agency RMBS > 90% - 100%	—	—	—	—
Non-agency RMBS 80% - 90%	—	1	—	—
Non-agency RMBS < 80%	677	1	11	—
Agency RMBS	599	1	17	1
Other ABS (Non-RMBS)	1,329	2	27	—
Total RMBS and Other ABS	$2,605	$5	$55	$1

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
March 31, 2019	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$241	$—	$4	$—
Non-agency RMBS > 5% - 10%	3	—	—	—
Non-agency RMBS > 0% - 5%	385	—	5	—
Non-agency RMBS 0%	48	2	2	—
Agency RMBS	599	1	17	1
Other ABS (Non-RMBS)	1,329	2	27	—
Total RMBS and Other ABS	$2,605	$5	$55	$1

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
March 31, 2019	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$827	$4	$22	$—
Floating Rate	1,778	1	33	1
Total	$2,605	$5	$55	$1

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of March 31, 2019, the Company did not have any new commercial mortgage loan troubled debt restructuring and had one new private placement troubled debt restructuring with a pre-modification cost basis of $124 and post-modification carrying value of $95. As of December 31, 2018 the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring.

As of March 31, 2019 and December 31, 2018, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	March 31, 2019			December 31, 2018
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$9	$8,508	$8,517	$4	$8,674	$8,678
Collective valuation allowance for losses	N/A	(1)	(1)	N/A	(2)	(2)
Total net commercial mortgage loans	$9	$8,507	$8,516	$4	$8,672	$8,676

N/A - Not Applicable

There was one impairment of $2 on the mortgage loan portfolio for the three months ended March 31, 2019. There were no impairments on the mortgage loan portfolio for the three months ended March 31, 2018.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2019	December 31, 2018
Collective valuation allowance for losses, balance at January 1	$2	$3
Addition to (reduction of) allowance for losses	(1)	(1)
Collective valuation allowance for losses, end of period	$1	$2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	March 31, 2019	December 31, 2018
Impaired loans without allowances for losses	$9	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$9	$4
Unpaid principal balance of impaired loans	$13	$5

As of March 31, 2019 and December 31, 2018, the Company did not have any impaired loans with allowances for losses.

As of March 31, 2019, the Company had one loan greater than 60 days in arrears, which is also in non-accrual status and in process of foreclosure, with an amortized cost of $5. There were no loans greater than 60 days in arrears and no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2018.
The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Impaired loans, average investment during the period (amortized cost) (1)	$7	$4
Interest income recognized on impaired loans, on an accrual basis (1)	—	—
Interest income recognized on impaired loans, on a cash basis (1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV and DSC ratios as of the dates indicated:

				Recorded Investment
				Debt Service Coverage Ratios
				> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
March 31, 2019(1)
Loan-to-Value Ratios:
	0%	-	50%	$729	$46	$25	$2	$—	$802	9.4%
>	50%	-	60%	1,846	38	55	19	—	1,958	23.0%
>	60%	-	70%	3,543	553	611	205	40	4,952	58.1%
>	70%	-	80%	322	236	81	79	9	727	8.5%
>	80%	and above		8	27	11	8	24	78	1.0%
Total				$6,448	$900	$783	$313	$73	$8,517	100.0%

				Recorded Investment
				Debt Service Coverage Ratios
				> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2018(1)
Loan-to-Value Ratios:
	0%	-	50%	$724	$53	$25	$2	$—	$804	9.3%
>	50%	-	60%	1,889	61	51	6	—	2,007	23.1%
>	60%	-	70%	3,767	520	716	63	39	5,105	58.8%
>	70%	-	80%	402	160	102	24	6	694	8.0%
>	80%	and above		18	7	11	8	24	68	0.8%
Total				$6,800	$801	$905	$103	$69	$8,678	100.0%
(1)Balances do not include collection valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	March 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,091	24.5%	$2,078	23.8%
South Atlantic	1,674	19.6%	1,771	20.4%
Middle Atlantic	1,522	17.9%	1,525	17.6%
West South Central	941	11.1%	952	11.0%
Mountain	893	10.5%	892	10.3%
East North Central	787	9.2%	833	9.6%
New England	170	2.0%	154	1.8%
West North Central	355	4.2%	390	4.5%
East South Central	84	1.0%	83	1.0%
Total Commercial mortgage loans	$8,517	100.0%	$8,678	100.0%

	March 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$2,442	28.6%	$2,482	28.6%
Industrial	2,035	23.9%	2,074	23.9%
Apartments	2,079	24.4%	2,110	24.3%
Office	1,248	14.7%	1,316	15.2%
Hotel/Motel	231	2.7%	210	2.4%
Other	407	4.8%	411	4.7%
Mixed Use	75	0.9%	75	0.9%
Total Commercial mortgage loans	$8,517	100.0%	$8,678	100.0%

The following table presents mortgages by year of origination as of the dates indicated:

	March 31, 2019 (1)	December 31, 2018 (1)
Year of Origination:
2019	$163	$—
2018	743	741
2017	1,447	1,517
2016	1,386	1,446
2015	1,059	1,077
2014	1,186	1,215
2013 and prior	2,533	2,682
Total Commercial mortgage loans	$8,517	$8,678
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

The following table identifies the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2019			2018
	Impairment		No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—		—	$—		—
U.S. corporate public securities	—		—	—		—
Foreign corporate public securities and foreign governments(1)	—		—	—		—
Foreign corporate private securities(1)	30		3	14		1
Residential mortgage-backed	—	*	19	—	*	12
Commercial mortgage-backed	—		—	—		—
Other asset-backed	1		2	—		—
Total	$31		24	$14		13
(1) Primarily U.S. dollar denominated.
*Less than $1

The above tables include $31 and $14 of write-downs related to credit impairments for the three months ended March 31, 2019 and March 31, 2018, respectively, in other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining immaterial write-downs for the three months ended March 31, 2019 and 2018 are related to intent impairments.

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

The following table presents the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Balance at January 1	$22	$40
Additional credit impairments:
On securities previously impaired	—	—
Reductions:
Increase in cash flows	1	—
Securities sold, matured, prepaid or paid down	2	16
Balance at March 31	$19	$24

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Fixed maturities	$685	$663
Equity securities	4	3
Mortgage loans on real estate	96	97
Policy loans	23	25
Short-term investments and cash equivalents	4	4
Other	24	49
Gross investment income	836	841
Less: investment expenses	21	18
Net investment income	$815	$823

As of March 31, 2019 and December 31, 2018, the Company had $1 and $5, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Net realized capital gains (losses) also include changes in fair value of equity securities. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Fixed maturities, available-for-sale, including securities pledged	$(17)	$(40)
Fixed maturities, at fair value option	85	(190)
Equity securities	7	(3)
Derivatives	1	17
Embedded derivatives - fixed maturities	1	(7)
Guaranteed benefit derivatives	(58)	28
Other investments	(2)	14
Net realized capital gains (losses)	$17	$(181)

For the three months ended March 31, 2019 and March 31, 2018, the change in the fair value of equity securities still held as of March 31, 2019 was $7 and $(3), respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Proceeds on sales	$1,856	$1,580
Gross gains	35	11
Gross losses	30	26

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

The Company's use of derivatives is limited mainly to economic hedging to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and equity market risk. It is the Company's policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement, which provides the Company with the legal right of offset. However, in accordance with the Chicago Mercantile Exchange ("CME") rules related to the variation margin payments, the Company is required to adjust the derivative balances with the variation margin payments related to its cleared derivatives executed through CME.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2019			December 31, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$44	$—	$—	$44	$—	$—
Foreign exchange contracts	778	9	26	744	14	23
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	22,571	136	203	24,085	140	109
Foreign exchange contracts	111	1	—	30	—	—
Equity contracts	1,815	168	11	1,756	93	4
Credit contracts	258	—	3	281	—	3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	26	—	N/A	26	—
Within products	N/A	—	187	N/A	—	126
Within reinsurance agreements	N/A	—	74	N/A	—	21
Total		$340	$504		$273	$286
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2019 and December 31, 2018. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	March 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$258	$—	$3
Equity contracts	1,687	169	10
Foreign exchange contracts	889	10	26
Interest rate contracts	20,295	134	203
		313	242
Counterparty netting(1)		(130)	(130)
Cash collateral netting(1)		(153)	(94)
Securities collateral netting(1)		(13)	(17)
Net receivables/payables		$17	$1
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan and repurchase agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2019, the Company held $144 and pledged $82 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2018, the Company held $91 and $16 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2019, the Company delivered $193 of securities and held $13 of securities as collateral. As of December 31, 2018, the Company delivered $187 of securities and held $11 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the period indicated:

	Three Months Ended March 31, 2019
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Interest Rate Contracts	$1	Net investment income	$—
Foreign Exchange Contracts	(10)	Net investment income	3

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Three Months Ended March 31, 2019
	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$815	$50
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	—

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the period indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2019	2018
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(52)	$21
Foreign exchange contracts	Other net realized capital gains (losses)	2	(2)
Equity contracts	Other net realized capital gains (losses)	47	(4)
Credit contracts	Other net realized capital gains (losses)	4	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	1	(7)
Within products	Other net realized capital gains (losses)	(58)	28
Within reinsurance agreements	Policyholder benefits	(59)	55
Total		$(115)	$91

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the Condensed Consolidated Balance Sheets are categorized as follows:

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,635	$566	$—	$2,201
U.S. Government agencies and authorities	—	248	—	248
State, municipalities and political subdivisions	—	1,715	—	1,715
U.S. corporate public securities	—	20,078	109	20,187
U.S. corporate private securities	—	5,055	1,565	6,620
Foreign corporate public securities and foreign governments(1)	—	5,705	9	5,714
Foreign corporate private securities(1)	—	5,007	266	5,273
Residential mortgage-backed securities	—	5,064	49	5,113
Commercial mortgage-backed securities	—	3,811	16	3,827
Other asset-backed securities	—	2,124	144	2,268
Total fixed maturities, including securities pledged	1,635	49,373	2,158	53,166
Equity securities	171	—	184	355
Derivatives:
Interest rate contracts	1	135	—	136
Foreign exchange contracts	—	10	—	10
Equity contracts	—	31	137	168
Credit contracts	—	—	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,090	21	—	3,111
Assets held in separate accounts	71,896	5,686	67	77,649
Total assets	$76,793	$55,256	$2,546	$134,595
Percentage of Level to total	57%	41%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
IUL	$—	$—	$146	$146
Stabilizer and MCGs	—	—	4	4
Other(2)	—	—	37	37
Other derivatives:
Interest rate contracts	—	203	—	203
Foreign exchange contracts	—	26	—	26
Equity contracts	1	10	—	11
Credit contracts	—	3	—	3
Embedded derivative on reinsurance	—	74	—	74
Total liabilities	$1	$316	$187	$504
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,753	$542	$—	$2,295
U.S. Government agencies and authorities	—	242	—	242
State, municipalities and political subdivisions	—	1,659	—	1,659
U.S. corporate public securities	—	19,804	44	19,848
U.S. corporate private securities	—	4,839	1,393	6,232
Foreign corporate public securities and foreign governments(1)	—	5,444	11	5,455
Foreign corporate private securities(1)	—	4,843	251	5,094
Residential mortgage-backed securities	—	4,775	28	4,803
Commercial mortgage-backed securities	—	3,402	14	3,416
Other asset-backed securities	—	1,939	138	2,077
Total fixed maturities, including securities pledged	1,753	47,489	1,879	51,121
Equity securities	144	—	129	273
Derivatives:
Interest rate contracts	—	140	—	140
Foreign exchange contracts	—	14	—	14
Equity contracts	—	10	83	93
Credit contracts	—	—	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,362	28	—	3,390
Assets held in separate accounts	65,361	5,805	62	71,228
Total assets	$70,620	$53,486	$2,153	$126,259
Percentage of Level to total	56%	42%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
IUL	—	—	82	82
Stabilizer and MCGs	—	—	5	5
Other(2)	—	—	39	39
Other derivatives:
Interest rate contracts	—	109	—	109
Foreign exchange contracts	—	23	—	23
Equity contracts	1	3	—	4
Credit contracts	—	3	—	3
Embedded derivative on reinsurance	—	21	—	21
Total liabilities	$1	$159	$126	$286
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2019 and 2018. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$44	$—	$2	$3	$—	$—	$—	$60	$—	$109	$—
U.S. corporate private securities	1,393	—	54	148	—	(13)	(17)	—	—	1,565	—
Foreign corporate public securities and foreign governments(1)	11	—	(2)	—	—	—	—	—	—	9	—
Foreign corporate private securities(1)	251	(29)	39	98	—	(93)	—	—	—	266	—
Residential mortgage-backed securities	28	(3)	—	24	—	—	—	—	—	49	(3)
Commercial mortgage-backed securities	14	—	—	3	—	—	(1)	—	—	16	—
Other asset-backed securities	138	—	1	31	—	—	(1)	—	(25)	144	—
Total fixed maturities, including securities pledged	1,879	(32)	94	307	—	(106)	(19)	60	(25)	2,158	(3)
Equity securities	129	6	—	49	—	—	—	—	—	184	6
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(82)	(63)	—	—	(13)	—	12	—	—	(146)	—
Stabilizer and MCGs (2)	(5)	1	—	—	—	—	—	—	—	(4)	—
Other (2)(6)	(39)	4	—	—	—	—	(2)	—	—	(37)	—
Other derivatives, net	83	52	—	10	—	—	(8)	—	—	137	54
Assets held in separate accounts (5)	62	1	—	6	—	—	—	3	(5)	67	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$57	$—	$—	$—	$—	$(21)	$—	$—	$—	$36	$—
U.S. corporate private securities	1,127	—	(26)	31	—	—	(22)	38	—	1,148	—
Foreign corporate public securities and foreign governments (1)	11	—	1	—	—	—	—	—	—	12	—
Foreign corporate private securities (1)	169	(14)	24	—	—	—	—	—	—	179	(14)
Residential mortgage-backed securities	42	(3)	—	64	—	—	—	—	(5)	98	(3)
Commercial mortgage-backed securities	17	—	—	8	—	—	—	—	(17)	8	—
Other asset-backed securities	92	—	(1)	143	—	—	(1)	3	(37)	199	—
Total fixed maturities, including securities pledged	1,515	(17)	(2)	246	—	(21)	(23)	41	(59)	1,680	(17)
Equity securities	102	(3)	—	—	—	—	—	—	—	99	(3)
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(159)	4	—	—	(12)	—	17	—	—	(150)	—
Stabilizer and MCGs(2)	(97)	22	—	—	(2)	—	—	—	—	(77)	—
Other (2)(6)	(50)	2	—	—	—	—	3	—	—	(45)	—
Other derivatives, net	159	(2)	—	10	—	—	(16)	—	—	151	(8)
Assets held in separate accounts(5)	11	—	—	—	—	—	—	—	—	11	—
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
(6) Includes GMWBL, GMWB, and FIA.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2019 and 2018, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2019:

	Range(1)
Unobservable Input	IUL		Stabilizer/MCGs
Interest rate implied volatility	—		0.1% to 5.8%
Nonperformance risk	0.25% to 0.59%		0.25% to .99%
Actuarial Assumptions:
Lapses	2% to 10%		0% to 50%	(2)
Policyholder Deposits(3)	—		0% to 50%	(2)
Mortality	—	(4)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$53,166	$53,166	$51,121	$51,121
Equity securities	355	355	273	273
Mortgage loans on real estate	8,516	8,749	8,676	8,811
Policy loans	1,827	1,827	1,833	1,833
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	3,111	3,111	3,390	3,390
Derivatives	314	314	247	247
Other investments	89	91	90	92
Assets held in separate accounts	77,649	77,649	71,228	71,228
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	33,805	38,132	34,053	37,052
Funding agreements with fixed maturities	1,254	1,248	1,209	1,197
Supplementary contracts, immediate annuities and other	1,235	1,313	976	960
Derivatives:
Guaranteed benefit derivatives:
IUL	146	146	82	82
Stabilizer and MCGs	4	4	5	5
Other (2)	37	37	39	39
Other derivatives	243	243	139	139
Short-term debt	1	1	1	1
Long-term debt	3,136	3,261	3,136	3,112
Embedded derivative on reinsurance	74	74	21	21
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(2) Includes GMWBL, GMWB and FIA.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classifications of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2019
	DAC	VOBA		Total
Balance as of January 1, 2019	$3,298	$818		$4,116
Deferrals of commissions and expenses	65	2		67
Amortization:
Amortization, excluding unlocking	(131)	(36)		(167)
Unlocking(1)	8	15		23
Interest accrued	45	14	(2)	59
Net amortization included in Condensed Consolidated Statements of Operations	(78)	(7)		(85)
Change due to unrealized capital gains/losses on available-for-sale securities	(352)	(146)		(498)
Balance as of March 31, 2019	$2,933	$667		$3,600

	2018
	DAC	VOBA		Total
Balance as of January 1, 2018	$2,818	$556		$3,374
Deferrals of commissions and expenses	49	2		51
Amortization:
Amortization, excluding unlocking	(62)	(20)		(82)
Unlocking(1)	(54)	(26)		(80)
Interest accrued	46	16	(2)	62
Net amortization included in Condensed Consolidated Statements of Operations	(70)	(30)		(100)
Change due to unrealized capital gains/losses on available-for-sale securities	287	157		444
Balance as of March 31, 2018	$3,084	$685		$3,769

(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. Additionally, the 2018 amounts include unfavorable unlocking for DAC and VOBA of $25 and $18, respectively, associated with an update to assumptions related to customer consents of changes to guaranteed minimum interest rate provisions.
(2) Interest accrued at the following rates for VOBA: 3.5% to 7.4% during 2019 and 3.8% to 7.4% during 2018.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan") (together, the "Omnibus Plans"). As of March 31, 2019, common stock reserved and available for issuance under the 2013 Omnibus Plan and the 2014 Omnibus Plan was 347,663 and 3,486,101 shares, respectively.

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan ("Director Plan").

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Restricted Stock Unit (RSU) awards	$17	$19
Performance Stock Unit (PSU) awards	17	18
Stock options	2	3
Total share-based compensation expense	36	40
Income tax benefit	1	6
After-tax share-based compensation expense	$35	$34

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the Director Plan for the period indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2019	2.4		$43.36	2.5		$40.21
Adjustment for PSU performance factor	N/A		N/A	0.3		31.35
Granted	0.8		50.03	0.7		51.64
Vested	(1.1)		39.95	(1.2)		28.88
Forfeited	—	*	44.36	—	*	43.68
Outstanding as of March 31, 2019	2.1		$47.73	2.3		$48.86

* Less than 0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2019	2.6	$37.60
Granted	1.0	50.03
Exercised	(0.2)	37.60
Forfeited	—	—
Outstanding as of March 31, 2019	3.4	$41.28
Vested, exercisable, as of March 31, 2019	2.4	$37.60

In February 2019, the Company awarded contingent stock options under the 2014 Omnibus Plan with a per option grant date fair value of $13.78. These options are subject to vesting conditions based on the achievement of specified performance measures, and generally become exercisable one year following satisfaction of the relevant vesting condition. The options have a term of ten years from the grant date.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2018	270.0	98.0	172.0
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	22.8	(22.8)
Share-based compensation	2.4	0.6	1.8
Balance, December 31, 2018	272.4	121.4	151.0
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	5.1	(5.1)
Share-based compensation	2.5	0.5	2.0
Balance, March 31, 2019	274.9	127.0	147.9

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
On May 2, 2019, the Board of Directors provided share repurchase authorization, increasing the aggregate of the Company's common stock authorized for repurchase by $500. The current share repurchase authorization expires on June 30, 2020 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.
On April 9, 2019, the Company entered into a share repurchase agreement with a third-party financial institution, pursuant to which the Company made an upfront payment of $236 and received initial delivery of 3,593,453 shares. This arrangement is scheduled to terminate no later than the beginning of third quarter of 2019, at which time the Company will settle any outstanding positive or negative share balances based on the daily volume-weighted average price of the Company's common stock.

On January 3, 2019, the Company entered into a share repurchase agreement with a third-party financial institution, pursuant to which the Company made an upfront payment of $250 and received initial delivery of 5,059,449 shares. This arrangement closed on April 4, 2019 and an additional 290,765 shares were delivered.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The current exercise price of the warrants is $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. On March 12, 2018, ING Group sold its remaining interests in the warrants and no longer owns any warrants. As of March 31, 2019, no warrants have been exercised.

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
As of March 31, 2019, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended March 31,
(in millions, except for per share data)	2019	2018
Earnings
Net income (loss) available to common shareholders:
Income (loss) from continuing operations	$152	$17
Less: Preferred stock dividends	10	—
Less: Net income (loss) attributable to noncontrolling interest	(1)	—
Income (loss) from continuing operations available to common shareholders	143	17
Income (loss) from discontinued operations, net of tax	(79)	429
Net income (loss) available to common shareholders	$64	$446

Weighted average common shares outstanding
Basic	146.9	172.3
Dilutive Effects:
Warrants(1)	—	1.5
RSU awards	1.5	2.0
PSU awards	2.4	1.8
Stock Options	0.5	0.8
Diluted	151.3	178.4

Basic(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.97	$0.10
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.54)	$2.49
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.44	$2.59
Diluted(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.95	$0.10
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.52)	$2.40
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.42	$2.50
(1) For the three months ended March 31, 2019, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. For more information on warrants, see the Shareholders' Equity Note to these Condensed Consolidated Financial Statements.
(2) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	March 31,
	2019	2018
Fixed maturities, net of OTTI	$2,958	$3,199
Derivatives	154	81
DAC/VOBA adjustment on available-for-sale securities	(879)	(918)
Premium deficiency reserve	(93)	(149)
Sales inducements and other intangibles adjustment on available-for-sale securities	(112)	(163)
Other	—	(32)
Unrealized capital gains (losses), before tax	2,028	2,018
Deferred income tax asset (liability)	(72)	(520)
Net unrealized capital gains (losses)	1,956	1,498
Pension and other postretirement benefits liability, net of tax	10	13
AOCI	$1,966	$1,511

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,865		$(390)	$1,475
Other	—		—	—
OTTI	1		—	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	17		(4)	13
DAC/VOBA	(498)	(1)	105	(393)
Premium deficiency reserve	(36)		8	(28)
Sales inducements	(48)		10	(38)
Change in unrealized gains/losses on available-for-sale securities	1,301		(271)	1,030

Derivatives:
Derivatives	(10)	(2)	2	(8)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains/losses on derivatives	(16)		3	(13)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$1,284		$(268)	$1,016

(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2018
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(2,212)		$462	$(1,750)
Other	(14)		3	(11)
OTTI	20		(4)	16
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	40		(8)	32
DAC/VOBA	553	(1)	(116)	437
Premium deficiency reserve	41		(9)	32
Sales inducements	115		(24)	91
Change in unrealized gains/losses on available-for-sale securities	(1,457)		304	(1,153)

Derivatives:
Derivatives	(40)	(2)	8	(32)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains/losses on derivatives	(46)		9	(37)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3)		1	(2)
Change in pension and other postretirement benefits liability	(3)		1	(2)
Change in Accumulated other comprehensive income (loss)	$(1,506)		$314	$(1,192)

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

The Company's effective tax rate for the three months ended March 31, 2019 was 14.0%. The effective tax rate for this period differed from the statutory rate of 21.0% primarily due to the effect of the dividends received deduction ("DRD").

The Company's effective tax rate for the three months ended March 31, 2018 was 21.0%, which is equal to the statutory rate for that period.

Tax Regulatory Matters

For the tax years 2017 through 2019, the Company participates in the IRS Compliance Assurance Process (CAP), which is a continuous audit program provided by the IRS. The Company is under examination for the periods ended December 31, 2017 and December 31, 2018. For the period ended December 31, 2017, the Company expects the examination to be finalized within the next twelve months.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of March 31, 2019 and December 31, 2018:

	Maturity	March 31, 2019	December 31, 2018
5.5% Senior Notes, due 2022	07/15/2022	$96	$96
3.125% Senior Notes, due 2024	07/15/2024	396	396
3.65% Senior Notes, due 2026	06/15/2026	496	496
5.7% Senior Notes, due 2043	07/15/2043	395	395
4.8% Senior Notes, due 2046	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	01/23/2048	344	344
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	739	739
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	138	138
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	138	138
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	14	14
1.00% Windsor Property Loan	06/14/2027	5	5
Subtotal		3,137	3,137
Less: Current portion of long-term debt		1	1
Total		$3,136	$3,136
(1) Guaranteed by ING Group.

Loss on Debt Extinguishment

The Company did not incur a loss on debt extinguishment for the three months ended March 31, 2019. The Company incurred a loss on debt extinguishment of $3 for the three months ended March 31, 2018, which was recorded in Interest Expense in the Condensed Consolidated Statement of Operations.

Aetna Notes

As of March 31, 2019, the outstanding principal amount of the Aetna Notes was $358, which is guaranteed by ING Group. During the three months ended March 31, 2019, the Company deposited $1 of collateral to a control account benefiting ING Group with a third-party collateral agent, thereby increasing the remaining collateral balance to $268. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

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

As of March 31, 2019, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility.

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

As of March 31, 2019, the Company had off-balance sheet commitments to acquire mortgage loans of $52 and purchase limited partnerships and private placement investments of $1,143, of which $386 related to consolidated investment entities.

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

	March 31, 2019	December 31, 2018
Fixed maturity collateral pledged to FHLB (1)	$1,489	$1,472
FHLB restricted stock(2)	71	75
Other fixed maturities-state deposits	135	129
Cash and cash equivalents	26	13
Securities pledged(3)	2,084	1,867
Total restricted assets	$3,805	$3,556
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $1,842 and $1,635 as of March 31, 2019 and December 31, 2018, respectively. In addition, as of March 31, 2019 and December 31, 2018, the Company delivered securities as collateral of $242 and $232, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines, FHLB of Boston and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2019 and December 31, 2018, the Company had $1,254 and $1,209, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, assets with a market value of approximately $1,489 and $1,472, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $50.

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

As of March 31, 2019, approximately $79 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $359 and $354 as of March 31, 2019 and December 31, 2018, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 3 and 2 CLOs as of March 31, 2019 and December 31, 2018, respectively.

Limited Partnerships

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 12 funds, which were structured as partnerships, as of March 31, 2019 and December 31, 2018, respectively.

Registered Investment Companies

The Company consolidated one sponsored investment fund accounted for as a VOE as of March 31, 2019 and December 31, 2018, respectively, because it is the majority investor in the fund, and as such, has a controlling financial interest in the fund.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	March 31, 2019	December 31, 2018
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$302	$331
Corporate loans, at fair value using the fair value option	551	542
Limited partnerships/corporations, at fair value	1,313	1,313
Other assets	16	15
Total VIE assets	2,182	2,201
VOEs
Cash and cash equivalents	5	—
Limited partnerships/corporations, at fair value	113	108
Other assets	1	1
Total VOE assets	119	109
Total assets of consolidated investment entities	$2,301	$2,310

Liabilities of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$529	$540
Other liabilities	667	681
Total VIE liabilities	1,196	1,221
VOEs
Other liabilities	4	7
Total VOE liabilities	4	7
Total liabilities of consolidated investment entities	$1,200	$1,228

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2019 and 2026, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.0%. As of March 31, 2019 and December 31, 2018, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $12 and $13, respectively. Less than 1.0% of the collateral assets were in default as of March 31, 2019 and December 31, 2018.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.7% for the more senior tranches to 5.4% for the more subordinated tranches. CLO notes mature in 2026 and have a weighted average maturity of 7.3 years as of March 31, 2019. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of March 31, 2019 and December 31, 2018, certain private equity funds maintained term loans and revolving lines of credit of $833 and $753, respectively. The term loans renew every three years and the revolving lines of credit renew annually; all loans bear interest at LIBOR/EURIBOR plus 150 - 155 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of March 31, 2019 and December 31, 2018, outstanding borrowings amount to $493 and $584, respectively.

On February 1, 2018, Pomona Investment Fund entered into a three-year revolving credit agreement with Credit Suisse. The size of the facility as of March 31, 2019 is $25; the loan bears interest at LIBOR plus 325 bps and has a commitment fee of 160 bps. There was no outstanding borrowing as of March 31, 2019.
The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of March 31, 2019:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$302	$—	$—	$—	$302
Corporate loans, at fair value using the fair value option	—	551	—	—	551
Limited partnerships/corporations, at fair value	—	—	—	1,313	1,313
VOEs
Cash and cash equivalents	5	—	—	—	5
Limited partnerships/corporations, at fair value	—	—	—	113	113
Total assets, at fair value	$307	$551	$—	$1,426	$2,284
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$529	$—	$—	$529
Total liabilities, at fair value	$—	$529	$—	$—	$529

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2018:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$331	$—	$—	$—	$331
Corporate loans, at fair value using the fair value option	—	542	—	—	542
Limited partnerships/corporations, at fair value	—	—	—	1,313	1,313
VOEs
Cash and cash equivalents	—	—	—	—	—
Limited partnerships/corporations, at fair value	—	—	—	108	108
Total assets, at fair value	$331	$542	$—	$1,421	$2,294
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$540	$—	$—	$540
Total liabilities, at fair value	$—	$540	$—	$—	$540

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended March 31, 2019 and 2018, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Deconsolidation of Certain Investment Entities

There were no deconsolidations during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company determined it was no longer the primary beneficiary of one previously consolidated CLO due to a reduction in the Company’s investment in the CLO. This caused a reduction in the Company's obligation to absorb losses and right to receive benefits of the CLO that could potentially be significant to the CLO. As a result of this determination, the Company deconsolidated one investment entity during the three months ended March 31, 2018.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of March 31, 2019 and December 31, 2018, the Company held $524 and $525 ownership interests, respectively, in unconsolidated CLOs.

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

Variable Interests on the Condensed Consolidated Balance Sheet
	March 31, 2019		December 31, 2018
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$524	$524	$523	$523
Limited partnership/corporations	1,166	1,166	1,158	1,158

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

These activities have resulted in recognition of severance and organizational transition costs and are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments. For the three months ended March 31, 2019 and March 31, 2018, the Company has incurred Organizational Restructuring expenses of $83 and $5, respectively associated with continuing operations.

In addition to the restructuring costs incurred above, the anticipated reduction in employees from the execution of the initiatives described above triggered an immaterial curtailment loss and related re-measurement gain of the Company's qualified defined benefit pension plan.

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended March 31,		Cumulative Amounts Incurred to Date
	2019	2018
Severance benefits	$47	$2	$66
Organizational transition costs	36	1	76
Total restructuring expenses	$83	$3	$142

Including the 2019 expense, the aggregate amount of Organizational Restructuring expenses expected is in the range of $200 to $300. The Company anticipates that these costs, which will include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs, will occur at least through the end of 2020.

Restructuring expenses that were directly related to the preparation for and execution of the Transaction are included in Income (loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2018, the Company incurred Organizational Restructuring expenses as a result of the Transaction of $(2) of severance and organizational transition costs, which are reflected in discontinued operations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the accrued liability associated with Organizational Restructuring expenses as of March 31, 2019:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2019	$12	$9	$21
Provision	47	36	83
Payments	(5)	(29)	(34)
Accrued liability as of March 31, 2019	$54	$16	$70

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

The summary below presents 2016 Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended March 31,		Cumulative Amounts Incurred to Date
	2019	2018
Severance benefits	$—	$6	$69
Asset write-off costs	—	—	17
Transition costs	—	5	24
Other costs	3	3	39
Total restructuring expenses	$3	$14	$149

The following table presents the accrued liability associated with 2016 Restructuring expenses as of March 31, 2019:

	Severance Benefits	Transition Costs	Other Costs	Total
Accrued liability as of January 1, 2019	$8	$14	$2	$24
Provision	—	—	3	3
Payments	(1)	—	(5)	(6)
Accrued liability as of March 31, 2019	$7	$14	$—	$21

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

•	Dividend payments made to preferred shareholders are included as reductions to reflect the Adjusted operating earnings that is available to common shareholders;

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

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Income (loss) from continuing operations before income taxes	$177	$21
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	23	(61)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(2)	(14)
Income (loss) related to businesses exited through reinsurance or divestment	(21)	(45)
Income (loss) attributable to noncontrolling interest	(1)	—
Loss related to early extinguishment of debt	—	(3)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	66	—
Dividend payments made to preferred shareholders	10	—
Other adjustments	(92)	(19)
Total adjustments to income (loss) from continuing operations	$(17)	$(142)

Adjusted operating earnings before income taxes by segment:
Retirement	$129	$109
Investment Management	34	61
Employee Benefits	38	32
Individual Life	48	17
Corporate(1)	(55)	(56)
Total	$194	$163

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Total revenues	$2,197	$1,967

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	10	(73)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(3)	(7)
Revenues related to businesses exited through reinsurance or divestment	76	(40)
Revenues attributable to noncontrolling interest	4	6
Other adjustments	87	58
Total adjustments to revenues	174	(56)

Adjusted operating revenues by segment:
Retirement	648	662
Investment Management	148	185
Employee Benefits	508	453
Individual Life	626	631
Corporate(1)	93	92
Total	$2,023	$2,023

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

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Investment Management intersegment revenues	$30	$43

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	March 31, 2019	December 31, 2018
Retirement	$111,385	$104,995
Investment Management	578	690
Employee Benefits	2,627	2,560
Individual Life	27,218	26,431
Corporate	18,235	18,051
Total assets, before consolidation(1)	160,043	152,727
Consolidation of investment entities	1,942	1,955
Total assets	$161,985	$154,682

(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

17.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of March 31, 2019 and December 31, 2018, their results of operations, comprehensive income and statements of cash flows for the three months ended March 31, 2019 and 2018.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
March 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$47,938	$(15)	$47,923
Fixed maturities, at fair value using the fair value option	—	—	3,159	—	3,159
Equity securities, at fair value	121	—	234	—	355
Short-term investments	—	—	192	—	192
Mortgage loans on real estate, net of valuation allowance	—	—	8,516	—	8,516
Policy loans	—	—	1,827	—	1,827
Limited partnerships/corporations	—	—	1,166	—	1,166
Derivatives	33	—	348	(67)	314
Investments in subsidiaries	11,042	7,930	—	(18,972)	—
Other investments	—	—	89	—	89
Securities pledged	—	—	2,084	—	2,084
Total investments	11,196	7,930	65,553	(19,054)	65,625
Cash and cash equivalents	212	—	821	—	1,033
Short-term investments under securities loan agreements, including collateral delivered	11	—	1,875	—	1,886
Accrued investment income	—	—	699	—	699
Premium receivable and reinsurance recoverable	—	—	6,753	—	6,753
Deferred policy acquisition costs and Value of business acquired	—	—	3,600	—	3,600
Current income taxes	(9)	23	208	—	222
Deferred income taxes	556	23	285	—	864
Loans to subsidiaries and affiliates	150	—	204	(354)	—
Due from subsidiaries and affiliates	5	—	22	(27)	—
Other assets	11	—	1,342	—	1,353
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,426	—	1,426
Cash and cash equivalents	—	—	307	—	307
Corporate loans, at fair value using the fair value option	—	—	551	—	551
Other assets	—	—	17	—	17
Assets held in separate accounts	—	—	77,649	—	77,649
Total assets	$12,132	$7,976	$161,312	$(19,435)	$161,985

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
March 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$14,660	$—	$14,660
Contract owner account balances	—	—	50,706	—	50,706
Payables under securities loan and repurchase agreements, including collateral held	—	—	1,978	—	1,978
Short-term debt	204	8	143	(354)	1
Long-term debt	2,763	371	17	(15)	3,136
Derivatives	33	—	277	(67)	243
Pension and other postretirement provisions	—	—	465	—	465
Due to subsidiaries and affiliates	11	—	13	(24)	—
Other liabilities	56	127	1,961	(3)	2,141
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	529	—	529
Other liabilities	—	—	671	—	671
Liabilities related to separate accounts	—	—	77,649	—	77,649
Total liabilities	3,067	506	149,069	(463)	152,179
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	9,065	7,470	11,502	(18,972)	9,065
Noncontrolling interest	—	—	741	—	741
Total shareholders' equity	9,065	7,470	12,243	(18,972)	9,806
Total liabilities and shareholders' equity	$12,132	$7,976	$161,312	$(19,435)	$161,985

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$15	$—	$803	$(3)	$815
Fee income	—	—	665	—	665
Premiums	—	—	582	—	582
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(33)	—	(33)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary impairments recognized in earnings	—	—	(33)	—	(33)
Other net realized capital gains (losses)	—	—	50	—	50
Total net realized capital gains (losses)	—	—	17	—	17
Other revenue	—	—	113	—	113
Income (loss) related to consolidated investment entities:
Net investment income	—	—	5	—	5
Total revenues	15	—	2,185	(3)	2,197
Benefits and expenses:
Policyholder benefits	—	—	815	—	815
Interest credited to contract owner account balances	—	—	371	—	371
Operating expenses	3	—	699	—	702
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	85	—	85
Interest expense	37	6	2	(3)	42
Operating expenses related to consolidated investment entities:
Interest expense	—	—	5	—	5
Other expense	—	—	—	—	—
Total benefits and expenses	40	6	1,977	(3)	2,020
Income (loss) from continuing operations before income taxes	(25)	(6)	208	—	177
Income tax expense (benefit)	(5)	(1)	31	—	25
Income (loss) from continuing operations	(20)	(5)	177	—	152
Income (loss) from discontinued operations, net of tax	—	(79)	—	—	(79)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(20)	(84)	177	—	73
Equity in earnings (losses) of subsidiaries, net of tax	94	68	—	(162)	—
Net income (loss)	74	(16)	177	(162)	73
Less: Net income (loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income (loss) available to Voya Financial, Inc.	74	(16)	178	(162)	74
Less: Preferred stock dividends	10	—	—	—	10
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$64	$(16)	$178	$(162)	$64

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$2	$—	$825	$(4)	$823
Fee income	—	—	676	—	676
Premiums	—	—	539	—	539
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(14)	—	(14)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary impairments recognized in earnings	—	—	(14)	—	(14)
Other net realized capital gains (losses)	—	—	(167)	—	(167)
Total net realized capital gains (losses)	—	—	(181)	—	(181)
Other revenue	—	—	99	—	99
Income (loss) related to consolidated investment entities:
Net investment income	—	—	11	—	11
Total revenues	2	—	1,969	(4)	1,967
Benefits and expenses:
Policyholder benefits	—	—	708	—	708
Interest credited to contract owner account balances	—	—	382	—	382
Operating expenses	5	—	695	—	700
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	100	—	100
Interest expense	40	11	2	(4)	49
Operating expenses related to consolidated investment entities:
Interest expense	—	—	6	—	6
Other expense	—	—	1	—	1
Total benefits and expenses	45	11	1,894	(4)	1,946
Income (loss) from continuing operations before income taxes	(43)	(11)	75	—	21
Income tax expense (benefit)	—	(3)	16	(9)	4
Income (loss) from continuing operations	(43)	(8)	59	9	17
Income (loss) from discontinued operations, net of tax	—	—	429	—	429
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(43)	(8)	488	9	446
Equity in earnings (losses) of subsidiaries, net of tax	489	818	—	(1,307)	—
Net income (loss)	446	810	488	(1,298)	446
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) available to Voya Financial, Inc.	446	810	488	(1,298)	446
Less: Preferred stock dividends	—	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$446	$810	$488	$(1,298)	$446

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$74	$(16)	$177	$(162)	$73
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,284	1,036	1,284	(2,320)	1,284
Other-than-temporary impairments	1	1	1	(2)	1
Pension and other postretirement benefits liability	(1)	—	(1)	1	(1)
Other comprehensive income (loss), before tax	1,284	1,037	1,284	(2,321)	1,284
Income tax expense (benefit) related to items of other comprehensive income (loss)	268	216	268	(484)	268
Other comprehensive income (loss), after tax	1,016	821	1,016	(1,837)	1,016
Comprehensive income (loss)	1,090	805	1,193	(1,999)	1,089
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Voya Financial, Inc.	$1,090	$805	$1,194	$(1,999)	$1,090

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$446	$810	$488	$(1,298)	$446
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(1,523)	(1,163)	(1,523)	2,686	(1,523)
Other-than-temporary impairments	20	20	20	(40)	20
Pension and other postretirement benefits liability	(3)	(1)	(3)	4	(3)
Other comprehensive income (loss), before tax	(1,506)	(1,144)	(1,506)	2,650	(1,506)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(314)	(238)	(314)	552	(314)
Other comprehensive income (loss), after tax	(1,192)	(906)	(1,192)	2,098	(1,192)
Comprehensive income (loss)	(746)	(96)	(704)	800	(746)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(746)	$(96)	$(704)	$800	$(746)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(42)	$16	$183	$(26)	$131
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	2,414	—	2,414
Equity securities	7	—	2	—	9
Mortgage loans on real estate	—	—	338	—	338
Limited partnerships/corporations	—	—	44	—	44
Acquisition of:
Fixed maturities	—	—	(2,500)	—	(2,500)
Equity securities	(17)	—	(1)	—	(18)
Mortgage loans on real estate	—	—	(180)	—	(180)
Limited partnerships/corporations	—	—	(74)	—	(74)
Short-term investments, net	—	—	(24)	—	(24)
Derivatives, net	—	—	39	—	39
Sales from consolidated investments entities	—	—	57	—	57
Purchases within consolidated investment entities	—	—	(91)	—	(91)
Maturity (issuance) of short-term intercompany loans, net	(71)	—	(200)	271	—
Return of capital contributions and dividends from subsidiaries	200	4	—	(204)	—
Collateral received (delivered), net	—	—	(45)	—	(45)
Other, net	—	—	(13)	—	(13)
Net cash provided by (used in) investing activities	119	4	(234)	67	(44)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Three Months Ended March 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	1,453	—	1,453
Maturities and withdrawals from investment contracts	—	—	(1,780)	—	(1,780)
Settlements on deposit contracts	—	—	(2)	—	(2)
Net proceeds from (repayments of) short-term intercompany loans	200	8	63	(271)	—
Return of capital contributions and dividends to parent	—	(30)	(200)	230	—
Borrowings of consolidated investment entities	—	—	36	—	36
Contributions from (distributions to) participants in consolidated investment entities	—	—	(25)	—	(25)
Proceeds from issuance of common stock, net	2	—	—	—	2
Share-based compensation	(15)	—	—	—	(15)
Common stock acquired - Share repurchase	(250)	—	—	—	(250)
Dividends paid on common stock	(1)	—	—	—	(1)
Dividends paid on preferred stock	(10)	—	—	—	(10)
Net cash (used in) provided by financing activities	(74)	(22)	(455)	(41)	(592)
Net increase (decrease) in cash and cash equivalents	3	(2)	(506)	—	(505)
Cash and cash equivalents, beginning of period	209	2	1,327	—	1,538
Cash and cash equivalents, end of period	$212	$—	$821	$—	$1,033

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(31)	$120	$451	$(139)	$401
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	2,077	—	2,077
Equity securities	4	—	2	—	6
Mortgage loans on real estate	—	—	241	—	241
Limited partnerships/corporations	—	—	30	—	30
Acquisition of:
Fixed maturities	—	—	(2,254)	—	(2,254)
Equity securities	(11)	—	(1)	—	(12)
Mortgage loans on real estate	—	—	(391)	—	(391)
Limited partnerships/corporations	—	—	(54)	—	(54)
Short-term investments, net	212	—	66	—	278
Derivatives, net	—	—	17	—	17
Sales from consolidated investments entities	—	—	88	—	88
Purchases within consolidated investment entities	—	—	(138)	—	(138)
Maturity (issuance) of short-term intercompany loans, net	(68)	—	327	(259)	—
Return of capital contributions and dividends from subsidiaries	210	96	—	(306)	—
Other, net	—	—	(17)	—	(17)
Net cash provided by investing activities - discontinued operations	—	—	365	—	365
Net cash provided by (used in) investing activities	347	96	358	(565)	236

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Three Months Ended March 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	1,415	—	1,415
Maturities and withdrawals from investment contracts	—	—	(1,360)	—	(1,360)
Proceeds from issuance of debt with maturities of more than three months	350	—	—	—	350
Repayment of debt with maturities of more than three months	(337)	(13)	—	—	(350)
Debt issuance costs	(6)	—	—	—	(6)
Net (repayments of) proceeds from short-term intercompany loans	(327)	6	62	259	—
Return of capital contributions and dividends to parent	—	(210)	(235)	445	—
Borrowings of consolidated investment entities	—	—	62	—	62
Contributions from (distributions to) participants in consolidated investment entities, net	—	—	(19)	—	(19)
Proceeds from issuance of common stock, net	2	—	—	—	2
Share-based compensation	(9)	—	—	—	(9)
Dividends paid on common stock	(2)	—	—	—	(2)
Net cash used in financing activities - discontinued operations	—	—	(480)	—	(480)
Net cash (used in) provided by financing activities	(329)	(217)	(555)	704	(397)
Net (decrease) increase in cash and cash equivalents	(13)	(1)	254	—	240
Cash and cash equivalents, beginning of period	244	1	1,471	—	1,716
Cash and cash equivalents, end of period	231	—	1,725	—	1,956
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	545	—	545
Cash and cash equivalents of continuing operations, end of period	$231	$—	$1,180	$—	$1,411

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three months ended March 31, 2019 and 2018 and financial condition as of March 31, 2019 and December 31, 2018. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report on Form 10-K").

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

Overview

We provide our principal products and services through four segments: Retirement, Investment Management, Employee Benefits and Individual Life. Corporate includes activities not directly related to our segments, results of the Retained Business and certain insignificant activities that are not meaningful to our business strategy. See the Segments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on our segments.

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

The following represents segment percentage contributions to total Adjusted operating revenues and Adjusted operating earnings before income taxes for the three months ended March 31, 2019:

	March 31, 2019
percent of total	Adjusted Operating Revenues	Adjusted Operating Earnings before Income Taxes
Retirement	32.0%	66.5%
Investment Management	7.4%	17.6%
Employee Benefits	25.1%	19.6%
Individual Life	30.9%	24.7%
Corporate	4.6%	(28.4)%

Discontinued Operations

On June 1, 2018, we consummated a series of transactions (collectively, the "Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 ("MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd ("Athene"). As part of the Transaction, Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, acquired two of our subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"), and VIAC and other Voya subsidiaries reinsured to Athene substantially all of their fixed and fixed indexed annuities business. The Transaction resulted in the disposition of substantially all of our Closed Block Variable Annuity ("CBVA") and Annuities businesses. Pursuant to the terms of the Transaction, we have retained a small number of CBVA and Annuities policies that are not included in the disposed businesses described above as "Retained Business." Refer to the Discontinued Operations Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further details.

VA Capital provided us with its proposed purchase price adjustments in December 2018. Income (loss) from discontinued operations, net of tax in the first quarter of 2019 includes a $79 million charge related to a proposed settlement of such purchase price true-up amounts payable by us in connection with the Transaction.  We do not anticipate further material charges in connection with the Transaction.

The following table summarizes the components of Income (loss) from discontinued operations, net of tax for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Revenues:
Net investment income	$—	$305
Fee income	—	179
Premiums	—	44
Total net realized capital gains (losses)	—	(176)
Other revenue	—	6
Total revenues	—	358
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	320
Operating expenses	—	54
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	10
Interest expense	—	5
Total benefits and expenses	—	389
Income (loss) from discontinued operations before income taxes	—	(31)
Income tax expense (benefit)	—	(11)
Adjustment to loss on sale, net of tax	(79)	449
Income (loss) from discontinued operations, net of tax	$(79)	$429

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
Market Conditions
As the direction of future domestic monetary policy becomes less certain, an increase in market volatility could affect our business, including through effects on the rate and spread component of yields we earn on invested assets, changes in required reserves and capital, and fluctuations in the value of our assets under management ("AUM") or administration ("AUA"), which for certain of our segments also includes assets under advisement. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation, levels of global trade, and geopolitical risk. In the short- to medium-term, the potential for increased volatility, coupled with prevailing interest rates below historical averages, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment could make it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be adversely affected by market volatility as fees driven by AUM fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. As a company with strong retirement, investment management and insurance capabilities, however, we believe the market conditions noted above may, over the long term, enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable. For additional information on our sensitivity to interest rates and equity market prices, see Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3. of this Quarterly Report on Form 10-Q.

Interest Rate Environment

In the first quarter of 2019, the term structure of interest rates featured sharply lower rates. While domestic economic conditions spurred an increase in the Fed Funds rate in December 2018 - the eighth increase in less than two years - rates across the term structure rallied late in the fourth quarter and through much of the first quarter on a weakening economic outlook. Intermediate parts of the yield curve inverted - with some intermediate Treasury maturities offering lower yields than shorter-dated maturities - as the market began to price in lower future policy rates. Lower rates and a flattening yield curve in The United States were part of a global phenomenon that saw sovereign bonds rise in price as yields fell, reflecting expectations for lower global growth and subdued inflationary pressures. The timing and impact of any further changes in the Federal Funds rate, or deviations in the expected pace of Federal Reserve balance sheet normalization are uncertain and dependent on the Federal Reserve Board's assessment of economic growth, labor market developments, inflation outlook, fiscal policy developments and other risks that will impact the level and volatility of rates.

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

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•
Our continuing business general account investment portfolio, which was approximately $63.8 billion as of March 31, 2019, consists predominantly of fixed income investments and had an annualized earned yield of approximately 4.9% in the first quarter of 2019. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2019 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

For additional information on the continued low impact of the interest rate environment, see Risk Factors - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the low interest rate environment or a period of rapidly increasing interest rates in Part I, Item 1A. of our Annual Report on Form 10-K. Also, for additional information on our sensitivity to interest rates, see Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3. of this Quarterly Report on Form 10-Q.

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

Stranded Costs

As a result of the Transaction, certain costs that relate to activities for which we continue to provide transitional services for businesses sold and for which we are reimbursed under a transition services agreement ("TSA"), are reported within continuing operations along with the associated revenues from the TSAs. Additionally, indirect costs, such as those related to corporate and shared service functions that were previously allocated to the businesses sold, and other expenses that do not meet the foregoing criteria are reported within continuing operations. These costs reported within continuing operations ("Stranded Costs") are included in Adjusted operating earnings before income taxes and Income (loss) from continuing operations for all periods presented. Because we do not believe that TSA revenues and Stranded Costs are representative of the future run-rate of revenues and expenses of our continuing operations, they are recorded in Corporate. We plan to address the Stranded Costs through a cost reduction strategy. Refer to Restructuring in Part I, Item 2 of this Quarterly Report on Form 10-Q for more information on this program.

Carried Interest

Net investment income and net realized gains (losses), within our Investment Management segment, includes, for this and previous periods, performance-based capital allocations related to sponsored private equity funds ("carried interest") that are subject to later reversal based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdle rates. Should the market value of this portfolio increase in future periods, this reversal could be fully or partially recovered. Amounts for carried interest that were reversed or recovered for the three months ended March 31, 2019 and 2018 were immaterial. For further information, see the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Restructuring

Organizational Restructuring

As a result of the closing of the Transaction, we are undertaking further restructuring efforts to execute the transition and reduce stranded expenses associated with businesses sold, as well as our corporate and shared services functions ("Organizational Restructuring").

In October 2018, we announced our decision to cease new sales following the strategic review of our Individual Life business. See the Business, Basis of Presentation and Significant Accounting Policies Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional information.

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

The Organizational Restructuring initiatives described above have resulted in recognition of severance and organizational transition costs and are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. For the three months ended March 31, 2019 and March 31, 2018, we incurred Organizational Restructuring expenses of $83 million and $5 million, respectively, of severance and organizational transition costs associated with continuing operations.

In addition to the restructuring costs incurred above, the anticipated reduction in employees from the execution of the initiatives described above triggered an immaterial curtailment loss and related re-measurement gain of our qualified defined benefit pension plan.

Including the 2019 expense, the aggregate amount of Organizational Restructuring expenses we expect to incur is in the range of $200 to $300 million. We anticipate that these costs, which will include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs, will occur at least through the end of 2020.

Restructuring expenses that were directly related to the preparation for and execution of the Transaction are included in Income (loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2018, we incurred Organizational Restructuring expenses as a result of the Transaction of $(2) million of severance and organizational transition costs, which are reflected in discontinued operations.

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

For the three months ended March 31, 2019 and March 31, 2018, the total of all initiatives in the 2016 Restructuring program resulted in restructuring expenses of $3 million and $14 million, respectively, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but are excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of our segments.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Revenues:
Net investment income	$815	$823
Fee income	665	676
Premiums	582	539
Net realized capital gains (losses)	17	(181)
Other revenue	113	99
Income (loss) related to consolidated investment entities	5	11
Total revenues	2,197	1,967
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,186	1,090
Operating expenses	702	700
Net amortization of Deferred policy acquisition costs and Value of business acquired	85	100
Interest expense	42	49
Operating expenses related to consolidated investment entities	5	7
Total benefits and expenses	2,020	1,946
Income (loss) from continuing operations before income taxes	177	21
Income tax expense (benefit)	25	4
Income (loss) from continuing operations	152	17
Income (loss) from discontinued operations, net of tax	(79)	429
Net Income (loss)	73	446
Less: Net income (loss) attributable to noncontrolling interest	(1)	—
Less: Preferred stock dividends	10	—
Net income (loss) available to our common shareholders	$64	$446

The following table presents information about our Operating expenses for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Operating expenses:
Commissions	$195	$173
General and administrative expenses:
Net actuarial (gains)/losses related to pension and other postretirement benefit obligations	(66)	—
Restructuring expenses	86	19
Other general and administrative expenses	554	559
Total general and administrative expenses	574	578
Total operating expenses, before DAC/VOBA deferrals	769	751
DAC/VOBA deferrals	(67)	(51)
Total operating expenses	$702	$700

The following table presents AUM and AUA as of the dates indicated:

	As of March 31,
($ in millions)	2019	2018
AUM and AUA:
Retirement(2)	$391,856	$417,007
Investment Management	259,610	271,459
Employee Benefits	1,767	1,794
Individual Life	15,530	15,588
Eliminations/Other	(121,380)	(118,368)
Total AUM and AUA(1)(2)	$547,383	$587,480

AUM	298,180	313,532
AUA(2)	249,203	273,948
Total AUM and AUA(1)(2)	$547,383	$587,480
(1) Includes AUM and AUA related to the businesses sold in the prior period, for which a substantial portion of the assets continue to be managed by our Investment Management segment.
(2) Retirement includes Assets Under Advisement, which are presented in AUA. For further detail, refer to the Retirement segment results section below. Prior period information have been revised to conform to current period presentation.

The following table presents a reconciliation of Income (loss) from continuing operations to Adjusted operating earnings before income taxes and the relative contributions of each segment to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Income (loss) from continuing operations before income taxes	$177	$21
Less Adjustments(1):
Net investment gains (losses) and related charges and adjustments	23	(61)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(2)	(14)
Loss related to businesses exited through reinsurance or divestment	(21)	(45)
Income (loss) attributable to noncontrolling interest	(1)	—
Loss related to early extinguishment of debt	—	(3)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	66	—
Dividend payments made to preferred shareholders	10	—
Other adjustments	(92)	(19)
Total adjustments to income (loss) from continuing operations before income taxes	$(17)	$(142)

Adjusted operating earnings before income taxes by segment:
Retirement	$129	$109
Investment Management	34	61
Employee Benefits	38	32
Individual Life	48	17
Corporate(2)	(55)	(56)
Total adjusted operating earnings before income taxes	$194	$163
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

The following table presents a reconciliation of Total revenues to Adjusted operating revenues and the relative contributions of each segment to Adjusted operating revenues for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Total revenues	$2,197	$1,967
Adjustments(1):
Net realized investment gains (losses) and related charges and adjustments	10	(73)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(3)	(7)
Revenues related to businesses exited through reinsurance or divestment	76	(40)
Revenues attributable to noncontrolling interest	4	6
Other adjustments	87	58
Total adjustments to revenues	$174	$(56)

Adjusted operating revenues by segment:
Retirement	$648	$662
Investment Management	148	185
Employee Benefits	508	453
Individual Life	626	631
Corporate(2)	93	92
Total adjusted operating revenues	$2,023	$2,023
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

The following table presents the adjustment to Income (loss) from continuing operations before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Other-than-temporary impairments	$(33)	$(14)
CMO-B fair value adjustments(1)	29	(38)
Gains (losses) on the sale of securities	43	(27)
Other, including changes in the fair value of derivatives	(16)	6
Total investment gains (losses)	23	(73)
Net amortization of DAC/VOBA and other intangibles on above	—	12
Net investment gains (losses)	$23	$(61)
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

	Three Months Ended March 31,
($ in millions)	2019	2018
Gain (loss), excluding nonperformance risk	$(1)	$(10)
Gain (loss) due to nonperformance risk	(1)	(4)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	(2)	(14)
Net amortization of DAC/VOBA and sales inducements	—	—
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$(2)	$(14)

The following table presents significant items included in Income (loss) from discontinued operations, net of tax for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Adjustment to loss on sale, net of tax excluding costs to sell	$(79)	$455
Transaction costs	—	(6)
Net results of discontinued operations, excluding notable items	—	207
Income tax benefit (expense)	—	11
Notable items in CBVA results:
Net losses related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk	—	(198)
Gain (loss) due to nonperformance risk	—	(39)
DAC/VOBA and other intangibles unlocking	—	(1)
Income (loss) from discontinued operations, net of tax(1)	$(79)	$429
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

Consolidated - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Income (Loss)

Net investment income decreased $8 million from $823 million to $815 million primarily due to:

•	lower alternative investment income in the current period primarily driven by the impact of equity market performance.

The decrease was partially offset by:

•	higher prepayment fee income; and

•	the impact of the current interest rate environment on reinvestment rates.

Fee income decreased $11 million from $676 million to $665 million primarily due to:

•	margin rate compression and change in business mix in our Retirement segment; and

•	lower management and administrative fees earned in our Investment Management segment due to lower average general account AUM driven by the impact of the Transaction.

The decrease was partially offset by:

•	amortization of unearned revenue reserve, net of unlocking, due to higher gross profits in our Individual Life segment.

Premiums increased $43 million from $539 million to $582 million primarily due to:

•	higher premiums driven by growth of the stop loss, voluntary and group life business in our Employee Benefits segment;

The increase was partially offset by:

•	a decline in term premiums in our Individual Life segment due to discontinued sales;

•
lower considerations of life contingent contracts resulting in lower Premiums which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders in Retained Business in our Corporate segment.

Net realized capital gains (losses) increased $198 million from a loss of $181 million to a gain of $17 million primarily due to:

•
favorable impact of market value changes associated with business reinsured, which are partially offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders;

•
higher Net realized investment gains as a result of Gains on the sale of securities and gains in CMO-B fair value adjustments partially offset by losses due to changes in the fair value of derivatives and higher impairments; and

•	favorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements.

Other revenue increased $14 million from $99 million to $113 million primarily due to:

•	revenue resulting from transition services agreements.

Interest credited and other benefits to contract owners/policyholders increased $96 million from $1,090 million to $1,186 million primarily due to:

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which are partially offset by a corresponding amount in Net realized capital gains (losses);

•	higher volume on stop loss, voluntary and group life in our Employee Benefits segment.

The increase was partially offset by:

•	reserve changes as a result of favorable net mortality in our Individual Life segment and Retained Business.

Operating expenses increased $2 million from $700 million to $702 million primarily due to:

•	net actuarial gain related to our pension and other postretirement benefit obligations;

•	higher litigation reserves related to a divested business in the prior period; and

•	lower Stranded costs.

The decrease was partially offset by:

•	higher restructuring charges in the current period;

•	an increase in volume based expenses in our Retirement and Employee Benefit segment;

•	higher expenses on our business reinsured; and

•	higher broker-dealer expenses.

Net amortization of DAC/VOBA decreased $15 million from $100 million to $85 million primarily due to:

•
higher unfavorable unlocking and amortization in the prior period driven by an update to the assumptions related the GMIR initiatives in our Retirement segment. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The increase was partially offset by:

•	net unfavorable amortization on our business reinsured;

•	favorable amortization in the prior period due to net investment losses; and

•	higher amortization on the interest sensitive block partially offset by lower unlocking driven by unfavorable mortality in the prior period, in our Individual Life segment.

Income from continuing operations before income taxes increased $156 million from $21 million to a $177 million primarily due to:

•	Net investment gains and related charges and adjustments primarily due to equity market and interest rate movements, discussed below;

•	Immediate recognition of net actuarial gain related to pension plan adjustments and curtailments, discussed below;

•	higher Adjusted operating earnings before income taxes, discussed below;

•	lower Loss related to business exited through reinsurance or divestment, discussed below; and

•	favorable changes in Net guaranteed benefit hedging gains (loss) and related charges and adjustments primarily due to changes in interest rates, discussed below.

The increase was partially offset by:

•	unfavorable changes in Other adjustments due to higher restructuring charges in the current period.

Income tax expense (benefit) increased $21 million from $4 million to $25 million primarily due to:

•	an increase in income before income taxes.

The increase was partially offset by:

•	an increase in the dividends received deduction ("DRD").

Income (loss) from discontinued operations, net of tax changed $508 million from a gain of $429 million to a loss of $79 million primarily due to:

•	Adjustment to loss on sale, net of tax excluding costs to sell made in the current period.

Adjusted operating Earnings before Income Taxes

Adjusted operating earnings before income taxes increased $31 million from $163 million to $194 million primarily due to:

•	higher unfavorable DAC/VOBA unlocking in the prior period driven by an update to the assumptions related the GMIR initiative in our Retirement segment;

•	higher net favorable DAC/VOBA and other intangibles unlocking, driven by mortality experience in our Individual Life segment;

•	lower Stranded costs and revenue resulting from transition services agreements in our Corporate segment; and

•	favorable net impact of premiums and benefits incurred in the stop loss, voluntary, and group life blocks in our Employee Benefits segment.

The increase was partially offset by:

•	higher volume related expenses in our Retirement and Employee Benefits segments;

•	lower investment capital returns and lower average general account AUM driven by the impact of the Transaction in our Investment Management segment;

•	a decrease in alternative investment income; and

•	lower net earnings related to runoff business.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

Net investment gains (losses) and related charges and adjustments changed $84 million from a loss of $61 million to a gain of $23 million due to:

•	gains on the sale of securities in the current period; and

•	favorable changes in CMO-B fair value adjustments as a result of equity market and interest rate movements.

The increase was partially offset by:

•	changes in the fair value of derivatives;

•	higher impairments in the current period; and

•	favorable amortization of DAC/VOBA and sales inducements in the prior period.

Net guaranteed benefit hedging gains losses and related charges and adjustments decreased $12 million from $14 million to $2 million primarily due to:

•	favorable changes in fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of changes in interest rates; and

•	lower losses due to nonperformance risk.

Loss related to businesses exited through reinsurance or divestment decreased $24 million from $45 million to $21 million primarily due to:

•	higher litigation reserves related to a divested business in the prior period.

Immediate recognition of net actuarial gains related to pension and other postretirement benefit obligations and gains from plan adjustments and curtailments changed $66 million due to the remeasurement of the pension plan as a result of a curtailment.

Other adjustments to operating earnings changed $73 million from a loss of $19 million to a loss of $92 million primarily due to:

•	higher costs recorded in the current period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Results of Operations - Segment by Segment

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$415	$423
Fee income	199	212
Premiums	1	2
Other revenue	33	25
Total adjusted operating revenues	648	662
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	231	237
Operating expenses	268	248
Net amortization of DAC/VOBA	20	68
Total operating benefits and expenses	519	553
Adjusted operating earnings before income taxes(1)	$129	$109
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

Starting Q1 2019, Assets Under Advisement are presented in AUA, which includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets. Prior period information have been revised to conform to current period presentation.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of March 31,
($ in millions)	2019	2018
Corporate markets	$65,366	$60,650
Tax-exempt markets	64,610	61,954
Total full service plans	129,976	122,604
Stable value(1) and pension risk transfer	10,558	11,544
Retail wealth management	9,881	9,568
Total AUM	150,415	143,716
AUA	241,441	273,291
Total AUM and AUA	$391,856	$417,007
(1) Where Voya is the Investment Manager. Stable Value assets move from AUM to AUA when Voya no longer serves as Investment Manager but continues to provide a book value guarantee.

	As of March 31,
($ in millions)	2019	2018
General Account	$32,784	$32,480
Separate Account	71,008	70,361
Mutual Fund/Institutional Funds	46,623	40,875
AUA	241,441	273,291
Total AUM and AUA	$391,856	$417,007

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Balance as of beginning of period	$139,133	$138,191
Transfer / Adjustment (1)	—	6,016
Deposits	5,466	4,519
Surrenders, benefits and product charges	(5,373)	(4,881)
Net flows	93	(362)
Interest credited and investment performance	11,189	(129)
Balance as of end of period	$150,415	$143,716
(1) Reflects investment-only products which were transferred from Corporate effective January 1, 2018.

Retirement - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Adjusted operating earnings before income taxes increased $20 million from $109 million to $129 million primarily due to:

•	higher unfavorable DAC/VOBA unlocking in the prior period driven by an update to the assumptions related to the GMIR initiative; and

•	higher investment income margins.

The increase was partially offset by:

•	a decrease in alternative investment income;

•	higher expenses primarily resulting from volume; and

•	lower fee income due to margin rate compression and business mix.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$(2)	$11
Fee income	145	165
Other revenue	5	9
Total adjusted operating revenues	148	185
Operating benefits and expenses:
Operating expenses	114	124
Total operating benefits and expenses	114	124
Adjusted operating earnings before income taxes	$34	$61

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended March 31,
($ in millions)	2019	2018
Investment Management intersegment revenues	$30	$43

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of March 31,
($ in millions)	2019	2018
Assets under Management
External clients:
Investment Management sourced	$89,819	$101,139
Affiliate sourced(1)	37,605	39,419
Variable annuities (2)	26,236	—
Total external clients	153,660	140,558
General account	56,021	81,893
Total AUM	209,681	222,451
Assets under Administration (3)	49,929	49,008
Total AUM and AUA	$259,610	$271,459
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Reflects AUM associated with the businesses divested as part of the Transaction.
(3) AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Net Flows:
Investment Management sourced	$1,165	$56
Affiliate sourced	(554)	(507)
Variable annuities (1)	(550)	(714)
Total	$61	$(1,165)
(1) Reflects net flows associated with the businesses divested as part of the Transaction.

Investment Management - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Adjusted operating earnings before income taxes decreased $27 million from $61 million to $34 million primarily due to:

•	lower investment capital returns;

•	lower average general account AUM driven by the impact of the Transaction; and

•	a decrease in average Retail AUM driven by negative net flows resulting in lower management and administrative fees earned.

The decrease was partially offset by:

•	lower non-recurring operating expenses.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$26	$27
Fee income	16	16
Premiums	467	411
Other revenue	(1)	(1)
Total adjusted operating revenues	508	453
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	364	326
Operating expenses	102	91
Net amortization of DAC/VOBA	4	4
Total operating benefits and expenses	470	421
Adjusted operating earnings before income taxes(1)	$38	$32
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Sales by Product Line:
Group life and Disability	$104	$60
Stop loss	236	179
Total group products	340	239
Voluntary products	69	65
Total sales by product line	$409	$304

Total gross premiums and deposits	$521	$462

Group life and Disability	$720	$663
Stop loss	1,053	925
Voluntary	390	303
Total annualized in-force premiums	$2,163	$1,891

Loss Ratios:
Group life (interest adjusted)	79.5%	79.3%
Stop loss	77.3%	80.2%
Total Loss Ratio	72.3%	72.9%

Employee Benefits - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Adjusted operating earnings before income taxes increased $6 million from $32 million to $38 million primarily due to:

•	higher premiums driven by growth of the stop loss, voluntary, and group life blocks.

The increase was partially offset by:

•	higher benefits incurred due to growth of stop loss, voluntary, and group life blocks; and

•	higher distribution expenses and commissions to support increased volume.

Individual Life

The following table presents Adjusted operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$215	$218
Fee income	308	305
Premiums	98	105
Other revenue	5	3
Total adjusted operating revenues	626	631
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	458	495
Operating expenses	71	74
Net amortization of DAC/VOBA	49	45
Total operating benefits and expenses	578	614
Adjusted operating earnings before income taxes(1)	$48	$17
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Sales by Product Line:
Universal life:
Indexed	$33	$16
Accumulation	1	1
Total sales by product line	$34	$17

Total gross premiums	$459	$449
End of period:
In-force face amount	$330,937	$322,809
In-force policy count	800,198	817,167
New business policy count (paid)	1,909	1,060

Individual Life - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Adjusted operating earnings before income taxes increased $31 million from $17 million to $48 million primarily due to:

•	higher net favorable DAC/VOBA and other intangibles unlocking, driven by mortality experience; and

•
higher underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by lower net mortality on the interest sensitive block, partially offset by net intangible impacts as a result of higher gross profits and higher reinsurance costs.

The increase was partially offset by:

•	lower net investment income primarily due to lower alternative investment income.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$57	$61
Fee income	10	11
Premiums	15	20
Other revenue	11	—
Total adjusted operating revenues	93	92
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	55	56
Operating expenses	36	41
Net amortization of DAC/VOBA	2	2
Interest expense	55	49
Total operating benefits and expenses	148	148
Adjusted operating earnings before income taxes(1)	$(55)	$(56)
(1) The prior periods include insignificant amounts related to net investment gains (losses) and changes in fair value of derivatives related to guaranteed benefits associated with the Retained Business.

The following table presents information about our Operating expenses of Corporate for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Amortization of intangibles	$9	$9
Other(1)	27	32
Total Operating expenses	$36	$41
(1) Includes expense from corporate operations, Retained Business and other closed blocks, and expense not allocated to our segments, including Stranded Costs.

Corporate - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Adjusted operating earnings before income taxes improved $1 million from a loss of $56 million to a loss of $55 million primarily related to:

•	lower Stranded costs;

•	revenue resulting from transition services agreements; and

•	lower interest expense as we converted debt to equity instruments during the fourth quarter of 2018.

This increase was partially offset by:

•	lower earnings related to runoff business;

•	the initial payment of Preferred stock dividends on shares issued during fourth quarter 2018; and

•	residual activity from Retained Business, which will have volatility due to the nature of the block.

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

Alternative investment income for the three months ended March 31, 2019 and 2018, respectively, and the average assets of alternative investments as of the dates indicated were as follows:

	Three Months Ended March 31,
($ in millions)	2019	2018
Retirement:
Alternative investment income	$(1)	$18
Average alternative investment	705	536
Investment Management(1):
Alternative investment income	(2)	11
Average alternative investment	208	262
Employee Benefits:
Alternative investment income	—	2
Average alternative investment	81	51
Individual Life:
Alternative investment income	6	9
Average alternative investment	463	312
(1) Includes performance fees related to sponsored private equity funds (“carried interest”) that are subject to later reversal based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdle rates. Should the market value of a portfolio increase in future periods, reversals of carried interest could be fully or partially recovered. No amounts for carried interest were reversed or recovered for the three months ended March 31, 2019 and 2018.

DAC/VOBA and Other Intangibles Unlocking

Changes in Adjusted operating earnings before income taxes and Net income (loss) are influenced by increases and decreases in amortization of DAC, VOBA, deferred sales inducements ("DSI") and unearned revenue ("URR"), collectively, "DAC/VOBA and other intangibles." For Individual Life, changes in Adjusted operating earnings before income taxes and Net income (loss) are also influenced by increases and decreases in amortization of net cost of reinsurance, as well as by changes in reserves associated with UL and variable universal life ("VUL") secondary guarantees and paid-up guarantees. Unlocking related to DAC, VOBA, DSI and URR, as well as amortization of net cost of reinsurance and reserve adjustments associated with UL and VUL secondary guarantees and paid-up guarantees are referred to as "DAC/VOBA and other intangibles unlocking." See the "Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles," "Reinsurance," and "Future Policy Benefits and Contract Owner Account Balances" sections in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. as well as the "DAC/VOBA and Other Intangibles Unlocking" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for more information.

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets and will favorably impact the DAC/VOBA amortization rate and Adjusted operating earnings over time. See Critical Accounting Judgments and Estimates in the Management's Discussion and Analysis section in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Retirement (1)	$4	$(41)
Employee Benefits	—	(1)
Individual Life	(3)	(29)
Corporate	—	—
Total DAC/VOBA and other intangibles unlocking	$1	$(71)
(1) Includes unfavorable unlocking of $43 million in the three months ended March 31, 2018, associated with the assumption update related to the GMIR initiative.

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

Parent Company Sources and Uses of Liquidity

Voya Financial, Inc. is largely dependent on cash flows from its operating subsidiaries to meet its obligations. The principal sources of funds available to Voya Financial, Inc. include dividends and returns of capital from its operating subsidiaries, as well as cash and short-term investments, and proceeds from debt issuances, borrowing facilities and equity securities issuances. These sources of funds include the $750 million revolving credit sublimit of our Second Amended and Restated Credit Agreement and reciprocal borrowing facilities maintained with Voya Financial, Inc.'s subsidiaries as well as alternate sources of liquidity described below.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Three Months Ended March 31,
($ in millions)	2019	2018
Beginning cash and cash equivalents balance	$209	$244
Sources:
Proceeds from loans from subsidiaries, net of repayments	200	—
Dividends and returns of capital from subsidiaries	200	210
Refund of income taxes, net	16	—
Sale of short-term investments	—	212
Proceeds from 2048 Notes offering	—	350
Other, net	7	—
Total sources	423	772
Uses:
Payment of interest expense	31	35
Repayments of loans from subsidiaries, net of new issuances	—	327
New issuances of loans to subsidiaries, net of repayments	71	68
Amounts paid to subsidiaries under tax sharing agreements, net	42	—
Debt issuance costs	—	6
Common stock acquired - Share repurchase	250	—
Share-based compensation	15	9
Dividends paid on preferred stock	10	—
Dividends paid on common stock	1	2
Maturity of 2018 Notes	—	337
Other, net	—	1
Total uses	420	785
Net increase (decrease) in cash and cash equivalents	3	(13)
Ending cash and cash equivalents balance	$212	$231

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

Since 2014, our Board of Directors has periodically renewed our authority to repurchase our shares. As of March 31, 2019, we were authorized to repurchase shares up to an aggregate purchase price of $286 million. On May 2, 2019, our Board of Directors provided share repurchase authorization, increasing the aggregate of our common stock authorized for repurchase by $500 million. The additional share repurchase authorization expires on June 30, 2020 (unless extended). The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

On December 26, 2017, we entered into a share repurchase arrangement with a third-party financial institution, pursuant to which we made an up-front payment of $500 million and received initial delivery of 7,821,666 shares during the fourth quarter of 2017. This arrangement closed on March 26, 2018 and an additional 1,947,413 shares were delivered.

On January 3, 2019, we entered into a share repurchase agreement with a third-party financial institution, pursuant to which we made an upfront payment of $250 million and received initial delivery of 5,059,449 shares. This arrangement closed on April 4, 2019 and an additional 290,765 shares were delivered.

On April 9, 2019, we entered into a share repurchase agreement with a third-party financial institution, pursuant to which we made an upfront payment of $236 and received initial delivery of 3,593,453 shares. This arrangement is scheduled to terminate no later than the beginning of third quarter of 2019, at which time we will settle any outstanding positive or negative share balances based on the daily volume-weighted average price of the our common stock.

The following table summarizes our return of capital to common shareholders:

	Three Months Ended March 31,
($ in millions)	2019	2018
Dividends to shareholders	$1	$2
Repurchase of common shares	200	100
Total cash returned to shareholders	$201	$102

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

We had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt as of March 31, 2019. As of March 31, 2019, we had outstanding long-term debt borrowings of $3,136 million. As of March 31, 2019, we were in compliance with our debt covenants.

Preferred Stock. As of March 31, 2019, we had 325,000 shares of 6.125% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A, authorized, issued and outstanding. During the three months ended March 31, 2019, we declared and paid preferred stock dividends of $10 million. As of March 31, 2019, there were no preferred stock dividends in arrears. See the Shareholders' Equity Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.

Senior Notes. As of March 31, 2019, Voya Financial, Inc. had five series of senior notes (collectively, the "Senior Notes") with aggregate outstanding principal amount of $1.7 billion. The Senior Notes are guaranteed by Voya Holdings. We are permitted to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

Junior Subordinated Notes. As of March 31, 2019, Voya Financial, Inc. had two series of junior subordinated notes (collectively, the "Junior Subordinated Notes") with aggregate outstanding principal amount of $1.1 billion. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

Aetna Notes. As of March 31, 2019, Voya Holdings was the obligor under three series of debentures (collectively, the "Aetna Notes") with aggregate outstanding principal amount of $358 million, which were issued by a predecessor of Voya Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust subsidiary, has outstanding $13 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the "Equitable Notes"). ING Group, our previous corporate parent, guarantees the Aetna Notes. The Equitable Notes are guaranteed by Voya Financial, Inc.

As of March 31, 2019, the amount of collateral required to avoid the payment of a fee to ING Group was $258 million.

Senior Unsecured Credit Facility

We have a $1.0 billion senior unsecured credit facility which expires on May 6, 2021. The facility provides $1.0 billion of committed capacity for issuing letters of credit and also includes a revolving credit borrowing sublimit of $750 million. As of March 31, 2019, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, Voya Financial, Inc. is required to maintain a minimum net worth of $6.6 billion, which may increase upon any future equity issuances by us.

Other Credit Facilities

We use credit facilities to provide collateral required primarily under our affiliated reinsurance transactions with captive insurance subsidiaries. We also issue guarantees and enter into financing arrangements in connection with these credit facilities. These arrangements are designed to facilitate the financing of statutory reserve requirements.

The following table summarizes our credit facilities as of March 31, 2019:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	05/06/2021	$1,000	$—	$1,000
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1	1	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. /SLDI	Other	Unsecured	Uncommitted	09/28/2019	300	10	—
Voya Financial, Inc. / SLDI	Retirement	Unsecured	Committed	03/20/2022	250	220	30
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	07/01/2037	1,725	1,538	187
Voya Financial, Inc. /Roaring River LLC	Individual Life	Unsecured	Committed	10/01/2025	425	358	67
Voya Financial, Inc. /Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565	314	251
Voya Financial, Inc.	Individual Life	Unsecured	Committed	12/09/2021	195	194	1
Voya Financial, Inc.	Individual Life/Retirement/Other	Unsecured	Committed	02/11/2022	300	300	—
SLDI	Hannover Re(1)	Unsecured	Committed	10/29/2023	61	61	—
Voya Financial, Inc.	Hannover Re(1)	Unsecured	Uncommitted	04/27/2021	156	156	—
Total					$5,463	$3,628	$1,536
(1) Individual Life Reinsurance business acquired by Hannover Re in 2009 via indemnity reinsurance.

Total fees associated with credit facilities were $8 million and $9 million for the three months ended March 31, 2019 and 2018, respectively.

Voya Financial, Inc. Credit Support of Subsidiaries

In addition to our Senior Unsecured Credit Facility, Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries in which Voya Financial is either a primary obligor or provides a financial guarantee. As of March 31, 2019, such facilities provided for up to $4.0 billion of capacity, of which $3.2 billion was utilized.

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

In addition, we provide guarantees to certain of our subsidiaries to support various business requirements:

•
Under the Buyer Facility Agreement put into place by Hannover Re, Voya Financial, Inc. and Security Life of Denver International Limited ("SLDI") have contingent reimbursement obligations and Voya Financial, Inc. has guarantee obligations, up to the full $2.9 billion principal amount of the note issued pursuant to the agreement, if Security Life of Denver Insurance Company ("SLD") or SLDI were to direct the sale or liquidation of the note other than as permitted by the Buyer Facility Agreement, or fail to return reinsurance collateral (including the note) upon termination of the Buyer Facility Agreement or as otherwise required by the Buyer Facility Agreement. In addition, Voya Financial, Inc. has agreed to indemnify Hannover Re for any losses it incurs in the event that SLD or SLDI were to exercise offset rights unrelated to the Hannover Re block.

•
Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent for the amount of the statutory reserves assumed by SLD. The current amount of reserves outstanding as of March 31, 2019 is $13 million.

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

We did not recognize any asset or liability as of March 31, 2019 in relation to intercompany indemnifications, guarantees or support agreements. As of March 31, 2019, no circumstances existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of March 31, 2019, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.8 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of March 31, 2019, Voya Financial, Inc. had $204 million outstanding borrowings from subsidiaries and had loaned $150 million to its subsidiaries.

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

A downgrade in our credit ratings or the credit or financial strength ratings of our rated subsidiaries could have a material adverse effect on our results of operations and financial condition. See Risk Factors- A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our results of operations and financial condition in Part I, Item 1A. of our Annual Report on Form 10-K for additional information.

With respect to our reinsurance agreements, based on the amount of reinsurance outstanding as of March 31, 2019 and December 31, 2018, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $13 million and $14 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

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

	Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
	("A.M. Best")(1)	("Fitch")(2)	("Moody's")(3)	("S&P")(4)
Long-term Issuer Credit Rating/Outlook:
Voya Financial, Inc.	withdrawn	BBB+/stable	Baa2/stable	BBB/positive

Financial Strength Rating/Outlook:	A/stable	A/stable	A2/stable	A/positive
Voya Retirement Insurance and Annuity Company	(5)
Security Life of Denver Insurance Company	(5)
ReliaStar Life Insurance Company
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
(5) Effective April 11, 2019, A.M. Best withdrew, at the Company’s request, its financial strength ratings with respect to Voya Retirement Insurance Annuity Company and Security Life of Denver Insurance Company.

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

Ratings actions and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2018 through March 31, 2019 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On March 11, 2019, Fitch affirmed the ratings of the holding company, Voya Financial, Inc. and revised its outlook on the ratings to Stable from Negative. At the same time, Fitch affirmed the financial strength ratings of Voya's life insurance subsidiaries and maintained its Stable outlook on these ratings.

•
On April 11, 2019, A.M. Best affirmed the financial strength rating of A of the life insurance entities of Voya Financial, Inc. Additionally, A.M. Best affirmed the long-term issuer credit rating of "bbb+" of Voya Financial, Inc. The outlook of these was assigned as Stable. Concurrently, A.M. Best withdrew the ratings of Voya, Voya Retirement Insurance Annuity Company and Security Life of Denver Insurance Company at our request to no longer participate in A.M. Best's rating process with respect to those entities.

Reinsurance

On November 19, 2008, an existing reinsurance agreement between Scottish Re (U.S.), Inc. ("SRUS") and Ballantyne Re, an Irish public limited company ("Ballantyne Re"), concerning a portion of the business that was originally ceded to Scottish Re as part of the 2004 Transaction, was novated with the result that SLD was substituted for SRUS as the ceding company to Ballantyne Re and made the sole beneficiary of the trust established by to support the reserve requirements of the ceded business.  As of December 31, 2018, trust assets with a market value of $1.3 billion supported reserves of $236 million. On April 12, 2019, SLD entered into a Lock-Up Support Agreement (the "Lock-Up Agreement") with Ballantyne Re, certain other companies, and holders of certain notes issued by Ballantyne Re in connection with the restructuring of Ballantyne Re. Under the terms of the Lock-Up Agreement, SLD has agreed, subject to certain conditions, to enter into a novation and related agreements (the "Novation"). The Novation will result in the replacement of Ballantyne Re as reinsurer by Swiss Re Life & Health America ("Swiss Re"). Following receipt of certain approvals and satisfaction of certain conditions, SLD will enter into several agreements, including a Novation Agreement, pursuant to which the Novation will be effected. Swiss Re will establish a new trust account with assets supporting its reinsurance obligation to SLD. The Novation will not change SLD's reinsurance coverage related to the reinsured business. The closing of the Novation is expected to occur prior to the end of the third quarter of 2019.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by our U.S. insurance subsidiaries to their respective parents. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or "extraordinary" dividends, are subjected to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under the insurance laws of our principal insurance subsidiaries domiciled in Connecticut and Minnesota (these insurance subsidiaries, together with our insurance subsidiary domiciled in Colorado are referred to collectively, as our "Principal Insurance Subsidiaries"), no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval. Our Principal Insurance Subsidiary domiciled in Connecticut has ordinary dividend capacity for 2019. However, as a result of the extraordinary dividends it paid in 2015, 2016 and 2017, together with statutory losses incurred in connection with the recapture and cession to one of our Arizona captives of certain term life business in the fourth quarter of 2016, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus. In addition, primarily as a result of statutory losses incurred in connection with the retrocession of our Principal Insurance Subsidiary domiciled in Minnesota of certain life insurance business in the fourth quarter of 2018, our Principal Insurance Subsidiary domiciled in Colorado has a net loss from operations for the twelve-month period ending the preceding December 31. Therefore, neither our Minnesota nor Colorado Principal Insurance Subsidiaries have the capacity at this time to make ordinary dividend payments. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

Voya Financial, Inc.'s principal insurance subsidiary domiciled in Connecticut declared an ordinary dividend on April 4, 2019 in the amount of $270 million, which was paid on April 18, 2019.

Also on April 4, 2019, our principal insurance subsidiary domiciled in Minnesota declared an extraordinary dividend in the amount of $360 million, subject to the approval of the Minnesota Commissioner of Insurance. The Minnesota Commissioner of Insurance provided its approval on April 25, 2019 and the extraordinary dividend was paid on April 30, 2019.

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

On March 26, 2019, RRII declared a dividend in the amount of $152 million payable to its parent, SLDI. On the same date, SLDI declared a dividend of $170 million payable to its parent, Voya Financial. Both of these dividends were paid on March 27, 2019.

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

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and, in certain plans, existing fixed account assets and will favorably impact the DAC/VOBA amortization rate and Adjusted operating earnings over time. There was no unlocking of DAC and VOBA related to GMIR initiative for the three months ended March 31, 2019. For the three months ended 2018, unfavorable unlocking of DAC and VOBA related to GMIR initiative was $43 million, which was included in Net amortization of DAC/VOBA in the Condensed Consolidated Financial Statements.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles, as well as certain reserves. As of March 31, 2019, there have been no material changes to the sensitivities disclosed in Critical Accounting Judgments and Estimates in Part II. Item 7 of our Annual Report on Form 10-K.

Income Taxes

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period the related item is incurred.

See the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2019		December 31, 2018
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$47,923	73.0%	$46,298	72.9%
Fixed maturities, at fair value using the fair value option	3,159	4.8%	2,956	4.7%
Equity securities, available-for-sale	355	0.5%	273	0.4%
Short-term investments(1)	192	0.3%	168	0.3%
Mortgage loans on real estate	8,516	13.0%	8,676	13.6%
Policy loans	1,827	2.8%	1,833	2.9%
Limited partnerships/corporations	1,166	1.8%	1,158	1.8%
Derivatives	314	0.5%	247	0.4%
Other investments	89	0.1%	90	0.1%
Securities pledged	2,084	3.2%	1,867	2.9%
Total investments	$65,625	100.0%	$63,566	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	March 31, 2019
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,789	3.6%	$2,201	4.1%
U.S. Government agencies and authorities	204	0.4%	248	0.5%
State, municipalities and political subdivisions	1,659	3.3%	1,715	3.2%
U.S. corporate public securities	18,671	37.3%	20,187	38.0%
U.S. corporate private securities	6,364	12.7%	6,620	12.5%
Foreign corporate public securities and foreign governments(1)	5,436	10.8%	5,714	10.7%
Foreign corporate private securities(1)	5,132	10.2%	5,273	9.9%
Residential mortgage-backed securities	4,880	9.7%	5,113	9.6%
Commercial mortgage-backed securities	3,785	7.5%	3,827	7.2%
Other asset-backed securities	2,261	4.5%	2,268	4.3%
Total fixed maturities, including securities pledged	$50,181	100.0%	$53,166	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2018
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,937	3.9%	$2,295	4.5%
U.S. Government agencies and authorities	204	0.4%	242	0.5%
State, municipalities and political subdivisions	1,652	3.3%	1,659	3.2%
U.S. corporate public securities	19,210	38.4%	19,848	38.7%
U.S. corporate private securities	6,264	12.5%	6,232	12.2%
Foreign corporate public securities and foreign governments(1)	5,429	10.9%	5,455	10.7%
Foreign corporate private securities(1)	5,176	10.3%	5,094	10.0%
Residential mortgage-backed securities	4,616	9.2%	4,803	9.4%
Commercial mortgage-backed securities	3,438	6.9%	3,416	6.7%
Other asset-backed securities	2,095	4.2%	2,077	4.1%
Total fixed maturities, including securities pledged	$50,021	100.0%	$51,121	100.0%
(1)Primarily U.S. dollar denominated.

As of March 31, 2019, the average duration of our fixed maturities portfolio, including securities pledged, is between 8.0 and 8.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,201	$—	$—	$—	$—	$—	$2,201
U.S. Government agencies and authorities	248	—	—	—	—	—	248
State, municipalities and political subdivisions	1,571	141	—	—	1	2	1,715
U.S. corporate public securities	9,670	9,419	902	183	13	—	20,187
U.S. corporate private securities	2,568	3,750	169	110	20	3	6,620
Foreign corporate public securities and foreign governments(1)	2,319	3,064	283	46	—	2	5,714
Foreign corporate private securities(1)	613	4,289	294	34	42	1	5,273
Residential mortgage-backed securities	4,936	81	33	4	9	50	5,113
Commercial mortgage-backed securities	3,695	132	—	—	—	—	3,827
Other asset-backed securities	1,984	204	17	3	33	27	2,268
Total fixed maturities	$29,805	$21,080	$1,698	$380	$118	$85	$53,166
% of Fair Value	56.1%	39.6%	3.2%	0.7%	0.2%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,295	$—	$—	$—	$—	$—	$2,295
U.S. Government agencies and authorities	242	—	—	—	—	—	242
State, municipalities and political subdivisions	1,524	133	—	—	—	2	1,659
U.S. corporate public securities	9,062	9,653	924	193	16	—	19,848
U.S. corporate private securities	2,510	3,376	149	175	19	3	6,232
Foreign corporate public securities and foreign governments(1)	2,265	2,804	331	52	1	2	5,455
Foreign corporate private securities(1)	693	3,984	301	73	42	1	5,094
Residential mortgage-backed securities	4,678	27	40	2	10	46	4,803
Commercial mortgage-backed securities	3,317	79	20	—	—	—	3,416
Other asset-backed securities	1,819	160	33	9	32	24	2,077
Total fixed maturities	$28,405	$20,216	$1,798	$504	$120	$78	$51,121
% of Fair Value	55.6%	39.5%	3.5%	1.0%	0.2%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	March 31, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,201	$—	$—	$—	$—	$2,201
U.S. Government agencies and authorities	239	9	—	—	—	248
State, municipalities and political subdivisions	115	930	527	141	2	1,715
U.S. corporate public securities	234	1,183	8,289	9,463	1,018	20,187
U.S. corporate private securities	157	277	2,248	3,594	344	6,620
Foreign corporate public securities and foreign governments(1)	46	555	1,765	2,991	357	5,714
Foreign corporate private securities(1)	—	—	661	4,374	238	5,273
Residential mortgage-backed securities	3,670	101	130	288	924	5,113
Commercial mortgage-backed securities	2,017	358	752	554	146	3,827
Other asset-backed securities	839	247	753	206	223	2,268
Total fixed maturities	$9,518	$3,660	$15,125	$21,611	$3,252	$53,166
% of Fair Value	17.9%	6.9%	28.5%	40.6%	6.1%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,295	$—	$—	$—	$—	$2,295
U.S. Government agencies and authorities	234	8	—	—	—	242
State, municipalities and political subdivisions	112	920	492	133	2	1,659
U.S. corporate public securities	220	1,118	7,684	9,739	1,087	19,848
U.S. corporate private securities	166	273	2,221	3,230	342	6,232
Foreign corporate public securities and foreign governments(1)	45	533	1,725	2,767	385	5,455
Foreign corporate private securities(1)	—	—	698	4,137	259	5,094
Residential mortgage-backed securities	3,394	74	64	188	1,083	4,803
Commercial mortgage-backed securities	1,822	390	596	447	161	3,416
Other asset-backed securities	824	210	633	185	225	2,077
Total fixed maturities	$9,112	$3,526	$14,113	$20,826	$3,544	$51,121
% of Fair Value	17.8%	6.9%	27.7%	40.7%	6.9%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $694 million from $1,084 million to $390 million for the three months ended March 31, 2019. The decrease in gross unrealized capital losses was primarily due to declining interest rates and tightening credit spreads.

As of March 31, 2019 and December 31, 2018, we held one and three fixed maturities, respectively, with unrealized capital losses in excess of $10 million. As of March 31, 2019 and December 31, 2018, the unrealized capital losses on these fixed maturities equaled $18 million or 4.6% and $49 million or 4.5% of the total unrealized losses, respectively.

As of March 31, 2019, we held $4.2 billion of energy sector fixed maturity securities, constituting 7.9% of the total fixed maturities portfolio, with gross unrealized capital losses of $69 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $18 million. As of March 31, 2019, our fixed maturity exposure to the energy sector is comprised of 89.7% investment grade securities.

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

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	March 31, 2019			December 31, 2018
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$1,495	$1,629	38.9%	$1,545	$1,596	39.0%
Integrated Energy	799	862	20.6%	817	837	20.5%
Independent Energy	920	978	23.3%	923	931	22.8%
Oil Field Services	421	402	9.6%	472	428	10.5%
Refining	277	319	7.6%	277	293	7.2%
Total	$3,912	$4,190	100.0%	$4,034	$4,085	100.0%

See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	March 31, 2019			December 31, 2018
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,969	$3,146	95.5%	$2,951	$3,101	97.0%
2	67	67	2.0%	17	16	0.5%
3	14	22	0.7%	14	25	0.8%
4	—	—	—%	—	—	—%
5	6	9	0.3%	5	9	0.3%
6	34	50	1.5%	30	46	1.4%
Total	$3,090	$3,294	100.0%	$3,017	$3,197	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	March 31, 2019			December 31, 2018
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$13,634	$35	$132	$15,081	$32	$80

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	March 31, 2019			December 31, 2018
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$403	$503	15.3%	$399	$487	15.2%
Interest Only (IO)	157	169	5.1%	167	181	5.7%
Inverse IO	1,413	1,481	44.9%	1,335	1,393	43.5%
Principal Only (PO)	250	253	7.7%	249	252	7.9%
Floater	15	16	0.5%	16	16	0.5%
Agency Credit Risk Transfer	850	869	26.4%	849	865	27.1%
Other	2	3	0.1%	2	3	0.1%
Total	$3,090	$3,294	100.0%	$3,017	$3,197	100.0%

During the three months ended March 31, 2019, the market value of our CMO-B portfolio increased primarily due to new purchase activity exceeding paydowns and maturities. Valuation of the securities within our CMO-B portfolio improved during the quarter benefited by mute prepayment risk resulting in continued positive relative performance for the strategy. Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Net investment income (loss)	$109	$114
Net realized capital gains (losses)(1)	(26)	(94)
Income (loss) from continuing operations before income taxes	$83	$20
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from continuing operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2019	2018
Income (loss) from continuing operations before income taxes	$83	$20
Realized gains/(losses) including OTTI	(1)	(2)
Fair value adjustments	(29)	38
Total adjustments to income (loss) from continuing operations	(30)	36
Adjusted operating earnings before income taxes	$53	$56

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential mortgage-backed securities

The following tables present our residential mortgage-backed securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$3,013	$155	$18	$13	$3,163
Prime Non-Agency	1,668	62	10	4	1,724
Alt-A	173	19	1	9	200
Sub-Prime(1)	146	25	1	—	170
Total RMBS	$5,000	$261	$30	$26	$5,257
(1) Includes subprime other asset backed securities.

	December 31, 2018
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,916	$138	$34	$14	$3,034
Prime Non-Agency	1,509	56	17	3	1,551
Alt-A	164	19	—	8	191
Sub-Prime(1)	151	26	1	—	176
Total RMBS	$4,740	$239	$52	$25	$4,952
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed securities

The following tables present our commercial mortgage-backed securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$395	$410	$26	$27	$98	$99	$121	$128	$4	$5	$644	$669
2014	370	383	32	32	56	56	25	26	42	41	525	538
2015	355	351	150	152	72	73	134	136	34	35	745	747
2016	119	114	17	17	33	34	53	54	8	8	230	227
2017	327	312	91	90	131	132	45	45	35	35	629	614
2018	262	270	33	34	292	297	129	130	22	22	738	753
2019	173	177	6	6	60	61	35	35	—	—	274	279
Total CMBS	$2,001	$2,017	$355	$358	$742	$752	$542	$554	$145	$146	$3,785	$3,827

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$451	$462	$65	$65	$81	$80	$88	$93	$22	$22	$707	$722
2014	368	373	40	39	43	42	29	29	37	37	517	520
2015	382	377	148	148	66	66	123	122	30	30	749	743
2016	119	114	18	18	38	37	53	52	8	7	236	228
2017	343	326	91	90	97	95	45	44	34	34	610	589
2018	171	170	30	30	278	276	109	107	31	31	619	614
2019	—	—	—	—	—	—	—	—	—	—	—	—
Total CMBS	$1,834	$1,822	$392	$390	$603	$596	$447	$447	$162	$161	$3,438	$3,416

As of March 31, 2019, 96.6% and 3.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 97.1% and 2.3% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$708	$702	$145	$144	$532	$522	$30	$29	$84	$80	$1,499	$1,477
Auto-Loans	35	35	10	10	9	9	—	—	—	—	54	54
Student Loans	14	14	90	91	108	109	—	—	—	—	212	214
Credit Card loans	20	20	—	—	—	—	—	—	—	—	20	20
Other Loans	68	68	2	2	109	110	173	174	4	5	356	359
Total Other ABS(1)	$845	$839	$247	$247	$758	$750	$203	$203	$88	$85	$2,141	$2,124
(1) Excludes subprime other asset backed securities.

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$708	$699	$119	$116	$444	$425	$29	$27	$83	$75	$1,383	$1,342
Auto-Loans	22	21	10	10	9	9	—	—	—	—	41	40
Student Loans	14	14	80	81	99	98	—	—	—	—	193	193
Credit Card loans	21	21	—	—	—	—	—	—	—	—	21	21
Other Loans	68	68	2	2	99	99	160	158	5	5	334	332
Total Other ABS(1)	$833	$823	$211	$209	$651	$631	$189	$185	$88	$80	$1,972	$1,928
(1) Excludes subprime other asset backed securities.

As of March 31, 2019, 87.5% and 9.0% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 87.0% and 8.0% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

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

As of March 31, 2019, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 times and a weighted average LTV ratio of 61.5%. As of December 31, 2018, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times, and a weighted average LTV ratio of 61.4%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of March 31, 2019, the Company's total European exposure had an amortized cost and fair value of $5,077 million and $5,298 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $550 million, which includes non-financial institutions exposure in Ireland of $168 million, in Italy of $186 million, in Portugal of $10 million and in Spain of $126 million. We also had financial institutions exposure in Ireland of $21 million, in Italy of $9 million and in Spain of $30 million. We did not have any exposure to Greece.

Among the remaining $4,748 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2019, our non-peripheral sovereign exposure was $185 million, which consisted of fixed maturities and derivative assets. We also had $781 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $170 million and the United Kingdom of $393 million. The balance of $3,782 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $2,351 million, in The Netherlands of $526 million, in Belgium of $274 million, in France of $288 million, in Germany of $273 million, in Switzerland of $411 million, and in Russia of $90 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct debt or equity investments in and management fees generated from these entities. Such direct investments amounted to approximately $359 million and $354 million as of March 31, 2019 and December 31, 2018, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

Market Risk Related to Interest Rates

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of March 31, 2019. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of March 31, 2019
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$53,166	$(4,089)	$4,326
Commercial mortgage and other loans	—	8,749	(469)	519
Derivatives:
Interest rate contracts	22,615	(67)	152	(156)
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	38,132	(2,617)	3,242
Funding agreements with fixed maturities	—	1,248	(42)	44
Supplementary contracts and immediate annuities	—	1,313	(42)	48
Long-term debt	—	3,261	(227)	258
Embedded derivatives on reinsurance	—	74	113	(132)
Guaranteed benefit derivatives(3):
IUL	—	146	10	(10)
Stabilizer and MCGs	—	4	(4)	51
Other(4)	—	37	(7)	9
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
(4) Includes GMWBL, GMWB, and FIA products.

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of March 31, 2019, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$3,161	$1,657	$1,757	$744	$1,121	$744	$9,184
1.01% - 2.00%	1,108	102	70	6	10	71	1,367
2.01% - 3.00%	14,378	275	302	180	21	—	15,156
3.01% - 4.00%	12,291	765	439	—	—	—	13,495
4.01% and Above	2,479	99	—	—	—	—	2,578
Renewable beyond 12 months (MYGA) (2)	457	1	—	—	8	—	466
Total discretionary rate setting products	$33,874	$2,899	$2,568	$930	$1,160	$815	$42,246
Percentage of Total	80.2%	6.9%	6.1%	2.2%	2.7%	1.9%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after March 31, 2020 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2019. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of March 31, 2019
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities	$—	$355	$33	$(33)
Limited liability partnerships/corporations	—	1,166	71	(71)
Derivatives:
Equity futures and total return swaps	141	(1)	(14)	14
Equity options	1,674	158	90	(75)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
IUL	—	146	83	(69)
Other(2)	—	37	(3)	4
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2018 (the "Annual Report on Form 10-K") filed with the SEC. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended March 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
January 1, 2019 - January 31, 2019	5,065,658	$39.54	5,059,449	$286
February 1, 2019 - February 28, 2019	196,197	49.03	—	286
March 1, 2019 - March 31, 2019	250,711	49.27	—	286
Total	5,512,566	$40.32	5,059,449	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended March 31, 2019, there were 453,117 Treasury share increases in connection with such withholding activities.
(2) On May 2, 2019, the Board of Directors provided share repurchase authorization, increasing the aggregate of our common stock authorized for repurchase by $500. The current share repurchase authorization expires on June 30, 2020 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

Item 6.        Exhibits

See Exhibit Index on page 136 hereof.

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2019	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
Michael S. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

