Form 10-Q
period 2019-06-30
Voya Financial, Inc.
filed 2019-08-09
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to

Commission File Number: 001-35897______________________________________

Voya Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1222820
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

230 Park Avenue
New York	New York	10169
(Address of principal executive offices)		(Zip Code)
(212) 309-8200
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	VOYA	New York Stock Exchange
Depositary Shares, each representing a 1/40th	VOYAPrB	New York Stock Exchange
interest in a share of 5.35% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B, $0.01 par value

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 2, 2019, 140,359,868 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended June 30, 2019

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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	June 30, 2019	December 31, 2018
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $44,806 as of 2019 and $45,241 as of 2018)	$49,150	$46,298
Fixed maturities, at fair value using the fair value option	3,358	2,956
Equity securities, at fair value (cost of $335 as of 2019 and $255 as of 2018)	367	273
Short-term investments	154	168
Mortgage loans on real estate, net of valuation allowance of $1 as of 2019 and $2 as of 2018	8,418	8,676
Policy loans	1,797	1,833
Limited partnerships/corporations	1,325	1,158
Derivatives	440	247
Other investments	96	90
Securities pledged (amortized cost of $1,739 as of 2019 and $1,824 as of 2018)	1,945	1,867
Total investments	67,050	63,566
Cash and cash equivalents	1,482	1,538
Short-term investments under securities loan agreements, including collateral delivered	1,929	1,684
Accrued investment income	662	650
Premium receivable and reinsurance recoverable	6,640	6,860
Deferred policy acquisition costs and Value of business acquired	3,246	4,116
Current income taxes	226	237
Deferred income taxes	576	1,157
Other assets	1,425	1,336
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,429	1,421
Cash and cash equivalents	59	331
Corporate loans, at fair value using the fair value option	512	542
Other assets	11	16
Assets held in separate accounts	79,915	71,228
Total assets	$165,162	$154,682

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	June 30, 2019	December 31, 2018
Liabilities and Shareholders' Equity:
Future policy benefits	$14,841	$14,488
Contract owner account balances	50,580	51,001
Payables under securities loan and repurchase agreements, including collateral held	1,972	1,821
Short-term debt	97	1
Long-term debt	3,041	3,136
Derivatives	432	139
Pension and other postretirement provisions	445	551
Other liabilities	2,106	2,148
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	432	540
Other liabilities	562	688
Liabilities related to separate accounts	79,915	71,228
Total liabilities	154,423	145,741

Commitments and Contingencies (Note 13)

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 and $325 aggregate liquidation preference as of 2019 and 2018, respectively)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 275,273,194 and 272,431,745 shares issued as of 2019 and 2018, respectively; 140,329,307 and 150,978,184 shares outstanding as of 2019 and 2018, respectively)	3	3
Treasury stock (at cost; 134,943,887 and 121,453,561 shares as of 2019 and 2018, respectively)	(5,663)	(4,981)
Additional paid-in capital	24,642	24,316
Accumulated other comprehensive income (loss)	2,867	607
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	—
Unappropriated	(11,785)	(11,732)
Total Voya Financial, Inc. shareholders' equity	10,064	8,213
Noncontrolling interest	675	728
Total shareholders' equity	10,739	8,941
Total liabilities and shareholders' equity	$165,162	$154,682

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net investment income	$880	$813	$1,695	$1,636
Fee income	662	660	1,327	1,336
Premiums	585	533	1,167	1,072
Net realized capital gains (losses):
Total other-than-temporary impairments	(3)	—	(36)	(14)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	1	—	1
Net other-than-temporary impairments recognized in earnings	(3)	(1)	(36)	(15)
Other net realized capital gains (losses)	53	(119)	103	(286)
Total net realized capital gains (losses)	50	(120)	67	(301)
Other revenue	102	101	215	200
Income (loss) related to consolidated investment entities:
Net investment income	67	126	72	137
Total revenues	2,346	2,113	4,543	4,080
Benefits and expenses:
Policyholder benefits	852	706	1,667	1,414
Interest credited to contract owner account balances	380	382	751	764
Operating expenses	687	645	1,389	1,345
Net amortization of Deferred policy acquisition costs and Value of business acquired	67	74	152	174
Interest expense	42	46	84	95
Operating expenses related to consolidated investment entities:
Interest expense	16	16	21	22
Other expense	4	3	4	4
Total benefits and expenses	2,048	1,872	4,068	3,818
Income (loss) from continuing operations before income taxes	298	241	475	262
Income tax expense (benefit)	44	45	69	49
Income (loss) from continuing operations	254	196	406	213
Income (loss) from discontinued operations, net of tax	(3)	28	(82)	457
Net income (loss)	251	224	324	670
Less: Net income (loss) attributable to noncontrolling interest	25	58	24	58
Net income (loss) available to Voya Financial, Inc.	226	166	300	612
Less: Preferred stock dividends	—	—	10	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$226	$166	$290	$612

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.59	$0.83	$2.56	$0.91
Income (loss) available to Voya Financial, Inc.'s common shareholders	$1.57	$1.00	$1.99	$3.60

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.53	$0.80	$2.47	$0.88
Income (loss) available to Voya Financial, Inc.'s common shareholders	$1.51	$0.96	$1.93	$3.48

Cash dividends declared per share of common stock	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$251	$224	$324	$670
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,141	(867)	2,425	(2,390)
Other-than-temporary impairments	1	10	2	30
Pension and other postretirement benefits liability	(1)	(3)	(2)	(6)
Other comprehensive income (loss), before tax	1,141	(860)	2,425	(2,366)
Income tax expense (benefit) related to items of other comprehensive income (loss)	240	(292)	508	(606)
Other comprehensive income (loss), after tax	901	(568)	1,917	(1,760)
Comprehensive income (loss)	1,152	(344)	2,241	(1,090)
Less: Comprehensive income (loss) attributable to noncontrolling interest	25	58	24	58
Comprehensive income (loss) attributable to Voya Financial, Inc.	$1,127	$(402)	$2,217	$(1,148)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2019 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Appropriated	Unappropriated
Balance as of April 1, 2019	$—	$3	$(5,203)	$24,310	$1,966	$—	$(12,011)	$9,065	$741	$9,806
Adoption of ASU 2018-02	—	—	—	—	—	—	—	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	226	226	25	251
Other comprehensive income (loss), after tax	—	—	—	—	901	—	—	901	—	901
Total comprehensive income (loss)								1,127	25	1,152
Preferred stock issuance	—	—	—	293	—	—	—	293	—	293
Common stock issuance	—	—	—	—	—	—	—	—	—	—
Common stock acquired - Share repurchase	—	—	(446)	10	—	—	—	(436)	—	(436)
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	(2)	—	—	—	(2)	—	(2)
Share-based compensation	—	—	(14)	31	—	—	—	17	—	17
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	(91)	(91)
Balance as of June 30, 2019	$—	$3	$(5,663)	$24,642	$2,867	$—	$(11,785)	$10,064	$675	$10,739

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Six Months Ended June 30, 2019 (Unaudited) (In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Appropriated	Unappropriated
Balance as of January 1, 2019	$—	$3	$(4,981)	$24,316	$607	$—	$(11,732)	$8,213	$728	$8,941
Adoption of ASU 2018-02	—	—	—	—	343	—	(343)	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	300	300	24	324
Other comprehensive income (loss), after tax	—	—	—	—	1,917	—	—	1,917	—	1,917
Total comprehensive income (loss)								2,217	24	2,241
Preferred stock issuance	—	—	—	293	—	—	—	293	—	293
Common stock issuance	—	—	—	2	—	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(646)	(40)	—	—	—	(686)	—	(686)
Dividends on preferred stock	—	—	—	—	—	—	(10)	(10)	—	(10)
Dividends on common stock	—	—	—	(3)	—	—	—	(3)	—	(3)
Share-based compensation	—	—	(36)	74	—	—	—	38	—	38
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	(77)	(77)
Balance as of June 30, 2019	$—	$3	$(5,663)	$24,642	$2,867	$—	$(11,785)	$10,064	$675	$10,739

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2018 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Appropriated	Unappropriated
Balance as of April 1, 2018	$—	$3	$(3,936)	$23,961	$1,511	$—	$(12,161)	$9,378	$1,031	$10,409
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	166	166	58	224
Reversal of Other Comprehensive Income (Loss) due to Sale of Annuity and CBVA	—	—	—	—	(79)	—	—	(79)	—	(79)
Other comprehensive income (loss), after tax	—	—	—	—	(489)	—	—	(489)	—	(489)
Total comprehensive income (loss)								(402)	58	(344)
Effect of transaction for entities under common control	—	—	—	(31)	—	—	—	(31)	—	(31)
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	—	(33)	(33)
Preferred stock issuance	—	—	—	—	—	—	—	—	—	—
Common stock issuance	—	—	—	(1)	—	—	—	(1)	—	(1)
Common stock acquired - Share repurchase	—	—	(500)	—	—	—	—	(500)	—	(500)
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	(1)	—	—	—	(1)	—	(1)
Share-based compensation	—	—	(6)	23	—	—	—	17	—	17
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	(274)	(274)
Balance as of June 30, 2018	$—	$3	$(4,442)	$23,951	$943	$—	$(11,995)	$8,460	$782	$9,242

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Six Months Ended June 30, 2018 (Unaudited) (In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Appropriated	Unappropriated
Balance as of January 1, 2018	$—	$3	$(3,827)	$23,821	$2,731	$—	$(12,719)	$10,009	$1,030	$11,039
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	—	—	—	84	84	—	84
Adjustment for adoption of ASU 2016-01	—	—	—	—	(28)	—	28	—	—	—
Balance as of January 1, 2018 - As adjusted	—	3	(3,827)	23,821	2,703	—	(12,607)	10,093	1,030	11,123
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	612	612	58	670
Reversal of Other Comprehensive Income (Loss) due to Sale of Annuity and CBVA	—	—	—	—	(79)	—	—	(79)	—	(79)
Other comprehensive income (loss), after tax	—	—	—	—	(1,681)	—	—	(1,681)	—	(1,681)
Total comprehensive income (loss)								(1,148)	58	(1,090)
Effect of transaction for entities under common control	—	—	—	(31)	—	—	—	(31)	—	(31)
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	—	(33)	(33)
Preferred stock issuance	—	—	—	—	—	—	—	—	—	—
Common stock issuance	—	—	—	1	—	—	—	1	—	1
Common stock acquired - Share repurchase	—	—	(600)	100	—	—	—	(500)	—	(500)
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	(3)	—	—	—	(3)	—	(3)
Share-based compensation	—	—	(15)	63	—	—	—	48	—	48
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	(273)	(273)
Balance as of June 30, 2018	$—	$3	$(4,442)	$23,951	$943	$—	$(11,995)	$8,460	$782	$9,242

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities - continuing operations	$549	$(408)
Net cash provided by operating activities - discontinued operations	—	1,462
Net cash provided by operating activities	549	1,054
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	4,463	4,577
Equity securities	15	20
Mortgage loans on real estate	608	471
Limited partnerships/corporations	115	152
Acquisition of:
Fixed maturities	(4,125)	(4,881)
Equity securities	(23)	(20)
Mortgage loans on real estate	(357)	(574)
Limited partnerships/corporations	(221)	(158)
Short-term investments, net	14	403
Derivatives, net	62	35
Sales from consolidated investment entities	329	602
Purchases within consolidated investment entities	(572)	(607)
Collateral (delivered) received, net	(95)	38
Other, net	(12)	(5)
Net cash (used in) provided by investing activities - discontinued operations	(128)	34
Net cash provided by investing activities	73	87
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,855	3,083
Maturities and withdrawals from investment contracts	(3,285)	(2,716)
Settlements on deposit contracts	(6)	—
Proceeds from issuance of debt with maturities of more than three months	—	350
Repayment of debt with maturities of more than three months	—	(350)
Debt issuance costs	—	(6)
Borrowings of consolidated investment entities	304	469
Repayments of borrowings of consolidated investment entities	(407)	(461)
Contributions from (distributions to) participants in consolidated investment entities, net	282	34
Proceeds from issuance of common stock, net	2	1
Proceeds from issuance of preferred stock, net	293	—
Share-based compensation	(17)	(15)
Common stock acquired - Share repurchase	(686)	(500)
Dividends paid on common stock	(3)	(3)
Dividends paid on preferred stock	(10)	—
Net cash used in financing activities - discontinued operations	—	(1,209)
Net cash used in financing activities	(678)	(1,323)
Net decrease in cash and cash equivalents	(56)	(182)
Cash and cash equivalents, beginning of period	1,538	1,716
Cash and cash equivalents, end of period	$1,482	$1,534
Non-cash investing and financing activities:
Initial recognition of operating leases upon adoption of ASU 2016-02	$146	$—
Leased assets in exchange for finance lease liabilities	68	—

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

The Company provides its principal products and services through four segments: Retirement, Investment Management, Employee Benefits and Individual Life. In addition, the Company includes in Corporate activities not directly related to its segments, results of the Retained Business (defined in the Discontinued Operations Note to these Condensed Consolidated Financial Statements) and certain run-off activities that are not meaningful to the Company's business strategy. See the Segments Note to these Condensed Consolidated Financial Statements.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2019, its results of operations, comprehensive income and changes in shareholders' equity for the three and six months ended June 30, 2019 and 2018, and its statements of cash flows for the six months ended June 30, 2019 and 2018, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Adoption of New Pronouncements

The following table provides a description of the Company's adoption of new Accounting Standard Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB") and the impact of the adoption on the Company's financial statements.

Standard	Description of Requirements	Effective Date and Method of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This standard, issued in February 2018, permits a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). Stranded tax effects arise because U.S. GAAP requires that the impact of a change in tax laws or rates on deferred tax liabilities and assets be reported in net income, even if related to items recognized within accumulated other comprehensive income. The amount of the reclassification would be based on the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate, applied to deferred tax liabilities and assets reported within accumulated other comprehensive income.
January 1, 2019, with the change reported in the period of adoption.
The impact to the January 1, 2019 Condensed Consolidated Balance Sheet was an increase to AOCI of $343, with a corresponding decrease to Retained earnings. The ASU did not have a material impact on the Company's results of operations, cash flows, or disclosures.

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

Future Adoption of Accounting Pronouncements
Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12, "Financial Services - Insurance (Topic 944) Targeted Improvements to the Accounting for Long-Duration Contracts" ("ASU 2018-12"), which changes the measurement and disclosures of insurance liabilities and deferred acquisition costs ("DAC") for long-duration contracts issued by insurers. The provisions of ASU 2018-12 are effective for fiscal years beginning after December 15, 2020, including interim periods, with early adoption permitted. On July 17, 2019, the FASB decided to issue an exposure draft proposing the extension of the effective date of ASU 2018-12 for public business entities that are required to file with the SEC by one year, to fiscal years beginning after December 15, 2021. This exposure draft is expected to be issued during the third quarter of 2019 and will have a 30 day comment period. The Company is currently in the process of evaluating the provisions of ASU 2018-12. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of ASU 2018-12 may result in a significant impact on Shareholders’ equity and future earnings patterns.

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
The rate used to discount the liability for future policy benefits will be required to be updated quarterly, with related changes in the liability recorded in AOCI. The discount rate will be based on an upper-medium grade fixed-income corporate instrument yield reflecting the duration characteristics of the relevant liabilities.

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

Measurement of market risk benefits
Creates a new category of benefit features called market risk benefits, defined as features that protect contract holders from capital market risk and expose the insurers to that risk. Market risk benefits will be required to be measured at fair value, with changes in fair value recognized in the Statement of Operations, except for changes in fair value attributable to changes in the instrument-specific credit risk, which will be recorded in AOCI.

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

This approach is intended to approximate straight-line amortization and cannot be based on revenue or profits as it is under the current accounting model. Related amounts in AOCI will be eliminated upon adoption. ASU 2018-12 did not change the existing accounting guidance related to value of business acquired ("VOBA") and net cost of reinsurance, which allows, but does not require, insurers to amortize such balances on a basis consistent with DAC.

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
ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
This standard, issued in August 2018, requires a customer in a hosting arrangement that is a service contract to follow the guidance for internal-use software projects to determine which implementation costs to capitalize as an asset. Capitalized implementation costs are required to be expensed over the term of the hosting arrangement. In addition, a customer is required to apply the impairment and abandonment guidance for long-lived assets to the capitalized implementation costs. Balances related to capitalized implementation costs must be presented in the same financial statement line items as other hosting arrangement balances, and additional disclosures are required.
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

In addition, the FASB issued various amendments during 2018 and 2019 to clarify the provisions of ASU 2016-13.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Discontinued Operations

On June 1, 2018, the Company consummated a series of transactions (collectively, the "2018 Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 (the "MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"). As part of the 2018 Transaction, Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, acquired two of the Company's subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"), and VIAC and other Voya subsidiaries reinsured to Athene substantially all of their fixed and fixed indexed annuities business. In connection with the 2018 Transaction, VIAC and another Voya subsidiary engaged in a series of reinsurance arrangements pursuant to which Voya and its subsidiaries other than VIAC retained VIAC’s businesses other than variable annuities and fixed and fixed indexed annuities. Pursuant to the terms of the 2018 Transaction, the Company has retained a small number of CBVA and Annuities policies that are not included in the disposed businesses described above as "Retained Business."

During the second quarter of 2019, the Company settled the outstanding purchase price true-up amounts with VA Capital. The Company does not anticipate further material charges in connection with the 2018 Transaction. Income(loss) from discontinued operations, net of tax for the six months ended June 30, 2019 includes a $82 charge related to the purchase price true-up settlement in connection with the 2018 Transaction.

The following table summarizes the components of Income (loss) from discontinued operations, net of tax for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Revenues:
Net investment income	$—	$510
Fee income	—	295
Premiums	—	(50)
Total net realized capital gains (losses)	—	(345)
Other revenue	—	10
Total revenues	—	420
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	442
Operating expenses	—	(14)
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	49
Interest expense	—	10
Total benefits and expenses	—	487
Income (loss) from discontinued operations before income taxes	—	(67)
Income tax expense (benefit)	—	(19)
Adjustment to loss on sale, net of tax	(82)	505
Income (loss) from discontinued operations, net of tax	$(82)	$457

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2019:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$1,666	$500	$—	$—	$2,166	$—
U.S. Government agencies and authorities	197	52	—	—	249	—
State, municipalities and political subdivisions	1,642	114	2	—	1,754	—
U.S. corporate public securities	18,170	2,307	67	—	20,410	—
U.S. corporate private securities	6,292	444	38	—	6,698	—
Foreign corporate public securities and foreign governments(1)	5,320	521	31	—	5,810	—
Foreign corporate private securities(1)	5,027	250	15	—	5,262	—
Residential mortgage-backed securities	5,282	285	20	29	5,576	10
Commercial mortgage-backed securities	3,892	203	5	—	4,090	—
Other asset-backed securities	2,415	46	23	—	2,438	2
Total fixed maturities, including securities pledged	49,903	4,722	201	29	54,453	12
Less: Securities pledged	1,739	219	13	—	1,945	—
Total fixed maturities	$48,164	$4,503	$188	$29	$52,508	$12
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
(4) Amount excludes $411 of net unrealized gains on impaired available-for-sale securities.

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

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2019, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,265	$1,277
After one year through five years	6,452	6,697
After five years through ten years	9,227	9,800
After ten years	21,370	24,575
Mortgage-backed securities	9,174	9,666
Other asset-backed securities	2,415	2,438
Fixed maturities, including securities pledged	$49,903	$54,453

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2019 and December 31, 2018, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2019
Communications	$2,456	$368	$1	$2,823
Financial	5,184	614	6	5,792
Industrial and other companies	14,889	1,312	57	16,144
Energy	3,764	457	52	4,169
Utilities	6,270	575	23	6,822
Transportation	1,394	133	4	1,523
Total	$33,957	$3,459	$143	$37,273

December 31, 2018
Communications	$2,554	$162	$35	$2,681
Financial	5,200	293	90	5,403
Industrial and other companies	15,591	487	422	15,656
Energy	4,034	194	143	4,085
Utilities	6,560	253	158	6,655
Transportation	1,281	47	32	1,296
Total	$35,220	$1,436	$880	$35,776

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2019 and December 31, 2018, approximately 40.3% and 41.6%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

As of June 30, 2019 and December 31, 2018, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of June 30, 2019, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transaction was $67, respectively, and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2018, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transaction was $45 and $46, respectively. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2019 and December 31, 2018, the fair value of loaned securities was $1,707 and $1,635, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2019 and December 31, 2018, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $1,525 and $1,581, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, liabilities to return collateral of $1,525 and $1,581, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2019 and December 31, 2018, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $238 and $111, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	June 30, 2019 (1)(2)	December 31, 2018 (1)(2)
U.S. Treasuries	$403	$337
U.S. Government agencies and authorities	43	7
U.S. corporate public securities	860	992
Equity Securities	—	1
Short-term investments	61	—
Foreign corporate public securities and foreign governments	396	355
Payables under securities loan agreements	$1,763	$1,692
(1)As of June 30, 2019 and December 31, 2018, borrowings under securities lending transactions include cash collateral of $1,525 and $1,581, respectively.
(2)As of June 30, 2019 and December 31, 2018, borrowings under securities lending transactions include non-cash collateral of $238 and $111, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2019:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—		$54	$—	*	$54	$—	*
State, municipalities and political subdivisions	7	—	*	49	2		56	2
U.S. corporate public securities	320	5		926	62		1,246	67
U.S. corporate private securities	273	5		496	33		769	38
Foreign corporate public securities and foreign governments	96	2		348	29		444	31
Foreign corporate private securities	86	1		491	14		577	15
Residential mortgage-backed	644	11		372	9		1,016	20
Commercial mortgage-backed	192	1		122	4		314	5
Other asset-backed	712	10		524	13		1,236	23
Total	$2,330	$35		$3,382	$166		$5,712	$201
Total number of securities in an unrealized loss position	342			542			884
*Less than $1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2018:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$24	$—	*	$94	$2	$118	$2
State, municipalities and political subdivisions	523	10		241	12	764	22
U.S. corporate public securities	6,544	305		972	110	7,516	415
U.S. corporate private securities	2,348	68		888	102	3,236	170
Foreign corporate public securities and foreign governments	2,379	119		314	48	2,693	167
Foreign corporate private securities	2,130	113		403	39	2,533	152
Residential mortgage-backed	897	18		602	35	1,499	53
Commercial mortgage-backed	1,555	33		550	22	2,105	55
Other asset-backed	1,436	46		98	2	1,534	48
Total	$17,836	$712		$4,162	$372	$21,998	$1,084
Total number of securities in an unrealized loss position	2,338			751		3,089

*Less than $1.

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not other-than-temporarily impaired as of June 30, 2019. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
On a quarterly basis, the Company evaluates its available-for-sale investment portfolio to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. All available-for-sale securities with fair values less than amortized cost are included in the Company’s evaluation. Generally, for non-structured securities, management considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same consideration utilized in its overall impairment evaluation process, which incorporates available information and the company’s best estimate of scenario based outcomes regarding the specific security and issuer. The Company also considers quality and amount of any credit enhancement; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates; and the overall macroeconomic conditions. For structured securities, such as non-agency RMBS, CMBS, and ABS, the Company evaluates other-than-temporary impairments based on actual and projected cash flows, after considering the quality and updated loan-to-value ratios, reflecting current home prices of the underlying collateral, forecasted loss severity, the payment priority in the tranche and any credit enhancement within the structure. In assessing credit impairment, the Company performs discounted cash flow analysis comparing the current amortized cost of a security to the present value of the expected future cash flows, including estimated defaults, and prepayments. The discount rate is generally the effective interest rate of the fixed maturity prior to the impairment.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $883 from $1,084 to $201 for the six months ended June 30, 2019. The decrease in gross unrealized capital losses was primarily due to declining interest rates.

At June 30, 2019, $39 of the total $201 of gross unrealized losses were from 13 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

Evaluating Securities for Other-Than-Temporary Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

The following table identifies the Company's impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2019			2018
	Impairment		No. of Securities	Impairment	No. of Securities
Foreign corporate public securities and foreign governments(1)	$3		1	$—	—
Foreign corporate private securities(1)	—		—	—	—
Residential mortgage-backed	—	*	13	1	18
Other asset-backed	—	*	1	—	—
Total	$3		15	$1	18
Credit Impairments	$—			$1
Intent Impairments	$3			$—
(1) Primarily U.S. dollar denominated.
*Less than $1
	Six Months Ended June 30,
	2019			2018
	Impairment		No. of Securities	Impairment	No. of Securities
Foreign corporate public securities and foreign governments(1)	$3		1	$—	—
Foreign corporate private securities(1)	30		3	14	1
Residential mortgage-backed	—	*	24	1	25
Other asset-backed	1		3	—	—
Total	$34		31	$15	26
Credit Impairments	$31			$15
Intent Impairments	$3			$—
(1) Primarily U.S. dollar denominated.
*Less than $1

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2019	2018
Balance at April 1	$19	$24
Additional credit impairments:
On securities previously impaired	—	—
Reductions:
Increase in cash flows	—	—
Securities sold, matured, prepaid or paid down	—	2
Balance at June 30	$19	$22

	Six Months Ended June 30,
	2019	2018
Balance at January 1	$22	$40
Additional credit impairments:
On securities previously impaired	—	—
Reductions:
Increase in cash flows	1	—
Securities sold, matured, prepaid or paid down	2	18
Balance at June 30	$19	$22

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three and six months ended June 30, 2019, the Company did not have any new commercial mortgage loan troubled debt restructuring. For the three months ended June 30, 2019, the Company did not have any new private placement troubled debt restructuring. For the six months ended June 30, 2019, the Company had one new private placement troubled debt restructuring with a pre-modification cost basis of $124 and post-modification carrying value of $93. For the three and six months ended June 30, 2018, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring.

For the three and six months ended June 30, 2019 and June 30, 2018, respectively, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	June 30, 2019			December 31, 2018
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$8,415	$8,419	$4	$8,674	$8,678
Collective valuation allowance for losses	N/A	(1)	(1)	N/A	(2)	(2)
Total net commercial mortgage loans	$4	$8,414	$8,418	$4	$8,672	$8,676

N/A - Not Applicable

There were no impairments on the mortgage loan portfolio for the three months ended June 30, 2019. There was one impairment of $2 on the mortgage loan portfolio for the six months ended June 30, 2019. There were no impairments on the mortgage loan portfolio for the three and six months ended June 30, 2018.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2019	December 31, 2018
Collective valuation allowance for losses, balance at January 1	$2	$3
Addition to (reduction of) allowance for losses	(1)	(1)
Collective valuation allowance for losses, end of period	$1	$2

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	June 30, 2019	December 31, 2018
Impaired loans, gross	$4	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$4
Unpaid principal balance of impaired loans	$5	$5

As of June 30, 2019 and December 31, 2018, the Company did not have any impaired loans with allowances for losses.

Commercial loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended.

As of June 30, 2019 and December 31, 2018, the Company had no loans greater than 60 days in arrears and there were no mortgage loans in the Company's portfolio in process of foreclosure. The Company foreclosed on one loan during the six months ended June 30, 2019 with a carrying value of $5.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended June 30,
	2019	2018
Impaired loans, average investment during the period (amortized cost) (1)	$6	$4
Interest income recognized on impaired loans, on an accrual basis (1)	—	—
Interest income recognized on impaired loans, on a cash basis (1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
(1) Includes amounts for Troubled debt restructured loans.

	Six Months Ended June 30,
	2019	2018
Impaired loans, average investment during the period (amortized cost) (1)	$8	$4
Interest income recognized on impaired loans, on an accrual basis (1)	—	—
Interest income recognized on impaired loans, on a cash basis (1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV and DSC ratios as of the dates indicated:

				Recorded Investment
				Debt Service Coverage Ratios
				> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
June 30, 2019(1)
Loan-to-Value Ratios:
	0%	-	50%	$714	$42	$11	$2	$—	$769	9.1%
>	50%	-	60%	1,830	63	74	4	—	1,971	23.4%
>	60%	-	70%	3,581	459	601	179	49	4,869	57.8%
>	70%	-	80%	320	249	87	70	12	738	8.8%
>	80%	and above		15	48	1	8	—	72	0.9%
Total				$6,460	$861	$774	$263	$61	$8,419	100.0%

				Recorded Investment
				Debt Service Coverage Ratios
				> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2018(1)
Loan-to-Value Ratios:
	0%	-	50%	$724	$53	$25	$2	$—	$804	9.3%
>	50%	-	60%	1,889	61	51	6	—	2,007	23.1%
>	60%	-	70%	3,767	520	716	63	39	5,105	58.8%
>	70%	-	80%	402	160	102	24	6	694	8.0%
>	80%	and above		18	7	11	8	24	68	0.8%
Total				$6,800	$801	$905	$103	$69	$8,678	100.0%
(1)Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,127	25.3%	$2,078	23.8%
South Atlantic	1,698	20.1%	1,771	20.4%
Middle Atlantic	1,508	17.9%	1,525	17.6%
West South Central	914	10.9%	952	11.0%
Mountain	869	10.3%	892	10.3%
East North Central	721	8.6%	833	9.6%
New England	163	1.9%	154	1.8%
West North Central	342	4.1%	390	4.5%
East South Central	77	0.9%	83	1.0%
Total Commercial mortgage loans	$8,419	100.0%	$8,678	100.0%

	June 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$2,426	28.8%	$2,482	28.6%
Industrial	2,001	23.8%	2,074	23.9%
Apartments	2,073	24.6%	2,110	24.3%
Office	1,197	14.2%	1,316	15.2%
Hotel/Motel	244	2.9%	210	2.4%
Other	404	4.8%	411	4.7%
Mixed Use	74	0.9%	75	0.9%
Total Commercial mortgage loans	$8,419	100.0%	$8,678	100.0%

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed maturities	$690	$685	$1,375	$1,348
Equity securities	3	3	7	6
Mortgage loans on real estate	98	99	194	196
Policy loans	24	26	47	51
Short-term investments and cash equivalents	3	5	7	9
Other	84	11	108	60
Gross investment income	902	829	1,738	1,670
Less: investment expenses	22	16	43	34
Net investment income	$880	$813	$1,695	$1,636

As of June 30, 2019 and December 31, 2018, the Company had $2 and $5, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,
	2019	2018
Fixed maturities, available-for-sale, including securities pledged	$11	$—
Fixed maturities, at fair value option	121	(143)
Equity securities	8	1
Derivatives	(67)	15
Embedded derivatives - fixed maturities	2	(5)
Guaranteed benefit derivatives	(26)	15
Other investments	1	(3)
Net realized capital gains (losses)	$50	$(120)

	Six Months Ended June 30,
	2019	2018
Fixed maturities, available-for-sale, including securities pledged	$(6)	$(40)
Fixed maturities, at fair value option	206	(333)
Equity securities	15	(2)
Derivatives	(66)	32
Embedded derivatives - fixed maturities	3	(12)
Guaranteed benefit derivatives	(84)	43
Other investments	(1)	11
Net realized capital gains (losses)	$67	$(301)

For the three and six months ended June 30, 2019, the change in the fair value of equity securities still held as of June 30, 2019 was $8 and $15, respectively. For the three and six months ended June 30, 2018, the change in the fair value of equity securities still held as of June 30, 2018 was $1 and $(2), respectively.

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds on sales	$1,342	$2,222	$3,198	$3,802
Gross gains	25	21	60	32
Gross losses	8	31	38	57

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

Total return swaps: The Company uses total return swaps as a hedge against a decrease in variable annuity account values, which are invested in certain indices. Using total return swaps, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of assets or a market index and the London Interbank Offered Rates ( LIBOR) rate, calculated by reference to an agreed upon notional principal amount. No cash is exchanged at the onset of the contracts. Cash is paid and received over the life of the contract based upon the terms of the swaps. The Company utilizes these contracts in non-qualifying hedging relationships.

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

Options: The Company uses equity options to hedge against an increase in various equity indices. Such increases may result in increased payments to the holders of the FIA and IUL contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2019			December 31, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$32	$—	$—	$44	$—	$—
Foreign exchange contracts	778	20	17	744	14	23
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	23,835	231	396	24,085	140	109
Foreign exchange contracts	114	—	—	30	—	—
Equity contracts	1,883	189	17	1,756	93	4
Credit contracts	225	—	2	281	—	3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	29	—	N/A	26	—
Within products	N/A	—	217	N/A	—	126
Within reinsurance agreements	N/A	—	129	N/A	—	21
Total		$469	$778		$273	$286
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2019 and December 31, 2018. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	June 30, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$225	$—	$2
Equity contracts	1,769	189	16
Foreign exchange contracts	892	20	17
Interest rate contracts	21,958	230	396
		439	431
Counterparty netting(1)		(244)	(244)
Cash collateral netting(1)		(170)	(183)
Securities collateral netting(1)		(14)	(1)
Net receivables/payables		$11	$3
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan and repurchase agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2019, the Company held $154 and pledged $163 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2018, the Company held $91 and $16 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2019, the Company delivered $171 of securities and held $14 of securities as collateral. As of December 31, 2018, the Company delivered $187 of securities and held $11 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income
Three Months Ended June 30, 2019
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$1	$20
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3
Six Months Ended June 30, 2019
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	2	10
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	6

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended June 30, 2019
	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$880	$53
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	—

	Six Months Ended June 30, 2019
	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$1,695	$103
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	6	—

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the period indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended June 30,
		2019	2018
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(79)	$12
Foreign exchange contracts	Other net realized capital gains (losses)	2	5
Equity contracts	Other net realized capital gains (losses)	10	(5)
Credit contracts	Other net realized capital gains (losses)	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	2	(5)
Within products	Other net realized capital gains (losses)	(26)	15
Within reinsurance agreements	Policyholder benefits	(63)	33
Total		$(154)	$56

	Location of Gain or (Loss) Recognized in Income on Derivative	Six Months Ended June 30,
		2019	2018
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(131)	$33
Foreign exchange contracts	Other net realized capital gains (losses)	4	3
Equity contracts	Other net realized capital gains (losses)	57	(9)
Credit contracts	Other net realized capital gains (losses)	4	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	3	(12)
Within products	Other net realized capital gains (losses)	(84)	43
Within reinsurance agreements	Policyholder benefits	(122)	88
Total		$(269)	$147

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,568	$598	$—	$2,166
U.S. Government agencies and authorities	—	249	—	249
State, municipalities and political subdivisions	—	1,754	—	1,754
U.S. corporate public securities	—	20,311	99	20,410
U.S. corporate private securities	—	5,116	1,582	6,698
Foreign corporate public securities and foreign governments(1)	—	5,802	8	5,810
Foreign corporate private securities(1)	—	4,892	370	5,262
Residential mortgage-backed securities	—	5,547	29	5,576
Commercial mortgage-backed securities	—	4,090	—	4,090
Other asset-backed securities	—	2,338	100	2,438
Total fixed maturities, including securities pledged	1,568	50,697	2,188	54,453
Equity securities	175	—	192	367
Derivatives:
Interest rate contracts	2	229	—	231
Foreign exchange contracts	—	20	—	20
Equity contracts	—	40	149	189
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,533	32	—	3,565
Assets held in separate accounts	73,844	5,969	102	79,915
Total assets	$79,122	$56,987	$2,631	$138,740
Percentage of Level to total	57%	41%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
IUL	$—	$—	$160	$160
Other(2)	—	—	57	57
Other derivatives:
Interest rate contracts	—	396	—	396
Foreign exchange contracts	—	17	—	17
Equity contracts	1	16	—	17
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	129	—	129
Total liabilities	$1	$560	$217	$778
(1) Primarily U.S. dollar denominated.
(2)Includes Guaranteed minimum withdrawal benefits with life payouts ("GMWBL"), Guaranteed minimum withdrawal benefits ("GMWB"), Fixed Indexed Annuities ("FIA"), Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,753	$542	$—	$2,295
U.S. Government agencies and authorities	—	242	—	242
State, municipalities and political subdivisions	—	1,659	—	1,659
U.S. corporate public securities	—	19,804	44	19,848
U.S. corporate private securities	—	4,839	1,393	6,232
Foreign corporate public securities and foreign governments(1)	—	5,444	11	5,455
Foreign corporate private securities(1)	—	4,843	251	5,094
Residential mortgage-backed securities	—	4,775	28	4,803
Commercial mortgage-backed securities	—	3,402	14	3,416
Other asset-backed securities	—	1,939	138	2,077
Total fixed maturities, including securities pledged	1,753	47,489	1,879	51,121
Equity securities	144	—	129	273
Derivatives:
Interest rate contracts	—	140	—	140
Foreign exchange contracts	—	14	—	14
Equity contracts	—	10	83	93
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,362	28	—	3,390
Assets held in separate accounts	65,361	5,805	62	71,228
Total assets	$70,620	$53,486	$2,153	$126,259
Percentage of Level to total	56%	42%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
IUL	$—	$—	$82	$82
Other(2)	—	—	44	44
Other derivatives:
Interest rate contracts	—	109	—	109
Foreign exchange contracts	—	23	—	23
Equity contracts	1	3	—	4
Credit contracts	—	3	—	3
Embedded derivative on reinsurance	—	21	—	21
Total liabilities	$1	$159	$126	$286
(1)Primarily U.S. dollar denominated.
(2)Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

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

The valuation approaches and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy are presented below.

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

Equity securities: Level 2 and Level 3 equity securities, typically private equities or equity securities not traded on an exchange, are valued by other sources such as analytics or brokers.

Derivatives: Derivatives are carried at fair value, which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, LIBOR and Overnight Index Swap ("OIS") rates. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s nonperformance risk is also considered and incorporated in the Company’s valuation process. The Company also has certain credit default swaps and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2019 and 2018. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2019
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$109	$—	$—	$—	$—	$—	$(5)	$—	$(5)	$99	$—
U.S. corporate private securities	1,565	—	30	6	—	—	(9)	—	(10)	1,582	—
Foreign corporate public securities and foreign governments(1)	9	—	(1)	—	—	—	—	—	—	8	—
Foreign corporate private securities(1)	266	—	8	96	—	—	—	—	—	370	—
Residential mortgage-backed securities	49	(2)	—	—	—	—	—	—	(18)	29	(2)
Commercial mortgage-backed securities	16	—	—	—	—	—	—	—	(16)	—	—
Other asset-backed securities	144	—	—	21	—	—	(1)	—	(64)	100	—
Total fixed maturities, including securities pledged	2,158	(2)	37	123	—	—	(15)	—	(113)	2,188	(2)
Equity securities	184	8	—	—	—	—	—	—	—	192	8
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(146)	(13)	—	—	(15)	—	14	—	—	(160)	—
Other (2)(6)	(41)	(13)	—	—	(7)	—	4	—	—	(57)	—
Other derivatives, net	137	9	—	13	—	—	(10)	—	—	149	12
Assets held in separate accounts(5)	67	2	—	33	—	—	—	—	—	102	—
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
(6) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$44	$—	$2	$—	$—	$—	$(5)	$60	$(2)	$99	$—
U.S. corporate private securities	1,393	1	84	153	—	(13)	(25)	—	(11)	1,582	—
Foreign corporate public securities and foreign governments(1)	11	—	(3)	—	—	—	—	—	—	8	—
Foreign corporate private securities(1)	251	(29)	47	194	—	(93)	—	—	—	370	1
Residential mortgage-backed securities	28	(4)	—	7	—	—	—	—	(2)	29	(4)
Commercial mortgage-backed securities	14	—	—	—	—	—	—	—	(14)	—	—
Other asset-backed securities	138	—	—	24	—	—	(2)	—	(60)	100	—
Total fixed maturities, including securities pledged	1,879	(32)	130	378	—	(106)	(32)	60	(89)	2,188	(3)
Equity securities	129	14	—	49	—	—	—	—	—	192	14
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(82)	(76)	—	—	(28)	—	26	—	—	(160)	—
Other (2)(6)	(44)	(8)	—	—	(7)	—	2	—	—	(57)	—
Other derivatives, net	83	61	—	23	—	—	(18)	—	—	149	66
Assets held in separate accounts(5)	62	3	—	39	—	—	—	3	(5)	102	—

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
(6) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2018
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$36	$—	$—	$3	$—	$—	$—	$5	$—	$44	$—
U.S. corporate private securities	1,148	7	(13)	169	—	(8)	(36)	18	—	1,285	—
Foreign corporate public securities and foreign governments (1)	12	—	—	—	—	—	—	—	—	12	—
Foreign corporate private securities (1)	179	8	(5)	122	—	(70)	—	—	—	234	—
Residential mortgage-backed securities	98	(2)	(1)	11	—	(40)	—	—	(23)	43	(2)
Commercial mortgage-backed securities	8	—	—	18	—	—	—	—	—	26	—
Other asset-backed securities	199	—	(2)	71	—	—	(2)	32	(134)	164	—
Total fixed maturities, including securities pledged	1,680	13	(21)	394	—	(118)	(38)	55	(157)	1,808	(2)
Equity securities	99	1	—	7	—	(2)	—	—	—	105	1
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(150)	3	—	—	(14)	—	19	—	—	(142)	—
Other (2)(6)	(122)	12	—	—	2	—	5	—	—	(103)	—
Other derivatives, net	151	(6)	—	10	—	—	(15)	—	—	140	(11)
Assets held in separate accounts(5)	11	—	—	27	—	—	—	—	—	38	—
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
(6) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$57	$—	$(1)	$9	$—	$(13)	$—	$—	$(8)	$44	$—
U.S. corporate private securities	1,127	7	(39)	200	—	(8)	(42)	40	—	1,285	—
Foreign corporate public securities and foreign governments(1)	11	—	1	—	—	—	—	—	—	12	—
Foreign corporate private securities(1)	169	(6)	18	123	—	(70)	—	—	—	234	(13)
Residential mortgage-backed securities	42	(5)	(1)	12	—	—	—	—	(5)	43	(5)
Commercial mortgage-backed securities	17	—	—	26	—	—	—	—	(17)	26	—
Other asset-backed securities	92	—	(3)	89	—	—	(3)	35	(46)	164	—
Total fixed maturities, including securities pledged	1,515	(4)	(25)	459	—	(91)	(45)	75	(76)	1,808	(18)
Equity securities, available-for-sale	102	(2)	—	7	—	(2)	—	—	—	105	(2)
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(159)	7	—	—	(26)	—	36	—	—	(142)	—
Other (2)(6)	(147)	36	—	—	—	—	8	—	—	(103)	—
Other derivatives, net	159	(8)	—	20	—	—	(31)	—	—	140	(19)
Assets held in separate accounts(5)	11	—	—	27	—	—	—	—	—	38	—
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
(6) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2019 and 2018, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Following is a description of selected inputs:

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

The following table presents the unobservable inputs for IUL as of the dates indicated:

Range(1)
	June 30, 2019		December 31, 2018
Unobservable Input
Nonperformance risk	0.20% to 0.55%		0.38% to 0.84%
Actuarial Assumptions:
Lapses	2% to 10%		2% to 10%
Mortality	—	(2)	—	(2)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) The mortality rate, along with the associated cost of insurance charges, are based on the 2001 Commissioner's Standard Ordinary table with mortality improvements.

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

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$54,453	$54,453	$51,121	$51,121
Equity securities	367	367	273	273
Mortgage loans on real estate	8,418	8,879	8,676	8,811
Policy loans	1,797	1,797	1,833	1,833
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	3,565	3,565	3,390	3,390
Derivatives	440	440	247	247
Other investments	96	102	90	92
Assets held in separate accounts	79,915	79,915	71,228	71,228
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	33,713	39,692	34,053	37,052
Funding agreements with fixed maturities	1,389	1,384	1,209	1,197
Supplementary contracts, immediate annuities and other	936	967	976	960
Derivatives:
Guaranteed benefit derivatives:
IUL	160	160	82	82
Other (2)	57	57	44	44
Other derivatives	432	432	139	139
Short-term debt	97	107	1	1
Long-term debt	3,041	3,304	3,136	3,112
Embedded derivative on reinsurance	129	129	21	21
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(2) Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classifications of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2019
	DAC	VOBA		Total
Balance as of January 1, 2019	$3,298	$818		$4,116
Deferrals of commissions and expenses	126	4		130
Amortization:
Amortization, excluding unlocking	(239)	(69)		(308)
Unlocking(1)	14	23		37
Interest accrued	91	28	(2)	119
Net amortization included in Condensed Consolidated Statements of Operations	(134)	(18)		(152)
Change due to unrealized capital gains/losses on available-for-sale securities	(582)	(266)		(848)
Balance as of June 30, 2019	$2,708	$538		$3,246

	2018
	DAC	VOBA		Total
Balance as of January 1, 2018	$2,818	$556		$3,374
Deferrals of commissions and expenses	98	4		102
Amortization:
Amortization, excluding unlocking	(160)	(44)		(204)
Unlocking(1)	(63)	(27)		(90)
Interest accrued	91	29	(2)	120
Net amortization included in Condensed Consolidated Statements of Operations	(132)	(42)		(174)
Change due to unrealized capital gains/losses on available-for-sale securities	460	246		706
Balance as of June 30, 2018	$3,244	$764		$4,008

(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. Additionally, the 2018 amounts include unfavorable unlocking for DAC and VOBA of $25 and $18, respectively, associated with an update to assumptions related to customer consents of changes to guaranteed minimum interest rate provisions.
(2) Interest accrued at the following rates for VOBA: 2.7% to 7.4% during 2019 and 3.5% to 7.4% during 2018.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan") (together, the "Omnibus Plans"). As of June 30, 2019, common stock reserved and available for issuance under the 2013 Omnibus Plan and the 2014 Omnibus Plan was 347,663 and 3,501,704 shares, respectively.

On March 27, 2019, the Company's Board of Directors adopted, subject to shareholder approval, the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (the "2019 Omnibus Plan"). Shareholder approval for the 2019 Omnibus Plan was subsequently obtained at the Annual Meeting of Shareholders held on May 23, 2019. The 2019 Omnibus Plan provides for 11,700,000 shares of common stock to be available for issuance as equity-based compensation awards. As of the date of the filing of this Quarterly Report on Form 10-Q, no awards have been made under the 2019 Omnibus Plan.

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan ("Director Plan").

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted Stock Unit (RSU) awards	$10	$10	$27	$29
Performance Stock Unit (PSU) awards	8	9	25	27
Stock options	2	2	4	5
Total share-based compensation expense	20	21	56	61
Income tax benefit	19	9	20	15
After-tax share-based compensation expense	$1	$12	$36	$46

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the Director Plan for the period indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2019	2.4		$43.36	2.5		$40.21
Adjustment for PSU performance factor	N/A		N/A	0.3		31.35
Granted	0.8		50.09	0.7		51.64
Vested	(1.1)		40.20	(1.2)		28.95
Forfeited	—	*	48.00	—	*	47.76
Outstanding as of June 30, 2019	2.1		$47.76	2.3		$48.86

* Less than 0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2019	2.6	$37.60
Granted	1.0	50.03
Exercised	(0.5)	37.60
Forfeited	—	—
Outstanding as of June 30, 2019	3.1	$41.61
Vested, exercisable, as of June 30, 2019	2.1	$37.60

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
(Dollar amounts in millions, unless otherwise stated)

8.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2018	270.0	98.0	172.0
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	22.8	(22.8)
Share-based compensation	2.4	0.6	1.8
Balance, December 31, 2018	272.4	121.4	151.0
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	12.8	(12.8)
Share-based compensation	2.8	0.7	2.1
Balance, June 30, 2019	275.2	134.9	140.3

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
On June 19, 2019, the Company entered into a share repurchase agreement with a third-party financial institution, pursuant to which the Company made an upfront payment of $200 and received initial delivery of 2,963,512 shares. This arrangement closed on August 6, 2019 and an additional 695,566 shares were delivered.
On April 9, 2019, the Company entered into a share repurchase agreement with a third-party financial institution, pursuant to which the Company made an upfront payment of $236 and received initial delivery of 3,593,453 shares. This arrangement closed on June 4, 2019 and an additional 879,199 shares were delivered.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The current exercise price of the warrants is $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. On March 12, 2018, ING Group sold its remaining interests in the warrants and no longer owns any warrants. As of June 30, 2019, no warrants have been exercised.

Preferred Stock

On June 11, 2019, the Company issued 300,000 shares of 5.35% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B ("the Series B preferred stock"), with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate net proceeds of $293. The Company deposited the Series B preferred stock under a deposit agreement with a depositary, which issued interests in fractional shares of the Series B preferred stock in the form of depositary shares ("Depositary Shares") evidenced by depositary receipts; each Depositary Share representing 1/40th interest in a share of the Series B preferred stock.
On September 12, 2018, the Company issued 325,000 shares of 6.125% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A ("the Series A preferred stock"), with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate net proceeds of $319.
The ability of the Company to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its common stock will be substantially restricted in the event that the Company does not declare and pay (or set aside) dividends on the Series A and B preferred stock for the last preceding dividend period.
The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. The Company may, at its option, redeem the Series A preferred stock, (a) in whole but not in part, at any time, within 90 days after the occurrence of a "rating agency event," at a redemption price equal to $1,020 per share, plus an amount equal to any dividends per share of preferred stock that have accrued but not been declared and paid for the then-current dividend period to, but excluding, the redemption date and (b) (i) in whole but not in part, at any time within 90 days after the occurrence of a "regulatory capital event" or (ii) in whole or in part, from time to time, on September 15, 2023 or any subsequent "reset date," in each case, at a redemption price equal to $1,000 per share of preferred stock, plus an amount equal to any dividends per share of preferred stock that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date. The Company may, at its option, redeem the Series B preferred stock, (a) in whole but not in part, at any time, within 90 days after the occurrence of a "rating agency event," at a redemption price equal to $1,020 per share (equivalent to $25.50 per Depositary Share), plus an amount equal to any accrued and unpaid dividends per share that have accrued but not been declared and paid for the then-current dividend period, but excluding, such redemption date and (b) (i) in whole but not in part , at any time, within 90 days after the occurrence of a "regulatory capital event," or (ii) in whole or in part, from time to time, on September 15, 2029 or any reset date, in each case, at a redemption price equal to $1,000 per share of the Series B preferred stock (equivalent to $25.00 per Depositary Share), plus an amount equal to any accrued and unpaid dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date.
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
As of June 30, 2019 and December 31, 2018, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	June 30, 2019		December 31, 2018
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	—	—
Total	625,000	625,000	325,000	325,000

As of June 30, 2019, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2019	2018	2019	2018
Earnings
Net income (loss) available to common shareholders:
Income (loss) from continuing operations	$254	$196	$406	$213
Less: Preferred stock dividends	—	—	10	—
Less: Net income (loss) attributable to noncontrolling interest	25	58	24	58
Income (loss) from continuing operations available to common shareholders	229	138	372	155
Income (loss) from discontinued operations, net of tax	(3)	28	(82)	457
Net income (loss) available to common shareholders	$226	$166	$290	$612

Weighted average common shares outstanding
Basic	144.1	167.0	145.5	169.7
Dilutive Effects:
Warrants	2.3	1.5	1.2	1.5
RSU awards	1.2	1.4	1.3	1.7
PSU awards	1.6	2.1	2.0	1.9
Stock Options	0.7	0.8	0.6	0.8
Diluted	149.9	172.8	150.6	175.6

Basic(1)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.59	$0.83	$2.56	$0.91
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.02)	$0.17	$(0.56)	$2.69
Income (loss) available to Voya Financial, Inc.'s common shareholders	$1.57	$1.00	$1.99	$3.60
Diluted(1)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.53	$0.80	$2.47	$0.88
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.02)	$0.16	$(0.54)	$2.60
Income (loss) available to Voya Financial, Inc.'s common shareholders	$1.51	$0.96	$1.93	$3.48

(1) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	June 30,
	2019	2018
Fixed maturities, net of OTTI	$4,521	$1,805
Derivatives(1)	168	143
DAC/VOBA adjustment on available-for-sale securities	(1,228)	(570)
Premium deficiency reserve	(134)	(128)
Sales inducements and other intangibles adjustment on available-for-sale securities	(157)	(88)
Unrealized capital gains (losses), before tax	3,170	1,162
Deferred income tax asset (liability)	(312)	(229)
Net unrealized capital gains (losses)	2,858	933
Pension and other postretirement benefits liability, net of tax	9	10
AOCI	$2,867	$943

(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of June 30, 2019 the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $25.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,574		$(332)	$1,242
Other	—		—	—
OTTI	1		—	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(11)		3	(8)
DAC/VOBA	(350)		73	(277)
Premium deficiency reserve	(41)		8	(33)
Sales inducements	(45)		10	(35)
Change in unrealized gains/losses on available-for-sale securities	1,128		(238)	890

Derivatives:
Derivatives	21	(1)	(4)	17
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(7)		2	(5)
Change in unrealized gains/losses on derivatives	14		(2)	12

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$1,141		$(240)	$901
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$3,439		$(722)	$2,717
Other	—		—	—
OTTI	2		—	2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	6		(1)	5
DAC/VOBA	(848)	(1)	178	(670)
Premium deficiency reserve	(77)		16	(61)
Sales inducements	(93)		20	(73)
Change in unrealized gains/losses on available-for-sale securities	2,429		(509)	1,920

Derivatives:
Derivatives	11	(2)	(2)	9
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(13)		3	(10)
Change in unrealized gains/losses on derivatives	(2)		1	(1)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(2)		—	(2)
Change in pension and other postretirement benefits liability	(2)		—	(2)
Change in Accumulated other comprehensive income (loss)	$2,425		$(508)	$1,917
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2018
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,412)		$458	$(954)
Other	32		(11)	21
OTTI	10		(5)	5
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	7		(2)	5
DAC/VOBA	348		(99)	249
Premium deficiency reserve	21		(4)	17
Sales inducements	75		(30)	45
Change in unrealized gains/losses on available-for-sale securities	(919)		307	(612)

Derivatives:
Derivatives	69	(1)	(17)	52
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(7)		2	(5)
Change in unrealized gains/losses on derivatives	62		(15)	47

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3)		—	(3)
Change in pension and other postretirement benefits liability	(3)		—	(3)
Change in Accumulated other comprehensive income (loss)	$(860)		$292	$(568)

(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2018
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,624)		$920	$(2,704)
Other	18		(8)	10
OTTI	30		(9)	21
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	47		(10)	37
DAC/VOBA	901	(1)	(215)	686
Premium deficiency reserve	62		(13)	49
Sales inducements	190		(54)	136
Change in unrealized gains/losses on available-for-sale securities	(2,376)		611	(1,765)

Derivatives:
Derivatives	29	(2)	(9)	20
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(13)		3	(10)
Change in unrealized gains/losses on derivatives	16		(6)	10

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in pension and other postretirement benefits liability	(6)		1	(5)
Change in Accumulated other comprehensive income (loss)	$(2,366)		$606	$(1,760)

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

The Company's effective tax rate for the three and six months ended June 30, 2019 was 15.0% and 14.4%, respectively. The effective tax rate for this period differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and noncontrolling interest.

The Company's effective tax rate for the three and six months ended June 30, 2018 was 18.7%. The effective tax rate differed from the statutory rate of 21% for the three and six months ended June 30, 2018 primarily due to the effect of the DRD and noncontrolling interest, partially offset by nondeductible executive compensation and alternative minimum tax ("AMT") sequestration.

Tax Regulatory Matters

For the tax years 2017 through 2019, the Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. During 2019, the IRS finalized the audit of the

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Company for the period ended December 31, 2017. The Company is under examination for the period ended December 31, 2018. The Company expects the examination to be finalized within the next twelve months.

12.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt securities issued and outstanding as of June 30, 2019 and December 31, 2018:

	Maturity	June 30, 2019	December 31, 2018
5.5% Senior Notes, due 2022	07/15/2022	$96	$96
3.125% Senior Notes, due 2024	07/15/2024	397	396
3.65% Senior Notes, due 2026	06/15/2026	496	496
5.7% Senior Notes, due 2043	07/15/2043	395	395
4.8% Senior Notes, due 2046	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	01/23/2048	345	344
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	739	739
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	139	138
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	138	138
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	13	14
1.00% Windsor Property Loan	06/14/2027	4	5
Subtotal		3,138	3,137
Less: Current portion of long-term debt		97	1
Total		$3,041	$3,136
(1) Guaranteed by ING Group.

Loss on Debt Extinguishment

The Company did not incur a loss on debt extinguishment for the three and six months ended June 30, 2019. The Company did not incur a loss on debt extinguishment for the three months ended June 30, 2018. The Company incurred a loss on debt extinguishment of $3 for the six months ended June 30, 2018, which was recorded in Interest Expense in the Condensed Consolidated Statements of Operations.

Senior Notes

On June 12, 2019, the Company delivered to the holders of its 5.5% Senior Notes due 2022 (the "2022 Notes") a notice of redemption. The Company has elected to redeem all of the outstanding $97 aggregate principal amount of 2022 Notes, and the redemption occurred on July 12, 2019. In connection with this transaction, the Company expects to incur a loss on debt extinguishment of $9 for the three and nine months ended September 30, 2019, which will be recorded in Interest expense in the Condensed Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Aetna Notes

As of June 30, 2019, the outstanding principal amount of the Aetna Notes was $358, which is guaranteed by ING Group. During the six months ended June 30, 2019, the Company deposited $3 of collateral to a control account benefiting ING Group with a third-party collateral agent and provided a $63 letter of credit benefiting ING Group, thereby increasing the remaining collateral balance to $269. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

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

As of June 30, 2019, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility.

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

As of June 30, 2019, the Company had off-balance sheet commitments to acquire mortgage loans of $43 and purchase limited partnerships and private placement investments of $1,177, of which $394 related to consolidated investment entities.

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

	June 30, 2019	December 31, 2018
Fixed maturity collateral pledged to FHLB (1)	$1,676	$1,472
FHLB restricted stock(2)	78	75
Other fixed maturities-state deposits	139	129
Cash and cash equivalents	26	13
Securities pledged(3)	1,945	1,867
Total restricted assets	$3,864	$3,556
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $1,707 and $1,635 as of June 30, 2019 and December 31, 2018, respectively. In addition, as of June 30, 2019 and December 31, 2018, the Company delivered securities as collateral of $238 and $232, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines, FHLB of Boston and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2019 and December 31, 2018, the Company had $1,389 and $1,209, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, assets with a market value of approximately $1,676 and $1,472, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $50.

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

As of June 30, 2019, approximately $77 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $341 and $354 as of June 30, 2019 and December 31, 2018, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 4 and 2 CLOs as of June 30, 2019 and December 31, 2018, respectively.

Limited Partnerships

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 12 funds, which were structured as partnerships, as of June 30, 2019 and December 31, 2018, respectively.

Registered Investment Companies

The Company consolidated one sponsored investment fund accounted for as a VOE as of June 30, 2019 and December 31, 2018, respectively, because it is the majority investor in the fund, and as such, has a controlling financial interest in the fund.

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	June 30, 2019	December 31, 2018
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$59	$331
Corporate loans, at fair value using the fair value option	512	542
Limited partnerships/corporations, at fair value	1,302	1,313
Other assets	10	15
Total VIE assets	1,883	2,201
VOEs
Limited partnerships/corporations, at fair value	127	108
Other assets	1	1
Total VOE assets	128	109
Total assets of consolidated investment entities	$2,011	$2,310

Liabilities of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$432	$540
Other liabilities	561	681
Total VIE liabilities	993	1,221
VOEs
Other liabilities	1	7
Total VOE liabilities	1	7
Total liabilities of consolidated investment entities	$994	$1,228

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2020 and 2026, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.0%. As of June 30, 2019 and December 31, 2018, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $10 and $13, respectively. Less than 1.0% of the collateral assets were in default as of June 30, 2019 and December 31, 2018, respectively.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.7% for the more senior tranches to 5.4% for the more subordinated tranches. CLO notes mature in 2026 and have a weighted average maturity of 7.1 years as of June 30, 2019. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

•
Discount Margin (spread over LIBOR): An increase (decrease) in the discount margin used to value the CLO investments and CLO notes would decrease (increase) the value of the CLO investments and CLO notes.

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

As of June 30, 2019 and December 31, 2018, certain private equity funds maintained term loans and revolving lines of credit of $819 and $753, respectively. The term loans renew every three years and the revolving lines of credit renew annually; all loans bear interest at LIBOR/EURIBOR plus 150 - 155 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of June 30, 2019 and December 31, 2018, outstanding borrowings amount to $480 and $584, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

On February 1, 2018, Pomona Investment Fund entered into a three-year revolving credit agreement with Credit Suisse. The size of the facility as of June 30, 2019 is $25; the loan bears interest at LIBOR plus 325 bps and has a commitment fee of 160 bps. There was no outstanding borrowing as of June 30, 2019.
The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of June 30, 2019:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$59	$—	$—	$—	$59
Corporate loans, at fair value using the fair value option	—	512	—	—	512
Limited partnerships/corporations, at fair value	—	—	—	1,302	1,302
VOEs
Limited partnerships/corporations, at fair value	—	—	—	127	127
Total assets, at fair value	$59	$512	$—	$1,429	$2,000
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$432	$—	$—	$432
Total liabilities, at fair value	$—	$432	$—	$—	$432

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2018:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$331	$—	$—	$—	$331
Corporate loans, at fair value using the fair value option	—	542	—	—	542
Limited partnerships/corporations, at fair value	—	—	—	1,313	1,313
VOEs
Limited partnerships/corporations, at fair value	—	—	—	108	108
Total assets, at fair value	$331	$542	$—	$1,421	$2,294
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$540	$—	$—	$540
Total liabilities, at fair value	$—	$540	$—	$—	$540

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and six months ended June 30, 2019 and 2018, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Deconsolidation of Certain Investment Entities

There were no deconsolidations during the three and six months ended June 30, 2019. During the six months ended June 30, 2018, the Company determined it was no longer the primary beneficiary of one previously consolidated CLO due to a reduction in the Company’s investment in the CLO. This caused a reduction in the Company's obligation to absorb losses and right to receive benefits of the CLO that could potentially be significant to the CLO. As a result of this determination, the Company deconsolidated one and two investment entities, respectively, during the three and six months ended June 30, 2018.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of June 30, 2019 and December 31, 2018, the Company held $525 ownership interests, respectively, in unconsolidated CLOs.

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

Variable Interests on the Condensed Consolidated Balance Sheet
	June 30, 2019		December 31, 2018
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$525	$525	$523	$523
Limited partnership/corporations	1,325	1,325	1,158	1,158

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

15.     Restructuring

Organizational Restructuring

As a result of the closing of the 2018 Transaction, the decision to cease new sales following the strategic review of the Company’s Individual Life business and the recently announced additional cost savings targets, the Company is undertaking further restructuring efforts to execute the 2018 Transaction, reduce stranded expenses, as well as improve operational efficiency, strengthen technology capabilities and centralize certain sales, operations and investment management activities ("Organizational Restructuring").

These activities have resulted in recognition of severance and organizational transition costs and are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments. For the three and six months ended June 30, 2019, the Company incurred Organizational Restructuring expenses of $55 and $138, respectively associated with continuing operations. For the three and six months ended June 30, 2018, the Company incurred Organizational Restructuring expenses of $7 and $12, respectively associated with continuing operations.

Restructuring expenses that were directly related to the preparation for and execution of the 2018 Transaction are included in Income (loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2019, the Company did not incur Organizational Restructuring expenses associated with discontinued operations as a result of the 2018 Transaction. For the three and six months ended June 30, 2018, the Company incurred Organizational Restructuring expenses as a result of the 2018 Transaction of $8 and $6, respectively, of severance and organizational transition costs, which are reflected in discontinued operations.

In addition to the restructuring costs incurred above, the anticipated reduction in employees from the execution of the initiatives described above triggered an immaterial curtailment loss and related re-measurement gain of the Company's qualified defined benefit pension plan for the six months ended June 30, 2019.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Amounts Incurred to Date
	2019	2018	2019	2018
Severance benefits	$4	$3	$51	$5	$70
Organizational transition costs	51	12	87	13	127
Total restructuring expenses	$55	$15	$138	$18	$197

Including the expense of $138 for the six months ended June 30, 2019, the aggregate amount of Organizational Restructuring expenses expected to be incurred is in the range of $200 to $300. The Company anticipates that these costs, which will include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs, will occur at least through the end of 2020.

The following table presents the accrued liability associated with Organizational Restructuring expenses as of June 30, 2019:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2019	$12	$9	$21
Provision	51	87	138
Payments	(12)	(61)	(73)
Accrued liability as of June 30, 2019	$51	$35	$86

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents 2016 Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Amounts Incurred to Date
	2019	2018	2019	2018
Severance benefits	$—	$(2)	$—	$4	$69
Asset write-off costs	—	—	—	—	17
Transition costs	1	1	1	6	25
Other costs	2	4	5	7	41
Total restructuring expenses	$3	$3	$6	$17	$152

The following table presents the accrued liability associated with 2016 Restructuring expenses as of June 30, 2019:

	Severance Benefits	Transition Costs	Other Costs	Total
Accrued liability as of January 1, 2019	$8	$14	$2	$24
Provision	—	1	5	6
Payments	(2)	(3)	(6)	(11)
Accrued liability as of June 30, 2019	$6	$12	$1	$19

16.    Segments

The Company provides its principal products and services through four segments: Retirement, Investment Management, Employee Benefits, and Individual Life. Corporate includes activities not directly related to the segments, results of the Retained Business and certain insignificant run-off activities.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from continuing operations before income taxes	$298	$241	$475	$262
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	55	(40)	78	(101)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(9)	2	(11)	(12)
Income (loss) related to businesses exited through reinsurance or divestment	2	(8)	(19)	(53)
Income (loss) attributable to noncontrolling interest	25	58	24	58
Loss related to early extinguishment of debt	—	—	—	(3)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	—	66	—
Dividend payments made to preferred shareholders	—	—	10	—
Other adjustments	(53)	(9)	(145)	(28)
Total adjustments to income (loss) from continuing operations	$20	$3	$3	$(139)

Adjusted operating earnings before income taxes by segment:
Retirement	$180	$169	$309	$278
Investment Management	41	52	75	113
Employee Benefits	49	35	87	67
Individual Life	47	41	95	58
Corporate	(39)	(59)	(94)	(115)
Total	$278	$238	$472	$401

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

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$2,346	$2,113	$4,543	$4,080

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	51	(49)	61	(122)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(4)	4	(7)	(3)
Revenues related to businesses exited through reinsurance or divestment	76	(18)	152	(58)
Revenues attributable to noncontrolling interest	44	76	48	82
Other adjustments	84	67	171	125
Total adjustments to revenues	251	80	425	24

Adjusted operating revenues by segment:
Retirement	688	670	1,336	1,332
Investment Management	163	171	311	356
Employee Benefits	515	460	1,023	913
Individual Life	643	641	1,269	1,272
Corporate	86	91	179	183
Total	$2,095	$2,033	$4,118	$4,056

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Management intersegment revenues	$30	$39	$60	$82

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	June 30, 2019	December 31, 2018
Retirement	$114,292	$104,995
Investment Management	657	690
Employee Benefits	2,758	2,560
Individual Life	27,724	26,431
Corporate	18,062	18,051
Total assets, before consolidation(1)	163,493	152,727
Consolidation of investment entities	1,669	1,955
Total assets	$165,162	$154,682

(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

17.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of June 30, 2019 and December 31, 2018, their results of operations and comprehensive income for the three and six months ended June 30, 2019 and 2018, and statements of cash flows for the six months ended June 30, 2019 and 2018.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
June 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$49,165	$(15)	$49,150
Fixed maturities, at fair value using the fair value option	—	—	3,358	—	3,358
Equity securities, at fair value	124	—	243	—	367
Short-term investments	—	—	154	—	154
Mortgage loans on real estate, net of valuation allowance	—	—	8,418	—	8,418
Policy loans	—	—	1,797	—	1,797
Limited partnerships/corporations	—	—	1,325	—	1,325
Derivatives	51	—	490	(101)	440
Investments in subsidiaries	11,455	7,988	—	(19,443)	—
Other investments	—	—	96	—	96
Securities pledged	—	—	1,945	—	1,945
Total investments	11,630	7,988	66,991	(19,559)	67,050
Cash and cash equivalents	452	—	1,030	—	1,482
Short-term investments under securities loan agreements, including collateral delivered	11	—	1,918	—	1,929
Accrued investment income	—	—	662	—	662
Premium receivable and reinsurance recoverable	—	—	6,640	—	6,640
Deferred policy acquisition costs and Value of business acquired	—	—	3,246	—	3,246
Current income taxes	(2)	13	215	—	226
Deferred income taxes	561	24	(9)	—	576
Loans to subsidiaries and affiliates	277	—	—	(277)	—
Due from subsidiaries and affiliates	2	—	5	(7)	—
Other assets	9	—	1,416	—	1,425
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,429	—	1,429
Cash and cash equivalents	—	—	59	—	59
Corporate loans, at fair value using the fair value option	—	—	512	—	512
Other assets	—	—	11	—	11
Assets held in separate accounts	—	—	79,915	—	79,915
Total assets	$12,940	$8,025	$164,040	$(19,843)	$165,162

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
June 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$14,841	$—	$14,841
Contract owner account balances	—	—	50,580	—	50,580
Payables under securities loan and repurchase agreements, including collateral held	—	—	1,972	—	1,972
Short-term debt	96	94	184	(277)	97
Long-term debt	2,668	371	17	(15)	3,041
Derivatives	51	—	482	(101)	432
Pension and other postretirement provisions	—	—	445	—	445
Due to subsidiaries and affiliates	3	—	2	(5)	—
Other liabilities	58	10	2,040	(2)	2,106
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	432	—	432
Other liabilities	—	—	562	—	562
Liabilities related to separate accounts	—	—	79,915	—	79,915
Total liabilities	2,876	475	151,472	(400)	154,423
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	10,064	7,550	11,893	(19,443)	10,064
Noncontrolling interest	—	—	675	—	675
Total shareholders' equity	10,064	7,550	12,568	(19,443)	10,739
Total liabilities and shareholders' equity	$12,940	$8,025	$164,040	$(19,843)	$165,162

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$8	$—	$876	$(4)	$880
Fee income	—	—	662	—	662
Premiums	—	—	585	—	585
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(3)	—	(3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary impairments recognized in earnings	—	—	(3)	—	(3)
Other net realized capital gains (losses)	—	—	53	—	53
Total net realized capital gains (losses)	—	—	50	—	50
Other revenue	—	—	102	—	102
Income (loss) related to consolidated investment entities:
Net investment income	—	—	67	—	67
Total revenues	8	—	2,342	(4)	2,346
Benefits and expenses:
Policyholder benefits	—	—	852	—	852
Interest credited to contract owner account balances	—	—	380	—	380
Operating expenses	3	—	684	—	687
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	67	—	67
Interest expense	35	8	3	(4)	42
Operating expenses related to consolidated investment entities:
Interest expense	—	—	16	—	16
Other expense	—	—	4	—	4
Total benefits and expenses	38	8	2,006	(4)	2,048
Income (loss) from continuing operations before income taxes	(30)	(8)	336	—	298
Income tax expense (benefit)	(6)	(1)	51	—	44
Income (loss) from continuing operations	(24)	(7)	285	—	254
Income (loss) from discontinued operations, net of tax	—	(3)	—	—	(3)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(24)	(10)	285	—	251
Equity in earnings (losses) of subsidiaries, net of tax	250	153	—	(403)	—
Net income (loss)	226	143	285	(403)	251
Less: Net income (loss) attributable to noncontrolling interest	—	—	25	—	25
Net income (loss) available to Voya Financial, Inc.	226	143	260	(403)	226
Less: Preferred stock dividends	—	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$226	$143	$260	$(403)	$226

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$23	$—	$1,679	$(7)	$1,695
Fee income	—	—	1,327	—	1,327
Premiums	—	—	1,167	—	1,167
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(36)	—	(36)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary impairments recognized in earnings	—	—	(36)	—	(36)
Other net realized capital gains (losses)	—	—	103	—	103
Total net realized capital gains (losses)	—	—	67	—	67
Other revenue	—	—	215	—	215
Income (loss) related to consolidated investment entities:
Net investment income	—	—	72	—	72
Total revenues	23	—	4,527	(7)	4,543
Benefits and expenses:
Policyholder benefits	—	—	1,667	—	1,667
Interest credited to contract owner account balances	—	—	751	—	751
Operating expenses	6	—	1,383	—	1,389
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	152	—	152
Interest expense	72	14	5	(7)	84
Operating expenses related to consolidated investment entities:
Interest expense	—	—	21	—	21
Other expense	—	—	4	—	4
Total benefits and expenses	78	14	3,983	(7)	4,068
Income (loss) from continuing operations before income taxes	(55)	(14)	544	—	475
Income tax expense (benefit)	(11)	(2)	82	—	69
Income (loss) from continuing operations	(44)	(12)	462	—	406
Income (loss) from discontinued operations, net of tax	—	(82)	—	—	(82)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(44)	(94)	462	—	324
Equity in earnings (losses) of subsidiaries, net of tax	344	221	—	(565)	—
Net income (loss)	300	127	462	(565)	324
Less: Net income (loss) attributable to noncontrolling interest	—	—	24	—	24
Net income (loss) available to Voya Financial, Inc.	300	127	438	(565)	300
Less: Preferred stock dividends	10	—	—	—	10
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$290	$127	$438	$(565)	$290

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$5	$1	$810	$(3)	$813
Fee income	—	—	660	—	660
Premiums	—	—	533	—	533
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	—	—	—
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1	—	1
Net other-than-temporary impairments recognized in earnings	—	—	(1)	—	(1)
Other net realized capital gains (losses)	—	—	(119)	—	(119)
Total net realized capital gains (losses)	—	—	(120)	—	(120)
Other revenue	(5)	—	106	—	101
Income (loss) related to consolidated investment entities:
Net investment income	—	—	126	—	126
Total revenues	—	1	2,115	(3)	2,113
Benefits and expenses:
Policyholder benefits	—	—	706	—	706
Interest credited to contract owner account balances	—	—	382	—	382
Operating expenses	1	—	644	—	645
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	74	—	74
Interest expense	40	9	—	(3)	46
Operating expenses related to consolidated investment entities:
Interest expense	—	—	16	—	16
Other expense	—	—	3	—	3
Total benefits and expenses	41	9	1,825	(3)	1,872
Income (loss) from continuing operations before income taxes	(41)	(8)	290	—	241
Income tax expense (benefit)	(313)	(2)	351	9	45
Income (loss) from continuing operations	272	(6)	(61)	(9)	196
Income (loss) from discontinued operations, net of tax	—	—	28	—	28
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	272	(6)	(33)	(9)	224
Equity in earnings (losses) of subsidiaries, net of tax	(106)	269	—	(163)	—
Net income (loss)	166	263	(33)	(172)	224
Less: Net income (loss) attributable to noncontrolling interest	—	—	58	—	58
Net income (loss) available to Voya Financial, Inc.	166	263	(91)	(172)	166
Less: Preferred stock dividends	—	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$166	$263	$(91)	$(172)	$166

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$7	$1	$1,635	$(7)	$1,636
Fee income	—	—	1,336	—	1,336
Premiums	—	—	1,072	—	1,072
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(14)	—	(14)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1	—	1
Net other-than-temporary impairments recognized in earnings	—	—	(15)	—	(15)
Other net realized capital gains (losses)	—	—	(286)	—	(286)
Total net realized capital gains (losses)	—	—	(301)	—	(301)
Other revenue	(5)	—	205	—	200
Income (loss) related to consolidated investment entities:
Net investment income	—	—	137	—	137
Total revenues	2	1	4,084	(7)	4,080
Benefits and expenses:
Policyholder benefits	—	—	1,414	—	1,414
Interest credited to contract owner account balances	—	—	764	—	764
Operating expenses	6	—	1,339	—	1,345
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	174	—	174
Interest expense	80	20	2	(7)	95
Operating expenses related to consolidated investment entities:
Interest expense	—	—	22	—	22
Other expense	—	—	4	—	4
Total benefits and expenses	86	20	3,719	(7)	3,818
Income (loss) from continuing operations before income taxes	(84)	(19)	365	—	262
Income tax expense (benefit)	(313)	(5)	367	—	49
Income (loss) from continuing operations	229	(14)	(2)	—	213
Income (loss) from discontinued operations, net of tax	—	—	457	—	457
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	229	(14)	455	—	670
Equity in earnings (losses) of subsidiaries, net of tax	383	1,087	—	(1,470)	—
Net income (loss)	612	1,073	455	(1,470)	670
Less: Net income (loss) attributable to noncontrolling interest	—	—	58	—	58
Net income (loss) available to Voya Financial, Inc.	612	1,073	397	(1,470)	612
Less: Preferred stock dividends	—	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$612	$1,073	$397	$(1,470)	$612

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$226	$143	$285	$(403)	$251
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,141	874	1,142	(2,016)	1,141
Other-than-temporary impairments	1	1	1	(2)	1
Pension and other postretirement benefits liability	(1)	(1)	(1)	2	(1)
Other comprehensive income (loss), before tax	1,141	874	1,142	(2,016)	1,141
Income tax expense (benefit) related to items of other comprehensive income (loss)	240	183	240	(423)	240
Other comprehensive income (loss), after tax	901	691	902	(1,593)	901
Comprehensive income (loss)	1,127	834	1,187	(1,996)	1,152
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	25	—	25
Comprehensive income (loss) attributable to Voya Financial, Inc.	$1,127	$834	$1,162	$(1,996)	$1,127

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$300	$127	$462	$(565)	$324
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	2,425	1,910	2,426	(4,336)	2,425
Other-than-temporary impairments	2	2	2	(4)	2
Pension and other postretirement benefits liability	(2)	(1)	(2)	3	(2)
Other comprehensive income (loss), before tax	2,425	1,911	2,426	(4,337)	2,425
Income tax expense (benefit) related to items of other comprehensive income (loss)	508	399	508	(907)	508
Other comprehensive income (loss), after tax	1,917	1,512	1,918	(3,430)	1,917
Comprehensive income (loss)	2,217	1,639	2,380	(3,995)	2,241
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	24	—	24
Comprehensive income (loss) attributable to Voya Financial, Inc.	$2,217	$1,639	$2,356	$(3,995)	$2,217

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$166	$263	$(33)	$(172)	$224
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(867)	(596)	(867)	1,463	(867)
Other-than-temporary impairments	10	8	10	(18)	10
Pension and other postretirement benefits liability	(3)	(1)	(3)	4	(3)
Other comprehensive income (loss), before tax	(860)	(589)	(860)	1,449	(860)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(292)	(123)	(292)	415	(292)
Other comprehensive income (loss), after tax	(568)	(466)	(568)	1,034	(568)
Comprehensive income (loss)	(402)	(203)	(601)	862	(344)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	58	—	58
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(402)	$(203)	$(659)	$862	$(402)

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$612	$1,073	$455	$(1,470)	$670
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(2,390)	(1,759)	(2,390)	4,149	(2,390)
Other-than-temporary impairments	30	28	30	(58)	30
Pension and other postretirement benefits liability	(6)	(2)	(6)	8	(6)
Other comprehensive income (loss), before tax	(2,366)	(1,733)	(2,366)	4,099	(2,366)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(606)	(361)	(606)	967	(606)
Other comprehensive income (loss), after tax	(1,760)	(1,372)	(1,760)	3,132	(1,760)
Comprehensive income (loss)	(1,148)	(299)	(1,305)	1,662	(1,090)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	58	—	58
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(1,148)	$(299)	$(1,363)	$1,662	$(1,148)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(83)	$435	$632	$(435)	$549
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	4,463	—	4,463
Equity securities	13	—	2	—	15
Mortgage loans on real estate	—	—	608	—	608
Limited partnerships/corporations	—	—	115	—	115
Acquisition of:
Fixed maturities	—	—	(4,125)	—	(4,125)
Equity securities	(21)	—	(2)	—	(23)
Mortgage loans on real estate	—	—	(357)	—	(357)
Limited partnerships/corporations	—	—	(221)	—	(221)
Short-term investments, net	—	—	14	—	14
Derivatives, net	—	—	62	—	62
Sales from consolidated investments entities	—	—	329	—	329
Purchases within consolidated investment entities	—	—	(572)	—	(572)
Maturity (issuance) of short-term intercompany loans, net	(197)	—	4	193	—
Return of capital contributions and dividends from subsidiaries	956	383	—	(1,339)	—
Collateral received (delivered), net	—	—	(95)	—	(95)
Other, net	—	—	(12)	—	(12)
Net cash used in investing activities - discontinued operations	—	(128)	—	—	(128)
Net cash provided by (used in) investing activities	751	255	213	(1,146)	73

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Six Months Ended June 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	2,855	—	2,855
Maturities and withdrawals from investment contracts	—	—	(3,285)	—	(3,285)
Settlements on deposit contracts	—	—	(6)	—	(6)
Net proceeds from (repayments of) short-term intercompany loans	(4)	94	103	(193)	—
Return of capital contributions and dividends to parent	—	(786)	(988)	1,774	—
Borrowings of consolidated investment entities	—	—	304	—	304
Repayments of borrowings of consolidated investment entities	—	—	(407)	—	(407)
Contributions from (distributions to) participants in consolidated investment entities	—	—	282	—	282
Proceeds from issuance of common stock, net	2	—	—	—	2
Proceeds from issuance of preferred stock, net	293	—	—	—	293
Share-based compensation	(17)	—	—	—	(17)
Common stock acquired - Share repurchase	(686)	—	—	—	(686)
Dividends paid on common stock	(3)	—	—	—	(3)
Dividends paid on preferred stock	(10)	—	—	—	(10)
Net cash (used in) provided by financing activities	(425)	(692)	(1,142)	1,581	(678)
Net increase (decrease) in cash and cash equivalents	243	(2)	(297)	—	(56)
Cash and cash equivalents, beginning of period	209	2	1,327	—	1,538
Cash and cash equivalents, end of period	$452	$—	$1,030	$—	$1,482

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Six Months Ended June 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	3,083	—	3,083
Maturities and withdrawals from investment contracts	—	—	(2,716)	—	(2,716)
Proceeds from issuance of debt with maturities of more than three months	350	—	—	—	350
Repayment of debt with maturities of more than three months	(337)	(13)	—	—	(350)
Debt issuance costs	(6)	—	—	—	(6)
Net (repayments of) proceeds from short-term intercompany loans	(418)	(68)	57	429	—
Return of capital contributions and dividends to parent	—	(386)	(836)	1,222	—
Borrowings of consolidated investment entities	—	—	469	—	469
Repayments of borrowings of consolidated investment entities	—	—	(461)	—	(461)
Contributions from (distributions to) participants in consolidated investment entities, net	—	—	34	—	34
Proceeds from issuance of common stock, net	1	—	—	—	1
Share-based compensation	(15)	—	—	—	(15)
Common stock acquired - Share repurchase	(500)	—	—	—	(500)
Dividends paid on common stock	(3)	—	—	—	(3)
Net cash used in financing activities - discontinued operations	—	—	(1,209)	—	(1,209)
Net cash (used in) provided by financing activities	(928)	(467)	(1,579)	1,651	(1,323)
Net increase (decrease) in cash and cash equivalents	25	259	(466)	—	(182)
Cash and cash equivalents, beginning of period	244	1	1,471	—	1,716
Cash and cash equivalents, end of period	269	260	1,005	—	1,534
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	—	—	—
Cash and cash equivalents of continuing operations, end of period	$269	$260	$1,005	$—	$1,534

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three and six months ended June 30, 2019 and 2018 and financial condition as of June 30, 2019 and December 31, 2018. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report on Form 10-K").

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

Overview

We provide our principal products and services through four segments: Retirement, Investment Management, Employee Benefits and Individual Life. Corporate includes activities not directly related to our segments, results of the Retained Business and certain insignificant run-off activities that are not meaningful to our business strategy. See the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for further information on our segments.

The following represents segment percentage contributions to total Adjusted operating revenues and Adjusted operating earnings before income taxes for the six months ended June 30, 2019:

	June 30, 2019
percent of total	Adjusted Operating Revenues	Adjusted Operating Earnings before Income Taxes
Retirement	32.4%	65.5%
Investment Management	7.6%	15.9%
Employee Benefits	24.8%	18.4%
Individual Life	30.8%	20.1%
Corporate	4.4%	(19.9)%

Discontinued Operations

On June 1, 2018, we consummated a series of transactions (collectively, the "2018 Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 ("MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"). As part of the 2018 Transaction, Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, acquired two of our subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"), and VIAC and other Voya subsidiaries reinsured to Athene substantially all of their fixed and fixed indexed annuities business. The 2018 Transaction resulted in the disposition of substantially all of our Closed Block Variable Annuity ("CBVA") and Annuities businesses. Pursuant to the terms of the 2018 Transaction, we have retained a small number of CBVA and Annuities policies that are not included in the disposed businesses described above as "Retained Business." Refer to the Discontinued Operations Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further details.

During the second quarter of 2019, we settled the outstanding purchase price true-up amounts with VA Capital. We do not anticipate further material charges in connection with the 2018 Transaction. Income (loss) from discontinued operations, net of tax for the six months ended June 30, 2019 includes a $82 charge related to the purchase price true-up settlement in connection with the 2018 Transaction.

The following table summarizes the components of Income (loss) from discontinued operations, net of tax for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Revenues:
Net investment income	$—	$510
Fee income	—	295
Premiums	—	(50)
Total net realized capital gains (losses)	—	(345)
Other revenue	—	10
Total revenues	—	420
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	442
Operating expenses	—	(14)
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	49
Interest expense	—	10
Total benefits and expenses	—	487
Income (loss) from discontinued operations before income taxes	—	(67)
Income tax expense (benefit)	—	(19)
Adjustment to loss on sale, net of tax	(82)	505
Income (loss) from discontinued operations, net of tax	$(82)	$457

Trends and Uncertainties
We describe known material trends and uncertainties that might affect our business in our Annual Report on Form 10-K for the year ended December 31, 2018, under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties", and in other sections of that document, including "Risk Factors". In addition, we describe below in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") more recently developing known trends and uncertainties that we believe may materially affect our future liquidity, financial condition or results of operations.
Interest Rates
In the second quarter of 2019, interest rates declined significantly in a continuation of a trend that has persisted through much of the first half of 2019. Intermediate parts of the yield curve inverted - with some intermediate Treasury maturities offering lower yields than shorter-dated maturities - as the market began to price in lower future monetary policy rates. On July 31, 2019, the Federal Reserve did indeed lower its key policy rate by 25 basis points, the first Federal Funds rate cut since 2008. Lower rates and a flattening yield curve in the United States were consistent with trends in global markets, presumably reflecting expectations for lower global growth and subdued inflationary pressures.
The interest rate environment will continue to influence our business and financial performance for several reasons, including the following:

•
Our continuing business general account investment portfolio, which was approximately $65.3 billion as of June 30, 2019, consists predominantly of fixed income investments and had an annualized earned yield of approximately 5.4% in the second quarter of 2019, inclusive of alternative and prepayment income. In the near term and absent a material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. While our continuing business general account investment portfolio is predominantly comprised of fixed rate investments acquired to back our fixed rate liabilities, our general account also includes a small amount of securities with an earned yield that fluctuates with changes in short-term interest rates.

97

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

Further changes in interest rates, whether positive or negative, would likely have modest effects on our future Adjusted operating earnings. For example, we estimate that a 100 basis point increase or decrease in rates from current levels over the next three years would generally increase or decrease our Adjusted operating earnings by approximately 2-4% in future periods, with the impacts increasing from the lower to the higher end of the range the longer the rate change persists.

Stranded Costs

As a result of the 2018 Transaction, certain costs that relate to activities for which we continue to provide transitional services for businesses sold and for which we are reimbursed under a transition services agreement ("TSA"), are reported within continuing operations along with the associated revenues from the TSAs. Additionally, indirect costs, such as those related to corporate and shared service functions that were previously allocated to the businesses sold, and other expenses that do not meet the foregoing criteria are reported within continuing operations. These costs reported within continuing operations ("Stranded Costs") are included in Adjusted operating earnings before income taxes and Income (loss) from continuing operations for all periods presented. Because we do not believe that TSA revenues and Stranded Costs are representative of the future run-rate of revenues and expenses of our continuing operations, they are recorded in Corporate. We plan to address the Stranded Costs through a cost reduction strategy. Refer to Restructuring in the section below for more information on this program.

Restructuring

Organizational Restructuring

As a result of the closing of the 2018 Transaction, we are undertaking further restructuring efforts to execute the transition and reduce stranded expenses associated with businesses sold, as well as our corporate and shared services functions ("Organizational Restructuring").

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

The Organizational Restructuring initiatives described above have resulted in recognition of severance and organizational transition costs and are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. For the three and six months ended June 30, 2019, we incurred Organizational Restructuring expenses of $55 and $138 million, respectively, of severance and organizational transition costs associated with continuing operations. For the three and six months ended June 30, 2018, we incurred Organizational Restructuring expenses of $7 million and $12 million, respectively, of severance and organizational transition costs associated with continuing operations.

In addition to the restructuring costs incurred above, the anticipated reduction in employees from the execution of the initiatives described above triggered an immaterial curtailment loss and related re-measurement gain of our qualified defined benefit pension plan.

Including the expense of $138 million for the six months ended June 30, 2019, the aggregate amount of Organizational Restructuring expenses we expect to incur is in the range of $200 to $300 million. We anticipate that these costs, which will include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs, will occur at least through the end of 2020.

Restructuring expenses that were directly related to the preparation for and execution of the 2018 Transaction are included in Income (loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2019, we did not incur Organizational Restructuring expenses associated with discontinued operations as a result of the 2018 Transaction. For the three and six months ended June 30, 2018, we incurred Organizational Restructuring expenses as a result of the 2018 Transaction of $8 million and $6 million, respectively, of severance and organizational transition costs, which are reflected in discontinued operations.

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

For the three and six months ended June 30, 2019, the total of all initiatives in the 2016 Restructuring program resulted in restructuring expenses of $3 million and $6 million, respectively, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but are excluded from Adjusted operating earnings before income taxes. For the three and six months ended June 30, 2018, these initiatives resulted in restructuring expenses of $3 million and $17 million, respectively, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but are excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of our segments.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Revenues:
Net investment income	$880	$813	$1,695	$1,636
Fee income	662	660	1,327	1,336
Premiums	585	533	1,167	1,072
Net realized capital gains (losses)	50	(120)	67	(301)
Other revenue	102	101	215	200
Income related to consolidated investment entities	67	126	72	137
Total revenues	2,346	2,113	4,543	4,080
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,232	1,088	2,418	2,178
Operating expenses	687	645	1,389	1,345
Net amortization of Deferred policy acquisition costs and Value of business acquired	67	74	152	174
Interest expense	42	46	84	95
Operating expenses related to consolidated investment entities	20	19	25	26
Total benefits and expenses	2,048	1,872	4,068	3,818
Income from continuing operations before income taxes	298	241	475	262
Income tax expense	44	45	69	49
Income from continuing operations	254	196	406	213
Income (loss) from discontinued operations, net of tax	(3)	28	(82)	457
Net Income	251	224	324	670
Less: Net income attributable to noncontrolling interest	25	58	24	58
Less: Preferred stock dividends	—	—	10	—
Net income (loss) available to our common shareholders	$226	$166	$290	$612

The following table presents information about our Operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Operating expenses:
Commissions	$183	$164	$378	$337
General and administrative expenses:
Net actuarial (gains)/losses related to pension and other postretirement benefit obligations	—	—	(66)	—
Restructuring expenses	58	10	144	29
Other general and administrative expenses	509	522	1,063	1,081
Total general and administrative expenses	567	532	1,141	1,110
Total operating expenses, before DAC/VOBA deferrals	750	696	1,519	1,447
DAC/VOBA deferrals	(63)	(51)	(130)	(102)
Total operating expenses	$687	$645	$1,389	$1,345

The following table presents AUM and AUA as of the dates indicated:

	As of June 30,
($ in millions)	2019	2018
AUM and AUA:
Retirement(2)	$401,756	$420,882
Investment Management	264,324	256,530
Employee Benefits	1,842	1,821
Individual Life	15,590	15,673
Eliminations/Other	(123,321)	(128,680)
Total AUM and AUA(1)(2)	$560,191	$566,226

AUM	305,881	291,259
AUA(2)	254,310	274,967
Total AUM and AUA(1)(2)	$560,191	$566,226
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

The following table presents a reconciliation of Income (loss) from continuing operations to Adjusted operating earnings before income taxes and the relative contributions of each segment to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Income from continuing operations before income taxes	$298	$241	$475	$262
Less Adjustments(1):
Net investment gains (losses) and related charges and adjustments	55	(40)	78	(101)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(9)	2	(11)	(12)
Loss related to businesses exited through reinsurance or divestment	2	(8)	(19)	(53)
Income attributable to noncontrolling interest	25	58	24	58
Loss related to early extinguishment of debt	—	—	—	(3)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	—	66	—
Dividend payments made to preferred shareholders	—	—	10	—
Other adjustments	(53)	(9)	(145)	(28)
Total adjustments to income (loss) from continuing operations before income taxes	$20	$3	$3	$(139)

Adjusted operating earnings before income taxes by segment:
Retirement	$180	$169	$309	$278
Investment Management	41	52	75	113
Employee Benefits	49	35	87	67
Individual Life	47	41	95	58
Corporate	(39)	(59)	(94)	(115)
Total adjusted operating earnings before income taxes	$278	$238	$472	$401
(1) Refer to the Segments Note to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of these items.

The following table presents a reconciliation of Total revenues to Adjusted operating revenues and the relative contributions of each segment to Adjusted operating revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Total revenues	$2,346	$2,113	$4,543	$4,080
Adjustments(1):
Net realized investment gains (losses) and related charges and adjustments	51	(49)	61	(122)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(4)	4	(7)	(3)
Revenues related to businesses exited through reinsurance or divestment	76	(18)	152	(58)
Revenues attributable to noncontrolling interest	44	76	48	82
Other adjustments	84	67	171	125
Total adjustments to revenues	$251	$80	$425	$24

Adjusted operating revenues by segment:
Retirement	$688	$670	$1,336	$1,332
Investment Management	163	171	311	356
Employee Benefits	515	460	1,023	913
Individual Life	643	641	1,269	1,272
Corporate	86	91	179	183
Total adjusted operating revenues	$2,095	$2,033	$4,118	$4,056
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

The following table presents the adjustment to Income (loss) from continuing operations before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Other-than-temporary impairments	$(3)	$(1)	$(36)	$(15)
CMO-B fair value adjustments(1)	32	(38)	61	(76)
Gains (losses) on the sale of securities	13	(7)	24	(34)
Other, including changes in the fair value of derivatives	9	(1)	25	5
Total investment gains (losses)	51	(47)	74	(120)
Net amortization of DAC/VOBA and other intangibles on above	4	7	4	19
Net investment gains (losses)	$55	$(40)	$78	$(101)
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Gain (loss), excluding nonperformance risk	$(11)	$(1)	$(12)	$(11)
Gain (loss) due to nonperformance risk	2	3	1	(1)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	(9)	2	(11)	(12)
Net amortization of DAC/VOBA and sales inducements	—	—	—	—
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$(9)	$2	$(11)	$(12)

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

Consolidated - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net Income (Loss)

Net investment income increased $67 million from $813 million to $880 million primarily due to:

•	higher alternative investment income in the current period primarily driven by the impact of equity market performance; and

•	higher prepayment fee income.

The increase was partially offset by:

•	the impact of the current interest rate environment on reinvestment rates.

Premiums increased $52 million from $533 million to $585 million primarily due to:

•	higher premiums driven by growth of the voluntary, stop loss and group life business in our Employee Benefits segment.

The increase was partially offset by:

•	a decline in term premiums in our Individual Life segment due to discontinued sales.

Net realized capital gains (losses) increased $170 million from a loss of $120 million to a gain of $50 million primarily due to:

•	Net realized investment gains as a result of favorable CMO-B fair value adjustments, Gains on the sale of securities and changes in the fair value of derivatives; and

•
favorable impact of market value changes associated with business reinsured, which are partially offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders;

The increase was partially offset by:

•	unfavorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements.

Other revenue increased $1 million from $101 million to $102 million primarily due to:

•	revenue resulting from transition services agreements.

The increase was partially offset by:

•	lower broker-dealer revenues in our Retirement segment.

Interest credited and other benefits to contract owners/policyholders increased $144 million from $1,088 million to $1,232 million primarily due to:

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which are partially offset by a corresponding amount in Net realized capital gains (losses);

•	growth on stop loss and voluntary partially offset by lower group life in our Employee Benefits segment;

•	reserve changes as a result of unfavorable net mortality in our Individual Life segment; and

•	favorable reserves in the prior period in our Retained Business driven by a reserve refinement for our Guaranteed Minimum Death Benefits ("GMDB") block.

Operating expenses increased $42 million from $645 million to $687 million primarily due to:

•	higher restructuring charges in the current period; and

•	an increase in growth based expenses in our Employee Benefits and Retirement segments. partially offset by lower expenses in our Individual Life segment.

The increase was partially offset by:

•	lower Stranded Costs; and

•	lower expenses in our Individual Life segment due to ceasing new business sales.

Net amortization of DAC/VOBA decreased $7 million from $74 million to $67 million primarily due to:

•	lower net unfavorable DAC/VOBA and other intangibles unlocking due to prospective assumption updates related to changes in reinsurance in the prior period, in our Individual Life segment; and

•	net favorable amortization on our business reinsured.

Income from continuing operations before income taxes increased $57 million from $241 million to a $298 million primarily due to:

•	Net investment gains and related charges and adjustments primarily due to equity market and interest rate movements, discussed below;

•	higher Adjusted operating earnings before income taxes, discussed below; and

•	Gain related to business exited through reinsurance or divestment, discussed below.

The increase was partially offset by:

•	unfavorable changes in Other adjustments due to higher restructuring charges in the current period;

•	lower Income attributable to noncontrolling interest; and

•	unfavorable changes in Net guaranteed benefit hedging gains (loss) and related charges and adjustments primarily due to changes in interest rates, discussed below.

Income tax expense decreased $1 million from $45 million to $44 million primarily due to:

•	alternative minimum tax ("AMT") sequestration in 2018 that did not recur in 2019; and

•	a change in the dividends received deduction ("DRD").

The decrease was partially offset by:

•	an increase in income before income taxes;

•	a change in noncontrolling interest; and

•	a change in the valuation allowance.

Income (loss) from discontinued operations, net of tax changed $31 million from a gain of $28 million to a loss of $3 million primarily due to:

•	Adjustment to loss on sale, net of tax excluding costs to sell made in the current period.

Adjusted operating Earnings before Income Taxes

Adjusted operating earnings before income taxes increased $40 million from $238 million to $278 million primarily due to:

•	higher premiums driven by growth of the stop loss, voluntary blocks and group life in our Employee Benefits segment;

•	an increase in alternative investment income and prepayment fee income;

•	lower net unfavorable DAC/VOBA and other intangibles unlocking due to prospective assumption updates related to changes in reinsurance in the prior period in our Individual Life segment; and

•	lower Stranded costs.

The increase was partially offset by:

•
lower underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by adverse net mortality due to higher severity on the combined interest and non-interest sensitive blocks in our Individual Life segment;

•	higher benefits incurred in stop loss and voluntary due to growth in business, partially offset by lower loss ratios in Group Life and Stop Loss in our Employee Benefits segments; and

•	higher expenses primarily resulting from business growth in our Retirement and Employee Benefits segments.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

Net investment gains (losses) and related charges and adjustments changed $95 million from a loss of $40 million to a gain of $55 million due to:

•	favorable changes in CMO-B fair value adjustments as a result of equity market and interest rate movements;

•	gains on the sale of securities in the current period; and

•	favorable changes in the fair value of derivatives.

The increase was partially offset by:

•	favorable amortization of DAC/VOBA and sales inducements in the prior period.

Net guaranteed benefit hedging gains losses and related charges and adjustments decreased $11 million from a gain of $2 million to a loss of $9 million primarily due to:

•	unfavorable changes in fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of changes in interest rates; and

•	lower gains due to nonperformance risk.

Income (loss) related to businesses exited through reinsurance or divestment increased $10 million from a loss of $8 million to a gain of $2 million primarily due to:

•	favorable market value changes in assets and liabilities associated with business reinsured.

Other adjustments to operating earnings changed $44 million from a loss of $9 million to a loss of $53 million primarily due to:

•	higher costs recorded in the current period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Consolidated - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net Income (Loss)

Net investment income increased $59 million from $1,636 million to $1,695 million primarily due to:

•	higher prepayment fee income.

This increase was partially offset by:

•	lower alternative investment income in the current period primarily driven by the impact of equity market performance.

Fee income decreased $9 million from $1,336 million to $1,327 million primarily due to:

•	lower management and administrative fees earned in our Investment Management segment due to lower average general account AUM driven by the impact of the 2018 Transaction

Premiums increased $95 million from $1,072 million to $1,167 million primarily due to:

•	higher premiums driven by growth of the stop loss, voluntary and group life business in our Employee Benefits segment.

The increase was partially offset by:

•	a decline in term premiums in our Individual Life segment due to discontinued sales.

Net realized capital gains (losses) increased $368 million from a loss of $301 million to a gain of $67 million primarily due to:

•	gains from market value changes associated with business reinsured, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders; and

•
Net realized investment gains as a result of favorable CMO-B fair value adjustments, gains on the sale of securities and changes in the fair value of derivatives partially offset by higher impairments in the current period.

Other revenue increased $15 million from $200 million to $215 million primarily due to:

•	revenue resulting from transition services agreements.

The increase was partially offset by:

•	lower broker-dealer revenues in our Retirement segment.

Interest credited and other benefits to contract owners/policyholders increased $240 million from $2,178 million to $2,418 million primarily due to:

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which are partially offset by a corresponding amount in Net realized capital gains (losses);

•	growth on stop loss, voluntary and group life in our Employee Benefits segment;

•	favorable reserves in the prior period in our Retained Business driven by a reserve refinement for our Guaranteed Minimum Death Benefits ("GMDB") block.

The increase was partially offset by:

•	favorable reserve changes as a result of net mortality in our Individual Life segment.

Operating expenses increased $44 million from $1,345 million to $1,389 million primarily due to:

•	higher restructuring charges in the current period;

•	an increase in growth based expenses in our Retirement and Employee Benefit segments;

•	higher litigation reserves in our Retirement segment; and

•	higher broker-dealer expenses.

The increase was partially offset by:

•	net actuarial gain related to our pension and other postretirement benefit obligations;

•	higher litigation reserves related to a divested business in the prior period;

•	lower Stranded Costs;

•	lower expenses in our Individual Life segment due to ceasing new business sales; and

•	lower expenses related to net compensation adjustments.

Net amortization of DAC/VOBA decreased $22 million from $174 million to $152 million primarily due to:

•
unfavorable unlocking in the prior period driven by an update to the assumptions related to the GMIR initiatives in our Retirement segment. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information; and

•	higher unlocking in the prior period driven by unfavorable mortality partially offset by higher amortization in the current period on the interest sensitive block, in our Individual Life segment.

The decrease was partially offset by:

•	net unfavorable amortization on our business reinsured; and

•	favorable amortization in the prior period due to net investment losses.

Income from continuing operations before income taxes increased $213 million from $262 million to $475 million primarily due to:

•	higher Net investment losses and related charges and adjustments, discussed below;

•	higher Adjusted operating earnings before income taxes, discussed below; and

•	Immediate recognition of net actuarial gain related to pension plan adjustments and curtailments, discussed below;

•	Income on business exited through reinsurance or divestment, discussed below; and

The increase was partially offset by:

•	favorable changes in Other adjustments due to lower restructuring charges in the current period; and

•	lower Income (loss) attributable to noncontrolling interest.

Income tax expense increased $20 million from $49 million to $69 million primarily due to:

•	an increase in income before income taxes;

•	a change in noncontrolling interest; and

•	a change in the valuation allowance.

The increase was partially offset by:

•	a change in the DRD; and

•	AMT sequestration in 2018 that did not recur in 2019.

Income from discontinued operations, net of tax changed $539 million from a gain of $457 million to a loss of $82 million primarily due to:

•	Adjustment to loss on sale, net of tax excluding costs to sell made in the current period.

Adjusted operating Earnings before Income Taxes

Adjusted operating earnings before income taxes increased $71 million from $401 million to $472 million primarily due to:

•	higher premiums driven by growth of the stop loss, voluntary blocks and group life in our Employee Benefits segment;

•	lower net unfavorable DAC/VOBA and other intangibles unlocking due to prospective assumption updates related to changes in reinsurance in the prior period in our Individual Life segment;

•	unfavorable DAC/VOBA unlocking in the prior period driven by an update to the assumptions related the GMIR initiative in our Retirement segment;

•	lower Stranded costs.

The increase was partially offset by:

•	higher benefits incurred in stop loss, voluntary and group life due to growth in business, partially offset by lower loss ratios in Group Life and Stop Loss in our Employee Benefits segments;

•	higher expenses primarily resulting from business growth in our Retirement and Employee Benefits segments; and

•	lower adjusted operating earnings in our Investment Management segment due to lower average general account AUM driven by the impact of the 2018 Transaction.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

Net investment losses and related charges and adjustments increased $179 million from a loss of $101 million to a gain of $78 million primarily due to:

•	favorable changes in CMO-B fair value adjustments as a result of equity market and interest rate movements;

•	gains on the sale of securities in the current period; and

•	favorable changes in the fair value of derivatives.

The increase was partially offset by:

•	higher impairments in the current period; and

•	favorable amortization of DAC/VOBA and sales inducements in the prior period.

Net guaranteed benefit hedging gains and related charges and adjustments decreased $1 million from a loss of $12 million to a loss of $11 million primarily due to:

•	unfavorable changes in fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of changes in interest rates.

The decrease was partially offset by:

•	gains due to nonperformance risk.

Loss related to businesses exited through reinsurance or divestment decreased $34 million from a loss of $53 million to a loss of $19 million primarily due to:

•	higher litigation reserves related to a divested business in the prior period.

The decrease was partially offset by:

•	higher unfavorable market value changes in assets and liabilities associated with business reinsured in the current period.

Immediate recognition of net actuarial gains related to pension and other postretirement benefit obligations and gains from plan adjustments and curtailments changed $66 million due to the remeasurement of the pension plan as a result of a curtailment.

Loss related to early extinguishment of debt decreased $3 million from $3 million to $0 million primarily due to:

•	Losses in connection with repurchased debt in the prior period. See Liquidity and Capital Resources - in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Other adjustments to operating earnings changed $117 million from a loss of $28 million to a loss of $145 million primarily due to:

•	higher costs recorded in the current period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Results of Operations - Segment by Segment

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$449	$430	$864	$853
Fee income	211	210	410	422
Premiums	4	4	5	6
Other revenue	24	26	57	51
Total adjusted operating revenues	688	670	1,336	1,332
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	238	239	469	476
Operating expenses	248	237	516	485
Net amortization of DAC/VOBA	22	25	42	93
Total operating benefits and expenses	508	501	1,027	1,054
Adjusted operating earnings before income taxes(1)	$180	$169	$309	$278
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

Starting first quarter of 2019, Assets Under Advisement are presented in AUA, which includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets. Prior period information have been revised to conform to current period presentation.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of June 30,
($ in millions)	2019	2018
Corporate markets	$67,748	$61,888
Tax-exempt markets	65,978	62,814
Total full service plans	133,726	124,702
Stable value(1) and pension risk transfer	10,472	11,518
Retail wealth management	10,223	9,695
Total AUM	154,421	145,915
AUA	247,335	274,967
Total AUM and AUA	$401,756	$420,882
(1) Where Voya is the Investment Manager. Stable Value assets move from AUM to AUA when Voya no longer serves as Investment Manager but continues to provide a book value guarantee.

	As of June 30,
($ in millions)	2019	2018
General Account	$32,688	$32,519
Separate Account	73,105	70,913
Mutual Fund/Institutional Funds	48,628	42,483
AUA	247,335	274,967
Total AUM and AUA	$401,756	$420,882

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Balance as of beginning of period	$150,415	$143,716	$139,133	$138,191
Transfer / Adjustment (1)	—	196	—	6,212
Deposits	4,649	4,440	10,115	8,959
Surrenders, benefits and product charges	(4,870)	(4,574)	(10,243)	(9,455)
Net flows	(221)	(134)	(128)	(496)
Interest credited and investment performance	4,227	2,137	15,416	2,008
Balance as of end of period	$154,421	$145,915	$154,421	$145,915
(1) Reflects investment-only products which were transferred from Corporate effective January 1, 2018 and an adjustment in the three months ended June 30, 2018 to include certain Stable Value assets previously reported as AUA.

Retirement - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Adjusted operating earnings before income taxes increased $11 million from $169 million to $180 million primarily due to:

•	higher alternative asset income; and

•	higher prepayment income.

The increase was partially offset by:

•	higher expenses primarily resulting from business growth.

Retirement - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Adjusted operating earnings before income taxes increased $31 million from $278 million to $309 million primarily due to:

•	unfavorable DAC/VOBA unlocking in the prior period driven by an update to the assumptions related the GMIR initiative;

•	higher prepayment fee income; and

•	higher investment income margins.

The increase was partially offset by:

•	higher expenses primarily resulting from business growth; and

•	lower fee income due to margin rate compression and business mix.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$7	$5	$5	$16
Fee income	152	161	297	326
Other revenue	4	5	9	14
Total adjusted operating revenues	163	171	311	356
Operating benefits and expenses:
Operating expenses	122	119	236	243
Total operating benefits and expenses	122	119	236	243
Adjusted operating earnings before income taxes	$41	$52	$75	$113

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Investment Management intersegment revenues	$30	$39	$60	$82

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of June 30,
($ in millions)	2019	2018
Assets under Management
External clients:
Investment Management sourced	$92,675	$86,802
Affiliate sourced(1)	38,686	36,882
Variable annuities (2)	26,944	27,851
Total external clients	158,305	151,535
General account	55,921	55,617
Total AUM	214,226	207,152
Assets under Administration (3)	50,098	49,378
Total AUM and AUA	$264,324	$256,530
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Reflects AUM associated with the businesses divested as part of the 2018 Transaction.
(3) AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Net Flows:
Investment Management sourced	$693	$1,152	$1,858	$1,208
Affiliate sourced	(501)	(409)	(1,055)	(916)
Variable annuities (1)	(616)	(627)	(1,166)	(1,341)
Sub-advisor replacements (2)	897	—	897	—
Total	$473	$116	$534	$(1,049)
(1) Reflects net flows associated with the businesses divested as part of the 2018 Transaction.
(2) Reflects net flows mainly associated with outside managed funds.

Investment Management - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Adjusted operating earnings before income taxes decreased $11 million from $52 million to $41 million primarily due to:

•	lower average general account AUM driven by the impact of the 2018 Transaction; and

•	higher operating expenses due primarily to higher non-volume expenses partially offset by lower volume related expenses.

The decrease was partially offset by:

•	higher investment capital returns.

Investment Management - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Adjusted operating earnings before income taxes decreased $38 million from $113 million to $75 million primarily due to:

•	lower average general account AUM driven by the impact of the 2018 Transaction;

•	lower investment capital returns;

•	a decrease in average Retail AUM driven by negative net flows resulting in lower management and administrative fees earned; and

•	lower Other revenue primarily due to higher performance and production fees earned in the prior period.

The decrease was partially offset by:

•	lower operating expenses.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$29	$28	$55	$55
Fee income	16	15	32	31
Premiums	472	418	939	829
Other revenue	(2)	(1)	(3)	(2)
Total adjusted operating revenues	515	460	1,023	913
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	361	335	725	661
Operating expenses	100	87	202	178
Net amortization of DAC/VOBA	5	3	9	7
Total operating benefits and expenses	466	425	936	846
Adjusted operating earnings before income taxes(1)	$49	$35	$87	$67
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Sales by Product Line:
Group life and Disability	$13	$12	$117	$72
Stop loss	9	15	245	194
Total group products	22	27	362	266
Voluntary products	31	10	100	75
Total sales by product line	$53	$37	$462	$341

Total gross premiums and deposits	$532	$469	$1,053	$931

Group life and Disability	$715	$664	$715	$664
Stop loss	1,045	938	1,045	938
Voluntary	392	312	392	312
Total annualized in-force premiums	$2,152	$1,914	$2,152	$1,914

Loss Ratios:
Group life (interest adjusted)	74.4%	81.5%	77.0%	80.4%
Stop loss	80.6%	81.7%	79.0%	81.0%
Total Loss Ratio(1)	71.6%	72.6%	71.6%	72.6%
(1) Total Loss Ration is presented on a trailing twelve month basis.

Employee Benefits - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Adjusted operating earnings before income taxes increased $14 million from $35 million to $49 million primarily due to:

•	higher premiums driven by growth of the stop loss, voluntary blocks and group life; and

•	favorable true-ups of $6 million, in the current period, related to certain reserves, commission accruals and deferrals.

The increase was partially offset by:

•	higher benefits incurred in stop loss and voluntary due to growth in business, partially offset by lower loss ratios in Group Life and Stop Loss; and

•	higher distribution expenses and commissions to support business growth.

Employee Benefits - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Adjusted Operating earnings before income taxes increased $20 million from $67 million to $87 million primarily due to:

•	higher premiums driven by growth of the stop loss, voluntary blocks and group life; and

•	favorable true-ups of $6 million, in the current period, related to certain reserves, commission accruals and deferrals.

The increase was partially offset by:

•	higher benefits incurred in stop loss, voluntary and group life due to growth in business, partially offset by lower loss ratios in Group Life and Stop Loss; and

•	higher distribution expenses and commissions to support business growth.

Individual Life

The following table presents Adjusted operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$240	$225	$455	$443
Fee income	307	309	615	614
Premiums	94	103	192	208
Other revenue	2	4	7	7
Total adjusted operating revenues	643	641	1,269	1,272
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	493	489	951	984
Operating expenses	60	66	131	140
Net amortization of DAC/VOBA	43	45	92	90
Total operating benefits and expenses	596	600	1,174	1,214
Adjusted operating earnings before income taxes(1)	$47	$41	$95	$58
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following table presents gross premiums and in-force policy count for our Individual Life segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Total gross premiums (1)	$429	$444	$888	$893
End of period:
In-force face amount (1)	$325,562	$316,574	$325,562	$316,574
In-force policy count (1)	785,786	800,771	785,786	800,771
(1) Effective 2019, we have ceased sales of our Individual Life products.

Individual Life - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Adjusted operating earnings before income taxes increased $6 million from $41 million to $47 million primarily due to:

•	lower net unfavorable DAC/VOBA and other intangibles unlocking due to prospective assumption updates related to changes in reinsurance in the prior period;

•	higher net investment income primarily due to higher alternative investment income and prepayment fee income; and

•	lower operating expenses.

The increase was partially offset by:

•
lower underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by adverse net mortality due to higher severity on the combined interest and non-interest sensitive blocks.

Individual Life - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Adjusted operating earnings before income taxes increased $37 million from $58 million to $95 million primarily due to:

•	lower net unfavorable DAC/VOBA and other intangibles unlocking due to prospective assumption updates related to changes in reinsurance in the prior period;

•	higher net investment income primarily due to higher alternative investment income and prepayment fee income; and

•	lower operating expenses.

The increase was partially offset by:

•	lower underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by adverse net mortality in the non-interest sensitive block.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$51	$69	$108	$130
Fee income	10	10	20	21
Premiums	13	6	28	26
Other revenue	12	6	23	6
Total adjusted operating revenues	86	91	179	183
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	48	39	103	95
Operating expenses	31	60	67	101
Net amortization of DAC/VOBA	2	3	4	5
Interest expense	44	48	99	97
Total operating benefits and expenses	125	150	273	298
Adjusted operating earnings before income taxes	$(39)	$(59)	$(94)	$(115)

The following table presents information about our Operating expenses of Corporate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Amortization of intangibles	$8	$9	$17	$18
Other(1)	23	51	50	83
Total Operating expenses	$31	$60	$67	$101
(1) Includes expense from corporate operations, Retained Business and other closed blocks, and expense not allocated to our segments, including Stranded Costs.

Corporate - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Adjusted operating earnings before income taxes improved $20 million from a loss of $59 million to a loss of $39 million primarily related to:

•	lower Stranded Costs;

•	net compensation adjustments in the prior period not recurring in the current period;

•	lower interest expense as we converted debt to equity instruments during the fourth quarter of 2018; and

•	revenue resulting from transition services agreements.

This increase was partially offset by:

•	residual activity from Retained Business, which will have volatility due to the nature of the block.

Corporate - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Adjusted operating earnings before income taxes improved $21 million from a loss of $115 million to a loss of $94 million primarily due to:

•	lower Stranded Costs;

•	revenue resulting from transition services agreements;

•	lower net compensation adjustments in the current period; and

•	lower interest expense as we converted debt to equity instruments during the fourth quarter of 2018 partially offset by preferred stock dividend payments in the current year.

The increase was partially offset by:

•	residual activity from Retained Business, which will have volatility due to the nature of the block.

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

While investment income on these assets can be volatile, based on current plans, we expect to earn 9.0% on these assets over the long term.

Alternative investment income for the three and six months ended June 30, 2019 and 2018, respectively, and the average assets of alternative investments as of the dates indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Retirement:
Alternative investment income	$33	$20	$32	$38
Average alternative investment	722	558	714	547
Investment Management(1):
Alternative investment income	7	5	5	16
Average alternative investment	228	250	218	256
Employee Benefits:
Alternative investment income	4	2	4	4
Average alternative investment	84	53	83	52
Individual Life:
Alternative investment income	25	16	31	25
Average alternative investment	491	348	477	330
(1) Includes performance fees related to sponsored private equity funds (“carried interest”) that are subject to later reversal based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdle rates. Should the market value of a portfolio increase in future periods, reversals of carried interest could be fully or partially recovered. No amounts for carried interest were reversed or recovered for the three and six months ended June 30, 2019 and 2018.

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

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Retirement (1)	$5	$3	$9	$(38)
Employee Benefits	—	—	—	(1)
Individual Life	(6)	(31)	(9)	(60)
Corporate	—	—	—	—
Total DAC/VOBA and other intangibles unlocking	$(1)	$(28)	$—	$(99)
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

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Six Months Ended June 30,
($ in millions)	2019	2018
Beginning cash and cash equivalents balance	$209	$244
Sources:
Proceeds from loans from subsidiaries, net of repayments	—	11
Dividends and returns of capital from subsidiaries	956	811
Amounts received from subsidiaries under tax sharing agreements, net	—	4
Refund of income taxes, net	16	—
Sale of short-term investments	—	212
Proceeds from 2048 Notes offering	—	350
Proceeds from issuance of preferred stock, net	293	—
Other, net	12	—
Total sources	1,277	1,388
Uses:
Payment of interest expense	69	74
Repayments of loans from subsidiaries, net of new issuances	4	418
New issuances of loans to subsidiaries, net of repayments	197	—
Amounts paid to subsidiaries under tax sharing agreements, net	48	—
Debt issuance costs	—	6
Common stock acquired - Share repurchase	686	500
Share-based compensation	17	15
Dividends paid on preferred stock	10	—
Dividends paid on common stock	3	3
Maturity of 2018 Notes	—	337
Other, net	—	10
Total uses	1,034	1,363
Net increase in cash and cash equivalents	243	25
Ending cash and cash equivalents balance	$452	$269

Share Repurchase Program and Dividends to Common Shareholders

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

Since 2014, our Board of Directors has periodically renewed our authority to repurchase our shares. On May 2, 2019, our Board of Directors provided share repurchase authorization, increasing the aggregate of our common stock authorized for repurchase by $500 million. The additional share repurchase authorization expires on June 30, 2020 (unless extended). The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time. As of June 30, 2019, we were authorized to repurchase shares up to an aggregate purchase price of $300 million, after consideration of the upfront payment made upon entering into a share repurchase agreement on June 19, 2019, which is described below.

On January 3, 2019, we entered into a share repurchase agreement with a third-party financial institution, pursuant to which we made an upfront payment of $250 million and received initial delivery of 5,059,449 shares. This arrangement closed on April 4, 2019 and an additional 290,765 shares were delivered.

On April 9, 2019, we entered into a share repurchase agreement with a third-party financial institution, pursuant to which we made an upfront payment of $236 million and received initial delivery of 3,593,453 shares. This arrangement closed on June 4, 2019 and an additional 879,199 shares were delivered.

On June 19, 2019, we entered into a share repurchase agreement with a third-party financial institution, pursuant to which we made an upfront payment of $200 million and received initial delivery of 2,963,512 shares. This arrangement closed on August 6, 2019 and an additional 695,566 shares were delivered.

The following table summarizes our return of capital to common shareholders:

	Six Months Ended June 30,
($ in millions)	2019	2018
Dividends to shareholders	$3	$3
Repurchase of common shares	646	600
Total cash returned to shareholders	$649	$603

On August 1, 2019, our Board of Directors authorized a third-quarter 2019 common stock dividend of $0.15 per share.

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

We had $97 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt as of June 30, 2019. The following table summarizes our borrowing activities for the six months ended June 30, 2019:

($ in millions)	Beginning Balance	Issuance	Maturities and Repurchases	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,132	$—	$—	$2	$3,134
Windsor property loan	5	—	—	(1)	4
Subtotal	3,137	—	—	1	3,138
Less: Current portion of long-term debt	1	—	—	96	97
Total long-term debt	$3,136	$—	$—	$(95)	$3,041

As of June 30, 2019, we were in compliance with our debt covenants.

Preferred Stock. On June 11, 2019, we issued 300,000 shares of 5.35% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B ("the Series B preferred stock), with a $0.01 par value per share and a liquidation preference of $1,000 per share, represented by 12,000,000 Depositary Shares each representing a 1/40th interest in a share of the Series B preferred stock, for aggregate net proceeds of $293 million.

We did not declare or pay dividends on the Series A or Series B preferred stock during the three months ended June 30, 2019. During the six months ended June 30, 2019, we declared and paid dividends of $10 million on the Series A preferred stock. As of June 30, 2019, there were no preferred stock dividends in arrears. See the Shareholders' Equity Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.

Senior Notes. As of June 30, 2019, Voya Financial, Inc. had five series of senior notes (collectively, the "Senior Notes") with aggregate outstanding principal amount of $1.7 billion. The Senior Notes are guaranteed by Voya Holdings. We are permitted to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

On June 12, 2019, we delivered to the holders of our 5.5% Senior Notes due 2022 (the "2022 Notes") a notice of redemption. We have elected to redeem all of the outstanding $97 million aggregate principal amount of 2022 Notes, and the redemption occurred on July 12, 2019. In connection with this transaction, we expect to incur a loss on debt extinguishment of $9 million for the three and nine months ended September 30, 2019, which will be recorded in Interest expense in the Condensed Consolidated Statements of Operations.

Junior Subordinated Notes. As of June 30, 2019, Voya Financial, Inc. had two series of junior subordinated notes (collectively, the "Junior Subordinated Notes") with aggregate outstanding principal amount of $1.1 billion. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

Aetna Notes. As of June 30, 2019, Voya Holdings was the obligor under three series of debentures (collectively, the "Aetna Notes") with aggregate outstanding principal amount of $358 million, which were issued by a predecessor of Voya Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust subsidiary, has outstanding $13 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the "Equitable Notes"). ING Group, our previous corporate parent, guarantees the Aetna Notes. The Equitable Notes are guaranteed by Voya Financial, Inc.

As of June 30, 2019, the amount of collateral required to avoid the payment of a fee to ING Group was $258 million.

Senior Unsecured Credit Facility

We have a $1.0 billion senior unsecured credit facility which expires on May 6, 2021. The facility provides $1.0 billion of committed capacity for issuing letters of credit and also includes a revolving credit borrowing sublimit of $750 million. As of June 30, 2019, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, Voya Financial, Inc. is required to maintain a minimum net worth of $6.6 billion, which may increase upon any future equity issuances by us.

Other Credit Facilities

We use credit facilities to provide collateral required primarily under our affiliated reinsurance transactions with captive insurance subsidiaries. We also issue guarantees and enter into financing arrangements in connection with these credit facilities. These arrangements are designed to facilitate the financing of statutory reserve requirements.

The following table summarizes our credit facilities as of June 30, 2019:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	05/06/2021	$1,000	$—	$1,000
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1	1	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. /SLDI	Other	Unsecured	Uncommitted	N/A	300	—	—
Voya Financial, Inc. / SLDI	Retirement	Unsecured	Committed	03/20/2022	250	225	25
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	07/01/2037	1,725	1,566	159
Voya Financial, Inc. /Roaring River LLC	Individual Life	Unsecured	Committed	10/01/2025	425	356	69
Voya Financial, Inc. /Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565	312	253
Voya Financial, Inc.(1)	Individual Life	Unsecured	Committed	12/09/2023	300	182	118
Voya Financial, Inc.	Individual Life/Retirement/Other	Unsecured	Committed	02/11/2022	300	300	—
SLDI	Hannover Re(2)	Unsecured	Committed	10/29/2023	61	61	—
Voya Financial, Inc.	Hannover Re(2)	Unsecured	Uncommitted	04/27/2021	156	156	—
Total					$5,568	$3,635	$1,624
N/A- Not Applicable
(1) Effective June 14, 2019, the commitment was increased from $195 million to $300 million and the maturity date was extended from 12/09/2021 to 12/09/2023.
(2) Individual Life Reinsurance business acquired by Hannover Re in 2009 via indemnity reinsurance.

Total fees associated with credit facilities were $8 million and $16 million for the three and six months ended June 30, 2019, respectively. Total fees associated with credit facilities were $8 million and $18 million for the three and six months ended June 30, 2018, respectively.

Voya Financial, Inc. Credit Support of Subsidiaries

In addition to our Senior Unsecured Credit Facility, Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries in which Voya Financial is either a primary obligor or provides a financial guarantee. As of June 30, 2019, such facilities provided for up to $4.5 billion of capacity, of which $3.6 billion was utilized.

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

•
Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent for the amount of the statutory reserves assumed by SLD. The current amount of reserves outstanding as of June 30, 2019 is $13 million.

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

We did not recognize any asset or liability as of June 30, 2019 in relation to intercompany indemnifications, guarantees or support agreements. As of June 30, 2019, no circumstances existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of June 30, 2019, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.9 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of June 30, 2019, Voya Financial, Inc. had no outstanding borrowings from subsidiaries and had loaned $277 million to its subsidiaries.

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

With respect to our reinsurance agreements, based on the amount of reinsurance outstanding as of June 30, 2019 and December 31, 2018, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $13 million and $14 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

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

	Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
	("A.M. Best")(1)	("Fitch")(2)	("Moody's")(3)	("S&P")(4)
Long-term Issuer Credit Rating/Outlook:
Voya Financial, Inc.	withdrawn	BBB+/stable	Baa2/stable	BBB+/Stable

Financial Strength Rating/Outlook:	A/stable	A/stable	A2/stable	A+/Stable
Voya Retirement Insurance and Annuity Company	(5)
Security Life of Denver Insurance Company	(5)
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

Ratings actions and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2018 through June 30, 2019 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

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

•
On June 11, 2019, S&P upgraded the long-term issuer credit rating of Voya Financial, Inc. from BBB, Positive to BBB+, Stable and the financial strength rating of the insurance entities of Voya Financial, Inc. from A, Positive to A+, Stable.

Reinsurance

On November 19, 2008, an existing reinsurance agreement between Scottish Re (U.S.), Inc. ("SRUS") and Ballantyne Re, an Irish public limited company ("Ballantyne Re"), concerning a portion of the business that was originally ceded to Scottish Re as part of the 2004 Transaction, was novated with the result that SLD was substituted for SRUS as the ceding company to Ballantyne Re and made the sole beneficiary of the trust established by to support the reserve requirements of the ceded business. On April 12, 2019, SLD entered into a Lock-Up Support Agreement (the "Lock-Up Agreement") with Ballantyne Re, certain other companies, and holders of certain notes issued by Ballantyne Re in connection with the restructuring of Ballantyne Re. Under the terms of the Lock-Up Agreement, SLD agreed, subject to certain conditions, to enter into a novation and related agreements (the "Novation").

The Novation occurred on June 12, 2019 with the result that Swiss Re Life & Health America Inc. ("Swiss Re") was substituted for Ballantyne Re as the reinsurer effective April 1, 2019. As part of the Novation, Swiss Re established a new trust account with assets supporting its reinsurance obligation to SLD. At the time of closing, $582 million of trust assets on a market value basis supporting reserves of $572 million as of March 31, 2019 were funded into the new trust account. The Novation did not change SLD's reinsurance coverage related to the reinsured business.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$396	$126	$—	$—
Security Life of Denver Insurance Company ("SLD") (CO)	—	—	—	—
ReliaStar Life Insurance Company ("RLI") (MN)	—	—	360	—

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

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and, in certain plans, existing fixed account assets and will favorably impact the DAC/VOBA amortization rate and Adjusted operating earnings over time. There was no unlocking of DAC and VOBA related to GMIR initiative for the six months ended June 30, 2019. For the six months ended June 30, 2018, unfavorable unlocking of DAC and VOBA related to GMIR initiative was $43 million, which was included in Net amortization of DAC/VOBA in the Condensed Consolidated Financial Statements.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles, as well as certain reserves. As of June 30, 2019, there have been no material changes to the sensitivities disclosed in Critical Accounting Judgments and Estimates in Part II. Item 7. of our Annual Report on Form 10-K.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2019		December 31, 2018
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$49,150	73.3%	$46,298	72.9%
Fixed maturities, at fair value using the fair value option	3,358	5.0%	2,956	4.7%
Equity securities, available-for-sale	367	0.5%	273	0.4%
Short-term investments(1)	154	0.2%	168	0.3%
Mortgage loans on real estate	8,418	12.6%	8,676	13.6%
Policy loans	1,797	2.7%	1,833	2.9%
Limited partnerships/corporations	1,325	2.0%	1,158	1.8%
Derivatives	440	0.7%	247	0.4%
Other investments	96	0.1%	90	0.1%
Securities pledged	1,945	2.9%	1,867	2.9%
Total investments	$67,050	100.0%	$63,566	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	June 30, 2019
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,666	3.3%	$2,166	4.0%
U.S. Government agencies and authorities	197	0.4%	249	0.5%
State, municipalities and political subdivisions	1,642	3.3%	1,754	3.2%
U.S. corporate public securities	18,170	36.4%	20,410	37.4%
U.S. corporate private securities	6,292	12.6%	6,698	12.3%
Foreign corporate public securities and foreign governments(1)	5,320	10.7%	5,810	10.7%
Foreign corporate private securities(1)	5,027	10.1%	5,262	9.7%
Residential mortgage-backed securities	5,282	10.6%	5,576	10.2%
Commercial mortgage-backed securities	3,892	7.8%	4,090	7.5%
Other asset-backed securities	2,415	4.8%	2,438	4.5%
Total fixed maturities, including securities pledged	$49,903	100.0%	$54,453	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2018
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,937	3.9%	$2,295	4.5%
U.S. Government agencies and authorities	204	0.4%	242	0.5%
State, municipalities and political subdivisions	1,652	3.3%	1,659	3.2%
U.S. corporate public securities	19,210	38.4%	19,848	38.7%
U.S. corporate private securities	6,264	12.5%	6,232	12.2%
Foreign corporate public securities and foreign governments(1)	5,429	10.9%	5,455	10.7%
Foreign corporate private securities(1)	5,176	10.3%	5,094	10.0%
Residential mortgage-backed securities	4,616	9.2%	4,803	9.4%
Commercial mortgage-backed securities	3,438	6.9%	3,416	6.7%
Other asset-backed securities	2,095	4.2%	2,077	4.1%
Total fixed maturities, including securities pledged	$50,021	100.0%	$51,121	100.0%
(1)Primarily U.S. dollar denominated.

As of June 30, 2019, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.5 and 8.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,166	$—	$—	$—	$—	$—	$2,166
U.S. Government agencies and authorities	249	—	—	—	—	—	249
State, municipalities and political subdivisions	1,592	159	—	—	1	2	1,754
U.S. corporate public securities	9,643	9,778	798	179	12	—	20,410
U.S. corporate private securities	2,516	3,773	276	111	22	—	6,698
Foreign corporate public securities and foreign governments(1)	2,304	3,202	231	72	—	1	5,810
Foreign corporate private securities(1)	581	4,379	215	44	42	1	5,262
Residential mortgage-backed securities	5,380	96	34	4	30	32	5,576
Commercial mortgage-backed securities	3,951	139	—	—	—	—	4,090
Other asset-backed securities	2,128	222	23	4	59	2	2,438
Total fixed maturities	$30,510	$21,748	$1,577	$414	$166	$38	$54,453
% of Fair Value	56.0%	39.9%	2.9%	0.8%	0.3%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,295	$—	$—	$—	$—	$—	$2,295
U.S. Government agencies and authorities	242	—	—	—	—	—	242
State, municipalities and political subdivisions	1,524	133	—	—	—	2	1,659
U.S. corporate public securities	9,062	9,653	924	193	16	—	19,848
U.S. corporate private securities	2,510	3,376	149	175	19	3	6,232
Foreign corporate public securities and foreign governments(1)	2,265	2,804	331	52	1	2	5,455
Foreign corporate private securities(1)	693	3,984	301	73	42	1	5,094
Residential mortgage-backed securities	4,678	27	40	2	10	46	4,803
Commercial mortgage-backed securities	3,317	79	20	—	—	—	3,416
Other asset-backed securities	1,819	160	33	9	32	24	2,077
Total fixed maturities	$28,405	$20,216	$1,798	$504	$120	$78	$51,121
% of Fair Value	55.6%	39.5%	3.5%	1.0%	0.2%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	June 30, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,166	$—	$—	$—	$—	$2,166
U.S. Government agencies and authorities	241	8	—	—	—	249
State, municipalities and political subdivisions	109	957	526	159	3	1,754
U.S. corporate public securities	224	1,287	8,113	9,791	995	20,410
U.S. corporate private securities	160	277	2,226	3,703	332	6,698
Foreign corporate public securities and foreign governments(1)	47	536	1,699	3,198	330	5,810
Foreign corporate private securities(1)	—	—	633	4,417	212	5,262
Residential mortgage-backed securities	3,912	124	124	525	891	5,576
Commercial mortgage-backed securities	2,064	359	855	654	158	4,090
Other asset-backed securities	832	277	879	227	223	2,438
Total fixed maturities	$9,755	$3,825	$15,055	$22,674	$3,144	$54,453
% of Fair Value	17.9%	7.0%	27.7%	41.6%	5.8%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,295	$—	$—	$—	$—	$2,295
U.S. Government agencies and authorities	234	8	—	—	—	242
State, municipalities and political subdivisions	112	920	492	133	2	1,659
U.S. corporate public securities	220	1,118	7,684	9,739	1,087	19,848
U.S. corporate private securities	166	273	2,221	3,230	342	6,232
Foreign corporate public securities and foreign governments(1)	45	533	1,725	2,767	385	5,455
Foreign corporate private securities(1)	—	—	698	4,137	259	5,094
Residential mortgage-backed securities	3,394	74	64	188	1,083	4,803
Commercial mortgage-backed securities	1,822	390	596	447	161	3,416
Other asset-backed securities	824	210	633	185	225	2,077
Total fixed maturities	$9,112	$3,526	$14,113	$20,826	$3,544	$51,121
% of Fair Value	17.8%	6.9%	27.7%	40.7%	6.9%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $883 million from $1,084 million to $201 million for the six months ended June 30, 2019. The decrease in gross unrealized capital losses was primarily due to declining interest rates and tightening credit spreads.

As of June 30, 2019 and December 31, 2018, we held one and three fixed maturities, respectively, with unrealized capital losses in excess of $10 million. As of June 30, 2019 and December 31, 2018, the unrealized capital losses on these fixed maturities equaled $16 million or 8.0% and $49 million or 4.5% of the total unrealized losses, respectively.

As of June 30, 2019, we held $4.2 billion of energy sector fixed maturity securities, constituting 7.7% of the total fixed maturities portfolio, with gross unrealized capital losses of $52 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $16 million. As of June 30, 2019, our fixed maturity exposure to the energy sector is comprised of 93.0% investment grade securities.

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

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	June 30, 2019			December 31, 2018
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$1,491	$1,683	40.4%	$1,545	$1,596	39.0%
Integrated Energy	662	753	18.1%	817	837	20.5%
Independent Energy	914	997	23.9%	923	931	22.8%
Oil Field Services	420	409	9.8%	472	428	10.5%
Refining	277	327	7.8%	277	293	7.2%
Total	$3,764	$4,169	100.0%	$4,034	$4,085	100.0%

See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	June 30, 2019			December 31, 2018
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$3,306	$3,509	95.4%	$2,951	$3,101	97.0%
2	84	84	2.3%	17	16	0.5%
3	14	23	0.6%	14	25	0.8%
4	—	—	—%	—	—	—%
5	16	29	0.8%	5	9	0.3%
6	25	32	0.9%	30	46	1.4%
Total	$3,445	$3,677	100.0%	$3,017	$3,197	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	June 30, 2019			December 31, 2018
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$14,899	$62	$236	$15,081	$32	$80

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	June 30, 2019			December 31, 2018
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$387	$506	13.8%	$399	$487	15.2%
Interest Only (IO)	154	166	4.5%	167	181	5.7%
Inverse IO	1,550	1,635	44.4%	1,335	1,393	43.5%
Principal Only (PO)	249	254	6.9%	249	252	7.9%
Floater	15	15	0.4%	16	16	0.5%
Agency Credit Risk Transfer	1,088	1,098	29.9%	849	865	27.1%
Other	2	3	0.1%	2	3	0.1%
Total	$3,445	$3,677	100.0%	$3,017	$3,197	100.0%

During the six months ended June 30, 2019, the market value of our CMO-B portfolio increased primarily due to new purchase activity exceeding paydowns and maturities. Valuation of the securities within our CMO-B portfolio improved during the quarter benefited by mute prepayment risk resulting in continued positive relative performance for the strategy. Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Net investment income (loss)	$111	$118	$220	$232
Net realized capital gains (losses)(1)	(27)	(92)	(53)	(186)
Income (loss) from continuing operations before income taxes	$84	$26	$167	$46
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from continuing operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Income (loss) from continuing operations before income taxes	$84	$26	$167	$46
Realized gains/(losses) including OTTI	—	(3)	(1)	(5)
Fair value adjustments	(32)	38	(61)	76
Total adjustments to income (loss) from continuing operations	(32)	35	(62)	71
Adjusted operating earnings before income taxes	$52	$61	$105	$117

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential mortgage-backed securities

The following tables present our residential mortgage-backed securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$3,113	$194	$6	$16	$3,317
Prime Non-Agency	1,978	70	12	4	2,040
Alt-A	165	21	—	9	195
Sub-Prime(1)	140	26	1	—	165
Total RMBS	$5,396	$311	$19	$29	$5,717
(1) Includes subprime other asset backed securities.

	December 31, 2018
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,916	$138	$34	$14	$3,034
Prime Non-Agency	1,509	56	17	3	1,551
Alt-A	164	19	—	8	191
Sub-Prime(1)	151	26	1	—	176
Total RMBS	$4,740	$239	$52	$25	$4,952
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed securities

The following tables present our commercial mortgage-backed securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$398	$429	$32	$33	$90	$92	$127	$135	$4	$5	$651	$694
2014	347	378	30	31	62	64	25	27	42	42	506	542
2015	328	341	151	156	104	108	129	134	38	39	750	778
2016	95	97	16	17	35	37	63	66	8	8	217	225
2017	275	280	77	78	137	142	56	58	39	42	584	600
2018	277	306	33	34	268	277	108	111	22	22	708	750
2019	214	233	10	10	131	135	121	123	—	—	476	501
Total CMBS	$1,934	$2,064	$349	$359	$827	$855	$629	$654	$153	$158	$3,892	$4,090

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$451	$462	$65	$65	$81	$80	$88	$93	$22	$22	$707	$722
2014	368	373	40	39	43	42	29	29	37	37	517	520
2015	382	377	148	148	66	66	123	122	30	30	749	743
2016	119	114	18	18	38	37	53	52	8	7	236	228
2017	343	326	91	90	97	95	45	44	34	34	610	589
2018	171	170	30	30	278	276	109	107	31	31	619	614
2019	—	—	—	—	—	—	—	—	—	—	—	—
Total CMBS	$1,834	$1,822	$392	$390	$603	$596	$447	$447	$162	$161	$3,438	$3,416

As of June 30, 2019, 96.6% and 3.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 97.1% and 2.3% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$683	$679	$169	$167	$655	$647	$39	$38	$87	$83	$1,633	$1,614
Auto-Loans	45	46	10	10	9	9	—	—	—	—	64	65
Student Loans	14	14	94	97	105	108	—	—	—	—	213	219
Credit Card loans	23	23	—	—	—	—	—	—	—	—	23	23
Other Loans	67	69	2	2	111	113	184	187	4	5	368	376
Total Other ABS(1)	$832	$831	$275	$276	$880	$877	$223	$225	$91	$88	$2,301	$2,297
(1) Excludes subprime other asset backed securities.

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$708	$699	$119	$116	$444	$425	$29	$27	$83	$75	$1,383	$1,342
Auto-Loans	22	21	10	10	9	9	—	—	—	—	41	40
Student Loans	14	14	80	81	99	98	—	—	—	—	193	193
Credit Card loans	21	21	—	—	—	—	—	—	—	—	21	21
Other Loans	68	68	2	2	99	99	160	158	5	5	334	332
Total Other ABS(1)	$833	$823	$211	$209	$651	$631	$189	$185	$88	$80	$1,972	$1,928
(1) Excludes subprime other asset backed securities.

As of June 30, 2019, 87.3% and 9.1% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 87.0% and 8.0% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

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

As of June 30, 2019, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 61.6%. As of December 31, 2018, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times, and a weighted average LTV ratio of 61.4%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. in our Annual Report on Form 10-K for the policy used to evaluate whether the investments are other-than-temporarily impaired.

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

As of June 30, 2019, the Company's total European exposure had an amortized cost and fair value of $5,046 million and $5,415 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $593 million, which includes non-financial institutions exposure in Ireland of $194 million, in Italy of $192 million, in Portugal of $10 million and in Spain of $131 million. We also had financial institutions exposure in Ireland of $26 million, in Italy of $9 million and in Spain of $31 million. We did not have any exposure to Greece.

Among the remaining $4,822 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2019, our non-peripheral sovereign exposure was $187 million, which consisted of fixed maturities and derivative assets. We also had $783 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $170 million and the United Kingdom of $391 million. The balance of $3,852 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $2,363 million, in The Netherlands of $508 million, in Belgium of $288 million, in France of $388 million, in Germany of $277 million, in Switzerland of $378 million, and in Russia of $98 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct debt or equity investments in and management fees generated from these entities. Such direct investments amounted to approximately $341 million and $354 million as of June 30, 2019 and December 31, 2018, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

Legislative and Regulatory Developments

In April 2018, the SEC approved a new rule, Regulation Best Interest ("Regulation BI") and related forms and interpretations. Among other things, Regulation BI will apply a heightened "best interest" standard to broker-dealers and their associated persons, including our retail broker-dealer, Voya Financial Advisors, when they make securities investment recommendations to retail customers. Compliance with Regulation BI is required beginning June 30, 2020. We do not believe Regulation BI will have a material impact on us. We anticipate that the Department of Labor, and possibly other state and federal regulators, will follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. If these additional rules are more onerous than Regulation BI, or are not coordinated with Regulation BI, the impact on us will be more substantial. Until we see the text of any such rule, it will be too early to assess that impact.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that our consolidated financial position and results of operations will be affected by fluctuations in the value of financial instruments. We have significant holdings in financial instruments and are naturally exposed to a variety of market risks. The main market risks we are exposed to include interest rate risk, equity market price risk and credit risk. There have been no material changes in our exposure to these market risks since December 31, 2018. For further details on these market risks, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. in our Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended June 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
					(in millions)
April 1, 2019 - April 30, 2019	3,932,959	$52.33	(3)(4)	3,884,218	$47
May 1, 2019 - May 31, 2019	1,001,908	52.88	(4)	879,199	500
June 1, 2019 - June 30, 2019	3,042,893	54.65	(5)	2,963,512	340
Total	7,977,760	$53.28		7,726,929	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended June 30, 2019, there was an increase of 250,831 Treasury shares in connection with such withholding activities.
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
(3) On January 3, 2019, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $250 million of the Company's common stock. This arrangement closed on April 4, 2019, and additional 290,765 shares were delivered. The total number of shares repurchased under this share repurchase agreement was 5,350,214 at an average price per share upon settlement of $46.73.
(4) On April 9, 2019, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $236 million of the Company's common stock. This arrangement closed on June 4, 2019, and additional 879,199 shares were delivered. The total number of shares repurchased under this share repurchase agreement was 4,472,652 at an average price per share upon settlement of $52.77.
(5) On June 19, 2019, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $200 million of the Company's common stock. Pursuant to the agreement, the Company received initial delivery of 2,963,512 shares. This arrangement closed on August 6, 2019 and an additional 695,566 shares were delivered. The total number of shares repurchased under this share repurchase agreement was 3,659,078 at an average price per share upon settlement of $54.66.

Item 6.        Exhibits

See Exhibit Index on page 143 hereof.

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
10.1+*	Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+ Filed herewith.
* This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2019	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
Michael S. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

