Form 10-Q
period 2019-09-30
Voya Financial, Inc.
filed 2019-11-06
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2019, 134,799,167 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended September 30, 2019

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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	September 30, 2019	December 31, 2018
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $45,468 as of 2019 and $45,241 as of 2018)	$51,114	$46,298
Fixed maturities, at fair value using the fair value option	3,461	2,956
Equity securities, at fair value (cost of $337 as of 2019 and $255 as of 2018)	373	273
Short-term investments	145	168
Mortgage loans on real estate, net of valuation allowance of $1 as of 2019 and $2 as of 2018	8,319	8,676
Policy loans	1,796	1,833
Limited partnerships/corporations	1,486	1,158
Derivatives	575	247
Other investments	104	90
Securities pledged (amortized cost of $1,590 as of 2019 and $1,824 as of 2018)	1,804	1,867
Total investments	69,177	63,566
Cash and cash equivalents	1,376	1,538
Short-term investments under securities loan agreements, including collateral delivered	1,833	1,684
Accrued investment income	679	650
Premium receivable and reinsurance recoverable	6,780	6,860
Deferred policy acquisition costs and Value of business acquired	2,771	4,116
Current income taxes	118	237
Deferred income taxes	401	1,157
Other assets	1,392	1,336
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,565	1,421
Cash and cash equivalents	74	331
Corporate loans, at fair value using the fair value option	544	542
Other assets	6	16
Assets held in separate accounts	80,134	71,228
Total assets	$166,850	$154,682

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	September 30, 2019	December 31, 2018
Liabilities and Shareholders' Equity:
Future policy benefits	$15,284	$14,488
Contract owner account balances	50,953	51,001
Payables under securities loan and repurchase agreements, including collateral held	1,915	1,821
Short-term debt	1	1
Long-term debt	3,041	3,136
Derivatives	517	139
Pension and other postretirement provisions	409	551
Other liabilities	2,173	2,148
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	503	540
Other liabilities	709	688
Liabilities related to separate accounts	80,134	71,228
Total liabilities	155,639	145,741

Commitments and Contingencies (Note 13)

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 and $325 aggregate liquidation preference as of 2019 and 2018, respectively)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 275,382,038 and 272,431,745 shares issued as of 2019 and 2018, respectively; 134,775,320 and 150,978,184 shares outstanding as of 2019 and 2018, respectively)	3	3
Treasury stock (at cost; 140,606,718 and 121,453,561 shares as of 2019 and 2018, respectively)	(5,955)	(4,981)
Additional paid-in capital	24,671	24,316
Accumulated other comprehensive income (loss)	3,497	607
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	—
Unappropriated	(11,665)	(11,732)
Total Voya Financial, Inc. shareholders' equity	10,551	8,213
Noncontrolling interest	660	728
Total shareholders' equity	11,211	8,941
Total liabilities and shareholders' equity	$166,850	$154,682

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net investment income	$853	$855	$2,548	$2,491
Fee income	692	704	2,019	2,040
Premiums	571	550	1,738	1,622
Net realized capital gains (losses):
Total other-than-temporary impairments	(3)	(7)	(39)	(21)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	—	1
Net other-than-temporary impairments recognized in earnings	(3)	(7)	(39)	(22)
Other net realized capital gains (losses)	(12)	(39)	91	(325)
Total net realized capital gains (losses)	(15)	(46)	52	(347)
Other revenue	93	127	308	327
Income (loss) related to consolidated investment entities:
Net investment income	43	62	115	199
Total revenues	2,237	2,252	6,780	6,332
Benefits and expenses:
Policyholder benefits	874	876	2,541	2,290
Interest credited to contract owner account balances	385	392	1,136	1,156
Operating expenses	641	656	2,030	2,001
Net amortization of Deferred policy acquisition costs and Value of business acquired	134	86	286	260
Interest expense	51	47	135	142
Operating expenses related to consolidated investment entities:
Interest expense	8	8	29	30
Other expense	1	1	5	5
Total benefits and expenses	2,094	2,066	6,162	5,884
Income (loss) from continuing operations before income taxes	143	186	618	448
Income tax expense (benefit)	4	21	73	70
Income (loss) from continuing operations	139	165	545	378
Income (loss) from discontinued operations, net of tax	—	—	(82)	457
Net income (loss)	139	165	463	835
Less: Net income (loss) attributable to noncontrolling interest	19	23	43	81
Net income (loss) available to Voya Financial, Inc.	120	142	420	754
Less: Preferred stock dividends	14	—	24	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$106	$142	$396	$754

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.77	$0.89	$3.34	$1.79
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.77	$0.89	$2.77	$4.54

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.74	$0.87	$3.22	$1.73
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.74	$0.87	$2.67	$4.39

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$139	$165	$463	$835
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	798	(206)	3,223	(2,596)
Other-than-temporary impairments	—	—	2	30
Pension and other postretirement benefits liability	(1)	(4)	(3)	(10)
Other comprehensive income (loss), before tax	797	(210)	3,222	(2,576)
Income tax expense (benefit) related to items of other comprehensive income (loss)	167	(44)	675	(650)
Other comprehensive income (loss), after tax	630	(166)	2,547	(1,926)
Comprehensive income (loss)	769	(1)	3,010	(1,091)
Less: Comprehensive income (loss) attributable to noncontrolling interest	19	23	43	81
Comprehensive income (loss) attributable to Voya Financial, Inc.	$750	$(24)	$2,967	$(1,172)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2019 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Appropriated	Unappropriated
Balance as of July 1, 2019	$—	$3	$(5,663)	$24,642	$2,867	$—	$(11,785)	$10,064	$675	$10,739
Adoption of ASU 2018-02	—	—	—	—	—	—	—	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	120	120	19	139
Other comprehensive income (loss), after tax	—	—	—	—	630	—	—	630	—	630
Total comprehensive income (loss)								750	19	769
Preferred stock issuance	—	—	—	—	—	—	—	—	—	—
Common stock issuance	—	—	—	1	—	—	—	1	—	1
Common stock acquired - Share repurchase	—	—	(290)	40	—	—	—	(250)	—	(250)
Dividends on preferred stock	—	—	—	(14)	—	—	—	(14)	—	(14)
Dividends on common stock	—	—	—	(20)	—	—	—	(20)	—	(20)
Share-based compensation	—	—	(2)	22	—	—	—	20	—	20
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	(34)	(34)
Balance as of September 30, 2019	$—	$3	$(5,955)	$24,671	$3,497	$—	$(11,665)	$10,551	$660	$11,211

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Nine Months Ended September 30, 2019 (Unaudited) (In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Appropriated	Unappropriated
Balance as of January 1, 2019	$—	$3	$(4,981)	$24,316	$607	$—	$(11,732)	$8,213	$728	$8,941
Adoption of ASU 2018-02	—	—	—	—	343	—	(343)	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	420	420	43	463
Other comprehensive income (loss), after tax	—	—	—	—	2,547	—	—	2,547	—	2,547
Total comprehensive income (loss)								2,967	43	3,010
Preferred stock issuance	—	—	—	293	—	—	—	293	—	293
Common stock issuance	—	—	—	3	—	—	—	3	—	3
Common stock acquired - Share repurchase	—	—	(936)	—	—	—	—	(936)	—	(936)
Dividends on preferred stock	—	—	—	(14)	—	—	(10)	(24)	—	(24)
Dividends on common stock	—	—	—	(23)	—	—	—	(23)	—	(23)
Share-based compensation	—	—	(38)	96	—	—	—	58	—	58
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	(111)	(111)
Balance as of September 30, 2019	$—	$3	$(5,955)	$24,671	$3,497	$—	$(11,665)	$10,551	$660	$11,211

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2018 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Appropriated	Unappropriated
Balance as of July 1, 2018	$—	$3	$(4,442)	$23,951	$943	$—	$(11,995)	$8,460	$782	$9,242
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	142	142	23	165
Reversal of Other Comprehensive Income (Loss) due to Sale of Annuity and CBVA	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss), after tax	—	—	—	—	(166)	—	—	(166)	—	(166)
Total comprehensive income (loss)								(24)	23	(1)
Effect of transaction for entities under common control	—	—	—	—	—	—	—	—	—	—
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	—	—	—
Preferred stock issuance	—	—	—	319	—	—	—	319	—	319
Common stock issuance	—	—	—	2	—	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(250)	—	—	—	—	(250)	—	(250)
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	(2)	—	—	—	(2)	—	(2)
Share-based compensation	—	—	(13)	31	—	—	—	18	—	18
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	(128)	(128)
Balance as of September 30, 2018	$—	$3	$(4,705)	$24,301	$777	$—	$(11,853)	$8,523	$677	$9,200

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

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net cash provided by operating activities - continuing operations	$851	$172
Net cash provided by operating activities - discontinued operations	—	1,462
Net cash provided by operating activities	851	1,634
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	5,999	5,845
Equity securities	20	93
Mortgage loans on real estate	858	700
Limited partnerships/corporations	181	245
Acquisition of:
Fixed maturities	(6,232)	(6,515)
Equity securities	(30)	(26)
Mortgage loans on real estate	(508)	(761)
Limited partnerships/corporations	(371)	(270)
Short-term investments, net	23	419
Derivatives, net	35	61
Sales from consolidated investment entities	484	888
Purchases within consolidated investment entities	(1,120)	(740)
Collateral (delivered) received, net	(55)	76
Other, net	(37)	2
Net cash (used in) provided by investing activities - discontinued operations	(128)	34
Net cash (used in) provided by investing activities	(881)	51
Cash Flows from Financing Activities:
Deposits received for investment contracts	4,686	4,327
Maturities and withdrawals from investment contracts	(4,724)	(4,197)
Settlements on deposit contracts	(6)	—
Proceeds from issuance of debt with maturities of more than three months	—	350
Repayment of debt with maturities of more than three months	(106)	(350)
Debt issuance costs	—	(6)
Borrowings of consolidated investment entities	853	588
Repayments of borrowings of consolidated investment entities	(726)	(543)
Contributions from (distributions to) participants in consolidated investment entities, net	598	(126)
Proceeds from issuance of common stock, net	3	3
Proceeds from issuance of preferred stock, net	293	319
Share-based compensation	(17)	(13)
Common stock acquired - Share repurchase	(936)	(750)
Dividends paid on common stock	(23)	(5)
Dividends paid on preferred stock	(24)	—
Principal payments for financing leases	(3)	—
Net cash used in financing activities - discontinued operations	—	(1,209)
Net cash used in financing activities	(132)	(1,612)
Net (decrease) increase in cash and cash equivalents	(162)	73
Cash and cash equivalents, beginning of period	1,538	1,716
Cash and cash equivalents, end of period	$1,376	$1,789
Non-cash investing and financing activities:
Initial recognition of operating leases upon adoption of ASU 2016-02	$146	$—
Leased assets in exchange for finance lease liabilities	68	—

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2019, its results of operations, comprehensive income and changes in shareholders' equity for the three and nine months ended September 30, 2019 and 2018, and its statements of cash flows for the nine months ended September 30, 2019 and 2018, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

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

Future Adoption of Accounting Pronouncements
Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12, "Financial Services - Insurance (Topic 944) Targeted Improvements to the Accounting for Long-Duration Contracts" ("ASU 2018-12"), which changes the measurement and disclosures of insurance liabilities and deferred acquisition costs ("DAC") for long-duration contracts issued by insurers. In October 2019, the FASB voted to amend the effective date of ASU 2018-12 for public business entities that are required to file with the SEC to fiscal years beginning after December 15, 2021, including interim periods, with early adoption permitted. The Company is currently in the process of evaluating the provisions of ASU 2018-12. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of ASU 2018-12 may result in a significant impact on Shareholders’ equity and future earnings patterns.

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

The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial condition, results of operations or cash flows; however, implementation efforts are ongoing. The CECL requirements apply to financial assets held at amortized cost, the most significant of which, for the Company, are mortgage loans and reinsurance recoverable balances. Implementation efforts currently in progress include the finalization of CECL models and continuing analysis of model output, as well as development of related processes, controls, and disclosures.

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

During the second quarter of 2019, the Company settled the outstanding purchase price true-up amounts with VA Capital. The Company does not anticipate further material charges in connection with the 2018 Transaction. Income(loss) from discontinued operations, net of tax for the nine months ended September 30, 2019 includes a $82 charge related to the purchase price true-up settlement in connection with the 2018 Transaction.

The following table summarizes the components of Income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2019:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$1,661	$603	$—	$—	$2,264	$—
U.S. Government agencies and authorities	198	64	—	—	262	—
State, municipalities and political subdivisions	1,644	170	—	—	1,814	—
U.S. corporate public securities	18,281	2,933	54	—	21,160	—
U.S. corporate private securities	6,343	588	29	—	6,902	—
Foreign corporate public securities and foreign governments(1)	5,224	662	24	—	5,862	—
Foreign corporate private securities(1)	4,979	301	12	—	5,268	—
Residential mortgage-backed securities	5,563	297	23	33	5,870	9
Commercial mortgage-backed securities	3,983	338	1	—	4,320	—
Other asset-backed securities	2,643	49	35	—	2,657	2
Total fixed maturities, including securities pledged	50,519	6,005	178	33	56,379	11
Less: Securities pledged	1,590	230	16	—	1,804	—
Total fixed maturities	$48,929	$5,775	$162	$33	$54,575	$11
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
(4) Amount excludes $458 of net unrealized gains on impaired available-for-sale securities.

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

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2019, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,045	$1,056
After one year through five years	6,441	6,699
After five years through ten years	9,036	9,763
After ten years	21,808	26,014
Mortgage-backed securities	9,546	10,190
Other asset-backed securities	2,643	2,657
Fixed maturities, including securities pledged	$50,519	$56,379

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2019 and December 31, 2018, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2019
Communications	$2,406	$460	$—	$2,866
Financial	5,165	715	2	5,878
Industrial and other companies	14,828	1,725	41	16,512
Energy	3,778	535	61	4,252
Utilities	6,347	800	7	7,140
Transportation	1,477	167	3	1,641
Total	$34,001	$4,402	$114	$38,289

December 31, 2018
Communications	$2,554	$162	$35	$2,681
Financial	5,200	293	90	5,403
Industrial and other companies	15,591	487	422	15,656
Energy	4,034	194	143	4,085
Utilities	6,560	253	158	6,655
Transportation	1,281	47	32	1,296
Total	$35,220	$1,436	$880	$35,776

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2019 and December 31, 2018, approximately 39.7% and 41.6%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

As of September 30, 2019 and December 31, 2018, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of September 30, 2019, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transaction was $65 and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets. As of December 31, 2018, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transaction was $45 and $46, respectively. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2019 and December 31, 2018, the fair value of loaned securities was $1,535 and $1,635, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of September 30, 2019 and December 31, 2018, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $1,329 and $1,581, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, liabilities to return collateral of $1,329 and $1,581, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of September 30, 2019 and December 31, 2018, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $260 and $111, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	September 30, 2019 (1)(2)	December 31, 2018 (1)(2)
U.S. Treasuries	$291	$337
U.S. Government agencies and authorities	37	7
U.S. corporate public securities	869	992
Equity Securities	—	1
Short-term investments	51	—
Foreign corporate public securities and foreign governments	341	355
Payables under securities loan agreements	$1,589	$1,692
(1)As of September 30, 2019 and December 31, 2018, borrowings under securities lending transactions include cash collateral of $1,329 and $1,581, respectively.
(2)As of September 30, 2019 and December 31, 2018, borrowings under securities lending transactions include non-cash collateral of $260 and $111, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2019:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses
U.S. Treasuries	$4	$—	*	$49	$—	*	$53	$—	*
State, municipalities and political subdivisions	—	—		1	—	*	1	—	*
U.S. corporate public securities	361	6		319	48		680	54
U.S. corporate private securities	244	4		164	25		408	29
Foreign corporate public securities and foreign governments	60	2		218	22		278	24
Foreign corporate private securities	128	3		237	9		365	12
Residential mortgage-backed	1,049	16		160	7		1,209	23
Commercial mortgage-backed	186	1		7	—	*	193	1
Other asset-backed	788	14		546	21		1,334	35
Total	$2,820	$46		$1,701	$132		$4,521	$178
Total number of securities in an unrealized loss position	405			344			749
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

*Less than $1.

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not other-than-temporarily impaired as of September 30, 2019. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $906 from $1,084 to $178 for the nine months ended September 30, 2019. The decrease in gross unrealized capital losses was primarily due to declining interest rates.

At September 30, 2019, $43 of the total $178 of gross unrealized losses were from 10 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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

The following table identifies the Company's impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2019			2018
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—		—	$6		2
Foreign corporate public securities and foreign governments(1)	—	*	2	—		—
Foreign corporate private securities(1)	—	*	1	—		—
Residential mortgage-backed	3		20	1		18
Other asset-backed	—	*	2	—		—
Total	$3		25	$7		20
Credit Impairments	$2			$—	*
Intent Impairments	$1			$7
(1) Primarily U.S. dollar denominated.
*Less than $1
	Nine Months Ended September 30,
	2019			2018
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—		—	$6		2
Foreign corporate public securities and foreign governments(1)	3		3	—		—
Foreign corporate private securities(1)	30		4	14		1
Residential mortgage-backed	3		35	2		39
Other asset-backed	1		5	—		—
Total	$37		47	$22		42
Credit Impairments	$33			$15
Intent Impairments	$4			$7
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2019	2018
Balance at July 1	$19	$22
Additional credit impairments:
On securities previously impaired	—	3
Reductions:
Increase in cash flows	—	—
Securities sold, matured, prepaid or paid down	1	3
Balance at September 30	$18	$22

	Nine Months Ended September 30,
	2019	2018
Balance at January 1	$22	$40
Additional credit impairments:
On securities previously impaired	—	3
Reductions:
Increase in cash flows	1	—
Securities sold, matured, prepaid or paid down	3	21
Balance at September 30	$18	$22

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three and nine months ended September 30, 2019, the Company had one new commercial mortgage loan troubled debt restructuring with a pre-modification and post-modification carrying value of $3. For the three months ended September 30, 2019, the Company did not have any new private placement troubled debt restructuring. For the nine months ended September 30, 2019, the Company had one new private placement troubled debt restructuring with a pre-modification cost basis of $124 and post-modification carrying value of $90. For the three and nine months ended September 30, 2018, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring.

For the three and nine months ended September 30, 2019 and September 30, 2018, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	September 30, 2019			December 31, 2018
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$8,316	$8,320	$4	$8,674	$8,678
Collective valuation allowance for losses	N/A	(1)	(1)	N/A	(2)	(2)
Total net commercial mortgage loans	$4	$8,315	$8,319	$4	$8,672	$8,676

N/A - Not Applicable

There were no impairments on the mortgage loan portfolio for the three months ended September 30, 2019. There was one impairment of $2 on the mortgage loan portfolio for the nine months ended September 30, 2019. There were no impairments on the mortgage loan portfolio for the three and nine months ended September 30, 2018.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2019	December 31, 2018
Collective valuation allowance for losses, balance at January 1	$2	$3
Addition to (reduction of) allowance for losses	(1)	(1)
Collective valuation allowance for losses, end of period	$1	$2

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2019	December 31, 2018
Impaired loans, gross	$4	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$4
Unpaid principal balance of impaired loans	$5	$5

As of September 30, 2019 and December 31, 2018, the Company did not have any impaired loans with allowances for losses.

Commercial loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended.

As of September 30, 2019 and December 31, 2018, the Company had no loans greater than 60 days in arrears and there were no mortgage loans in the Company's portfolio in process of foreclosure. The Company foreclosed on one loan during the nine months ended September 30, 2019 with a carrying value of $5.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2019	2018
Impaired loans, average investment during the period (amortized cost)(1)	$4	$4
Interest income recognized on impaired loans, on an accrual basis(1)	—	—
Interest income recognized on impaired loans, on a cash basis(1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
(1) Includes amounts for Troubled debt restructured loans.

	Nine Months Ended September 30,
	2019	2018
Impaired loans, average investment during the period (amortized cost)(1)	$6	$4
Interest income recognized on impaired loans, on an accrual basis(1)	—	—
Interest income recognized on impaired loans, on a cash basis(1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV and DSC ratios as of the dates indicated:

				Recorded Investment
				Debt Service Coverage Ratios
				> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
September 30, 2019(1)
Loan-to-Value Ratios:
	0%	-	50%	$708	$51	$12	$2	$—	$773	9.3%
>	50%	-	60%	1,827	58	70	40	—	1,995	24.0%
>	60%	-	70%	3,457	629	394	201	—	4,681	56.3%
>	70%	-	80%	362	217	84	126	13	802	9.6%
>	80%	and above		31	30	1	7	—	69	0.8%
Total				$6,385	$985	$561	$376	$13	$8,320	100.0%

				Recorded Investment
				Debt Service Coverage Ratios
				> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2018(1)
Loan-to-Value Ratios:
	0%	-	50%	$724	$53	$25	$2	$—	$804	9.3%
>	50%	-	60%	1,889	61	51	6	—	2,007	23.1%
>	60%	-	70%	3,767	520	716	63	39	5,105	58.8%
>	70%	-	80%	402	160	102	24	6	694	8.0%
>	80%	and above		18	7	11	8	24	68	0.8%
Total				$6,800	$801	$905	$103	$69	$8,678	100.0%
(1)Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,071	24.9%	$2,078	23.8%
South Atlantic	1,668	20.1%	1,771	20.4%
Middle Atlantic	1,496	18.0%	1,525	17.6%
West South Central	857	10.3%	952	11.0%
Mountain	898	10.8%	892	10.3%
East North Central	733	8.8%	833	9.6%
New England	161	1.9%	154	1.8%
West North Central	336	4.0%	390	4.5%
East South Central	100	1.2%	83	1.0%
Total Commercial mortgage loans	$8,320	100.0%	$8,678	100.0%

	September 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$2,284	27.5%	$2,482	28.6%
Industrial	1,992	23.9%	2,074	23.9%
Apartments	2,174	26.1%	2,110	24.3%
Office	1,162	14.0%	1,316	15.2%
Hotel/Motel	239	2.9%	210	2.4%
Other	395	4.7%	411	4.7%
Mixed Use	74	0.9%	75	0.9%
Total Commercial mortgage loans	$8,320	100.0%	$8,678	100.0%

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed maturities	$689	$676	$2,064	$2,024
Equity securities	4	4	11	10
Mortgage loans on real estate	95	102	289	298
Policy loans	21	24	68	75
Short-term investments and cash equivalents	3	3	10	12
Other	60	76	168	136
Gross investment income	872	885	2,610	2,555
Less: investment expenses	19	30	62	64
Net investment income	$853	$855	$2,548	$2,491

As of September 30, 2019 and December 31, 2018, the Company had $2 and $5, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,
	2019	2018
Fixed maturities, available-for-sale, including securities pledged	$8	$9
Fixed maturities, at fair value option	24	(107)
Equity securities	4	(1)
Derivatives	(17)	55
Embedded derivatives - fixed maturities	4	(3)
Guaranteed benefit derivatives	(40)	1
Other investments	2	—
Net realized capital gains (losses)	$(15)	$(46)

	Nine Months Ended September 30,
	2019	2018
Fixed maturities, available-for-sale, including securities pledged	$2	$(31)
Fixed maturities, at fair value option	230	(440)
Equity securities	19	(3)
Derivatives	(83)	87
Embedded derivatives - fixed maturities	7	(15)
Guaranteed benefit derivatives	(124)	44
Other investments	1	11
Net realized capital gains (losses)	$52	$(347)

For the three and nine months ended September 30, 2019, the change in the fair value of equity securities still held as of September 30, 2019 was $4 and $19, respectively. For the three and nine months ended September 30, 2018, the change in the fair value of equity securities still held as of September 30, 2018 was $(1) and $(3), respectively.

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds on sales	$664	$287	$3,862	$4,089
Gross gains	13	10	73	42
Gross losses	4	8	42	65

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

Total return swaps: The Company uses total return swaps as a hedge against a decrease in variable annuity account values, which are invested in certain indices. Using total return swaps, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of assets or a market index and the London Interbank Offered Rates (LIBOR) rate, calculated by reference to an agreed upon notional principal amount. No cash is exchanged at the onset of the contracts. Cash is paid and received over the life of the contract based upon the terms of the swaps. The Company utilizes these contracts in non-qualifying hedging relationships.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2019			December 31, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$32	$—	$—	$44	$—	$—
Foreign exchange contracts	790	40	4	744	14	23
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	22,813	342	494	24,085	140	109
Foreign exchange contracts	130	2	—	30	—	—
Equity contracts	1,946	191	17	1,756	93	4
Credit contracts	208	—	2	281	—	3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	33	—	N/A	26	—
Within products	N/A	—	258	N/A	—	126
Within reinsurance agreements	N/A	—	171	N/A	—	21
Managed custody guarantees	N/A	—	5	N/A	—	—
Total		$608	$951		$273	$286
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2019 and December 31, 2018. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	September 30, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$208	$—	$2
Equity contracts	1,827	191	17
Foreign exchange contracts	920	42	4
Interest rate contracts	21,028	342	494
		575	517
Counterparty netting(1)		(342)	(342)
Cash collateral netting(1)		(206)	(175)
Securities collateral netting(1)		(15)	—
Net receivables/payables		$12	$—
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan and repurchase agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2019, the Company held $184 and pledged $152 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2018, the Company held $91 and $16 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2019, the Company delivered $204 of securities and held $15 of securities as collateral. As of December 31, 2018, the Company delivered $187 of securities and held $11 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income
Three Months Ended September 30, 2019
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$33
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3
Nine Months Ended September 30, 2019
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	2	43
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	9

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended September 30, 2019
	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$853	$(12)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	—

	Nine Months Ended September 30, 2019
	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$2,548	$91
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	9	—

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the period indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30,
		2019	2018
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(18)	$28
Foreign exchange contracts	Other net realized capital gains (losses)	4	1
Equity contracts	Other net realized capital gains (losses)	(3)	20
Credit contracts	Other net realized capital gains (losses)	—	3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	4	(3)
Within products	Other net realized capital gains (losses)	(36)	1
Within reinsurance agreements	Policyholder benefits	(48)	6
Managed custody guarantees	Other net realized capital gains (losses)	(4)	—
Total		$(101)	$56

	Location of Gain or (Loss) Recognized in Income on Derivative	Nine Months Ended September 30,
		2019	2018
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(149)	$61
Foreign exchange contracts	Other net realized capital gains (losses)	8	4
Equity contracts	Other net realized capital gains (losses)	54	11
Credit contracts	Other net realized capital gains (losses)	4	4
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	7	(15)
Within products	Other net realized capital gains (losses)	(120)	44
Within reinsurance agreements	Policyholder benefits	(170)	94
Managed custody guarantees	Other net realized capital gains (losses)	(4)	—
Total		$(370)	$203

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,629	$635	$—	$2,264
U.S. Government agencies and authorities	—	262	—	262
State, municipalities and political subdivisions	—	1,814	—	1,814
U.S. corporate public securities	—	21,052	108	21,160
U.S. corporate private securities	—	5,171	1,731	6,902
Foreign corporate public securities and foreign governments(1)	—	5,856	6	5,862
Foreign corporate private securities(1)	—	4,885	383	5,268
Residential mortgage-backed securities	—	5,835	35	5,870
Commercial mortgage-backed securities	—	4,307	13	4,320
Other asset-backed securities	—	2,534	123	2,657
Total fixed maturities, including securities pledged	1,629	52,351	2,399	56,379
Equity securities	177	—	196	373
Derivatives:
Interest rate contracts	2	340	—	342
Foreign exchange contracts	—	42	—	42
Equity contracts	—	45	146	191
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,325	29	—	3,354
Assets held in separate accounts	74,217	5,817	100	80,134
Total assets	$79,350	$58,624	$2,841	$140,815
Percentage of Level to total	56%	42%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
IUL	$—	$—	$161	$161
Other(2)	—	—	102	102
Other derivatives:
Interest rate contracts	—	494	—	494
Foreign exchange contracts	—	4	—	4
Equity contracts	1	16	—	17
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	171	—	171
Total liabilities	$1	$687	$263	$951
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2019 and 2018. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2019
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$99	$—	$6	$5	$—	$—	$(2)	$—	$—	$108	$—
U.S. corporate private securities	1,582	1	41	161	—	—	(61)	7	—	1,731	1
Foreign corporate public securities and foreign governments(1)	8	—	(2)	—	—	—	—	—	—	6	—
Foreign corporate private securities(1)	370	—	6	7	—	—	—	—	—	383	—
Residential mortgage-backed securities	29	(3)	—	16	—	—	—	—	(7)	35	(3)
Commercial mortgage-backed securities	—	—	—	13	—	—	—	—	—	13	—
Other asset-backed securities	100	—	—	45	—	—	(1)	—	(21)	123	—
Total fixed maturities, including securities pledged	2,188	(2)	51	247	—	—	(64)	7	(28)	2,399	(2)
Equity securities	192	4	—	—	—	—	—	—	—	196	4
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(160)	3	—	—	(13)	—	9	—	—	(161)	—
Other (2)(6)	(57)	(43)	—	—	(3)	—	1	—	—	(102)	—
Other derivatives, net	149	(4)	—	10	—	—	(9)	—	—	146	(3)
Assets held in separate accounts(5)	102	1	—	12	—	(1)	—	—	(14)	100	—
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
(6) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$44	$—	$8	$5	$—	$—	$(8)	$60	$(1)	$108	$—
U.S. corporate private securities	1,393	2	125	314	—	(13)	(86)	7	(11)	1,731	1
Foreign corporate public securities and foreign governments(1)	11	—	(5)	—	—	—	—	—	—	6	—
Foreign corporate private securities(1)	251	(29)	53	201	—	(93)	—	—	—	383	1
Residential mortgage-backed securities	28	(7)	—	16	—	—	—	—	(2)	35	(7)
Commercial mortgage-backed securities	14	—	—	13	—	—	—	—	(14)	13	—
Other asset-backed securities	138	—	1	47	—	—	(3)	—	(60)	123	—
Total fixed maturities, including securities pledged	1,879	(34)	182	596	—	(106)	(97)	67	(88)	2,399	(5)
Equity securities	129	18	—	49	—	—	—	—	—	196	18
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(82)	(73)	—	—	(41)	—	35	—	—	(161)	—
Other (2)(6)	(44)	(51)	—	—	(10)	—	3	—	—	(102)	—
Other derivatives, net	83	57	—	33	—	—	(27)	—	—	146	63
Assets held in separate accounts(5)	62	4	—	51	—	(1)	—	3	(19)	100	—

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
(6) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2018
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$44	$—	$—	$—	$—	$—	$—	$—	$—	$44	$—
U.S. corporate private securities	1,285	—	(8)	168	—	—	(11)	67	(11)	1,490	—
Foreign corporate public securities and foreign governments (1)	12	—	—	15	—	—	—	—	—	27	—
Foreign corporate private securities (1)	234	—	(8)	20	—	—	(21)	13	—	238	—
Residential mortgage-backed securities	43	(3)	—	31	—	—	—	—	(10)	61	(3)
Commercial mortgage-backed securities	26	—	—	27	—	—	—	—	(26)	27	—
Other asset-backed securities	164	—	—	57	—	—	(1)	—	(51)	169	—
Total fixed maturities, including securities pledged	1,808	(3)	(16)	318	—	—	(33)	80	(98)	2,056	(3)
Equity securities	105	—	—	—	—	—	—	—	—	105	—
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(142)	(26)	—	—	(12)	—	20	—	—	(160)	—
Other (2)(6)	(103)	27	—	—	(3)	—	6	—	—	(73)	—
Other derivatives, net	140	17	—	11	—	—	(14)	—	—	154	14
Assets held in separate accounts(5)	38	—	—	23	—	—	—	—	(5)	56	—
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
(6) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$57	$—	$(1)	$9	$—	$(13)	$—	$—	$(8)	$44	$—
U.S. corporate private securities	1,127	6	(52)	368	—	(7)	(53)	112	(11)	1,490	—
Foreign corporate public securities and foreign governments(1)	11	—	1	15	—	—	—	—	—	27	—
Foreign corporate private securities(1)	169	(5)	13	154	—	(71)	(22)	—	—	238	(13)
Residential mortgage-backed securities	42	(8)	(1)	33	—	—	—	—	(5)	61	(8)
Commercial mortgage-backed securities	17	—	—	27	—	—	—	—	(17)	27	—
Other asset-backed securities	92	—	(3)	95	—	—	(4)	35	(46)	169	—
Total fixed maturities, including securities pledged	1,515	(7)	(43)	701	—	(91)	(79)	147	(87)	2,056	(21)
Equity securities, available-for-sale	102	(2)	—	7	—	(2)	—	—	—	105	(2)
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(159)	(19)	—	—	(38)	—	56	—	—	(160)	—
Other (2)(6)	(147)	63	—	—	(3)	—	14	—	—	(73)	—
Other derivatives, net	159	9	—	31	—	—	(45)	—	—	154	(5)
Assets held in separate accounts(5)	11	—	—	50	—	—	—	—	(5)	56	—
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
(6) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2019 and 2018, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The following table presents the unobservable inputs for IUL as of the dates indicated:

Range(1)
	September 30, 2019		December 31, 2018
Unobservable Input
Nonperformance risk	0.20% to 0.56%		0.38% to 0.84%
Actuarial Assumptions:
Lapses	2% to 10%		2% to 10%
Mortality	—	(2)	—	(2)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) The mortality rate is derived based on similarly underwritten business.

Generally, the following will cause an increase (decrease) in the IUL embedded derivative fair value liabilities:

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

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

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$56,379	$56,379	$51,121	$51,121
Equity securities	373	373	273	273
Mortgage loans on real estate	8,319	8,783	8,676	8,811
Policy loans	1,796	1,796	1,833	1,833
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	3,354	3,354	3,390	3,390
Derivatives	575	575	247	247
Other investments	104	106	90	92
Assets held in separate accounts	80,134	80,134	71,228	71,228
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	33,980	41,543	34,053	37,052
Funding agreements with fixed maturities	1,669	1,664	1,209	1,197
Supplementary contracts, immediate annuities and other	925	974	976	960
Derivatives:
Guaranteed benefit derivatives:
IUL	161	161	82	82
Other (2)	102	102	44	44
Other derivatives	517	517	139	139
Short-term debt	1	1	1	1
Long-term debt	3,041	3,376	3,136	3,112
Embedded derivative on reinsurance	171	171	21	21
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classifications of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2019
	DAC	VOBA		Total
Balance as of January 1, 2019	$3,298	$818		$4,116
Deferrals of commissions and expenses	147	6		153
Amortization:
Amortization, excluding unlocking	(330)	(106)		(436)
Unlocking(1)	(79)	53		(26)
Interest accrued	134	42	(2)	176
Net amortization included in Condensed Consolidated Statements of Operations	(275)	(11)		(286)
Change due to unrealized capital gains/losses on available-for-sale securities	(843)	(369)		(1,212)
Balance as of September 30, 2019	$2,327	$444		$2,771

	2018
	DAC	VOBA		Total
Balance as of January 1, 2018	$2,818	$556		$3,374
Deferrals of commissions and expenses	147	7		154
Amortization:
Amortization, excluding unlocking	(276)	(77)		(353)
Unlocking(1)	(92)	4		(88)
Interest accrued	137	44	(2)	181
Net amortization included in Condensed Consolidated Statements of Operations	(231)	(29)		(260)
Change due to unrealized capital gains/losses on available-for-sale securities	515	278		793
Balance as of September 30, 2018	$3,249	$812		$4,061

(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. Additionally, the 2018 amounts include unfavorable unlocking for DAC and VOBA of $25 and $26, respectively, associated with an update to assumptions related to customer consents of changes to guaranteed minimum interest rate provisions.
(2) Interest accrued at the following rates for VOBA: 3.5% to 7.4% during 2019 and 2018.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan") (together, the "Omnibus Plans"). As of September 30, 2019, common stock reserved and available for issuance under the 2013 Omnibus Plan and the 2014 Omnibus Plan was 347,663 and 3,619,703 shares, respectively.

On March 27, 2019, the Company's Board of Directors adopted, subject to shareholder approval, the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (the "2019 Omnibus Plan"). Shareholder approval for the 2019 Omnibus Plan was subsequently obtained at the Annual Meeting of Shareholders held on May 23, 2019. The 2019 Omnibus Plan provides for 11,700,000 shares of common stock to be available for issuance as equity-based compensation awards. As of September 30, 2019, no awards were granted under the 2019 Omnibus Plan.

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan ("Director Plan").

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted Stock Unit (RSU) awards	$10	$11	$37	$40
Performance Stock Unit (PSU) awards	9	9	34	36
Stock options	2	—	6	5
Total share-based compensation expense	21	20	77	81
Income tax benefit	4	4	24	19
After-tax share-based compensation expense	$17	$16	$53	$62

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the Director Plan for the period indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2019	2.4	$43.36	2.5	$40.21
Adjustment for PSU performance factor	N/A	N/A	0.3	31.35
Granted	0.8	50.09	0.7	51.64
Vested	(1.1)	40.17	(1.2)	29.14
Forfeited	(0.1)	48.53	(0.1)	48.79
Outstanding as of September 30, 2019	2.0	$47.85	2.2	$48.86

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards		Weighted Average Exercise Price
Outstanding as of January 1, 2019	2.6		$37.60
Granted	1.0		50.03
Exercised	(0.6)		37.60
Forfeited	—	*	44.10
Outstanding as of September 30, 2019	3.0		$41.68
Vested, exercisable, as of September 30, 2019	2.0		$37.60

* Less than 0.1

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
(Dollar amounts in millions, unless otherwise stated)

8.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2018	270.0	98.0	172.0
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	22.8	(22.8)
Share-based compensation	2.4	0.6	1.8
Balance, December 31, 2018	272.4	121.4	151.0
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	18.5	(18.5)
Share-based compensation	2.9	0.7	2.2
Balance, September 30, 2019	275.4	140.6	134.8

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividends declared per share of Common Stock	$0.15	$0.01	$0.17	$0.03

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
On October 31, 2019, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate of the Company's common stock authorized for repurchase by $800. The additional share repurchase authorization expires on December 31, 2020 (unless extended). The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions during the nine months ended September 30, 2019:

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
January 3, 2019	$250	5,059,449	April 4, 2019	290,765	5,350,214
April 9, 2019	$236	3,593,453	June 4, 2019	879,199	4,472,652
June 19, 2019	$200	2,963,512	August 6, 2019	695,566	3,659,078

During the nine months ended September 30, 2019, the Company repurchased 4,926,775 shares of the Company's common stock in open market repurchases for an aggregate purchase price of $250.

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The exercise price of the warrants at the time of issuance was $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. On March 12, 2018, ING Group sold its remaining interests in the warrants and no longer owns any warrants.

On September 27, 2019, the Company paid a quarterly dividend of $0.15 per share on its common stock. As a consequence, the exercise price of the warrants to purchase shares of common stock was adjusted to $48.61 per share of common stock and the number of shares of common stock for which each warrant is exercisable has been adjusted to 1.002840621. As of September 30, 2019, no warrants have been exercised.

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
As of September 30, 2019 and December 31, 2018, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	September 30, 2019		December 31, 2018
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	—	—
Total	625,000	625,000	325,000	325,000

As of September 30, 2019, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2019	2018	2019	2018
Earnings
Net income (loss) available to common shareholders:
Income (loss) from continuing operations	$139	$165	$545	$378
Less: Preferred stock dividends	14	—	24	—
Less: Net income (loss) attributable to noncontrolling interest	19	23	43	81
Income (loss) from continuing operations available to common shareholders	106	142	478	297
Income (loss) from discontinued operations, net of tax	—	—	(82)	457
Net income (loss) available to common shareholders	$106	$142	$396	$754

Weighted average common shares outstanding
Basic	138.4	159.6	143.1	166.3
Dilutive Effects:
Warrants	2.3	0.4	1.6	1.1
RSU awards	1.3	1.5	1.3	1.7
PSU awards	1.7	1.9	1.9	1.9
Stock Options	0.6	0.6	0.6	0.7
Diluted	144.3	164.0	148.5	171.7

Basic(1)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.77	$0.89	$3.34	$1.79
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$—	$—	$(0.57)	$2.75
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.77	$0.89	$2.77	$4.54
Diluted(1)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.74	$0.87	$3.22	$1.73
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$—	$—	$(0.55)	$2.66
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.74	$0.87	$2.67	$4.39

(1) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	September 30,
	2019	2018
Fixed maturities, net of OTTI	$5,827	$1,486
Derivatives(1)	195	142
DAC/VOBA adjustment on available-for-sale securities	(1,593)	(482)
Premium deficiency reserve	(257)	(109)
Sales inducements and other intangibles adjustment on available-for-sale securities	(204)	(82)
Unrealized capital gains (losses), before tax	3,968	955
Deferred income tax asset (liability)	(479)	(186)
Net unrealized capital gains (losses)	3,489	769
Pension and other postretirement benefits liability, net of tax	8	8
AOCI	$3,497	$777

(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2019, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $27.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,314		$(275)	$1,039
Other	—		—	—
OTTI	—		—	—
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(8)		1	(7)
DAC/VOBA	(364)		77	(287)
Premium deficiency reserve	(123)		26	(97)
Sales inducements and other intangibles	(47)		9	(38)
Change in unrealized gains/losses on available-for-sale securities	772		(162)	610

Derivatives:
Derivatives	32	(1)	(7)	25
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains/losses on derivatives	26		(6)	20

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		1	—
Change in pension and other postretirement benefits liability	(1)		1	—
Change in Accumulated other comprehensive income (loss)	$797		$(167)	$630
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$4,753		$(997)	$3,756
Other	—		—	—
OTTI	2		—	2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(2)		—	(2)
DAC/VOBA	(1,212)	(1)	255	(957)
Premium deficiency reserve	(200)		42	(158)
Sales inducements and other intangibles	(140)		29	(111)
Change in unrealized gains/losses on available-for-sale securities	3,201		(671)	2,530

Derivatives:
Derivatives	43	(2)	(9)	34
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(19)		4	(15)
Change in unrealized gains/losses on derivatives	24		(5)	19

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3)		1	(2)
Change in pension and other postretirement benefits liability	(3)		1	(2)
Change in Accumulated other comprehensive income (loss)	$3,222		$(675)	$2,547
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2018
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(309)		$66	$(243)
Other	—		—	—
OTTI	—		—	—
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(9)		—	(9)
DAC/VOBA	88		(19)	69
Premium deficiency reserve	19		(4)	15
Sales inducements and other intangibles	6		(1)	5
Change in unrealized gains/losses on available-for-sale securities	(205)		42	(163)

Derivatives:
Derivatives	5	(1)	(5)	—
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		5	(1)
Change in unrealized gains/losses on derivatives	(1)		—	(1)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(4)		2	(2)
Change in pension and other postretirement benefits liability	(4)		2	(2)
Change in Accumulated other comprehensive income (loss)	$(210)		$44	$(166)

(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2018
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,933)		$986	$(2,947)
Other	18		(8)	10
OTTI	30		(9)	21
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	38		(10)	28
DAC/VOBA	989	(1)	(234)	755
Premium deficiency reserve	81		(17)	64
Sales inducements and other intangibles	196		(55)	141
Change in unrealized gains/losses on available-for-sale securities	(2,581)		653	(1,928)

Derivatives:
Derivatives	34	(2)	(14)	20
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(19)		8	(11)
Change in unrealized gains/losses on derivatives	15		(6)	9

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(10)		3	(7)
Change in pension and other postretirement benefits liability	(10)		3	(7)
Change in Accumulated other comprehensive income (loss)	$(2,576)		$650	$(1,926)

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

The Company's effective tax rate for the three and nine months ended September 30, 2019 was 2.8% and 11.8%, respectively. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD"), tax credits, and noncontrolling interest.

The Company's effective tax rate for the three and nine months ended September 30, 2018 was 11.3% and 15.6%, respectively. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD, noncontrolling interest, nondeductible executive compensation, the valuation allowance and alternative minimum tax ("AMT") sequestration (sequestration applies only to the nine months ended September 30, 2018).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Tax Regulatory Matters

For the tax years 2017 through 2019, the Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. During 2019, the IRS finalized the audit of the Company for the period ended December 31, 2017. The Company is under examination for the period ended December 31, 2018. The Company expects the examination to be finalized within the next twelve months.

12.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt securities issued and outstanding as of September 30, 2019 and December 31, 2018:

	Maturity	September 30, 2019	December 31, 2018
5.5% Senior Notes, due 2022	07/15/2022	$—	$96
3.125% Senior Notes, due 2024	07/15/2024	397	396
3.65% Senior Notes, due 2026	06/15/2026	496	496
5.7% Senior Notes, due 2043	07/15/2043	395	395
4.8% Senior Notes, due 2046	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	01/23/2048	345	344
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	739	739
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	139	138
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	138	138
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	13	14
1.00% Windsor Property Loan	06/14/2027	4	5
Subtotal		3,042	3,137
Less: Current portion of long-term debt		1	1
Total		$3,041	$3,136
(1) Guaranteed by ING Group.

Loss on Debt Extinguishment

The Company incurred a loss on debt extinguishment of $9 for the three and nine months ended September 30, 2019, which was recorded in Interest Expense in the Condensed Consolidated Statements of Operations. The Company did not incur a loss on debt extinguishment for the three months ended September 30, 2018. The Company incurred a loss on debt extinguishment of $3 for the nine months ended September 30, 2018, which was recorded in Interest Expense in the Condensed Consolidated Statements of Operations.

Senior Notes

On July 12, 2019, the Company completed the redemption of the remaining $97 aggregate principal amount of 5.5% Senior Notes due 2022 (the "2022 Notes").

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Aetna Notes

As of September 30, 2019, the outstanding principal amount of the Aetna Notes was $358, which is guaranteed by ING Group. During the nine months ended September 30, 2019, the Company deposited $4 of collateral to a control account benefiting ING Group with a third-party collateral agent and provided a $63 letter of credit benefiting ING Group, thereby increasing the remaining collateral balance to $271. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility Agreement

As of September 30, 2019, the Company was a party to a Second Amended and Restated Revolving Credit Agreement ("Second Amended and Restated Credit Agreement"), which was amended from time to time, with a syndicate of banks, which was set to expire on May 6, 2021 and required the Company to maintain a minimum net worth of $6.6 billion. The minimum net worth amount may increase upon any future equity issuances by the Company. There was a $750 sublimit available for direct borrowings.

As of September 30, 2019, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility.

Effective November 1, 2019, the Company revised the terms of its Second Amended and Restated Credit Agreement, dated January 24, 2018, by entering into a Third Amended and Restated Revolving Credit Agreement ("Third Amended and Restated Credit Agreement") with a syndicate of banks, all of which participated in the Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement modifies the Second Amended Credit Agreement by extending the term of the agreement to November 1, 2024 and reducing the total amount of LOCs that may be issued from $1.0 billion to $500. The revolving credit sublimit was removed and the full $500 may be utilized for direct borrowings. The terms require the Company to maintain a minimum net worth of $6.15 billion. The minimum net worth amount may increase upon any future equity issuances by the Company.

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

As of September 30, 2019, the Company had off-balance sheet commitments to acquire mortgage loans of $106 and purchase limited partnerships and private placement investments of $1,265, of which $339 related to consolidated investment entities.

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

	September 30, 2019	December 31, 2018
Fixed maturity collateral pledged to FHLB (1)	$2,244	$1,472
FHLB restricted stock(2)	91	75
Other fixed maturities-state deposits	143	129
Cash and cash equivalents	26	13
Securities pledged(3)	1,804	1,867
Total restricted assets	$4,308	$3,556
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $1,535 and $1,635 as of September 30, 2019 and December 31, 2018, respectively. In addition, as of September 30, 2019 and December 31, 2018, the Company delivered securities as collateral of $204 and $232, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines, FHLB of Boston and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2019 and December 31, 2018, the Company had $1,669 and $1,209, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, assets with a market value of approximately $2,244 and $1,472, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

Litigation, Regulatory Matters and Contingencies

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $50.

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

Lastly, litigation includes Zhou v. Voya Financial, Inc. and Security Life of Denver (USDC District of Colorado, No. 1:19-cv-02781)(filed September 27, 2019), a putative class action in which the plaintiff alleges that the Company did not properly administer certain universal life insurance policies. The plaintiff claims that the Company did not timely credit interest earned on the payment of her premiums and incorrectly calculated the amount of interest that the Company credited to her account. In addition to the class allegations, the lawsuit alleges breach of contract and conversion and seeks declaratory and injunctive relief. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

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

Cost of insurance litigation for the Company also includes Advance Trust & Life Escrow Services, LTA v. Security Life of Denver (USDC District of Colorado, No. 1:18-cv-01897) (filed July 26, 2018), a putative class action in which Plaintiff alleges that two specific types of universal life insurance policies only permitted the Company to rely upon the policyholder’s expected future mortality experience to establish and increase the cost of insurance, but the Company instead relied upon other, non-disclosed factors not only in the administration of the policies over time, but also in the decision to increase insurance costs beginning in approximately October 2015. Plaintiff alleges a breach of contract and seeks class certification. The Company denies the allegations in the complaint, believes the complaint to be without merit, and intends to defend the lawsuit vigorously.

Finally, cost of insurance litigation includes Advance Trust & Life Escrow Services, LTA v. ReliaStar Life Insurance Company (USDC District of Minnesota, No. 1:18-cv-02863) (filed October 5, 2018), a putative class action in which Plaintiff alleges that the Company’s universal life insurance policies only permitted the Company to rely upon the policyholders’ expected future mortality experience to establish the cost of insurance, and that as projected mortality experience improved, the policy language required the Company to decrease the cost of insurance. Plaintiff alleges that the Company did not decrease the cost of insurance as required, thereby breaching its contract with the policyholders, and seeks class certification. The Company denies the allegations in the complaint, believes the complaint to be without merit, and will defend the lawsuit vigorously.

In October 2019, under the terms of the applicable insurance coverage policy, the Company received $38 as settlement of a request for recovery of charges related to a litigation matter settled in the prior year. Consequently, the gain related to this recovery was reflected in the Condensed Consolidated Financial Statements for the third quarter of 2019.

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

As of September 30, 2019, approximately $79 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $317 and $354 as of September 30, 2019 and December 31, 2018, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 4 and 2 CLOs as of September 30, 2019 and December 31, 2018, respectively.

Limited Partnerships

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 12 funds, which were structured as partnerships, as of September 30, 2019 and December 31, 2018.

Registered Investment Companies

The Company consolidated one sponsored investment fund accounted for as a VOE as of September 30, 2019 and December 31, 2018, because it is the majority investor in the fund, and as such, has a controlling financial interest in the fund.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	September 30, 2019	December 31, 2018
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$74	$331
Corporate loans, at fair value using the fair value option	544	542
Limited partnerships/corporations, at fair value	1,420	1,313
Other assets	5	15
Total VIE assets	2,043	2,201
VOEs
Limited partnerships/corporations, at fair value	145	108
Other assets	1	1
Total VOE assets	146	109
Total assets of consolidated investment entities	$2,189	$2,310

Liabilities of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$503	$540
Other liabilities	707	681
Total VIE liabilities	1,210	1,221
VOEs
Other liabilities	2	7
Total VOE liabilities	2	7
Total liabilities of consolidated investment entities	$1,212	$1,228

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2020 and 2026, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.0%. As of September 30, 2019 and December 31, 2018, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $15 and $13, respectively. Less than 1.0% of the collateral assets were in default as of September 30, 2019 and December 31, 2018.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.7% for the more senior tranches to 5.4% for the more subordinated tranches. CLO notes mature in 2026 and have a weighted average maturity of 6.8 years as of September 30, 2019. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of September 30, 2019 and December 31, 2018, certain private equity funds maintained term loans and revolving lines of credit of $800 and $753, respectively. The term loans renew every three years and the revolving lines of credit renew annually; all loans bear interest at LIBOR/EURIBOR plus 150 - 155 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of September 30, 2019 and December 31, 2018, outstanding borrowings amount to $640 and $584, respectively.

On February 1, 2018, Pomona Investment Fund entered into a three-year revolving credit agreement with Credit Suisse. The size of the facility as of September 30, 2019 is $25; the loan bears interest at LIBOR plus 325 bps and has a commitment fee of 160 bps. There was no outstanding borrowing as of September 30, 2019.
The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of September 30, 2019:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$74	$—	$—	$—	$74
Corporate loans, at fair value using the fair value option	—	544	—	—	544
Limited partnerships/corporations, at fair value	—	—	—	1,420	1,420
VOEs
Limited partnerships/corporations, at fair value	—	—	—	145	145
Total assets, at fair value	$74	$544	$—	$1,565	$2,183
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$503	$—	$—	$503
Total liabilities, at fair value	$—	$503	$—	$—	$503

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2018:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$331	$—	$—	$—	$331
Corporate loans, at fair value using the fair value option	—	542	—	—	542
Limited partnerships/corporations, at fair value	—	—	—	1,313	1,313
VOEs
Limited partnerships/corporations, at fair value	—	—	—	108	108
Total assets, at fair value	$331	$542	$—	$1,421	$2,294
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$540	$—	$—	$540
Total liabilities, at fair value	$—	$540	$—	$—	$540

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and nine months ended September 30, 2019 and 2018, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Deconsolidation of Certain Investment Entities

There were no deconsolidations during the three and nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company determined it was no longer the primary beneficiary of three previously consolidated CLOs due to a reduction in the Company’s investment in the CLO. This caused a reduction in the Company's obligation to absorb losses and right to receive benefits of the CLO that could potentially be significant to the CLO. As a result of this determination, the Company deconsolidated three investment entities during the nine months ended September 30, 2018. The Company had no deconsolidations during the three months ended September 30, 2018.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of September 30, 2019 and December 31, 2018, the Company held $495 and $525 ownership interests, respectively, in unconsolidated CLOs.

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

Variable Interests on the Condensed Consolidated Balance Sheet
	September 30, 2019		December 31, 2018
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$495	$495	$523	$523
Limited partnership/corporations	1,486	1,486	1,158	1,158

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

These activities have resulted in recognition of severance and organizational transition costs and are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments. For the three and nine months ended September 30, 2019, the Company incurred Organizational Restructuring expenses of $26 and $164, respectively associated with continuing operations. For the three and nine months ended September 30, 2018, the Company incurred Organizational Restructuring expenses of $13 and $25, respectively associated with continuing operations.

Restructuring expenses that were directly related to the preparation for and execution of the 2018 Transaction are included in Income (loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2019, the Company did not incur any Organizational Restructuring expenses associated with discontinued operations as a result of the 2018 Transaction. For the three and nine months ended September 30, 2018, the Company incurred Organizational Restructuring expenses as a result of the 2018 Transaction of $0 and $6, respectively, of severance and organizational transition costs, which are reflected in discontinued operations.

In addition to the restructuring costs incurred above, the anticipated reduction in employees from the execution of the initiatives described above triggered an immaterial curtailment loss and related re-measurement gain of the Company's qualified defined benefit pension plan as of January 31, 2019, which was recorded during the first quarter of 2019.

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Amounts Incurred to Date
	2019	2018	2019	2018
Severance benefits	$(9)	$—	$42	$5	$61
Organizational transition costs	35	13	122	26	162
Total restructuring expenses	$26	$13	$164	$31	$223

Including the expense of $164 for the nine months ended September 30, 2019, the aggregate amount of Organizational Restructuring expenses expected to be incurred is in the range of $200 to $300. The Company anticipates that these costs, which will include

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs, will occur at least through the end of 2020.

The following table presents the accrued liability associated with Organizational Restructuring expenses as of September 30, 2019:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2019	$12	$9	$21
Provision	42	122	164
Payments	(17)	(102)	(119)
Accrued liability as of September 30, 2019	$37	$29	$66

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

The summary below presents 2016 Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,			Cumulative Amounts Incurred to Date
	2019	2018		2019	2018
Severance benefits	$1	$5		$1	$9		$70
Asset write-off costs	—	—	*	—	—	*	17
Transition costs	(1)	1		—	7		24
Other costs	2	4		7	11		43
Total restructuring expenses	$2	$10		$8	$27		$154

* Less than $1

The following table presents the accrued liability associated with 2016 Restructuring expenses as of September 30, 2019:

	Severance Benefits	Transition Costs	Other Costs	Total
Accrued liability as of January 1, 2019	$8	$14	$2	$24
Provision	1	—	7	8
Payments	(3)	(3)	(7)	(13)
Accrued liability as of September 30, 2019	$6	$11	$2	$19

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) from continuing operations before income taxes	$143	$186	$618	$448
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	17	11	95	(90)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(19)	14	(30)	2
Income (loss) related to businesses exited through reinsurance or divestment	27	—	8	(53)
Income attributable to noncontrolling interest	19	23	43	81
Income (loss) related to early extinguishment of debt	(12)	—	(12)	(3)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	—	66	—
Dividend payments made to preferred shareholders	14	—	24	—
Other adjustments	(28)	(25)	(173)	(53)
Total adjustments to income (loss) from continuing operations	$18	$23	$21	$(116)

Adjusted operating earnings before income taxes by segment:
Retirement	$117	$253	$426	$531
Investment Management	46	48	121	161
Employee Benefits	57	50	144	117
Individual Life	(33)	(134)	62	(76)
Corporate	(62)	(54)	(156)	(169)
Total	$125	$163	$597	$564

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$2,237	$2,252	$6,780	$6,332

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	22	—	83	(122)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(12)	12	(19)	9
Revenues related to businesses exited through reinsurance or divestment	50	22	202	(36)
Revenues attributable to noncontrolling interest	29	34	77	116
Other adjustments	86	76	257	201
Total adjustments to revenues	175	144	600	168

Adjusted operating revenues by segment:
Retirement	675	705	2,011	2,037
Investment Management	167	168	478	524
Employee Benefits	503	469	1,526	1,382
Individual Life	653	660	1,922	1,932
Corporate	64	106	243	289
Total	$2,062	$2,108	$6,180	$6,164

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Management intersegment revenues	$29	$29	$89	$111

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	September 30, 2019	December 31, 2018
Retirement	$115,468	$104,995
Investment Management	704	690
Employee Benefits	2,813	2,560
Individual Life	28,226	26,431
Corporate	17,767	18,051
Total assets, before consolidation(1)	164,978	152,727
Consolidation of investment entities	1,872	1,955
Total assets	$166,850	$154,682

(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

17.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of September 30, 2019 and December 31, 2018, their results of operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018, and statements of cash flows for the nine months ended September 30, 2019 and 2018.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
September 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$5	$—	$51,124	$(15)	$51,114
Fixed maturities, at fair value using the fair value option	—	—	3,461	—	3,461
Equity securities, at fair value	125	—	248	—	373
Short-term investments	—	—	145	—	145
Mortgage loans on real estate, net of valuation allowance	—	—	8,319	—	8,319
Policy loans	—	—	1,796	—	1,796
Limited partnerships/corporations	4	—	1,482	—	1,486
Derivatives	51	—	625	(101)	575
Investments in subsidiaries	12,257	8,493	—	(20,750)	—
Other investments	—	—	104	—	104
Securities pledged	—	—	1,804	—	1,804
Total investments	12,442	8,493	69,108	(20,866)	69,177
Cash and cash equivalents	211	—	1,165	—	1,376
Short-term investments under securities loan agreements, including collateral delivered	11	—	1,822	—	1,833
Accrued investment income	—	—	679	—	679
Premium receivable and reinsurance recoverable	—	—	6,780	—	6,780
Deferred policy acquisition costs and Value of business acquired	—	—	2,771	—	2,771
Current income taxes	(25)	14	129	—	118
Deferred income taxes	566	24	(189)	—	401
Loans to subsidiaries and affiliates	236	—	129	(365)	—
Due from subsidiaries and affiliates	3	—	3	(6)	—
Other assets	5	—	1,387	—	1,392
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,565	—	1,565
Cash and cash equivalents	—	—	74	—	74
Corporate loans, at fair value using the fair value option	—	—	544	—	544
Other assets	—	—	6	—	6
Assets held in separate accounts	—	—	80,134	—	80,134
Total assets	$13,449	$8,531	$166,107	$(21,237)	$166,850

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
September 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$15,284	$—	$15,284
Contract owner account balances	—	—	50,953	—	50,953
Payables under securities loan and repurchase agreements, including collateral held	—	—	1,915	—	1,915
Short-term debt	129	73	164	(365)	1
Long-term debt	2,668	371	17	(15)	3,041
Derivatives	51	—	567	(101)	517
Pension and other postretirement provisions	—	—	409	—	409
Due to subsidiaries and affiliates	1	—	3	(4)	—
Other liabilities	49	4	2,122	(2)	2,173
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	503	—	503
Other liabilities	—	—	709	—	709
Liabilities related to separate accounts	—	—	80,134	—	80,134
Total liabilities	2,898	448	152,780	(487)	155,639
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	10,551	8,083	12,667	(20,750)	10,551
Noncontrolling interest	—	—	660	—	660
Total shareholders' equity	10,551	8,083	13,327	(20,750)	11,211
Total liabilities and shareholders' equity	$13,449	$8,531	$166,107	$(21,237)	$166,850

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$4	$—	$851	$(2)	$853
Fee income	—	—	692	—	692
Premiums	—	—	571	—	571
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(3)	—	(3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary impairments recognized in earnings	—	—	(3)	—	(3)
Other net realized capital gains (losses)	—	—	(12)	—	(12)
Total net realized capital gains (losses)	—	—	(15)	—	(15)
Other revenue	—	—	93	—	93
Income (loss) related to consolidated investment entities:
Net investment income	—	—	43	—	43
Total revenues	4	—	2,235	(2)	2,237
Benefits and expenses:
Policyholder benefits	—	—	874	—	874
Interest credited to contract owner account balances	—	—	385	—	385
Operating expenses	4	—	637	—	641
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	134	—	134
Interest expense	44	9	—	(2)	51
Operating expenses related to consolidated investment entities:
Interest expense	—	—	8	—	8
Other expense	—	—	1	—	1
Total benefits and expenses	48	9	2,039	(2)	2,094
Income (loss) from continuing operations before income taxes	(44)	(9)	196	—	143
Income tax expense (benefit)	(13)	(6)	23	—	4
Income (loss) from continuing operations	(31)	(3)	173	—	139
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(31)	(3)	173	—	139
Equity in earnings (losses) of subsidiaries, net of tax	151	119	—	(270)	—
Net income (loss)	120	116	173	(270)	139
Less: Net income (loss) attributable to noncontrolling interest	—	—	19	—	19
Net income (loss) available to Voya Financial, Inc.	120	116	154	(270)	120
Less: Preferred stock dividends	14	—	—	—	14
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$106	$116	$154	$(270)	$106

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$27	$—	$2,530	$(9)	$2,548
Fee income	—	—	2,019	—	2,019
Premiums	—	—	1,738	—	1,738
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(39)	—	(39)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary impairments recognized in earnings	—	—	(39)	—	(39)
Other net realized capital gains (losses)	—	—	91	—	91
Total net realized capital gains (losses)	—	—	52	—	52
Other revenue	—	—	308	—	308
Income (loss) related to consolidated investment entities:
Net investment income	—	—	115	—	115
Total revenues	27	—	6,762	(9)	6,780
Benefits and expenses:
Policyholder benefits	—	—	2,541	—	2,541
Interest credited to contract owner account balances	—	—	1,136	—	1,136
Operating expenses	10	—	2,020	—	2,030
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	286	—	286
Interest expense	116	23	5	(9)	135
Operating expenses related to consolidated investment entities:
Interest expense	—	—	29	—	29
Other expense	—	—	5	—	5
Total benefits and expenses	126	23	6,022	(9)	6,162
Income (loss) from continuing operations before income taxes	(99)	(23)	740	—	618
Income tax expense (benefit)	(24)	(8)	105	—	73
Income (loss) from continuing operations	(75)	(15)	635	—	545
Income (loss) from discontinued operations, net of tax	—	(82)	—	—	(82)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(75)	(97)	635	—	463
Equity in earnings (losses) of subsidiaries, net of tax	495	340	—	(835)	—
Net income (loss)	420	243	635	(835)	463
Less: Net income (loss) attributable to noncontrolling interest	—	—	43	—	43
Net income (loss) available to Voya Financial, Inc.	420	243	592	(835)	420
Less: Preferred stock dividends	24	—	—	—	24
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$396	$243	$592	$(835)	$396

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$7	$—	$850	$(2)	$855
Fee income	—	—	704	—	704
Premiums	—	—	550	—	550
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(7)	—	(7)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary impairments recognized in earnings	—	—	(7)	—	(7)
Other net realized capital gains (losses)	—	—	(39)	—	(39)
Total net realized capital gains (losses)	—	—	(46)	—	(46)
Other revenue	1	—	126	—	127
Income (loss) related to consolidated investment entities:
Net investment income	—	—	62	—	62
Total revenues	8	—	2,246	(2)	2,252
Benefits and expenses:
Policyholder benefits	—	—	876	—	876
Interest credited to contract owner account balances	—	—	392	—	392
Operating expenses	3	—	653	—	656
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	86	—	86
Interest expense	39	8	2	(2)	47
Operating expenses related to consolidated investment entities:
Interest expense	—	—	8	—	8
Other expense	—	—	1	—	1
Total benefits and expenses	42	8	2,018	(2)	2,066
Income (loss) from continuing operations before income taxes	(34)	(8)	228	—	186
Income tax expense (benefit)	(3)	(10)	34	—	21
Income (loss) from continuing operations	(31)	2	194	—	165
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(31)	2	194	—	165
Equity in earnings (losses) of subsidiaries, net of tax	173	281	—	(454)	—
Net income (loss)	142	283	194	(454)	165
Less: Net income (loss) attributable to noncontrolling interest	—	—	23	—	23
Net income (loss) available to Voya Financial, Inc.	142	283	171	(454)	142
Less: Preferred stock dividends	—	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$142	$283	$171	$(454)	$142

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$14	$1	$2,485	$(9)	$2,491
Fee income	—	—	2,040	—	2,040
Premiums	—	—	1,622	—	1,622
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(21)	—	(21)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1	—	1
Net other-than-temporary impairments recognized in earnings	—	—	(22)	—	(22)
Other net realized capital gains (losses)	—	—	(325)	—	(325)
Total net realized capital gains (losses)	—	—	(347)	—	(347)
Other revenue	(4)	—	331	—	327
Income (loss) related to consolidated investment entities:
Net investment income	—	—	199	—	199
Total revenues	10	1	6,330	(9)	6,332
Benefits and expenses:
Policyholder benefits	—	—	2,290	—	2,290
Interest credited to contract owner account balances	—	—	1,156	—	1,156
Operating expenses	9	—	1,992	—	2,001
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	260	—	260
Interest expense	119	28	4	(9)	142
Operating expenses related to consolidated investment entities:
Interest expense	—	—	30	—	30
Other expense	—	—	5	—	5
Total benefits and expenses	128	28	5,737	(9)	5,884
Income (loss) from continuing operations before income taxes	(118)	(27)	593	—	448
Income tax expense (benefit)	(316)	(15)	401	—	70
Income (loss) from continuing operations	198	(12)	192	—	378
Income (loss) from discontinued operations, net of tax	—	—	457	—	457
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	198	(12)	649	—	835
Equity in earnings (losses) of subsidiaries, net of tax	556	1,368	—	(1,924)	—
Net income (loss)	754	1,356	649	(1,924)	835
Less: Net income (loss) attributable to noncontrolling interest	—	—	81	—	81
Net income (loss) available to Voya Financial, Inc.	754	1,356	568	(1,924)	754
Less: Preferred stock dividends	—	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$754	$1,356	$568	$(1,924)	$754

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$120	$116	$173	$(270)	$139
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	798	526	797	(1,323)	798
Other-than-temporary impairments	—	—	—	—	—
Pension and other postretirement benefits liability	(1)	—	(1)	1	(1)
Other comprehensive income (loss), before tax	797	526	796	(1,322)	797
Income tax expense (benefit) related to items of other comprehensive income (loss)	167	111	167	(278)	167
Other comprehensive income (loss), after tax	630	415	629	(1,044)	630
Comprehensive income (loss)	750	531	802	(1,314)	769
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	19	—	19
Comprehensive income (loss) attributable to Voya Financial, Inc.	$750	$531	$783	$(1,314)	$750

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$420	$243	$635	$(835)	$463
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	3,223	2,436	3,223	(5,659)	3,223
Other-than-temporary impairments	2	2	2	(4)	2
Pension and other postretirement benefits liability	(3)	(1)	(3)	4	(3)
Other comprehensive income (loss), before tax	3,222	2,437	3,222	(5,659)	3,222
Income tax expense (benefit) related to items of other comprehensive income (loss)	675	510	675	(1,185)	675
Other comprehensive income (loss), after tax	2,547	1,927	2,547	(4,474)	2,547
Comprehensive income (loss)	2,967	2,170	3,182	(5,309)	3,010
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	43	—	43
Comprehensive income (loss) attributable to Voya Financial, Inc.	$2,967	$2,170	$3,139	$(5,309)	$2,967

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$142	$283	$194	$(454)	$165
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(206)	(216)	(206)	422	(206)
Other-than-temporary impairments	—	1	—	(1)	—
Pension and other postretirement benefits liability	(4)	(1)	(4)	5	(4)
Other comprehensive income (loss), before tax	(210)	(216)	(210)	426	(210)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(44)	(18)	(43)	61	(44)
Other comprehensive income (loss), after tax	(166)	(198)	(167)	365	(166)
Comprehensive income (loss)	(24)	85	27	(89)	(1)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	23	—	23
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(24)	$85	$4	$(89)	$(24)

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$754	$1,356	$649	$(1,924)	$835
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(2,596)	(1,975)	(2,596)	4,571	(2,596)
Other-than-temporary impairments	30	29	30	(59)	30
Pension and other postretirement benefits liability	(10)	(3)	(10)	13	(10)
Other comprehensive income (loss), before tax	(2,576)	(1,949)	(2,576)	4,525	(2,576)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(650)	(379)	(649)	1,028	(650)
Other comprehensive income (loss), after tax	(1,926)	(1,570)	(1,927)	3,497	(1,926)
Comprehensive income (loss)	(1,172)	(214)	(1,278)	1,573	(1,091)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	81	—	81
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(1,172)	$(214)	$(1,359)	$1,573	$(1,172)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(91)	$425	$952	$(435)	$851
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	5,999	—	5,999
Equity securities	18	—	2	—	20
Mortgage loans on real estate	—	—	858	—	858
Limited partnerships/corporations	—	—	181	—	181
Acquisition of:
Fixed maturities	(5)	—	(6,227)	—	(6,232)
Equity securities	(27)	—	(3)	—	(30)
Mortgage loans on real estate	—	—	(508)	—	(508)
Limited partnerships/corporations	(4)	—	(367)	—	(371)
Short-term investments, net	—	—	23	—	23
Derivatives, net	—	—	35	—	35
Sales from consolidated investments entities	—	—	484	—	484
Purchases within consolidated investment entities	—	—	(1,120)	—	(1,120)
Maturity (issuance) of short-term intercompany loans, net	(157)	—	(125)	282	—
Return of capital contributions and dividends from subsidiaries	956	414	—	(1,370)	—
Capital contributions to subsidiaries	(3)	—	—	3	—
Collateral received (delivered), net	—	—	(55)	—	(55)
Other, net	—	—	(37)	—	(37)
Net cash used in investing activities - discontinued operations	—	(128)	—	—	(128)
Net cash provided by (used in) investing activities	778	286	(860)	(1,085)	(881)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Nine Months Ended September 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	4,686	—	4,686
Maturities and withdrawals from investment contracts	—	—	(4,724)	—	(4,724)
Settlements on deposit contracts	—	—	(6)	—	(6)
Repayment of debt with maturities of more than three months	(106)	—	—	—	(106)
Net proceeds from (repayments of) short-term intercompany loans	125	73	84	(282)	—
Return of capital contributions and dividends to parent	—	(786)	(1,019)	1,805	—
Contributions of capital from parent	—	—	3	(3)	—
Borrowings of consolidated investment entities	—	—	853	—	853
Repayments of borrowings of consolidated investment entities	—	—	(726)	—	(726)
Contributions from (distributions to) participants in consolidated investment entities	—	—	598	—	598
Proceeds from issuance of common stock, net	3	—	—	—	3
Proceeds from issuance of preferred stock, net	293	—	—	—	293
Share-based compensation	(17)	—	—	—	(17)
Common stock acquired - Share repurchase	(936)	—	—	—	(936)
Dividends paid on common stock	(23)	—	—	—	(23)
Dividends paid on preferred stock	(24)	—	—	—	(24)
Principal payments for financing leases	—	—	(3)	—	(3)
Net cash (used in) provided by financing activities	(685)	(713)	(254)	1,520	(132)
Net increase (decrease) in cash and cash equivalents	2	(2)	(162)	—	(162)
Cash and cash equivalents, beginning of period	209	2	1,327	—	1,538
Cash and cash equivalents, end of period	$211	$—	$1,165	$—	$1,376

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Nine Months Ended September 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	4,327	—	4,327
Maturities and withdrawals from investment contracts	—	—	(4,197)	—	(4,197)
Proceeds from issuance of debt with maturities of more than three months	350	—	—	—	350
Repayment of debt with maturities of more than three months	(337)	(13)	—	—	(350)
Debt issuance costs	(6)	—	—	—	(6)
Net (repayments of) proceeds from short-term intercompany loans	(418)	(68)	(60)	546	—
Return of capital contributions and dividends to parent	—	(638)	(1,017)	1,655	—
Contributions of capital from parent	—	—	45	(45)	—
Borrowings of consolidated investment entities	—	—	588	—	588
Repayments of borrowings of consolidated investment entities	—	—	(543)	—	(543)
Contributions from (distributions to) participants in consolidated investment entities, net	—	—	(126)	—	(126)
Proceeds from issuance of common stock, net	3	—	—	—	3
Proceeds from issuance of preferred stock, net	319	—	—	—	319
Share-based compensation	(13)	—	—	—	(13)
Common stock acquired - Share repurchase	(750)	—	—	—	(750)
Dividends paid on common stock	(5)	—	—	—	(5)
Net cash used in financing activities - discontinued operations	—	—	(1,209)	—	(1,209)
Net cash (used in) provided by financing activities	(857)	(719)	(2,192)	2,156	(1,612)
Net increase (decrease) in cash and cash equivalents	609	1	(537)	—	73
Cash and cash equivalents, beginning of period	244	1	1,471	—	1,716
Cash and cash equivalents, end of period	$853	$2	$934	$—	$1,789

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 and financial condition as of September 30, 2019 and December 31, 2018. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report on Form 10-K").

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

The following represents segment percentage contributions to total Adjusted operating revenues and Adjusted operating earnings before income taxes for the nine months ended September 30, 2019:

	September 30, 2019
percent of total	Adjusted Operating Revenues	Adjusted Operating Earnings before Income Taxes
Retirement	32.5%	71.4%
Investment Management	7.7%	20.3%
Employee Benefits	24.7%	24.1%
Individual Life	31.1%	10.4%
Corporate	4.0%	(26.2)%

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

During 2019, we settled the outstanding purchase price true-up amounts with VA Capital. We do not anticipate further material charges in connection with the 2018 Transaction. Income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2019 includes a $82 charge related to the purchase price true-up settlement in connection with the 2018 Transaction.

The following table summarizes the components of Income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
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
Interest Rates
In the third quarter of 2019, interest rates declined significantly in a continuation of a trend that has persisted through much of the first half of 2019. Intermediate parts of the yield curve inverted - with some intermediate Treasury maturities offering lower yields than shorter-dated maturities - as the market prices in lower future monetary policy rates. On July 31, 2019, the Federal Reserve lowered its key policy rate by 25 basis points, the first Federal Funds rate cut since 2008. The Federal Reserve followed up with a second rate cut of 25 basis points on September 18th, 2019. Lower rates in the United States were consistent with trends in global markets, presumably reflecting expectations for lower global growth and subdued inflationary pressures.
The interest rate environment will continue to influence our business and financial performance for several reasons, including the following:

•
Our continuing business general account investment portfolio, which was approximately $67.4 billion as of September 30, 2019, consists predominantly of fixed income investments and had an annualized earned yield of approximately 5.1% in the third quarter of 2019, inclusive of alternative and prepayment income. In the near term and absent a material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. While our continuing business general account investment portfolio is predominantly comprised of fixed rate investments acquired to back our fixed rate liabilities, our general account also includes a small amount of securities with an earned yield that fluctuates with changes in short-term interest rates.

99

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

Further changes in interest rates, whether positive or negative, would likely have modest effects on our future Adjusted operating earnings. For example, we estimate that a 100 basis point increase or decrease in rates, as compared to rates prevailing at the start of the current fiscal year, over the next three years would generally increase or decrease our Adjusted operating earnings by approximately 2-4% in future periods, with the impacts increasing from the lower to the higher end of the range the longer the rate change persists.

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

The Organizational Restructuring initiatives described above have resulted in recognition of severance and organizational transition costs and are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. For the three and nine months ended September 30, 2019, we incurred Organizational Restructuring expenses of $26 million and $164 million, respectively, of severance and organizational transition costs associated with continuing operations. For the three and nine months ended September 30, 2018, we incurred Organizational Restructuring expenses of $13 million and $25 million, respectively, of severance and organizational transition costs associated with continuing operations.

In addition to the restructuring costs incurred above, the anticipated reduction in employees from the execution of the initiatives described above triggered an immaterial curtailment loss and related re-measurement gain of our qualified defined benefit pension plan as of January 31, 2019, which was recorded during the first quarter of 2019.

Including the expense of $164 million for the nine months ended September 30, 2019, the aggregate amount of Organizational Restructuring expenses we expect to incur is in the range of $200 to $300 million. We anticipate that these costs, which will include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs, will occur at least through the end of 2020.

Restructuring expenses that were directly related to the preparation for and execution of the 2018 Transaction are included in Income (loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2019, we did not incur any Organizational Restructuring expenses associated with discontinued operations as a result of the 2018 Transaction. For the three and nine months ended September 30, 2018, we incurred Organizational Restructuring expenses as a result of the 2018 Transaction of $0 million and $6 million, respectively, of severance and organizational transition costs, which are reflected in discontinued operations.

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

For the three and nine months ended September 30, 2019, the total of all initiatives in the 2016 Restructuring program resulted in restructuring expenses of $2 million and $8 million, respectively, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but are excluded from Adjusted operating earnings before income taxes. For the three and nine months ended September 30, 2018, these initiatives resulted in restructuring expenses of $10 million and $27 million, respectively, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but are excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of our segments.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Revenues:
Net investment income	$853	$855	$2,548	$2,491
Fee income	692	704	2,019	2,040
Premiums	571	550	1,738	1,622
Net realized capital gains (losses)	(15)	(46)	52	(347)
Other revenue	93	127	308	327
Income related to consolidated investment entities	43	62	115	199
Total revenues	2,237	2,252	6,780	6,332
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,259	1,268	3,677	3,446
Operating expenses	641	656	2,030	2,001
Net amortization of Deferred policy acquisition costs and Value of business acquired	134	86	286	260
Interest expense	51	47	135	142
Operating expenses related to consolidated investment entities	9	9	34	35
Total benefits and expenses	2,094	2,066	6,162	5,884
Income from continuing operations before income taxes	143	186	618	448
Income tax expense	4	21	73	70
Income from continuing operations	139	165	545	378
Income (loss) from discontinued operations, net of tax	—	—	(82)	457
Net Income	139	165	463	835
Less: Net income attributable to noncontrolling interest	19	23	43	81
Less: Preferred stock dividends	14	—	24	—
Net income (loss) available to our common shareholders	$106	$142	$396	$754

The following table presents information about our Operating expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Operating expenses:
Commissions	$165	$168	$543	$505
General and administrative expenses:
Net actuarial (gains)/losses related to pension and other postretirement benefit obligations	—	—	(66)	—
Restructuring expenses	28	23	172	52
Other general and administrative expenses	471	517	1,534	1,598
Total general and administrative expenses	499	540	1,640	1,650
Total operating expenses, before DAC/VOBA deferrals	664	708	2,183	2,155
DAC/VOBA deferrals	(23)	(52)	(153)	(154)
Total operating expenses	$641	$656	$2,030	$2,001

The following table presents AUM and AUA as of the dates indicated:

	As of September 30,
($ in millions)	2019	2018
AUM and AUA:
Retirement(2)	$407,810	$434,862
Investment Management	267,293	259,405
Employee Benefits	1,911	1,838
Individual Life	15,521	15,728
Eliminations/Other	(124,228)	(121,145)
Total AUM and AUA(1)(2)	$568,307	$590,688

AUM	310,367	298,093
AUA(2)	257,940	292,595
Total AUM and AUA(1)(2)	$568,307	$590,688
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

The following table presents a reconciliation of Income (loss) from continuing operations to Adjusted operating earnings before income taxes and the relative contributions of each segment to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Income from continuing operations before income taxes	$143	$186	$618	$448
Less Adjustments(1):
Net investment gains (losses) and related charges and adjustments	17	11	95	(90)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(19)	14	(30)	2
Income (Loss) related to businesses exited through reinsurance or divestment	27	—	8	(53)
Income attributable to noncontrolling interest	19	23	43	81
Income (loss) related to early extinguishment of debt	(12)	—	(12)	(3)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	—	66	—
Dividend payments made to preferred shareholders	14	—	24	—
Other adjustments	(28)	(25)	(173)	(53)
Total adjustments to income (loss) from continuing operations before income taxes	$18	$23	$21	$(116)

Adjusted operating earnings before income taxes by segment:
Retirement	$117	$253	$426	$531
Investment Management	46	48	121	161
Employee Benefits	57	50	144	117
Individual Life	(33)	(134)	62	(76)
Corporate	(62)	(54)	(156)	(169)
Total adjusted operating earnings before income taxes	$125	$163	$597	$564
(1) Refer to the Segments Note to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of these items.

The following table presents a reconciliation of Total revenues to Adjusted operating revenues and the relative contributions of each segment to Adjusted operating revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Total revenues	$2,237	$2,252	$6,780	$6,332
Adjustments(1):
Net realized investment gains (losses) and related charges and adjustments	22	—	83	(122)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(12)	12	(19)	9
Revenues related to businesses exited through reinsurance or divestment	50	22	202	(36)
Revenues attributable to noncontrolling interest	29	34	77	116
Other adjustments	86	76	257	201
Total adjustments to revenues	$175	$144	$600	$168

Adjusted operating revenues by segment:
Retirement	$675	$705	$2,011	$2,037
Investment Management	167	168	478	524
Employee Benefits	503	469	1,526	1,382
Individual Life	653	660	1,922	1,932
Corporate	64	106	243	289
Total adjusted operating revenues	$2,062	$2,108	$6,180	$6,164
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

The following table presents the adjustment to Income (loss) from continuing operations before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Other-than-temporary impairments	$(3)	$(7)	$(39)	$(21)
CMO-B fair value adjustments(1)	24	(17)	85	(93)
Gains (losses) on the sale of securities	12	13	36	(21)
Other, including changes in the fair value of derivatives	(15)	18	10	22
Total investment gains (losses)	18	7	92	(113)
Net amortization of DAC/VOBA and other intangibles on above	(1)	4	3	23
Net investment gains (losses)	$17	$11	$95	$(90)
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

The following table presents the adjustment to Income (loss) from continuing operations before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Gain (loss), excluding nonperformance risk	$(25)	$21	$(37)	$10
Gain (loss) due to nonperformance risk	6	(7)	7	(8)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	(19)	14	(30)	2
Net amortization of DAC/VOBA and sales inducements	—	—	—	—
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$(19)	$14	$(30)	$2

The following table presents DAC/VOBA and other intangibles unlocking, including unlocking related to the GMIR initiative, and annual review of the assumptions, included in Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
DAC/VOBA and other intangibles unlocking(1) (2)	$(116)	$(144)	$(116)	$(243)
(1) DAC/VOBA and other intangibles unlocking is included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.
(2) Includes unfavorable unlocking of $43 million and $51 million for the three and nine months ended September, 30 2018, respectively, associated with the GMIR initiative. See our Annual Report on Form 10-K for further information.

During the third quarter of 2019, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting a net unfavorable impact to Adjusted operating earnings before income taxes of $98 million in the current period, compared to a net unfavorable impact of $153 million in the prior period. The unlocking in third quarter 2019 was driven principally by a reduction in the long-term interest rate of 50 basis points and updates to our Individual Life business assumptions including higher than expected persistency at older ages, lower net margins and refinements to our policyholder behavior assumptions. The unlocking in the third quarter 2018 was driven principally by increases in reinsurance rate assumptions in our Individual Life business and the unfavorable adjustment of the GMIR initiative partially offset by favorable changes in equity market assumptions in our Retirement business. For information about the impacts of the annual review of assumptions on DAC/VOBA and other intangibles and Adjusted operating earnings before income taxes related to our segments, see Results of Operations - Segment by Segment in Part I, Item 2. of this Quarterly Report on Form 10-Q.

The following table presents the impact on segment Adjusted operating earnings before income taxes of the annual assumption updates for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2019	2018
Retirement	$(25)	$48
Employee Benefits	—	1
Individual Life	(72)	(207)
Corporate	(1)	5
Total	$(98)	$(153)

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

Consolidated - Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net Income (Loss)

Net investment income decreased $2 million from $855 million to $853 million primarily due to:

•	lower alternative investment income in the current period primarily driven by the impact of equity market performance; and

•	lower prepayment fee income.

The decrease was partially offset by:

•	the impact of the current interest rate environment on fair value adjustments; and

•	growth in general account assets in our Retirement segment.

Fee income decreased $12 million from $704 million to $692 million primarily due to:

•	unfavorable amortization of unearned revenue partially offset by a favorable variance driven by annual assumption updates in our Individual Life segment; and

•	unfavorable amortization of unearned revenue reserve due to higher gross profits in our Employee Benefits segment.

Premiums increased $21 million from $550 million to $571 million primarily due to:

•	higher premiums driven by growth of the voluntary blocks, stop loss and group life business in our Employee Benefits segment.

The increase was partially offset by:

•
lower considerations of life contingent contracts resulting in lower Premiums which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders in Retained Business in our Corporate segment; and

•	a decline in term premiums in our Individual Life segment due to discontinued sales.

Net realized capital gains (losses) increased $31 million from a loss of $46 million to a loss of $15 million primarily due to:

•
favorable impact of market value changes associated with business reinsured, which are partially offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders; and

•	higher Net investment gains and related charges and adjustments primarily due to interest rate and equity market movements, discussed below.

The increase was partially offset by:

•	unfavorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements partially offset by gain due to nonperformance risk.

Other revenue decreased $34 million from $127 million to $93 million primarily due to:

•	revised projection of the deferred loss amortization associated with a closed block of business;

•	unfavorable market value adjustments on separate accounts in our Retirement segment;

•	lower revenue from transition services agreements; and

•	lower broker-dealer revenues in our Retirement segment.

Interest credited and other benefits to contract owners/policyholders decreased $9 million from $1,268 million to $1,259 million primarily due to:

•
lower net unfavorable unlocking due to the impact of higher reinsurance costs on prospective unlocking in the prior period, partially offset by unfavorable mortality experience, net of reserve changes and unlocking impact in our Individual Life segment.

The decrease was partially offset by:

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which are partially offset by a corresponding amount in Net realized capital gains (losses); and

•	growth on stop loss and group life in our Employee Benefits segment.

Operating expenses decreased $15 million from $656 million to $641 million primarily due to:

•	litigation recovery related to a divested business;

•	lower Stranded Costs; and

•	higher expenses related to net compensation adjustments in the prior period.

The decrease was partially offset by:

•	an increase in growth based expenses in our Retirement and Employee Benefits segments, partially offset by lower expenses in our Individual Life segment due to ceasing new business sales.

Net amortization of DAC/VOBA increased $48 million from $86 million to $134 million primarily due to:

•	higher unfavorable impact of annual assumption updates. For more information refer to Results of Operations - Segment by Segment in Part I, Item 2. of this Quarterly Report on Form 10-Q.

The increase was partially offset by:

•
favorable DAC/VOBA and other intangibles unlocking due to the net impact of lower gross profits on amortization and one-time items partially offset by unlocking from mortality experience in our Individual Life segment.

Income from continuing operations before income taxes decreased $43 million from $186 million to a $143 million primarily due to:

•	lower Adjusted operating earnings before income taxes, discussed below; and

•	unfavorable changes in Net guaranteed benefit hedging gains (loss) and related charges and adjustments primarily due to changes in interest rates, discussed below.

The decrease was partially offset by:

•	Gain related to business exited through reinsurance or divestment, discussed below.

Income tax expense decreased $17 million from $21 million to $4 million primarily due to:

•	tax credits;

•	a decrease in income before income taxes; and

•	nondeductible executive compensation in 2018 that did not recur in 2019.

The decrease was partially offset by:

•	a change in valuation allowance;

•	a change in the dividends received deduction ("DRD"); and

•	a change in noncontrolling interest.

Adjusted operating Earnings before Income Taxes

Adjusted operating earnings before income taxes decreased $38 million from $163 million to $125 million primarily due to:

•	unfavorable DAC/VOBA unlocking due to annual assumption updates as described above in our Retirement segment;

•	higher expenses primarily resulting from business growth in our Retirement and Employee Benefits segments;

•	higher benefits incurred due to growth in business partially offset by lower overall loss ratios in our Employee Benefits segments;

•	a decrease in alternative investment income and prepayment fee income;

•
lower underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by adverse net mortality due to higher severity on the combined interest and non-interest sensitive blocks in our Individual Life segment;

•	preferred stock dividend payments in the current year partially offset by lower interest expense as we converted debt to equity instruments during the fourth quarter of 2018; and

•	residual activity from Retained Business, which will have volatility due to the nature of the block.

The decrease was partially offset by:

•	lower net unfavorable DAC/VOBA and other intangibles unlocking due to prospective assumption updates related to changes in reinsurance in the prior period in our Individual Life segment;

•	higher premiums driven by growth of the voluntary blocks, stop loss and group life business in our Employee Benefits segment; and

•	lower Stranded costs.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

Net investment gains (losses) and related charges and adjustments increased $6 million from a gain of $11 million to a gain of $17 million due to:

•	favorable changes in CMO-B fair value adjustments as a result of equity market and interest rate movements; and

•	lower impairments in the current period.

The increase was partially offset by:

•	unfavorable changes in the fair value of derivatives in the current period; and

•	unfavorable amortization of DAC/VOBA and sales inducements in the current period.

Net guaranteed benefit hedging gains losses and related charges and adjustments decreased $33 million from a gain of $14 million to a loss of $19 million primarily due to:

•	unfavorable changes in fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of changes in interest rates.

The decrease was partially offset by:

•	gains due to nonperformance risk.

Income (loss) related to businesses exited through reinsurance or divestment increased $27 million from $0 million to a gain of $27 million primarily due to:

•	a litigation recovery related to a divested business in the current period.

The increase was partially offset by:

•	unfavorable market value changes in assets and liabilities associated with business reinsured in the current period.

Loss related to early extinguishment of debt increased $12 million primarily due to:

•
losses in connection with repurchased and restructured debt in the current period. See Liquidity and Capital Resources - in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Other adjustments to operating earnings changed $3 million from a loss of $25 million to a loss of $28 million primarily due to:

•	higher costs recorded in the current period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Consolidated - Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net Income (Loss)

Net investment income increased $57 million from $2,491 million to $2,548 million primarily due to:

•	the impact of the current interest rate environment on fair value adjustments;

•	growth in general account assets in our Retirement segment; and

•	higher prepayment fee income.

This increase was partially offset by:

•	lower alternative investment income in the current period primarily driven by the impact of equity market performance.

Fee income decreased $21 million from $2,040 million to $2,019 million primarily due to:

•	margin rate compression and change in business mix in our Retirement segment; and

•	lower management and administrative fees earned in our Investment Management segment due to lower average general account AUM driven by the impact of the 2018 Transaction.

Premiums increased $116 million from $1,622 million to $1,738 million primarily due to:

•	higher premiums driven by growth of the stop loss, voluntary blocks and group life business in our Employee Benefits segment.

The increase was partially offset by:

•	a decline in term premiums in our Individual Life segment due to discontinued sales; and

•
lower considerations of life contingent contracts resulting in lower Premiums which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders in Retained Business in our Corporate segment.

Net realized capital gains (losses) increased $399 million from a loss of $347 million to a gain of $52 million primarily due to:

•	gains from market value changes associated with business reinsured, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders; and

•	higher Net investment gains and related charges and adjustments primarily due to interest rate and equity market movements, discussed below.

The increase was partially offset by:

•	unfavorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements partially offset by gain due to nonperformance risk.

Other revenue decreased $19 million from $327 million to $308 million primarily due to:

•	revised projection of the deferred loss amortization associated with a closed block of business; and

•	lower broker-dealer revenues in our Retirement segment.

The decrease was partially offset by:

•	higher revenue resulting from transition services agreements.

Interest credited and other benefits to contract owners/policyholders increased $231 million from $3,446 million to $3,677 million primarily due to:

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which are partially offset by a corresponding amount in Net realized capital gains (losses); and

•	growth on stop loss, voluntary blocks and group life business in our Employee Benefits segment.

The increase was partially offset by:

•
lower net unfavorable unlocking due to the impact of higher reinsurance costs on prospective unlocking in the prior period, partially offset by unfavorable mortality experience, net of reserve changes and unlocking impact in our Individual Life segment; and

•	lower considerations of life contingent contracts resulting in lower benefits which corresponds to a decrease in Premiums in the Retained Business in our Corporate segment.

Operating expenses increased $29 million from $2,001 million to $2,030 million primarily due to:

•	higher restructuring charges in the current period;

•	an increase in growth based expenses in our Retirement and Employee Benefit segments, partially offset by lower expenses in our Individual Life segment due to ceasing new business sales; and

•	higher litigation reserves in our Retirement segment.

The increase was partially offset by:

•	litigation recovery related to a divested business in the current period;

•	net actuarial gain related to our pension and other postretirement benefit obligations;

•	lower Stranded Costs; and

•	lower expenses related to net compensation adjustments.

Net amortization of DAC/VOBA increased $26 million from $260 million to $286 million primarily due to:

•	a higher net unfavorable impact of annual assumption updates. For more information refer to Results of Operations - Segment by Segment in Part I, Item 2. of this Quarterly Report on Form 10-Q.

•	favorable amortization in the prior period due to net investment losses; and

•	net unfavorable amortization on our business reinsured.

The increase was partially offset by:

•
unfavorable unlocking in the prior period driven by an update to the assumptions related to the GMIR initiatives in our Retirement segment. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information; and

•	higher unlocking in the prior period driven by unfavorable mortality partially offset by higher amortization in the current period on the interest sensitive block, in our Individual Life segment.

Income from continuing operations before income taxes increased $170 million from $448 million to $618 million primarily due to:

•	higher Net investment gains and related charges and adjustments, discussed below;

•	Immediate recognition of net actuarial gain related to pension plan adjustments and curtailments, discussed below;

•	Income on business exited through reinsurance or divestment, discussed below; and

•	higher Adjusted operating earnings before income taxes, discussed below.

The increase was partially offset by:

•	unfavorable changes in Other adjustments due to higher restructuring charges in the current period;

•	lower Income attributable to noncontrolling interest; and

•	unfavorable changes in Net guaranteed benefit hedging gains (loss) and related charges and adjustments primarily due to changes in interest rates, discussed below.

Income tax expense increased $3 million from $70 million to $73 million primarily due to:

•	an increase in income before income taxes;

•	a change in the valuation allowance; and

•	a change in noncontrolling interest.

The increase was partially offset by:

•	tax credits;

•	AMT sequestration in 2018 that did not recur in 2019;

•	a change in the DRD; and

•	nondeductible executive compensation in 2018 that did not recur in 2019.

Income from discontinued operations, net of tax changed $539 million from a gain of $457 million to a loss of $82 million primarily due to:

•	Adjustment to loss on sale, net of tax excluding costs to sell made in the current period.

Adjusted operating Earnings before Income Taxes

Adjusted operating earnings before income taxes increased $33 million from $564 million to $597 million primarily due to:

•	lower net unfavorable DAC/VOBA and other intangibles unlocking due to prospective assumption updates related to changes in reinsurance in the prior period in our Individual Life segment;

•	higher premiums driven by growth of the stop loss, voluntary blocks and group life business in our Employee Benefits segment; and

•	lower Stranded costs.

The increase was partially offset by:

•	higher expenses primarily resulting from business growth in our Retirement and Employee Benefits segments;

•	higher benefits incurred in stop loss, voluntary blocks and group life business due primarily to growth in business in our Employee Benefits segments;

•
lower underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by adverse net mortality in the combined interest and non-interest sensitive blocks in our Individual Life segment;

•	residual activity from Retained Business, which will have volatility due to the nature of the block;

•	unfavorable DAC/VOBA unlocking due to annual assumption updates in our Retirement segment; and

•	lower alternative investment income.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

Net investment losses and related charges and adjustments changed $185 million from a loss of $90 million to a gain of $95 million primarily due to:

•	favorable changes in CMO-B fair value adjustments as a result of equity market and interest rate movements; and

•	gains on the sale of securities in the current period.

The increase was partially offset by:

•	lower favorable amortization of DAC/VOBA and sales inducements;

•	higher impairments; and

•	lower favorable changes in the fair value of derivatives.

Net guaranteed benefit hedging gains and related charges and adjustments decreased $32 million from a gain of $2 million to a loss of $30 million primarily due to:

•	unfavorable changes in fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of changes in interest rates.

The decrease was partially offset by:

•	gains due to nonperformance risk in the current period.

Loss related to businesses exited through reinsurance or divestment decreased $61 million from a loss of $53 million to a gain of $8 million primarily due to:

•	a litigation recovery related to a divested business in the current period.

The decrease was partially offset by:

•	unfavorable market value changes in assets and liabilities associated with business reinsured in the current period.

Immediate recognition of net actuarial gains related to pension and other postretirement benefit obligations and gains from plan adjustments and curtailments changed $66 million due to the remeasurement of the pension plan as a result of a curtailment.

Loss related to early extinguishment of debt increased $9 million to $12 million primarily due to:

•
losses in connection with repurchased and restructured debt in the current period. See Liquidity and Capital Resources - in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Other adjustments to operating earnings changed $120 million from a loss of $53 million to a loss of $173 million primarily due to:

•	higher costs recorded in the current period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Results of Operations - Segment by Segment

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$437	$457	$1,301	$1,310
Fee income	218	215	628	637
Premiums	(1)	—	4	6
Other revenue	21	33	78	84
Total adjusted operating revenues	675	705	2,011	2,037
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	238	240	707	716
Operating expenses	267	233	783	718
Net amortization of DAC/VOBA	53	(21)	95	72
Total operating benefits and expenses	558	452	1,585	1,506
Adjusted operating earnings before income taxes(1)	$117	$253	$426	$531
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following table presents DAC/VOBA and other intangibles unlocking, including unlocking related to the GMIR initiative, and annual review of the assumptions, included in Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
DAC/VOBA and other intangibles unlocking(1)	$(29)	$50	$(20)	$12
(1) Includes unfavorable unlocking of $43 million and $51 million for the three and nine months ended September 30, 2018, respectively, associated with the GMIR initiative.

The DAC/VOBA and other intangibles unlocking in the table above includes the net impact of the annual review of the assumptions, completed in the third quarter 2019 and 2018, of $(25) million and $48 million, respectively, which was included in Net amortization of DAC/VOBA. The net unfavorable unlocking in 2019 reflects impacts related to our reduction in the long-term interest rate of 50 basis points and lower net margins. The net favorable unlocking in 2018 reflects changes in equity market assumptions partially offset by an unfavorable adjustment related to the GMIR initiatives.

Starting first quarter of 2019, Assets Under Advisement are presented in AUA, which includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets. Prior period information have been revised to conform to current period presentation.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of September 30,
($ in millions)	2019	2018
Corporate markets	$68,892	$64,380
Tax-exempt markets	66,636	64,261
Total full service plans	135,528	128,641
Stable value(1) and pension risk transfer	10,630	12,005
Retail wealth management	10,273	9,948
Total AUM	156,431	150,593
AUA	251,379	284,269
Total AUM and AUA	$407,810	$434,862
(1) Where Voya is the Investment Manager. Stable Value assets move from AUM to AUA when Voya no longer serves as Investment Manager but continues to provide a book value guarantee.

	As of September 30,
($ in millions)	2019	2018
General Account	$32,928	$32,468
Separate Account	73,358	73,119
Mutual Fund/Institutional Funds	50,145	45,006
AUA	251,379	284,269
Total AUM and AUA	$407,810	$434,862

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Balance as of beginning of period	$154,421	$145,915	$139,133	$138,191
Transfer / Adjustment(1)	—	—	—	6,212
Deposits	5,468	4,672	15,583	13,631
Surrenders, benefits and product charges	(4,287)	(4,156)	(14,530)	(13,611)
Net flows	1,181	516	1,053	20
Interest credited and investment performance	829	4,162	16,245	6,170
Balance as of end of period	$156,431	$150,593	$156,431	$150,593
(1) Reflects investment-only products which were transferred from Corporate effective January 1, 2018 and an adjustment in the three months ended June 30, 2018 to include certain Stable Value assets previously reported as AUA.

Retirement - Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Adjusted operating earnings before income taxes decreased $136 million from $253 million to $117 million primarily due to:

•	unfavorable DAC/VOBA unlocking due to annual assumption updates as described above;

•	higher expenses primarily resulting from the write-off of previously deferred expenses related to policy acquisition costs, higher pension costs and business growth; and

•	lower alternative asset income.

Retirement - Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Adjusted operating earnings before income taxes decreased $105 million from $531 million to $426 million primarily due to:

•	higher expenses primarily resulting from the write-off of previously deferred expenses related to policy acquisition costs and business growth;

•	unfavorable DAC/VOBA unlocking due to annual assumption updates; and

•	lower alternative asset income.

The decrease was partially offset by:

•	higher investment spread income.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$5	$8	$10	$24
Fee income	158	157	455	483
Other revenue	4	3	13	17
Total adjusted operating revenues	167	168	478	524
Operating benefits and expenses:
Operating expenses	121	120	357	363
Total operating benefits and expenses	121	120	357	363
Adjusted operating earnings before income taxes	$46	$48	$121	$161

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Investment Management intersegment revenues	$29	$29	$89	$111

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of September 30,
($ in millions)	2019	2018
Assets under Management
External clients:
Investment Management sourced	$96,662	$89,208
Affiliate sourced(1)	37,247	38,170
Variable annuities(2)	27,017	27,175
Total external clients	160,926	154,553
General account	56,336	55,862
Total AUM	217,262	210,415
Assets under Administration(3)	50,031	48,990
Total AUM and AUA	$267,293	$259,405
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Reflects AUM associated with the businesses divested as part of the 2018 Transaction.
(3) AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Net Flows:
Investment Management sourced	$1,307	$953	$3,165	$2,161
Affiliate sourced	(184)	48	(1,239)	(868)
Variable annuities(1)	(621)	(600)	(1,787)	(1,941)
Sub-advisor replacements(2)	219	76	1,116	76
Total	$721	$477	$1,255	$(572)
(1) Reflects net flows associated with the businesses divested as part of the 2018 Transaction.
(2) Reflects net flows mainly associated with outside managed funds.

Investment Management - Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Adjusted operating earnings before income taxes decreased $2 million from $48 million to $46 million primarily due to:

•	lower investment capital returns; and

•	higher operating expenses due primarily to higher non-volume expenses partially offset by lower volume related expenses.

Investment Management - Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Adjusted operating earnings before income taxes decreased $40 million from $161 million to $121 million primarily due to:

•	lower average general account AUM driven by the impact of the 2018 Transaction;

•	lower investment capital returns;

•	lower Other revenue primarily due to higher performance and production fees earned in the prior period.

The decrease was partially offset by:

•	lower operating expenses.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$29	$31	$84	$86
Fee income	16	22	48	53
Premiums	460	418	1,399	1,247
Other revenue	(2)	(2)	(5)	(4)
Total adjusted operating revenues	503	469	1,526	1,382
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	341	323	1,066	984
Operating expenses	101	88	303	266
Net amortization of DAC/VOBA	4	8	13	15
Total operating benefits and expenses	446	419	1,382	1,265
Adjusted operating earnings before income taxes(1)	$57	$50	$144	$117
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

In the third quarter of 2019, the net impact of annual review of assumptions was not material. In the third quarter of 2018, the net favorable impact of annual review of assumptions was $1 million, of which $7 million favorable impact in Fee income was offset by $6 million unfavorable impact in Net amortization of DAC/VOBA.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Sales by Product Line:
Group life and Disability	$7	$12	$124	$84
Stop loss	25	36	270	230
Total group products	32	48	394	314
Voluntary products	6	9	106	84
Total sales by product line	$38	$57	$500	$398

Total gross premiums and deposits	$515	$468	$1,568	$1,399

Group life and Disability	$715	$654	$715	$654
Stop loss	1,037	953	1,037	953
Voluntary	392	309	392	309
Total annualized in-force premiums	$2,144	$1,916	$2,144	$1,916

Loss Ratios:
Group life (interest adjusted)	76.3%	78.6%	76.7%	79.8%
Stop loss	78.6%	77.0%	78.8%	79.6%
Total Loss Ratio(1)	71.0%	73.1%	71.0%	73.1%
(1) Total Loss Ration is presented on a trailing twelve month basis.

Employee Benefits - Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Adjusted operating earnings before income taxes increased $7 million from $50 million to $57 million primarily due to:

•	higher premiums driven by growth of the stop loss, voluntary blocks and group life business; and

The increase was partially offset by:

•	higher benefits incurred due to growth in business partially offset by lower overall loss ratios; and

•	higher distribution expenses and commissions to support business growth.

Employee Benefits - Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Adjusted Operating earnings before income taxes increased $27 million from $117 million to $144 million primarily due to:

•	higher premiums driven by growth of the stop loss, voluntary blocks and group life business; and

•	favorable true-ups of $6 million, in the current period, related to certain reserves, commission accruals and deferrals.

The increase was partially offset by:

•	higher benefits incurred due to growth in business partially offset by lower loss ratios; and

•	higher distribution expenses and commissions to support business growth.

Individual Life

The following table presents Adjusted operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$232	$230	$687	$673
Fee income	317	320	932	934
Premiums	101	106	293	314
Other revenue	3	4	10	11
Total adjusted operating revenues	653	660	1,922	1,932
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	550	628	1,501	1,612
Operating expenses	62	68	193	208
Net amortization of DAC/VOBA	74	98	166	188
Total operating benefits and expenses	686	794	1,860	2,008
Adjusted operating earnings before income taxes(1)	$(33)	$(134)	$62	$(76)
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following table presents DAC/VOBA and other intangibles unlocking, including unlocking related to the annual review of the assumptions, included in Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
DAC/VOBA and other intangibles unlocking	$(88)	$(200)	$(97)	$(260)

The DAC/VOBA and other intangibles unlocking in the tables above include the net unfavorable impact of the annual review of the assumptions, completed in the third quarter 2019 and 2018, of $72 million and $207 million, respectively. The net unfavorable unlocking in 2019 was driven by a reduction in the long-term interest rate of 50 basis points, higher than expected persistency at older ages, lower net margins and refinements to our policyholder behavior assumptions. The net unfavorable unlocking in 2018 was driven primarily by reinsurer rate increases.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2019	2018
Fee income	$20	$14
Interest credited and other benefits to contract owners/policyholders	(41)	(170)
Net amortization of DAC/VOBA	(51)	(51)
Total	$(72)	$(207)

The following table presents gross premiums and in-force policy count for our Individual Life segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Total gross premiums(1)	$423	$450	$1,311	$1,343
End of period:
In-force face amount(1)	$320,417	$310,132	$320,417	$310,132
In-force policy count(1)	772,686	784,882	772,686	784,882
(1) Effective 2019, we have ceased sales of our Individual Life products.

Individual Life - Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Adjusted operating earnings before income taxes increased $101 million from a loss of $134 million to a loss of $33 million primarily due to:

•	lower net unfavorable DAC/VOBA and other intangibles unlocking due to prospective assumption updates related to changes in reinsurance in the prior period which did not recur; and

•	lower operating expenses.

The increase was partially offset by:

•
lower underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by adverse net mortality due to higher severity on the combined interest and non-interest sensitive blocks.

Individual Life - Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Adjusted operating earnings before income taxes increased $138 million from a loss of $76 million to a gain of $62 million primarily due to:

•	lower net unfavorable DAC/VOBA and other intangibles unlocking due to prospective assumption updates related to changes in reinsurance in the prior period which did not recur;

•	higher net investment income primarily due to higher alternative investment income and prepayment fee income; and

•	lower operating expenses.

The increase was partially offset by:

•	lower underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by adverse net mortality in the combined interest and non-interest sensitive block.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$32	$57	$140	$187
Fee income	9	12	29	33
Premiums	11	23	39	49
Other revenue	12	14	35	20
Total adjusted operating revenues	64	106	243	289
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	42	69	145	164
Operating expenses	23	48	90	149
Net amortization of DAC/VOBA	2	(2)	6	3
Interest expense	59	45	158	142
Total operating benefits and expenses	126	160	399	458
Adjusted operating earnings before income taxes	$(62)	$(54)	$(156)	$(169)

The following table presents information about our Operating expenses of Corporate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Amortization of intangibles	$9	$9	$26	$27
Other(1)	14	39	64	122
Total Operating expenses	$23	$48	$90	$149
(1) Includes expense from corporate operations, Retained Business and other closed blocks, and expense not allocated to our segments, including Stranded Costs.

Corporate - Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Adjusted operating earnings before income taxes decreased $8 million from a loss of $54 million to a loss of $62 million primarily related to:

•	preferred stock dividend payments in the current year partially offset by lower interest expense as we converted debt to equity instruments during the fourth quarter of 2018;

•	residual activity from Retained Business, which will have volatility due to the nature of the block; and

•	revenue resulting from transition services agreements.

This decrease was partially offset by:

•	lower Stranded Costs; and

•	net compensation adjustments in the prior period not recurring in the current period.

Corporate - Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Adjusted operating earnings before income taxes improved $13 million from a loss of $169 million to a loss of $156 million primarily due to:

•	lower Stranded Costs;

•	lower net compensation adjustments in the current period; and

•	revenue resulting from transition services agreements.

The increase was partially offset by:

•	residual activity from Retained Business, which will have volatility due to the nature of the block; and

•	preferred stock dividend payments in the current year partially offset by lower interest expense as we converted debt to equity instruments during the fourth quarter of 2018.

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

Alternative investment income for the three and nine months ended September 30, 2019 and 2018, respectively, and the average assets of alternative investments as of the dates indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Retirement:
Alternative investment income	$25	$38	$57	$76
Average alternative investment	773	646	733	580
Investment Management(1):
Alternative investment income	5	8	10	24
Average alternative investment	226	214	221	242
Employee Benefits:
Alternative investment income	3	4	7	8
Average alternative investment	86	63	84	56
Individual Life:
Alternative investment income	22	19	53	44
Average alternative investment	534	387	496	349
(1) Includes performance fees related to sponsored private equity funds (“carried interest”) that are subject to later reversal based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdle rates. Should the market value of a portfolio increase in future periods, reversals of carried interest could be fully or partially recovered. No amounts for carried interest were reversed or recovered for the three and nine months ended September 30, 2019 and 2018.

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

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfer into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets and will favorably impact the DAC/VOBA amortization rate and Adjusted operating earnings over time. See Critical Accounting Judgments and Estimates in the Management's Discussion and Analysis section in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

During the third quarter of 2019, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for the Investment Management, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting in a net unfavorable impact to Adjusted operating earnings before income taxes of $98 million in the current period, compared to a net unfavorable impact of $153 million in the prior period. The unlocking in third quarter 2019 was driven principally by a reduction in the long-term interest rate of 50 basis points and updates to our Individual Life business assumptions including higher than expected persistency at older ages, lower net margins and refinements to our policyholder behavior assumptions. The unlocking in the third quarter 2018 was driven principally by increases in reinsurance rate assumptions in our Individual Life business and the unfavorable adjustment of the GMIR initiative partially offset by favorable changes in equity market assumptions in our Retirement business. For information about the impacts of the annual review of assumptions on DAC/VOBA and other intangibles and Adjusted operating earnings before income taxes related to our segments, see Results of Operations - Segment by Segment in Part I, Item 2. of this Quarterly Report on Form 10-Q. These impacts are included in DAC/VOBA and other intangibles unlocking.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Retirement(1)	$(29)	$50	$(20)	$12
Employee Benefits	—	1	—	—
Individual Life	(88)	(200)	(97)	(260)
Corporate	1	5	1	5
Total DAC/VOBA and other intangibles unlocking(2)	$(116)	$(144)	$(116)	$(243)
(1) Includes unfavorable unlocking of $43 million and $51 million for the three and nine months ended September 30, 2018, respectively, associated with the GMIR initiative.
(2) Includes the impact of the annual review of assumptions.

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

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Nine Months Ended September 30,
($ in millions)	2019	2018
Beginning cash and cash equivalents balance	$209	$244
Sources:
Proceeds from loans from subsidiaries, net of repayments	125	—
Dividends and returns of capital from subsidiaries	956	1,195
Repayment of loans to subsidiaries, net of new issuances	—	128
Amounts received from subsidiaries under tax sharing agreements, net	—	50
Refund of income taxes, net	128	—
Sale of short-term investments	—	212
Proceeds from 2048 Notes offering	—	350
Proceeds from issuance of preferred stock, net	293	319
Total sources	1,502	2,254
Uses:
Premium paid and other fees related to debt extinguishment	9	—
Payment of interest expense	98	110
Capital provided to subsidiaries	3	—
New issuances of loans to subsidiaries, net of repayments	157	418
Amounts paid to subsidiaries under tax sharing agreements, net	128	—
Debt issuance costs	—	6
Common stock acquired - Share repurchase	936	750
Share-based compensation	17	13
Dividends paid on preferred stock	24	—
Dividends paid on common stock	23	5
Maturity of 2018 Notes	—	337
Repurchase of Senior Notes	97	—
Other, net	8	6
Total uses	1,500	1,645
Net increase in cash and cash equivalents	2	609
Ending cash and cash equivalents balance	$211	$853

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

Since 2014, our Board of Directors has periodically renewed our authority to repurchase our shares. On May 2, 2019, our Board of Directors provided share repurchase authorization, increasing the aggregate of our common stock authorized for repurchase by $500 million. The additional share repurchase authorization expires on June 30, 2020 (unless extended). The authorization for the share repurchase program may be terminated, increased or decreased by our Board of Directors at any time. As of September 30, 2019, we were authorized to repurchase shares up to an aggregate purchase price of $50 million.

On October 31, 2019, our Board of Directors provided its most recent share repurchase authorization, increasing the aggregate of our common stock authorized for repurchase by $800 million. The additional share repurchase authorization expires on December 31, 2020 (unless extended). The authorization for the share repurchase program may be terminated, increased or decreased by our Board of Directors at any time.
The following table presents repurchases of our common stock through share repurchase agreements with third-party financial institutions during the nine months ended September 30, 2019:

Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
January 3, 2019	$250	5,059,449	April 4, 2019	290,765	5,350,214
April 9, 2019	$236	3,593,453	June 4, 2019	879,199	4,472,652
June 19, 2019	$200	2,963,512	August 6, 2019	695,566	3,659,078
During the nine months ended September 30, 2019, we repurchased 4,926,775 shares of our common stock in open market repurchases for an aggregate purchase price of $250 million.

The following table summarizes our return of capital to common shareholders:

	Nine Months Ended September 30,
($ in millions)	2019	2018
Dividends to shareholders	$23	$5
Repurchase of common shares	936	850
Total cash returned to shareholders	$959	$855

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

We had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt as of September 30, 2019. The following table summarizes our borrowing activities for the nine months ended September 30, 2019:

($ in millions)	Beginning Balance	Issuance	Maturities and Repurchases	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,132	$—	$(96)	$2	$3,038
Windsor property loan	5	—	—	(1)	4
Subtotal	3,137	—	(96)	1	3,042
Less: Current portion of long-term debt	1	—	—	—	1
Total long-term debt	$3,136	$—	$(96)	$1	$3,041

As of September 30, 2019, we were in compliance with our debt covenants.

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

During the three and nine months ended September 30, 2019, we declared and paid dividends of $10 million and $20 million on the Series A preferred stock, respectively. During the three and nine months ended September 30, 2019, we declared and paid $4 million on the Series B preferred stock. As of September 30, 2019, there were no preferred stock dividends in arrears. See the Shareholders' Equity Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.

Senior Notes. As of September 30, 2019, Voya Financial, Inc. had four series of senior notes (collectively, the "Senior Notes") with aggregate outstanding principal amount of $1.6 billion. The Senior Notes are guaranteed by Voya Holdings. We are permitted to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.
On July 12, 2019, we completed the redemption of our remaining $97 million aggregate principal amount of 5.5% Senior Notes due 2022 (the "2022 Notes"). In connection with this transaction, we incurred a loss on debt extinguishment of $9 million for the three and nine months ended September 30, 2019, which was recorded in Interest Expense in the Condensed Consolidated Statements of Operations.

Junior Subordinated Notes. As of September 30, 2019, Voya Financial, Inc. had two series of junior subordinated notes (collectively, the "Junior Subordinated Notes") with aggregate outstanding principal amount of $1.1 billion. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

Aetna Notes. As of September 30, 2019, Voya Holdings was the obligor under three series of debentures (collectively, the "Aetna Notes") with aggregate outstanding principal amount of $358 million, which were issued by a predecessor of Voya Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust subsidiary, has outstanding $13 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the "Equitable Notes"). ING Group, our previous corporate parent, guarantees the Aetna Notes. The Equitable Notes are guaranteed by Voya Financial, Inc.

As of September 30, 2019, the amount of collateral required to avoid the payment of a fee to ING Group was $258 million.

Senior Unsecured Credit Facility

As of September 30, 2019, we had a $1.0 billion senior unsecured credit facility which was set to expire on May 6, 2021. The facility provided $1.0 billion of committed capacity for issuing letters of credit and also included a revolving credit borrowing sublimit of $750 million. As of September 30, 2019, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, Voya Financial, Inc. was required to maintain a minimum net worth of $6.6 billion, which may increase upon any future equity issuances by us.

Effective November 1, 2019, we revised the terms of our senior unsecured credit facility by entering into a Third Amended and Restated Revolving Credit Agreement ("Third Amended and Restated Credit Agreement") with a syndicate of banks, all of which previously participated in the facility. The Third Amended and Restated Credit Agreement modifies the senior unsecured credit facility by extending the term of the agreement to November 1, 2024 and reducing the total amount of LOCs that may be issued from $1.0 billion to $500 million. The revolving credit sublimit was removed and the full $500 million may be utilized for direct borrowings.  The terms require us to maintain a minimum net worth of $6.15 billion. The minimum net worth amount may increase upon any future equity issuances by us.

Other Credit Facilities

We use credit facilities to provide collateral required primarily under our affiliated reinsurance transactions with captive insurance subsidiaries. We also issue guarantees and enter into financing arrangements in connection with these credit facilities. These arrangements are designed to facilitate the financing of statutory reserve requirements.

The following table summarizes our credit facilities as of September 30, 2019:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	05/06/2021	$1,000	$—	$1,000
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. /SLDI	Other	Unsecured	Uncommitted	N/A	300	—	—
Voya Financial, Inc. / SLDI	Retirement	Unsecured	Committed	03/20/2022	250	239	11
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	07/01/2037	1,725	1,592	133
Voya Financial, Inc. /Roaring River LLC	Individual Life	Unsecured	Committed	10/01/2025	425	374	51
Voya Financial, Inc. /Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565	329	236
Voya Financial, Inc.(1)	Individual Life	Unsecured	Committed	12/09/2024	300	180	120
Voya Financial, Inc.	Individual Life/Retirement/Other	Unsecured	Committed	02/11/2022	300	300	—
SLDI	Hannover Re(2)	Unsecured	Committed	10/29/2023	61	61	—
Voya Financial, Inc.	Hannover Re(2)	Unsecured	Uncommitted	04/27/2021	125	125	—
Total					$5,536	$3,676	$1,551
N/A- Not Applicable
(1) On September 9, 2019, an agreement was completed providing for the extension of the maturity date from 12/09/2023 to 12/09/2024 effective upon December 9, 2019.
(2) Individual Life Reinsurance business acquired by Hannover Re in 2009 via indemnity reinsurance.

Total fees associated with credit facilities were $9 million and $25 million for the three and nine months ended September 30, 2019, respectively. Total fees associated with credit facilities were $8 million and $26 million for the three and nine months ended September 30, 2018, respectively.

Voya Financial, Inc. Credit Support of Subsidiaries

In addition to our Senior Unsecured Credit Facility, Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries in which Voya Financial is either a primary obligor or provides a financial guarantee. As of September 30, 2019, such facilities provided for up to $4.4 billion of capacity, of which $3.6 billion was utilized.

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

In addition, we provide guarantees to certain of our subsidiaries to support various business requirements:

•
Under the Buyer Facility Agreement put into place by Hannover Re, Voya Financial, Inc. and Security Life of Denver International Limited ("SLDI") have contingent reimbursement obligations and Voya Financial, Inc. has guarantee obligations, up to the full $2.9 billion principal amount of the note and one $600 million letter of credit issued pursuant to the agreement, if Security Life of Denver Insurance Company ("SLD") or SLDI were to direct the sale or liquidation of the note other than as permitted by the Buyer Facility Agreement, or fail to return reinsurance collateral (including the note) upon termination of the Buyer Facility Agreement or as otherwise required by the Buyer Facility Agreement. In addition, Voya Financial, Inc. has agreed to indemnify Hannover Re for any losses it incurs in the event that SLD or SLDI were to exercise offset rights unrelated to the Hannover Re block.

•
Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent for the amount of the statutory reserves assumed by SLD. The current amount of reserves outstanding as of September 30, 2019 is $14 million.

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

We did not recognize any asset or liability as of September 30, 2019 in relation to intercompany indemnifications, guarantees or support agreements. As of September 30, 2019, no circumstances existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of September 30, 2019, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.9 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of September 30, 2019, Voya Financial, Inc. had $129 million outstanding borrowings from subsidiaries and had loaned $236 million to its subsidiaries.

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

With respect to our reinsurance agreements, based on the amount of reinsurance outstanding as of September 30, 2019 and December 31, 2018, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $14 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

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

Ratings actions and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2018 through September 30, 2019 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$396	$126	$—	$—
Security Life of Denver Insurance Company ("SLD") (CO)	—	52	—	—
ReliaStar Life Insurance Company ("RLI") (MN)	—	—	360	—

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

During the third quarter of 2019 and 2018, we conducted our annual review of assumptions, market conditions and other projection model inputs and made a number of changes to our assumptions which impacted the results of our segments. During the third quarter of 2019, the impact of assumption changes resulted in a loss of $101 million, of which $98 million was included in Adjusted operating earnings before income taxes and reflects net unfavorable DAC/VOBA and other intangibles unlocking. The unlocking in the third quarter 2019 was driven principally by a reduction in the long-term interest rate of 50 basis points and updates to our Individual Life business assumptions including higher than expected persistency at older ages, lower net margins and refinements to our policyholder behavior assumptions. During the third quarter of 2018, the impact of assumption changes resulted in a loss of $153 million, all of which was included in Adjusted operating earnings before income taxes and reflected net unfavorable DAC/VOBA and other intangibles unlocking. The unlocking in the third quarter 2018 was driven principally by increases in reinsurance rate assumptions in our Individual Life business and the unfavorable adjustment of the GMIR initiative partially offset by favorable changes in equity market assumptions in our Retirement business.

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and, in certain plans, existing fixed account assets and will favorably impact the DAC/VOBA amortization rate and Adjusted operating earnings over time. There was no unlocking of DAC and VOBA related to GMIR initiative for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, unfavorable unlocking of DAC and VOBA related to GMIR initiative was $51 million, of which $8 million was included in the results of the annual review of assumptions referenced above.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles, as well as certain reserves. The following table presents the estimated instantaneous net impact to income from continuing operations of various assumption changes on our DAC/VOBA and other intangible balances and the impact on related reserves for future policy benefits and reinsurance. The effects presented are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred.

($ in millions)	As of September 30, 2019
Decrease in long-term equity rate of return assumption by 100 basis points	$(37)
A change to the long-term interest rate assumption of -50 basis points	(64)
A change to the long-term interest rate assumption of +50 basis points	49
An assumed increase in future mortality by 1%	(22)

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2019		December 31, 2018
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$51,114	74.0%	$46,298	72.9%
Fixed maturities, at fair value using the fair value option	3,461	5.0%	2,956	4.7%
Equity securities, available-for-sale	373	0.5%	273	0.4%
Short-term investments(1)	145	0.2%	168	0.3%
Mortgage loans on real estate	8,319	12.0%	8,676	13.6%
Policy loans	1,796	2.6%	1,833	2.9%
Limited partnerships/corporations	1,486	2.1%	1,158	1.8%
Derivatives	575	0.8%	247	0.4%
Other investments	104	0.2%	90	0.1%
Securities pledged	1,804	2.6%	1,867	2.9%
Total investments	$69,177	100.0%	$63,566	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	September 30, 2019
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,661	3.3%	$2,264	4.0%
U.S. Government agencies and authorities	198	0.4%	262	0.5%
State, municipalities and political subdivisions	1,644	3.3%	1,814	3.2%
U.S. corporate public securities	18,281	36.1%	21,160	37.5%
U.S. corporate private securities	6,343	12.6%	6,902	12.2%
Foreign corporate public securities and foreign governments(1)	5,224	10.3%	5,862	10.5%
Foreign corporate private securities(1)	4,979	9.9%	5,268	9.3%
Residential mortgage-backed securities	5,563	11.0%	5,870	10.4%
Commercial mortgage-backed securities	3,983	7.9%	4,320	7.7%
Other asset-backed securities	2,643	5.2%	2,657	4.7%
Total fixed maturities, including securities pledged	$50,519	100.0%	$56,379	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2018
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,937	3.9%	$2,295	4.5%
U.S. Government agencies and authorities	204	0.4%	242	0.5%
State, municipalities and political subdivisions	1,652	3.3%	1,659	3.2%
U.S. corporate public securities	19,210	38.4%	19,848	38.7%
U.S. corporate private securities	6,264	12.5%	6,232	12.2%
Foreign corporate public securities and foreign governments(1)	5,429	10.9%	5,455	10.7%
Foreign corporate private securities(1)	5,176	10.3%	5,094	10.0%
Residential mortgage-backed securities	4,616	9.2%	4,803	9.4%
Commercial mortgage-backed securities	3,438	6.9%	3,416	6.7%
Other asset-backed securities	2,095	4.2%	2,077	4.1%
Total fixed maturities, including securities pledged	$50,021	100.0%	$51,121	100.0%
(1)Primarily U.S. dollar denominated.

As of September 30, 2019, the average duration of our fixed maturities portfolio, including securities pledged, is between 8.0 and 8.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,264	$—	$—	$—	$—	$—	$2,264
U.S. Government agencies and authorities	262	—	—	—	—	—	262
State, municipalities and political subdivisions	1,647	164	—	—	1	2	1,814
U.S. corporate public securities	9,827	10,305	871	136	21	—	21,160
U.S. corporate private securities	2,502	3,944	268	171	17	—	6,902
Foreign corporate public securities and foreign governments(1)	2,269	3,294	234	59	5	1	5,862
Foreign corporate private securities(1)	620	4,348	250	50	—	—	5,268
Residential mortgage-backed securities	5,683	96	26	4	29	32	5,870
Commercial mortgage-backed securities	4,154	152	14	—	—	—	4,320
Other asset-backed securities	2,349	224	23	4	57	—	2,657
Total fixed maturities	$31,577	$22,527	$1,686	$424	$130	$35	$56,379
% of Fair Value	55.9%	40.0%	3.0%	0.8%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,295	$—	$—	$—	$—	$—	$2,295
U.S. Government agencies and authorities	242	—	—	—	—	—	242
State, municipalities and political subdivisions	1,524	133	—	—	—	2	1,659
U.S. corporate public securities	9,062	9,653	924	193	16	—	19,848
U.S. corporate private securities	2,510	3,376	149	175	19	3	6,232
Foreign corporate public securities and foreign governments(1)	2,265	2,804	331	52	1	2	5,455
Foreign corporate private securities(1)	693	3,984	301	73	42	1	5,094
Residential mortgage-backed securities	4,678	27	40	2	10	46	4,803
Commercial mortgage-backed securities	3,317	79	20	—	—	—	3,416
Other asset-backed securities	1,819	160	33	9	32	24	2,077
Total fixed maturities	$28,405	$20,216	$1,798	$504	$120	$78	$51,121
% of Fair Value	55.6%	39.5%	3.5%	1.0%	0.2%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	September 30, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,264	$—	$—	$—	$—	$2,264
U.S. Government agencies and authorities	252	10	—	—	—	262
State, municipalities and political subdivisions	111	1,002	534	164	3	1,814
U.S. corporate public securities	230	1,345	8,262	10,402	921	21,160
U.S. corporate private securities	162	253	2,248	3,911	328	6,902
Foreign corporate public securities and foreign governments(1)	42	512	1,694	3,287	327	5,862
Foreign corporate private securities(1)	—	—	635	4,422	211	5,268
Residential mortgage-backed securities	4,149	163	107	515	936	5,870
Commercial mortgage-backed securities	2,087	374	984	716	159	4,320
Other asset-backed securities	714	518	994	229	202	2,657
Total fixed maturities	$10,011	$4,177	$15,458	$23,646	$3,087	$56,379
% of Fair Value	17.8%	7.4%	27.5%	41.8%	5.5%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,295	$—	$—	$—	$—	$2,295
U.S. Government agencies and authorities	234	8	—	—	—	242
State, municipalities and political subdivisions	112	920	492	133	2	1,659
U.S. corporate public securities	220	1,118	7,684	9,739	1,087	19,848
U.S. corporate private securities	166	273	2,221	3,230	342	6,232
Foreign corporate public securities and foreign governments(1)	45	533	1,725	2,767	385	5,455
Foreign corporate private securities(1)	—	—	698	4,137	259	5,094
Residential mortgage-backed securities	3,394	74	64	188	1,083	4,803
Commercial mortgage-backed securities	1,822	390	596	447	161	3,416
Other asset-backed securities	824	210	633	185	225	2,077
Total fixed maturities	$9,112	$3,526	$14,113	$20,826	$3,544	$51,121
% of Fair Value	17.8%	6.9%	27.7%	40.7%	6.9%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $906 million from $1,084 million to $178 million for the nine months ended September 30, 2019. The decrease in gross unrealized capital losses was primarily due to declining interest rates.

As of September 30, 2019 and December 31, 2018, we held three fixed maturities with unrealized capital losses in excess of $10 million. As of September 30, 2019 and December 31, 2018, the unrealized capital losses on these fixed maturities equaled $38 million or 21.4% and $49 million or 4.5% of the total unrealized losses, respectively.

As of September 30, 2019, we held $4.3 billion of energy sector fixed maturity securities, constituting 7.5% of the total fixed maturities portfolio, with gross unrealized capital losses of $61 million, including three energy sector fixed maturity securities with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturity securities equaled $38 million. As of September 30, 2019, our fixed maturity exposure to the energy sector is comprised of 92.3% investment grade securities.

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

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	September 30, 2019			December 31, 2018
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$1,511	$1,735	40.7%	$1,545	$1,596	39.0%
Integrated Energy	632	743	17.5%	817	837	20.5%
Independent Energy	927	1,023	24.1%	923	931	22.8%
Oil Field Services	431	417	9.8%	472	428	10.5%
Refining	277	334	7.9%	277	293	7.2%
Total	$3,778	$4,252	100.0%	$4,034	$4,085	100.0%

See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	September 30, 2019			December 31, 2018
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$3,435	$3,639	95.8%	$2,951	$3,101	97.0%
2	85	85	2.2%	17	16	0.5%
3	13	15	0.4%	14	25	0.8%
4	—	—	—%	—	—	—%
5	16	29	0.8%	5	9	0.3%
6	25	32	0.8%	30	46	1.4%
Total	$3,574	$3,800	100.0%	$3,017	$3,197	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	September 30, 2019			December 31, 2018
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$14,118	$77	$213	$15,081	$32	$80

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	September 30, 2019			December 31, 2018
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$379	$504	13.3%	$399	$487	15.2%
Interest Only (IO)	186	192	5.1%	167	181	5.7%
Inverse IO	1,609	1,696	44.5%	1,335	1,393	43.5%
Principal Only (PO)	246	252	6.6%	249	252	7.9%
Floater	14	14	0.4%	16	16	0.5%
Agency Credit Risk Transfer	1,138	1,139	30.0%	849	865	27.1%
Other	2	3	0.1%	2	3	0.1%
Total	$3,574	$3,800	100.0%	$3,017	$3,197	100.0%

During the nine months ended September 30, 2019, the market value of our CMO-B portfolio increased primarily due to new purchase activity exceeding paydowns and maturities. Valuation of the securities within our CMO-B portfolio improved during the quarter benefited by muted prepayment risk resulting in continued positive relative performance for the strategy. Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Net investment income (loss)	$122	$118	$342	$350
Net realized capital gains (losses)(1)	(44)	(76)	(97)	(262)
Income (loss) from continuing operations before income taxes	$78	$42	$245	$88
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from continuing operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Income (loss) from continuing operations before income taxes	$78	$42	$245	$88
Realized gains/(losses) including OTTI	2	(1)	1	(6)
Fair value adjustments	(24)	17	(85)	93
Total adjustments to income (loss) from continuing operations	(22)	16	(84)	87
Adjusted operating earnings before income taxes	$56	$58	$161	$175

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential mortgage-backed securities

The following tables present our residential mortgage-backed securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$3,142	$203	$6	$18	$3,357
Prime Non-Agency	2,238	73	15	4	2,300
Alt-A	158	20	1	11	188
Sub-Prime(1)	125	25	1	—	149
Total RMBS	$5,663	$321	$23	$33	$5,994
(1) Includes subprime other asset backed securities.

	December 31, 2018
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,916	$138	$34	$14	$3,034
Prime Non-Agency	1,509	56	17	3	1,551
Alt-A	164	19	—	8	191
Sub-Prime(1)	151	26	1	—	176
Total RMBS	$4,740	$239	$52	$25	$4,952
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed securities

The following tables present our commercial mortgage-backed securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$350	$396	$32	$33	$88	$91	$127	$135	$4	$5	$601	$660
2014	329	376	30	31	62	65	25	27	42	43	488	542
2015	318	350	152	158	122	128	138	146	38	39	768	821
2016	85	92	20	21	35	38	63	68	8	8	211	227
2017	247	273	72	72	154	163	70	74	40	42	583	624
2018	257	306	33	35	283	296	106	111	22	22	701	770
2019	257	294	24	24	197	203	153	155	—	—	631	676
Total CMBS	$1,843	$2,087	$363	$374	$941	$984	$682	$716	$154	$159	$3,983	$4,320

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$451	$462	$65	$65	$81	$80	$88	$93	$22	$22	$707	$722
2014	368	373	40	39	43	42	29	29	37	37	517	520
2015	382	377	148	148	66	66	123	122	30	30	749	743
2016	119	114	18	18	38	37	53	52	8	7	236	228
2017	343	326	91	90	97	95	45	44	34	34	610	589
2018	171	170	30	30	278	276	109	107	31	31	619	614
2019	—	—	—	—	—	—	—	—	—	—	—	—
Total CMBS	$1,834	$1,822	$392	$390	$603	$596	$447	$447	$162	$161	$3,438	$3,416

As of September 30, 2019, 96.1% and 3.5% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 97.1% and 2.3% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$545	$540	$416	$415	$756	$743	$32	$31	$90	$78	$1,839	$1,807
Auto-Loans	45	46	10	10	9	9	—	—	—	—	64	65
Student Loans	37	37	87	91	108	111	1	2	—	—	233	241
Credit Card loans	21	22	—	—	—	—	—	—	—	—	21	22
Other Loans	65	69	2	2	125	128	189	194	5	5	386	398
Total Other ABS(1)	$713	$714	$515	$518	$998	$991	$222	$227	$95	$83	$2,543	$2,533
(1) Excludes subprime other asset backed securities.

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$708	$699	$119	$116	$444	$425	$29	$27	$83	$75	$1,383	$1,342
Auto-Loans	22	21	10	10	9	9	—	—	—	—	41	40
Student Loans	14	14	80	81	99	98	—	—	—	—	193	193
Credit Card loans	21	21	—	—	—	—	—	—	—	—	21	21
Other Loans	68	68	2	2	99	99	160	158	5	5	334	332
Total Other ABS(1)	$833	$823	$211	$209	$651	$631	$189	$185	$88	$80	$1,972	$1,928
(1) Excludes subprime other asset backed securities.

As of September 30, 2019, 88.0% and 8.7% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 87.0% and 8.0% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

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

As of September 30, 2019, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 61.6%. As of December 31, 2018, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times, and a weighted average LTV ratio of 61.4%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of September 30, 2019, our total European exposure had an amortized cost and fair value of $4,988 million and $5,453 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $609 million, which includes non-financial institutions exposure in Ireland of $197 million, in Italy of $201 million, in Portugal of $10 million and in Spain of $131 million. We also had financial institutions exposure in Ireland of $28 million, in Italy of $10 million and in Spain of $32 million. We did not have any exposure to Greece.

Among the remaining $4,844 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2019, our non-peripheral sovereign exposure was $190 million, which consisted of fixed maturities and derivative assets. We also had $785 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $161 million and the United Kingdom of $401 million. The balance of $3,869 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $2,368 million, in The Netherlands of $466 million, in Belgium of $300 million, in France of $408 million, in Germany of $296 million, in Switzerland of $373 million, and in Russia of $100 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct debt or equity investments in and management fees generated from these entities. Such direct investments amounted to approximately $317 million and $354 million as of September 30, 2019 and December 31, 2018, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2018 (the "Annual Report on Form 10-K") filed with the SEC and Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
					(in millions)
July 1, 2019 - July 31, 2019	28,450	$54.23		—	$340
August 1, 2019 - August 31, 2019	3,715,172	50.97	(2)	3,709,241	151
September 1, 2019 - September 30, 2019	1,919,209	52.75		1,913,100	50
Total	5,662,831	$51.59		5,622,341	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended September 30, 2019, there was an increase of 40,490 Treasury shares in connection with such withholding activities.
(2) On June 19, 2019, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $200 million of the Company's common stock. Pursuant to the agreement, the Company received initial delivery of 2,963,512 shares. This arrangement closed on August 6, 2019 and an additional 695,566 shares were delivered. The total number of shares repurchased under this share repurchase agreement was 3,659,078 at an average price per share upon settlement of $54.66.
(3) On October 31, 2019, the Board of Directors provided share repurchase authorization, increasing the aggregate of the Company's common stock authorized for repurchase by $800. The additional share repurchase authorization expires on December 31, 2020 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

Item 5.         Other Information

On November 1, 2019, we amended and restated the terms of our Second Amended and Restated Revolving Credit Agreement (the "Second Amended and Restated Credit Agreement"), dated as of May 6, 2016 (and filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on May 6, 2016), by entering into a Third Amended and Restated Revolving Credit Agreement (the "Third Amended and Restated Credit Agreement") with a syndicate of banks. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Third Amended and Restated Credit Agreement.

The Third Amended and Restated Credit Agreement modifies several of the terms of the Second Amended and Restated Credit Agreement including extending the term of the agreement to November 1, 2024, and reducing the total borrowing capacity to $500 million.

Availability

Under the terms of the Third Amended and Restated Credit Agreement, an aggregate amount of up to $500 million is available for revolving loan borrowings and issuances of letters of credit ("LOCs").

Repayment

The Third Amended and Restated Credit Agreement matures on November 1, 2024, and any direct borrowing amount still outstanding will be due in full immediately on that date and any letter of credit obligation still outstanding as of that date must be cash collateralized until no such obligations are outstanding. The Third Amended and Restated Credit Agreement may be pre-paid at any time in whole or in part without premium or penalty, subject to breakage fees in the event of a prepayment of a Eurodollar Rate Loan other than at the end of the applicable interest period. In most circumstances, amounts repaid or prepaid (whether voluntary or otherwise) may be re-borrowed, subject to certain conditions precedent to borrowing. The unutilized portion of any commitment under the Third Amended and Restated Credit Agreement may be reduced or terminated by us at any time without penalty. As of November 6, 2019, there were no amounts outstanding as revolving credit borrowings or for LOCs outstanding under the Third Amended and Restated Credit Agreement.

Interest Rates and Fees

Each Eurodollar Rate Loan under the Third Amended and Restated Credit Agreement bears interest on the outstanding principal amount owing at a rate equal to LIBOR (which cannot be less than zero) plus the applicable rate described below. A Base Rate Loan under the Third Amended and Restated Credit Agreement bears interest at a rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its "prime rate" and (c) the Eurodollar Rate plus 1.00% plus, in each case, the applicable rate described below. The Company pays a fee based on the face value of letters of credit using the applicable rates below.

In addition, the Company pays a commitment fee calculated by multiplying the applicable rate listed in the table below by the unused capacity available under the Third Amended and Restated Credit Agreement.

The applicable rate means a percentage per annum to be determined in accordance with the following Debt Rating based pricing grid.

Debt Ratings S&P/Moody's	Commitment Fee	Letters of Credit	Eurodollar Rate +	Base Rate +
≥ A / A2	0.090%	0.750%	0.875%	—%
A- / A3	0.110%	0.875%	1.000%	—%
BBB+ / Baa1	0.125%	1.000%	1.125%	0.125%
BBB / Baa2	0.175%	1.250%	1.375%	0.375%
≤ BBB- / Baa3	0.225%	1.500%	1.625%	0.625%

Guarantee

Voya Holdings Inc., the Company's wholly-owned subsidiary, has provided a guarantee to the lenders in connection with the obligations owed under the Third Amended and Restated Credit Agreement.

Covenants

The Third Amended and Restated Credit Agreement contains negative covenants customarily included in a loan agreement of this type, including restrictions on (i) the granting of liens, (ii) the incurrence of indebtedness and (iii) the sale of assets. In addition, the Third Amended and Restated Credit Agreement also contains certain financial covenants, including a requirement to maintain a minimum "net worth" (as defined the Third Amended and Restated Credit Agreement) of $6.15 billion, with adjustments for equity issuances after June 30, 2019.

The Third Amended and Restated Credit Agreement requires us to deliver our financial statements to the Administrative Agent for distribution to each lender (if they are not posted on EDGAR), and to observe (and cause certain of our subsidiaries to observe) certain affirmative covenants subject to materiality and other customary and agreed exceptions. These affirmative covenants include (i) payment of obligations, (ii) preservation of corporate existence and maintenance of assets (including intellectual property rights and relevant licenses), (iii) maintenance of properties, (iv) maintenance of insurance, (v) maintenance of books and records, (vi) inspection rights and (vii) use of proceeds.

Events of Default

The Third Amended and Restated Credit Agreement sets out certain customary events of default (subject to applicable grace periods) including for, but not limited to, non-payment, breach of certain covenants, breach of representations or warranties, cross default of certain other Indebtedness and the occurrence of an ERISA Event. A Change of Control (as defined in the Third Amended and Restated Credit Agreement) will constitute an event of default.

Item 6.        Exhibits

See Exhibit Index on page 151 hereof.

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
10.1+	Third Amended and Restated Revolving Credit Agreement dated as of November 1, 2019 (included as Exhibit 10.1 to Form 10-Q)
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+ Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2019	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
Michael S. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

