Form 10-K
period 2019-12-31
Voya Financial, Inc.
filed 2020-02-21
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission File Number: _001-35897______________________________________

Voya Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1222820
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

230 Park Avenue
New York	New York	10169
(Address of principal executive offices)		(Zip Code)
(212) 309-8200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 Par Value	VOYA	The New York Stock Exchange
Depositary Shares, each representing a 1/40th	VOYAPrB	The New York Stock Exchange
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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

As of June 30, 2019, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $7.7 billion.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.             ☐ Yes    ☐ No

As of February 14, 2019, there were 132,335,898 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of Voya Financial, Inc.'s Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

1

Voya Financial, Inc.
Form 10-K for the period ended December 31, 2019

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.
NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, (x) changes in the policies of governments and/or regulatory authorities, (xi) our ability to successfully manage the separation of the fixed and variable annuities businesses that we sold to VA Capital LLC on June 1, 2018, including the transition services on the expected timeline and economic terms, (xii) our ability to successfully complete the Individual Life Transaction (as defined below) on the expected economic terms or at all, and (xiii) other factors described in the section "Item 1A. Risk Factors."
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

We are a leading retirement, investment and employee benefits company providing complementary solutions to improve the financial outcomes of approximately 13.8 million individual customers, workplace participants and institutions in the United States as of December 31, 2019. Our vision is to be America’s Retirement Company™. Our approximately 6,000 employees (as of December 31, 2019) are focused on executing our mission to make a secure financial future possible—one person, one family and one institution at a time. Through our complementary set of businesses, we help our customers save, grow, protect and enjoy their wealth to and through retirement. We offer our products and services through a broad group of financial intermediaries, independent producers, affiliated advisors and dedicated sales specialists throughout the United States.

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

We believe that we help our customers achieve three essential financial goals, as they plan for, invest for and protect their retirement years:

We provide our products and services principally through three segments: Retirement, Investment Management, and Employee Benefits. In October 2018, we concluded a strategic review of our Individual Life business and announced that we would cease new individual life insurance sales while retaining our in-force block of individual life policies at that time. In the fourth quarter of 2019, we announced the sale of our Individual Life and certain legacy annuities business, which we expect to close by September 30, 2020. Accordingly, substantially all of our former Individual Life segment has now been reclassified as "Business Held for Sale/Discontinued Operations". We will continue to operate this business until the closing of the transaction, which is described further under "—Organizational History and Structure—Individual Life Transaction".

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

As of December 31, 2019, on a consolidated basis, we had $602.8 billion in total AUM and AUA and total shareholders' equity, excluding accumulated other comprehensive income/loss ("AOCI") and noncontrolling interests, of $6.1 billion.

For the year ended December 31, 2019, we generated $560 million of Income (loss) from continuing operations before income taxes, and $591 million of Adjusted operating earnings before income taxes. Adjusted operating earnings before income taxes is a non-GAAP financial measure. For a reconciliation of Adjusted operating earnings before income taxes to Income (loss) before income taxes, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations— Company Consolidated."

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

Our Organizational Structure

We are a holding company incorporated in Delaware in April 1999. We operate our businesses through a number of direct and indirect subsidiaries. The following organizational chart presents the ownership and jurisdiction of incorporation of our principal subsidiaries as of December 31, 2019:

* SLD and SLDI will be divested upon the closing of the Individual Life Transaction described below under "—Individual Life Transaction"

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

Individual Life Transaction

On December 18, 2019, we entered into a Master Transaction Agreement (the “Resolution MTA”) with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US will acquire all of the shares of the capital stock of SLD and SLDI, including the capital stock of several subsidiaries of SLD and SLDI. Concurrently with the sale, SLD will enter into reinsurance treaties with RLI, ReliaStar Life Insurance Company of New York, an insurance company organized under the laws of the State of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of the Company. Pursuant to these treaties, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective in-scope individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of the Company. We currently expect that these reinsurance transactions will be carried out on a coinsurance basis, with SLD's reinsurance obligations collateralized by assets in trust. The transaction will result in our disposition of substantially all of our life insurance and legacy non-retirement annuity businesses and related assets (the transactions collectively are referred to herein as the "Individual Life Transaction").

Resolution Life US is an insurance holding company newly formed by Resolution Life Group Holdings, L.P., a Bermuda-based limited partnership (“RLGH”).

The direct purchase price payable by Resolution Life US in the transaction is approximately $1.25 billion, with an adjustment based on the adjusted capital and surplus of SLD and SLDI at closing. The purchase price includes direct cash consideration of approximately $902 million, a $225 million interest in RLGH, and $123 million principal amount in surplus notes issued by SLD that will be retained by the Company. Of this amount, $123 million in proceeds are subject to future adjustment based on certain financial contingencies affecting SLD, with the final adjustment to occur as of or before the fifth anniversary of closing. We expect to realize proceeds from the sale in excess of the approximately $1.25 billion direct purchase price are the result of an anticipated release of excess capital and other amounts associated with the businesses sold.

The assets associated with the businesses sold will be managed, in significant part, by Voya IM pursuant to asset management agreements with the divested companies. These investment management mandates vary according to the asset class involved, but are expected to last for minimum terms of between two and seven years after closing.

Pursuant to the Individual Life Transaction, Voya Financial will divest or dissolve five regulated insurance entities, including its life companies domiciled in Colorado and Indiana, and captive entities domiciled in Arizona and Missouri. Voya Financial will also divest Voya America Equities LLC, a regulated broker-dealer, and transfer or cease usage of a substantial number of administrative systems.

In connection with the transaction, we expect to transfer a significant number of employees to Resolution Life US, and also to provide transition services for a period of up to two years following the closing, subject to extension. We will earn fees for providing these transition services.

The transaction is expected to close by September 30, 2020. The closing is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals.

CBVA and Annuity Transaction

On June 1, 2018, we consummated a series of transactions (collectively, the "2018 Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 (the "2018 MTA") with VA Capital Company LLC, a newly formed Delaware limited liability company ("VA Capital"), and Athene Holding Ltd., a Bermuda limited company ("Athene"), pursuant to which VA Capital's wholly owned subsidiary Venerable Holdings Inc. ("Venerable") acquired certain of our assets, including all of the shares of the capital stock of Voya Insurance and Annuity Company ("VIAC"), our Iowa-domiciled insurance subsidiary, and all of the membership interests of Directed Services LLC, an indirect broker-dealer subsidiary ("DSL"). This transaction resulted in our disposition of substantially all of our variable annuity and fixed and fixed indexed annuity businesses and related assets.

Following its acquisition of VIAC, Venerable holds substantially all of the variable annuity business that was previously reported as our Closed Block Variable Annuity ("CBVA") segment

Concurrently with the sale of VIAC, VIAC reinsured to Athene its individual fixed and fixed indexed annuities policies, and we also reinsured to Athene the fixed annuities policies of RLI, our Minnesota-domiciled insurance subsidiary, which collectively represented a significant majority of our fixed and fixed indexed annuities business. We ceased manufacturing non-retirement-focused annuities after the 2018 Transaction closed.

OUR BUSINESSES

Retirement

Our Retirement segment is focused on meeting the needs of individuals in preparing for and sustaining a secure retirement through employer-sponsored plans and services, as well as through individual retirement accounts and comprehensive financial product offerings and planning and advisory services. We are well positioned in the marketplace, with our industry-leading Institutional Retirement Plans business and our Retail Wealth Management business having a combined $440.0 billion of AUM and AUA as of December 31, 2019, (which now includes Retail Assets Under Advisement) of which $73.0 billion were in proprietary assets.

Our Institutional Retirement Plans business, with AUM and AUA of $376.0 billion as of December 31, 2019, offers tax-deferred employer-sponsored retirement savings plan and administrative services to corporations of all sizes, public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations and state and local governments. We also offer stable value products to institutional plan sponsors. This broad-based institutional business is diversified across many sectors of the economy. In the defined contribution market, we provide services to more than 50,000 plan sponsors covering approximately 5.6 million plan participant accounts as of December 31, 2019.

Our Retail Wealth Management business, with AUM and AUA of $63.1 billion as of December 31, 2019, focuses on the rapidly expanding retiree market as well as on pre-retirees. Retail AUA includes assets under advisement, which comprises brokerage and investment advisory assets. This business offers holistic financial planning and advisory services through protection and investment products to help individuals plan, protect and invest to and through retirement.

Our Retirement segment earns revenue principally from asset and participant-based advisory and recordkeeping fees. Retirement generated Adjusted operating earnings before income taxes of $588 million for the year ended December 31, 2019. Our Investment Management segment also earns market-based fees from the management of the general account and mutual fund assets supporting Institutional Retirement Plans and certain Retail Wealth Management products and advisory solutions.

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

An important element of our Retirement strategy is to leverage the extensive customer base to which we have access through our Institutional Retirement Plans business in order to grow our Retail Wealth Management and Investment Management businesses. We are therefore focused on building long-term relationships with our plan participants, especially when initiated through service touch points such as plan enrollments and rollovers, which will enable us to offer participants individual retirement and investment management solutions both during and after the term of their plan participation.

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

Full-service retirement products provide recordkeeping and plan administration services, tailored participant communications and education programs, award-winning myOrangeMoney® digital capabilities for sponsors and plan participants (plus mobile capabilities for participants), trustee services and institutional and retail investments. Offerings include a wide variety of investment and administrative products for defined contribution plans for tax-advantaged retirement savings, as well as nonqualified executive benefit plans and employer stock option plans. Plan sponsors may select from a variety of investment structures and products, such as general account, separate account, mutual funds, stable value or collective investment trusts and a variety of underlying asset types (including their own employer stock) to best meet the needs of their employees. A broad selection of funds is available for our products in all asset categories from over 200 fund families, including the Voya family of mutual funds managed by our Investment Management segment. Our full-service retirement plan offerings are also supported by financial planning and investment advisory services offered through our Retail Wealth Management business or through third parties (e.g., Morningstar) to help prepare individuals for retirement through customer-focused personalized and objective investment advice.

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

We previously offered pension risk transfer group annuity solutions to institutional plan sponsors who sought to transfer to us their defined benefit plan obligations. We discontinued sales of these solutions in late 2016, but have continued to manage existing policies and assets. This business has been sold to Resolution Life US as part of the Individual Life Transaction. See "—Organizational History and Structure—Individual Life Transaction".

The following chart presents our Institutional Retirement Plans product/service models and corresponding AUM and AUA, key markets in which we compete, primary defined contribution plan Internal Revenue Code sections and core products offered for each market segment.

Product/Service Model	AUM/AUA (as of December 31, 2019)	Key Market Segments/Product Lines	Primary Internal Revenue Code section	Core Products*
Full Service Plans	$143.6 billion	Small-Mid Corporate	401(k)	Voya MAP Select, Voya Framework
		K-12 Education	403(b)	Voya Custom Choice II, Voya Retirement Choice II, Voya Framework
		Higher Education	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
		Healthcare & Other Non-Profits	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
		Government (local and state)	457	RetireFlex-SA, RetireFlex-MF, Voya Health Reserve Account, Voya Framework
Recordkeeping Business	$195.2 billion	Small-Mid Corporate	401(k)	**
		Large-Mega Corporate	401(k)	**
		Government (local and state)	457	**
Stable Value/Other	$38.2 billion***	Stable Value	****	Separate Account and Synthetic GICs

* Core products actively being sold today.
** Offerings include administration services and investment options such as mutual funds, commingled trusts and separate accounts.
***Assets include a small block of pension risk transfer business which is no longer an active offering as well as assets in our Lifeline retained asset account designed as a death claim payment option (among other Voya options) to beneficiaries of any Voya insurance policy or contract. The pension risk transfer business as well as a portion of the Lifelines business has been sold to Resolution Life US as part of the Individual Life Transaction.
**** Sold across all market segments and various tax codes with a strong focus on Large Corporate 401(k) plans.

In 2017, we launched an enhanced version of our Voya Framework product that can be sold across both full service corporate and tax-exempt markets. It is a mutual fund program offered to fund qualified retirement plans, and it gives plan advisors and third party administrators who work with us a uniform and consistent product experience across multiple plan markets. Voya Framework is distinguished by its flexible recordkeeping platform and contains over 300 funds from well-known fund families for smaller plans or can be provided as an open architecture investment platform for larger plans (which offers most funds for which trades are cleared through the National Securities Clearing Corporation). This product also includes our general account and various stable value solutions as investment options.

In addition to Voya Framework, we offer products customized to each of the full service corporate market and the full service tax exempt market.

For plans in the full service corporate market, we offer Voya MAP Select, a group funding agreement/group annuity contract to fund qualified retirement plans. Voya MAP Select contains over 300 funds from well-known fund families for smaller plans or can be provided as an open architecture investment platform for larger plans (which offers most funds for which trades are cleared through the National Securities Clearing Corporation). This product also includes our general account and various stable value solutions as investment options.

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

Markets and Distribution

Our Institutional Retirement Plans business can be categorized into two primary markets: Corporate and Tax Exempt. Both markets utilize our award-winning myOrangeMoney® participant-facing digital capabilities as a centerpiece to help shift the mindset of plan participants from focusing only on accumulation to focusing on both accumulation and adequate income in retirement. Additionally, a broad suite of financial wellness offerings, including retirement and financial planning, guidance and advisory products, tools and services are offered to help our plan participants in all markets reach their financial goals. A brief description of each market, including sub segments and areas of particular focus, are as follows:

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

Tax Exempt Markets:

•
Education Market. We offer comprehensive full service solutions to both public and private K-12 educational entities as well as public and private higher education institutions. In the United States, we rank fourth in both the K-12 and higher education markets by assets as of September 30, 2019. Our support to plan sponsors, including solutions to reduce administrative burden, deep technical and regulatory expertise, and strong on-site service teams, plus advisor support and a broad suite of financial wellness products, tools, and services for participants, continue to strengthen our position as one of the top providers in this market.

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

•
Government Market. We provide both full service and recordkeeping services offerings to small and large governmental entities (e.g., state and local government) with a client base that spans nearly 50 states and US territories. For large governmental sponsors, we offer recordkeeping services that meet the most complex of needs, while also offering extensive participant communication and retirement education support, including a broad suite of financial wellness products, tools and services. We also offer a broad range of proprietary, non-proprietary and stable value investment options. Our flexibility and expertise help make us the third ranked provider in the government market in the United States based on AUM and AUA as of September 30, 2019.

Products for Institutional Retirement Plans are distributed nationally through multiple unaffiliated channels supported by our employee wholesale field force and dedicated sales teams and via other affiliated distribution through our owned broker-dealer and investment advisor, Voya Financial Advisors ("VFA"). We offer localized support to distribution partners and their clients during and after the sales process as well as a broad selection of investment options with flexibility of choice and comprehensive fiduciary solutions to help their clients meet or exceed plan guidelines and responsibilities.

Unaffiliated Distribution:

•
Independent Sales Agents. As of December 31, 2019, we work with more than 3,800 sales agents who primarily sell fixed annuity products from multiple vendors in the education market. Activities by these representatives are centered on increasing participant enrollments and deferral amounts in our existing K-12 education segment plans.

•
Brokers and Advisors. Approximately 12,000 wirehouse and independent regional and local brokers, specialty retirement plan advisors plus registered investment advisors (as of December 31, 2019) are the primary distributors of our small-mid corporate market products, and they also distribute products to the education, healthcare and government markets. These producers typically present their clients (i.e., employers seeking a defined contribution plan for their employees) with plan options from multiple vendors for comparison and may also help with employee enrollment and education.

•
Third Party Administrators ("TPAs"). As of December 31, 2019, we have long-standing relationships with over 1,100 TPAs who work with a variety of retirement plan providers and are selling and/or service partners for our small-mid corporate markets and select tax exempt market plans. While TPAs typically focus on providing plan services only (such as administration and compliance testing), some also initiate and complete the sales process. TPAs also play a vital role as the connecting point between our wholesale team and unaffiliated producers who seek references for determining which providers they should recommend to their clients.

Affiliated Distribution:

•
Voya Financial Advisors ("VFA"). Our owned broker-dealer and investment advisor is one of the top quartile independent broker-dealers in the United States as determined by the total number of licensed and producing representatives and by gross revenue. As of December 31, 2019, VFA provided licensing and operational support to approximately 1,600 field and phone-based representatives. The field based financial planning and advisory representatives support sales of products, financial planning and advisory services for the Retirement segment. A closely affiliated sub-set of the field-based channel focuses primarily on driving enrollment and contribution activity within our education, healthcare and government market institutional plans. They also provide in-plan education and guidance plus retail sold-financial advisory services to help individuals in these markets meet their retirement savings and income goals. The home office phone-based representatives focus on providing education, guidance and rollover support services to our institutional plan participants.

11

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

Market/Product Segment	Competitive Landscape	Select Competitors

Small-Mid Corporate	Primary competitors are mutual fund companies and insurance-based providers with third-party administration relationships	Empower Fidelity

K-12 Education	Primary competitors are insurance-based providers that focus on school districts across the nation	AXA AIG

Higher Education	Competitors are 403(b) plan providers, asset managers and some insurance-based providers	TIAA Fidelity

Healthcare & Other Non-Profits	Competition varies across 403(b) plan providers, asset managers and some insurance-based providers	Fidelity TIAA

Government	Competitors are primarily insurance-based providers, but also include asset managers and 457 providers	Empower Nationwide

Recordkeeping	Competitors are primarily asset managers and business consulting services firms, but also include payroll firms and insurance-based providers	Fidelity Empower

Stable Value	Competitors are primarily select insurance companies who are also dedicated to the Stable value market, but also include certain banking institutions	Prudential MetLife

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

Underwriting and Pricing

We price our institutional retirement products based on long-term assumptions that include investment returns, mortality, persistency and operating costs. We establish target returns for each product based upon these factors and the expected amount of regulatory and rating agency capital that we must hold to support these contracts over their projected lifetime. We monitor and manage pricing and sales mix to achieve target returns. It may take new business several years to become profitable, depending on the nature and life of the product, and returns are subject to variability as actual results may differ from pricing assumptions. We seek to mitigate investment risk by actively managing market and credit risks associated with investments and through asset/liability matching portfolio management.

Retail Wealth Management

Products and Services

Our Retail Wealth Management business offers a variety of investments and protection products, along with holistic advice and guidance delivered to individuals through field-based financial planning and advisory representatives and home office phone-based representatives. Our current investment solutions include a variety of mutual fund custodial IRA products, managed accounts and advisory programs, and brokerage accounts. The IRA products include certain tax-qualified mutual fund custodial products that were retained from the Annuities business we divested in the 2018 Transaction, which are also sold by our employee wholesale team that works directly with affiliated and unaffiliated brokers and advisers who sell individual retirement accounts to individuals or small businesses.

While the primary focus of our Retirement segment is to serve approximately 5.6 million defined contribution plan participants (as of December 31, 2019), we also seek to capitalize on our access to these individuals by utilizing our Retail Wealth Management business to deepen our relationships with them for the long-term. We believe that our ability to offer an integrated approach to an individual customer’s entire financial picture, while saving for or living in retirement, presents a compelling reason for our Institutional Retirement Plans participants to use us as their principal investment and retirement plan provider. Through our broad range of advisory programs, our financial advisers have access to a wide set of solutions for our customers for building investment portfolios, including stocks, bonds and mutual funds, as well as managed accounts. These experienced advisers work with customers to select a program to meet their financial needs that takes into consideration each individual’s time horizon, goals and attitudes towards risk.

Markets and Distribution

Retail Wealth Management products, financial planning and advisory services are primarily sold to individuals through our group of approximately 1,600 representatives licensed through VFA, our broker-dealer and investment advisor. The VFA representatives help provide cohesiveness between our Institutional Retirement Plans and Retail Wealth Management businesses and are grouped into two primary categories: field-based and home office phone-based representatives. Field-based representatives are registered sales and investment advisory representatives that drive both fee-based and commissioned sales. They provide face-to-face interaction with individuals seeking retail investment products (e.g., IRA products) as well as financial planning and advisory solutions. Home office phone-based representatives focus on assisting participants in our institutional retirement plans, primarily for our large recordkeeping plans. While these representatives offer more simplified rollover products and advisory services than offered by the field-based representatives, they also provide financial advice that helps customers transition through life stage and job-related changes. A custodial mutual fund IRA product is also sold to individuals by unaffiliated brokers and advisors.

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

Underwriting and Pricing

We price our individual retirement products based on long-term assumptions that include investment returns and operating costs. We establish target returns for each product based upon these factors and the expected amount of regulatory and rating agency capital, to the extent any is required, that we must hold to support these contracts and investment products over their projected lifetime. We monitor and manage pricing and sales mix to achieve target returns. It may take new business several years to become profitable, depending on the nature and life of the product, and returns are subject to variability as actual results may differ from pricing assumptions. Where we bear investment risk, we seek to mitigate such risk by actively managing both market and credit risks associated with investments and through asset/liability matching portfolio management.

Investment Management

We offer domestic and international fixed income, equity, multi-asset and alternatives products and solutions across market sectors, investment styles and capitalization spectrums through our actively managed, full-service investment management business. Multiple investment platforms are backed by a fully integrated business support infrastructure that lowers expense and creates operating efficiencies and business leverage and scalability at low marginal cost. As of December 31, 2019, our Investment Management segment managed $139.3 billion for third-party institutional and individual investors (including third-party variable annuity-sourced assets), $27.5 billion in separate account assets for our other businesses and $56.7 billion in general account assets. We also offer a range of specialty asset solutions across fixed income and alternative investment products with AUM of $69.8 billion for such specialty products, Upon closing of the 2018 Transaction, our general account AUM declined by approximately $28 billion, approximately $10 billion of which we have continued to manage as additional third-party AUM associated with our management of Venerable's general account assets. See "–Organizational History and Structure–CBVA and Annuity Transaction". . Upon closing of the Individual Life Transaction, we expect our general account AUM to decline by approximately $24 billion (based on AUM as of September 30, 2019), a substantial portion of which we will continue to manage as third-party AUM through our appointment as investment manager for general account assets of the businesses sold. We expect Voya IM's mandate to cover at least 80% of these assets for a minimum term of two years following the closing of the Individual Life Transaction, grading down to at least approximately 30% over the subsequent five years. See "—Organizational History and Structure—Individual Life Transaction".

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

Investment Management’s primary source of revenue is management fees collected on the assets we manage. These fees are typically based upon a percentage of AUM. In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on AUM exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform, and distributed primarily by our Retirement segment. Investment Management also receives fees as the primary investment manager of our general account, which is managed on a market-based pricing basis. Finally, Investment Management generates revenues from a portfolio of capital investments. Investment Management generated Adjusted operating earnings before income taxes of $180 million for the year ended December 31, 2019.

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

We are also focused on capitalizing on the Retirement segment's leading market position and have established dedicated retirement resources within our Investment Management intermediary-focused distribution team to work with Retirement and have enhanced our Multi-Asset Strategies and Solutions ("MASS") investment platform (which we describe below) to increase focus on retirement products such as our target date and target risk portfolios, which we believe will help us to capture an increased proportion of retirement flows.

Other key strategic initiatives for growth include continued focus on higher margin specialty capabilities: improved distribution productivity, sub-advisory mandates for Investment Management capabilities on client platforms; leveraging partnerships with financial intermediaries and consultants; opportunistic launching of capital markets products such as collateralized loan obligations ("CLOs") and prudent expansion of our private equity business.

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

Fixed Income. Investment Management’s fixed income platform manages assets for our general account, as well as for domestic and international institutional and retail investors. As of December 31, 2019, there were $127.7 billion in AUM on the fixed income platform, of which $56.7 billion were general account assets. Through the fixed income platform clients have access to money market funds, investment-grade corporate debt, government bonds, residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), asset-backed securities ("ABS"), high yield bonds, private and syndicated debt instruments, unconstrained fixed income, commercial mortgages and preferred securities. Each sector within the platform is managed by seasoned investment professionals supported by significant credit, quantitative and macro research and risk management capabilities.

Equities. The equities platform is a multi-cap and multi-style research-driven platform comprising both fundamental and quantitative equity strategies for institutional and retail investors. As of December 31, 2019, there were $58.8 billion in AUM on the equities platform covering both domestic and international markets including Real Estate. Our fundamental equity capabilities are bottom-up and research driven, and cover growth, value, and core strategies in the large, mid and small cap spaces. Our quantitative equity capabilities are used to create quantitative and enhanced indexed strategies, support other fundamental equity analysis, and create extension products.

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

Senior Bank Loans. Investment Management’s senior bank loan group is an experienced manager of below-investment grade floating-rate loans, actively managing diversified portfolios of loans made by major banks around the world to non-investment grade corporate borrowers. Senior in the capital structure, these loans have a first lien on the borrower’s assets, typically giving them stronger credit support than unsecured corporate bonds. The platform offers institutional, retail and structured products (e.g., CLOs), including on-shore and off-shore vehicles with assets of $26.4 billion as of December 31, 2019.

Alternatives. Investment Management’s primary alternatives platform is Pomona Capital. Pomona Capital specializes in investing in private equity funds in three ways: by purchasing secondary interests in existing partnerships; by investing in new partnerships; and by co-investing alongside buyout funds in individual companies. As of December 31, 2019, Pomona Capital managed assets totaling $8.6 billion across a suite of limited partnerships and the Pomona Investment Fund, a registered investment fund launched in May, 2015 that is available to accredited investors. In addition, Investment Management offers select alternative and hedge funds leveraging our core debt and equity investment capabilities.

The following chart presents asset and net flow data as of December 31, 2019, broken out by Investment Management’s five investment platforms as well as by major client segment:

	AUM		Net Flows
	As of		Year Ended
	12/31/2019		12/31/2019
	$ in billions		$ in millions
Investment Platform
Fixed income	$127.7		$7,593
Equities	58.8		(4,858)
Senior Bank Loans	26.4		397
Alternatives	10.6		(352)
Total	$223.5	(1)	$2,780
MASS (1)	32.1		(305)

Client Segment
Retail	$72.4		$(2,754)
Institutional	94.4		2,729
General Account(3)	56.7	(2)	N/A
Mutual Funds Manager Re-assignments	N/A		2,806
Total	$223.5		$2,780
Voya Financial affiliate sourced, excluding variable annuity	$38.8		$1,458
Variable Annuity (2)	28.4		(2,626)

(1)
$24.2 billion of MASS assets are included in the fixed income, equity and senior bank loan AUM figures presented above. The balance of MASS assets, $7.9 billion, is managed by third parties and we earn only a modest, market-rate fee on the assets.

(2) Upon closing of the 2018 Transaction, our general account AUM declined by approximately $28 billion, which was offset by approximately $10 billion of additional third-party AUM associated with our management of the general account assets of Venerable. See "–Organizational History and Structure–CBVA and Annuity Transaction".
(3) Upon closing of the Individual Life Transaction, our general account AUM will decline by approximately $24 billion (based on AUM as of September 30, 2019), a substantial portion of which we will continue to manage as third-party AUM through our appointment as investment manager for general account assets of the businesses sold. We expect Voya IM's mandate to cover at least 80% of these assets for a minimum term of two years following the closing of the Individual Life Transaction, grading down to at least approximately 30% over the subsequent five years. See "—Organizational History and Structure—Individual Life Transaction".

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

With the exception of Pomona Capital and structured products, the different products and strategies associated with our investment platforms are distributed and serviced by these Retail and Institutional client-focused segments as follows:

•
Retail client segment: Open- and closed-end funds through affiliate and third-party distribution platforms, including wirehouses, brokerage firms, and independent and regional broker-dealers. As of December 31, 2019, total AUM from these channels was $72.4 billion. Included in our retail client segment is $18.7 billion of AUM managed on behalf of Venerable as of December 31, 2019.

•
Institutional client segment: Individual and pooled accounts, targeting defined benefit, defined contribution recordkeeping and retirement plans, Taft Hartley and endowments and foundations. As of December 31, 2019, Investment Management had approximately 321 institutional clients, representing $94.4 billion of AUM primarily in separately managed accounts and collective investment trusts. As a result of the 2018 Transaction, we now manage $9.7 billion of AUM for Venerable as an institutional client.

Investment Management manages a variety of variable portfolio, mutual fund and stable value assets, sold through our Retirement and Employee Benefits segments, together with assets that were previously sold through our Individual Life and remaining Annuities businesses. As of December 31, 2019, total AUM from these channels and the divested variable annuity business was 67.2 billion with the majority of the assets gathered through our Retirement segment.

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

Employee Benefits

Our Employee Benefits segment provides group insurance products to mid-size and large corporate employers and professional associations. In addition, our Employee Benefits segment serves the voluntary worksite market by providing individual and payroll-deduction products to employees of our clients. Our Employee Benefits segment is among the largest writers of stop loss coverage in the United States, currently ranking seventh on a premium basis with approximately $1,038 million of in-force premiums. We also have a fast growing voluntary benefits offering and are a top provider of group life. As of December 31, 2019, Employee Benefits total in-force premiums were $2.1 billion.

The Employee Benefits segment generates revenue from premiums, investment income, mortality and morbidity income and policy and other charges. Profits are driven by the spread between investment income and credited rates to policyholders on voluntary universal life and whole life products, along with the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop loss and voluntary health benefits. Our Employee Benefits segment generated Adjusted operating earnings before income taxes of $199 million for the year ended December 31, 2019.

We believe that our Employee Benefits segment offers attractive growth opportunities. For example, we believe there are significant opportunities through expansion in the voluntary benefits market as employers shift benefits costs to their employees. We have a number of new products and initiatives that we believe will help us drive growth in this market. While expanding these lines, we also intend to continue to focus on profitability in our well established group life and stop loss product lines, by adding profitable new business to our in-force block, improving our persistency by retaining more of our best performing groups, and managing our overall loss ratios to below 73%.

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

The following chart presents the key employee benefits products we offer, along with data on annualized in-force premiums for each product:

($ in millions)	Annualized In-Force Premiums
Employee Benefits Products	Year Ended December 31, 2019
Stop Loss	$1,038
Voluntary Benefits	552
Group Life	393
Group Disability	155

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

The following chart presents our Employee Benefits distribution, by channel:

($ in millions)	Sales	% of Sales
Channel	Year Ended December 31, 2019	Year Ended December 31, 2019
Brokerage (Commissions Paid)	$393	74.5%
Benefits Consulting Firms (Fee Based Consulting)	131	24.7%
Worksite Sales	4	0.8%

Competition

The group insurance market is mature and, due to the large number of participants in this segment, price and service are important competitive drivers. Our principal competitors include Tokio Marine HCC (formerly Houston Casualty), Symetra and Sun Life in Stop Loss; Unum, Allstate and Transamerica in voluntary benefits and MetLife, Prudential and Securian in group life.

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

Reinsurance

Our Employee Benefits reinsurance strategy seeks to limit our exposure to any one individual which will help limit and control risk. Group Life, which includes Accidental Death and Dismemberment, cedes the excess over $750,000 of each coverage to a reinsurer. Group Long Term Disability cedes substantially all of the risk including the claims servicing, to a TPA and reinsurer. As of January 1, 2019, Excess Stop Loss has a reinsurance program in place that limits our exposure on any one specific claim to $3.5 million, with aggregate stop loss reinsurance that limits our exposure to $3.5 million over the Policyholder's Aggregate Excess Retention. For policies issued in 2018 and 2017, the limits on any one specific claim are $3 million and $2.25 million, respectively. . For 2018 and 2017 circumstances, there is aggregate stop loss reinsurance that limits our exposure to $3 million and $2 million, respectively, over the Policyholders Aggregate Excess Retention. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Risk Management". We also use an annually renewable reinsurance transaction which lowers required capital of the Employee Benefits segment.

Individual Life

As described under "–Organizational History and Structure–Individual Life Transaction", in December 2019, we entered into a transaction to dispose of substantially all of our individual life business and related assets. Until this Individual Life Transaction closes, we remain responsible for the ongoing management of this business.

In October 2018, we concluded a strategic review of our Individual Life business and announced that we would cease new individual life insurance sales while retaining our in-force block of individual life policies. Applications for individual life insurance products were accepted through the end of 2018, resulting in some placement of policies in the first quarter of 2019. As of December 31, 2019, Individual Life’s in-force book comprised nearly 760 thousand policies and gross premiums and deposits for the year ended December 31, 2019 were approximately $1.7 billion.

The Individual Life business generates revenue on its products from premiums, investment income, expense load, mortality charges and other policy charges, along with some asset-based fees. Profits are driven by the spread between investment income earned and interest credited to policyholders, plus the difference between premiums and mortality charges collected and benefits and expenses paid. Financial results of the business to be sold and related operations are classified as business held-for-sale / discontinued operations.

Products and Services

Although new sales have ceased, our Individual Life business continues to offer certain permanent products for conversion of existing in-force term policies. We have historically offered products that included indexed universal life, ("IUL"), universal life ("UL"), and variable universal life ("VUL") insurance.

The following chart presents data on our remaining in-force face amount and total gross premiums and deposits received by product:

	In-Force Face	Total gross premiums
($ in millions)	Amount	and deposits
	As of	Year Ended
Individual Life Product	December 31, 2019	December 31, 2019
Term Life	$215,911	$488
Indexed Universal Life	27,329	470
Other Universal Life	54,109	659
Variable Universal Life	18,796	130

Reinsurance

In general, our reinsurance strategy has been designed to limit our mortality risk and effectively manage capital. We have partnered with highly rated, well-regarded reinsurers and set up pools to share our excess mortality risk.

As of January 1, 2013, for term business, we retained the first $3 million of risk and the excess risk was shared among a pool of reinsurers. For most of our universal life product portfolio, we retained the first $5 million of risk and reinsured 100% of the excess over $5 million among a pool of reinsurers. For policies that were sold to foreign nationals, we retained 20% of risk and the remaining 80% of risk was shared among a pool of reinsurers. Our maximum overall retained risk on any one life is $5 million. Prior to January 1, 2013, our retention limits for most of the universal life product portfolio and the maximum overall retained risk on any one life were higher than the current limits.

Since 2006, reinsurance for new business was on a monthly renewable term basis, which only transfers mortality risk and limits our counterparty risk exposure. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Risk Management".

CBVA and Annuities Businesses

As described under "–Organizational History and Structure–CBVA and Annuity Transaction", on June 1, 2018, we completed a transaction to dispose of substantially all of our CBVA and Fixed and Fixed Indexed Annuities businesses and related assets. Certain investment-only products in our former Annuities segment were retained by us and are managed in our Retirement segment, and we retained a small amount of existing variable and fixed annuities businesses, which is managed in Corporate. A significant portion of the remaining annuities business currently managed in Corporate will be transferred as part of the Individual Life Transaction described further under "—Organizational History and Structure—Individual Life Transaction". See also Overview in the Management's Discussion and Analyses section in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Employees

As of December 31, 2019, we had approximately 6,000 employees, with most working in one of our ten major sites in nine states.

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

Captive Reinsurer Regulation

State insurance regulators, the NAIC and other regulatory bodies have been investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risks, and the NAIC has made recent advances in captives reform. For example, effective January 1, 2016, the NAIC heightened the standards applicable to captives related to XXX and AXXX business issued and ceded after December 31, 2014. The NAIC left for future action application of the standards to captives that assume variable annuity business.

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

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2018 and 2019, and a discussion of ordinary dividend capacity for 2019, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries".

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

Risk-Based Capital. The NAIC has adopted RBC requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2019, the RBC of each of our insurance subsidiaries exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

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

We do not anticipate regulatory action as a result of our 2019 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

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

Cybersecurity Regulatory Activity

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed and enacted legislation and regulations, and issued guidance regarding cybersecurity standards and protocols. For example, in February 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a comprehensive cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State's financial services industry". In 2018 and 2019, multiple other states have adopted versions of the NAIC Insurance Data Security Model Law. These laws, with effective dates ranging from January 1, 2019 to January 20, 2021, ensure that licensees of the Departments of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. During 2019, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

Securities Regulation Affecting Insurance Operations

Certain of our insurance subsidiaries sell group variable annuities and have sold variable life insurance that are registered with and regulated by the SEC as securities under the Securities Act of 1933, as amended (the "Securities Act"). These products are issued through separate accounts that are registered as investment companies under the Investment Company Act, and are regulated by state law. Each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Our mutual funds, and in certain states, our variable life insurance and variable annuity products, are subject to filing and other requirements under state securities laws. Federal and state securities laws and regulations are primarily intended to protect investors and generally grant broad rulemaking and enforcement powers to regulatory agencies.

In June 2019, the SEC approved a new rule, Regulation Best Interest (“Regulation BI”) and related forms and interpretations. Among other things, Regulation BI will apply a heightened “best interest” standard to broker-dealers and their associated persons, including our retail broker-dealer, Voya Financial Advisors, when they make securities investment recommendations to retail customers. Compliance with Regulation BI is required beginning June 30, 2020. We do not believe Regulation BI will have a material impact on us. We anticipate that the Department of Labor, and possibly other state and federal regulators, may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. If these additional rules are more onerous than Regulation BI, or are not coordinated with Regulation BI, the impact on us will be more substantial. Until we see the text of any such rule, it will be too early to assess that impact.

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

Other Laws and Regulations

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act creates a framework for regulating derivatives which has transformed derivatives markets and trading in significant ways. Subject to certain exceptions, certain standardized interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and collateralized with both variation and initial margin. The CFTC and the SEC are expected to designate additional types of over-the-counter ("OTC") derivatives for mandatory clearing and other trade execution requirements in the future. Uncleared OTC derivatives which have been excluded from the clearing mandate and which are used by market participants like us are now subject to additional regulatory reporting and margin requirements. Specifically, both the CFTC and federal banking regulators have established minimum margin requirements for OTC derivatives traded by either (non-bank) swap dealers or banks which qualify as swaps entities which apply to nearly all counterparties we trade with. These margin rules require mandatory exchange of variation margin for most OTC derivatives transacted by us and, if certain trading thresholds are met, will require exchange of initial margin commencing in 2021. As a result of central clearing and the margin requirements for OTC derivatives, we are required to hold more cash and highly liquid securities resulting in lower yields in order to satisfy the increase in required margin. In addition, increased capital charges imposed by regulators on non-cash collateral held by bank counterparties and central clearinghouses is expected to result in higher hedging costs, causing a reduction in income from investments. We are also observing an increasing reluctance from counterparties to accept certain non-cash collateral from us due to higher capital or operational costs associated with such asset classes that we typically hold in abundance. These developments present potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity, interest rate, currency and duration risks within many of our insurance and annuity products and investment portfolios. In addition, inconsistencies between U.S. rules and regulations and parallel regimes in other jurisdictions, such as the EU, may further increase costs of hedging or inhibit our ability to access market liquidity in those other jurisdictions.

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

Privacy Laws and Regulation

U.S. federal and state laws and regulations require all companies generally, and financial institutions, including insurance companies in particular, to protect the security and confidentiality of personal information and to notify consumers about their policies and practices relating to their collection, use, and disclosure of consumer information and the protection of the security and confidentiality of that information. The collection, use, disclosure and security of protected health information is also governed by federal and state laws. Federal and state laws also require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions to implement effective programs to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited text messages, e-mail or fax messages to consumers and customers. Federal laws and regulations also regulate the permissible uses of certain types of personal information, including consumer report information. Federal and state governments and regulatory bodies may consider additional or more detailed regulation regarding these subjects. Numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed and enacted legislation and regulations regarding privacy standards and protocols. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, which took effect on January 1, 2020. The California Attorney General has issued a preliminary draft of the regulations to be implemented pursuant to the California Consumer Privacy Act. We continue to evaluate the draft regulations and their potential impact on our operations, but depending on their implementation, we and other covered businesses may be required to incur significant expense in order to meet their requirements. Consumer privacy legislation similar to the California Consumer Privacy Act has been introduced in several other states. Should such legislation be enacted, we and other covered businesses may be required to incur significant expense in order to meet its requirements.

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

Risks Related to Our Business—General

We may not complete the Individual Life Transaction on the terms or timing currently contemplated, or at all, and the Individual Life Transaction could have negative impacts on us.

As further described under "Item 1-Business-Organizational History and Structure-Individual Life Transaction", On December 18, 2019, we entered into the Individual Life Transaction with Resolution Life US, pursuant to which Resolution Life US will acquire all of the shares of the capital stock of SLD and SLDI, including the capital stock of several subsidiaries of SLD and SLDI. Concurrently with such acquisition, our subsidiaries RLI, RLNY and VRIAC will reinsure their respective individual life and legacy annuities businesses to SLD. These transactions collectively will result in our disposition to Resolution Life US of substantially all of our life insurance and legacy non-retirement annuity businesses and related assets.

While the Individual Life Transaction is expected to close by September 30, 2020, the closing is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals, and conditions that could allow us or Resolution Life US not to close under certain funding or regulatory conditions.

Unanticipated developments could delay, prevent or otherwise adversely affect the current proposed closing, including possible problems or delays in obtaining various state insurance or other regulatory approvals, and disruptions in the capital and financial markets. Therefore, we cannot provide any assurance that the Individual Life Transaction will occur on the terms described herein or at all.

In order to position ourselves for the proposed closing, we are actively pursuing strategic, structural and process realignment and restructuring actions within our Individual Life business. These actions could lead to disruptions of our operations, loss of, or inability to recruit, key personnel needed to operate our businesses and complete the Individual Life Transaction, weakening of our internal standards, controls or procedures, and impairment of our relationship with key customers and counterparties. We have and will continue to incur significant expenses in connection with the Individual Life Transaction, whether or not it closes.

In addition, we may face difficulties attracting or retaining relationships through which we manage or reinsure our Individual Life products. Vendors or reinsurers may elect to suspend, alter, reduce or terminate their relationships with us for various reasons, including uncertainty related to the Individual Life Transaction, changes in our strategy, potential adverse developments in our business, potential adverse rating agency actions or concerns about market-related risks.

We may also not achieve certain of the benefits that we expect in connection with the Individual Life Transaction, including expected revenues from the appointment of Voya IM or its affiliated advisors as the preferred asset management partner for SLD, and the achievement of projected targets at our remaining businesses despite our additional focus on those businesses, In addition, completion of the Individual Life Transaction will require significant amounts of our management's time and effort which may divert management's attention from operating and growing our remaining businesses and could adversely affect our results of operations and financial condition.

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

In recent years, political events have had significant effects on global financial markets. These events include confrontations over trade between the United States and its traditional allies in North America and Europe, and between the United States and China, and the withdrawal by the United Kingdom from its membership in the European Union, commonly referred to as "Brexit". Adverse consequences from these or other events could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in credit, equity, foreign exchange and derivatives markets, or other adverse changes.

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

29

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

•
We are exposed to interest rate and equity risk as used in determining the discount rate and expected long-term rate of return assumptions associated with our pension and other retirement benefit obligation liability calculations. Sustained declines in long-term interest rates or equity returns could have a negative effect on the funded status of these plans and/or increase our future funding costs. We are also exposed to the actual performance of the investment assets in these plans which could differ from expectations and result in additional funding requirements.

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

Our principal sources of liquidity are fees, annuity deposits and cash flow from investments and assets, intercompany loans, and collateralized borrowing from the Federal Home Loan Bank of Boston, Federal Home Loan Bank of Des Moines and Federal Home Loan Bank of Topeka (each an "FHLB"). At the holding company level, sources of liquidity in normal markets also include a variety of short-term liquid investments and short-and long-term instruments, including credit facilities, equity securities and medium-and long-term debt. For our subsidiaries, the principal sources of liquidity are fees and insurance premiums, and cash flow from investments and assets.

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

Conversely, in periods of rapidly increasing interest rates, policy loans, withdrawals from, and/or surrenders of, life insurance and annuity contracts may increase as policyholders choose to seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investments at a time when market prices for those assets are lower because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our net income and capitalization levels. Premature withdrawals may also cause us to accelerate amortization of DAC, which would also reduce our net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create increased collateral posting requirements associated with our interest rate hedge programs and Federal Home Loan Bank funding agreements, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expense and reduce our results of operations.

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

The expected replacement of the London Interbank Offered Rate ("LIBOR") and replacement or reform of other interest rates could adversely affect our results of operations and financial condition.

Central banks throughout the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR and replacements or reforms of other interest rate benchmarks, such as EURIBOR and EONIA (the "IBORs"). It is expected that a transition away from the widespread use of such rates to alternative rates based on observable market transactions and other potential interest rate benchmark reforms will occur over the next several years. For example, the Financial Conduct Authority ("FCA"), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of LIBOR beyond 2021.

On April 3, 2018, the Federal Reserve Bank of New York commenced publication of three reference rates based on overnight U.S. Treasury repurchase agreement transactions, including the Secured Overnight Financing Rate, which has been recommended as an alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee. Further, the Bank of England is publishing a reformed Sterling Overnight Index Average, consisting of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Central bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have, or are expected to, select alternative reference rates denominated in other currencies.

The market transition away from IBORs to alternative reference rates is complex and could have a range of adverse impacts including potentially systemic disruptions to the financial markets generally, as well as adverse impacts to our results of operations and financial condition. In particular, any such transition or reform could:

•
Adversely impact the pricing, liquidity, value of, return on, and trading for a broad array of financial products, including any IBOR-linked securities, loans and derivatives that are included in our financial assets and liabilities;

•
Require extensive changes to documentation that governs or references IBOR or IBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding securities and related hedging transactions;

•	Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of IBOR with one or more alternative reference rates;

•
Result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of provisions in IBOR-based products such as fallback language or other related provisions, including in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between the IBORs and the various alternative reference rates;

•
Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from IBOR-based products to those based on one or more alternative reference rates in a timely manner, including by quantifying a value and risk for various alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.

Further, to the extent that any of our contracts contain pre-cessation fallback triggers tied to such an event, any or all of the risks noted above could be accelerated in the event that an IBOR-regulating authority such as the UK FCA announces that LIBOR (or any other IBOR) is no longer "representative" prior to the planned cessation in 2021.

Depending on several factors including those set forth above, our results of operation and financial condition could be adversely affected by the market transition or reform of certain benchmarks. Other factors include the pace of the transition to replacement of reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.

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

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. These asset classes represented 34.8% of the carrying value of our total Cash and cash equivalents and Total investments as of December 31, 2019. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

We manage a portfolio of various collateralized mortgage obligation ("CMO") tranches in combination with financial derivatives as part of a proprietary strategy we refer to as "CMO-B," as described under "Investments—CMO-B Portfolio." As of December 31, 2019, our CMO-B portfolio had $3.4 billion in total assets, consisting of notional or principal securities backed by mortgages secured by single-family residential real estate, and including interest-only securities, principal-only securities, inverse-floating rate (principal) securities, inverse interest-only securities and Agency Credit Risk Transfer securities. The CMO-B portfolio is subject to a number of market and behavior risks, including interest rate risk, prepayment risk, and delinquency and default risk associated with Agency mortgage borrowers. Interest rate risk represents the potential for adverse changes in portfolio value resulting from changes in the general level of interest rates. Prepayment risk represents the potential for adverse changes in portfolio value resulting from changes in residential mortgage prepayment speed, which in turn depends on a number of factors, including conditions in both credit markets and housing markets. As of December 31, 2019, December 31, 2018 and December 31, 2017, approximately 43.0%, 46.0%, and 43.0%, respectively, of the Company's total CMO holdings were invested in those types of CMOs, such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs. In addition, government policy changes affecting residential housing and residential housing finance, such as government agency reform and government sponsored refinancing programs, and Federal Reserve Bank purchases of agency mortgage securities could alter prepayment behavior and result in adverse changes to portfolio values. While we actively monitor our exposure to these and other risks inherent in this strategy, we cannot assure you that our hedging and risk management strategies will be effective; any failure to manage these risks effectively could materially and adversely affect our results of operations and financial condition. In addition, although our CMO-B portfolio performed well for a number of years, and particularly well since the financial crisis of 2008-09, primarily due to persistently low levels of short-term interest rates and mortgage prepayments in an atmosphere of tightened housing-related credit availability, this portfolio may not continue to perform as well in the future. A rise in home prices, the concern over further introduction of or changes to government policies aimed at altering prepayment behavior, and an increased availability of housing-related credit could combine to increase expected or actual prepayment speeds, which would likely lower interest only ("IO") and inverse IO valuations. Under these circumstances, the results of our CMO-B portfolio would likely underperform those of recent periods.

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

Our revenues from our investment management business operations are dependent on fees earned under asset management and related services agreements that we have with the clients and funds we advise. Adjusted operating revenues for this segment were $675 million for the year ended December 31, 2019, $683 million for the year ended December 31, 2018, and $731 million for the year ended December 31, 2017 and could be adversely affected if these agreements are altered significantly or terminated in the future. The decline in revenue that might result from alteration or termination of our asset management services agreements could have a material adverse impact on our results of operations or financial condition. Adjusted operating earnings before income taxes for this segment were $180 million for the year ended December 31, 2019, $205 million for the year ended December 31, 2018, and $248 million for the year ended December 31, 2017. In addition, under certain laws, most notably the Investment Company Act and the Investment Advisers Act, advisory contracts may require approval or consent from clients or fund shareholders in the event of an assignment of the contract or a change in control of the investment adviser. Were a transaction to result in an assignment or change in control, the inability to obtain consent or approval from clients or shareholders of mutual funds or other investment funds could result in a significant reduction in advisory fees.

As investment manager for certain private equity funds that we sponsor, we earn both a fixed management fee and performance-based capital allocations, or "carried interest." Our receipt of carried interest is dependent on the fund exceeding a specified investment return hurdle over the life of the fund. The profitability of our investment management activities with respect to these funds depends to a significant extent on our ability to exceed the hurdle rates and receive carried interest. To the extent that we exceed the investment hurdle during the life of the fund, we may receive or accrue carried interest, which is reported as Net investment income and net realized gains (losses) within our Investment Management segment during the period such fees are first earned. If the investment return of a fund were to subsequently decline so that the cumulative return of a fund falls below its specified investment return hurdle, we may have to reverse previously reported carried interest, which would result in a reduction to Net investment income and net realized gains (losses) during the period in which such reversal becomes due. Consequently, a decline in fund performance could require us to reverse previously reported carried interest, which could create volatility in the results we report in our Investment Management segment, and the adverse effects of any such reversals could be material to our results for the period in which they occur. We experienced such losses in the first and second quarters of 2016, for example. As of December 31, 2019, approximately $79 million of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it has been in the past and likely would be in the future difficult to value certain of our securities, such as certain mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that, although currently in active markets with significant observable data, could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment in determining fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition. As of December 31, 2019, 3%, 93% and 5% of our available-for-sale securities were considered to be Level 1, 2 and 3, respectively.

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

Fixed maturity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are therefore excluded from net income (loss). The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income (loss) when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Such realized losses or impairments may have a material adverse effect on our net income (loss) in a particular interim or annual period. For example, we recorded OTTI of $60 million, $28 million, and $20 million in net realized capital losses for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The sensitivity of our statutory reserves and surplus established for the stable value products to changes in interest rates, credit spreads and policyholder behavior will vary depending on the magnitude of these changes, as well as on the book value of assets, the market value of assets, credit losses, the guaranteed credited rates available to customers and other product features. Realization or re-measurement of these risks may result in an increase in the reserves for stable value products, and could materially and adversely affect our financial position or results of operations. In particular, in extended low interest rate environments, we bear exposure to the risk that reserves must be added to fund book value withdrawals and transfers when guaranteed annual credited rates exceed the earned rate on invested assets. In a rising interest rate environment, we are exposed to the risk of financial disintermediation through a potential increase in the level of book value withdrawals.

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

We cede life insurance policies and annuity contracts or certain risks related to life insurance policies and annuity contracts to other insurance companies using various forms of reinsurance, including coinsurance, modified coinsurance, funds withheld, monthly renewable term and yearly renewable term. However, we remain liable to the underlying policyholders, even if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to bear the entire unresolved liability for claims on the reinsured policies. In addition, a reinsurer insolvency or loss of accredited reinsurer status may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional statutory reserves.

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

The Individual Life Transaction involves a significant reinsurance component pursuant to which several of our insurance subsidiaries will have material reinsurance exposures to SLD, our Colorado-domiciled insurance subsidiary that is being acquired by Resolution Life US. Although we currently expect that these reinsurance arrangements will be coinsurance arrangements collateralized by assets in trust, there are circumstances where these arrangements may take other forms, such as coinsurance with funds withheld. The form of reinsurance could have significant effects, including on our ability to access collateral or on our consolidated accounting results under US GAAP. Although we expect that the availability of collateral assets in trust would provide us with significant security against default, there can be no assurance that such collateral would be sufficient to meet statutory reserve requirements or other financial needs in the event of any default or recapture event.

Our reinsurance recoverable balances are periodically assessed for uncollectability. There were no significant allowances for uncollectible reinsurance as of December 31, 2019 and December 31, 2018. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition. For additional information regarding our unsecured reinsurance recoverable balances, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk Related to Credit Risk" in Part II of this Annual Report on Form 10-K.

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

We have financing facilities in place for our previously written business and have remaining capacity in existing facilities to support writings through the end of 2019 or later. However certain of these facilities mature prior to the run off of the reserve liability so that we are subject to cost increases or unavailability of capacity upon the refinancing. Although a substantial amount of our reserve financing requirement will be eliminated following the closing of the Individual Life Transaction, those requirements will exist until closing, and if we are unable to close we would retain this risk. The Individual Life Transaction will also require us to unwind or restructure many of our existing reserve financing arrangements before closing, which could result in incremental expense or execution risk.

If we are unable to refinance such facilities, or if the cost of such facilities were to significantly increase, we could be required to obtain other forms of equity or debt financing in order to prevent a reduction in our statutory capitalization. We could incur higher operating or tax costs if the cost of these facilities were to significantly increase or if the cost of replacement financing were significantly higher. Any difficulties we face in unwinding or restructuring our existing facilities in connection with the Individual Life Transaction could increase our expenses and diminish the economic benefits we expect to achieve from the transaction, or could affect our ability to close in a timely manner. For more details, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities and Subsidiary Credit Support Arrangements" and "Item 1-Business-Organizational History and Structure-Individual Life Transaction".

A significant portion of our institutional funding originates from two Federal Home Loan Banks, which subjects us to liquidity risks associated with sourcing a large concentration of our funding from two counterparties.

A significant portion of our institutional funding agreements originates from the FHLB of Boston and the FHLB of Topeka. As of December 31, 2019 and 2018, for our continuing operations, we had $877 million and $657 million of non-putable funding agreements in force, respectively, in exchange for eligible collateral in the form of cash, mortgage backed securities, commercial real estate and U.S. Treasury securities. For our business held for sale, we had $927 million as of December 31, 2019 and $551 million as of December 31, 2018 related to non-putable funding agreements in-force. In addition, as of December 31, 2019, there were no borrowings from the FHLB of Des Moines.

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

Any failure to protect the privacy and confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operation.

Our businesses and relationships with customers are dependent upon our ability to maintain the privacy, security and confidentiality of our and our customers’ personal information, trade secrets and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees and agents). We are also subject to numerous federal and state laws regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. Many of our employees and contractors and the representatives of our broker-dealer subsidiaries have access to and routinely process personal information in computerized, paper and other forms. We rely on various internal policies, procedures and controls to protect the privacy, security and confidentiality of personal and confidential information that is accessible to, or in the possession of, us or our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. In 2018, we entered into a consent decree with the SEC in which the SEC alleged that VFA, our broker-dealer subsidiary, failed to maintain adequate policies and procedures to protect certain customer information that was the subject of an April 2016 intrusion into VFA's systems. Although we did not admit or deny wrongdoing, we agreed to pay the SEC a $1 million fine and consented to an independent review of VFA's compliance with SEC rules concerning protection of customer information and identity theft. If we fail in the future to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see "—Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business," and "—A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business."

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

We are highly dependent on automated telecommunications, information technology and other operational systems to record and process our internal transactions and transactions involving our customers. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors, and similar disruptions. Businesses in the United States and in other countries have increasingly become the targets of "cyberattacks," "hacking" or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, can result in significant disruptions to information technology systems and the theft of significant amounts of information as well as funds from online financial accounts, and can cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in our industry, we are subject to cybersecurity incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and other personal information we maintain, we may be at particular risk for targeting. In 2018, we entered into a consent decree with the SEC in which the SEC alleged that VFA, our broker-dealer subsidiary, failed to maintain adequate policies and procedures to protect certain customer information that was the subject of an April 2016 intrusion into VFA's systems. Although we did not admit or deny wrongdoing, we agreed to pay the SEC a $1 million fine and consented to an independent review of VFA's compliance with SEC rules concerning protection of customer information and identity theft.

We retain personal and confidential information and financial accounts in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could disrupt system operations, access, view, misappropriate, alter, or delete information in the systems, including personal information and proprietary business information, and misappropriate funds from online financial accounts. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The laws of every state require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information or that otherwise results in unauthorized disclosure or use of personal information, could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses. Numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed and enacted legislation and regulations regarding privacy standards and protocols. For example, California enacted the California Consumer Privacy Act, which took effect on January 1, 2020. The California Attorney General has issued a preliminary draft of the regulations to be implemented pursuant to the California Consumer Privacy Act. We continue to evaluate the draft regulations and their potential impact on our operations, but depending on their implementation, we and other covered businesses may be required to incur significant expense in order to meet their requirements. Consumer privacy legislation similar to the California Consumer Privacy Act has been introduced in several other states. Should such legislation be enacted, we and other covered businesses may be required to incur significant expense in order to meet its requirements.

Our third party service providers, including third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations and financial condition.

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed and enacted legislation and regulations, and issued guidance regarding cybersecurity standards and protocols. For example, in February 2017, the NYDFS issued final Cybersecurity Requirements for Financial Services Companies that require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a comprehensive cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry."  In 2018 and 2019, multiple other states have adopted versions of the NAIC Insurance Data Security Model Law. These laws, with effective dates ranging from January 1, 2019 to January 20, 2021, ensure that licensees of the Departments of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. During 2020, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

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

Future changes in facts, circumstances, tax law, including a reduction in federal corporate tax rates may result in a reduction in the carrying value of our deferred income tax asset and the RBC ratios of our insurance subsidiaries, or an increase in the valuation allowance. A reduction in the carrying value of our deferred income tax asset or the RBC ratios of our insurance subsidiaries, or an increase in the valuation allowance could have a material adverse effect on our results of operations and financial condition.

As of December 31, 2019, we have an estimated net deferred tax asset balance of $1.5 billion. Recognition of this asset has been based on projections of future taxable income and on tax planning related to unrealized gains on investment assets. To the extent that our estimates of future taxable income decrease or if actual future taxable income is less than the projected amounts, the recognition of the deferred tax asset may be reduced. Also, to the extent unrealized gains decrease, the tax benefit may be reduced. Any reduction, including a reduction associated with a decrease in tax rate, in the deferred tax asset may be recorded as a tax expense.

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

State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use captive reinsurance subsidiaries primarily to reinsure term life insurance, universal life insurance with secondary guarantees, and stable value annuity business. Our continued use of captive reinsurance subsidiaries is subject to potential regulatory changes. For example, effective January 1, 2016, the NAIC heightened the standards applicable to captives related to XXX and AXXX business issued and ceded after December 31, 2014.

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

In June 2019, the SEC approved a new rule, Regulation Best Interest (“Regulation BI”) and related forms and interpretations. Among other things, Regulation BI will apply a heightened “best interest” standard to broker-dealers and their associated persons, including our retail broker-dealer, Voya Financial Advisors, when they make securities investment recommendations to retail customers. Compliance with Regulation BI is required beginning June 30, 2020. We do not believe Regulation BI will have a material impact on us. We anticipate that the Department of Labor, and possibly other state and federal regulators, may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. If these additional rules are more onerous than Regulation BI, or are not coordinated with Regulation BI, the impact on us will be more substantial. Until we see the text of any such rule, it will be too early to assess that impact.

We may not be able to mitigate the reserve strain associated with Regulation XXX and AG38, potentially resulting in a negative impact on our capital position.

Regulation XXX requires insurers to establish additional statutory reserves for certain term life insurance policies with long-term premium guarantees and for certain universal life policies with secondary guarantees. In addition, AG38 clarifies the application of Regulation XXX with respect to certain universal life insurance policies with secondary guarantees. While we no longer issue these products, certain of our existing term insurance products and a number of our universal life insurance products are affected by Regulation XXX and AG38, respectively. Although we will transfer a substantial amount of our affected book of business in connection with the Individual Life Transaction, such transfer will not be effected until closing, and if we are unable to close we would retain this risk. In addition, even after the closing we will retain this risk in respect of policies that we do not transfer, and indirectly with respect to affected policies that we have sold through reinsurance.

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

Although we anticipate that our need to mitigate Regulation XXX and AG38 will diminish substantially after the Individual Life Transaction closes, we have currently implemented reinsurance and capital management actions to mitigate the capital impact of Regulation XXX and AG38, including the use of LOCs and the implementation of other transactions that provide acceptable collateral to support the reinsurance of the liabilities to wholly owned reinsurance captives or to third-party reinsurers. These arrangements are subject to review and approval by state insurance regulators and review by rating agencies. State insurance regulators, the NAIC and other regulatory bodies are also investigating the use of wholly owned reinsurance captives to reinsure these liabilities and the NAIC has made recent advances in captives reform. During 2014, 2015, and 2016, the NAIC adopted captives proposals applicable to captives that assume Regulation XXX and AG38 reserves. See "Our insurance businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability" above and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries—Captive Reinsurance Subsidiaries." Rating agencies may include a portion of these LOCs or other collateral in their leverage calculations, which could increase their assessment of our leverage ratios and potentially impact our ratings. We cannot provide assurance that our ability to use captive reinsurance companies to achieve the desired benefit from financing statutory reserves will not be limited or that there will not be regulatory or rating agency challenges to the reinsurance and capital management actions we have taken to date or that acceptable collateral obtained through such transactions will continue to be available or available on a cost-effective basis.

The result of these potential challenges, as well as the inability to obtain acceptable collateral, could require us to increase statutory reserves or incur higher operating and/or tax costs.

Certain of the reserve financing facilities we have put in place will mature prior to the run off of the liabilities they support. As a result, while we plan to divest or dissolve certain of our captive reinsurance subsidiaries and Arizona captives in connection with the Individual Life Transaction, we cannot provide assurance that we will be able to continue to maintain collateral support related to our captive reinsurance subsidiaries or our Arizona captives until such time. If we are unable to continue to maintain collateral support related to our captive reinsurance subsidiaries or our Arizona captives, we may be required to increase statutory reserves or incur higher operating and/or tax costs than we currently anticipate. For more details on the Individual Life Transaction, see "—Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses"; and "Item 1-Business-Organizational History and Structure-Individual Life Transaction".

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

It is possible that, as a result of, among other things, future clarifications or guidance from the IRS, other agencies, or the courts, Tax Reform could have adverse impacts, including materially adverse impacts that we cannot anticipate or predict at this time. Moreover, U.S. states that stand to lose tax revenue as a consequence of Tax Reform may enact measures that increase our tax costs. In addition, there could be other changes in tax law, as well as changes in interpretation and enforcement of existing tax laws that could increase tax costs.

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

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2018 and 2019, and a discussion of ordinary dividend capacity for 2020, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Restrictions on Dividends and Returns of Capital from Subsidiaries." Our Principal Insurance Subsidiary domiciled in Connecticut has ordinary dividend capacity for 2020. However, as a result of the extraordinary dividends it paid in 2015 , 2016, and 2017 together with statutory losses incurred in connection with the recapture and cession to one of our Arizona captives of certain term life business in the fourth quarter of 2016, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus. In addition, primarily as a result of statutory losses incurred in connection with the retrocession of our Principal Insurance Subsidiary domiciled in Minnesota of certain life insurance business in the fourth quarter of 2018, our Principal Insurance Subsidiary domiciled in Colorado has a net loss from operations for the twelve-month period ending the preceding December 31. Therefore neither our Minnesota or Colorado Principal Insurance Subsidiaries have the capacity at this time to make ordinary dividend payments to Voya Holdings and cannot make an extraordinary dividend payment to Voya Holdings Inc. without domiciliary regulatory approval, which can be granted or withheld in the discretion of the regulator.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

As of December 31, 2019, we owned or leased 75 locations totaling approximately 2.0 million square feet, of which approximately 0.8 million square feet was owned properties and approximately 1.2 million square feet was leased properties throughout the United States.

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

The declaration and payment of dividends is subject to the discretion of our Board of Directors and depends on Voya Financial, Inc.'s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Voya Financial, Inc.'s other insurance subsidiaries and other factors deemed relevant by the Board. The payment of dividends is also subject to restrictions under the terms of our junior subordinated debentures in the event we should choose to defer interest payments on those debentures. Additionally, our ability to declare or pay dividends on shares of our common stock will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A and Series B Preferred Stock for the last preceding dividend period. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources in Part II, Item 7. of this Annual Report on Form 10-K for further information regarding common stock dividends.

At February 14, 2020, there were 21 stockholders of record of common stock, which are different from the number of beneficial owners of the Company’s common stock.

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.'s repurchases of its common stock for the three months ended December 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
					(in millions)
October 1, 2019 - October 31, 2019	4,565	$50.78		—	$850
November 1, 2019 - November 30, 2019	109,468	57.52		—	850
December 1, 2019 - December 31, 2019	2,680,136	61.69	(3)	2,591,093	690
Total	2,794,169	$61.51		2,591,093	N/A
(1) In connection with exercise of vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended December 31, 2019, there were 203,076 Treasury share increases in connection with such withholding activities.
(2) On October 31, 2019, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $800. The current share repurchase authorization expires on December 31, 2020 (unless extended), and does not obligate the Company to purchase any shares. The authorization for share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.
(3) On December 19, 2019, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $200 million of the Company's common stock. Pursuant to the agreement, the Company received initial delivery of 2,591,093 shares based on the closing market price of the Company's common stock on December 18, 2019 of $61.75. This arrangement is scheduled to terminate no later than the end of first quarter of 2020, at which time the Company will settle any outstanding positive or negative share balances based on the daily volume-weighted average price of the Company's common stock.

Refer to the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K and to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for equity compensation information.

Item 6.    Selected Financial Data

The following selected financial data has been derived from the Company's Consolidated Financial Statements. The Statement of Operations data for the years ended December 31, 2019, 2018 and 2017 and the Balance Sheet data as of December 31, 2019 and 2018 have been derived from the Company's Consolidated Financial Statements included elsewhere herein. The Statement of Operations data for the years ended December 31, 2016 and 2015 and the Balance Sheet data as of December 31, 2017, 2016 and 2015 have been derived from the Company's audited Consolidated Financial Statements not included herein. Certain prior year amounts have been reclassified to reflect the presentation of discontinued operations and assets and liabilities of businesses held for sale. The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K and the Financial Statements and Supplementary Data in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	($ in millions, except per share amounts)
Statement of Operations Data:
Revenues
Net investment income	$2,792	$2,669	$2,641	$2,699	$2,678
Fee income	1,969	1,982	1,889	1,793	1,826
Premiums	2,273	2,132	2,097	2,769	2,534
Net realized capital gains (losses)	(166)	(355)	(209)	(280)	(484)
Total revenues	7,476	7,163	7,229	7,517	7,450
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	3,750	3,526	3,658	4,352	3,813
Operating expenses	2,746	2,606	2,562	2,559	2,563
Net amortization of Deferred policy acquisition costs and Value of business acquired	199	233	353	315	304
Interest expense	176	221	184	288	197
Total benefits and expenses	6,916	6,635	6,844	7,620	7,161
Income (loss) from continuing operations before income taxes	560	528	385	(103)	289
Income tax expense (benefit)	(205)	37	687	(66)	22
Income (loss) from continuing operations	765	491	(302)	(37)	267
Income (loss) from discontinued operations, net of tax	(1,066)	529	(2,473)	(261)	271
Net income (loss)	(301)	1,020	(2,775)	(298)	538
Less: Net income (loss) attributable to noncontrolling interest	50	145	217	29	130
Net income (loss) available to Voya Financial, Inc.	(351)	875	(2,992)	(327)	408
Less: Preferred stock dividends	28	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	(379)	875	(2,992)	(327)	408

Earnings Per Share
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$4.88	$2.12	$(2.82)	$(0.33)	$0.61
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(7.57)	$3.24	$(13.43)	$(1.30)	$1.20
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(2.69)	$5.36	$(16.25)	$(1.63)	$1.81

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$4.68	$2.05	$(2.82)	$(0.33)	$0.60
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(7.26)	$3.14	$(13.43)	$(1.30)	$1.19
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(2.58)	$5.20	$(16.25)	$(1.63)	$1.80

Cash dividends declared per common share	$0.32	$0.04	$0.04	$0.04	$0.04

	As of December 31,
	2019	2018	2017	2016	2015
	($ in millions)
Balance Sheet Data:
Total investments	$53,687	$50,615	$52,128	$51,427	$48,824
Assets held in separate accounts	81,670	69,931	76,108	64,827	61,825
Assets held for sale	20,069	20,045	80,389	81,978	82,859
Total assets	169,051	155,430	223,217	215,338	219,210
Future policy benefits and contract owner account balances	50,868	50,770	50,505	51,019	49,106
Short-term debt	1	1	337	—	—
Long-term debt	3,042	3,136	3,123	3,550	3,460
Liabilities related to separate accounts	81,670	69,931	76,108	64,827	61,825
Liabilities held for sale	18,498	17,903	77,060	76,386	76,770
Total Voya Financial, Inc. shareholders' equity, excluding AOCI(1)	6,077	7,606	7,278	11,074	12,012
Total Voya Financial, Inc. shareholders' equity	9,408	8,213	10,009	12,995	13,437
(1) Shareholders' equity, excluding AOCI, is derived by subtracting AOCI from Voya Financial, Inc. shareholders’ equity—both components of which are presented in the respective Consolidated Balance Sheets. For a description of AOCI, see the Accumulated Other Comprehensive Income (Loss) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. We provide shareholders’ equity, excluding AOCI, because it is a common measure used by insurance analysts and investment professionals in their evaluations.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2019, 2018 and 2017 and financial condition as of December 31, 2019 and 2018. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

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

Overview

We provide our principal products and services through three segments: Retirement, Investment Management and Employee Benefits. Corporate includes activities not directly related to our segments and certain run-off activities that are not meaningful to our business strategy.

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

Because our fee income is generally tied to account values, our profitability is determined in part by the amount of assets we have under management, administration or advisement, which in turn depends on sales volumes to new and existing clients, net deposits from retirement plan participants, and changes in the market value of account assets. Our profitability also depends on the difference between the investment income we earn on our general account assets, or our portfolio yield, and crediting rates on client accounts. Underwriting income, principally dependent on our ability to price our insurance products at a level that enables us to earn a margin over the costs associated with providing benefits and administering those products, and to effectively manage actuarial and policyholder behavior factors, is another component of our profitability.

Profitability also depends on our ability to effectively deploy capital and utilize our tax assets. Furthermore, profitability depends on our ability to manage expenses to acquire new business, such as commissions and distribution expenses, as well as other operating costs.

The following represents segment percentage contributions to total Adjusted operating revenues and Adjusted operating earnings before income taxes for the year ended December 31, 2019:

	Year Ended December 31, 2019
percent of total	Adjusted Operating Revenues	Adjusted Operating Earnings before Income Taxes
Retirement	49.2%	99.5%
Investment Management	12.3%	30.5%
Employee Benefits	36.8%	33.7%
Corporate	1.8%	(63.7)%

Business Held for Sale and Discontinued Operations

The Individual Life Transaction

On December 18, 2019, we entered into a Master Transaction Agreement (the “Resolution MTA”) with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US will acquire Security Life of Denver Company ("SLD"), Security Life of Denver International Limited ("SLDI") and Roaring River II, Inc. ("RRII") including several subsidiaries of SLD. The transaction is expected to close by September 30, 2020 and is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals.

We have determined that the legal entities to be sold and the Individual Life and Annuities businesses within these entities meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on our operations. Accordingly, the results of operations of the businesses to be sold have been presented as discontinued operations, and the assets and liabilities of the related businesses have been classified as held for sale and segregated for all periods presented in this Annual Report on Form 10-K.

During the fourth quarter of 2019, we recorded an estimated loss on sale, net of tax, of $1,108 million to write down the carrying value of the businesses held for sale to estimated fair value, which is based on the estimated sales price of the transaction, less cost to sell and other adjustments in accordance with the Resolution MTA. Additionally, the estimated loss on sale is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date. For additional information on the Transaction and the related estimated loss on sale, see Trends and Uncertainties in Part II, Item 7 of this Annual Report on Form 10-K.

Concurrently with the sale, SLD will enter into reinsurance agreements with Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and Voya Retirement Insurance and Annuity Company ("VRIAC"), each of which is a direct or indirect wholly owned subsidiary of the Company. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of the Company. We currently expect that these reinsurance transactions will be carried out on a coinsurance basis, with SLD’s reinsurance obligations collateralized by assets in trust. Based on values as of December 31, 2019, U.S. GAAP reserves to be ceded under the Individual Life Transaction (defined below) are expected to be approximately $11.0 billion and are subject to change until closing. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") will result in the disposition of substantially all of the Company's life insurance and legacy non-retirement annuity businesses and related assets. The revenues and net results of the Individual Life and Annuities businesses that will be disposed of via reinsurance are reported in businesses exited or to be exited through reinsurance or divestment which is an adjustment to our U.S. GAAP revenues and earnings measures to calculate Adjusted operating revenues and Adjusted operating earnings before income taxes, respectively.

At close, we will recognize a further adjustment to Total shareholders' equity, excluding Accumulated other comprehensive income, associated with the portion of the transaction that involves a sale through reinsurance. We currently estimate that we would realize a partially offsetting book value gain, net of DAC and tax, on the assets expected to be transferred upon execution of the arrangements, such that the total reduction in Total shareholders' equity, excluding Accumulated other comprehensive income, due to the Individual Life Transaction would be in the range of $250 million to $750 million. These impacts are subject to changes due to many factors including interest rate movements, asset selections and changes to the structure of the reinsurance transactions.

The following table presents the major components of income and expenses of discontinued operations, net of tax related to the Individual Life Transaction for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Revenues:
Net investment income	$665	$649	$672
Fee income	750	743	754
Premiums	27	27	24
Total net realized capital gains (losses)	45	(44)	(18)
Other revenue	(21)	4	(8)
Total revenues	1,466	1,379	1,424
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,065	1,050	978
Operating expenses	83	96	102
Net amortization of Deferred policy acquisition costs and Value of business acquired	153	135	176
Interest expense	10	9	8
Total benefits and expenses	1,311	1,290	1,264
Income (loss) from discontinued operations before income taxes	155	89	160
Income tax expense (benefit)	31	17	53
Loss on sale, net of tax	(1,108)	—	—
Income (loss) from discontinued operations, net of tax	$(984)	$72	$107

The 2018 Transaction

On June 1, 2018, we consummated a series of transactions (collectively, the "2018 Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 ("2018 MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd ("Athene"). As part of the 2018 Transaction, Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, acquired two of our subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"), and VIAC and other Voya subsidiaries reinsured to Athene substantially all of their fixed and fixed indexed annuities business. The 2018 Transaction resulted in the disposition of substantially all of our Closed Block Variable Annuity ("CBVA") and Annuities businesses.

During 2019, we settled the outstanding purchase price true-up amounts with VA Capital. We do not anticipate further material charges in connection with the 2018 Transaction. Income (loss) from discontinued operations, net of tax for the year ended December 31, 2019 includes a charge of $82 million related to the purchase price true-up settlement in connection with the 2018 Transaction.

Upon execution of the Individual Life Transaction including the reinsurance arrangements disclosed above, we will continue to hold an insignificant number of Individual Life, Annuities and CBVA policies. These policies are referred to in this Annual Report on Form 10-K as "Residual Runoff Business".

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the 2018 Transaction for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018 (1)	2017
Revenues:
Net investment income	$—	$510	$1,266
Fee income	—	295	801
Premiums	—	(50)	190
Total net realized capital gains (losses)	—	(345)	(1,234)
Other revenue	—	10	19
Total revenues	—	420	1,042
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	442	978
Operating expenses	—	(14)	250
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	49	127
Interest expense	—	10	22
Total benefits and expenses	—	487	1,377
Income (loss) from discontinued operations before income taxes	—	(67)	(335)
Income tax expense (benefit)	—	(19)	(178)
Loss on sale, net of tax	(82)	505	(2,423)
Income (loss) from discontinued operations, net of tax	$(82)	$457	$(2,580)
(1) Reflects Income (loss) from discontinued operations, net of tax for the five months ended May 31, 2018 (the 2018 Transaction closed on June 1, 2018).

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

Market Conditions

While extraordinary monetary accommodation has suppressed volatility in rate, credit and domestic equity markets for an extended period, global capital markets are now past peak accommodation as the U.S. Federal Reserve continues its gradual pace of policy normalization. As global monetary policy becomes less accommodative, an increase in market volatility could affect our business, including through effects on the rate and spread component of yields we earn on invested assets, changes in required reserves and capital, and fluctuations in the value of our assets under management ("AUM"), administration or advisement ("AUA"). These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation, levels of global trade, and geopolitical risk. In the short- to medium-term, the potential for increased volatility, coupled with prevailing interest rates below historical averages, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment could make it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be adversely affected by market volatility as fees driven by AUM fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. As a company with strong retirement, investment management and insurance capabilities, however, we believe the market conditions noted above may, over the long term, enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable. For additional information on our sensitivity to interest rates and equity market prices, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

Interest Rate Environment
We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•
Our continuing business general account investment portfolio, which was approximately $53 billion as of December 31, 2019, consists predominantly of fixed income investments and had an annualized earned yield of approximately 5.3% in the fourth quarter of 2019. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2020 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

Discontinued Operations

Income (loss) from discontinued operations, net of tax, for the year ended December 18, 2019 includes the estimated loss on sale for the Individual Life Transaction of $1,108 million. The estimated loss on sale represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell. The purchase price in the transaction is approximately $1.25 billion, with an adjustment based on the adjusted capital and surplus of SLD, SLDI and RRII at closing including the assumption of surplus notes.

The estimated purchase price and estimated carrying value of the legal entities to be sold as of the future date of closing, and therefore the estimated loss on sale related to the Individual Life Transaction, are subject to adjustment in future quarters until closing, and may be influenced by, but not limited to, the following factors:

•	The performance of the businesses held for sale, including the impact of mortality, reinsurance rates and financing costs;

•	Changes in the terms of the Transaction, including as the result of subsequent negotiations or as necessary to obtain regulatory approval; and

•	Other changes in the terms of the Transaction due to unanticipated developments.

The Company is required to remeasure the estimated fair value and loss on sale at the end of each quarter until the closing of the Individual Life Transaction. Changes in the estimated loss on sale that occur prior to closing of the Individual Life Transaction will be reported as an adjustment to Income (loss) from discontinued operations, net of tax, in future quarters prior to closing.

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

Stranded Costs
As a result of the 2018 Transaction and the Individual Life Transaction, the historical revenues and certain expenses of the sold businesses have been classified as discontinued operations. Historical revenues and certain expenses of the businesses that will be divested via reinsurance at closing of the Individual Life Transaction (including an insignificant amount of Individual Life and closed block non retirement annuities that are not part of the transaction) are reported within continuing operations, but are excluded from adjusted operating earnings as businesses exited or to be exited through reinsurance or divestment. Expenses classified within discontinued operations and businesses exited or to be exited through reinsurance include only direct operating expenses incurred by these businesses and then only to the extent that the nature of such expenses was such that we would cease to incur such expenses upon the close of the 2018 Transaction and the Individual Life Transaction. Certain other direct costs of these businesses, including those which relate to activities for which we have or will provide transitional services and for which we have or will be reimbursed under transition services agreements (“TSAs”) are reported within continuing operations along with the associated revenues from the TSAs. Additionally, indirect costs, such as those related to corporate and shared service functions that were previously allocated to the businesses sold or divested via reinsurance, are reported within continuing operations. These costs ("Stranded Costs") and the associated revenues from the TSAs are reported within continuing operations in Corporate, since we do not believe they are representative of the future run-rate of revenues and expenses of our continuing operations. The Stranded Costs related to the 2018

Transaction were removed in the fourth quarter of 2019 and we plan to address the Stranded Costs related to the Individual Life Transaction through a cost reduction strategy. Refer to Restructuring in Part II, Item 7 of this Annual Report on Form 10-K for more information on this program.

Carried Interest

Net investment income and net realized gains (losses), within our Investment Management segment, includes, for the current and previous periods, performance-based capital allocations related to sponsored private equity funds ("carried interest") that are subject to later reversal based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdle rates. Any such reversal could be fully or partially recovered in subsequent periods if cumulative fund performance later exceeds applicable hurdles. For the year ended December 31, 2019, our carried interest total net results were immaterial. For the year ended December 31, 2018, our carried interest total net results were a gain of $13 million. For the year ended December 31, 2017, our carried interest total net results were a gain of $35 million, including the recovery of $25 million in previously reversed accrued carried interest related to a private equity fund which experienced an increase in fund performance during 2017. For additional information on carried interest, see Risk Factors - Revenues, earnings and income from our Investment Management business operations could be adversely affected if the terms of our asset management agreements are significantly altered or the agreements are terminated, or if certain performance hurdles are not realized in Part I, Item 1A. of this Annual Report on Form 10-K.

Restructuring

Organizational Restructuring

As a result of the closing of the 2018 Transaction, we have undertaken restructuring efforts to execute the transition and reduce stranded expenses associated with our CBVA and fixed and fixed indexed annuities businesses, as well as our corporate and shared services functions ("Organizational Restructuring").

In August 2018, we announced that we were targeting a cost savings of $110 million to $130 million by the middle of 2019 to address the stranded costs of the 2018 Transaction. Additionally, in October 2018, we announced our decision to cease new sales following the strategic review of our Individual Life business, which was expected to result in cost savings of $20 million. The initiatives associated with these restructuring efforts concluded during 2019.

In November 2018, we announced that we are targeting an additional $100 million of cost savings by the end of 2020 in addition to the cost savings referenced above. These savings initiatives will improve operational efficiency, strengthen technology capabilities and centralize certain sales, operations and investment management activities. The restructuring charges in connection with these initiatives are not reflected in our run-rate cost savings estimates.

The Organizational Restructuring initiatives described above have resulted in recognition of severance and organizational transition costs and are reflected in Operating expenses in the Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. For the years ended December 31, 2019 and 2018, we incurred Organizational Restructuring expenses of $201 million and $49 million associated with continuing operations.

In addition to the restructuring costs incurred above, the anticipated reduction in employees from the execution of the initiatives described above triggered an immaterial curtailment loss and related re-measurement gain of our qualified defined benefit pension plan as of January 31, 2019, which was recorded during the first quarter of 2019.

Including the expense of $201 million for the year ended December 31, 2019, the aggregate amount of additional Organizational Restructuring expenses expected is in the range of $250 million to $300 million. We anticipate that these costs, which will include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs, will occur at least through the end of 2020.

Restructuring expenses that were directly related to the preparation for and execution of the 2018 Transaction are included in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations. For the year ended December 31, 2019, we did not incur any Organizational Restructuring expenses associated with discontinued operations as a result of the 2018 Transaction. For the year ended December 31, 2018, we incurred Organizational Restructuring expenses as a result of the 2018 Transaction of $6 million of severance and organizational transition costs, which are reflected in discontinued operations.

Pursuant to the Individual Life Transaction, we will divest or dissolve five regulated insurance entities, including its life companies domiciled in Colorado and Indiana, and captive entities domiciled in Arizona and Missouri. We will also divest Voya America Equities LLC, a regulated broker-dealer, and transfer or cease usage of a substantial number of administrative systems. As such, we will undertake further restructuring efforts to reduce stranded expenses associated with our Individual Life business as well as our corporate and shared services functions. Through the closing of the Individual Life Transaction, we anticipate incurring additional restructuring expenses directly related to the disposition. These collective costs, which include severance, transition and other costs, cannot currently be estimated but could be material.

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

For the years ended December 31, 2019, 2018 and 2017, the total of all initiatives in the 2016 Restructuring program resulted in restructuring expenses of $8 million, $30 million and $82 million, respectively, which are reflected in Operating expenses in the Consolidated Statements of Operations, but are excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of our segments.

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

•
Income (loss) related to businesses exited or to be exited through reinsurance or divestment, which includes gains and (losses) associated with transactions to exit blocks of business within continuing operations (including net investment gains (losses) on securities sold and expenses directly related to these transactions) and residual run-off activity (including an insignificant number of Individual Life, Annuities and CBVA policies that were not part of the Individual Life and 2018 Transactions). Excluding this activity, which also includes amortization of intangible assets related to businesses exited or to be exited, better reveals trends in our core business and more closely aligns Adjusted operating earnings before income taxes with how we manage our segments;

•
Income (loss) attributable to noncontrolling interest represents the interest of shareholders, other than those of Voya Financial, Inc., in consolidated entities. Income (loss) attributable to noncontrolling interest represents such shareholders' interests in the gains and losses of those entities, or the attribution of results from consolidated variable interest entities ("VIEs") or voting interest entities ("VOEs") to which we are not economically entitled;

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

•
Immediate recognition of net actuarial gains (losses) related to our pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period. We immediately recognize actuarial gains and losses related to pension and other postretirement benefit obligations gains and losses from plan adjustments and curtailments. These amounts do not reflect normal, cash-settled expenses and are not indicative of current Operating expense fundamentals; and

•
Other items not indicative of normal operations or performance of our segments or related to events such as capital or organizational restructurings undertaken to achieve long-term economic benefits, including certain costs related to debt and equity offerings, acquisition / merger integration expenses, severance and other third-party expenses associated with such activities. These items vary widely in timing, scope and frequency between periods as well as between companies to which we are compared. Accordingly, we adjust for these items as our management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of our segments.

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

66

•
Revenues related to businesses exited or to be exited through reinsurance or divestment, which includes revenues associated with transactions to exit blocks of business within continuing operation (including net investment gains (losses) on securities sold related to these transactions) and residual run-off activity (including an insignificant number of Individual Life, Annuities and CBVA policies that were not part of the Individual Life and 2018 Transactions). Excluding this activity better reveals trends in our core business and more closely aligns Adjusted operating revenues with how we manage our segments;

•
Revenues attributable to noncontrolling interest represents the interest of shareholders, other than of Voya Financial, Inc., in the revenues of consolidated entities. Revenues attributable to noncontrolling interest represents such shareholders' interests in the revenues of those entities, or the attribution of results from consolidated VIEs or VOEs to which we are not economically entitled; and

•
Other adjustments to Total revenues primarily reflect fee income earned by our broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in our segments’ operating revenues, other items where the income is passed on to third parties and the elimination of intercompany investment expenses included in Adjusted operating revenues.

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

AUA represents accumulated assets on contracts pursuant to which we either provide administrative or advisement services or product guarantees for assets managed by third parties. These contracts are not insurance contracts and the assets are excluded from the Consolidated Financial Statements. Fees earned on AUA are generally based on the number of participants, asset levels and/or the level of services or product guarantees that are provided.

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

Results of Operations - Company Consolidated

The following table presents the consolidated financial information for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Revenues:
Net investment income	$2,792	$2,669	$2,641
Fee income	1,969	1,982	1,889
Premiums	2,273	2,132	2,097
Net realized capital gains (losses)	(166)	(355)	(209)
Other revenue	465	443	379
Income (loss) related to consolidated investment entities	143	292	432
Total revenues	7,476	7,163	7,229
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	3,750	3,526	3,658
Operating expenses	2,746	2,606	2,562
Net amortization of Deferred policy acquisition costs and Value of business acquired (1)	199	233	353
Interest expense	176	221	184
Operating expenses related to consolidated investment entities	45	49	87
Total benefits and expenses	6,916	6,635	6,844
Income (loss) from continuing operations before income taxes	560	528	385
Income tax expense (benefit)	(205)	37	687
Income (loss) from continuing operations	765	491	(302)
Income (loss) from discontinued operations, net of tax	(1,066)	529	(2,473)
Net Income (loss)	(301)	1,020	(2,775)
Less: Net income (loss) attributable to noncontrolling interest	50	145	217
Less: Preferred stock dividends	28	—	—
Net income (loss) available to our common shareholders	$(379)	$875	$(2,992)
(1) Refer to DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further detail.

The following table presents information about our Operating expenses for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Operating expenses:
Commissions	$673	$643	$656
General and administrative expenses:
Net actuarial (gains)/losses related to pension and other postretirement benefit obligations	(3)	47	16
Restructuring expenses	209	79	82
Strategic Investment Program (1)	—	—	80
Other general and administrative expenses	1,977	1,943	1,862
Total general and administrative expenses	2,183	2,069	2,040
Total operating expenses, before DAC/VOBA deferrals	2,856	2,712	2,696
DAC/VOBA deferrals	(110)	(106)	(134)
Total operating expenses	$2,746	$2,606	$2,562
(1) Beginning in 2018, remaining costs of our Strategic Investment Program related to IT simplification, digital and analytics are insignificant and have been allocated to our reportable segments within Other general and administrative expenses.

The following table presents AUM and AUA as of the dates indicated:

	As of December 31,
($ in millions)	2019	2018	2017
AUM and AUA:
Retirement (2)	$440,043	$361,575	$432,341
Investment Management	272,730	250,468	274,304
Employee Benefits	1,797	1,788	1,829
Eliminations/Other	(111,783)	(102,527)	(105,492)
Total AUM and AUA(1) (2)	$602,787	$511,304	$602,982

AUM	$322,538	$281,380	$307,980
AUA (2)	280,249	229,924	295,002
Total AUM and AUA(1) (2)	$602,787	$511,304	$602,982
(1) Includes AUM and AUA related to the Individual Life and 2018 Transactions, for which a substantial portion of the assets continue to be managed by our Investment Management segment.
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

The following table presents a reconciliation of Income (loss) from continuing operations to Adjusted operating earnings before income taxes and the relative contributions of each segment to Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Income (loss) from continuing operations before income taxes	$560	$528	$385
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	25	(124)	(112)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(14)	62	46
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	98	(40)	59
Income (loss) attributable to noncontrolling interests	50	145	217
Income (loss) related to early extinguishment of debt	(12)	(40)	(4)
Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments	3	(47)	(16)
Dividend payments made to preferred shareholders	28	—	—
Other adjustments	(209)	(79)	(97)
Total adjustments to income (loss) from continuing operations before income taxes	$(31)	$(123)	$93

Adjusted operating earnings before income taxes by segment:
Retirement	$588	$701	$456
Investment Management	180	205	248
Employee Benefits	199	160	127
Corporate	(376)	(415)	(539)
Total adjusted operating earnings before income taxes	$591	$651	$292

The following table presents a reconciliation of Total revenues to Adjusted operating revenues and the relative contributions of each segment to Adjusted operating revenues for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Total revenues	$7,476	$7,163	$7,229
Adjustments:
Net realized investment gains (losses) and related charges and adjustments	18	(148)	(132)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(13)	63	46
Revenues related to businesses exited or to be exited through reinsurance or divestment	1,531	1,446	1,618
Revenues attributable to noncontrolling interests	109	214	321
Other adjustments	321	238	193
Total adjustments to revenues	$1,966	$1,813	$2,046

Adjusted operating revenues by segment:
Retirement	$2,712	$2,727	$2,538
Investment Management	675	683	731
Employee Benefits	2,026	1,849	1,767
Corporate	97	91	147
Total adjusted operating revenues	$5,510	$5,350	$5,183

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

The following table presents the adjustment to Income (loss) from continuing operations before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Other-than-temporary impairments	$(60)	$(32)	$(20)
CMO-B fair value adjustments(1)	62	(107)	(69)
Gains (losses) on the sale of securities	36	(14)	—
Other, including changes in the fair value of derivatives	(34)	11	(10)
Total investment gains (losses) including businesses to be exited through reinsurance or divestment	4	(142)	(99)
Net amortization of DAC/VOBA and other intangibles on above	10	31	16
Net investment gains (losses) including businesses to be exited through reinsurance or divestment	$14	$(111)	$(83)
Less: Net investment gains (losses) related to the businesses to be exited through reinsurance or divestment, net of DAC/VOBA and other intangibles	11	(13)	(29)
Net investment gains (losses) excluding businesses to be exited through reinsurance or divestment	$25	$(124)	$(112)
(1) For a description of our CMO-B portfolio, refer to Investments - CMO-B Portfolio in Part II, Item 7. of this Annual Report on Form 10-K.

The following table presents the adjustment to Income (loss) from continuing operations before income taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Gain (loss), excluding nonperformance risk	$(15)	$75	$63
Gain (loss) due to nonperformance risk(1)	1	(13)	(17)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	(14)	62	46
Net amortization of DAC/VOBA and sales inducements	—	—	—
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$(14)	$62	$46
(1) Refer to Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for further detail.

The following tables present businesses exited or to be exited through reinsurance or divestment adjustments to Income (loss) from continuing operations and Total revenues for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Income (loss) related to businesses exited through reinsurance or divestment	$25	$(71)	$18
Income (loss) related to businesses to be exited through reinsurance or divestment	73	31	41
Total income (loss) related to business exited or to be exited through reinsurance or divestment	$98	$(40)	$59

	Year Ended December 31,
($ in millions)	2019	2018	2017
Revenues related to businesses exited through reinsurance or divestment	$124	$(43)	$92
Revenues related to businesses to be exited through reinsurance or divestment	1,407	1,489	1,526
Total revenues related to business exited or to be exited through reinsurance or divestment	$1,531	$1,446	$1,618

The following table presents summary information related to the Income (loss) from discontinued operations, net of tax for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Income (loss) from discontinued operations, net of tax (1)
Individual Life Transaction	$(984)	$72	$107
2018 Transaction	(82)	457	(2,580)
Total	$(1,066)	$529	$(2,473)
(1) Refer to Overview in Part II, Item 7. of this Annual Report on Form 10-K for further detail.

The following table presents significant items included in Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Loss on sale, net of tax excluding costs to sell	$(1,072)	$—	$—
Transaction costs	(36)	—	—
Net results of discontinued operations (1)	93	55	54
Income tax benefit (expense)	31	17	53
Income (loss) from discontinued operations, net of tax (2)	$(984)	$72	$107
(1) Includes $31 million, $102 million and $59 million of DAC,VOBA and other intangibles unlocking for the years ended December 31, 2019, 2018 and 2017, respectively.
(2) Refer to Overview in Part II, Item 7. of this Annual Report on Form 10-K for further detail.

The following table presents significant items included in Income (loss) from discontinued operations, net of tax related to the 2018 Transaction for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Loss on sale, net of tax excluding costs to sell	$(82)	$507	$(2,392)
Transaction costs	—	(2)	(31)
Net results of discontinued operations, excluding notable items	—	339	1,072
Income tax benefit (expense)	—	19	178
Notable items in CBVA results:
Net gains (losses) related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk	—	(409)	(1,136)
Gain (loss) due to nonperformance risk	—	4	(284)
DAC/VOBA and other intangibles unlocking	—	(1)	13
Income (loss) from discontinued operations, net of tax (1)	$(82)	$457	$(2,580)
(1) Refer to Overview in Part II, Item 7. of this Annual Report on Form 10-K for further detail.

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

Consolidated - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Income (Loss)

Net investment income increased $123 million from $2,669 million to $2,792 million primarily due to:

•	the impact of the current interest rate environment on fair value adjustments;

•	higher prepayment fee income; and

•	growth in general account assets in our Retirement segment.

The increase was partially offset by:

•	lower alternative investment income primarily driven by lower yields in the current period compared to the prior period.

Fee income decreased $13 million from $1,982 million to $1,969 million primarily due to:

•	lower management and administrative fees earned in our Investment Management segment due to lower average general account AUM driven by the impact of the 2018 Transaction; and

•	margin rate compression and change in business mix in our Retirement segment.

The decrease was partially offset by:

•	an increase in full service fees in our Retirement segment driven by equity market improvements and business growth.

Premiums increased $141 million from $2,132 million to $2,273 million primarily due to:

•	higher premiums driven by growth of the stop loss, voluntary blocks and group life business in our Employee Benefits segment.

The increase was partially offset by:

•
a decline in premiums associated with our business to be reinsured due to discontinued sales and lower considerations of life contingent contracts which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholder.

Net realized capital losses decreased $189 million from $355 million to $166 million primarily due to:

•	higher Net investment gains and related charges and adjustments primarily due to interest rate and equity market movements, discussed below; and

•	gains from market value changes associated with business reinsured, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders.

The gains were partially offset by:

•	unfavorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements partially offset by gain due to nonperformance risk; and

•	gain on sale of real estate and other non-recurring items in the prior period.

Other revenue increased $22 million from $443 million to $465 million primarily due to:

•	higher performance fees in our Investment Management segment; and

•	higher revenue resulting from transition services agreements.

The increase was partially offset by:

•	lower broker-dealer revenues in our Retirement segment.

Interest credited and other benefits to contract owners/policyholders increased $224 million from $3,526 million to $3,750 million primarily due to:

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which are fully offset by a corresponding amount in Net realized capital gains (losses); and

•	growth on stop loss, voluntary blocks and group life business partially offset by lower loss ratios in our Employee Benefits segment.

The increase was partially offset by:

•
a decline in interest credited and other benefits to contract owners/policyholders associated with our business to be reinsured due to lower considerations of life contingent contracts which corresponds to a decrease in Premiums; and

•	Reserve release associated with our business to be reinsured.

Operating expenses increased $140 million from $2,606 million to $2,746 million primarily due to:

•	an increase in growth-based expenses in our Retirement, Investment Management and Employee Benefit segments;

•	higher restructuring charges in the current period; and

•	higher litigation reserves in our Retirement segment.

The increase was partially offset by:

•	litigation recovery related to a divested business in the current period;

•	lower Stranded Costs; and

•	net actuarial gain related to our pension and other postretirement benefit obligations, discussed below.

Net amortization of DAC/VOBA decreased $34 million from $233 million to $199 million primarily due to:

•	favorable amortization on our business to be reinsured driven by favorable unlocking in the current period;

•
unfavorable unlocking and amortization in the prior period driven by an update to the assumptions related to the GMIR initiatives in our Retirement segment. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further information; and

•	net favorable amortization on our business reinsured.

The decrease was partially offset by:

•	a higher net unfavorable impact of annual assumption updates. See Results of Operations - Segment by Segment in Part II, Item 7. of this Annual Report on Form 10-K; and

•	favorable amortization in the prior period due to net investment losses.

Interest expense decreased $45 million from $221 million to $176 million primarily due to:

•
debt extinguishment in connection with repurchased debt in the prior period that did not reoccur at the same level in the current period and preferred stock issuances in the fourth quarter of 2018 and second quarter of 2019. See Liquidity and Capital Resources in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Income (loss) from continuing operations before income taxes increased $32 million from $528 million to $560 million primarily due to:

•	higher Net investment gains and related charges and adjustments, discussed below;

•	Income on business exited or to be exited through reinsurance or divestment, discussed below;

•	Immediate recognition of net actuarial gain related to pension plan adjustments and curtailments, discussed below; and

•	lower losses related to early extinguishment of debt, discussed below.

The decrease was partially offset by:

•	unfavorable changes in Other adjustments due to higher restructuring charges in the current period;

•	lower Income attributable to noncontrolling interest;

•	unfavorable changes in Net guaranteed benefit hedging gains (loss) and related charges and adjustments primarily due to changes in interest rates, discussed below; and

•	lower Adjusted operating earnings before income taxes, discussed below.

Income tax expense changed $242 million from an expense of $37 million to a benefit of $205 million primarily due to:

•	a release of a portion of the valuation allowance; and

•	a change in tax credits.

The change was partially offset by:

•	a change in noncontrolling interest;

•	a change in the dividends received deduction ("DRD"); and

•	an increase in income before income taxes.

Income (loss) from discontinued operations, net of tax changed $1,595 million from income of $529 million to loss of $1,066 million primarily due to:

•	Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the current period;

•	a favorable Adjustment to the 2018 Transaction loss on sale, net of tax excluding costs to sell in the prior period;

•
a decrease in Net results from discontinued operations primarily due to favorable results in the prior period related to the 2018 Transaction partially offset by a favorable change in the Individual Life Transaction Net results from discontinued operations in the current period; and

•	Transaction costs related to the Individual Life Transaction.

The change was partially offset by:

•	Net losses related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk in businesses held for sale related to the 2018 Transaction in the prior period.

Adjusted Operating Earnings before Income Taxes

Adjusted operating earnings before income taxes decreased $60 million from $651 million to $591 million primarily due to:

•	higher expenses primarily resulting from business growth and non-recurring items in our Retirement, Investment Management and Employee Benefits segments;

•	higher benefits incurred in stop loss, voluntary blocks and group life business partially offset by lower loss ratios in our Employee Benefits segment;

•	lower average general account AUM driven by the impact of the 2018 Transaction;

•	unfavorable DAC/VOBA unlocking due to annual assumption updates in our Retirement segment;

•	lower alternative investment income; and

•	lower Net investment income in our Corporate segment due to run-off business and other non-recurring activity in the prior period.

The decrease was partially offset by:

•	higher premiums driven by growth of the stop loss, voluntary blocks and group life business in our Employee Benefits segment;

•	lower Stranded costs; and

•	higher performance fees in our Investment Management segment.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings before Income Taxes

Net investment gains (losses) and related charges and adjustments increased $149 million from a loss of $124 million to a gain of $25 million primarily due to:

•	favorable changes in CMO-B fair value adjustments as a result of equity market and interest rate movements; and

•	gains on the sale of securities in the current period.

The increase was partially offset by:

•	unfavorable changes in the fair value of derivatives;

•	higher impairments in the current period;
•favorable change in Net investment gains associated with our business to be reinsured; and
•lower favorable amortization of DAC/VOBA and sales inducements.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments decreased $76 million from a gain of $62 million to a loss of $14 million primarily due to:

•	unfavorable changes in fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of changes in interest rates.

The decrease was partially offset by:

•	favorable changes due to nonperformance risk in the current period.

Loss related to businesses exited through reinsurance or divestment increased $138 million from a loss of $40 million to a gain of $98 million primarily due to:

•	a litigation recovery related to a divested business in the current period;

•	net favorable amortization associated with business reinsured and to be reinsured in the current period; and

•	reserve release associated with the social security master death file.

The increase was partially offset by:

•	a decline in premiums due to lower considerations on life contingent contracts and discontinued sales.

Loss related to early extinguishment of debt decreased $28 million from $40 million to $12 million primarily due to:

•
higher losses in connection with repurchased and restructured debt in the prior period. See Liquidity and Capital Resources in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan adjustments and curtailments changed $50 million. See Critical Accounting Judgments and Estimates - Employee Benefits Plans in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Other adjustments increased $130 million from a loss of $79 million to a loss of $209 million primarily due to:

•	higher costs recorded in the current period related to restructuring. See Overview - Restructuring in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Consolidated - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Income (Loss)

Net investment income increased $28 million from $2,641 million to $2,669 million primarily due to:

•	higher alternative investment income.

The increase was partially offset by:

•	a recovery of previously reversed carried interest in the prior period in our Investment Management segment; and

•	lower investment income in our runoff blocks of business.

Fee income increased $93 million from $1,889 million to $1,982 million primarily due to:

•
an increase in separate account and institutional/mutual fund AUM in our Retirement segment driven by market improvements and the cumulative impact of positive net flows resulting in higher full service fees;

•	an increase in recordkeeping fees in our Retirement segment; and

•	higher management and administrative fees earned in our Investment Management segment.

The increase was partially offset by:

•	a shift in the business mix in our Retirement segment.

Premiums increased $35 million from $2,097 million to $2,132 million primarily due to:

•	higher premiums driven by growth of the voluntary and group life business partially offset by a decline in stop loss premiums in our Employee Benefits segment.

The increase was partially offset by:

•	a decline in premiums associated with our business to be reinsured due to lower considerations on life contingent contracts and discontinued sales.

Net realized capital losses increased $146 million from $209 million to $355 million primarily due to:

•	unfavorable market value changes associated with business reinsured; and

•
higher Net realized investment losses as a result of greater losses in CMO-B fair value adjustments, losses on the sale of securities, and higher impairments partially offset by gains due to changes in the fair value of derivatives.

The losses were partially offset by:

•	higher gains in the fair value of net guaranteed benefit derivatives, excluding nonperformance risk due to changes in interest rates.

Other revenue increased $64 million from $379 million to $443 million primarily due to:

•	higher broker-dealer revenues in our Retirement segment;

•	revenue resulting from a transition services agreement;

•	favorable market value adjustments on separate accounts in our Retirement segment; and

The increase was partially offset by:

•	lower performance fees in our Investment Management segment.

Interest credited and other benefits to contract owners/policyholders decreased $132 million from $3,658 million to $3,526 million as a result of the following:

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured; and

•	improvement as a result of a certain block of funding agreements in run-off during 2017.

The decrease was partially offset by:

•	higher loss ratio on group life and voluntary benefits partially offset by lower benefits incurred on stop loss in our Employee Benefits segment.

Operating expenses increased $44 million from $2,562 million to $2,606 million primarily due to:

•	higher litigation reserves related to a divested business;

•	higher net actuarial losses related to our pension and other postretirement benefit obligations;

•	higher recordkeeping expenses in our Retirement segment; and

•	higher broker-dealer expenses.

The increase was partially offset by:

•	a decline in expenses associated with our Strategic Investment Program;

•	lower expenses related to net compensation adjustments;

•	a decrease in compliance-related expenses in the current period; and

•	lower restructuring charges in the current period.

Net amortization of DAC/VOBA decreased $120 million from $353 million to $233 million primarily due to:

•	favorable impact of annual assumption updates in our Retirement segment, excluding GMIR;

•	lower unfavorable unlocking in the current period driven by an update to the assumptions related the GMIR initiatives in our Retirement segment; and

•	lower amortization as a result of the GMIR initiatives referenced above.

The decrease was partially offset by:

•	net unfavorable amortization on our business reinsured.

Interest expense increased $37 million from $184 million to $221 million primarily due to:

•	debt extinguishment in connection with repurchased debt.

Income (loss) from continuing operations before income taxes increased $143 million from $385 million to $528 million primarily due to:

•	higher Adjusted operating earnings before income taxes, discussed below; and

•	favorable changes in Other adjustments due to lower restructuring charges in the current period.

The increase was partially offset by:

•	higher Loss related to business exited through reinsurance or divestment, discussed below;

•	lower Income attributable to noncontrolling interest;

•	higher expenses related to early extinguishment of debt;

•	higher Immediate recognition of net actuarial losses related to pension and other postretirement benefit obligations and losses from plan adjustments and curtailments, discussed below; and

•	higher Net investment losses and related charges and adjustments, discussed below.

Income tax expense decreased $650 million from $687 million to $37 million primarily due to:

•	a decrease in the federal income tax rate from 35% to 21%;

•	a large Tax Reform-related expense associated with revaluing deferred tax assets in 2017 that did not recur in 2018; and

•	a change in the DRD.

The decrease was partially offset by:

•	a change in noncontrolling interest;

•	an increase in income before income taxes; and

•	a change in non-deductible expenses.

Income (loss) from discontinued operations, net of tax changed $3,002 million from loss of $2,473 million to income of $529 million primarily due to:

•	a favorable Adjustment to the loss on sale associated with the CBVA and Annuities business, net of tax excluding costs to sell in the current period; and

•	a decrease in Net losses related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk in businesses held for sale.

The increase was partially offset by:

•	a decrease in Net results of discontinued operations, excluding notable items, primarily due to the unfavorable impact of equity market movements compared to the prior period.

Adjusted Operating Earnings before Income Taxes

Adjusted operating earnings before income taxes increased $359 million from $292 million to $651 million primarily due to:

•	favorable net DAC/VOBA unlocking due to annual assumption updates as described above and lower unfavorable impact of GMIR initiatives in our Retirement segment;

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

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings before Income Taxes

Net investment gains (losses) and related charges and adjustments increased $12 million from a loss of $112 million to a loss of $124 million primarily due to:

•	greater losses on CMO-B fair value adjustments;

•	losses on the sale of securities in the current period; and

•	higher impairments in the current period.

The change was partially offset by:

•gains due to changes in the fair value of derivatives in the current period;
•unfavorable change in Net investment gains associated with our business to be reinsured; and

•	favorable changes in DAC/VOBA and other intangibles unlocking related to net investment gains and losses.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments increased $16 million from a gain of $46 million to a gain of $62 million primarily due to:

•	higher gains in the fair value of net guaranteed benefit derivatives, excluding nonperformance risk due to changes in interest rates.

Income (Loss) related to businesses exited or to be exited through reinsurance or divestment changed by $99 million from a gain of $59 million to a loss of $40 million primarily due to:

•	higher litigation reserves related to a divested business;

•	net unfavorable amortization; and

•	a decline in premiums due to lower considerations on life contingent contracts and discontinued sales.

Loss related to early extinguishment of debt of increased $36 million from $4 million to $40 million primarily due to:

•	Losses in connection with repurchased debt.

Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan adjustments and curtailments changed $31 million from a loss of $16 million to a loss of $47 million. See Critical

Accounting Judgments and Estimates - Employee Benefits Plans in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Other adjustments decreased $18 million from a loss of $97 million to a loss of $79 million primarily due to:

•	lower costs recorded in the current period related to restructuring. See Overview - Restructuring in Part II, Item 7. of this Annual Report on Form 10-K for further information; and

•	rebranding costs incurred in the prior period.

Results of Operations - Segment by Segment

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$1,750	$1,758	$1,703
Fee income(1)	852	844	744
Premiums	5	7	6
Other revenue	105	118	85
Total adjusted operating revenues	2,712	2,727	2,538
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	946	956	958
Operating expenses	1,046	959	850
Net amortization of DAC/VOBA	132	111	274
Total operating benefits and expenses	2,124	2,026	2,082
Adjusted operating earnings before income taxes (2)	$588	$701	$456
(1) Year ended December 31, 2017 excludes investment-only products, which were transfered from Corporate during the year ended December 31, 2018.
(2) Refer to DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The following table presents DAC/VOBA and other intangibles unlocking, including unlocking related to the GMIR initiative, and annual review of the assumptions, included in Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
DAC/VOBA and other intangibles unlocking	$(30)	$(1)	$(137)

The net impact of annual review of the assumptions, completed in the third quarter 2019, 2018 and 2017, resulted in unlocking of $(25) million, $48 million and $(47) million, respectively. The net unfavorable unlocking in 2019 reflects impacts related to our reduction in the long-term interest rate of 50 basis points and lower net margins. The net favorable unlocking in 2018 reflects changes in equity market assumptions partially offset by $51 million unfavorable adjustment related to the GMIR initiatives. The net unfavorable unlocking in 2017 reflects $220 million related to the GMIR initiative. Excluding the GMIR-related unlocking, the favorable DAC/VOBA unlocking from the annual review of assumptions was primarily driven by favorable liability and expense assumption changes.

Starting first quarter of 2019, Assets Under Advisement are presented in AUA, which includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets. Prior period information have been revised to conform to current period presentation.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of December 31,
($ in millions)	2019	2018	2017
Corporate markets	$73,497	$58,705	$60,495
Tax exempt markets	70,109	60,514	62,070
Total full service plans	143,606	119,219	122,565
Stable value(1) and pension risk transfer	10,298	10,815	11,982
Retail wealth management	10,843	9,099	3,644
Total AUM	164,747	139,133	138,191
AUA	275,296	222,442	294,150
Total AUM and AUA	$440,043	$361,575	$432,341
(1) Where Voya is the Investment Manager.  Stable Value assets move from AUM to AUA when Voya no longer serves as Investment Manager but continues to provide a book value guarantee.

	As of December 31,
($ in millions)	2019	2018	2017
General Account	$32,932	$33,006	$32,571
Separate Account	77,748	65,417	71,233
Mutual Fund/Institutional Funds	54,067	40,710	34,387
AUA	275,296	222,442	294,150
Total AUM and AUA	$440,043	$361,575	$432,341

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Balance as of beginning of period	$139,133	$138,191	$121,408
Transfers / Adjustments(1)	—	6,212	—
Deposits	20,563	19,474	18,014
Surrenders, benefits and product charges	(19,666)	(19,439)	(16,509)
Net flows	897	35	1,505
Interest credited and investment performance	24,717	(5,305)	15,278
Balance as of end of period	$164,747	$139,133	$138,191
(1) Reflects investment-only products which were transferred from Corporate effective January 1, 2018 and an adjustment in the three months ended June 30, 2018 to include certain Stable Value assets previously reported as AUA.

Retirement - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Adjusted operating earnings before income taxes decreased $113 million from $701 million to $588 million primarily due to:

•	higher expenses primarily resulting from business growth and non-recurring items, including the write-off previously deferred expenses related to policy acquisition cost;

•	unfavorable DAC/VOBA unlocking due to annual assumption updates; and

•	lower investment spread income.

The decrease was partially offset by:

•	higher fee revenue resulting from business growth and equity market improvements.

Retirement - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Adjusted operating earnings before income taxes increased $245 million from $456 million to $701 million primarily due to:

•	favorable changes in DAC/VOBA unlocking primarily due to annual assumption updates;

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements and the cumulative impact of positive net flows resulting in higher full service fees;

•	growth in general account assets resulting from the cumulative impact of participants' transfers from variable investment options into fixed investment options;

•	an increase in alternative investment income primarily driven by market performance; and

•	the impact of expense management efforts partially offset by higher expenses due to the growth in business.

The increase was partially offset by:

•	unfavorable DAC/VOBA unlocking due to the GMIR initiative which reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets;

•	lower investment yields, including the impact of the continued low interest rate environment;

•	lower prepayment fee income; and

•	the shift in the business mix from participants' transfers from variable investment options into fixed investment options.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$13	$29	$57
Fee income	611	635	632
Other revenue	51	19	42
Total adjusted operating revenues	675	683	731
Operating benefits and expenses:
Operating expenses	495	478	483
Total operating benefits and expenses	495	478	483
Adjusted operating earnings before income taxes	$180	$205	$248

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Year Ended December 31,
($ in millions)	2019	2018	2017
Investment Management intersegment revenues	$104	$101	$103

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of December 31,
($ in millions)	2019	2018	2017
Assets under Management
External clients:
Investment Management sourced	$99,589	$85,573	$85,804
Affiliate sourced(1)	38,785	34,372	56,476
Variable annuities(2)	28,448	27,231	—
Total external clients	166,822	147,176	142,280
General account	56,651	56,288	82,006
Total AUM	223,473	203,464	224,286
Assets under Administration(3)	49,257	47,004	50,018
Total AUM and AUA	$272,730	$250,468	$274,304
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Reflects AUM associated with the businesses divested as part of the 2018 Transaction.
(3) AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Net Flows:
Investment Management sourced	$3,948	$2,991	$5,017
Affiliate sourced	(1,348)	(2,124)	(978)
Variable annuities (1)	(2,626)	(2,519)	(4,505)
Sub-advisor replacements (2)	2,806	76	857
Total	$2,780	$(1,576)	$391
(1) Reflects net flows associated with the businesses divested as part of the 2018 Transaction.
(2) Reflects net flows mainly associated with outside managed funds.

Investment Management - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Adjusted operating earnings before income taxes decreased $25 million from $205 million to $180 million primarily due to:

•	lower average general account AUM driven by the impact of the 2018 Transaction;

•	lower investment capital returns; and

•	higher operating expenses due primarily to higher volume expenses associated with business growth.

The decrease was partially offset by:

•	higher Other revenue primarily due to higher performance and production fees earned in the current period.

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

•	an increase in average AUM driven by market improvements and the cumulative impact of positive net flows resulting in higher management and administrative fees earned.

The decrease was partially offset by:

•	higher operating expenses including higher compensation related expenses primarily associated with higher operating earnings; and

•	lower Other revenue related to performance fees earned in the current period.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$114	$114	$109
Fee income	64	69	63
Premiums	1,856	1,672	1,600
Other revenue	(8)	(6)	(5)
Total adjusted operating revenues	2,026	1,849	1,767
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,406	1,317	(1,293)
Operating expenses	405	355	(336)
Net amortization of DAC/VOBA	16	17	(11)
Total operating benefits and expenses	1,827	1,689	(1,640)
Adjusted operating earnings before income taxes (1)	$199	$160	$127
(1) Refer to DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.

In the third quarter 2019 and 2017, the net impact of the annual review of the assumptions were not material. In the third quarter 2018, the net favorable impact of the annual review of the assumptions was $1 million, of which $7 million favorable impact in Fee income was offset by $6 million unfavorable impact in Net amortization of DAC/VOBA.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Sales by Product Line:
Group life and Disability	$133	$99	$85
Stop loss	282	255	286
Total group products	415	354	371
Voluntary products	114	94	70
Total sales by product line	$529	$448	$441

Total gross premiums and deposits	$2,079	$1,872	$1,806

Group life and Disability	710	659	623
Stop loss	1,038	969	969
Voluntary	390	311	257
Total annualized in-force premiums	$2,138	$1,939	$1,849

Loss Ratios:
Group life (interest adjusted)	75.6%	79.5%	76.0%
Stop loss	78.4%	79.1%	82.7%
Total Loss Ratio	70.2%	72.5%	74.0%

Employee Benefits - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Adjusted operating earnings before income taxes increased $39 million from $160 million to $199 million primarily due to:

•higher premiums driven by growth of the stop loss, voluntary and group life blocks.

The increase was partially offset by:

•higher benefits incurred due to growth in business partially offset by lower loss ratios; and
•higher distribution expenses and commissions to support business growth.

Employee Benefits - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Adjusted operating earnings before income taxes increased $33 million from $127 million to $160 million primarily due to:

•	higher premiums driven by growth of the stop loss and voluntary business;

•	favorable group life and voluntary experience;

•	a favorable reserve refinement related to expired claims on the stop loss block; excluding the effect of this refinement, the loss ratio for stop loss is 83.7% for the current period; and

•	the current and prior periods both benefited from favorable voluntary reserve refinements.

The increase was partially offset by:

•	higher benefits incurred due to a higher loss ratio on stop loss and growth of the business; and

•	higher volume related expenses associated with growth of the stop loss and voluntary business.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$54	$56	$68
Fee income(1)	—	—	67
Premiums	3	3	3
Other revenue	40	32	9
Total adjusted operating revenues	97	91	147
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	42	32	16
Operating expenses (2)	225	290	484
Net amortization of DAC/VOBA	—	—	—
Interest Expense (3)	206	184	186
Total operating benefits and expenses	473	506	686
Adjusted operating earnings before income taxes	$(376)	$(415)	$(539)
(1) Year ended December 31, 2017 includes investment-only products, which were transferred to our Retirement segment during the year ended December 31, 2018.
(2) Includes expenses from corporate activities, and expenses not allocated to our segments. Years ended December 31, 2019 and 2018 primarily include stranded costs related to the 2018 and Individual Life Transactions and amortization of intangibles. Year ended December 31, 2017 also includes expenses related to our Strategic Investment Program and investment-only products.
(3)Includes dividend payments made to preferred shareholders.

Corporate - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Adjusted operating earnings before income taxes increased $39 million from a loss of $415 million to a loss of $376 million primarily due to:

•	lower Stranded costs; and

•	lower net compensation adjustments.

This increase was partially offset by:

•	Preferred stock dividends in the current year partially offset by lower interest expense as we converted debt to equity instruments during the fourth quarter of 2018 and second quarter of 2019; and

•	income due to run-off business and other non-recurring activity in the prior period.

Corporate - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Adjusted operating earnings before income taxes increased $124 million from a loss of $539 million to a loss of $415 million primarily related to:

•	decline in expenses associated with our Strategic Investment Program as the expense is allocated to our segments beginning in the first quarter of 2018;

•	lower net compensation adjustments;

•	a decrease in compliance-related expenses in the current period; and

•	lower Stranded costs.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included in segment Adjusted operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations, which excludes alternative investments and income that are a component of Assets held for sale, Income (loss) related to businesses exited or to be exited through reinsurance or divestment and Income (loss) from discontinued operations, net of tax, respectively, and alternative investments and income in Corporate. These alternative investments are carried at fair value, which is estimated based on the net asset value ("NAV") of these funds.

While investment income on these assets can be volatile, based on current plans, we expect to earn 9.0% on these assets over the long-term.

The following table presents the investment income for the years ended December 31, 2019, 2018 and 2017, respectively, and the average assets of alternative investments as of the dates indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Retirement:
Alternative investment income	$84	$99	$62
Average alternative investments	758	595	517
Investment Management:
Alternative investment income(1)	13	28	57
Average alternative investments	223	232	229
Employee Benefits:
Alternative investment income	10	10	6
Average alternative investments	86	57	49
(1) No amounts for carried interest were reversed or recovered in 2019. Includes the recoveries of $1 million and $25 million in 2018 and 2017, respectively, of previously reversed accrued carried interest related to a private equity fund which experienced an increase in fund performance.

DAC/VOBA and Other Intangibles Unlocking

Changes in Adjusted operating earnings before income taxes and Net income (loss) are influenced by increases and decreases in amortization of DAC, VOBA, deferred sales inducements ("DSI"), and unearned revenue ("URR"), collectively, "DAC/VOBA and other intangibles". Unlocking, described below, related to DAC, VOBA, DSI and URR, are referred to as "DAC/VOBA and other intangibles unlocking."

We amortize DAC/VOBA and other intangibles related to universal life-type contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and our overall short-term and long-term future expectations for returns available in the capital markets. At each valuation date, estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance, which is referred to as unlocking. As a result of this process, the cumulative balances of DAC/VOBA and other intangibles are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in a benefit to income ("favorable unlocking") generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. Changes in DAC/VOBA and other intangibles due to contract changes or contract terminations higher than estimated are also included in "unlocking." At each valuation date, we evaluate these assumptions and, if actual experience or other evidence suggests that earlier assumptions should be revised, we adjust the reserve balance, with a related charge or credit to Policyholder benefits. These reserve adjustments are included in unlocking associated with all our segments. An unlocking event that results in a charge to income ("unfavorable unlocking") generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedules for future periods are also adjusted.

We also review the estimated gross profits for each of our blocks of business to determine recoverability of DAC, VOBA and DSI balances each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. Refer to Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for more information.

The following table presents DAC/VOBA and other intangibles unlocking, including unlocking related to the guaranteed minimum interest rate ("GMIR initiative") and annual review of the assumptions, included in Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Retirement (1)	$(30)	$(1)	$(137)
Employee Benefits	—	(1)	(2)
Total DAC/VOBA and other intangibles unlocking	$(30)	$(2)	$(139)
(1) Includes unfavorable unlocking of $51 million and $220 million for the years ended December 31, 2018 and 2017, respectively, associated with the GMIR initiative discussed below.

The following table presents the impact on segment Adjusted operating earnings before income taxes of the annual assumption updates for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Retirement	$(25)	$48	$(47)
Employee Benefits	—	1	—
Total	$(25)	$49	$(47)

During the third quarter of 2019, 2018, and 2017, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for the Investment Management segment for which assumption reviews are not relevant). As a result of this review, we made a number of changes to our assumptions resulting in a net unfavorable impact of $25 million to Adjusted operating earnings before income taxes in the current period, compared to an favorable impact of $49 million in the third quarter of 2018 and an unfavorable impact of $47 million in the third quarter of 2017. The unlocking in third quarter 2019 was driven principally by a reduction in the long-term interest rate of 50 basis points. The unlocking in the third quarter 2018 was driven principally by the unfavorable adjustment of the GMIR initiative partially offset by favorable changes in equity market assumptions in our Retirement business. The unlocking in the third quarter 2017 was driven principally by GMIR initiative and favorable liability and expense assumption changes. For information about the impacts of the annual review of assumptions on DAC/VOBA and other intangibles and Adjusted operating earnings before income taxes related to our segments, see Results of Operations - Segment by Segment in Part II, Item 7. of this Annual Report on Form 10-K.

In 2017, we began soliciting customer consents to execute a change to reduce the GMIR initiative applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets and resulted in unfavorable unlocking during 2017 and 2018. The unfavorable unlocking for 2018 and 2017 was $51 million and $220 million, respectively and was recorded in Net amortization of DAC/VOBA. Of these amounts, $8 million and $92 million were reflected in the annual assumption updates described above for 2018 and 2017, respectively.

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

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Beginning cash and cash equivalents balance	$209	$244	$257
Sources:
Proceeds from loans from subsidiaries, net of repayments	65	—	408
Dividends and returns of capital from subsidiaries	1,064	1,207	1,093
Repayment of loans to subsidiaries, net of new issuances	—	111	87
Proceeds from 2024 Notes offering	—	—	399
Proceeds from 2048 Notes offering	—	350	—
Proceeds from issuance of preferred stock, net	293	319	—
Amounts received from subsidiaries under tax sharing agreements, net	—	63	—
Refund of income taxes, net	128	—	154
Proceeds from sale of equity securities, net	121	—	—
Sale of short-term investments	—	212	—
Other, net	15	1	—
Total sources	1,686	2,263	2,141
Uses:
Repurchase of Senior Notes	97	266	490
Premium paid and other fees related to debt extinguishment	9	20	4
Payment of interest expense	136	152	138
Capital provided to subsidiaries	3	55	467
Repayments of loans from subsidiaries, net of new issuances	—	414	—
New issuances of loans to subsidiaries, net of repayments	85	—	—
Amounts paid to subsidiaries under tax sharing arrangements, net	123	—	104
Payment of income taxes, net	—	1	—
Debt issuance costs	—	6	3
Common stock acquired - Share repurchase	1,136	1,025	923
Share-based compensation	22	14	8
Dividends paid on preferred stock	28	—	—
Dividends paid on common stock	44	6	8
Maturity of 2018 Notes	—	337	—
Acquisition of equity securities, net	—	2	9
Total uses	1,683	2,298	2,154
Net increase (decrease) in cash and cash equivalents	3	(35)	(13)
Ending cash and cash equivalents balance	$212	$209	$244

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

Since 2014, our Board of Directors has periodically renewed our authority to repurchase our shares. On May 2, 2019, the Board of Directors provided share repurchase authorization, increasing the aggregate of our common stock authorized for repurchase by $500 million. On October 31, 2019, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate of our common stock authorized for repurchase by $800 million. The additional share repurchase authorization expires on December 31, 2020 (unless extended) and does not obligate us to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time. As of December 31, 2019 , we were authorized to repurchase shares up to an aggregate purchase price of $690 million.

The following table presents repurchases of our common stock through share repurchase agreements with third-party financial institutions for the year ended December 31, 2019 and December 31, 2017. We did not enter into any share repurchase agreements in 2018.

2019
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
January 3, 2019	$250	5,059,449	April 4, 2019	290,765	5,350,214
April 9, 2019	$236	3,593,453	June 4, 2019	879,199	4,472,652
June 19, 2019	$200	2,963,512	August 6, 2019	695,566	3,659,078
December 19, 2019	$200	2,591,093	(1)	(1)	(1)
(1)This arrangement is scheduled to terminate no later than the end of first quarter of 2020, at which time we will settle any outstanding positive or negative share balances based on the daily volume-weighted average price of our common stock.

2017
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
March 9, 2017	$150	—	April 12, 2017	3,986,647	3,986,647
December 26, 2017	$500	7,821,666	March 26, 2018	1,947,413	9,769,079
The following table presents repurchases of our common stock through open market repurchases for the year ended December 31, 2019, 2018 and 2017.

($ in millions)	Year Ended December 31,
	2019	2018	2017
Shares of common stock	4,926,775	20,843,047	7,437,994
Payment	$250	$1,025	$273

The following table summarizes our payment of common dividends and repurchases of common shares:

($ in millions)	Year Ended December 31,
	2019	2018	2017
Dividends paid on common shares	$44	$6	$8
Repurchases of common shares (at cost)	1,096	1,125	1,023
Total	$1,140	$1,131	$1,031

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

As of December 31, 2019, we had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the year ended December 31, 2019:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,132	$—	$(96)	$3	$3,039
Windsor property loan	5	—	—	(1)	4
Subtotal	3,137	—	(96)	2	3,043
Less: Current portion of long-term debt	1	—	—	—	1
Total long-term debt	$3,136	$—	$(96)	$2	$3,042

As of December 31, 2018, we had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the year ended December 31, 2018:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,455	$350	$(672)	$(1)	$3,132
Windsor property loan	5	—	—	—	5
Subtotal	3,460	350	(672)	(1)	3,137
Less: Current portion of long-term debt	337	—	(337)	1	1
Total long-term debt	$3,123	$350	$(335)	$(2)	$3,136

As of December 31, 2019, we were in compliance with our debt covenants.

Preferred Stock

On June 11, 2019, we issued 300,000 shares of 5.35% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B ("the Series B preferred stock"), with a $0.01 par value per share and a liquidation preference of $1,000 per share, represented by 12,000,000 Depository Shares each representing a 1/40th interest in a share of the Series B preferred stock, for aggregate net proceeds of $293 million.

On September 12, 2018, we issued 325,000 shares of 6.125% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A (“the Series A preferred stock”), with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate net proceeds of $319 million.
Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A and Series B preferred stock for the last preceding dividend period.

During the year ended December 31, 2019, we declared and paid dividends of $20 million and $8 million on the Series A and Series B preferred stock, respectively. During the year ended December 31, 2018, there were no declarations or payments of dividends on preferred stock. As of December 31, 2019, there were no preferred stock dividends in arrears. See the Shareholders' Equity Note in Part II, Item 8. of this Annual Report on Form 10-K for further information.

Senior Notes

As of December 31, 2019 and 2018, Voya Financial, Inc. had four and five series of senior notes (collectively, the "Senior Notes"), respectively, with aggregate outstanding principal amount of $1.6 billion and $1.7 billion, respectively. The Senior Notes are guaranteed by Voya Holdings. We are permitted to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

On July 12, 2019, we completed the redemption of our remaining $97 million aggregate principal amount of 5.5% Senior Notes due 2022 (the "2022 Notes"). In connection with this transaction, we incurred a loss on debt extinguishment of $9 million for the year ended December 31, 2019, which was recorded in Interest Expense in the Consolidated Statements of Operations.

Junior Subordinated Notes

As of December 31, 2019 and 2018, Voya Financial, Inc. had two series of junior subordinated notes (collectively, the "Junior Subordinated Notes") with aggregate outstanding principal amount of $1.1 billion, respectively. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

Aetna Notes

As of December 31, 2019 and 2018, Voya Holdings was the obligor under three series of debentures (collectively, the "Aetna Notes") with aggregate outstanding principal amount of $358 million, respectively, which were issued by a predecessor of Voya Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust subsidiary, has outstanding $13 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the "Equitable Notes"). ING Group, our previous corporate parent, guarantees the Aetna Notes. The Equitable Notes are also guaranteed by Voya Financial, Inc.

Concurrent with the completion of our Initial Public Offering ("IPO"), we entered into a shareholder agreement with ING Group that governs certain aspects of our continuing relationship. Pursuant to that agreement, we are obligated to reduce the aggregate outstanding principal amount of Aetna Notes to no more than zero as of December 31, 2019, or otherwise to make provision for ING Group's guarantee of any outstanding Aetna Notes in excess of such amounts.

Our obligation to ING Group with respect to the Aetna Notes can be met, at our option, through redemptions, repurchases or by posting collateral with a third-party collateral agent, for the benefit of ING Group.

If we fail to meet these obligations to ING Group, we have agreed to pay a prescribed quarterly fee (1.25% per quarter for 2020) to ING Group based on the outstanding principal amount of Aetna Notes for which provision has not been made, in excess of the limits set forth above.

As of December 31, 2019 and 2018, the amounts of collateral required to avoid the payment of a fee to ING Group were $358 million and $258 million, respectively.

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

Senior Unsecured Credit Facility

Prior to November 1, 2019, we had a $1.0 billion senior unsecured credit facility which was set to expire on May 6, 2021. The facility provided $1.0 billion of committed capacity for issuing letters of credit and also included a revolving credit borrowing sublimit of $750 million. As of September 30, 2019, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, Voya Financial, Inc. was required to maintain a minimum net worth of $6.6 billion, which may increase upon any future equity issuances by us.

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

The following table summarizes our credit facilities as of December 31, 2019:

($ in millions)
Obligor / Applicant	Business Supported	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	11/01/2024	$500	$—	$500
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. / SLDI	Other(4)	Unsecured	Uncommitted	12/31/2020	300	58	—
Voya Financial, Inc. / SLDI	Retirement(1)	Unsecured	Committed	03/20/2022	250	242	8
Voya Financial, Inc. / SLDI	Individual Life(3)	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / SLDI	Individual Life(3)	Unsecured	Committed	07/01/2037	1,725	1,606	119
Voya Financial, Inc. / Roaring River LLC	Individual Life(3)	Unsecured	Committed	10/01/2025	425	392	33
Voya Financial, Inc. / Roaring River IV, LLC	Individual Life(3)	Unsecured	Committed	12/31/2028	565	357	208
Voya Financial, Inc.	Individual Life(4)	Unsecured	Committed	12/09/2024	300	250	50
Voya Financial, Inc.	Individual Life/Retirement/Other(4)	Unsecured	Committed	02/11/2022	300	300	—
SLDI	Hannover Re(2)	Unsecured	Committed	10/29/2023	61	51	10
Voya Financial, Inc.	Hannover Re(2)(4)	Unsecured	Uncommitted	04/27/2021	125	125	—
Total					$5,036	$3,857	$928
N/A- Not Applicable
(1) On January 10, 2020, the facility was cancelled.
(2) Individual Life Reinsurance business acquired by Hannover Re in 2009 via indemnity reinsurance, see "Reinsurance" below for further information.
(3) These facilities will be terminated as a result of the sale of SLD and SLDI to Resolution. Fees associated with these facilities for the years ended December 31, 2019, 2018 and 2017 were $22 million, $23 million and $24 million, respectively.
(4) In December 2019 and January 2020, these facilities were amended to include terms which require us to maintain a minimum net worth of $6.15 billion. The minimum net worth may increase upon any future equity issuances by us.

Total fees associated with credit facilities for the years ended December 31, 2019, 2018 and 2017 were $34 million, $34 million and $50 million, respectively.

Voya Financial, Inc. Credit Support of Subsidiaries

In addition to our Senior Unsecured Credit Facility, Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries in which Voya Financial is either a primary obligor or provides a financial guarantee. As of December 31, 2019, such facilities provided for up to $4.4 billion of capacity, of which $3.6 billion was utilized.

We also provide credit support to our Roaring River IV, LLC ("Roaring River IV") captive reinsurance subsidiary through a surplus maintenance agreement with a third-party bank in connection with a financing arrangement involving $565 million of statutory reserves which matures December 31, 2028. The reimbursement agreement requires Voya Financial, Inc. to cause capital to be maintained in Roaring River IV Holding LLC, the intermediate holding company of Roaring River IV, and in Roaring River IV. These amounts will vary over time based on a percentage of Roaring River IV in force life insurance. Upon closing the transaction, we expect to unwind this financing arrangement, and this guarantee will therefore terminate .

In addition, we provide guarantees to certain of our subsidiaries to support various business requirements:

•
Under the Buyer Facility Agreement put into place by Hannover Re, Voya Financial, Inc. and SLDI have contingent reimbursement obligations and Voya Financial, Inc. has guarantee obligations, up to the full $2.9 billion principal amount of the note and one $600 million letter of credit issued pursuant to the agreement, if SLD or SLDI were to direct the sale or liquidation of the note other than as permitted by the Buyer Facility Agreement, or fail to return reinsurance collateral (including the note) upon termination of the Buyer Facility Agreement or as otherwise required by the Buyer Facility Agreement. In addition, Voya Financial, Inc. has agreed to indemnify Hannover Re for any losses it incurs in the event that SLD or SLDI were to exercise offset rights unrelated to the Hannover Re block. We expect to restructure this guarantee arrangement in connection with the Individual Life Transaction.

•
Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent for the amount of the statutory reserves assumed by SLD. The current amount of reserves outstanding as of December 31, 2019 is $13 million. We expect to restructure this guarantee arrangement in connection with the Individual Life Transaction.

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

We did not recognize any asset or liability as of December 31, 2019 and 2018 in relation to intercompany indemnifications, guarantees or support agreements. As of December 31, 2019 and 2018, no circumstances existed in which we were required to currently perform under these arrangements.

Securities Lending

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions for short periods of time. We have the right to approve any institution with whom the lending agent transacts on our behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies us against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2019 and 2018, the fair value of loaned securities was $1,159 million and $1,237 million, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, collateral retained by the lending agent and invested in liquid assets on our behalf was $1,055 million and $1,190 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, liabilities to return collateral of $1,055 million and $1,190 million, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets.

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

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2019, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions was $66 million, respectively. As of December 31, 2018, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions was $45 million, respectively. As of December 31, 2019 and 2018, we did not have any securities pledged in dollar rolls.

We also enter into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. We require that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing the replacement assets. As of December 31, 2019 and 2018, we did not have any securities pledged under reverse repurchase agreements.

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

FHLB

We are currently a member of the FHLB of Boston and the FHLB of Des Moines. We are required to maintain a collateral deposit to back any funding agreements issued by the FHLB. We have the ability to obtain funding from the FHLBs based on a percentage of the value of our assets and subject to the availability of eligible collateral. The limits across all programs are up to an amount that corresponds to the lending value of assets that can be pledged to the FHLB Boston which is limited to total statutory surplus of VRIAC and lending value of assets that can be pledged to the FHLB Des Moines which is limited to 30% of the total assets of the general and separate accounts of RLI. Furthermore, collateral is pledged based on the outstanding balances of FHLB funding agreements. The amount varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, mortgage securities, commercial real estate and U.S. treasury securities are pledged to the FHLBs. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of assets are monitored and additional collateral is either pledged or released as needed. Additionally, SLD is currently a member of FHLB of Topeka. Our capacity under this facility will transfer to Resolution Life with the sale of SLD under the Individual Life Transaction.

Our maximum borrowing capacity for our continuing operations under the FHLB of Boston and the FHLB of Des Moines was $7.8 billion as of December 31, 2019, and does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLBs' credit assessment. As of December 31, 2019 and 2018, we had $877 million and $657 million in non-putable FHLB funding agreements, respectively, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, we had assets with a market value of approximately $1,211 million and $771 million, respectively, which collateralized the FHLB funding agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of December 31, 2019, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.9 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of December 31, 2019, Voya Financial, Inc. had $69 million in outstanding borrowings from subsidiaries and had loaned $164 million to its subsidiaries.

Collateral - Derivative Contracts

Under the terms of our over-the-counter ("OTC") Derivative ISDA agreements, we may receive from, or deliver to, counterparties, collateral to assure that the terms of the International Swaps and Derivatives Association, Inc. ("ISDA") agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan and repurchase agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2019, we held $9 million and $82 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2018, we held $27 million and $16 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2019, we delivered $183 million of securities and held no securities as collateral. As of December 31, 2018, we delivered $180 million of securities and held no securities as collateral.

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

With respect to our credit facility and derivative agreements, based on the amount of credit outstanding as of December 31, 2019, a one-notch or two-notch downgrade in Voya Financial, Inc.’s credit ratings by S&P or Moody's would not have resulted in an additional increase in our collateral requirements.

With respect to certain SLD reinsurance agreements, based on the amount of reinsurance outstanding as of December 31, 2019 and December 31, 2018, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $13 million and $14 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

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

Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
	("A.M. Best") (1)	("Fitch") (2)	("Moody's") (3)	("S&P") (4)
Long-term Issuer Credit Rating/Outlook:
Voya Financial, Inc.	withdrawn	BBB+/stable	Baa2/stable	BBB+/stable

Financial Strength Rating/Outlook:
Voya Retirement Insurance and Annuity Company	(5)	A/stable	A2/stable	A+/stable
Security Life of Denver Insurance Company	(5)	A/stable	A3/Under Review	A+/stable
ReliaStar Life Insurance Company	A/stable	A/stable	A2/stable	A+/stable
ReliaStar Life Insurance Company of New York	A/stable	A/stable	A2/stable	A+/stable
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

Ratings actions and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2018 through December 31, 2019 and subsequently through the date of this Annual Report on Form 10-K are as follows:

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

•
On December 18, 2019, Moody's downgraded the financial strength rating of Security Life of Denver Insurance Company from A2, Stable to A3 and placed the rating on review for downgrade. The ratings of Voya Financial, Inc. and those of its other affiliates are not included in this rating action.

Reinsurance

We reinsure our business through a diversified group of well capitalized, highly rated reinsurers. However, we remain liable to the extent our reinsurers do not meet their obligations under the reinsurance agreements.We monitor trends in arbitration and any litigation outcomes with our reinsurers. Collectability of reinsurance balances are evaluated by monitoring ratings and evaluating the financial strength of our reinsurers. Large reinsurance recoverable balances with offshore or other non-accredited reinsurers are secured through various forms of collateral, including secured trusts, funds withheld accounts and irrevocable LOCs.

The S&P financial strength rating of our reinsurers with our largest reinsurance recoverable balances are AA- rated or better. These reinsurers are (i) Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York and subsidiaries of Lincoln National Corporation ("Lincoln"). Only those reinsurance recoverable balances where recovery is deemed probable are recognized as assets on our Consolidated Balance Sheets.

In 1998, in order to divest of a block of the individual life business, we entered into an indemnity reinsurance agreement with a subsidiary of Lincoln, which established a trust to secure its obligations to us under the reinsurance transaction. Of the Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets, $1.3 billion and $1.4 billion as of December 31, 2019 and 2018, respectively, is related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement.

Pursuant to the terms of the 2018 MTA disclosed in the Overview section of the Management’s Discussion and Analysis in Item 7. of Part II of the Annual Report on Form 10-K and prior to the closing of the Transaction, the Company entered into the following reinsurance transactions:

•	VIAC recaptured from the Company the CBVA business previously assumed by Roaring River II, Inc., a subsidiary of the Company.

•
Our company, through one of our subsidiaries ceded, under modified coinsurance agreements, as amended, fixed and fixed indexed annuity reserves of $451 million to Athene Life Re, Ltd. ("ALRe"). Under the terms of the agreements, ALRe contractually assumed the policyholder liabilities and obligations related to the policies, although we remain obligated to the policyholders. Upon the consummation of the agreements, we recognized no gain or loss in the Consolidated Statements of Operations.

•
Our company, through one of our subsidiaries, assumed, under coinsurance and modified coinsurance agreements, certain individual life and deferred annuity policies from VIAC. Upon the consummation of the agreements, we recognized no gain or loss in the Consolidated Statements of Operations. As of December 31, 2019 and 2018, assumed reserves related to these agreements were $782 million and $837 million, respectively.

As a result of the Individual Life Transaction described in the Overview section of the Management's Discussion and Analysis in Part II, Item 7. of the Annual Report on Form 10-K, the following reinsurance transactions have been reported as held for sale in our Consolidated Financial Statements:

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

On November 19, 2008, an existing reinsurance agreement between Scottish Re (U.S.), Inc. ("SRUS") and Ballantyne Re, an Irish public limited company ("Ballantyne Re"), concerning a portion of the business that was originally ceded to Scottish Re as part of the 2004 Transaction, was novated with the result that SLD was substituted for SRUS as the ceding company to Ballantyne Re and made the sole beneficiary of the trust established by to support the reserve requirements of the ceded business. On April 12, 2019, SLD entered into a Lock-Up Support Agreement (the "Lock-Up Agreement") with Ballantyne Re, certain other companies, and holders of certain notes issued by Ballantyne Re in connection with the restructuring of Ballantyne Re. Under the terms of the Lock-Up Agreement, SLD agreed, subject to certain conditions, to enter into a novation and related agreements (the "Novation"). The Novation occurred on June 12, 2019 with the result that Swiss Re Life & Health America Inc. ("Swiss Re") was substituted for Ballantyne Re as the reinsurer effective April 1, 2019. As part of the Novation, Swiss Re established a trust account with assets supporting its reinsurance obligation to SLD. The Novation did not change SLD's reinsurance coverage related to the reinsured business. As of December 31, 2019, trust assets with a market value of $559 million supported reserves of $528 million.

Effective January 1, 2009, we entered into the Master Purchase Agreement ("MPA") with Scottish Re and Hannover Re such that Hannover Re acquired the individual life reinsurance business from Scottish Re. Of the Assets held for sale on the Consolidated Balance Sheets, $2.1 billion and $2.4 billion as of December 31, 2019 and 2018, respectively, is related to the reinsurance recoverable from Hannover Re under this reinsurance agreement. As of December 31, 2018, the premium deficiency reserve established in 2017 related to the business assumed was $0.3 billion and had no impact on the Consolidated Statements of Operations as the business is 100% reinsured.

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

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by our U.S. insurance subsidiaries to their respective parents. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or "extraordinary" dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under the insurance laws of our principal insurance subsidiaries domiciled in Connecticut and Minnesota (these insurance subsidiaries, together with our insurance subsidiary domiciled in Colorado, are referred to collectively, as our "Principal Insurance Subsidiaries"), no dividend or other distribution exceeding an amount equal to an insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval. Our Principal Insurance Subsidiary domiciled in Connecticut has ordinary dividend capacity for 2020. However, as a result of the extraordinary dividends it paid in 2015, 2016 and 2017, together with statutory losses incurred in connection with the recapture and cession to one of our Arizona captives of certain term life business in the fourth quarter of 2016, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus. In addition, primarily as a result of statutory losses incurred in connection with the retrocession of our Principal Insurance Subsidiary domiciled in Minnesota of certain life insurance business in the fourth quarter of 2018, our Principal Insurance Subsidiary domiciled in Colorado has a net loss from operations for the twelve-month period ending the preceding December 31. Therefore, neither our Minnesota nor Colorado Principal Insurance Subsidiaries have the capacity at this time to make ordinary dividend payments. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

For a summary of applicable laws and regulations governing dividends, see the Insurance Subsidiaries Dividend Restrictions section of the Insurance Subsidiaries Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

The following table summarizes dividends permitted to be paid by our Principal Insurance Subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval and dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Permitted without Approval		Dividends Paid		Extraordinary Distributions Paid
			Year Ended December 31,		Year Ended December 31,
($ in millions)	2020	2019	2019	2018	2019	2018
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company (CT)	$295	$396	$396	$126	$—	$—
Security Life of Denver Insurance Company (CO)	—	—	—	52	—	—
ReliaStar Life Insurance Company (MN)	—	—	—	—	360	—

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies. For the years ended December 31, 2019 and 2018, dividends net of capital contributions received by Voya Financial, Inc. and Voya Holdings from non-life subsidiaries were $78 million and $114 million, respectively.

On March 27, 2019, RRII paid a dividend of $152 million to SLDI, which in turn paid a dividend of $170 million to Voya Financial. On December 31, 2019, RRII paid a dividend of $2 million to SLDI, which in turn paid a dividend of $58 million to Voya Financial.

Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries

Each of our wholly owned Principal Insurance Subsidiaries is subjected to minimum risk based capital ("RBC") requirements established by the insurance departments of their applicable state of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the NAIC, to RBC requirements, as defined by the NAIC. Each of our U.S. insurance subsidiaries exceeded the minimum RBC requirements that would require regulatory or corrective action for all periods presented herein. Our estimated RBC ratio on a combined basis for our Principal Insurance Subsidiaries, with adjustments for certain intercompany transactions, was approximately 490% as of December 31, 2019. As a result of Tax Reform, the NAIC updated the factors affecting RBC requirements, including ours, to reflect the lowering of the top corporate tax rate from 35% to 21%. Adjusting these factors in light of Tax Reform resulted in an increase in the amount of capital we are required to maintain to satisfy our RBC requirements. During the fourth quarter of 2018, we also established a new RBC target of 400%.

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

The following table summarizes the ratio of TAC to CAL on a combined basis primarily for our Principal Insurance Subsidiaries, with adjustments for certain intercompany transactions, as of the dates indicated below:

($ in millions)			($ in millions)
As of December 31, 2019			As of December 31, 2018
CAL	TAC	Ratio	CAL	TAC	Ratio
$1,046	$5,126	490%	$1,072	$5,129	478%

For additional information regarding RBC, see Business-Regulation-Insurance Regulation in Part I, Item 1. of this Annual Report on Form 10-K.

As of December 31, 2019, SLD had the following surplus notes outstanding to its affiliate SLDI Georgia Holdings, Inc. "(Georgia Holdings").

Issuance Date	Maturity	2019	2018
12/21/1994	4/15/2021	$40	$60
12/19/2000	4/15/2021	26	39
4/15/2017	4/15/2042	61	61
4/15/2018	4/15/2043	62	62
4/15/2019	4/15/2044	63	—

Upon the closing of the Resolution MTA, Voya Financial, Inc., through one of its affiliates, will retain surplus notes issued by SLD in the amount of $123 million under modified terms.

Captive Reinsurance Subsidiaries

Uncertainties associated with our continued use of affiliated captive reinsurance subsidiaries are primarily related to potential regulatory changes. For example, effective January 1, 2016, the NAIC heightened the standards applicable to captives related to XXX and AXXX business issued and ceded after December 31, 2014. The NAIC left for future action application of the standards to captives that assume variable annuity business.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As of December 31, 2019, the following table presents our on- and off- balance sheet contractual obligations due in various periods. The payments reflected in this table are based on our estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Purchase obligations(1)	$1,016	$972	$44	$—	$—
Reserves for insurance obligations(2)(3)	62,689	4,031	6,581	6,962	45,115
Retirement and other plans(4)	1,668	149	299	317	903
Short-term and long-term debt obligations(5)	6,652	166	309	473	5,704
Operating leases(6)	187	33	64	49	41
Finance leases(7)	65	21	42	2	—
Securities lending, repurchase agreements and collateral held(8)	1,519	1,453	—	—	66
Total(9)	$73,796	$6,825	$7,339	$7,803	$51,829

Contractual Obligations of businesses held for sale:
Purchase obligations(1)	$305	$294	$11	$—	$—
Reserves for insurance obligations	33,353	224	924	1,102	31,103
Securities lending and repurchase agreements(8)	241	241	—	—	—
Total(9)	$33,899	$759	$935	$1,102	$31,103
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
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting consistent with assumptions used in amortizing DAC. Estimated cash payments are undiscounted for the time value of money. Accordingly, the sum of cash flows presented of $62.7 billion significantly exceeds the sum of Future policy benefits and Contract owner account balances of $50.9 billion recorded on our Consolidated Balance Sheets as of December 31, 2019. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
(3) Contractual obligations related to certain closed blocks, with reserves in the amount of $1.5 billion, have been excluded from the table because the blocks were divested through reinsurance contracts and collateral is provided by third parties that is accessible by us. Although we are not relieved of legal liability to the contract holder for these closed blocks, third-party collateral of $1.7 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(7) Finance lease obligation is associated with a service contract.
(8) Securities loan, repurchase agreements, and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative and cleared derivative contracts as well as the obligations related to borrowings under repurchase agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements and collateral held include off-balance sheet non-cash collateral of $146 million and $0 million, respectively.
(9) Unrecognized tax benefits are excluded from the table due to immateriality. In addition, in 2015 we entered into a put option agreement with a Delaware trust that gives Voya Financial, Inc. the right, at any time over a 10-year period, to issue up to $500 million of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See Liquidity-Put Option Agreement for Senior Debt Issuance for more information on this agreement.

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

Estimated loss on businesses held for sale

On December 18, 2019, we entered into the Resolution MTA with Resolution Life US pursuant to which Resolution Life US will acquire all of the shares of the capital stock of SLD and SLDI, including the capital stock of several subsidiaries of SLD and SLDI. This transaction will result in the sale of a significant portion of of our Individual Life business as well as the fixed and variable Annuities business associated with the subsidiaries sold. We have determined that the businesses to be disposed via sale meet the criteria to be classified as held for sale and the sale represents a strategic shift that will have a major effect on our operations. Accordingly, the results of operations of the businesses to be sold have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and the assets and liabilities of the businesses have been classified as held for sale and segregated for all periods presented in the Consolidated Balance Sheets. A business classified as held for sale is recorded at the lower of its carrying value or estimated fair value less cost to sell. If the carrying value exceeds its estimated fair value less cost to sell, a loss is recognized. Transactions between the businesses held for sale and businesses in continuing operations that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and the assets, liabilities and results of the businesses held for sale. In connection with the this transaction, we recorded an estimated loss on sale, net of tax, of $1,108 million in the fourth quarter of 2019. The estimated loss on sale, net of tax is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date, which is expected to take place by September 30, 2020. For additional information on the Individual Life Transaction and the related estimated loss on sale, net of tax, see Trends and Uncertainties in Part II, Item 7. of this Annual Report on Form 10-K and the Business Held for Sale and Discontinued Operations Note to our accompanying Consolidated Financial Statements.

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

Although assumptions are "locked-in" upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation. See "Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles" below for premium deficiency reserves established during 2019 and 2018.

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

During the year ended December 31, 2017, as a result of the 2018 Transaction and the sale of substantially all of the Annuities and CBVA businesses discussed above, we have evaluated and redefined our contract groupings for loss recognition testing in those businesses. This has resulted in the establishment of premium deficiency reserves for the Annuities and CBVA business that was not included in the 2018 Transaction of $43 million, as of December 31, 2017. Of that amount, $18 million is recorded as an increase in Policyholder benefits in the Consolidated Statement of Operations, with a corresponding increase to Future policy benefits on the Consolidated Balance Sheet, and $25 million is reported within Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations, with a corresponding amount in Liabilities held for sale on the Consolidated Balance Sheet.

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

During the third quarter of 2019, 2018 and 2017, we conducted our annual review of assumptions, including projection model inputs, and made a number of changes to our assumptions which impacted the results of our segments reflected in Income (loss). The following are the impacts of assumption changes during 2019, 2018 and 2017.

During the third quarter of 2019, we updated our assumptions to reflect, among other changes, a reduction in the long-term interest rate of 50 basis points and updates to our Individual Life business assumptions including higher than expected persistency at older ages, lower net margins and refinements to our policyholder behavior assumptions. The impact of assumption changes on our results from continuing operations was a loss of $70 million in the third quarter of 2019, of which a loss of $25 million was included in Adjusted operating earnings before income taxes and reflects net unfavorable DAC/VOBA and other intangibles unlocking.

During the third quarter of 2018, we updated our assumptions to reflect, among other changes, increases in reinsurance rate assumptions in our Individual Life business and the unfavorable adjustment of the GMIR initiative partially offset by favorable changes in equity market assumptions in our Retirement business. The impact of assumption changes on our results from continuing operations was a loss of $51 million in the third quarter of 2018 of which a gain of $49 million was included in Adjusted operating earnings before income taxes and reflects net favorable DAC/VOBA and other intangibles unlocking.

During the third quarter of 2017, the impact of assumption changes on our results from continuing operations resulted in a loss of $130 million, of which a loss of $47 million was included in Adjusted operating earnings before income taxes and reflects net unfavorable DAC/VOBA and other intangibles unlocking.

For the third quarter of 2019, 2018 and 2017, the impact of assumption changes related to our disposed businesses reported in discontinued operations were losses of $31 million, $102 million and $59 million, respectively and reflected unfavorable DAC/VOBA and other intangibles unlocking.

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

($ in millions)	As of December 31, 2019
	Continuing Operations (1)	Discontinued Operations	Total
Decrease in long-term equity rate of return assumption by 100 basis points	$(37)	$—	$(37)
A change to the long-term interest rate assumption of -50 basis points	(43)	(22)	(65)
A change to the long-term interest rate assumption of +50 basis points	30	20	50
An assumed increase in future mortality by 1%	(10)	(12)	(22)
1) Includes DAC/VOBA and other intangibles of the Individual Life business that will be exited via reinsurance pursuant to the Resolution MTA.

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

After considering the impact of the above factors on the valuation allowance, including the impact of the Individual Life Transaction, we determined that it is more likely than not that $250 million of additional deferred tax asset will be realized. As a result, we recorded a valuation allowance release of $250 million.

The valuation allowance was approximately $388 million and $638 million as of December 31, 2019 and 2018, respectively. The decrease is primarily related to the tax valuation allowance release of $250 million. Pursuant to U.S. GAAP, we do not specifically identify the valuation allowance with individual categories. However, we estimate that balances of approximately $198 million as of December 31, 2019 and $445 million as of December 31, 2018 were related to federal net operating and capital losses. The remaining balances were attributable to various items, including state taxes and other deferred tax assets.

In December 2014, we entered into an Issue Resolution Agreement ("IA") with the IRS relating to the Internal Revenue Code Section 382 calculation of the annual limitation on the use of certain of the Company’s federal tax attributes that will apply as a consequence of the Section 382 event experienced by the Company in March 2014. We do not expect the annual limitation to impact our ability to utilize the losses or credits. As of December 31, 2019, we had approximately $9.6 billion of federal net operating loss carryforwards and $17 million of capital loss carryforwards.

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

Changes in Law

Certain changes or future events, such as changes in tax legislation, geographic mix of earnings, completion of tax audits, planning opportunities and expectations about future outcomes could have an impact on our estimates of deferred taxes, valuation allowances, tax provisions and effective tax rates.

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

The table below summarizes the components of the net actuarial (gains) losses related to pension obligations recognized within Operating expenses in our Consolidated Statements of Operations for the periods indicated:

(Gain)/Loss Recognized ($ in millions)	2019	2018	2017
Discount Rate	$292	$(160)	$196
Asset Returns	(263)	207	(142)
Mortality Table Assumptions	(22)	(6)	(14)
Demographic Data and other	(11)	9	(25)
Total Net Actuarial (Gain)/Loss Recognized	$(4)	$50	$14

For the year ended December 31, 2019, we decreased our pension plans discount rate by 1.1% resulting in an increase in our benefit obligations and a corresponding actuarial loss of $292 million. This decrease in the discount rate was driven by decrease in the 30-year Treasury and corporate AA yields. For the year ended December 31, 2018, we increased our pension plans discount rate by 0.61%, resulting in a decrease in our benefit obligations and a corresponding actuarial gain of $160 million. This increase in the discount rate was driven by an increase in the 30-year Treasury and corporate AA yields. For the year ended December 31, 2017, we decreased our pension plans discount rate by 0.70%, resulting in an increase in our benefit obligations and a corresponding actuarial loss of $196 million. This decrease in discount rate was driven by a decrease in corporate AA yields and 30-year Treasury yields.

Our expected long-term rate of return on our Voya Retirement Plan (the "Retirement Plan") assets was 6.75% and 7.5% for 2019 and 2018, respectively. Our expected return on plan assets is calculated using 30-year forward looking assumptions based on the long-term target asset allocation. In 2019, the actual return on our Retirement Plan assets was approximately 24.4%, resulting in an actuarial gain of $263 million. In 2018, the actual return on our Retirement Plan assets was approximately (4.1)%, resulting in an actuarial loss of $207 million. In 2017, the actual return on our Retirement Plan assets was approximately 17.4%, resulting in an actuarial gain of $142 million.

In October 2019, the Society of Actuaries ("SOA") published and we adopted the Pri. A-2012 Private Retirement Plans Mortality Tables report that provides new base mortality assumptions; and new mortality improvement projection scales (MP-2019) that project a lower rate of mortality improvement than what was used in 2018. These mortality assumption changes lowered our total benefit liability by approximately 1% in 2019 and contributed $(22) million to the net actuarial gain for the year ended December

31, 2019. Changes in mortality assumptions in 2018 and 2017 contributed $(6) million and $(14) million, respectively, to the net actuarial loss in those periods.

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

The discount rates are based on current market information provided by plan actuaries. The discount rate modeling process involves selecting a portfolio of high quality, non-callable bonds that will match the cash flows of the defined benefit pension plans. The weighted average discount rate in 2019 for the net periodic benefit cost was 4.37% for defined benefit pension plans. The discount rate as of December 31, 2019 for the benefit obligation of our pension plans was 3.36%.

As of December 31, 2019, the sensitivities of the effect of a change in the discount rate are as presented below. This represents the estimate of actuarial gains (losses) that would be recognized immediately through Operating expenses in our Consolidated Statements of Operations:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans
Increase in discount rate by 100 basis points	$(266)
Decrease in discount rate by 100 basis points	330

($ in millions)	Increase (Decrease) in Pension Benefit Obligation
Increase in discount rate by 100 basis points	$(266)
Decrease in discount rate by 100 basis points	330

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

The expected rate of return for 2019 was 6.75%, net of expenses, for the Retirement Plan. The expected rate of return assumption is only applicable to the Retirement Plan as assets are not held by any of the other pension and other postretirement plans.

As of December 31, 2019, the effect of a change in the actual rate of return on the net periodic benefit cost is presented in the table below. This represents the estimate of actuarial gains (losses) that would be recognized immediately through Operating expenses in our Consolidated Statements of Operations:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans
Increase in actual rate of return by 100 basis points	$(17)
Decrease in actual rate of return by 100 basis points	17

The expected rate of return for 2020 is 6.25%, net of expenses, for the Retirement Plan, reflecting a change in asset allocation from equity securities to fixed maturities. The estimated impact of this change as well as the actuarial gain experienced on plan assets in 2019 is expected to decrease our net periodic benefit cost by approximately $10 million.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31, 2019		December 31, 2018
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$39,663	74.0%	$36,897	73.0%
Fixed maturities, at fair value using the fair value option	2,707	5.0%	2,233	4.4%
Equity securities, available-for-sale	196	0.4%	247	0.5%
Short-term investments(1)	68	0.1%	126	0.2%
Mortgage loans on real estate	6,878	12.8%	7,281	14.4%
Policy loans	776	1.4%	814	1.6%
Limited partnerships/corporations	1,290	2.4%	982	1.9%
Derivatives	316	0.6%	194	0.4%
Other investments	385	0.7%	379	0.7%
Securities pledged	1,408	2.6%	1,462	2.9%
Total investments	$53,687	100.0%	$50,615	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector, as of the dates indicated:

	December 31, 2019
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,074	2.7%	$1,382	3.2%
U.S. Government agencies and authorities	74	0.2%	95	0.2%
State, municipalities and political subdivisions	1,220	3.1%	1,323	3.0%
U.S. corporate public securities	12,980	32.5%	14,938	34.0%
U.S. corporate private securities	5,568	14.0%	6,035	13.8%
Foreign corporate public securities and foreign governments(1)	3,887	9.8%	4,341	10.0%
Foreign corporate private securities(1)	4,545	11.4%	4,831	11.0%
Residential mortgage-backed securities	4,999	12.6%	5,204	11.9%
Commercial mortgage-backed securities	3,402	8.5%	3,574	8.2%
Other asset-backed securities	2,058	5.2%	2,055	4.7%
Total fixed maturities, including securities pledged	$39,807	100.0%	$43,778	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2018
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,228	3.1%	$1,423	3.5%
U.S. Government agencies and authorities	62	0.1%	74	0.2%
State, municipalities and political subdivisions	1,241	3.1%	1,250	3.1%
U.S. corporate public securities	14,455	36.2%	14,876	36.6%
U.S. corporate private securities	5,499	13.8%	5,491	13.5%
Foreign corporate public securities and foreign governments(1)	4,139	10.4%	4,135	10.2%
Foreign corporate private securities(1)	4,705	11.8%	4,640	11.4%
Residential mortgage-backed securities	4,143	10.4%	4,282	10.6%
Commercial mortgage-backed securities	2,777	6.9%	2,763	6.8%
Other asset-backed securities	1,688	4.2%	1,658	4.1%
Total fixed maturities, including securities pledged	$39,937	100.0%	$40,592	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2019, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.5 and 8.0 years.

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

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2019 and 2018, the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of dates indicated:

($ in millions)	December 31, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,382	$—	$—	$—	$—	$—	$1,382
U.S. Government agencies and authorities	95	—	—	—	—	—	95
State, municipalities and political subdivisions	1,200	121	—	—	—	2	1,323
U.S. corporate public securities	6,783	7,327	682	124	22	—	14,938
U.S. corporate private securities	2,095	3,620	157	148	15	—	6,035
Foreign corporate public securities and foreign governments(1)	1,758	2,389	148	46	—	—	4,341
Foreign corporate private securities(1)	505	4,050	232	44	—	—	4,831
Residential mortgage-backed securities	5,030	111	18	1	19	25	5,204
Commercial mortgage-backed securities	3,166	322	66	12	8	—	3,574
Other asset-backed securities	1,765	209	21	3	57	—	2,055
Total fixed maturities	$23,779	$18,149	$1,324	$378	$121	$27	$43,778
% of Fair Value	54.2%	41.5%	3.0%	0.9%	0.3%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,423	$—	$—	$—	$—	$—	$1,423
U.S. Government agencies and authorities	74	—	—	—	—	—	74
State, municipalities and political subdivisions	1,148	100	—	—	—	2	1,250
U.S. corporate public securities	6,660	7,293	752	158	13	—	14,876
U.S. corporate private securities	2,161	3,034	128	149	16	3	5,491
Foreign corporate public securities and foreign governments(1)	1,808	2,069	219	37	1	1	4,135
Foreign corporate private securities(1)	587	3,671	275	65	42	—	4,640
Residential mortgage-backed securities	4,177	25	34	2	7	37	4,282
Commercial mortgage-backed securities	2,668	75	20	—	—	—	2,763
Other asset-backed securities	1,423	144	30	7	31	23	1,658
Total fixed maturities	$22,129	$16,411	$1,458	$418	$110	$66	$40,592
% of Fair Value	54.5%	40.4%	3.6%	1.0%	0.3%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2019 and 2018, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:

• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,382	$—	$—	$—	$—	$1,382
U.S. Government agencies and authorities	89	6	—	—	—	95
State, municipalities and political subdivisions	83	757	360	121	2	1,323
U.S. corporate public securities	152	924	5,715	7,373	774	14,938
U.S. corporate private securities	148	184	1,882	3,494	327	6,035
Foreign corporate public securities and foreign governments(1)	13	377	1,353	2,378	220	4,341
Foreign corporate private securities(1)	—	—	591	4,022	218	4,831
Residential mortgage-backed securities	3,768	175	110	383	768	5,204
Commercial mortgage-backed securities	1,397	365	872	777	163	3,574
Other asset-backed securities	393	411	920	215	116	2,055
Total fixed maturities	$7,425	$3,199	$11,803	$18,763	$2,588	$43,778
% of Fair Value	17.0%	7.3%	27.0%	42.8%	5.9%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,423	$—	$—	$—	$—	$1,423
U.S. Government agencies and authorities	69	5	—	—	—	74
State, municipalities and political subdivisions	89	697	362	100	2	1,250
U.S. corporate public securities	171	829	5,643	7,321	912	14,876
U.S. corporate private securities	156	211	1,933	2,901	290	5,491
Foreign corporate public securities and foreign governments(1)	26	430	1,378	2,042	259	4,135
Foreign corporate private securities(1)	—	—	610	3,791	239	4,640
Residential mortgage-backed securities	3,064	73	57	158	930	4,282
Commercial mortgage-backed securities	1,358	335	523	404	143	2,763
Other asset-backed securities	629	185	554	166	124	1,658
Total fixed maturities	$6,985	$2,765	$11,060	$16,883	$2,899	$40,592
% of Fair Value	17.2%	6.8%	27.3%	41.6%	7.1%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $756 million from $847 million to $91 million for the year ended December 31, 2019. The decrease in gross unrealized capital losses was primarily due to declining interest rates and tightening credit spreads. Gross unrealized losses on fixed maturities, including securities pledged, increased

$645 million from $202 million to $847 million for the year ended December 31, 2018. The increase in gross unrealized capital losses was primarily due to rising interest rates and widening credit spreads.

As of December 31, 2019, we held one fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $13 million, or 14.2% of the total unrealized losses. As of December 31, 2018, we held three fixed maturities with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturities equaled $44 million, or 5.2% of the total unrealized losses.

As of December 31, 2019, we held $3.2 billion of energy sector fixed maturity securities, constituting 7.2% of the total fixed maturities portfolio, with gross unrealized capital losses of $27 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $13 million. As of December 31, 2019, our fixed maturity exposure to the energy sector is comprised of 91.1% investment grade securities.

As of December 31, 2018, we held $3.2 billion of energy sector fixed maturity securities, constituting 7.9% of the total fixed maturities portfolio, with gross unrealized capital losses of $117 million including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $21 million. As of December 31, 2018, our fixed maturity exposure to the energy sector is comprised of 86.9% investment grade securities.

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	December 31, 2019			December 31, 2018
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$1,132	$1,284	40.6%	$1,228	$1,264	39.5%
Integrated Energy	485	566	17.9%	679	689	21.5%
Independent Energy	696	755	23.9%	716	715	22.3%
Oil Field Services	302	309	9.8%	356	321	10.0%
Refining	204	246	7.8%	201	213	6.7%
Total	$2,819	$3,160	100.0%	$3,180	$3,202	100.0%

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

 The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	December 31, 2019			December 31, 2018
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$3,131	$3,273	95.4%	$2,723	$2,835	97.1%
2	104	105	3.1%	15	15	0.5%
3	12	12	0.3%	15	25	0.9%
4	—	—	—%	—	—	—%
5	8	18	0.5%	3	6	0.2%
6	19	25	0.7%	23	37	1.3%
Total	$3,274	$3,433	100.0%	$2,779	$2,918	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	December 31, 2019			December 31, 2018
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$13,772	$58	$131	$14,969	$32	$79

We utilize interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	December 31, 2019			December 31, 2018
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$273	$350	10.2%	$300	$360	12.3%
Interest Only (IO)	179	183	5.3%	164	177	6.1%
Inverse IO	1,615	1,681	49.1%	1,315	1,365	46.8%
Principal Only (PO)	230	235	6.8%	246	248	8.5%
Floater	11	12	0.3%	13	14	0.5%
Agency Credit Risk Transfer	957	962	28.0%	739	751	25.7%
Other	9	10	0.3%	2	3	0.1%
Total	$3,274	$3,433	100.0%	$2,779	$2,918	100.0%

For the year ended December 31, 2019, the market value of our CMO-B portfolio increased primarily due to new purchase activity exceeding paydowns and maturities. Valuation of the securities within our CMO-B portfolio have benefited from a benign prepayment environment for seasoned collateral resulting in continued positive relative performance for the strategy. Yields within the CMO-B portfolio continue to decline, however, as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Net investment income	$452	$413	$408
Net realized capital gains (losses)(1)	(203)	(339)	(289)
Income (loss) from continuing operations before income taxes	$249	$74	$119
(1) Net realized capital gains (losses) also include derivatives interest settlements, mark to market adjustments and realized gains (losses) on standalone derivatives contracts that are in the CMO-B portfolio.

In defining the Adjusted operating earnings before income taxes for our CMO-B portfolio (including CMO-B portfolio income (loss) related to businesses to be exited through reinsurance or divestment) certain recharacterizations are recognized. The net coupon settlement on interest rate swaps hedging CMO-B securities that is included in Net realized capital gains (losses) is reflected. In addition, the premium amortization and change in fair value for securities designated under the FVO are included in Net realized capital gains (losses), whereas the coupon for these securities is included in Net investment income. In order to present the economics of these fair value securities in a similar manner to those of an available for sale security, the premium amortization is reclassified from Net realized capital gains (losses).

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from continuing operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio (including CMO-B portfolio income (loss) related to businesses to be exited through reinsurance or divestment) for the periods indicated:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Income (loss) from continuing operations before income taxes	$249	$74	$119
Realized gains/(losses) including OTTI	3	15	1
Fair value adjustments	(62)	107	69
Total adjustments to income (loss) from continuing operations	(59)	122	70
Total(1)	$190	$196	$189
(1) Includes CMO-B portfolio income related to adjusted operating earnings and businesses to be exited through reinsurance or divestment.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	December 31, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,783	$137	$3	$10	$2,927
Prime Non-Agency	2,062	47	10	2	2,101
Alt-A	133	14	—	8	155
Sub-Prime(1)	52	6	1	—	57
Total RMBS	$5,030	$204	$14	$20	$5,240
(1) Includes subprime other asset backed securities.

	December 31, 2018
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,647	$110	$31	$8	$2,734
Prime Non-Agency	1,333	45	16	2	1,364
Alt-A	141	15	—	7	163
Sub-Prime(1)	68	7	1	—	74
Total RMBS	$4,189	$177	$48	$17	$4,335
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of the dates indicated:

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$286	$316	$42	$43	$70	$71	$124	$131	$3	$4	$525	$565
2014	307	336	44	45	59	61	28	29	25	25	463	496
2015	234	248	160	165	115	119	127	132	25	25	661	689
2016	59	61	17	18	30	32	50	53	8	8	164	172
2017	131	138	41	41	129	134	66	68	66	68	433	449
2018	121	137	24	25	231	240	95	98	2	2	473	502
2019	143	160	28	28	213	215	268	267	31	31	683	701
Total CMBS	$1,281	$1,396	$356	$365	$847	$872	$758	$778	$160	$163	$3,402	$3,574

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$370	$380	$63	$63	$78	$78	$76	$81	$9	$9	$596	$611
2014	342	345	33	32	40	40	27	27	37	37	479	481
2015	302	297	148	147	61	61	116	116	27	27	654	648
2016	91	86	15	15	33	32	43	43	7	7	189	183
2017	203	193	55	54	85	83	42	41	33	33	418	404
2018	57	56	24	24	231	229	98	97	31	30	441	436
2019	—	—	—	—	—	—	—	—	—	—	—	—
Total CMBS	$1,365	$1,357	$338	$335	$528	$523	$402	$405	$144	$143	$2,777	$2,763

As of December 31, 2019, 88.6% and 9.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 96.6% and 2.7% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$317	$315	$298	$298	$699	$689	$31	$30	$86	$76	$1,431	$1,408
Auto-Loans	3	4	10	10	8	8	—	—	—	—	21	22
Student Loans	17	17	94	96	93	95	2	1	—	—	206	209
Credit Card loans	1	1	—	—	—	—	—	—	—	—	1	1
Other Loans	55	58	6	7	123	126	179	183	5	5	368	379
Total Other ABS(1)	$393	$395	$408	$411	$923	$918	$212	$214	$91	$81	$2,027	$2,019
(1) Excludes subprime other asset backed securities.

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$558	$550	$93	$91	$370	$354	$26	$24	$77	$70	$1,124	$1,089
Auto-Loans	3	3	10	10	8	8	—	—	—	—	21	21
Student Loans	9	9	80	81	95	94	—	—	—	—	184	184
Credit Card loans	2	2	—	—	—	—	—	—	—	—	2	2
Other Loans	66	65	2	2	94	95	144	142	5	5	311	309
Total Other ABS(1)	$638	$629	$185	$184	$567	$551	$170	$166	$82	$75	$1,642	$1,605
(1) Excludes subprime other asset backed securities.

As of December 31, 2019, 85.9% and 10.2% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 85.8% and 8.7% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

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

As of December 31, 2019 and 2018, our mortgage loans on real estate portfolio had a weighted average DSC of 2.3 times and 2.2 times, and a weighted average LTV ratio of 61.5% and 61.6%, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

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

For the year ended December 31, 2019, we recorded $28 million of credit related OTTI. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements of Part II, Item 8. in this Annual Report on Form 10-K for further information on OTTI.

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

As of December 31, 2019 , our total European exposure had an amortized cost and fair value of $4,000 million and $4,368 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $483 million, which includes non-financial institutions exposure in Ireland of $175 million, in Italy of $135 million and in Spain of $111 million. We also had financial institutions exposure in Ireland of $21 million, in Italy of $10 million and in Spain of $31 million. We did not have any exposure to Greece.

Among the remaining $3,885 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2019, our non-peripheral sovereign exposure was $160 million, which consisted of fixed maturities and derivative assets. We also had $633 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $125 million and the United Kingdom of $334 million. The balance of $3,092 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,956 million, in The Netherlands of $372 million, in Belgium of $222 million, in France of $313 million, in Germany of $197 million, in Switzerland of $305 million, and in Russia of $81 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct debt or equity investments in and management fees generated from these entities. Such direct investments amounted to approximately $279 million and $290 million on a continuing basis as of December 31, 2019 and 2018, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

Market Risk Related to Interest Rates

We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from our holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums, fixed annuity and guaranteed investment contract deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. We are also subject to interest rate risk on our stable value contracts and secondary guarantee universal life contracts. A sustained decline in interest rates or a prolonged period of low interest rates may subject us to higher cost of guaranteed benefits and increased hedging costs on those products that are being hedged. In a rising interest rate environment, we are exposed to the risk of financial disintermediation through a potential increase in the level of book value withdrawals on certain stable value contracts. Conversely, a steady increase in interest rates would tend to improve financial results due to reduced hedging costs, lower costs of guaranteed benefits and improvement to fixed margins.

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following tables summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2019 and 2018. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2019
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Continuing operations:(6)
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$43,778	$(2,648)	$3,806
Commercial mortgage and other loans	—	7,262	(375)	414
Notes Receivable(3)	—	320	(31)	36
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	41,035	(3,342)	3,887
Funding agreements with fixed maturities	—	877	(27)	29
Supplementary contracts and immediate annuities	—	872	(42)	49
Derivatives:
Interest rate contracts	25,057	77	(67)	100
Long-term debt	—	3,418	(234)	268
Embedded derivatives on reinsurance	—	100	86	(105)
Guaranteed benefit derivatives(4):
Other(5)	—	60	(30)	96

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Reflects SLD's surplus notes as of December 31, 2019 and is included included in Other investments on the Consolidated Balance Sheets.

(4)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

(5)	Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

(6)	Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction.

	As of December 31, 2018
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Continuing operations:(6)
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$40,592	$(2,962)	$3,197
Commercial mortgage and other loans	—	7,391	(381)	420
Derivatives:
Interest rate contracts	26,053	42	163	(169)
Notes Receivable(3)	—	302	(22)	24
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	37,052	(2,321)	3,052
Funding agreements with fixed maturities	—	652	(23)	24
Supplementary contracts and immediate annuities	—	854	(35)	39
Long-term debt	—	3,112	(216)	246
Embedded derivatives on reinsurance	—	(5)	64	(77)
Guaranteed benefit derivatives(4):
Other(5)	—	44	(12)	48

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3) Reflects SLD's surplus notes as of December 31, 2018 and is included in Other investments on the Consolidated Balance Sheets.
(4) Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

(5)	Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

(6)	Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction.

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

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of December 31, 2019, and the respective GMIRs:

	Account Value(1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Continuing operations:(3)
Guaranteed minimum interest rate
Up to 1.00%	$3,221	$1,544	$1,808	$870	$1,543	$882	$9,868
1.01% - 2.00%	904	118	50	1	1	10	1,084
2.01% - 3.00%	13,708	69	73	100	—	—	13,950
3.01% - 4.00%	9,204	152	1	—	—	—	9,357
4.01% and Above	1,893	96	—	—	—	—	1,989
Renewable beyond 12 months (MYGA)(2)	473	—	—	—	1	—	474
Total discretionary rate setting products	$29,403	$1,979	$1,932	$971	$1,545	$892	$36,722
Percentage of Total	80.1%	5.4%	5.3%	2.6%	4.2%	2.4%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also, excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2) Represents MYGA contracts with renewal dates after December 31, 2020 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.
(3) Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction.

Market Risk Related to Equity Market Prices

Our general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products.

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following tables summarize the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2019 and 2018. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on the fair value of market instruments corresponding to declines or increases in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of December 31, 2019
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Continuing operations:(3)
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$196	$19	$(19)
Limited liability partnerships/corporations	—	1,290	78	(78)
Derivatives:
Equity futures and total return swaps	252	(1)	(12)	12
Equity options	148	3	1	(1)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
Other(2)	—	60	(2)	4
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(2)	Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

(3)	Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction.

	As of December 31, 2018
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Continuing operations:(3)
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$247	$23	$(23)
Limited liability partnerships/corporations	—	982	60	(60)
Derivatives:
Equity futures and total return swaps	150	—	(15)	15
Equity options	178	—	1	(1)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
Other(2)	—	44	(3)	4
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(2)	Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

(3)	Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $44.0 billion and $40.8 billion as of December 31, 2019 and 2018, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties that would affect collectability, and, therefore, as of December 31, 2019, no allowance for uncollectible amounts was recorded.

The following table summarizes our reinsurance recoverable balances, including collateral received and credit and financial strength ratings for our 10 largest reinsurance recoverable balances as of December 31, 2019:

($ in millions)			Financial Strength Rating		Credit Rating
	Reinsurance Recoverable	% Collateralized(1)	S&P	Moody's	S&P	Moody's
Continuing operations:(3)
Parent Company/Principal Reinsurers
Lincoln National Corp	1,315	96%			A-	Baa1
Lincoln Life & Annuity Company of New York			AA-	A1
Lincoln National Life Insurance Co			AA-	A1
Reinsurance Group of America Inc	1,190	83%			A	Baa1
RGA Reinsurance Company			AA-	A1
Sun Life Financial Inc
Sun Life Assurance Company of Canada	255	77%	AA-	NR(2)	A+	Baa1
Sun Life & Health Insurance Co
Prudential Public Limited Company	171	—%			A	A2
Jackson National Life Insurance Co			AA-	A1
Swiss Re Ltd	136	0%			AA-	Aa3
Swiss Re Life & Health America Inc			AA-	Aa3
Westport Insurance Corp			AA-	Aa3
Enstar Group Limited	129	92%			BBB	NR(2)
Fitzwilliam Insurance Ltd			NR(2)	NR(2)
Aegon N.V.	49	0%			A-	A3
Transamerica Financial Life Insurance Co			AA-	A1
Transamerica Life Insurance Co			AA-	A1
Munich Re Group	19	3%			AA-	Aa3
Munich American Reassurance Co			AA-	NR(2)
SCOR SE	16	27%
Scor Global Life Re Insurance Co of Delaware
SCOR Global Life SE			AA-	Aa3
SCOR Global Life US Reinsurance Co Inc			AA-	NR(2)
SCOR Global Life Reinsurance Co of America Inc			NR(2)	NR(2)
Athene Holding Ltd.	13	0%			BBB+	NR(2)
Athene Life Re LTD			NR(2)	NR(2)
All Other Reinsurers	389	100%
Total reinsurance recoverable	$3,682	54%
(1) Collateral includes LOCs, assets held in trust and funds withheld. Percent collateralized is based on the total of individual contractual exposures aggregated at the reinsurer Parent Company level, which may differ for each individual contractual exposure.

(2)	Not rated.
(3) Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction.

Risks Related to Business Classified as Held for Sale

Our business held for sale are subject to a variety of risks including interest rate risk, equity risk, credit risk and counterparty risk.

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

The following tables summarize the net estimated potential change in fair value within our businesses held for sale from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2019 and 2018.

	As of December 31, 2019
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Business held for sale:
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$12,470	$(1,156)	$1,352
Commercial mortgage and other loans	—	1,405	(82)	91
Derivatives:
Interest rate contracts	2,228	(7)	(1)	1
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements with fixed maturities	—	923	(27)	28
Supplementary contracts and immediate annuities	—	104	(5)	5
Notes Payable(3)		320	(31)	36
Embedded derivatives on reinsurance	—	75	47	(52)
Guaranteed benefit derivatives:
IUL	—	217	12	(12)

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3) Reflects SLD's corresponding liability of surplus notes.

	December 31, 2018
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Business held for sale:
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$10,529	$(941)	$1,099
Commercial mortgage and other loans	—	1,420	(86)	96
Derivatives:
Interest rate contracts	2,152	(12)	(1)	1
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements with fixed maturities	—	545	(17)	18
Supplementary contracts and immediate annuities	—	106	(4)	5
Notes Payable(3)		302	(22)	24
Embedded derivatives on reinsurance	—	26	39	(43)
Guaranteed benefit derivatives:
IUL	—	82	7	(7)

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3) Reflects SLD's corresponding liability of surplus notes.

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

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of December 31, 2019, and the respective GMIRs for our business held for sale:

	Account Value(1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total

Guaranteed minimum interest rate of business held for sale:
Up to 1.00%	$—	$—	$—	$—	$—	$—	$—
1.01% - 2.00%	—	—	—	—	11	53	64
2.01% - 3.00%	288	196	217	86	22	—	809
3.01% - 4.00%	3,044	600	420	4	—	—	4,068
4.01% and Above	509	—	—	—	—	—	509
Total discretionary rate setting products	$3,841	$796	$637	$90	$33	$53	$5,450
Percentage of Total	70.5%	14.6%	11.7%	1.7%	0.6%	1.0%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also, excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

Market Risk Related to Equity Market Prices

Our variable annuity products, indexed universal life ("IUL") insurance products and general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products. Our variable products within businesses held for sale include variable annuity contracts and variable life insurance.

The following tables summarize the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2019 and 2018 for Assets held for sale:

	December 31, 2019
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Business held for sale:
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$35	$3	$(3)
Limited liability partnerships/corporations	—	327	20	(20)
Derivatives:
Equity options	1,753	234	98	(103)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
IUL	—	217	92	(96)

(1)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

	December 31, 2018
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Business held for sale:
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$25	$2	$(2)
Limited liability partnerships/corporations	—	239	14	(14)
Derivatives:
Equity options	1,427	89	62	(42)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
IUL	—	82	58	(38)

(1)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

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

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio for business held for sale totaled $12.5 billion and $10.6 billion as of December 31, 2019 and 2018, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

For more information regarding the disposition of the Individual Life business and discontinued operations see the Business Held for Sale and Discontinued Operations Note in our Consolidated Financial Statements and Risk Factors - We may not complete the Individual Life Transaction on the terms or timing currently contemplated, or at all, and the Individual Life Transaction could have negative impacts on us in Part I, Item 1A. of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Voya Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Voya Financial, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred acquisition costs and Value of business acquired intangible assets
Description of the Matter
As disclosed in Note 2 and Note 6 to the consolidated financial statements, the Company’s deferred policy acquisition costs and value of business acquired (DAC/VOBA) totaled $2.8 billion at December 31, 2019, net of unrealized gains and losses, of which $1.5 billion represented deferred acquisition costs and value of business acquired related to universal life-type products and fixed and variable deferred annuity contracts. The carrying amount of the DAC related to universal life-type products and fixed and variable deferred annuity contracts is the total of costs deferred less amortization net of interest. The carrying amount of the VOBA related to universal life-type products and fixed and variable deferred annuity contracts is the outstanding value of in-force business acquired, based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition, less amortization net of interest. DAC and VOBA related to universal life-type products and fixed and variable deferred annuity contracts are amortized over the estimated lives of the contracts in relation to the emergence of estimated gross profits.

As described in Note 1 to the consolidated financial statements, there is a significant amount of uncertainty inherent in calculating estimated gross profits as the calculation includes significant management judgment in developing certain assumptions such as expected future mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, expenses to administer the business, and certain economic variables. Management’s assumptions are adjusted, known as unlocking, over time for emerging experience and expected changes in trends. The unlocking results in DAC/VOBA amortization being recalculated, using the new assumptions for estimated gross profits, that results either in additional or less cumulative amortization expense.

Auditing management’s estimate of DAC/VOBA related to universal life-type products and fixed and variable deferred annuity contracts was complex due to the highly judgmental nature of assumptions included in the projection of estimated gross profits used in the valuation of DAC/VOBA.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the DAC/VOBA estimation process, including, among others, controls related to management’s evaluation of the need to update assumptions based on the comparison of actual Company experience to previous assumptions and updating investment margins for current and expected future market conditions.

We utilized actuarial specialists to assist with our audit procedures, which included, among others, reviewing the methodology applied by management by comparing to the methodology used in prior periods as well as industry practice. To assess the assumptions used in measuring estimated gross profits, we compared the significant assumptions noted above with historical experience, observable market data and management’s estimates of prospective changes in these assumptions. We also independently recalculated estimated gross profits for a sample of product cohorts for comparison with the actuarial result developed by management.

Future policy benefits for secondary guarantees on universal life products
Description of the Matter
The Company has $3.0 billion of liabilities for secondary guarantees on universal life-type products at December 31, 2019, as disclosed in Note 8 to the consolidated financial statements. The carrying amount of those product guarantees is based on estimates of how much the Company will pay for future benefits and claims and the amount of fees to be collected from policyholders to fund those guarantees. As described in Note 1 to the consolidated financial statements, there is significant uncertainty inherent in estimating the product guarantee liability because there is significant management judgment involved in developing certain assumptions, including expected mortality experience, interest rates, and policy lapse experience, that effect the underlying value of the guarantee.

Auditing the estimate of liabilities for secondary guarantees on universal life-type products was complex due to the highly judgmental nature of the actuarial assumptions used by management in their valuation of the liabilities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the process to estimate the liability balance, including, among others, controls related to management’s evaluation of the development of assumptions used in the valuation of the liability, based on the comparison of actual Company experience to previous assumptions and interest rates due to current and expected future market conditions.

We utilized actuarial specialists to assist with our audit procedures, which included, among others, evaluating the methodology used by management by comparing to the methodology used in prior periods as well as industry practice. To assess the assumptions used in the measurement of the liability, we compared the significant assumptions noted above with historical experience, observable market data and management’s estimates of prospective changes in these assumptions. In order to test the model used to calculate secondary guarantees on universal life-type products, we performed independent recalculations of a sample of policies which we compared to the Company’s recorded results.

Realizability of deferred tax assets
Description of the Matter
As described in Note 17 to the consolidated financial statements, at December 31, 2019, the Company had total deferred tax assets from continuing operations of $2.3 billion, net of a $0.4 billion valuation allowance. As described in Note 1 to the consolidated financial statements, these deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers many factors, including the future reversal of existing temporary differences and the identification and use of available tax planning strategies. If those sources are insufficient to support the recoverability of the deferred tax assets, the Company then considers its projections of future taxable income, which involves significant management judgment.

Auditing management’s assessment of the realizability of its deferred tax assets is complex because management’s projection of future taxable income includes forward-looking assumptions which are inherently judgmental because they may be affected by future market or other economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that relate to the development of the projection of future taxable income supporting the realizability of deferred tax assets. This included, among others, controls related to the review and approval process of future projected taxable income and the assumptions used in the Company’s model.

Among other audit procedures performed, we evaluated the assumptions used by the Company to develop projections of future taxable income. We assessed the historical accuracy of management’s projections by comparing the projections of future taxable income with the actual results of prior periods. We also evaluated management’s consideration of current industry and economic trends and compared the projections of future taxable income with other available financial information prepared by the Company. Additionally, we utilized tax professionals to assist us in our audit procedures, which included, among others, evaluating the methodology utilized within the Company’s future taxable income projections model by comparing to the methodology used in prior periods and testing the calculations within the model.

Accounting for discontinued operations and related loss on sale
Description of the Matter
As discussed in Notes 1 and 2 to the consolidated financial statements, on December 18, 2019, the Company announced that it had entered into a master transaction agreement (MTA) with Resolution Life US (Resolution Life) to divest its Individual Life and other legacy non-retirement fixed and variable annuities businesses. The transaction will be executed through the sale of the Company’s wholly-owned subsidiaries, Security Life of Denver Insurance Company (SLD) and Security Life of Denver International Limited to Resolution Life. In addition, in accordance with the transaction, several of the Company’s wholly-owned subsidiaries will reinsure certain of their life insurance and annuities businesses to SLD. The transaction will result in a loss on sale of $1.1 billion, which is included within the results of the operations of the business to be divested as discontinued operations in the consolidated statement of operations. The loss on sale was calculated as the difference between the carrying value of the business to be divested and the estimated proceeds from the transaction.

Auditing the Company’s loss on sale from discontinued operations was complex due to the multiple elements of the transaction, including the determination of the carrying value of the business to be divested and the estimated proceeds, as well as the assessment of the tax impacts of the transaction.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the process to estimate the loss on sale, including, among others, controls related to the review and approval process for the calculation of the estimated proceeds, the appropriate accounting for the multiple elements of the transaction, and the tax treatment of the transaction.

Our audit procedures included, among others, assessing the terms of the MTA to determine the completeness and accuracy of the components included in the calculation of the loss on sale, evaluating management’s accounting conclusions and application thereof related to the multiple elements of the transaction, and testing the Company’s calculation of the estimated proceeds. In addition, we utilized tax professionals who assisted in the performance of audit procedures, including testing the tax-related elements of the loss on sale calculation.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
Boston, Massachusetts
February 21, 2020

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2019 and 2018
(In millions, except share and per share data)

	As of December 31,
	2019	2018
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $35,836 as of 2019 and $36,268 as of 2018)	$39,663	$36,897
Fixed maturities, at fair value using the fair value option	2,707	2,233
Equity securities, at fair value (cost of $196 as of 2019 and $247 as of 2018)	196	247
Short-term investments	68	126
Mortgage loans on real estate, net of valuation allowance of $1 as of 2019 and $2 as of 2018	6,878	7,281
Policy loans	776	814
Limited partnerships/corporations	1,290	982
Derivatives	316	194
Other investments	385	379
Securities pledged (amortized cost of $1,264 as of 2019 and $1,436 as of 2018)	1,408	1,462
Total investments	53,687	50,615
Cash and cash equivalents	1,181	1,237
Short-term investments under securities loan agreements, including collateral delivered	1,395	1,293
Accrued investment income	505	529
Premium receivable and reinsurance recoverable	3,732	3,843
Deferred policy acquisition costs and Value of business acquired	2,226	2,973
Current income taxes	—	17
Deferred income taxes	1,458	1,610
Other assets	902	1,027
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,632	1,421
Cash and cash equivalents	68	331
Corporate loans, at fair value using the fair value option	513	542
Other assets	13	16
Assets held in separate accounts	81,670	69,931
Assets held for sale	20,069	20,045
Total assets	$169,051	$155,430

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2019 and 2018
(In millions, except share and per share data)

	As of December 31,

Liabilities and Shareholders' Equity:
Future policy benefits	$9,945	$9,587
Contract owner account balances	40,923	41,183
Payables under securities loan and repurchase agreements, including collateral held	1,373	1,366
Short-term debt	1	1
Long-term debt	3,042	3,136
Derivatives	403	164
Pension and other postretirement provisions	468	551
Current income taxes	27	—
Other liabilities	1,345	1,375
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	474	540
Other liabilities	652	688
Liabilities related to separate accounts	81,670	69,931
Liabilities held for sale	18,498	17,903
Total liabilities	158,821	146,425

Commitments and Contingencies (Note 19)

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 and $325 aggregate liquidation preference as of 2019 and 2018, respectively)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 140,726,677 and 272,431,745 shares issued as of 2019 and 2018, respectively; 132,325,790 and 150,978,184 shares outstanding as of 2019 and 2018, respectively)	2	3
Treasury stock (at cost; 8,400,887 and 121,453,561 shares as of 2019 and 2018, respectively)	(460)	(4,981)
Additional paid-in capital	11,184	24,316
Accumulated other comprehensive income (loss)	3,331	607
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	—
Unappropriated	(4,649)	(11,732)
Total Voya Financial, Inc. shareholders' equity	9,408	8,213
Noncontrolling interest	822	792
Total shareholders' equity	10,230	9,005
Total liabilities and shareholders' equity	$169,051	$155,430

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2019, 2018 and 2017
(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Net investment income	$2,792	$2,669	$2,641
Fee income	1,969	1,982	1,889
Premiums	2,273	2,132	2,097
Net realized capital gains (losses):
Total other-than-temporary impairments	(65)	(27)	(29)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(1)	1	(9)
Net other-than-temporary impairments recognized in earnings	(64)	(28)	(20)
Other net realized capital gains (losses)	(102)	(327)	(189)
Total net realized capital gains (losses)	(166)	(355)	(209)
Other revenue	465	443	379
Income (loss) related to consolidated investment entities:
Net investment income	143	292	432
Total revenues	7,476	7,163	7,229
Benefits and expenses:
Policyholder benefits	2,583	2,364	2,422
Interest credited to contract owner account balances	1,167	1,162	1,236
Operating expenses	2,746	2,606	2,562
Net amortization of Deferred policy acquisition costs and Value of business acquired	199	233	353
Interest expense	176	221	184
Operating expenses related to consolidated investment entities:
Interest expense	38	41	80
Other expense	7	8	7
Total benefits and expenses	6,916	6,635	6,844
Income (loss) from continuing operations before income taxes	560	528	385
Income tax expense (benefit)	(205)	37	687
Income (loss) from continuing operations	765	491	(302)
Income (loss) from discontinued operations, net of tax	(1,066)	529	(2,473)
Net income (loss)	(301)	1,020	(2,775)
Less: Net income (loss) attributable to noncontrolling interest	50	145	217
Net income (loss) available to Voya Financial, Inc.	(351)	875	(2,992)
Less: Preferred stock dividends	28	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(379)	$875	$(2,992)

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$4.88	$2.12	$(2.82)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(2.69)	$5.36	$(16.25)

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$4.68	$2.05	$(2.82)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(2.58)	$5.20	$(16.25)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(301)	$1,020	$(2,775)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	3,013	(2,810)	1,191
Other-than-temporary impairments	3	32	(2)
Pension and other postretirement benefits liability	(4)	(11)	(15)
Other comprehensive income (loss), before tax	3,012	(2,789)	1,174
Income tax expense (benefit) related to items of other comprehensive income (loss)	631	(693)	364
Other comprehensive income (loss), after tax	2,381	(2,096)	810
Comprehensive income (loss)	2,080	(1,076)	(1,965)
Less: Comprehensive income (loss) attributable to noncontrolling interest	50	145	217
Comprehensive income (loss) attributable to Voya Financial, Inc.	$2,030	$(1,221)	$(2,182)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Appropriated	Unappropriated
Balance at January 1, 2017	$—	$3	$(2,796)	$23,609	$1,921	$—	$(9,742)	$12,995	$1,073	$14,068

Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2016-09	—	—	—	—	—	—	15	15	—	15
Balance at January 1, 2017 - As adjusted	—	3	(2,796)	23,609	1,921	—	(9,727)	13,010	1,073	14,083
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(2,992)	(2,992)	217	(2,775)
Other comprehensive income (loss), after tax	—	—	—	—	810	—	—	810	—	810
Total comprehensive income (loss)								(2,182)	217	(1,965)
Net consolidation (deconsolidation) of consolidated investment entities	—	—	—	—	—	—	—	—	38	38
Common stock issuance	—	—	—	3	—	—	—	3	—	3
Common stock acquired - Share repurchase	—	—	(1,023)	100	—	—	—	(923)	—	(923)
Dividends on common stock	—	—	—	(8)	—	—	—	(8)	—	(8)
Share-based compensation	—	—	(8)	117	—	—	—	109	—	109
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	(206)	(206)
Balance at December 31, 2017- As previously filed	—	3	(3,827)	23,821	2,731	—	(12,719)	10,009	1,122	11,131

Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	—	—	—	84	84	—	84
Adjustment for adoption of ASU 2016-01	—	—	—	—	(28)	—	28	—	—	—
Balance at January 1, 2018 - As adjusted	—	3	(3,827)	23,821	2,703	—	(12,607)	10,093	1,122	11,215
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	875	875	145	1,020
Reversal of Other Comprehensive Income (Loss) due to Sale of Annuity and CBVA	—	—	—	—	(79)	—	—	(79)	—	(79)
Other comprehensive income (loss), after tax	—	—	—	—	(2,017)	—	—	(2,017)	—	(2,017)
Total comprehensive income (loss)								(1,221)	145	(1,076)
Effect of transaction for entities under common control	—	—	—	(31)	—	—	—	(31)	—	(31)
Net consolidation (deconsolidation) of consolidated investment entities	—	—	—	—	—	—	—	—	(33)	(33)
Preferred stock issuance	—	—	—	319	—	—	—	319	—	319
Common stock issuance	—	—	—	3	—	—	—	3	—	3
Common stock acquired - Share repurchase	—	—	(1,125)	100	—	—	—	(1,025)	—	(1,025)
Dividends on common stock	—	—	—	(6)	—	—	—	(6)	—	(6)
Share-based compensation	—	—	(29)	110	—	—	—	81	—	81
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	(442)	(441)
Balance as of December 31, 2018	—	3	(4,981)	24,316	607	—	(11,732)	8,213	792	9,005

Adoption of ASU 2018-02	—	—	—	—	343	—	(343)	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(351)	(351)	50	(301)
Other comprehensive income (loss), after tax	—	—	—	—	2,381	—	—	2,381	—	2,381
Total comprehensive income (loss)								2,030	50	2,080
Preferred stock issuance	—	—	—	293	—	—	—	293	—	293
Common stock issuance	—	—	—	3	—	—	—	3	—	3
Common stock acquired - Share repurchase	—	—	(1,096)	(40)	—	—	—	(1,136)	—	(1,136)
Treasury stock retirement	—	(1)	5,666	(13,452)	—	—	7,787	—	—	—
Dividends on preferred stock	—	—	—	(18)	—	—	(10)	(28)	—	(28)
Dividends on common stock	—	—	—	(44)	—	—	—	(44)	—	(44)
Share-based compensation	—	—	(49)	126	—	—	—	77	—	77
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	(20)	(20)
Balance as of December 31, 2019	$—	$2	$(460)	$11,184	$3,331	$—	$(4,649)	$9,408	$822	$10,230
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2019, 2018 and 2017 (In millions)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(301)	$1,020	$(2,775)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	1,066	(529)	2,473
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(110)	(109)	(133)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	205	235	358
Future policy benefits, claims reserves and interest credited	567	475	506
Deferred income tax expense (benefit)	(332)	(83)	814
Net realized capital losses	166	355	209
Share-based compensation	98	96	117
(Gains) losses on consolidated investment entities	(102)	(256)	(343)
(Gains) losses on limited partnerships/corporations	(93)	(45)	(26)
Change in:
Premiums receivable and reinsurance recoverable	111	178	185
Other receivables and assets accruals	254	(314)	281
Other payables and accruals	(71)	(164)	(60)
(Increase) decrease in cash held by consolidated investment entities	(57)	(305)	(557)
Other, net	11	262	22
Net cash provided by operating activities - discontinued operations	(102)	1,052	511
Net cash provided by operating activities	1,310	1,868	1,582
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	6,423	6,419	7,001
Equity securities, available-for-sale	163	152	54
Mortgage loans on real estate	1,153	895	851
Limited partnerships/corporations	205	318	211
Acquisition of:
Fixed maturities	(6,455)	(7,513)	(6,445)
Equity securities, available-for-sale	(55)	(57)	(45)
Mortgage loans on real estate	(760)	(643)	(1,478)
Limited partnerships/corporations	(403)	(318)	(302)
Short-term investments, net	58	273	(28)
Derivatives, net	(29)	72	203
Sales from consolidated investment entities	586	1,365	2,047
Purchases within consolidated investment entities	(1,385)	(994)	(2,036)
Collateral delivered, net	(95)	(28)	(205)
Other, net	(35)	(9)	5

Voya Financial, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2019, 2018 and 2017 (In millions)

	Year Ended December 31,
	2019	2018	2017
Net cash used in investing activities - discontinued operations	(626)	(214)	(2,261)
Net cash used in investing activities	(1,255)	(282)	(2,428)
Cash Flows from Financing Activities:
Deposits received for investment contracts	4,383	4,884	3,593
Maturities and withdrawals from investment contracts	(5,180)	(4,799)	(4,763)
Settlements on deposit contracts	(8)	(10)	—
Proceeds from issuance of debt with maturities of more than three months	—	288	338
Repayment of debt with maturities of more than three months	(113)	(677)	(461)
Debt issuance costs	—	(6)	(3)
Borrowings of consolidated investment entities	1,106	773	967
Repayments of borrowings of consolidated investment entities	(903)	(656)	(804)
Contributions from (distributions to) participants in consolidated investment entities	715	(166)	449
Proceeds from issuance of common stock, net	3	3	3
Proceeds from issuance of preferred stock, net	293	319	—
Share-based compensation	(22)	(14)	(8)
Common stock acquired - Share repurchase	(1,136)	(1,025)	(923)
Dividends paid on common stock	(44)	(6)	(8)
Dividends paid on preferred stock	(28)	—	—
Net cash (used in) provided by financing activities - discontinued operations	813	(672)	1,271
Net cash used in financing activities	(121)	(1,764)	(349)
Net decrease in cash and cash equivalents	(66)	(178)	(1,195)
Cash and cash equivalents, beginning of period	1,538	1,716	2,911
Cash and cash equivalents, end of period	1,472	1,538	1,716
Less: Cash and cash equivalents of discontinued operations, end of period	291	301	862
Cash and cash equivalents of continuing operations, end of period	$1,181	$1,237	$854
Supplemental cash flow information:
Income taxes (received) paid, net	$(127)	$1	$(154)
Interest paid	159	180	174
Non-cash investing and financing activities:
Initial recognition of operating leases upon adoption of ASU 2016-02	$146	$—	$—
Leased assets in exchange for finance lease liabilities	68	—	—
Treasury stock retirement	7,787	—	—

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

On December 18, 2019, the Company entered into a Master Transaction Agreement (the “Resolution MTA”) with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US will acquire all of the shares of the capital stock of Security Life of Denver Company ("SLD") and Security Life of Denver International Limited ("SLDI"), including the capital stock of several subsidiaries of SLD and SLDI. The transaction is expected to close by September 30, 2020 and is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals. The assets and liabilities related to the businesses to be sold have been classified as held for sale in the accompanying Consolidated Balance Sheets and as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows and are reported separately for all periods presented. See the Business Held for Sale and Discontinued Operations Note to these Consolidated Financial Statements.

Concurrently with the sale, SLD will enter into reinsurance agreements with insurance subsidiaries of the Company. Pursuant to these agreements, the Company's subsidiaries will reinsure to SLD certain individual life insurance and annuities businesses. The sale of SLD, SLDI and several of their subsidiaries along with the aforementioned reinsurance transactions are referred to herein as the "Individual Life Transaction". The Individual Life Transaction will result in the disposition of substantially all of our life insurance and legacy non-retirement annuity businesses and related assets. As such, the Company will no longer report its Individual Life business as an operating segment.

On June 1, 2018, the Company consummated a series of transactions (collectively, the " 2018 Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 (the "2018 MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"). As part of the Transaction, Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, acquired two of the Company's subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"), and VIAC and other Voya subsidiaries reinsured to Athene substantially all of their fixed and fixed indexed annuities business. In connection with the 2018 Transaction, VIAC and another Voya subsidiary engaged in a series of reinsurance arrangements pursuant to which Voya and its subsidiaries other than VIAC retained VIAC’s businesses other than variable annuities and fixed and fixed indexed annuities. The Transaction resulted in the disposition of substantially all of the Company's Closed Block Variable Annuity ("CBVA") and Annuities businesses.

The Company provides its principal products and services through three segments: Retirement, Investment Management and Employee Benefits. In addition, the Company includes in Corporate activities that are not directly related to its segments and certain run-off activities that are not meaningful to the Company's business strategy. See the Segments Note to these Consolidated Financial Statements.

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

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow, number of days past due, or various other circumstances. Based on an assessment as to the collectability of the principal, a determination is made either to apply against the book value or apply according to the contractual terms of the loan. Funds recovered in excess of book value would then be applied to recover expenses, impairments, and then interest. Accrual of interest resumes after factors resulting in doubts about collectability have improved.

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

•
Fair Value Hedge: For derivative instruments that are designated and qualify as a fair value hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the same line item in the Consolidated Statements of Operations as impacted by the hedged item.

•
Cash Flow Hedge: For derivative instruments that are designated and qualify as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is reported as a component of AOCI. Those amounts are subsequently reclassified to earnings when the hedged item affects earnings, and are reported in the same line item in the Consolidated Statements of Operations as impacted by the hedged item.

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

In addition, the Company has entered into coinsurance with funds withheld and modified coinsurance reinsurance arrangements that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives within coinsurance with funds withheld reinsurance arrangements and modified coinsurance reinsurance arrangements are reported with the host contract in Other liabilities and Premium receivables and reinsurance recoverable, respectively, on the Consolidated Balance Sheets.Changes in the fair value of embedded derivatives are recorded in Policyholder benefits in the Consolidated Statements of Operations.

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

Collectively, the Company refers to DAC, VOBA, deferred sales inducements ("DSI") and unearned revenue ("URR") as "DAC/VOBA and other intangibles." (See " Insurance Revenue and Related Benefits" section below). DAC/VOBA and other intangibles are adjusted for the impact of unrealized capital gains (losses) on investments, as if such gains (losses) have been realized, with corresponding adjustments included in AOCI.

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

The Company amortizes DAC and VOBA related to universal life-type contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on the Company's experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking"). As of December 31, 2019, $1,478 of DAC/VOBA is amortized in relation to the emergence of estimated gross profits of which $904 and $574 are reported in Deferred policy acquisition costs and Value of business acquired, and Assets held for sale, respectively, on the consolidated balance sheets.

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

Other significant assumptions used in the estimation of gross profits include mortality, and for products with credited rates include interest rate spreads and credit losses. Estimated gross profits of variable annuity contracts are sensitive to mortality and estimated policyholder behavior assumptions, such as surrender, lapse and annuitization rates.

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

As of December 31, 2019 and 2018, contract cost assets were $111 and $108, respectively. For the years ended December 31, 2019 and 2018, amortization expense of $25 and $24, respectively, was recorded in Operating expenses in the Consolidated Statement of Operations. There was no impairment loss in relation to the contract costs capitalized.

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

During the year ended December 31, 2017, as a result of the 2018 Transaction and the sale of substantially all of the Annuities and CBVA businesses discussed above, the Company has evaluated and redefined its contract groupings for loss recognition testing in those businesses. This has resulted in the establishment of premium deficiency reserves of $43 as of December 31, 2017 for the contracts that were not part of the 2018 Transaction. Of that amount, $18 is recorded as an increase in Policyholder benefits in the Consolidated Statement of Operations, with a corresponding increase to Future policy benefits on the Consolidated Balance Sheet, and $25 is reported in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations, with a corresponding amount in Liabilities held for sale on the Consolidated Balance Sheet.

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

•
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 7.5% for the years 2019, 2018 and 2017. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

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

GMWBL, GMWB, FIA and IUL: The Company has in force contracts that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include deferred variable annuity contracts containing guaranteed minimum withdrawal benefits with life payouts ("GMWBL") and guaranteed minimum withdrawal benefits without life contingencies ("GMWB") features and FIA and IUL contracts. Embedded derivatives associated with GMWB and GMWBL are recorded in Future policy benefits. Embedded derivatives associated with FIA and IUL contracts are recorded in Contract owner account balances. Changes in estimated fair value, that are not related to attributed fees or premiums collected or payments made, are reported in Other net realized capital gains (losses).

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

Financial Services Revenue
Revenue for various financial services is measured based on consideration specified in a contract with a customer and is recognized when the Company has satisfied a performance obligation. For advisory, asset management, and recordkeeping and administration services of $1,423 and $1,426 for the years ended December 31, 2019 and 2018, respectively, the Company recognizes revenue as services are provided, generally over time. For distribution and shareholder servicing revenue of $438 and $469 for the years ended December 31, 2019 and 2018, respectively, the Company recognizes revenue as related consideration is received and provides distribution services at a point in time and shareholder services over time. Contract terms are typically less than one year, and consideration is variable.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For a description of principal activities by reportable segment from which the Company generates revenue, see the Segments Note in these Consolidated Financial Statements for further information.

For the year ended December 31, 2019, such revenue represents approximately 27.4% of total Retirement revenue, all of Investment Management revenue, and 3.6% of Corporate revenue. For the year ended December 31, 2018, such revenue represents approximately 28.4% of total Retirement revenue, all of Investment Management revenue, and 17.3% of Corporate revenue. Such revenue is immaterial for the Employee Benefits segment. For the years ended December 31, 2019 and 2018, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods. Revenue for various financial services is recorded in Fee income or Other revenue in the Consolidated Statements of Operations. Receivables of $249 and $237 are included in Other assets on the Consolidated Balance Sheet as of December 31, 2019 and 2018, respectively.

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

Accounting for reinsurance requires use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance. The Company also evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. The S&P ratings for the Company's reinsurers with the largest reinsurance recoverable balances are A-rated or better, including Lincoln National Corporation ("Lincoln") and various subsidiaries of Reinsurance Group of America Incorporated (collectively, "RGA").

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

Share-based Compensation

The Company grants certain employees and directors share-based compensation awards under various plans. Share-based compensation plans are subject to certain vesting conditions. The Company measures the cost of its share-based awards at their grant date fair value, which in the case of restricted stock units ("RSUs ") and performance share units ("PSUs"), is based upon the market value of the Company's common stock on the date of grant. The Company grants certain PSU awards, which are subject to attainment of specified total shareholder return ("TSR") targets relative to a specified peer group. The number of TSR-based PSU awards expected to be earned, based on achievement of the market condition, is factored into the grant date Monte Carlo valuation for the award. Fair value of stock options is determined using a Black-Scholes options valuation methodology. Compensation expense is principally related to the granting of performance share units, restricted stock units and stock options and is recognized in Operating expenses in the Consolidated Statements of Operations over the requisite service period. The majority of awards granted are provided in the first quarter of each year. The Company includes estimated forfeitures in the calculation of share-based compensation expense.

The liability related to cash-settled awards is recorded within Other liabilities on the Consolidated Balance Sheets. Unlike equity-settled awards, which have a fixed grant-date fair value, the fair value of unvested cash-settled awards is remeasured at the end of each reporting period until the awards vest.

All excess tax benefits and tax deficiencies related to share-based compensation are reported in Net income (loss).

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For any period where a loss from continuing operations available to common shareholders is experienced, shares used in the diluted EPS calculation represent basic shares, as using diluted shares would be anti-dilutive to the calculation.

Treasury Stock

All amounts paid to repurchase common stock are recorded as Treasury stock on the Consolidated Balance Sheets. When Treasury stock is retired and the purchase price is greater than par, an excess of purchase price over par is allocated between additional paid-in capital and retained earnings (deficit). Shares that are retired are determined on a FIFO basis.

Consolidation and Noncontrolling Interests

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
January 1, 2019, using the modified retrospective method.
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

Comparative information has not been adjusted and continues to be reported under previous revenue recognition guidance. As of December 31, 2018, the adoption of ASU 2014-09 resulted in a $108 increase in Other assets, reduced by a related $23 decrease in Deferred income taxes, resulting in a net $85 increase to Retained earnings (deficit) on the Consolidated Balance Sheet. For the year ended December 31, 2018, the adoption resulted in a $2 increase in Operating expenses on the Consolidated Statement of Operations and had no impact on Net cash provided by operating activities.

Future Adoption of Accounting Pronouncements

Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12, "Financial Services - Insurance (Topic 944) Targeted Improvements to the Accounting for Long-Duration Contracts" ("ASU 2018-12"), which changes the measurement and disclosures of insurance liabilities and deferred acquisition costs for long-duration contracts issued by insurers. In November 2019, the FASB issued ASU 2019-09 to amend the effective date of ASU 2018-12 for public business entities that are required to file with the SEC to fiscal years beginning after December 15, 2021, including interim periods, with early adoption permitted. The Company is currently in the process of evaluating the provisions of ASU 2018-12. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of ASU 2018-12 may result in a significant impact on Shareholders’ equity and future earnings patterns.

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

Under the current accounting guidance, certain features that are expected to meet the definition of market risk benefits are accounted for as either insurance liabilities or embedded derivatives.
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
The Company intends to adopt ASU 2018-15 as of January 1, 2020 on a prospective basis. The Company does not expect ASU 2018-15 to have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

The Company believes the adoption of this guidance will not have a material impact on the Company’s financial condition, results of operations or cash flows. The CECL requirements apply to financial assets held at amortized cost, the most significant of which, for the Company, are mortgage loans and reinsurance recoverable balances. Implementation efforts currently in progress include the finalization of CECL models and continuing analysis of model output, as well as development of related processes, controls, and disclosures.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Business Held for Sale and Discontinued Operations

As noted in the Business, Basis of Presentation and Significant Accounting Policies Note, on December 18, 2019, the Company entered into the Resolution MTA with Resolution Life US to sell several of its subsidiaries and the related Individual Life and fixed and variable annuities businesses within these subsidiaries. Additionally, on June 1, 2018, the Company consummated a series of transactions pursuant to a Master Transaction Agreement (the "2018 MTA") to sell substantially all of its fixed and fixed indexed annuities businesses.

The following table presents summary information related to assets and liabilities classified as held for sale and income (loss) from discontinued operations for the periods presented:

	Year Ended December 31,
	2019	2018
Assets held for sale
Individual Life Transaction	$20,069	$20,045
2018 Transaction	—	—
Total	$20,069	$20,045

Liabilities held for sale
Individual Life Transaction	$18,498	$17,903
2018 Transaction	—	—
Total	$18,498	$17,903

	Year Ended December 31,
	2019	2018	2017
Income (loss) from discontinued operations, net of tax
Individual Life Transaction	$(984)	$72	$107
2018 Transaction	(82)	457	(2,580)
Total	$(1,066)	$529	$(2,473)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents summary information related to cash flows from discontinued operations for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities - discontinued operations
Individual Life Transaction	$(102)	$(410)	$100
2018 Transaction	—	1,462	411
Total	$(102)	$1,052	$511

Net cash provided by investing activities - discontinued operations
Individual Life Transaction	$(498)	$(248)	$(1,000)
2018 Transaction	(128)	34	(1,261)
Total	$(626)	$(214)	$(2,261)

Net cash provided by financing activities - discontinued operations
Individual Life Transaction	$813	$537	$887
2018 Transaction	—	(1,209)	384
Total	$813	$(672)	$1,271

The Individual Life Transaction

Sale of legal entities

Pursuant to the the Company executing the Resolution MTA and upon closing of the Individual Life Transaction, the Company will sell five of its legal subsidiaries, SLD, SLDI, Roaring River II ("RRII"), Midwestern United Life Insurance Company ("MUL") and Voya American Equities, Inc. ("VAE") to Resolution Life US. Resolution Life US is an insurance holding company newly formed by Resolution Life Group Holdings, L.P., a Bermuda-based limited partnership (“RLGH”). The Individual Life Transaction is expected to close by September 30, 2020 and is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals.

The purchase price in the transaction is approximately $1.25 billion, with an adjustment based on the adjusted capital and surplus of SLD, SLDI and RRII at closing. The purchase price includes cash consideration of approximately $902, a $225 equity interest in RLGH, and $123 principal amount in surplus notes issued by SLD that will be retained by the Company under modified terms. The receivable for the surplus notes and SLD's corresponding liability outstanding as of December 31, 2019 and 2018 are included in Other investments and Liabilities held for sale, respectively, on the Company's Consolidated Balance Sheets. In the summary of major categories of assets and liabilities held for sale below, SLD's corresponding liability for the surplus notes is included in Notes payable.

The Individual Life Transaction is subject to a $100 reverse termination fee that would be payable by Resolution Life US to the Company if the Resolution MTA is terminated in prescribed circumstances related to the failure by Resolution Life US’s reserve financing provider to provide a committed financing facility. A separate $20 termination fee would be payable by Resolution Life US to the Company in prescribed circumstances where the Resolution MTA is terminated due to a failure to obtain certain approvals or consents.

Concurrent with the execution of the Resolution MTA, RLGH provided the Company with a limited guarantee to guarantee its financial obligations for an amount not to exceed $1.3 billion, including the termination fees and subject to the terms and conditions in the Resolution MTA.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company has determined that these entities to be disposed of meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company’s operations. Accordingly, the results of operations of the entities to be sold have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and the assets and liabilities of the businesses have been classified as held for sale and segregated for all periods presented in the Consolidated Balance Sheets. A business classified as held for sale is recorded at the lower of its carrying value or estimated fair value less cost to sell. If the carrying value exceeds its estimated fair value less cost to sell, a loss is recognized. Transactions between the businesses held for sale and businesses in continuing operations that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and the assets, liabilities and results of the businesses held for sale.

The results of discontinued operations are reported in "Income (loss) from discontinued operations, net of tax" in the accompanying Consolidated Statements of Operations for all periods presented. In addition, Income (loss) from discontinued operations, net of tax, for the year ended December 31, 2019 includes the estimated loss on sale, net of tax of $1,108 to write down the carrying value of the businesses held for sale to estimated fair value, which is based on the estimated sales price of the transaction, less cost to sell and other adjustments in accordance with the Resolution MTA. Additionally, the estimated loss on sale is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the major categories of assets and liabilities classified as held for sale related to the Individual Life Transaction in the accompanying Consolidated Balance Sheets as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$11,483	$9,401
Fixed maturities, at fair value using the fair value option	752	722
Mortgage loans on real estate, net of valuation allowance	1,319	1,395
Policy loans	1,005	1,019
Derivatives	304	131
Other investments(1)	430	333
Securities pledged	235	405
Total investments	15,528	13,406
Cash and cash equivalents	291	301
Short-term investments under securities loan agreements, including collateral delivered	216	391
Premium receivable and reinsurance recoverable	3,101	3,309
Deferred policy acquisition costs and Value of business acquired	607	1,143
Current income taxes	136	220
Deferred income taxes	(757)	(452)
Other assets(2)	570	430
Assets held in separate accounts	1,485	1,297
Write-down of businesses held for sale to fair value less cost to sell	(1,108)	—
Total assets held for sale	$20,069	$20,045

Liabilities:
Future policy benefits and contract owner account balances	$15,472	$15,008
Payables under securities loan and repurchase agreements, including collateral held	428	455
Derivatives	77	53
Notes payable	252	222
Other liabilities	784	868
Liabilities related to separate accounts	1,485	1,297
Total liabilities held for sale	$18,498	$17,903
(1) Includes Other investments, Equity securities, Limited Partnerships/corporations and Short-term investments.
(2) Includes Other assets and Accrued investment income.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Revenues:
Net investment income	$665	$649	$672
Fee income	750	743	754
Premiums	27	27	24
Total net realized capital gains (losses)	45	(44)	(18)
Other revenue	(21)	4	(8)
Total revenues	1,466	1,379	1,424
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,065	1,050	978
Operating expenses	83	96	102
Net amortization of Deferred policy acquisition costs and Value of business acquired	153	135	176
Interest expense	10	9	8
Total benefits and expenses	1,311	1,290	1,264
Income (loss) from discontinued operations before income taxes	155	89	160
Income tax expense (benefit)	31	17	53
Loss on sale, net of tax	(1,108)	—	—
Income (loss) from discontinued operations, net of tax	$(984)	$72	$107

The estimated purchase price and estimated carrying value of the legal entities to be sold as of the future date of closing, and therefore the estimated loss on sale related to the Individual Life Transaction, are subject to adjustment in future quarters until closing, and may be influenced by, but not limited to, the following factors:

•	The performance of the businesses held for sale, including the impact of mortality, reinsurance rates and financing costs;

•	Changes in the terms of the Transaction, including as the result of subsequent negotiations or as necessary to obtain regulatory approval; and

•	Other changes in the terms of the Transaction due to unanticipated developments.

The Company is required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Transaction. Changes in the estimated loss on sale that occur prior to closing of the Transaction will be reported as an adjustment to Income (loss) from discontinued operations, net of tax, in future quarters prior to closing.

Reinsurance

Concurrently with the sale, SLD will enter into reinsurance agreements with Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York ("RLNY"), and Voya Retirement Insurance and Annuity Company ("VRIAC"), each of which is a direct or indirect wholly owned subsidiary of the Company. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of the Company. The Company currently expects that these reinsurance transactions will be carried out on a coinsurance basis, with SLD’s reinsurance obligations collateralized by assets in trust. Based on values as of December 31, 2019, U.S GAAP reserves to be ceded under the Individual Life Transaction (defined below) are expected to be approximately $11.0 billion and are subject to change until closing. The reinsurance agreements along with the sale of the legal entities noted above will result in the disposition of substantially all of the Company's life insurance and legacy non-retirement annuity businesses and related assets. The revenues and net results of the Individual Life and Annuities

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

businesses that will be disposed of via reinsurance are reported in businesses exited or to be exited through reinsurance or divestment which is an adjustment to the Company's U.S. GAAP revenues and earnings measures to calculate Adjusted operating revenues and Adjusted operating earnings before income taxes, respectively. In connection with the reinsurance agreements mentioned above, the Company may incur charges associated with the termination or recapture of existing reinsurance arrangements with its reinsurers.

The 2018 Transaction

On June 1, 2018, the Company consummated a series of transactions (collectively, the "2018 Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 (the "2018 MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"). As part of the 2018 Transaction, Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, acquired two of the Company's subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"), and VIAC and other Voya subsidiaries reinsured to Athene substantially all of their fixed and fixed indexed annuities business. The Company has determined that the CBVA and Annuities businesses disposed of in the 2018 Transaction meet the criteria to be classified as discontinued operations and that the sale represents a strategic shift that has a major effect on the Company’s operations.  Accordingly, the results of operations of the businesses sold have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.

Pursuant to the terms of the 2018 MTA and prior to the closing of the Transaction, VIAC undertook certain restructuring transactions, including reinsurance, with several affiliates in order to transfer business and assets into and out of VIAC from and to the Company's affiliates. See the Reinsurance Note to the Consolidated Financial Statements for further information.

The purchase price for VIAC was $169 and was equal to the difference between the Required Adjusted Book Value (as defined in the 2018 MTA) and the Statutory capital in VIAC at closing, after giving effect to certain agreed upon adjustments. Following the closing of the Transaction, the Company, through its other insurance subsidiaries, continued to own surplus notes issued by VIAC in an aggregate principal amount of $350 and acquired a 9.99% equity interest in VA Capital. The investment in surplus notes was reported in Fixed maturities, available-for-sale on the Company's Consolidated Balance Sheet as of December, 31, 2018. Final loss on sale related to the 2018 Transaction was $2,000 which included transaction costs of $33 and the loss of $460 of deferred tax assets and was recorded in the Company's Consolidated Statements of Operations as presented in the Income (loss) from discontinued operations table below. The final loss on sale included the outstanding purchase price true-up amounts with VA Capital of $82 which was settled during the year ended December 31, 2019.

Upon execution of the Individual Life Transaction including the reinsurance arrangements disclosed in the Individual Life Transaction section above, the Company will continue to hold an insignificant number of Individual Life, Annuities and CBVA policies. These policies are referred to in this Annual Report on Form 10-K as "Residual Runoff Business".

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the 2018 Transaction for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Revenues:
Net investment income	$—	$510	$1,266
Fee income	—	295	801
Premiums	—	(50)	190
Total net realized capital losses	—	(345)	(1,234)
Other revenue	—	10	19
Total revenues	—	420	1,042
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	442	978
Operating expenses	—	(14)	250
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	49	127
Interest expense	—	10	22
Total benefits and expenses	—	487	1,377
Income (loss) from discontinued operations before income taxes	—	(67)	(335)
Income tax expense (benefit)	—	(19)	(178)
Loss on sale, net of tax	(82)	505	(2,423)
Income (loss) from discontinued operations, net of tax	$(82)	$457	$(2,580)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2019:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$1,074	$308	$—	$—	$1,382	$—
U.S. Government agencies and authorities	74	21	—	—	95	—
State, municipalities and political subdivisions	1,220	103	—	—	1,323	—
U.S. corporate public securities	12,980	1,977	19	—	14,938	—
U.S. corporate private securities	5,568	488	21	—	6,035	—
Foreign corporate public securities and foreign governments(1)	3,887	460	6	—	4,341	—
Foreign corporate private securities(1)	4,545	288	2	—	4,831	—
Residential mortgage-backed securities	4,999	200	14	19	5,204	5
Commercial mortgage-backed securities	3,402	176	4	—	3,574	—
Other asset-backed securities	2,058	22	25	—	2,055	1
Total fixed maturities, including securities pledged	39,807	4,043	91	19	43,778	6
Less: Securities pledged	1,264	154	10	—	1,408	—
Total fixed maturities	$38,543	$3,889	$81	$19	$42,370	$6
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $336 of net unrealized gains on impaired available-for-sale securities.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2018:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$1,228	$196	$1	$—	$1,423	$—
U.S. Government agencies and authorities	62	12	—	—	74	—
State, municipalities and political subdivisions	1,241	25	16	—	1,250	—
U.S. corporate public securities	14,455	721	300	—	14,876	—
U.S. corporate private securities	5,499	134	142	—	5,491	—
Foreign corporate public securities and foreign governments(1)	4,139	125	129	—	4,135	—
Foreign corporate private securities(1)	4,705	66	131	—	4,640	—
Residential mortgage-backed securities	4,143	170	47	16	4,282	7
Commercial mortgage-backed securities	2,777	27	41	—	2,763	—
Other asset-backed securities	1,688	10	40	—	1,658	2
Total fixed maturities, including securities pledged	39,937	1,486	847	16	40,592	9
Less: Securities pledged	1,436	75	49	—	1,462	—
Total fixed maturities	$38,501	$1,411	$798	$16	$39,130	$9
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $234 of net unrealized gains on impaired available-for-sale securities.

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2019, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,105	$1,120
After one year through five years	5,391	5,638
After five years through ten years	8,014	8,667
After ten years	14,838	17,520
Mortgage-backed securities	8,401	8,778
Other asset-backed securities	2,058	2,055
Fixed maturities, including securities pledged	$39,807	$43,778

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2019 and 2018, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholders' equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2019
Communications	$1,694	$295	$—	$1,989
Financial	4,067	535	1	4,601
Industrial and other companies	11,669	1,274	16	12,927
Energy	2,819	368	27	3,160
Utilities	4,895	561	1	5,455
Transportation	1,206	116	2	1,320
Total	$26,350	$3,149	$47	$29,452

December 31, 2018
Communications	$1,952	$107	$29	$2,030
Financial	4,131	199	70	4,260
Industrial and other companies	12,707	371	330	12,748
Energy	3,180	138	117	3,201
Utilities	5,120	189	114	5,195
Transportation	1,039	27	25	1,041
Total	$28,129	$1,031	$685	$28,475

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2019 and 2018, approximately 43.4% and 46.0%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of December 31, 2019 and 2018, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of December 31, 2019, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions was $66, and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held, respectively, on the Consolidated Balance Sheets. As of December 31, 2018, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transaction was $45. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securities Lending

As of December 31, 2019 and 2018, the fair value of loaned securities was $1,159 and $1,237, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of December 31, 2019 and 2018, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $1,055 and $1,190, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, liabilities to return collateral of $1,055 and $1,190, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company's Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2019 and 2018, the fair value of securities retained as collateral by the lending agent on the Company's behalf was $146 and $91, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged for the dates indicated:

	December 31, 2019 (1)(2)	December 31, 2018 (1)(2)
U.S. Treasuries	$213	$180
U.S. Government agencies and authorities	15	7
U.S. corporate public securities	684	813
Equity securities	—	1
Foreign corporate public securities and foreign governments	289	280
Payables under securities loan agreements	$1,201	$1,281

(1) As of December 31, 2019 and 2018, borrowings under securities lending transactions include cash collateral of $1,055 and $1,190, respectively.
(2) As of December 31, 2019 and 2018, borrowings under securities lending transactions include non-cash collateral of $146 and $91, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2019:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses
U.S. Treasuries	$2	$—	*	$21	$—	*	$23	$—	*
State, municipalities and political subdivisions	25	—	*	1	—	*	26	—	*
U.S. corporate public securities	122	3		199	16		321	19
U.S. corporate private securities	113	1		195	20		308	21
Foreign corporate public securities and foreign governments	15	—	*	103	6		118	6
Foreign corporate private securities	36	—	*	78	2		114	2
Residential mortgage-backed	730	8		194	6		924	14
Commercial mortgage-backed	472	4		18	—	*	490	4
Other asset-backed	308	5		641	20		949	25
Total	$1,823	$21		$1,450	$70		$3,273	$91
Total number of securities in an unrealized loss position	334			338			672
*Less than $1.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2018:

	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—	$40	$1	$40	$1
State, municipalities and political subdivisions	363	7	178	9	541	16
U.S. corporate public securities	5,010	220	742	80	5,752	300
U.S. corporate private securities	2,031	56	744	86	2,775	142
Foreign corporate public securities and foreign governments	1,849	88	253	41	2,102	129
Foreign corporate private securities	1,969	101	327	30	2,296	131
Residential mortgage-backed	795	17	531	30	1,326	47
Commercial mortgage-backed	1,206	22	484	19	1,690	41
Other asset-backed	1,163	38	76	2	1,239	40
Total	$14,386	$549	$3,375	$298	$17,761	$847
Total number of securities in an unrealized loss position	2,177		686		2,863

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not other-than-temporarily impaired as of December 31, 2019. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

On a quarterly basis, the Company evaluates its available-for-sale investment portfolio to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. All available-for-sale securities with fair values less than amortized cost are included in the Company's evaluation. Generally, for non-structured securities, management considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same consideration utilized in its overall impairment evaluation process, which incorporates available information and the Company’s best estimate of scenario based outcomes regarding the specific security and issuer. The Company also considers quality and amount of any credit enhancement; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates; and the overall macroeconomic conditions. For structured securities, such as non-agency RMBS, CMBS, and ABS, the Company evaluates other-than-temporary impairments based on actual and projected cash flows, after considering the quality and updated loan-to-value ratios, reflecting current home prices of the underlying collateral, forecasted loss severity, the payment priority in the tranche and any credit enhancement within the structure. In assessing credit impairment, the Company performs discounted cash flow analysis comparing the current amortized cost of a security to the present value of the expected future cash flows, including estimated defaults, and prepayments. The discount rate is generally the effective interest rate of the fixed maturity prior to the impairment.

See the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements for the policy used to evaluate whether the investments are other-than-temporarily impaired.

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $756 from $847 to $91 for the year ended December 31, 2019. The decrease in gross unrealized capital losses was primarily due to declining interest rates and tightening credit spreads.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2019, $12 of the total $91 of gross unrealized losses were from 8 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

Evaluating Securities for Other-Than-Temporary Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

The following table identifies the Company's impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2019			2018			2017
	Impairment		No. of Securities	Impairment		No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—	*	8	$—		—	$—	*	2
U.S. corporate public securities	18		38	6		2	1		3
U.S. corporate private securities	1		18	—		—	—		—
Foreign corporate public securities and foreign governments(1)	5		22	2		3	2		3
Foreign corporate private securities(1)	26		12	15		1	15		2
Residential mortgage-backed	5		89	5		61	1		40
Other	5		128	—	*	2	1		3
Total	$60		315	$28		69	$20		53
Credit Impairments	$28			$19			$18
Intent Impairments	$32			$9			$2
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

The following table presents the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Balance at January 1	$11	$21	$21
Additional credit impairments:
On securities not previously impaired	—	—	8
Reductions:
Securities sold, matured, prepaid or paid down	3	10	8
Balance at December 31	$8	$11	$21

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2019, the Company had one new commercial mortgage loan troubled debt restructuring with a pre-modification carrying value of $3 and post-modification carrying value of $2. For the year ended December 31, 2019, the Company had one new private placement troubled debt restructuring with a pre-modification cost basis of $107 and post-modification carrying value of $54. For the year ended December 31, 2018, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring.

As of December 31, 2019 and 2018, the Company did not have any private placements modified in a troubled debt restructuring with a subsequent payment default. As of December 31, 2019, the Company had one commercial mortgage loan modified in a troubled debt restructuring with a subsequent payment default. As of December 31, 2018, the Company did not have any commercial mortgage loans modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	December 31, 2019			December 31, 2018
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$6,875	$6,879	$4	$7,279	$7,283
Collective valuation allowance for losses	N/A	(1)	(1)	N/A	(2)	(2)
Total net commercial mortgage loans	$4	$6,874	$6,878	$4	$7,277	$7,281

N/A - Not Applicable

There were two impairments of $4 on the mortgage loan portfolio for the year ended December 31, 2019. There were no impairments on the mortgage loan portfolio for the year ended December 31, 2018.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2019	December 31, 2018
Collective valuation allowance for losses, balance at January 1	$2	$3
Addition to (reduction of) allowance for losses	(1)	(1)
Collective valuation allowance for losses, end of period	$1	$2

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	December 31, 2019	December 31, 2018
Impaired loans without allowances for losses	$4	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$4
Unpaid principal balance of impaired loans	$5	$5

For the years ended December 31, 2019 and 2018, the Company did not have any impaired loans with allowances for losses.

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended.

As of December 31, 2019 and 2018, the Company had no loans greater than 60 days in arrears and there were no mortgage loans in the Company's portfolio in process of foreclosure. The Company foreclosed on two loans during the year ended December 31, 2019 with a carrying value of $7.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Impaired loans, average investment during the period (amortized cost)(1)	$11	$4	$4
Interest income recognized on impaired loans, on an accrual basis(1)	1	—	—
Interest income recognized on impaired loans, on a cash basis(1)	1	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—	—

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV and DSC ratios as of the dates indicated:

	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2019(1)
Loan-to-Value Ratios:
0% - 50%	$650	$24	$11	$2	$—	$687	10.0%
>50% - 60%	1,597	53	36	37	—	1,723	25.0%
>60% - 70%	2,669	581	329	131	—	3,710	53.9%
>70% - 80%	384	119	121	79	—	703	10.2%
>80% and above	33	16	—	7	—	56	0.9%
Total	$5,333	$793	$497	$256	$—	$6,879	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2018(1)
Loan-to-Value Ratios:
0% - 50%	$553	$39	$26	$2	$—	$620	8.5%
>50% - 60%	1,653	57	37	6	—	1,753	24.1%
>60% - 70%	3,106	463	631	53	32	4,285	58.8%
>70% - 80%	324	124	93	23	4	568	7.8%
>80% and above	18	6	10	—	23	57	0.8%
Total	$5,654	$689	$797	$84	$59	$7,283	100.0%
(1)Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$1,627	23.6	$1,699	23.3%
South Atlantic	1,462	21.3	1,519	20.9%
Middle Atlantic	1,326	19.3	1,351	18.6%
West South Central	719	10.5	817	11.2%
Mountain	670	9.7	706	9.7%
East North Central	571	8.3	666	9.1%
New England	117	1.7	109	1.5%
West North Central	283	4.1	338	4.6%
East South Central	104	1.5	78	1.1%
Total Commercial mortgage loans	$6,879	100.0	$7,283	100.0%

	December 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,873	27.3	$2,067	28.3%
Industrial	1,636	23.8	1,803	24.8%
Apartments	1,797	26.1	1,696	23.3%
Office	999	14.5	1,144	15.7%
Hotel/Motel	188	2.7	162	2.2%
Other	324	4.7	347	4.8%
Mixed Use	62	0.9	64	0.9%
Total Commercial mortgage loans	$6,879	100.0	$7,283	100.0%

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Fixed maturities	$2,241	$2,181	$2,138
Equity securities	11	12	8
Mortgage loans on real estate	334	335	333
Policy loans	42	47	48
Short-term investments and cash equivalents	12	14	10
Other	222	146	144
Gross investment income	2,862	2,735	2,681
Less: investment expenses	70	66	40
Net investment income	$2,792	$2,669	$2,641

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2019 and 2018, the Company had $1 and $5, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Fixed maturities, available-for-sale, including securities pledged	$(21)	$(88)	$(13)
Fixed maturities, at fair value option	40	(357)	(238)
Equity securities	(16)	(9)	(1)
Derivatives	(164)	(16)	(2)
Embedded derivatives - fixed maturities	3	(6)	(10)
Guaranteed benefit derivatives	(6)	92	65
Other investments	(2)	29	(10)
Net realized capital gains (losses)	$(166)	$(355)	$(209)

For the years ended December 31, 2019 and 2018, the change in the fair value of equity securities still held as of December 31, 2019 and 2018 was $(16) and $(8), respectively.

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Proceeds on sales	$4,105	$4,162	$4,164
Gross gains	63	29	67
Gross losses	54	82	50

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

Total return swaps: The Company uses total return swaps as a hedge against a decrease in variable annuity account values, which are invested in certain indices. Total return swaps are also used as a hedge of other corporate liabilities. Using total return swaps, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of assets or a market index and the LIBOR rate, calculated by reference to an agreed upon notional principal amount. No cash is exchanged at the onset of the contracts. Cash is paid and received over the life of the contract based upon the terms of the swaps. The Company utilizes these contracts in non-qualifying hedging relationships.

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
Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain products that contain embedded derivatives for which market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates or credit ratings/spreads. In addition, the Company has entered into coinsurance with funds withheld and modified coinsurance arrangements, which contain embedded derivatives.
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

The notional amounts and fair values of derivatives from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, were as follows as of the dates indicated:

	December 31, 2019			December 31, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$30	$—	$—	$42	$—	$—
Foreign exchange contracts	771	12	21	731	13	22
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	25,027	294	371	26,011	179	137
Foreign exchange contracts	92	—	1	21	—	—
Equity contracts	400	10	8	329	2	2
Credit contracts	237	—	2	280	—	3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	19	—	N/A	16	—
Within products	N/A	—	60	N/A	—	44
Within reinsurance agreements	N/A	—	100	N/A	—	(5)
Total		$335	$563		$210	$203
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives for businesses held for sale were as follows as of the dates indicated:

	December 31, 2019			December 31, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$1	$—	$—	$1	$—	$—
Foreign exchange contracts	19	1	1	13	1	—
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	2,227	49	56	2,151	39	51
Foreign exchange contracts	18	—	—	9	—	—
Equity contracts	1,753	254	20	1,427	91	2
Credit contracts	—	—	—	1	—	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	8	—	N/A	9	—
Within products	N/A	—	217	N/A	—	82
Within reinsurance agreements	N/A	—	75	N/A	—	26
Total		$312	$369		$140	$161
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2019 and 2018. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company's risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts for continuing operations and businesses held for sale are presented in the tables below as of the dates indicated:

	December 31, 2019
Continuing operations:(1)
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$237	$—	$2
Equity contracts	293	9	7
Foreign exchange contracts	863	12	22
Interest rate contracts	23,634	295	371
		316	402
Counterparty netting(2)		(290)	(290)
Cash collateral netting(2)		(25)	(100)
Securities collateral netting(2)		—	(5)
Net receivables/payables		$1	$7
(1) Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction,
(2) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	December 31, 2019
Businesses held for sale:
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$—	$—	$—
Equity contracts	1,753	254	20
Foreign exchange contracts	37	1	1
Interest rate contracts	2,228	49	56
		304	77
Counterparty netting(1)		(76)	(76)
Cash collateral netting(1)		(206)	—
Securities collateral netting(1)		(17)	—
Net receivables/payables		$5	$1
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2018
Continuing operations:(1)
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$280	$—	$3
Equity contracts	189	3	1
Foreign exchange contracts	752	13	22
Interest rate contracts	23,518	179	137
		195	163
Counterparty netting(2)		(141)	(141)
Cash collateral netting(2)		(49)	(8)
Securities collateral netting(2)		—	(13)
Net receivables/payables		$5	$1

(1) Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction,
(2) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	December 31, 2018
Businesses held for sale:
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$1	$—	$—
Equity contracts	1,427	91	2
Foreign exchange contracts	22	1	—
Interest rate contracts	2,134	39	51
		131	53
Counterparty netting(1)		(50)	(50)
Cash collateral netting(1)		(62)	—
Securities collateral netting(1)		(11)	(3)
Net receivables/payables		$8	$—

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

Continuing operations: As of December 31, 2019, the Company held $9 and pledged $82 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2018, the Company held $27 and $16 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2019, the Company delivered $183 of securities and held no securities as collateral. As of December 31, 2018, the Company delivered $180 of securities and held no securities as collateral.

Businesses held for sale: As of December 31, 2019, the Company held $213 and no net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2018, the Company held $64 and

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

no net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2019, the Company delivered $2 of securities and held $18 of securities as collateral. As of December 31, 2018, the Company delivered $6 of securities and held $11 of securities as collateral.

The location and effect of derivatives qualifying for hedge accounting from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the period indicated:

	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income
Year Ended December 31, 2019
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$1	$—
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	11

The location and amount of gain (loss) recognized from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Year Ended December 31,
	2019
	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$2,792	$(102)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	11	—

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, on the Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2019	2018	2017
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(136)	$(38)	$1
Foreign exchange contracts	Other net realized capital gains (losses)	2	4	(7)
Equity contracts	Other net realized capital gains (losses)	(32)	10	(31)
Credit contracts	Other net realized capital gains (losses)	2	(2)	13
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	3	(6)	(10)
Within products	Other net realized capital gains (losses)	(6)	92	65
Within reinsurance agreements	Policyholder benefits	(111)	81	(52)
Total		$(278)	$141	$(21)

The location and effect of derivatives not designated as hedging instruments from discontinued operations on the Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2019	2018	2017
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Income (loss) from discontinued operations, net of tax	$—	$4	$1
Foreign exchange contracts	Income (loss) from discontinued operations, net of tax	—	—	(1)
Equity contracts	Income (loss) from discontinued operations, net of tax	139	(75)	93
Credit contracts	Income (loss) from discontinued operations, net of tax	1	(1)	4
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Income (loss) from discontinued operations, net of tax	(1)	(6)	(8)
Within products	Income (loss) from discontinued operations, net of tax	(134)	69	(87)
Within reinsurance agreements	Income (loss) from discontinued operations, net of tax	(49)	35	(5)
Total		$(44)	$26	$(3)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,083	$299	$—	$1,382
U.S. Government agencies and authorities	—	95	—	95
State, municipalities and political subdivisions	—	1,323	—	1,323
U.S. corporate public securities	—	14,864	74	14,938
U.S. corporate private securities	—	4,578	1,457	6,035
Foreign corporate public securities and foreign governments(1)	—	4,341	—	4,341
Foreign corporate private securities(1)	—	4,503	328	4,831
Residential mortgage-backed securities	—	5,181	23	5,204
Commercial mortgage-backed securities	—	3,574	—	3,574
Other asset-backed securities	—	1,977	78	2,055
Total fixed maturities, including securities pledged	1,083	40,735	1,960	43,778
Equity securities	68	—	128	196
Derivatives:
Interest rate contracts	2	243	49	294
Foreign exchange contracts	—	12	—	12
Equity contracts	—	10	—	10
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,613	31	—	2,644
Assets held in separate accounts	75,405	6,149	116	81,670
Total assets	$79,171	$47,180	$2,253	$128,604
Percentage of Level to total	61%	37%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives(2)	—	—	60	60
Other derivatives:
Interest rate contracts	—	322	49	371
Foreign exchange contracts	—	22	—	22
Equity contracts	—	8	—	8
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	100	—	100
Total liabilities	$—	$454	$109	$563
(1) Primarily U.S. dollar denominated.
(2) Includes GMWBL, GMWB,FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities related to businesses held for sale measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$472	$314	$—	$786
U.S. Government agencies and authorities	—	161	—	161
State, municipalities and political subdivisions	—	439	—	439
U.S. corporate public securities	—	5,949	32	5,981
U.S. corporate private securities	—	596	316	912
Foreign corporate public securities and foreign governments(1)	—	1,490	7	1,497
Foreign corporate private securities(1)	—	438	80	518
Residential mortgage-backed securities	—	588	—	588
Commercial mortgage-backed securities	—	995	—	995
Other asset-backed securities	—	587	6	593
Total fixed maturities, including securities pledged	472	11,557	441	12,470
Equity securities	2	—	33	35
Derivatives:
Interest rate contracts	—	—	49	49
Foreign exchange contracts	—	1	—	1
Equity contracts	—	52	202	254
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	533	—	—	533
Assets held in separate accounts	1,485	—	—	1,485
Total assets	$2,492	$11,610	$725	$14,827
Percentage of Level to total	17%	78%	5%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives - IUL	$—	$—	$217	$217
Other derivatives:
Interest rate contracts	—	7	49	56
Foreign exchange contracts	—	1	—	1
Equity contracts	—	20	—	20
Embedded derivative on reinsurance	—	75	—	75
Total liabilities	$—	$103	$266	$369

(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,236	$187	$—	$1,423
U.S. Government agencies and authorities	—	74	—	74
State, municipalities and political subdivisions	—	1,250	—	1,250
U.S. corporate public securities	—	14,842	34	14,876
U.S. corporate private securities	—	4,357	1,134	5,491
Foreign corporate public securities and foreign governments(1)	—	4,135	—	4,135
Foreign corporate private securities(1)	—	4,423	217	4,640
Residential mortgage-backed securities	—	4,254	28	4,282
Commercial mortgage-backed securities	—	2,749	14	2,763
Other asset-backed securities	—	1,531	127	1,658
Total fixed maturities, including securities pledged	1,236	37,802	1,554	40,592
Equity securities	144	—	103	247
Derivatives:
Interest rate contracts	—	140	39	179
Foreign exchange contracts	—	13	—	13
Equity contracts	—	2	—	2
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,628	28	—	2,656
Assets held in separate accounts	64,064	5,805	62	69,931
Total assets	$68,072	$43,790	$1,758	$113,620
Percentage of Level to total	60%	38%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives(2)	$—	$—	$44	$44
Other derivatives:
Interest rate contracts	1	97	39	137
Foreign exchange contracts	—	22	—	22
Equity contracts	1	1	—	2
Credit contracts	—	3	—	3
Embedded derivative on reinsurance	—	(5)	—	(5)
Total liabilities	$2	$118	$83	$203
(1) Primarily U.S. dollar denominated.
(2) Includes GMWBL, GMWB, FIA. Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities related to businesses held for sale measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$518	$355	$—	$873
U.S. Government agencies and authorities	—	167	—	167
State, municipalities and political subdivisions	—	408	—	408
U.S. corporate public securities	—	4,962	10	4,972
U.S. corporate private securities	—	482	259	741
Foreign corporate public securities and foreign governments(1)	—	1,310	11	1,321
Foreign corporate private securities(1)	—	421	34	455
Residential mortgage-backed securities	—	521	—	521
Commercial mortgage-backed securities	—	653	—	653
Other asset-backed securities	—	407	11	418
Total fixed maturities, including securities pledged	518	9,686	325	10,529
Equity securities	—	—	25	25
Derivatives:
Interest rate contracts	—	—	39	39
Foreign exchange contracts	—	1	—	1
Equity contracts	—	8	83	91
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	734	—	—	734
Assets held in separate accounts	1,297	—	—	1,297
Total assets	$2,549	$9,695	$472	$12,716
Percentage of Level to total	20%	76%	4%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives - IUL	$—	$—	$82	$82
Other derivatives:
Interest rate contracts	—	12	39	51
Foreign exchange contracts	—	—	—	—
Equity contracts	—	2	—	2
Embedded derivative on reinsurance	—	26	—	26
Total liabilities	$—	$40	$121	$161
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company's Consolidated Balance Sheets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third party with an equal credit standing. Fair value is required to be a market-based measurement that is determined based on a hypothetical transaction at the measurement date, from a market participant's perspective. The Company considers three broad valuation approaches when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation approaches and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

Fair values of privately placed bonds are determined primarily using a matrix-based pricing model and are generally classified as Level 2 assets. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in its relevant market. Using this data, the model generates estimated market values, which the Company considers reflective of the fair value of each privately placed bond.

Equity securities: Level 2 and Level 3 equity securities, typically private equities or equity securities not traded on an exchange, are valued by other sources such as analytics or brokers.

Derivatives: Derivatives are carried at fair value, which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap ("OIS") rates.The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. The Company also has certain credit default swaps and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2019 and 2018. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$34	$(1)	$5	$5	$—	$—	$(7)	$38	$—	$74	$(1)
U.S. corporate private securities	1,134	—	90	342	—	(23)	(86)	11	(11)	1,457	—
Foreign corporate private securities(1)	217	(24)	46	169	—	(80)	—	—	—	328	2
Residential mortgage-backed securities	28	(11)	1	13	—	(6)	—	—	(2)	23	(7)
Commercial mortgage-backed securities	14	—	—	—	—	—	—	—	(14)	—	—
Other asset-backed securities	127	—	1	8	—	—	(3)	—	(55)	78	—
Total fixed maturities including securities pledged	1,554	(36)	143	537	—	(109)	(96)	49	(82)	1,960	(6)
Equity securities	103	(17)	—	42	—	—	—	—	—	128	(17)
Derivatives:
Guaranteed benefit derivatives(2)(6)	(44)	(6)	—	—	(9)	—	(1)	—	—	(60)	—
Assets held in separate accounts(5)	62	4	—	78	—	(1)	—	3	(30)	116	—
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
(6) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities related to businesses held for sale and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$10	$—	$2	$—	$—	$—	$(1)	$22	$(1)	$32	$—
U.S. corporate private securities	259	—	23	50	—	(2)	(15)	1	—	316	—
Foreign corporate public securities and foreign governments(1)	11	—	(4)	—	—	—	—	—	—	7	—
Foreign corporate private securities(1)	34	(4)	11	52	—	(13)	—	—	—	80	—
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	11	—	—	—	—	—	—	—	(5)	6	—
Total fixed maturities including securities pledged	325	(4)	32	102	—	(15)	(16)	23	(6)	441	—
Equity securities	25	1	—	7	—	—	—	—	—	33	1
Derivatives:
Guaranteed benefit derivatives - IUL(2)	(82)	(134)	—	—	(56)	—	55	—	—	(217)	—
Other derivatives, net	83	111	—	45	—	—	(37)	—	—	202	119
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$48	$—	$(1)	$26	$—	$(13)	$—	$—	$(26)	$34	$—
U.S. corporate private securities	942	5	(48)	319	—	(20)	(84)	31	(11)	1,134	—
Foreign corporate private securities(1)	162	(6)	6	134	—	(57)	(22)	—	—	217	(13)
Residential mortgage-backed securities	31	(9)	—	15	—	—	—	—	(9)	28	(9)
Commercial mortgage-backed securities	7	—	—	14	—	—	—	—	(7)	14	—
Other asset-backed securities	64	—	(3)	67	—	—	(5)	29	(25)	127	—
Total fixed maturities including securities pledged	1,254	(10)	(46)	575	—	(90)	(111)	60	(78)	1,554	(22)
Equity securities	87	(7)	—	25	—	(2)	—	—	—	103	(8)
Derivatives:
Guaranteed benefit derivatives(2)(6)	(147)	92	—	—	(5)	—	16	—	—	(44)	—
Other derivatives, net	5	—	—	—	—	—	(5)	—	—	—	(5)
Assets held in separate accounts(5)	11	1	—	67	—	(6)	—	—	(11)	62	—

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
(6) Includes GMWBL, GMWB, FIA, Stabilizer, and MCGs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities related to businesses held for sale and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$9	$—	$(1)	$5	$—	$(3)	$—	$—	$—	$10	$—
U.S. corporate private securities	185	2	(11)	85	—	—	(9)	8	(1)	259	—
Foreign corporate public securities and foreign governments(1)	11	—	—	—	—	—	—	—	—	11	—
Foreign corporate private securities(1)	7	—	2	39	—	(13)	(1)	—	—	34	—
Residential mortgage-backed securities	11	—	—	—	—	(11)	—	—	—	—	—
Commercial mortgage-backed securities	10	—	—	—	—	—	—	—	(10)	—	—
Other asset-backed securities	27	—	(1)	—	—	—	—	6	(21)	11	—
Total fixed maturities including securities pledged	260	2	(11)	129	—	(27)	(10)	14	(32)	325	—
Equity securities	14	(1)	—	12	—	—	—	—	—	25	(1)
Derivatives:
Guaranteed benefit derivatives - IUL(2)	(159)	69	—	—	(53)	—	61	—	—	(82)	—
Other derivatives, net	153	(65)	—	42	—	—	(47)	—	—	83	(70)
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2019 and 2018, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The following table presents the unobservable inputs for IUL for businesses held for sale as of the dates indicated:

Range(1)
Unobservable Input	December 31, 2019		December 31, 2018
Nonperformance risk	0.22% to 0.42%		0.38% to 0.84%
Actuarial Assumptions:
Lapses	2% to 10%		2% to 10%
Mortality	—	(2)	—	(2)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) The mortality rate is derived based on similarly underwritten business.

Generally, the following will cause an increase (decrease) in the IUL embedded derivative fair value liabilities:

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, as of the dates indicated:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$43,778	$43,778	$40,592	$40,592
Equity securities	196	196	247	247
Mortgage loans on real estate	6,878	7,262	7,281	7,391
Policy loans	776	776	814	814
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,644	2,644	2,656	2,656
Derivatives	316	316	194	194
Other investments	320	456	287	369
Assets held in separate accounts	81,670	81,670	69,931	69,931
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(2)	$33,916	$41,035	$34,053	$37,052
Funding agreements with fixed maturities	877	877	657	652
Supplementary contracts, immediate annuities and other	821	872	870	854
Derivatives:
Guaranteed benefit derivatives(2)	60	60	44	44
Other derivatives	403	403	164	164
Short-term debt	1	1	1	1
Long-term debt	3,042	3,418	3,136	3,112
Embedded derivative on reinsurance	100	100	(5)	(5)
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(2) Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments related to businesses held for sale as of the dates indicated:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$12,470	$12,470	$10,529	$10,529
Equity securities	35	35	25	25
Mortgage loans on real estate	1,319	1,405	1,395	1,420
Policy loans	1,005	1,005	1,019	1,019
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	533	533	734	734
Derivatives	305	305	131	131
Other investments	42	42	25	25
Assets held in separate accounts	1,485	1,485	1,297	1,297
Liabilities:
Investment contract liabilities:
Funding agreements with fixed maturities	$927	$923	$551	$545
Supplementary contracts, immediate annuities and other	97	104	106	106
Notes Payable	252	320	222	302
Derivatives:
Guaranteed benefit derivatives - IUL	217	217	82	82
Embedded derivative on reinsurance	75	75	26	26

The following table presents the classifications of financial instruments which are not carried at fair value on the Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2
Notes Payable	Level 2

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2017	$2,077	$811		$2,888
Deferrals of commissions and expenses	126	8		134
Amortization:
Amortization, excluding unlocking	(235)	(152)		(387)
Unlocking(1)	(71)	(89)		(160)
Interest accrued	129	65	(2)	194
Net amortization included in Consolidated Statements of Operations	(177)	(176)		(353)
Change in unrealized capital gains/losses on available-for-sale securities	(91)	(87)		(178)
Balance at December 31, 2017	1,935	556		2,491
Deferrals of commissions and expenses	97	9		106
Amortization:
Amortization, excluding unlocking	(241)	(103)		(344)
Unlocking(1)	(62)	(10)		(72)
Interest accrued	125	58	(2)	183
Net amortization included in Consolidated Statements of Operations	(178)	(55)		(233)
Change in unrealized capital gains/losses on available-for-sale securities	301	308		609
Balance as of December 31, 2018	2,155	818		2,973
Deferrals of commissions and expenses	102	8		110
Amortization:
Amortization, excluding unlocking	(303)	(134)		(437)
Unlocking(1)	12	48		60
Interest accrued	122	56	(2)	178
Net amortization included in Consolidated Statements of Operations	(169)	(30)		(199)
Change in unrealized capital gains/losses on available-for-sale securities	(326)	(332)		(658)
Balance as of December 31, 2019	$1,762	$464		$2,226

(1)
There was no loss recognition for DAC and VOBA during 2019, 2018 and 2017. Unlocking for 2018 and 2017 includes unfavorable amounts associated with an update to assumptions related to customer consents of changes to guaranteed minimum interest rate provisions. The 2018 amounts were $25 and $26 for DAC and VOBA, respectively and the 2017 amounts were $80 and $140 for DAC and VOBA, respectively.

(2)	Interest accrued at the following rates for VOBA: 3.5% to 7.4% during 2019 and 2018, and 4.0% to 7.4% during 2017.

The estimated amount of VOBA amortization expense, net of interest, during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2020	$50
2021	48
2022	45
2023	44
2024	43

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

7.    Reserves for Future Policy Benefits and Contract Owner Account Balances

Future policy benefits and contract owner account balances were as follows as of December 31, 2019 and 2018:

	2019	2018
Future policy benefits:
Individual and group life insurance contracts	$2,982	$3,341
Product guarantees on universal life and deferred annuity contracts, and payout contracts with life contingencies	6,141	5,435
Accident and health	822	811
Total	$9,945	$9,587

Contract owner account balances:
Universal life-type contracts	$5,300	$5,563
Fixed annuities and payout contracts without life contingencies	34,746	34,962
Funding agreements and other	877	658
Total	$40,923	$41,183

8.    Guaranteed Benefit Features

The Company issued UL and VUL contracts where the Company contractually guaranteed to the contract owner a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse ("no lapse guarantee"), and other provisions that would produce expected gains from the insurance benefit function followed by losses from that function in later years.

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

We have a small number of variable annuity policies that contain living benefit riders such as GMWB/GMWBL and GMIB and death benefit riders such as GMDB. These products include separate account options and guarantee the contract owner a return or withdrawal amount payable in conjunction with a specified event (ex. death, annuitization).

The Company’s major source of income from guaranteed benefit features is the base contract mortality, expense and guaranteed death and living benefit rider fees charged to the contract owner, less the costs of administering the product and providing for the guaranteed death and living benefits.

The liabilities for UL contracts are recorded in the general account. The liabilities for VUL contracts are recorded in separate account liabilities. The separate account liabilities may include more than one type of guarantee. These liabilities are subject to the requirements for additional reserve liabilities under ASC Topic 944, which are recorded on the Consolidated Balance Sheets in Future policy benefits and Contract owner account balances. The paid and incurred amounts were as follows for the years ended December 31, 2019, 2018 and 2017:

	Continuing Operations (6)			Business Held for Sale
	UL and VUL(1)	Stabilizer and MCGs(3)	Other(4)	UL and VUL(2)	Other(5)
Separate account liability at December 31, 2019	$295	$39,235	$1,486	$203	$10
Separate account liability at December 31, 2018	$261	$37,155	$1,854	$174	$8
Additional liability balance:
Balance at January 1, 2017	$467	$150	73	848	3,365
Incurred guaranteed benefits	(34)	(53)	(28)	135	(998)
Paid guaranteed benefits	(121)	—	(1)	(114)	(190)
Balance at December 31, 2017	312	97	44	869	2,177
Incurred guaranteed benefits	193	(92)	2	259	—
Paid guaranteed benefits	(157)	—	(2)	(137)	—
Adjustment for the close of The 2018 Transaction	—	—	—	—	(2,177)
Balance at December 31, 2018	348	5	44	991	—
Incurred guaranteed benefits	209	17	(9)	177	—
Paid guaranteed benefits	(163)	—	—	(155)	—
Balance at December 31, 2019	$394	$22	$35	$1,013	$—
(1) The additional liability balances as of December 31, 2019, 2018, 2017 and as of January 1, 2017 are presented net of reinsurance of $1,005, $899, $906 and 671, respectively.
(2) The additional liability balances as of December 31, 2019, 2018, 2017 and as of January 1, 2017 are presented net of reinsurance of 569, 552, 603 and 521, respectively.
(3) The Separate account liability at December 31, 2019 and 2018 includes $31.9 billion and $29.0 billion, respectively, of externally managed assets, which are not reported on the Company's Consolidated Balance Sheets.
(4) Includes GMDB/GMWBL/GMIB.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

(5) Separate Account liability relates to the Individual Life Transaction. Additional liability balance relates to the 2018 Transaction.
(6) Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction.

The net amount at risk for the secondary guarantees is equal to the current death benefit in excess of the account values. The general and separate account values, net amount at risk, net of reinsurance and the weighted average attained age of contract owners by type of minimum guaranteed benefit for UL and VUL contracts were as follows as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Continuing Operations:(1)	Secondary Guarantees	Paid-up Guarantees	Secondary Guarantees	Paid-up Guarantees
UL and VUL Contracts:
Account value (general and separate account)	$1,397	$—	$1,432	$—
Net amount at risk, net of reinsurance	3,978	—	4,144	—
Weighted average attained age	72	—	72	—
(1) Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction.

	December 31, 2019		December 31, 2018
Business held for sale:	Secondary Guarantees	Paid-up Guarantees	Secondary Guarantees	Paid-up Guarantees
UL and VUL Contracts:
Account value (general and separate account)	$1,697	$—	$1,701	$—
Net amount at risk, net of reinsurance	11,018	—	11,317	—
Weighted average attained age	63	—	63	—

Account balances of contracts with guarantees invested in variable separate accounts were as follows as of December 31, 2019 and 2018:

	Continuing Operations (1)		Business Held for Sale
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Equity securities (including mutual funds):
Equity funds	$1,904	$1,723	$150	$127
Bond funds	184	185	18	16
Balanced funds	329	302	37	31
Money market funds	46	49	5	4
Other	10	9	3	3
Total	$2,473	$2,268	$213	$181
(1)Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction.

In addition, the aggregate fair value of fixed income securities supporting separate accounts with Stabilizer benefits as of December 31, 2019 and 2018 was $7.4 billion and $8.0 billion, respectively.

9.    Reinsurance

The Company reinsures its business through a diversified group of reinsurers. However, the Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. The Company monitors trends in arbitration and any litigation outcomes with its reinsurers. Collectability of reinsurance balances are evaluated by monitoring ratings and evaluating the financial strength of its reinsurers. Large reinsurance recoverable balances with offshore or other non-accredited reinsurers are secured through various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit ("LOC").

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Balance Sheets is as follows as of the periods indicated:

	December 31, 2019
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$125	$12	$(87)	$50
Reinsurance recoverable	—	—	3,682	3,682
Total	$125	$12	$3,595	$3,732

Liabilities
Future policy benefits and contract owner account balances	$49,757	$1,111	$(3,682)	$47,186
Liability for funds withheld under reinsurance agreements	88	—	—	88
Total	$49,845	$1,111	$(3,682)	$47,274

	December 31, 2018
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$121	$11	$(85)	$47
Reinsurance recoverable	—	—	3,796	3,796
Total	$121	$11	$3,711	$3,843

Liabilities
Future policy benefits and contract owner account balances	$49,568	$1,202	$(3,796)	$46,974
Liability for funds withheld under reinsurance agreements	(5)	—	—	(5)
Total	$49,563	$1,202	$(3,796)	$46,969

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Statement of Operations is as follows for the periods indicated:

	Year ended December 31,
	2019	2018	2017
Premiums:
Direct premiums	$2,759	$2,602	$2,597
Reinsurance assumed	827	956	1,152
Reinsurance ceded	(1,313)	(1,426)	(1,652)
Net premiums	$2,273	$2,132	$2,097

Fee income:
Gross fee income	$1,970	$1,983	$1,890
Reinsurance ceded	(1)	(1)	(1)
Net fee income	$1,969	$1,982	$1,889

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$4,186	$3,912	$4,090
Reinsurance assumed	9	554	23
Reinsurance ceded(1)	(445)	(940)	(455)
Net interest credited and other benefits to contract owners / policyholders	$3,750	$3,526	$3,658

(1) Includes $232, $216 and $219 for amounts paid to reinsurers in connection with the Company's UL contracts for the years ended December 31, 2019, 2018 and 2017, respectively.

Effective October 1, 1998, the Company disposed of a block of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln National Corporation ("Lincoln") for $1.0 billion. Under the agreement, Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction. Of the Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets, $1.3 billion and $1.4 billion as of December 31, 2019 and 2018, respectively, is related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement.

Pursuant to the terms of the 2018 MTA disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to the accompanying Consolidated Financial Statements and prior to the closing of the Transaction, the Company entered into the following reinsurance transactions:

•	VIAC recaptured from the Company the CBVA business previously assumed by Roaring River II, Inc., a subsidiary of the Company.

•
The Company, through one of its subsidiaries ceded, under modified coinsurance agreements, as amended, fixed and fixed indexed annuity reserves of $451 to Athene Life Re, Ltd. ("ALRe"). Under the terms of the agreements, ALRe contractually assumed from the Company the policyholder liabilities and obligations related to the policies, although the Company remains obligated to the policyholders. Upon the consummation of the agreements, the Company recognized no gain or loss in the Consolidated Statements of Operations.

•
The Company, through one of its subsidiaries, assumed, under coinsurance and modified coinsurance agreements, certain individual life and deferred annuity policies from VIAC. Upon the consummation of the agreements, the Company recognized no gain or loss in the Consolidated Statements of Operations. As of December 31, 2019 and 2018, assumed reserves related to these agreements were $782 and $837, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

10.    Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. As of December 31, 2019 and 2018, the Company had $48 in goodwill which was related to the Investment Management and Retirement segments. There is no accumulated impairment balance associated with goodwill. The Company performs a goodwill impairment analysis annually as of October 1 and more frequently if facts and circumstances indicate that goodwill may be impaired.

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	December 31, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management contract rights	20 years	$550	$532	$18	$550	$504	$46
Customer relationship lists	20 years	120	91	29	120	83	37
Computer software	3 years	410	370	40	404	366	38
Total intangible assets		$1,080	$993	$87	$1,074	$953	$121

Amortization expense related to intangible assets was $60, $61 and $62 for the years ended December 31, 2019, 2018 and 2017, respectively.

The estimated amortization of intangible assets are as follows:

Year	Amount
2020	$46
2021	21
2022	9
2023	4
2024	3

Amortization of intangible assets is included in the Consolidated Statements of Operations in Operating expenses.

The Company does not have any indefinite-lived intangibles other than goodwill.

11.    Share-based Incentive Compensation Plans

ING U.S., Inc. 2013 Omnibus Employee Incentive Plan, Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan and 2019 Omnibus Employee Incentive Plan

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). At inception of the 2013 Omnibus Plan, a total of 7,650,000 shares of Company common stock were reserved and available for issuance under the plan. As of December 31, 2019, common stock reserved and available for issuance under the 2013 Omnibus Plan was 347,663 shares. The 2013 Omnibus Plan is no longer actively used for new grants of equity-based compensation awards.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The 2014 Omnibus Plan was adopted by the Company's Board of Directors and approved by shareholders in 2014, and has substantially the same terms as the 2013 Omnibus Plan, except for certain changes intended to allow certain performance-based compensation awards to comply with the criteria for tax deductibility set forth in Section 162(m) of the Internal Revenue Code. The 2014 Omnibus Plan provides for 17,800,000 shares of common stock to be available for issuance as equity-based compensation awards. As of December 31, 2019, common stock reserved and available for issuance under the 2014 Omnibus Plan was 3,519,189 shares.

On March 27, 2019, the Company's Board of Directors adopted, subject to shareholder approval, the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (the "2019 Omnibus Plan"). Shareholder approval for the 2019 Omnibus Plan was subsequently obtained at the Annual Meeting of Shareholders held on May 23, 2019. The 2019 Omnibus Plan provides for 11,700,000 shares of common stock to be available for issuance as equity-based compensation awards, subject to other provisions of the plan for replacement of shares and adjustments. As of December 31, 2019, common stock reserved and available for issuance under the 2019 Omnibus Plan was 11,802,649 shares.

The 2013 Omnibus Plan, the 2014 Omnibus Plan and the 2019 Omnibus Plan (together, the "Omnibus Plans") each permit the granting of a wide range of equity-based awards, including RSUs, which represent the right to receive a number of shares of Company common stock upon vesting; restricted stock, which are shares of Company stock that are issued subject to sale and transfer restrictions until the vesting conditions are met; PSUs, which are RSUs subject to certain performance-based vesting conditions, and under which the number of shares of common stock delivered upon vesting varies with the level of achievement of performance criteria; and stock options. Grants of equity-based awards under the Omnibus Plans are approved in advance by the Compensation and Benefits Committee (the "Committee") of the Board of Directors of the Company, and are subject to such terms and conditions as the Committee may determine, including in respect of vesting and forfeiture, subject to certain limitations provided in the Omnibus Plans. Equity-based awards under the Omnibus Plans may carry dividend equivalent rights, pursuant to which notional dividends accumulate on unvested equity awards and are paid, in cash, upon vesting. Except for stock option awards made during 2015 and 2019, awards made under the Omnibus Plans, to date, have included dividend equivalent rights. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met.

During each of the years ended December 31, 2019, 2018 and 2017 the Company awarded RSUs and PSUs to its employees under the Omnibus Plans. The PSU awards entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives are determined and approved by the Committee. Except under certain termination conditions, RSUs and PSUs generally vest no earlier than one year from the date of the award and no later than three years from the date of the award. In the case of retirement (eligibility for which is based on the employee's age and years of service as provided in the relevant award agreement), awards vest in full, but subject to the satisfaction of any applicable performance criteria.

In December 2015, the Company also awarded contingent stock options ("2015 Stock Options") under the 2014 Omnibus Plan. These options are subject to vesting conditions based on the achievement of specified performance measures, and generally become exercisable one year following satisfaction of the relevant vesting condition. The options have a term of ten years from the grant date.

In February 2019, the Company awarded contingent stock options ("2019 Stock Options") under the 2014 Omnibus Plan. These options are subject to vesting conditions based on the achievement of specified performance measures, and generally become exercisable one year following satisfaction of the relevant vesting condition. The options have a term of ten years from the grant date.

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

During the years ended December 31, 2019, 2018, and 2017, the Company granted 18,571, 22,637 and 27,261 RSUs, respectively, to certain of its non-employee directors. The awards granted vest in full on the first anniversary of the grant date, however, no shares are delivered in connection with the RSUs until such time as the director's service on the Board is terminated.

Compensation Cost

The fair value of stock options was estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted in 2015 and 2019:

	2015 Stock Options	2019 Stock Options
Expected volatility	28.6%	26.5%
Expected term (in years)	6.02	5.99
Strike price	$37.60	$50.03
Risk-free interest rate	2.1%	2.7%
Expected dividend yield	0.11%	1.00%
Weighted average estimated fair value	$11.89	$13.78

During the year ended December 31, 2017, all outstanding 2015 Stock Options vested as the necessary performance conditions were satisfied. The Company utilized the simplified method for the expected term calculations. At the time of grant, the Company did not have historical exercises on which to base its own estimate. Additionally, exercise data relating to employees of comparable companies was not easily obtainable. Furthermore, because the Company did not have historical stock prices for a period at least equal to the expected term, the Company estimated Expected volatilities were based on the Company's life-to-date historical volatility using a weighted-average consisting 70% of historical peer group volatility and 30% of the historical volatility of the Company common stock. The contractual term for exercising the options is ten years.

The vesting of the 2019 Stock Options was contingent on the satisfaction of performance conditions on or before December 31, 2020; the Company assumed for purposes of the award's fair value that such conditions would be met in full on or prior to such date. The Company utilized the simplified method for the expected term calculations. At the time of grant, the Company did not have historical exercises on which to base its own estimate. Additionally, exercise data relating to employees of comparable companies was not easily obtainable. Expected volatilities were based on the Company's life-to-date historical volatility. The contractual term for exercising the options is ten years.

The fair value of the TSR component of the PSU awards was estimated using a Monte Carlo simulation. The following is a summary of the significant assumptions used to calculate the fair value of the TSR component of the PSU awards granted during the periods indicated:

	2019	2018	2017
Expected volatility of the Company's common stock	28.29%	28.58%	26.67%
Average expected volatility of peer companies	25.15%	26.76%	27.43%
Expected term (in years)	2.86	2.86	2.86
Risk-free interest rate	2.48%	2.40%	1.45%
Expected dividend yield	—%	—%	—%
Average correlation coefficient of peer companies	63%	67%	68%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
RSUs	$45	$49	$57
PSU awards	44	43	44
Stock options	8	5	16
Other (1)	—	—	1
Total	97	97	118
Income tax benefit	29	18	39
Share-based compensation	$68	$79	$79
(1) Includes compensation cost for legacy plans, under which no new awards are being issued.

The following table summarizes the unrecognized compensation cost and expected remaining weighted-average period of expense recognition as of December 31, 2019 :

	RSUs	PSU Awards	Stock Options
Unrecognized compensation cost	$22	$32	$6
Expected remaining weighted-average period of expense recognition (in years)	1.7	1.6	1.4

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans for the periods indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	2.4	$43.36	2.5	$40.21
Adjusted for PSU performance factor	N/A	N/A	0.3	31.35
Granted	0.9	50.15	0.7	51.64
Vested	(1.3)	39.93	(1.2)	29.25
Forfeited	(0.1)	48.73	(0.1)	49.16
Outstanding at December 31, 2019	1.9	$48.56	2.2	$48.85

Awards expected to vest as of December 31, 2019	1.9	$48.56	2.2	$48.85

The weighted-average grant date fair value for RSU awards granted during the year ended December 31, 2019, 2018 and 2017 was $50.15, $50.55 and $42.30, respectively. The weighted-average grant date fair value for PSU awards granted during the years ended December 31, 2019, 2018 and 2017 was $51.64, $53.21 and $42.32, respectively.

The total fair value of shares vested for the years ended December 31, 2019, 2018, and 2017 was $124, $99 and $102, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	2.6		$37.60	6.96	$6.6
Granted	1.0		50.03
Exercised	(0.7)		37.60
Forfeited	—	*	45.56
Outstanding as of December 31, 2019	2.9		$41.93	7.07	$53.5
Vested, exercisable, as of December 31, 2019	1.9		37.60	5.96	42.8
* Less than 0.1.

The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $12 and $5. No options were exercised in 2017.

12.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued		Held in Treasury	Outstanding
Balance, January 1, 2017	268.0		73.4	194.6
Common Shares issued	—	*	—	—	*
Common Shares acquired - share repurchase	—		24.4	(24.4)
Share-based compensation programs	2.0		0.2	1.8
Balance, December 31, 2017	270.0		98.0	172.0
Common Shares issued	—		—	—
Common Shares acquired - share repurchase	—		22.8	(22.8)
Share-based compensation programs	2.4		0.6	1.8
Balance, December 31, 2018	272.4		121.4	151.0
Common Shares issued	0.1		—	0.1
Common Shares acquired - share repurchase	—		21.1	(21.1)
Share-based compensation programs	3.2		0.9	2.3
Treasury Stock retirement	(135.0)		(135.0)	—
Balance, December 31, 2019	140.7		8.4	132.3

* Less than 0.1.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Dividends declared per share of Common Stock	$0.32	$0.04	$0.04

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
On May 2, 2019, the Board of Directors provided share repurchase authorization, increasing the aggregate of the Company's common stock authorized for repurchase by $500. On October 31, 2019, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $800. The additional share repurchase authorization expires on December 21, 2020 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions for the year ended December 31, 2019 and December 31, 2017. The Company did not enter into any share repurchase agreements in 2018.

2019
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
January 3, 2019	$250	5,059,449	April 4, 2019	290,765	5,350,214
April 9, 2019	$236	3,593,453	June 4, 2019	879,199	4,472,652
June 19, 2019	$200	2,963,512	August 6, 2019	695,566	3,659,078
December 19, 2019	$200	2,591,093	(1)	(1)	(1)
(1) This arrangement is scheduled to terminate no later than the end of first quarter of 2020, at which time the Company will settle any outstanding positive or negative share balances based on the daily volume-weighted average price of the Company's common stock.

2017
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
March 9, 2017	$150	—	April 12, 2017	3,986,647	3,986,647
December 26, 2017	$500	7,821,666	March 26, 2018	1,947,413	9,769,079

The following table presents repurchases of our common stock through open market repurchases for the periods indicated:

($ in millions)	Year Ended December 31,
	2019	2018	2017
Shares of common stock	4,926,775	20,843,047	7,437,994
Payment	$250	$1,025	$273

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

On December 27, 2019, the Company paid a quarterly dividend of $0.15 per share on its common stock. As a consequence, the exercise price of the warrants to purchase shares of common stock was adjusted to $48.49 per share of common stock and the number of shares of common stock for which each warrant is exercisable has been adjusted to 1.002430429. As of December 31, 2019, no warrants have been exercised.

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

The ability of the Company to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its common stock will be substantially restricted in the event that the Company does not declare and pay (or set aside) dividends on the Series A and Series B Preferred Stock for the last preceding dividend period.

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
As of December 31, 2019 and December 31, 2018, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	December 31, 2019		December 31, 2018
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	—	—
Total	625,000	625,000	325,000	325,000
As of December 31, 2019, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

13.     Earnings per Common Share

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Year Ended December 31,
Earnings	2019	2018	2017
Net income (loss) available to common shareholders
Income (loss) from continuing operations	$765	$491	$(302)
Less: Preferred stock dividends	28	—	—
Less: Net income (loss) attributable to noncontrolling interest	50	145	217
Income (loss) from continuing operations available to common shareholders	687	346	(519)
Income (loss) from discontinued operations, net of tax	(1,066)	529	(2,473)
Net income (loss) available to common shareholders	$(379)	$875	$(2,992)

Weighted-average common shares outstanding
Basic	141.0	163.2	184.1
Dilutive Effects:(1)
Warrants(2)	2.1	0.8	—
RSUs(3)	1.4	1.7	—
PSU awards(3)	1.9	1.9	—
Stock Options(4)	0.6	0.6	—
Diluted	147.0	168.2	184.1

Basic(5)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$4.88	$2.12	$(2.82)
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(7.57)	$3.24	$(13.43)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(2.69)	$5.36	$(16.25)
Diluted(5)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$4.68	$2.05	$(2.82)
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(7.26)	$3.14	$(13.43)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(2.58)	$5.20	$(16.25)
(1) For the years ended December 31, 2019 and December 31, 2017, weighted average shares used for calculating earnings per share excludes the impact of forward contracts related to the share repurchase agreements entered into on December 19, 2019 and December 26, 2017, respectively, as the inclusion of these instruments would be antidilutive to the earnings per share calculation. For more information on the share repurchase agreements, see the Shareholders' Equity Note to these Consolidated Financial Statements.
(2) For the year ended December 31, 2017, weighted average shares used for calculating earnings per share excludes the impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the period presented. For more information on warrants, see the Shareholders' Equity Note to these Consolidated Financial Statements.
(3) For the year ended December 31, 2017, weighted average shares used for calculating basic and diluted earnings per share are the same, as the inclusion of 1.9 and 0.8 shares for stock compensation plans of RSU and PSU awards, respectively, would be antidilutive to the earnings per share calculation due to the net loss from continuing operations during the period.
(4) For the year ended December 31, 2017, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of stock options, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to the average share price for the period presented. For more information on stock options, see the Share-based Incentive Compensation Plans Note to these Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

(5) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

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

The Company's Principal Insurance Subsidiaries are each required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of its respective state of domicile. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the insurance department of an insurance company's state of domicile, the entire amount or a portion of an insurance company's asset balance can be non-admitted based on the specific rules regarding admissibility. For the years ended December 31, 2019, 2018 and 2017, the Principal Insurance Subsidiaries have no prescribed or permitted practices that materially impact total capital and surplus.

Statutory Net income (loss) for the years ended December 31, 2019, 2018 and 2017 and statutory capital and surplus as of December 31, 2019 and 2018 of the Company's Principal Insurance Subsidiaries (and for 2017, VIAC, which the Company sold in connection with the 2018 Transaction) are as follows:

	Statutory Net Income (Loss)			Statutory Capital and Surplus
	2019	2018	2017	2019	2018
Subsidiary Name (State of Domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$325	$377	$195	$2,005	$2,000
Security Life of Denver Insurance Company (CO)	(226)	(62)	58	881	965
ReliaStar Life Insurance Company ("RLI") (MN)	35	101	234	1,536	1,633
Voya Insurance and Annuity Company ("VIAC") (IA)(1)	N/A	N/A	514	N/A	N/A

(1) On June 1, 2018, VIAC was sold as part of the 2018 Transaction.
N/A - Not Applicable

All of the Company's Principal Insurance Subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements.

As of December 31, 2019, SLD had the following surplus notes outstanding to its affiliate SLDI Georgia Holdings, Inc. "(Georgia Holdings").

Issuance Date	Maturity	2019	2018
12/21/1994	4/15/2021	$40	$60
12/19/2000	4/15/2021	26	39
4/15/2017	4/15/2042	61	61
4/15/2018	4/15/2043	62	62
4/15/2019	4/15/2044	63	—

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Upon the closing of the Resolution MTA, Voya Financial, Inc., through one of its affiliates, will retain surplus notes issued by SLD in the amount of $123 under modified terms.

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

Under the insurance laws applicable to Voya Financial, Inc.'s insurance subsidiaries domiciled in Connecticut and Minnesota, an "extraordinary" dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of the preceding December 31, or (ii) the insurer's net gain from operations for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. Under Colorado insurance law, an "extraordinary dividend" or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's policyholder surplus as of the preceding December 31, or (ii) the insurer's net gain from operations for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. In addition, under the insurance laws of Connecticut and Minnesota, no dividend or other distribution exceeding an amount equal to a domestic insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval. The Company also has special purpose life reinsurance captive insurance company subsidiaries domiciled in Missouri that are collectively referred to as the Company's "Missouri captives" as well as captive reinsurance subsidiaries domiciled in Arizona that provide reinsurance to the Company's insurance subsidiaries for specific blocks of business. The Company's captive reinsurance subsidiaries domiciled in Arizona are referred to as the Company's "Arizona captives." The Company refers to its Missouri captives and its Arizona captives collectively as the Company's "captive reinsurance subsidiaries." The Company's Principal Insurance Subsidiary domiciled in Connecticut has ordinary dividend capacity for 2019. However, as a result of the extraordinary dividends it paid in 2015, 2016 and 2017, together with statutory losses incurred in connection with the recapture and cession to one of the Company's Arizona captives of certain term life insurance business in the fourth quarter of 2016, the Company's Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus. In addition, primarily as a result of statutory losses incurred in connection with the retrocession of the Company's Principal Insurance Subsidiary domiciled in Minnesota of certain life insurance business in the fourth quarter of 2018, the Company's principal insurance subsidiary domiciled in Colorado has a net loss from operations for the twelve-month period ending the preceding December 31. Therefore, neither the Company's Minnesota nor Colorado Principal Insurance Subsidiaries have the capacity at this time to make ordinary dividend payments to Voya Holdings Inc. ("Voya Holdings"), a wholly owned subsidiary of Voya Financial, Inc., and cannot make an extraordinary dividend payment without domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Principal Insurance Subsidiaries - Dividends and Return of Capital

The following table summarizes dividends permitted to be paid by the Company's Principal Insurance Subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval and dividends and extraordinary distributions paid by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Permitted without Approval		Dividends Paid		Extraordinary Distributions Paid
			Year Ended December 31,		Year Ended December 31,
	2020	2019	2019	2018	2019	2018
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company (CT)	$295	$396	$396	$126	$—	$—
Security Life of Denver Insurance Company (CO)	—	—	—	52	—	—
ReliaStar Life Insurance Company (MN)	—	—	—	—	360	—

Captive Reinsurance Subsidiaries

Voya Financial, Inc.'s captive reinsurance subsidiaries, provide reinsurance to the Company's insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with NAIC Model Regulation XXX or Actuarial Guideline 38 ("AG38") and to fund certain statutory annuity reserve requirements. Each of the Company's Missouri captives is subjected to specific minimum capital requirements set forth in the insurance statutes of Missouri, and is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed in the Missouri insurance statutes or permitted by the Missouri insurance department. There are no prescribed practices material to the Missouri captive reinsurance subsidiaries, except that certain of these subsidiaries have included the value of LOCs and trust notes as admitted assets supporting the statutory reserves ceded to such subsidiaries. The effect of these prescribed practices was to increase statutory capital and surplus by $749 and $676 as of December 31, 2019 and 2018, respectively. The aggregate statutory capital and surplus, including the aforementioned prescribed practices, was $172 and $156 as of December 31, 2019 and 2018, respectively.

The Company's Arizona captives, SLDI and its wholly owned subsidiary RRII, provide reinsurance to the Company's insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with NAIC Model Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements. Prior to the 2018 Transaction disclosed in the Business Held for Sale and Discontinued Operations Note to these Consolidated Financial Statements, this included reinsurance to RRII of the living benefit guarantees under the Company's CBVA business. In conjunction with the 2018 Transaction, the reinsurance treaty assumed by RRII was recaptured in 2018. Arizona state insurance statutes and regulations require the Company's Arizona captives to file financial statements with the Arizona Department of Insurance ("ADOI") and allow the filing of such financial statements on a U.S. GAAP basis modified for certain prescribed practices outlined in the Arizona insurance statutes that are applicable to U.S. GAAP filers. These prescribed practices had no impact on the Arizona captives Shareholder's equity as of December 31, 2019 and 2018. In addition, the Arizona captives have obtained approval from the ADOI for certain permitted practices, including, for SLDI, taking reinsurance credit for certain ceded reserves where the assets backing the liabilities are held by a wholly owned Principal Insurance Subsidiary of Voya Financial, Inc. SLDI has recorded a receivable for these assets. The effect of the permitted practice was to increase SLDI's Shareholder's equity by $440 and $431 as of December 31, 2019 and 2018, respectively, but has no effect on the Company's consolidated Total shareholders' equity. In the unlikely event that the permitted practice is suspended in the future, the Company has various alternatives which could be executed to allow the reinsurance credit for these ceded reserves. At consummation of the Individual Life Transaction, the Arizona captives will be sold to Resolution Life.

The Missouri captives may not declare or pay any dividends other than in accordance with their respective insurance reserve financing transaction agreements and their respective governing licensing orders. Likewise, the Company's Arizona captives may not declare or pay dividends other than in accordance with their annual capital and dividend plans as approved by the ADOI, which include minimum capital requirements. During 2019, RRII paid a dividend of $154 to SLDI and SLDI paid a dividend of $228 to the Company.

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

The Company also offers deferred compensation plans for eligible employees, including eligible career agents and certain other individuals who meet the eligibility criteria. The Company’s deferred compensation commitment for employees is recorded on the Consolidated Balance Sheets in Other liabilities and totaled $314 and $278 as of December 31, 2019 and 2018, respectively.

Voya Financial, Inc.'s subsidiaries also provide other postretirement and post-employment benefits to certain employees. These are primarily postretirement healthcare and life insurance benefits to retired employees and other eligible dependents and post-employment/pre-retirement plans provided to employees and former employees. The Company's other postretirement benefit obligation and unfunded status totaled $18 and $16 as of December 31, 2019 and 2018, respectively. Additionally, net periodic benefit for other postretirement benefits totaled $2, $6 and $2 for the years ended December 31, 2019, 2018 and 2017, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Obligations, Funded Status and Net Periodic Benefit Costs

The Company's Retirement Plan was fully funded in compliance with Employee Retirement Income Security Act ("ERISA") guidelines as of December 31, 2018, which is tested annually subsequent to this filing. The following tables summarize a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets, as well as the funded status of the Company's Plans for the years ended December 31, 2019 and 2018:

	2019	2018
Change in benefit obligation:
Benefit obligations, January 1	$2,140	$2,294
Service cost	24	25
Interest cost	92	86
Net actuarial (gains) losses	259	(157)
Benefits paid	(106)	(108)
(Gain) loss recognized due to curtailment	1	—
Benefit obligations, December 31	2,410	2,140

Change in plan assets:
Fair value of plan net assets, January 1	1,605	1,764
Actual return on plan assets	376	(78)
Employer contributions	85	27
Benefits paid	(106)	(108)
Fair value of plan net assets, December 31	1,960	1,605
Unfunded status at end of year (1)	$(450)	$(535)
(1) Funded status is not indicative of the Company's ability to pay ongoing pension benefits or of its obligation to fund retirement trusts. Required pension funding for qualified plans is determined in accordance with ERISA regulations.

The following table summarizes amounts related to the Plans recognized on the Consolidated Balance Sheets and in AOCI as of December 31, 2019 and 2018:

	2019	2018
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost	$(450)	$(535)
Net amount recognized	$(450)	$(535)

Accumulated other comprehensive (income) loss:
Prior service cost (credit)	$—	$(1)
Tax effect	—	—
Accumulated other comprehensive (income) loss, net of tax	$—	$(1)

The following table summarizes information for the Plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of December 31, 2019 and 2018:

	2019	2018
Projected benefit obligation	$2,410	$2,140
Accumulated benefit obligation	2,404	2,134
Fair value of plan assets	1,960	1,605

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

The components of net periodic benefit costs recognized in Operating expenses in the Consolidated Statements of Operations and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) related to the Plans were as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Net Periodic (Benefit) Costs Recognized in Consolidated Statements of Operations:
Service cost	$24	$25	$24
Interest cost	92	86	93
Expected return on plan assets	(113)	(129)	(115)
Amortization of prior service cost (credit)	—	(9)	(10)
(Gain) loss recognized due to curtailment	1	—	1
Net (gain) loss recognition	(4)	50	14
Net periodic (benefit) costs	—	23	7

Other Changes in Plan Assets and Benefit Obligations Recognized in AOCI:
Amortization of prior service (credit) cost	—	9	10
(Credit) cost recognized due to curtailment	(1)	—	2
Total recognized in AOCI	(1)	9	12
Total recognized in net periodic (benefit) costs and AOCI	$(1)	$32	$19

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The table below summarizes the components of the net actuarial (gains) losses related to the Plans reported within Operating expenses in the Consolidated Statements of Operations for the periods presented:

(Gain)/Loss Recognized	2019	2018	2017
Discount Rate	$292	$(160)	$196
Asset Returns	(263)	207	(142)
Mortality Table Assumptions	(22)	(6)	(14)
Demographic Data and other	(11)	9	(25)
Total Net Actuarial (Gain)/Loss Recognized	$(4)	$50	$14

The Company does not expect any prior service cost to be amortized from AOCI into net periodic (benefit) cost in 2020.

Assumptions

The discount rates used in determining pension benefit obligations as of December 31, 2019 and 2018 were as follows:

	2019	2018
Discount rate	3.36%	4.46%

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

The weighted-average assumptions used in determining net benefit cost of the Plans for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Discount rate	4.37%	3.85%	4.55%
Expected rate of return on plan assets	6.75%	7.50%	7.50%

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

The following table summarizes the Company's pension plan’s target allocation range and actual asset allocation by asset category as of December 31, 2019 and 2018:

	Actual Asset Allocation
	2019	2018
Equity securities:
Target allocation range	14%-40%	37%-65%
Large-cap domestic	18.3%	23.0%
Small/Mid-cap domestic	5.9%	6.1%
International commingled funds	12.0%	11.7%
Limited Partnerships	1.3%	1.8%
Total equity securities	37.5%	42.6%
Fixed maturities:
Target allocation range	54%-82%	30%-50%
U.S. Treasuries, short term investments, cash and futures	5.4%	3.0%
U.S. Government agencies and authorities	5.0%	8.2%
U.S. corporate, state and municipalities	40.8%	31.6%
Foreign securities	3.3%	4.1%
Other fixed maturities	—%	—%
Total fixed maturities	54.5%	46.9%
Other investments:
Target allocation range	6%-14%	6%-14%
Hedge funds	3.9%	4.8%
Real estate	4.1%	5.7%
Total other investments	8.0%	10.5%
Total	100.0%	100.0%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets by asset class as of December 31, 2019:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Fixed maturities, short-term investments and cash:
Cash and cash equivalents	$14	$—	$—	$—	$14
Short-term investment fund(1)	—	—	—	98	98
U.S. Government securities	97	—	—	—	97
U.S. corporate, state and municipalities	—	782	14	—	796
Foreign securities	—	64	—	—	64
Other fixed maturities	—	1	—	—	1
Total fixed maturities	111	847	14	98	1,070

Equity securities:
Large-cap domestic	—	358	—	—	358
Small/Mid-cap domestic	115	—	—	—	115
International commingled funds(2)	—	—	—	235	235
Limited partnerships(3)	—	—	—	25	25
Total equity securities	115	358	—	260	733

Other investments:
Real estate(4)	—	—	—	80	80
Limited partnerships(5)	—	—	—	81	81
Total other investments	—	—	—	161	161
Total Assets	$226	$1,205	$14	$519	$1,964

Liabilities
Derivatives	$4	$—	$—	$—	$4
Total Liabilities	$4	$—	$—	$—	$4

Net, total pension assets	$222	$1,205	$14	$519	$1,960

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

(2)
International Commingled funds are comprised of two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $125 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $110 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Silchester clients may contribute to and redeem monies from the funds on a monthly basis as of the last business day of each month. Clients must notify Silchester at least six business days before the month-end to make a redemption request. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds' maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.

(3) Limited partnerships are comprised of two assets that use NAV to calculate fair value. Pantheon Europe has a balance of $3 and Pantheon USA has a balance of $22. Their strategy is to create a portfolio of high quality private equity funds, operating across Europe and diversified by stage, sector, geography, manager and vintage year. As of December 31, 2019, Pantheon Europe and Pantheon USA have unfunded commitments of $1 and $5, respectively, and there were no significant redemption restrictions.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

(4) UBS Trumbull Property Fund ("UBS") uses NAV to calculate fair value. UBS has a balance of $80 and is an actively managed core portfolio of equity real estate. The Fund has both relative and real return objectives. Its relative performance objective is to outperform the National Council of Real Estate investment Fiduciaries Open-End Diversified Core ("NFI_ODCE") index over any given three-to-five-year period. The Fund's real return performance objective is to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period. Investors may request redemptions of all or a portion of their units as of the end of a calendar quarter by delivering written notice to the Fund at least sixty days prior to the end of the quarter.
(5) Magnitude Institutional, Ltd. ("MIL") has a balance of $81 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts. There are significant redemption restrictions in the MIL fund.

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
(3) Limited partnerships are comprised of two assets that use NAV to calculate fair value. Pantheon Europe has a balance of $4 and Pantheon USA has a balance of $25. Their strategy is to create a portfolio of high quality private equity funds, operating across Europe and diversified by stage, sector, geography, manager and vintage year. As of December 31, 2018, Pantheon Europe and Pantheon USA have unfunded commitments of $1 and $5, respectively, and there were no significant redemption restrictions.
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

Equity securities: Fair values for actively traded equity securities are based upon a quoted market price determined in an active market and are included in Level 1. Collective trust use observable pricing method such as matrix pricing, market corroborated pricing or inputs such as yield curves and indices. These investments are classified as Level 2.

Real estate: Real estate is estimated at NAV. See subscript (4) in Fair Value Hierarchy table footnotes for more information on real estate.

Limited partnerships: Limited partnerships are estimated at NAV. See subscripts (3) and (5) in Fair Value Hierarchy table footnotes for more information on limited partnerships.

Expected Future Contributions and Benefit Payments

The following table summarizes the expected benefit payments for the Company's pension plans to be paid for the years indicated:

2020	$125
2021	122
2022	126
2023	130
2024	130
2025-2029	682

The Company expects that it will make a cash contribution of approximately $86 to the Plans in 2020.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

These plans do not give rise to balance sheet provisions, other than relating to short-term timing differences included in Other liabilities. The amount of cost recognized for the defined contribution pension plans for the years ended December 31, 2019, 2018 and 2017 was $35, $35 and $39, respectively, and is recorded in Operating expenses in the Consolidated Statements of Operations.

16.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	December 31,
	2019	2018	2017
Fixed maturities, net of OTTI	$5,546	$1,074	$5,351
Equity securities	—	—	35
Derivatives(1)	145	170	127
DAC/VOBA adjustment on available-for-sale securities	(1,498)	(380)	(1,471)
Premium deficiency reserve	(249)	(57)	(190)
Sales inducements and other intangibles adjustment on available-for-sale securities	(185)	(64)	(278)
Other	—	—	(18)
Unrealized capital gains (losses), before tax	3,759	743	3,556
Deferred income tax asset (liability)	(435)	(143)	(840)
Net unrealized capital gains (losses)	3,324	600	2,716
Pension and other postretirement benefits liability, net of tax	7	7	15
AOCI	$3,331	$607	$2,731

(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of December 31, 2019, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $25.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	December 31, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$4,448		$(935)	$3,513
Equity securities	—	(1)	—	—
Other	—		—	—
OTTI	3		(1)	2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	21		(4)	17
DAC/VOBA	(1,118)	(2)	235	(883)
Premium deficiency reserve	(192)		40	(152)
Sales inducements and other intangibles	(121)		25	(96)
Change in unrealized gains/losses on available-for-sale securities	3,041		(640)	2,401

Derivatives:
Derivatives	—	(3)	—	—
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(25)		5	(20)
Change in unrealized gains/losses on derivatives	(25)		5	(20)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(4)	(4)	4	—
Change in pension and other postretirement benefits liability	(4)		4	—
Change in Accumulated other comprehensive income (loss)	$3,012		$(631)	$2,381

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
(3) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(4) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2018
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(4,379)		$1,079	$(3,300)
Equity securities	—	(1)	—	—
Other	18		(8)	10
OTTI	32		(9)	23
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	70		(18)	52
DAC/VOBA	1,091	(2)	(255)	836
Premium deficiency reserve	133		(28)	105
Sales inducements	214		(59)	155
Change in unrealized gains/losses on available-for-sale securities	(2,821)		702	(2,119)

Derivatives:
Derivatives	69	(3)	(19)	50
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(26)		7	(19)
Change in unrealized gains/losses on derivatives	43		(12)	31

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(11)	(4)	3	(8)
Change in pension and other postretirement benefits liability	(11)		3	(8)
Change in Accumulated other comprehensive income (loss)	$(2,789)		$693	$(2,096)
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

17.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Current tax expense (benefit):
Federal	$126	$123	$(128)
State	1	(2)	—
Total current tax expense (benefit)	127	121	(128)
Deferred tax expense (benefit):
Federal	(335)	(84)	812
State	3	—	3
Total deferred tax expense (benefit)	(332)	(84)	815
Total income tax expense (benefit)	$(205)	$37	$687

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Income (loss) before income taxes	$560	$528	$385
Tax Rate	21.0%	21.0%	35.0%
Income tax expense (benefit) at federal statutory rate	118	111	135
Tax effect of:
Valuation allowance	(250)	(15)	(28)
Dividend received deduction	(37)	(49)	(40)
Audit settlement	—	—	—
State tax expense (benefit)	1	10	4
Noncontrolling interest	(10)	(30)	(76)
Tax credits	(33)	—	14
Nondeductible expenses	1	4	2
Expirations of federal tax capital loss carryforward	—	—	2
Effect of Tax Reform	—	8	679	*
Other	5	(2)	(5)
Income tax expense (benefit)	$(205)	$37	$687
Effective tax rate	(36.6)%	7.0%	178.4%

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities were as follows as of the dates indicated:

	December 31,
	2019	2018
Deferred tax assets
Federal and state loss carryforwards	$2,147	$2,051
Investments	189	246
Insurance reserves	—	187
Compensation and benefits	269	295
Other assets	132	124
Total gross assets before valuation allowance	2,737	2,903
Less: Valuation allowance	388	638
Assets, net of valuation allowance	2,349	2,265

Deferred tax liabilities
Net unrealized investment gains	(769)	(145)
Insurance reserves	(45)	—
Deferred policy acquisition costs	(66)	(493)
Other liabilities	(11)	(17)
Total gross liabilities	(891)	(655)
Net deferred income tax asset (liability)	$1,458	$1,610

The following table sets forth the federal, state and capital loss carryforwards for tax purposes as of the dates indicated:

	December 31,
	2019		2018
Federal net operating loss carryforward	$9,591	(1)	$9,319
State net operating loss carryforward	2,849	(2)	2,244
Federal tax capital loss carryforward	17	(3)	—
Credit carryforward	73	(4)	34
(1) Approximately $5,882 of the net operating losses carryforwards ("NOL") not subject to expiration. Remaining NOLs expire between 2020 and 2037.
(2) Approximately $362 of the NOLs not subject to expiration. Remaining NOLs expire between 2020 and 2040.
(3) Expires in 2024.
(4) Expires between 2020 and 2039.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2019 and 2018, the Company had a total valuation allowance of $388 and $638, respectively. As of December 31, 2019 and 2018, $742 and $992, respectively, of this valuation allowance was allocated to continuing operations, and $(354) and $(354) allocated to Other comprehensive income (loss) related to realized and unrealized capital losses, respectively.

In our assessment of the valuation allowance for the year ended December 31, 2019, we determined that it is more likely than not that $250 of additional deferred tax asset will be realized. As a result, we recorded a valuation allowance release of $250, all of which was allocated to continuing operations.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the year ended December 31, 2017, the decrease in the valuation allowance was $311, all of which was allocated to continuing operations.The net decrease in the valuation allowance was primarily related to the reduction in the U.S. federal corporate tax rate from 35% to 21%, and expiration of foreign tax credits subject to a valuation allowance.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits were as follows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$33	$37	$36
Additions for tax positions related to current year	1	2	2
Additions for tax positions related to prior years	—	1	—
Reductions for tax positions related to prior years	(2)	(1)	—
Reductions for settlements with taxing authorities	—	(6)	—
Reductions for expiring statutes	—	—	(1)
Balance at end of period	$32	$33	$37

The Company had $1, $1, and $8 of unrecognized tax benefits as of December 31, 2019, 2018 and 2017, respectively, which would affect the Company's effective rate if recognized.

Interest and Penalties

The Company recognizes interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of gross accrued interest and penalties on the Company's Consolidated Balance Sheets as of December 31, 2019 and 2018 were immaterial. The Company recognized no gross interest (benefit) related to unrecognized tax in its Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.

The timing of the payment of the remaining accrued interest and penalties cannot be reasonably estimated.

Tax Regulatory Matters

For the tax years 2017 through 2020, Voya Financial, Inc. participates in the IRS Compliance Assurance Process (CAP), which is a continuous audit program provided by the IRS. The IRS finalized the audit of Voya Financial, Inc. for the periods ended December 31, 2017 and December 31, 2018. For the periods ended December 31, 2019 and December 31, 2020, the IRS has determined that Voya Financial, Inc. would be in the Compliance Maintenance Bridge (Bridge) phase of CAP. In the Bridge phase, the IRS does not intend to conduct any review or provide any letters of assurance for the tax year.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

18.    Financing Agreements

Short-term Debt

As of December 31, 2019 and 2018, the Company had $1, respectively, of short-term borrowings outstanding consisting entirely of the current portion of long-term debt.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of December 31, 2019 and 2018:

	Issuer	Maturity	2019	2018
5.5% Senior Notes, due 2022(2)(3)	Voya Financial, Inc.	07/15/2022	$—	$96
3.125% Senior Notes, due 2024(2)(3)	Voya Financial, Inc.	07/15/2024	397	396
3.65% Senior Notes, due 2026(2)(3)	Voya Financial, Inc.	06/15/2026	496	496
5.7% Senior Notes, due 2043(2)(3)	Voya Financial, Inc.	07/15/2043	395	395
4.8% Senior Notes, due 2046(2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048(4)	Voya Financial, Inc.	01/23/2048	345	344
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053(4)	Voya Financial, Inc.	05/15/2053	739	739
7.25% Voya Holdings Inc. debentures, due 2023(1)	Voya Holdings Inc.	08/15/2023	139	138
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings Inc.	08/15/2026	138	138
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	14	14
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	4	5
Subtotal			3,043	3,137
Less: Current portion of long-term debt			1	1
Total			$3,042	$3,136

(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.
(4) See the Junior Subordinated Notes section below.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

The aggregate amounts of future principal payments of long-term debt issued by the Company at December 31, 2019 for the next five years and thereafter are $1 in 2020, $1 in 2021, $1 in 2022, $1 in 2023, $140 in 2024 and $2,932 thereafter.

The aggregate amounts of future principal payments of long-term debt issued by Voya Financial, Inc. at December 31, 2019 for the next five years and thereafter are $0 in 2020, $0 in 2021, $0 in 2022, $0 in 2023, $0 in 2024 and $2,700 thereafter.

Loss on Debt Extinguishment

The Company incurred a loss on debt extinguishment of $9, $40 and $4 for the years ended December 31, 2019, 2018 and 2017, respectively, which was recorded in Interest expense in the Consolidated Statements of Operations.

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

During the year ended December 31, 2019, the Company completed the redemption of the remaining $97 aggregate principal amount of 5.5% Senior Notes due 2022 (the "2022 Notes"). During the year ended December 31, 2018, Voya Financial, Inc. repurchased $141 and redeemed $125 in aggregate principal amounts of the outstanding 2.9% Senior Notes due 2018.

Junior Subordinated Notes

Outstanding junior subordinated notes were as follows as of December 31, 2019:

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

Aetna Notes

ING Group guarantees various debentures of Voya Holdings that were assumed by Voya Holdings in connection with the Company’s acquisition of Aetna’s life insurance and related businesses in 2000 (the "Aetna Notes"). Concurrent with the completion of the Company’s IPO, the Company entered into a shareholder agreement with ING Group that governs certain aspects of the Company’s continuing relationship. Pursuant to that agreement, the Company is obligated to reduce the aggregate outstanding principal amount of Aetna Notes to no more than zero as of December 31, 2019 or otherwise to make provision for ING Group's guarantee of any outstanding Aetna Notes in excess of such amounts.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2019 and 2018, the outstanding principal amounts of the Aetna Notes were $358, respectively. As of December 31, 2019 and 2018, the amounts of collateral required to avoid the payment of a fee to ING Group were $358 and $258, respectively. During the years ended December 31, 2019 and 2018, the Company deposited $105 and $36 of collateral, respectively, increasing the remaining collateral balance to $372 and $267, respectively.

Windsor Property Loan

On June 16, 2007, the State of Connecticut acting on behalf of the Department of Economic and Community Development ("DECD") loaned VRIAC $10 (the "DECD Loan") in connection with the development of a corporate office facility located at One Orange Way, Windsor, Connecticut that serves as the principal executive offices of the Company (the "Windsor Property"). As of December 31, 2019 and 2018, the amount of the loan outstanding was $4, which is reflected in Long-term debt on the Consolidated Balance Sheets.

In August 2017 the loan agreement between VRIAC and the DECD was amended and $5 in cash was transferred into the cash deposit account as cash collateral. VRIAC’s monthly payments of principal and interest are processed out of the cash deposit account.

Put Option Agreement for Senior Debt Issuance

During 2015, the Company entered into an off-balance sheet 10-year put option agreement with a Delaware trust formed by the Company, in connection with the sale by the trust of pre-capitalized trust securities ("P-Caps"), that provides Voya Financial, Inc. the right, at any time over a 10-year period, to issue up to $500 principal amount of its 3.976% Senior Notes due 2025 ("3.976% Senior Notes") to the trust and receive in exchange a corresponding principal amount of U.S. Treasury securities that are held by the trust. The 3.976% Senior Notes will not be issued unless and until the put option is exercised. In return, the Company pays a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and reimburses the trust for its expenses. The put premium and expense reimbursements are recorded in Operating expenses in the Consolidated Statements of Operations. If and when issued, the 3.976% Senior Notes will be guaranteed by Voya Holdings.

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

Credit Facilities

The Company uses credit facilities to provide collateral required primarily under its affiliated reinsurance transactions with captive insurance subsidiaries. Total fees associated with credit facilities for the years ended 2019, 2018 and 2017 were $34, $34 and $50, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table outlines the Company's credit facilities as of December 31, 2019:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.	Unsecured	Committed	11/01/2024	$500	$—	$500
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	03/20/2022	250	242	8
Security Life of Denver International Limited	Unsecured	Committed	10/29/2023	61	51	10
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	07/01/2037	1,725	1,606	119
Voya Financial, Inc.	Unsecured	Committed	02/11/2022	300	300	—
Voya Financial, Inc.	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. / Roaring River LLC	Unsecured	Committed	10/01/2025	425	392	33
Voya Financial, Inc. / Roaring River IV, LLC	Unsecured	Committed	12/31/2028	565	357	208
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Uncommitted	12/31/2020	300	58	—
Voya Financial, Inc.	Unsecured	Committed	12/09/2024	300	250	50
Voya Financial, Inc.	Unsecured	Uncommitted	04/27/2021	125	125	—
Total				$5,036	$3,857	$928

Senior Unsecured Credit Facility

As of December 31, 2019, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 of committed capacity for issuing letters of credit and the full $500 may be utilized for direct borrowings. As of December 31, 2019, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $6.15 billion, which may increase upon any future equity issuances by the Company.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

19.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2030. The Company also has currently one finance lease associated with a service contract.

For the years ended December 31, 2019, 2018 and 2017, rent expense for leases was $30, $29 and $34, respectively. Payments under the finance leases were $4. The future net minimum payments under non-cancelable leases are as follows as of December 31, 2019:

	Operating Leases	Finance Leases
2020	$31	$21
2021	28	21
2022	28	21
2023	23	2
2024	18	—
Thereafter	17	—
Total undiscounted lease payments	145	65
Less: Imputed interest	(26)	(3)
Total Lease liabilities	$119	$62

During 2019, the Company entered into a lease agreement, which has a commencement date in 2020 and a commitment of $38.  This agreement is excluded from the table above.

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

As of December 31, 2019, the Company had off-balance sheet commitments to acquire mortgage loans of $107 and purchase limited partnerships and private placement investments of $909, of which $255 related to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed on the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Consolidated Balance Sheets, to be $1 and $2 as of December 31, 2019 and 2018, respectively. The Company has also recorded an asset, in Other assets on the Consolidated Balance Sheets of $14 and $15 as of December 31, 2019 and 2018, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The components of the fair value of the restricted assets were as follows as of December 31, 2019 and 2018:

	2019	2018
Fixed maturity collateral pledged to FHLB(1)	$1,211	$771
FHLB restricted stock(2)	55	50
Other fixed maturities-state deposits	48	99
Cash & cash equivalents	12	13
Securities pledged(3)	1,408	1,462
Total restricted assets	$2,734	$2,395
(1)Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(2)Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $1,159 and $1,237 as of December 31, 2019 and 2018, respectively. In addition, as of December 31, 2019 and 2018, the Company delivered securities as collateral of $183 and $180 and repurchase agreements of $66 and $45, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston, and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2019 and 2018, the Company had $877 and $657, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, assets with a market value of approximately $1,211 and $771, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets. Additionally, SLD is currently a member of FHLB of Topeka. The related non-puttable funding agreements and the assets pledged are reflected in Liabilities and Assets held for sale, respectively on the Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $50.

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

As of December 31, 2019, approximately $79 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $279 and $290 on a continuing basis as of December 31, 2019 and 2018, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 3 and 2 CLOs as of December 31, 2019 and 2018, respectively.

Limited Partnerships ("LPs")

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 12 funds, which were structured as partnerships, as of December 31, 2019 and 2018, respectively.

Registered Investment Companies

The Company consolidated one sponsored investment fund accounted for as a VOE as of December 31, 2019 and 2018, because it is the majority investor in the fund, and as such, has a controlling financial interest in the fund.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	December 31, 2019	December 31, 2018
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$68	$331
Corporate loans, at fair value using the fair value option	513	542
Limited partnerships/corporations, at fair value	1,470	1,313
Other assets	12	15
Total VIE assets	2,063	2,201
VOEs
Limited partnerships/corporations, at fair value	162	108
Other assets	1	1
Total VOE assets	163	109
Total assets of consolidated investment entities	$2,226	$2,310

Liabilities of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$474	$540
Other liabilities	650	681
Total VIE liabilities	1,124	1,221
VOEs
Other liabilities	2	7
Total VOE liabilities	2	7
Total liabilities of consolidated investment entities	$1,126	$1,228

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the impact of consolidation of investment entities into the Consolidated Balance Sheets as of the dates indicated:

	Before Consolidation(1)	CLOs	LPs and VOEs	CLOs Adjustments(2)	LPs and VOEs Adjustments(2)	Total
December 31, 2019
Total investments and cash	$55,146	$—	$—	$(32)	$(246)	$54,868
Other assets	10,219	—	—	—	(1)	10,218
Assets held in consolidated investment entities	—	551	1,675	—	—	2,226
Assets held in separate accounts	81,670	—	—	—	—	81,670
Assets held for sale	20,069	—	—	—	—	20,069
Total assets	$167,104	$551	$1,675	$(32)	$(247)	$169,051

Future policy benefits and contract owner account balances	$50,868	$—	$—	$—	$—	$50,868
Other liabilities	6,659	—	—	—	—	6,659
Liabilities held in consolidated investment entities	1	551	607	(32)	(1)	1,126
Liabilities related to separate accounts	81,670	—	—	—	—	81,670
Liabilities held for sale	18,498	—	—	—	—	18,498
Total liabilities	157,696	551	607	(32)	(1)	158,821
Equity attributable to common shareholders	9,408	—	1,068	—	(1,068)	9,408
Equity attributable to noncontrolling interest in consolidated investment entities	—	—	—	—	822	822
Total liabilities and equity	$167,104	$551	$1,675	$(32)	$(247)	$169,051
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Before Consolidation(1)	CLOs	LPs and VOEs	CLOs Adjustments(2)	LPs and VOEs Adjustments(2)	Total
December 31, 2018
Total investments and cash	$52,142	$—	$—	$(7)	$(283)	$51,852
Other assets	11,293	—	—	—	(1)	11,292
Assets held in consolidated investment entities	—	589	1,721	—	—	2,310
Assets held in separate accounts	69,931	—	—	—	—	69,931
Assets held for sale	20,045	—	—	—	—	20,045
Total assets	$153,411	$589	$1,721	$(7)	$(284)	$155,430

Future policy benefits and contract owner account balances	$50,770	$—	$—	$—	$—	$50,770
Other liabilities	6,593	—	—	—	—	6,593
Liabilities held in consolidated investment entities	1	589	646	(7)	(1)	1,228
Liabilities related to separate accounts	69,931	—	—	—	—	69,931
Liabilities held for sale	17,903	—	—	—	—	17,903
Total liabilities	145,198	589	646	(7)	(1)	146,425
Equity attributable to common shareholders	8,213	—	1,075	—	(1,075)	8,213
Equity attributable to noncontrolling interest in consolidated investment entities	—	—	—	—	792	792
Total liabilities and equity	$153,411	$589	$1,721	$(7)	$(284)	$155,430
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the impact of consolidation of investment entities into the Consolidated Statements of Operations for the periods indicated:

	Before Consolidation(1)	CLOs	LPs and VOEs	CLOs Adjustments(2)	LPs and VOEs Adjustments(2)	Total
December 31, 2019
Revenues:
Net investment income	$2,801	$—	$—	$(1)	$(8)	$2,792
Fee income	2,008	—	—	(2)	(37)	1,969
Premiums	2,273	—	—	—	—	2,273
Net realized capital losses	(166)	—	—	—	—	(166)
Other income	465	—	—	—	—	465
Income related to consolidated investment entities	(1)	23	121	—	—	143
Total revenues	7,380	23	121	(3)	(45)	7,476
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	3,750	—	—	—	—	3,750
Other expense	3,121	—	—	—	—	3,121
Operating expenses related to consolidated investment entities	(1)	23	64	(3)	(38)	45
Total benefits and expenses	6,870	23	64	(3)	(38)	6,916
Income (loss) before income taxes	510	—	57	—	(7)	560
Income tax expense (benefit)	(205)	—	—	—	—	(205)
Income (loss) from continuing operations	715	—	57	—	(7)	765
Income (loss) from discontinued operations, net of tax	(1,066)	—	—	—	—	(1,066)
Net income (loss)	(351)	—	57	—	(7)	(301)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	50	50
Net income (loss) available to Voya Financial, Inc.	(351)	—	57	—	(57)	(351)
Less: Preferred stock dividends	28	—	—	—	—	28
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(379)	$—	$57	$—	$(57)	$(379)
(1)The Before Consolidation column includes the net investment income and fee income earned from CIEs prior to consolidation.
(2)Adjustments include the elimination of intercompany transactions between the Company and CIE's, primarily the elimination of management fees expensed by the funds and recorded as fee income by the Company prior to consolidation.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Before Consolidation(1)	CLOs	LPs and VOEs	CLOs Adjustments(2)	LPs and VOEs Adjustments(2)	Total
December 31, 2018
Revenues:
Net investment income	$2,716	$—	$—	$(1)	$(46)	$2,669
Fee income	2,033	—	—	(3)	(48)	1,982
Premiums	2,132	—	—	—	—	2,132
Net realized capital losses	(355)	—	—	—	—	(355)
Other income	443	—	—	—	—	443
Income related to consolidated investment entities	—	28	264	—	—	292
Total revenues	6,969	28	264	(4)	(94)	7,163
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	3,526	—	—	—	—	3,526
Other expense	3,060	—	—	—	—	3,060
Operating expenses related to consolidated investment entities	—	28	73	(4)	(48)	49
Total benefits and expenses	6,586	28	73	(4)	(48)	6,635
Income (loss) before income taxes	383	—	191	—	(46)	528
Income tax expense (benefit)	37	—	—	—	—	37
Income (loss) from continuing operations	346	—	191	—	(46)	491
Income (loss) from discontinued operations, net of tax	529	—	—	—	—	529
Net income (loss)	875	—	191	—	(46)	1,020
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	145	145
Net income (loss) available to Voya Financial, Inc.	875	—	191	—	(191)	875
Less: Preferred stock dividends	—	—	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$875	$—	$191	$—	$(191)	$875
(1)The Before Consolidation column includes the net investment income and fee income earned from CIEs prior to consolidation.
(2)Adjustments include the elimination of intercompany transactions between the Company and CIE's, primarily the elimination of management fees expensed by the funds and recorded as fee income by the Company prior to consolidation.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Before Consolidation(1)	CLOs	LPs and VOEs	CLOs Adjustments(2)	LPs and VOEs Adjustments(2)	Total
December 31, 2017
Revenues:
Net investment income	$2,721	$—	$—	$(2)	$(78)	$2,641
Fee income	1,937	—	—	(9)	(39)	1,889
Premiums	2,097	—	—	—	—	2,097
Net realized capital losses	(209)	—	—	—	—	(209)
Other income	379	—	—	—	—	379
Income related to consolidated investment entities	—	82	350	—	—	432
Total revenues	6,925	82	350	(11)	(117)	7,229
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	3,658	—	—	—	—	3,658
Other expense	3,099	—	—	—	—	3,099
Operating expenses related to consolidated investment entities	—	82	55	(11)	(39)	87
Total benefits and expenses	6,757	82	55	(11)	(39)	6,844
Income (loss) before income taxes	168	—	295	—	(78)	385
Income tax expense (benefit)	687	—	—	—	—	687
Income (loss) from continuing operations	(519)	—	295	—	(78)	(302)
Income (loss) from discontinued operations, net of tax	(2,473)	—	—	—	—	(2,473)
Net income (loss)	(2,992)	—	295	—	(78)	(2,775)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	217	217
Net income (loss) available to Voya Financial, Inc.	(2,992)	—	295	—	(295)	(2,992)
Less: Preferred stock dividends	—	—	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(2,992)	$—	$295	$—	$(295)	$(2,992)
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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2020 and 2028, paying interest at LIBOR , EURIBOR or PRIME plus a spread of up to 10.0%. As of December 31, 2019 and 2018, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $18 and $13, respectively. Less than 1.0% of the collateral assets were in default as of December 31, 2019 and 2018.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.7% for the more senior tranches to 5.4% for the more subordinated tranches. CLO notes mature in 2026 and have a weighted average maturity of 6.6 years as of December 31, 2019. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of December 31, 2019 and 2018, certain private equity funds maintained term loans and revolving lines of credit of $669 and $753, respectively. The term loans renew every three years and the revolving lines of credit renew annually; all loans bear interest at LIBOR/EURIBOR plus 150 - 200 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of December 31, 2019 and 2018, outstanding borrowings amount to $602 and $584, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

On February 1, 2018, Pomona Investment Fund entered into a three-year revolving credit agreement with Credit Suisse. The size of the facility is $25; the loan bears interest at LIBOR plus 325 bps and has a commitment fee of 160 bps. There was $3 of outstanding borrowing as of December 31, 2019.
The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2019:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$68	$—	$—	$—	$68
Corporate loans, at fair value using the fair value option	—	513	—	—	513
Limited partnerships/corporations, at fair value	—	—	—	1,470	1,470
VOEs
Limited partnerships/corporations, at fair value	—	—	—	162	162
Total assets, at fair value	$68	$513	$—	$1,632	$2,213
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$474	$—	$—	$474
Total liabilities, at fair value	$—	$474	$—	$—	$474

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2018:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$331	$—	$—	$—	$331
Corporate loans, at fair value using the fair value option	—	542	—	—	542
Limited partnerships/corporations, at fair value	—	—	—	1,313	1,313
VOEs
Limited partnerships/corporations, at fair value	—	—	—	108	108
Total assets, at fair value	$331	$542	$—	$1,421	$2,294
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$540	$—	$—	$540
Total liabilities, at fair value	$—	$540	$—	$—	$540

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the years ended December 31, 2019 and 2018, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Deconsolidation of Certain Investment Entities

The Company determined it was no longer the primary beneficiary of previously consolidated CLOs due to a reduction in the Company’s investment in relation to the CLOs' equity. This caused a reduction in the Company's obligation to absorb losses and rights to receive benefits of the CLO that could potentially be significant to the CLO. As a result of this determination, the Company deconsolidated one and three investment entities during the years ended December 31, 2019 and December 31, 2018, respectively.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of December 31, 2019 and 2018, the Company held $377 and $468 ownership interests, respectively, in unconsolidated CLOs on a continuing basis.

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

The following table presents the carrying amounts on a continuing basis of the variable interests in VIEs in which the Company concluded that it holds a variable interest, but is not the primary beneficiary as of the dates indicated. The Company determines its maximum exposure to loss to be: (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

Variable Interests on the Consolidated Balance Sheet
	December 31, 2019		December 31, 2018
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$377	$377	$466	$466
Limited partnership/corporations	1,290	1,290	982	982

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

21.    Restructuring

Organizational Restructuring

As a result of the closing of the 2018 Transaction, the decision to cease new sales following the strategic review of the Company’s Individual Life business and the additional cost savings targets announced in November 2018, the Company has undertaken restructuring efforts to execute the 2018 Transaction, reduce stranded expenses, as well as improve operational efficiency, strengthen technology capabilities and centralize certain sales, operations and investment management activities ("Organizational Restructuring"). The initiatives associated with the closing of the 2018 Transaction and the decision to cease new sales following the strategic review of the Company’s Individual Life business concluded during 2019.

These activities have resulted in recognition of severance and organizational transition costs and are reflected in Operating expenses in the Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments. For the years ended December 31, 2019 and 2018, the Company incurred Organizational Restructuring expenses of $201 and $49 and associated with continuing operations.

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Years Ended December 31,			Cumulative Amounts Incurred to Date
	2019	2018	2017
Severance benefits	$39	$15	$4	$58
Organizational transition costs	162	40	—	202
Total restructuring expenses	$201	$55	$4	$260

Including the expense of $201 for the year ended December 31, 2019, the aggregate amount of additional Organizational Restructuring expenses expected is in the range of $250 to $300. The Company anticipates that these costs, which will include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs, will occur at least through the end of 2020.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the accrued liability associated with Organizational Restructuring expenses as of December 31, 2019:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2019	$12	$9	$21
Provision	39	162	201
Payments	(21)	(146)	(167)
Accrued liability as of December 31, 2019	$30	$25	$55

Pursuant to the Individual Life Transaction, the Company will divest or dissolve five regulated insurance entities, including its life companies domiciled in Colorado and Indiana, and captive entities domiciled in Arizona and Missouri. The Company will also divest Voya America Equities LLC, a regulated broker-dealer, and transfer or cease usage of a substantial number of administrative systems. The Company will undertake further restructuring efforts to reduce stranded expenses associated with its Individual Life business as well as its corporate and shared services functions. Through the closing of the Individual Life Transaction, the Company anticipates incurring additional restructuring expenses directly related to the disposition. These collective costs, which include severance, transition and other costs, cannot currently be estimated but could be material. Refer to the Business Held for Sale and Discontinued Operation Note to these Consolidated Financial statement for further information.

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

The summary below presents 2016 Restructuring expense, pre-tax, by type of costs incurred, for the periods indicated:

	Years Ended December 31,			Cumulative Amounts Incurred to Date(1)
	2019	2018	2017
Severance benefits	$—	$9	$34	$69
Asset write-off costs	—	1	16	17
Transition costs	—	7	17	24
Other costs	8	13	15	44
Total restructuring expenses	$8	$30	$82	$154

(1) Cumulative amounts incurred to date include $26 of severance benefits and $8 of other costs incurred during the year ended December 31, 2016.

The following table presents the accrued liability associated with 2016 Restructuring expenses as of December 31, 2019:

	Severance Benefits	Transition Costs	Other Costs	Total
Accrued liability as of January 1, 2019	$8	$14	$2	$24
Provision	—	—	8	8
Payments	(4)	(6)	(10)	(20)
Accrued liability as of December 31, 2019	$4	$8	$—	$12

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

22.    Segments

On December 18, 2019, the Company entered into the Resolution MTA with Resolution Life US to sell several of its subsidiaries and the related Individual Life and fixed and variable annuities businesses within these subsidiaries. Additionally, on June 1, 2018, the Company consummated a series of transactions pursuant to a MTA (the "2018 MTA") to sell substantially all of its fixed and fixed indexed annuities businesses. See the Business Held for Sale and Discontinued Operations Note to these Consolidated Financial Statements. As such, the Company will no longer report its Life Insurance business as a segment. The Company revised prior period information to conform to current period presentation.

The Company provides its principal products and services through three segments: Retirement, Investment Management and Employee Benefits. These segments reflect the manner by which the Company’s chief operating decision maker views and manages the business. A brief description of these segments follows.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company includes in Corporate the following corporate and business activities:

•
corporate operations, corporate level assets and financial obligations; financing and interest expenses; dividend payments made to preferred shareholders; stranded costs and other items not allocated or directly related to the Company's segments, including items such as expenses of its Organizational Restructuring and 2016 Restructuring programs described in the Restructuring Note of these Consolidated Financial Statements, certain expenses and liabilities of employee benefit plans, certain adjustments to short-term and long-term incentive accruals and intercompany eliminations;

•	investment income on assets backing surplus in excess of amounts held at the segment level;

•	revenues and expenses related to a run-off block of guaranteed investment contracts ("GICs") and funding agreements as well as Residual Runoff Business.

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

•
Income (loss) related to businesses exited or to be exited through reinsurance or divestment, which includes gains and (losses) associated with transactions to exit blocks of business within continuing operations (including net investment gains (losses) on securities sold and expenses directly related to these transactions) and residual run-off activity (including an insignificant number of Individual Life, Annuities and CBVA policies that were not part of the Individual Life and 2018 Transactions). Excluding this activity, which also includes amortization of intangible assets related to businesses exited or to be exited, better reveals trends in the Company's core business and more closely aligns Adjusted operating earnings before income taxes with how the Company manages its segments;

•
Income (loss) attributable to noncontrolling interest represents the interest of shareholders, other than those of the Company, in consolidated entities. Income (loss) attributable to noncontrolling interest represents such shareholders' interests in the gains and (losses) of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled;

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

•
Immediate recognition of net actuarial gains (losses) related to the Company's pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period. The Company immediately recognizes actuarial gains and (losses) related to pension and other postretirement benefit obligations and gains and losses from plan adjustments and curtailments. These amounts do not reflect normal, cash-settled expenses and are not indicative of current Operating expense fundamentals; and

•
Other items not indicative of normal operations or performance of the Company's segments or related to events such as capital or organizational restructurings undertaken to achieve long-term economic benefits, including certain costs related to debt and equity offerings, acquisition / merger integration expenses, severance and other expenses associated with such activities. These items vary widely in timing, scope and frequency between periods as well as between companies to which the Company is compared. Accordingly, the Company adjusts for these items as management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of the Company's segments.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Income (loss) from continuing operations before income taxes	$560	$528	$385
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	25	(124)	(112)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(14)	62	46
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	98	(40)	59
Income (loss) attributable to noncontrolling interest	50	145	217
Income (loss) related to early extinguishment of debt	(12)	(40)	(4)
Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments	3	(47)	(16)
Dividend payments made to preferred shareholders	28	—	—
Other adjustments	(209)	(79)	(97)
Total adjustments to income (loss) from continuing operations	(31)	(123)	93

Adjusted operating earnings before income taxes by segment:
Retirement	$588	$701	$456
Investment Management	180	205	248
Employee Benefits	199	160	127
Corporate	(376)	(415)	(539)
Total	$591	$651	$292

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•
Revenues related to businesses exited or to be exited through reinsurance or divestment, which includes revenues associated with transactions to exit blocks of business within continuing operations (including net investment gains (losses) on securities sold related to these transactions) and residual run-off activity (including an insignificant number of Individual Life, Annuities and CBVA policies that were not part of the Individual Life and 2018 Transactions). Excluding this activity better reveals trends in the Company's core business and more closely aligns Adjusted operating revenues with how the Company manages its segments;

•
Revenues attributable to noncontrolling interest represents the interests of shareholders, other than those of the Company, in consolidated entities. Revenues attributable to noncontrolling interest represents such shareholders' interests in the revenues of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled; and

•
Other adjustments to Total revenues primarily reflect fee income earned by the Company's broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in the Company's segments’ operating revenues, other items where the income is passed on to third parties and the elimination of intercompany investment expenses included in operating revenues.

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Total revenues	$7,476	$7,163	$7,229

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	18	(148)	(132)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(13)	63	46
Revenues related to businesses exited or to be exited through reinsurance or divestment	1,531	1,446	1,618
Revenues attributable to noncontrolling interest	109	214	321
Other adjustments	321	238	193
Total adjustments to revenues	1,966	1,813	2,046

Adjusted operating revenues by segment:
Retirement	$2,712	$2,727	$2,538
Investment Management	675	683	731
Employee Benefits	2,026	1,849	1,767
Corporate	97	91	147
Total	$5,510	$5,350	$5,183

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Investment management intersegment revenues	$104	$101	$103

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	December 31, 2019	December 31, 2018
Retirement	$118,024	$104,995
Investment Management	745	690
Employee Benefits	3,117	2,560
Corporate	25,206	25,185
Total assets, before consolidation(1)	147,092	133,430
Consolidation of investment entities	1,890	1,955
Total assets, excluding assets held for sale	148,982	135,385
Assets held for sale	20,069	20,045
Total assets	$169,051	$155,430

(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

23.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of December 31, 2019 and 2018, and their results of operations, comprehensive income and cash flows for the years ended December 31, 2019, 2018 and 2017.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$5	$—	$39,673	$(15)	$39,663
Fixed maturities, at fair value using the fair value option	—	—	2,707	—	2,707
Equity securities, at fair value	—	—	196	—	196
Short-term investments	—	—	68	—	68
Mortgage loans on real estate, net of valuation allowance	—	—	6,878	—	6,878
Policy loans	—	—	776	—	776
Limited partnerships/corporations	4	—	1,286	—	1,290
Derivatives	49	—	267	—	316
Investments in subsidiaries	11,003	8,493	—	(19,496)	—
Other investments	—	—	385	—	385
Securities pledged	—	—	1,408	—	1,408
Total investments	11,061	8,493	53,644	(19,511)	53,687
Cash and cash equivalents	212	—	969	—	1,181
Short-term investments under securities loan agreements, including collateral delivered	11	—	1,384	—	1,395
Accrued investment income	—	—	505	—	505
Premium receivable and reinsurance recoverable	—	—	3,732	—	3,732
Deferred policy acquisition costs and Value of business acquired	—	—	2,226	—	2,226
Deferred income taxes	816	39	603	—	1,458
Loans to subsidiaries and affiliates	164	—	69	(233)	—
Due from subsidiaries and affiliates	2	—	6	(8)	—
Other assets	7	—	895	—	902
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,632	—	1,632
Cash and cash equivalents	—	—	68	—	68
Corporate loans, at fair value using the fair value option	—	—	513	—	513
Other assets	—	—	13	—	13
Assets held in separate accounts	—	—	81,670	—	81,670
Assets held for sale	—	—	20,069	—	20,069
Total assets	$12,273	$8,532	$167,998	$(19,752)	$169,051

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
December 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$9,945	$—	$9,945
Contract owner account balances	—	—	40,923	—	40,923
Payables under securities loan and repurchase agreements, including collateral held	—	—	1,373	—	1,373
Short-term debt	69	87	78	(233)	1
Long-term debt	2,669	371	17	(15)	3,042
Derivatives	50	—	353	—	403
Pension and other postretirement provisions	—	—	468	—	468
Current income taxes	28	(17)	16	—	27
Due to subsidiaries and affiliates	4	—	2	(6)	—
Other liabilities	45	10	1,292	(2)	1,345
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	474	—	474
Other liabilities	—	—	652	—	652
Liabilities related to separate accounts	—	—	81,670	—	81,670
Liabilities held for sale	—	—	18,498	—	18,498
Total liabilities	2,865	451	155,761	(256)	158,821
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	9,408	8,081	11,415	(19,496)	9,408
Noncontrolling interest	—	—	822	—	822
Total shareholders' equity	9,408	8,081	12,237	(19,496)	10,230
Total liabilities and shareholders' equity	$12,273	$8,532	$167,998	$(19,752)	$169,051

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$36,912	$(15)	$36,897
Fixed maturities, at fair value using the fair value option	—	—	2,233	—	2,233
Equity securities, at fair value	99	—	148	—	247
Short-term investments	—	—	126	—	126
Mortgage loans on real estate, net of valuation allowance	—	—	7,281	—	7,281
Policy loans	—	—	814	—	814
Limited partnerships/corporations	—	—	982	—	982
Derivatives	39	—	155	—	194
Investments in subsidiaries	10,099	7,060	—	(17,159)	—
Other investments	—	—	379	—	379
Securities pledged	—	—	1,462	—	1,462
Total investments	10,237	7,060	50,492	(17,174)	50,615
Cash and cash equivalents	209	2	1,026	—	1,237
Short-term investments under securities loan agreements, including collateral delivered	11	—	1,282	—	1,293
Accrued investment income	—	—	529	—	529
Premium receivable and reinsurance recoverable	—	—	3,843	—	3,843
Deferred policy acquisition costs and Value of business acquired	—	—	2,973	—	2,973
Current income taxes	(37)	26	28	—	17
Deferred income taxes	553	22	1,035	—	1,610
Loans to subsidiaries and affiliates	79	—	4	(83)	—
Due from subsidiaries and affiliates	2	—	3	(5)	—
Other assets	13	—	1,014	—	1,027
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,421	—	1,421
Cash and cash equivalents	—	—	331	—	331
Corporate loans, at fair value using the fair value option	—	—	542	—	542
Other assets	—	—	16	—	16
Assets held in separate accounts	—	—	69,931	—	69,931
Assets held for sale	—	—	20,045	—	20,045
Total assets	$11,067	$7,110	$154,515	$(17,262)	$155,430

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
December 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$9,587	$—	$9,587
Contract owner account balances	—	—	41,183	—	41,183
Payables under securities loan and repurchase agreements, including collateral held	—	—	1,366	—	1,366
Short-term debt	4	—	80	(83)	1
Long-term debt	2,763	371	17	(15)	3,136
Derivatives	39	—	125	—	164
Pension and other postretirement provisions	—	—	551	—	551
Due to subsidiaries and affiliates	1	—	2	(3)	—
Other liabilities	47	55	1,275	(2)	1,375
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	540	—	540
Other liabilities	—	—	688	—	688
Liabilities related to separate accounts	—	—	69,931	—	69,931
Liabilities held for sale	—	—	17,903	—	17,903
Total liabilities	2,854	426	143,248	(103)	146,425
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	8,213	6,684	10,475	(17,159)	8,213
Noncontrolling interest	—	—	792	—	792
Total shareholders' equity	8,213	6,684	11,267	(17,159)	9,005
Total liabilities and shareholders' equity	$11,067	$7,110	$154,515	$(17,262)	$155,430

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$39	$—	$2,765	$(12)	$2,792
Fee income	—	—	1,969	—	1,969
Premiums	—	—	2,273	—	2,273
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(65)	—	(65)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(1)	—	(1)
Net other-than-temporary impairments recognized in earnings	—	—	(64)	—	(64)
Other net realized capital gains (losses)	(1)	—	(101)	—	(102)
Total net realized capital gains (losses)	(1)	—	(165)	—	(166)
Other revenue	—	—	465	—	465
Income (loss) related to consolidated investment entities:
Net investment income	—	—	143	—	143
Total revenues	38	—	7,450	(12)	7,476
Benefits and expenses:
Policyholder benefits	—	—	2,583	—	2,583
Interest credited to contract owner account balances	—	—	1,167	—	1,167
Operating expenses	12	—	2,734	—	2,746
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	199	—	199
Interest expense	151	29	8	(12)	176
Operating expenses related to consolidated investment entities:
Interest expense	—	—	38	—	38
Other expense	—	—	7	—	7
Total benefits and expenses	163	29	6,736	(12)	6,916
Income (loss) from continuing operations before income taxes	(125)	(29)	714	—	560
Income tax expense (benefit)	(277)	(27)	99	—	(205)
Income (loss) from continuing operations	152	(2)	615	—	765
Income (loss) from discontinued operations, net of tax	—	(83)	(983)	—	(1,066)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	152	(85)	(368)	—	(301)
Equity in earnings (losses) of subsidiaries, net of tax	(503)	431	—	72	—
Net income (loss)	(351)	346	(368)	72	(301)
Less: Net income (loss) attributable to noncontrolling interest	—	—	50	—	50
Net income (loss) available to Voya Financial, Inc.	(351)	346	(418)	72	(351)
Less: Preferred stock dividends	28	—	—	—	28
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(379)	$346	$(418)	$72	$(379)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$1	$1	$2,676	$(9)	$2,669
Fee income	—	—	1,982	—	1,982
Premiums	—	—	2,132	—	2,132
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(27)	—	(27)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1	—	1
Net other-than-temporary impairments recognized in earnings	—	—	(28)	—	(28)
Other net realized capital gains (losses)	—	—	(327)	—	(327)
Total net realized capital gains (losses)	—	—	(355)	—	(355)
Other revenue	(5)	—	448	—	443
Income (loss) related to consolidated investment entities:
Net investment income	—	—	292	—	292
Total revenues	(4)	1	7,175	(9)	7,163
Benefits and expenses:
Policyholder benefits	—	—	2,364	—	2,364
Interest credited to contract owner account balances	—	—	1,162	—	1,162
Operating expenses	11	—	2,595	—	2,606
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	233	—	233
Interest expense	175	53	2	(9)	221
Operating expenses related to consolidated investment entities:
Interest expense	—	—	41	—	41
Other expense	—	—	8	—	8
Total benefits and expenses	186	53	6,405	(9)	6,635
Income (loss) from continuing operations before income taxes	(190)	(52)	770	—	528
Income tax expense (benefit)	—	(24)	400	(339)	37
Income (loss) from continuing operations	(190)	(28)	370	339	491
Income (loss) from discontinued operations, net of tax	—	—	529	—	529
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(190)	(28)	899	339	1,020
Equity in earnings (losses) of subsidiaries, net of tax	1,065	1,615	—	(2,680)	—
Net income (loss)	875	1,587	899	(2,341)	1,020
Less: Net income (loss) attributable to noncontrolling interest	—	—	145	—	145
Net income (loss) available to Voya Financial, Inc.	875	1,587	754	(2,341)	875
Less: Preferred stock dividends	—	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$875	$1,587	$754	$(2,341)	$875

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$33	$—	$2,621	$(13)	$2,641
Fee income	—	—	1,889	—	1,889
Premiums	—	—	2,097	—	2,097
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(29)	—	(29)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(9)	—	(9)
Net other-than-temporary impairments recognized in earnings	—	—	(20)	—	(20)
Other net realized capital gains (losses)	—	—	(189)	—	(189)
Total net realized capital gains (losses)	—	—	(209)	—	(209)
Other revenue	8	1	370	—	379
Income (loss) related to consolidated investment entities:
Net investment income	—	—	432	—	432
Total revenues	41	1	7,200	(13)	7,229
Benefits and expenses:
Policyholder benefits	—	—	2,422	—	2,422
Interest credited to contract owner account balances	—	—	1,236	—	1,236
Operating expenses	9	—	2,553	—	2,562
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	353	—	353
Interest expense	155	37	5	(13)	184
Operating expenses related to consolidated investment entities:
Interest expense	—	—	80	—	80
Other expense	—	—	7	—	7
Total benefits and expenses	164	37	6,656	(13)	6,844
Income (loss) from continuing operations before income taxes	(123)	(36)	544	—	385
Income tax expense (benefit)	113	3	571	—	687
Income (loss) from continuing operations	(236)	(39)	(27)	—	(302)
Income (loss) from discontinued operations, net of tax	—	—	(2,473)	—	(2,473)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(236)	(39)	(2,500)	—	(2,775)
Equity in earnings (losses) of subsidiaries, net of tax	(2,756)	(2,623)	—	5,379	—
Net income (loss)	(2,992)	(2,662)	(2,500)	5,379	(2,775)
Less: Net income (loss) attributable to noncontrolling interest	—	—	217	—	217
Net income (loss) available to Voya Financial, Inc.	(2,992)	(2,662)	(2,717)	5,379	(2,992)
Less: Preferred stock dividends	—	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(2,992)	$(2,662)	$(2,717)	$5,379	$(2,992)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(351)	$346	$(368)	$72	$(301)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	3,013	2,290	3,013	(5,303)	3,013
Other-than-temporary impairments	3	2	3	(5)	3
Pension and other postretirement benefits liability	(4)	(2)	(4)	6	(4)
Other comprehensive income (loss), before tax	3,012	2,290	3,012	(5,302)	3,012
Income tax expense (benefit) related to items of other comprehensive income (loss)	631	479	631	(1,110)	631
Other comprehensive income (loss), after tax	2,381	1,811	2,381	(4,192)	2,381
Comprehensive income (loss)	2,030	2,157	2,013	(4,120)	2,080
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	50	—	50
Comprehensive income (loss) attributable to Voya Financial, Inc.	$2,030	$2,157	$1,963	$(4,120)	$2,030

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$875	$1,587	$899	$(2,341)	$1,020
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(2,810)	(2,143)	(2,810)	4,953	(2,810)
Other-than-temporary impairments	32	30	32	(62)	32
Pension and other postretirement benefits liability	(11)	(2)	(11)	13	(11)
Other comprehensive income (loss), before tax	(2,789)	(2,115)	(2,789)	4,904	(2,789)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(693)	(412)	(694)	1,106	(693)
Other comprehensive income (loss), after tax	(2,096)	(1,703)	(2,095)	3,798	(2,096)
Comprehensive income (loss)	(1,221)	(116)	(1,196)	1,457	(1,076)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	145	—	145
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(1,221)	$(116)	$(1,341)	$1,457	$(1,221)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(2,992)	$(2,662)	$(2,500)	$5,379	$(2,775)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,191	813	1,191	(2,004)	1,191
Other-than-temporary impairments	(2)	(5)	(2)	7	(2)
Pension and other postretirement benefits liability	(15)	(3)	(15)	18	(15)
Other comprehensive income (loss), before tax	1,174	805	1,174	(1,979)	1,174
Income tax expense (benefit) related to items of other comprehensive income (loss)	364	258	364	(622)	364
Other comprehensive income (loss), after tax	810	547	810	(1,357)	810
Comprehensive income (loss)	(2,182)	(2,115)	(1,690)	4,022	(1,965)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	217	—	217
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(2,182)	$(2,115)	$(1,907)	$4,022	$(2,182)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(110)	$445	$1,430	$(455)	$1,310
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	6,423	—	6,423
Equity securities	156	—	7	—	163
Mortgage loans on real estate	—	—	1,153	—	1,153
Limited partnerships/corporations	—	—	205	—	205
Acquisition of:
Fixed maturities	(5)	—	(6,450)	—	(6,455)
Equity securities	(35)	—	(20)	—	(55)
Mortgage loans on real estate	—	—	(760)	—	(760)
Limited partnerships/corporations	(4)	—	(399)	—	(403)
Short-term investments, net	—	—	58	—	58
Derivatives, net	—	—	(29)	—	(29)
Sales from consolidated investment entities	—	—	586	—	586
Purchases within consolidated investment entities	—	—	(1,385)	—	(1,385)
Maturity (issuance) of short-term intercompany loans, net	(85)	—	(65)	150	—
Return of capital contributions and dividends from subsidiaries	1,064	437	—	(1,501)	—
Capital contributions to subsidiaries	(3)	(57)	—	60	—
Collateral received (delivered), net	—	—	(95)	—	(95)
Other, net	—	—	(35)	—	(35)
Net cash used in investing activities - discontinued operations	—	(128)	(498)	—	(626)
Net cash provided by (used in) investing activities	1,088	252	(1,304)	(1,291)	(1,255)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Year Ended December 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	4,383	—	4,383
Maturities and withdrawals from investment contracts	—	—	(5,180)	—	(5,180)
Settlements on deposit contracts	—	—	(8)	—	(8)
Repayment of debt with maturities of more than three months	(106)	—	(7)	—	(113)
Net (repayments of) proceeds from short-term intercompany loans	65	87	(1)	(151)	—
Return of capital contributions and dividends to parent	—	(786)	(1,171)	1,957	—
Contributions of capital from parent	—	—	60	(60)	—
Borrowings of consolidated investment entities	—	—	1,106	—	1,106
Repayments of borrowings of consolidated investment entities	—	—	(903)	—	(903)
Contributions from (distributions to) participants in consolidated investment entities	—	—	715	—	715
Proceeds from issuance of common stock, net	3	—	—	—	3
Proceeds from issuance of preferred stock, net	293	—	—	—	293
Share-based compensation	(22)	—	—	—	(22)
Common stock acquired - Share repurchase	(1,136)	—	—	—	(1,136)
Dividends paid on common stock	(44)	—	—	—	(44)
Dividends paid on preferred stock	(28)	—	—	—	(28)
Net cash provided by financing activities - discontinued operations	—	—	813	—	813
Net cash (used in) provided by financing activities	(975)	(699)	(193)	1,746	(121)
Net increase (decrease) in cash and cash equivalents	3	(2)	(67)	—	(66)
Cash and cash equivalents, beginning of period	209	2	1,327	—	1,538
Cash and cash equivalents, end of period	212	—	1,260	—	1,472
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	291	—	291
Cash and cash equivalents of continuing operations, end of period	$212	$—	$969	$—	$1,181

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(27)	$311	$1,978	$(394)	$1,868
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	6,419	—	6,419
Equity securities, available-for-sale	34	—	118	—	152
Mortgage loans on real estate	—	—	895	—	895
Limited partnerships/corporations	—	—	318	—	318
Acquisition of:
Fixed maturities	—	—	(7,513)	—	(7,513)
Equity securities, available-for-sale	(36)	—	(21)	—	(57)
Mortgage loans on real estate	—	—	(643)	—	(643)
Limited partnerships/corporations	—	—	(318)	—	(318)
Short-term investments, net	212	—	61	—	273
Derivatives, net	—	—	72	—	72
Sales from consolidated investments entities	—	—	1,365	—	1,365
Purchases within consolidated investment entities	—	—	(994)	—	(994)
Maturity (issuance) of short-term intercompany loans, net	111	—	414	(525)	—
Return of capital contributions and dividends from subsidiaries	1,155	151	—	(1,306)	—
Capital contributions to subsidiaries	(55)	(55)	—	110	—
Collateral (delivered) received, net	—	—	(28)	—	(28)
Other, net	(13)	1	3	—	(9)
Net cash provided by (used in) investing activities - discontinued operations	—	331	(545)	—	(214)
Net cash provided by (used in) investing activities	1,408	428	(397)	(1,721)	(282)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Year Ended December 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	4,884	—	4,884
Maturities and withdrawals from investment contracts	—	—	(4,799)	—	(4,799)
Settlements on deposit contracts	—	—	(10)	—	(10)
Proceeds from issuance of debt with maturities of more than three months	350	—	(62)	—	288
Repayment of debt with maturities of more than three months	(623)	(87)	33	—	(677)
Debt issuance costs	(6)	—	—	—	(6)
Net (repayments of) proceeds from short-term intercompany loans	(414)	(68)	(43)	525	—
Return of capital contributions and dividends to parent	—	(638)	(1,062)	1,700	—
Contributions of capital from parent	—	55	55	(110)	—
Borrowings of consolidated investment entities	—	—	773	—	773
Repayments of borrowings of consolidated investment entities	—	—	(656)	—	(656)
Contributions from (distributions to) participants in consolidated investment entities	—	—	(166)	—	(166)
Proceeds from issuance of common stock, net	3	—	—	—	3
Proceeds from issuance of preferred stock, net	319	—	—	—	319
Share-based compensation	(14)	—	—	—	(14)
Common stock acquired - Share repurchase	(1,025)	—	—	—	(1,025)
Dividends paid on common stock	(6)	—	—	—	(6)
Net cash used in financing activities - discontinued operations	—	—	(672)	—	(672)
Net cash (used in) provided by financing activities	(1,416)	(738)	(1,725)	2,115	(1,764)
Net (decrease) increase in cash and cash equivalents	(35)	1	(144)	—	(178)
Cash and cash equivalents, beginning of period	244	1	1,471	—	1,716
Cash and cash equivalents, end of period	209	2	1,327	—	1,538
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	301	—	301
Cash and cash equivalents of continuing operations, end of period	$209	$2	$1,026	$—	$1,237

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(18)	$138	$1,694	$(232)	$1,582
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	7,001	—	7,001
Equity securities, available-for-sale	25	—	29	—	54
Mortgage loans on real estate	—	—	851	—	851
Limited partnerships/corporations	—	—	211	—	211
Acquisition of:
Fixed maturities	—	—	(6,445)	—	(6,445)
Equity securities, available-for-sale	(34)	—	(11)	—	(45)
Mortgage loans on real estate	—	—	(1,478)	—	(1,478)
Limited partnerships/corporations	—	—	(302)	—	(302)
Short-term investments, net	—	—	(28)	—	(28)
Derivatives, net	—	—	203	—	203
Sales from consolidated investments entities	—	—	2,047	—	2,047
Purchases within consolidated investment entities	—	—	(2,036)	—	(2,036)
Issuance of intercompany loans with maturities more than three months	(34)	—	—	34	—
Maturity of intercompany loans with maturities more than three months	34	—	—	(34)	—
Maturity (issuance) of short-term intercompany loans, net	87	—	(408)	321	—
Return of capital contributions and dividends from subsidiaries	1,020	1,024	—	(2,044)	—
Capital contributions to subsidiaries	(467)	(47)	—	514	—
Collateral (delivered) received, net	—	—	(205)	—	(205)
Other, net	—	—	5	—	5
Net cash used in investing activities - discontinued operations	—	—	(2,261)	—	(2,261)
Net cash provided by (used in) investing activities	631	977	(2,827)	(1,209)	(2,428)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Year Ended December 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	3,593	—	3,593
Maturities and withdrawals from investment contracts	—	—	(4,763)	—	(4,763)
Proceeds from issuance of debt with maturities of more than three months	399	—	(61)	—	338
Repayment of debt with maturities of more than three months	(494)	—	33	—	(461)
Debt issuance costs	(3)	—	—	—	(3)
Repayments of intercompany loans with maturities of more than three months	—	—	(34)	34	—
Proceeds of intercompany loans with maturities of more than three months	—	—	34	(34)	—
Net proceeds from (repayments of) short-term intercompany loans	408	(143)	56	(321)	—
Return of capital contributions and dividends to parent	—	(1,020)	(1,256)	2,276	—
Contributions of capital from parent	—	47	467	(514)	—
Borrowings of consolidated investment entities	—	—	967	—	967
Repayments of borrowings of consolidated investment entities	—	—	(804)	—	(804)
Contributions from (distributions to) participants in consolidated investment entities	—	—	449	—	449
Proceeds from issuance of common stock, net	3	—	—	—	3
Share-based compensation	(8)	—	—	—	(8)
Common stock acquired - Share repurchase	(923)	—	—	—	(923)
Dividends paid on common stock	(8)	—	—	—	(8)
Net cash provided by financing activities - discontinued operations	—	—	1,271	—	1,271
Net cash (used in) provided by financing activities	(626)	(1,116)	(48)	1,441	(349)
Net decrease in cash and cash equivalents	(13)	(1)	(1,181)	—	(1,195)
Cash and cash equivalents, beginning of period	257	2	2,652	—	2,911
Cash and cash equivalents, end of period	244	1	1,471	—	1,716
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	862	—	862
Cash and cash equivalents of continuing operations, end of period	$244	$1	$609	$—	$854

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

24. Selected Consolidated Unaudited Quarterly Financial Data

The unaudited quarterly results of operations for 2019 and 2018 are summarized in the table below:

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	($ in millions, except per share amounts)
2019
Total revenues	$1,822	$1,969	$1,875	$1,810
Total benefits and expenses	1,720	1,726	1,726	1,744
Income (loss) from continuing operations before income taxes	102	243	149	66
Income (loss) from discontinued operations, net of tax	(20)	42	(4)	(1,084)
Net income (loss)	73	252	140	(766)
Less: Net income (loss) attributable to noncontrolling interest	(1)	26	19	6
Net income (loss) available to Voya Financial, Inc.	74	226	121	(772)
Less: Preferred stock dividends	10	—	14	4
Net income (loss) available to Voya Financial, Inc.'s common shareholders	64	226	107	(776)
Earnings Per Share
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.57	$1.27	$0.80	$2.29
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.14)	$0.29	$(0.03)	$(8.06)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.44	$1.57	$0.77	$(5.76)
Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.56	$1.22	$0.77	$2.17
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.13)	$0.28	$(0.03)	$(7.62)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.42	$1.51	$0.74	$(5.45)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	($ in millions, except per share amounts)
2018
Total revenues	$1,661	$1,761	$1,890	$1,851
Total benefits and expenses	1,653	1,596	1,661	1,725
Income (loss) from continuing operations before income taxes	8	165	229	126
Income (loss) from discontinued operations, net of tax	440	92	(32)	29
Net income (loss)	446	229	168	177
Less: Net income (loss) attributable to noncontrolling interest	—	62	26	57
Net income (loss) available to Voya Financial, Inc.	446	167	142	120
Less: Preferred stock dividends	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	446	167	142	120
Earnings Per Share
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.03	$0.45	$1.09	$0.60
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$2.56	$0.55	$(0.20)	$0.18
Income (loss) available to Voya Financial, Inc.'s common shareholders	$2.59	$1.00	$0.89	$0.78
Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.03	$0.43	$1.06	$0.58
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$2.47	$0.53	$(0.19)	$0.18
Income (loss) available to Voya Financial, Inc.'s common shareholders	$2.50	$0.96	$0.87	$0.76

Voya Financial, Inc.
Schedule I

Summary of Investments Other than Investments in Affiliates
As of December 31, 2019
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. Treasuries	$1,074	$1,382	$1,382
U.S. Government agencies and authorities	74	95	95
State, municipalities, and political subdivisions	1,220	1,323	1,323
U.S. corporate public securities	12,980	14,938	14,938
U.S. corporate private securities	5,568	6,035	6,035
Foreign corporate public securities and foreign governments(1)	3,887	4,341	4,341
Foreign corporate private securities(1)	4,545	4,831	4,831
Residential mortgage-backed securities	4,999	5,204	5,204
Commercial mortgage-backed securities	3,402	3,574	3,574
Other asset-backed securities	2,058	2,055	2,055
Total fixed maturities, including securities pledged	39,807	43,778	43,778
Equity securities, available-for-sale	196	196	196
Short-term investments	68	68	68
Mortgage loans on real estate	6,878	7,262	6,878
Policy loans	776	776	776
Limited partnerships/corporations	1,290	1,290	1,290
Derivatives	34	316	316
Other investments	385	456	385
Total investments	$49,434	$54,142	$53,687
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Balance Sheets
December 31, 2019 and 2018
(In millions, except share and per share data)

	As of December 31,
	2019	2018
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $5 as of 2019 and $0 as of 2018	$5	$—
Equity securities, at fair value (amortized cost of $0 as of 2019 and $99 as of 2018)	—	99
Limited partnerships/corporations	4	—
Derivatives	49	39
Investments in subsidiaries	11,003	10,099
Total investments	11,061	10,237
Cash and cash equivalents	212	209
Short-term investments under securities loan agreements, including collateral delivered	11	11
Loans to subsidiaries and affiliates	164	79
Due from subsidiaries and affiliates	2	2
Deferred income taxes	816	553
Other assets	7	13
Total assets	$12,273	$11,104

Liabilities and Shareholders' Equity
Short-term debt	$69	$4
Long-term debt	2,669	2,763
Derivatives	50	39
Due to subsidiaries and affiliates	4	1
Current income taxes	28	37
Other liabilities	45	47
Total liabilities	2,865	2,891

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 and $325 aggregate liquidation preference as of 2019 and 2018, respectively)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 140,726,677 and 272,431,745 shares issued as of 2019 and 2018, respectively; 132,325,790 and 150,978,184 shares outstanding as of 2019 and 2018, respectively)	2	3
Treasury stock (at cost; 8,400,887 and 121,453,561 shares as of 2019 and 2018, respectively)	(460)	(4,981)
Additional paid-in capital	11,184	24,316
Accumulated other comprehensive income (loss)	3,331	607
Retained earnings (deficit):
Unappropriated	(4,649)	(11,732)
Total Voya Financial, Inc. shareholders' equity	9,408	8,213
Total liabilities and shareholders' equity	$12,273	$11,104

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Operations
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Net investment income	$39	$1	$33
Net realized capital gains (losses)	(1)	—	—
Other revenue	—	(5)	8
Total revenues	38	(4)	41

Expenses:
Interest expense	151	175	155
Other expenses	12	11	9
Total expenses	163	186	164
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(125)	(190)	(123)
Income tax expense (benefit)	(277)	—	113
Net income (loss) before equity in earnings (losses) of subsidiaries	152	(190)	(236)
Equity in earnings (losses) of subsidiaries, net of tax	(503)	1,065	(2,756)
Net income (loss) available to Voya Financial, Inc.	(351)	875	(2,992)
Less: Preferred stock dividends	28	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(379)	$875	$(2,992)

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Comprehensive Income
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income (loss) available to Voya Financial, Inc.	$(351)	$875	$(2,992)
Other comprehensive income (loss), after tax	2,381	(2,096)	810
Comprehensive income (loss) attributable to Voya Financial, Inc.	$2,030	$(1,221)	$(2,182)

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income (loss) available to Voya Financial, Inc.	$(351)	$875	$(2,992)
Adjustments to reconcile Net income (loss) available to Voya Financial, Inc. to Net cash used in operating activities:
Equity in (earnings) losses of subsidiaries	503	(1,065)	2,756
Dividends from subsidiaries	—	52	73
Deferred income tax expense (benefit)	(263)	25	131
Net realized capital losses	1	—	—
Share-based compensation	12	3	—
Change in:
Other receivables and asset accruals	(10)	40	32
Due from subsidiaries and affiliates	—	—	1
Due to subsidiaries and affiliates	3	—	1
Other payables and accruals	(24)	(3)	(18)
Other, net	19	46	(2)
Net cash used in operating activities	(110)	(27)	(18)

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of equity securities	156	34	25
Acquisition of:
Fixed maturities	(5)	—	—
Equity securities	(35)	(36)	(34)
Limited partnerships/corporations	(4)	—	—
Short-term investments, net	—	212	—
Issuance of intercompany loans with maturities more than three months	—	—	(34)
Maturity of intercompany loans issued to subsidiaries with maturities more than three months	—	—	34
Maturity (issuance) of short-term intercompany loans, net	(85)	111	87
Return of capital contributions and dividends from subsidiaries	1,064	1,155	1,020
Capital contributions to subsidiaries	(3)	(55)	(467)
Other, net	—	(13)	—
Net cash provided by investing activities	1,088	1,408	631

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc. Schedule II Condensed Financial Information of Parent Statements of Cash Flows (Continued) For the Years Ended December 31, 2019, 2018 and 2017 (In millions)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Financing Activities:
Proceeds from issuance of debt with maturities of more than three months	—	350	399
Repayment of debt with maturities of more than three months	(106)	(623)	(494)
Debt issuance costs	—	(6)	(3)
Net proceeds from (repayments of) short-term loans to subsidiaries	65	(414)	408
Proceeds from issuance of common stock, net	3	3	3
Proceeds from issuance of preferred stock, net	293	319	—
Share-based compensation	(22)	(14)	(8)
Common stock acquired - Share repurchase	(1,136)	(1,025)	(923)
Dividends paid on common stock	(44)	(6)	(8)
Dividends paid on preferred stock	(28)	—	—
Net cash used in financing activities	(975)	(1,416)	(626)
Net increase (decrease) in cash and cash equivalents	3	(35)	(13)
Cash and cash equivalents, beginning of period	209	244	257
Cash and cash equivalents, end of period	$212	$209	$244

Supplemental cash flow information:
Income taxes paid (received), net	$(128)	$1	$(154)
Interest paid	136	152	138

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

The following table summarizes the carrying value of Voya Financial, Inc.'s loans to subsidiaries for the periods indicated:

			As of December 31,
Subsidiaries	Rate	Maturity Date	2019	2018
Voya Alternative Asset Management LLC	0.02%	12/30/2019	$—	$2
Voya Custom Investments LLC	2.80%	01/30/2020	1	—
Voya Capital	2.60%	01/07/2020	9	4
Voya Investment Management, LLC	2.80%	01/24/2020	53	51
Voya Payroll Management, Inc.	2.53%	01/02/2020	7	6
Voya Holdings Inc.	2.68%	01/10/2020	30	—
Voya Holdings Inc.	2.78%	01/30/2020	57	—
Security Life of Denver International Limited	2.53%	01/02/2020	—	16
Voya Services Company	2.53%	01/02/2020	7	—
Total			$164	$79

Interest income earned on loans to subsidiaries was $6, $5 and $8 for the years ended December 31, 2019, 2018 and 2017, respectively. Interest income is included in Net investment income in the Condensed Statements of Operations.

3.    Financing Agreements

Debt Securities

The following table summarizes Voya Financial, Inc.'s short-term debt borrowings for the periods indicated:

	As of December 31,
	2019	2018
Intercompany financing - Subsidiaries	$69	$4
Total	$69	$4

Intercompany financing

Under the reciprocal loan agreements with subsidiaries, interest is charged at the prevailing market interest rate for similar third-party borrowings for securities.

As of December 31, 2019 and 2018, Voya Financial, Inc. was in compliance with its debt covenants.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

See Financing Agreements Note to these Consolidated Financial Statements for further information regarding long-term debt and the five-year maturities of long-term debt.

Credit Facilities

Voya Financial, Inc. uses credit facilities to provide collateral required primarily under its affiliated reinsurance transactions with captive insurance subsidiaries. As of December 31, 2019, unsecured and uncommitted credit facilities totaled $425, and unsecured and committed facilities totaled $4.5 billion. Voya Financial, Inc. additionally has $10 of secured facilities. Of the aggregate $5.0 billion capacity available, Voya Financial, Inc. utilized $3.8 billion in credit facilities outstanding as of December 31, 2019. Total fees associated with credit facilities in 2019, 2018 and 2017 totaled $32, $28 and $39, respectively.

Guarantees

In the normal course of business, Voya Financial, Inc. enters into indemnification agreements with financial institutions that issue surety bonds on behalf of Voya Financial, Inc. or its subsidiaries in connection with litigation matters.

Voya Financial, Inc. provides credit support to its Roaring River IV, LLC ("Roaring River IV") captive reinsurance subsidiary through a surplus maintenance agreement with a third-party bank in connection with a financing arrangement involving $565 of statutory reserves which matures December 31, 2028. The reimbursement agreement requires Voya Financial, Inc. to cause capital to be maintained in Roaring River IV Holding LLC, the intermediate holding company of Roaring River IV, and in Roaring River IV. These amounts will vary over time based on a percentage of Roaring River IV in force life insurance. Upon closing the transaction, we expect to unwind this financing arrangement, and this guarantee will therefore terminate.

In addition, Voya Financial, Inc. provides guarantees to certain of its subsidiaries to support various business requirements:

•
Under the Buyer Facility Agreement put into place by Hannover Re, Voya Financial, Inc. and SLDI have contingent reimbursement obligations and Voya Financial, Inc. has guarantee obligations, up to the full $2.9 billion principal amount of the note and one $600 letter of credit issued pursuant to the agreement, if SLD or SLDI were to direct the sale or liquidation of the note other than as permitted by the Buyer Facility Agreement, or fail to return reinsurance collateral (including the note) upon termination of the Buyer Facility Agreement or as otherwise required by the Buyer Facility Agreement. In addition, Voya Financial, Inc. has agreed to indemnify Hannover Re for any losses it incurs in the event that SLD or SLDI were to exercise offset rights unrelated to the Hannover Re block. We expect to restructure this guarantee arrangement in connection with the Individual Life Transaction.

•
Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of its subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent for the amount of the statutory reserves assumed by SLD. The current amount of reserves outstanding as of December 31, 2019 is $13. We expect to restructure this guarantee arrangement in connection with the Individual Life Transaction.

•
Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13 principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the "Equitable Notes"), and provides a back-to-back guarantee to ING Group in respect of its guarantee of $358 combined principal amount of Aetna Notes.

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

There were no assets or liabilities recognized by Voya Financial, Inc. as of December 31, 2019 and 2018 in relation to these intercompany indemnifications, guarantees or support agreements. As of December 31, 2019 and 2018, no circumstances existed in which Voya Financial, Inc. was required to currently perform under these arrangements.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

4.    Returns of Capital and Dividends

Voya Financial, Inc. received returns of capital and dividends from the following subsidiaries for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Voya Holdings Inc.(1)	$786	$708	$1,020
Security Life of Denver International Ltd	228	425	—
Security Life of Denver Insurance Company	—	52	73
Voya Financial Products Company, Inc.	—	12	—
Voya Services Company(2)	50	85	—
Total	$1,064	$1,282	$1,093
(1) The year ended December 31, 2018 included $70 of non-cash activities.
(2) The year ended December 31, 2018 included $5 of non-cash activities.

5.    Income Taxes

As of December 31, 2019 and 2018, Voya Financial, Inc. held deferred tax assets related to loss and credit carryforwards, some of which have not been realized by its subsidiaries but have been reimbursed to the subsidiaries by Voya Financial, Inc. pursuant to the intercompany tax sharing agreement. The total deferred tax assets were primarily comprised of federal net operating loss, state net operating loss and credit carryforwards.

Valuation allowances have been applied to these deferred tax assets as of December 31, 2019 and 2018. Character, amount and estimated expiration date of the carryforwards and the related allowances are disclosed in the Income Taxes Note to the Consolidated Financial Statements.

As of December 31, 2019 and 2018, Voya Financial, Inc. has recognized deferred tax assets of $816 and $553, respectively, primarily related to federal net operating loss carryforwards in 2018 and 2019.

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

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
As of December 31, 2019 and 2018
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Contract Owner Account Balances	Unearned Premiums(1)
2019
Retirement	$667	$34,008	$—
Investment Management	—	—	—
Employee Benefits	117	2,133	(1)
Corporate	1,442	14,727	—
Total	$2,226	$50,868	$(1)

2018
Retirement	$1,271	$34,064	$—
Investment Management	1	—	—
Employee Benefits	99	2,109	(1)
Corporate	1,602	14,597	—
Total	$2,973	$50,770	$(1)
(1) Represents unearned premiums associated with short-duration products of the Company's accident and health business.

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
Years Ended December 31, 2019, 2018 and 2017
(In millions)

Segment	Net Investment Income (1)(2)	Premiums and Fee Income (1)(2)	Interest Credited and Other Benefits to Contract Owners	Amortization of DAC and VOBA	Other Operating Expenses(1)(2)	Premiums Written (Excluding Life)
2019
Retirement	$2,029	$881	$1,067	$96	$1,373	$—
Investment Management	12	641	—	4	565	—
Employee Benefits	112	1,920	1,405	16	406	1,361
Corporate	639	800	1,278	83	402	—
Total	$2,792	$4,242	$3,750	$199	$2,746	$1,361
2018
Retirement	$1,971	$879	$908	$117	$1,284	$—
Investment Management	(27)	663	—	3	555	—
Employee Benefits	113	1,741	1,317	17	356	1,187
Corporate	612	831	1,301	96	411	—
Total	$2,669	$4,114	$3,526	$233	$2,606	$1,187
2017
Retirement	$1,918	$750	$1,043	$238	$1,140	$—
Investment Management	(33)	675	—	3	558	—
Employee Benefits	108	1,663	1,293	11	336	1,155
Corporate	648	898	1,322	101	528	—
Total	$2,641	$3,986	$3,658	$353	$2,562	$1,155
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

Voya Financial, Inc.
Schedule IV
Reinsurance
Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Gross	Ceded	Assumed	Net	Percentage of Assumed to Net
2019
Life insurance in force	$648,765	$245,164	$8,377	$411,978	2.0%

Premiums:
Life insurance	$1,246	$1,151	$826	$921	89.7%
Accident and health insurance	1,452	162	1	1,291	0.1%
Annuity contracts	61	—	—	61	—%
Total premiums	$2,759	$1,313	$827	$2,273	36.4%

2018
Life insurance in force	$686,814	$256,619	$9,034	$439,229	2.1%

Premiums:
Life insurance	$1,262	$1,288	$955	$929	102.8%
Accident and health insurance	1,275	138	1	1,138	0.1%
Annuity contracts	65	—	—	65	—%
Total premiums	$2,602	$1,426	$956	$2,132	44.8%

2017
Life insurance in force	$690,790	$258,456	$7,750	$440,084	1.8%

Premiums:
Life insurance	$1,271	$1,510	$1,151	$912	126.2%
Accident and health insurance	1,051	142	1	910	0.1%
Annuity contracts	275	—	—	275	—%
Total premiums	$2,597	$1,652	$1,152	$2,097	54.9%
*Less than $1.

Voya Financial, Inc.
Schedule V

Valuation and Qualifying Accounts
Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Balance at January 1,	Charged to Costs and Expenses		Write-offs/ Payments/ Other	Balance at December 31,
2019
Valuation allowance on deferred tax assets	$638	$(250)	(1)	$—	$388
Allowance for losses on commercial mortgage loans	2	(1)		—	1
2018
Valuation allowance on deferred tax assets	$653	$(15)		$—	$638
Allowance for losses on commercial mortgage loans	3	(1)		—	2
2017
Valuation allowance on deferred tax assets	$964	$(311)	(1)	$—	$653
Allowance for losses on commercial mortgage loans	3	—		—	3
(1) Refer to the Income Taxes Note to the accompanying Consolidated Financial Statements for more information.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 pertaining to financial reporting in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, Voya Financial, Inc. has maintained effective internal control over financial reporting as of December 31, 2019.

Attestation Report of the Company's Registered Public Accounting Firm

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued their attestation report on management's internal control over financial reporting which is set forth below.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Voya Financial, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Voya Financial, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Voya Financial, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Voya Financial, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedules and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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
February 21, 2020

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2019, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

(shares in millions)	2019 Omnibus Plan(2)		2014 Omnibus Plan	2013 Omnibus Plan
Authorized for issuance	11.8		17.8	7.7
Issued and reserved for issuance of outstanding:
RSUs	—	*	5.9	3.1
RSUs - Deal incentive awards	—		—	2.0
PSU awards (1)	—		4.4	2.3
Stock options	—		4.0	—
Shares available for issuance	11.8		3.5	0.3
*Less than 0.1
(1) PSUs awarded under the Omnibus Plans entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions.
(2) The 2019 Omnibus Plan provides for 11,700,000 shares of common stock to be available for issuance as equity-based compensation awards, subject to other provisions of the plan for replacement of shares and adjustments. Under the plan, if any award or any award outstanding as of May 23, 2019 that was granted under the Voya Financial, Inc. 2014 Omnibus Plan is forfeited, expires, terminates or lapses, then the shares will be available for grant under the 2019 Omnibus Plan.
The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference to the definitive Proxy Statement relating to the Company's 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

2.2*	Master Transaction Agreement by and between Voya Financial, Inc., and Resolution Life U.S. Holdings Inc. dated as of December 18, 2019
3.1
Amended and Restated Certificate of Incorporation of Voya Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-196883) filed on June 18, 2014)

3.2	Amended and Restated By -Laws of Voya Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)
3.3
Certificate of Designations with respect to the Series A Preferred Stock of the Company, dated September 12, 2018 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-35897 filed on September 12, 2018)

3.4
Certificate of Designations with respect to the Series B Preferred Stock of the Company, dated June 17, 2019 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-A (File No. 001-35897) filed June 17, 2019)

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

4.12*	Description of Securities of the Registrant
10.01
Warrant Agreement, dated as of May 7, 2013, among ING U.S., Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

Exhibit No.	Description of Exhibit
10.02
Amendment No. 1 to Warrant Agreement, dated as of May 22, 2017, among Voya Financial, Inc., ING Groep, N.V. and Computershare Inc. (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-3 (No. 333-218956) filed on June 23, 2017)

10.03
Amendment No. 2 to Warrant Agreement, dated as of November 10, 2017, among Voya Financial, ING Groep, N.V. and Computershare Inc. (incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 23, 2018)

10.04
Indenture, dated as of August 1, 1993, between Aetna Life and Casualty Company and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.05
First Indenture Supplement, dated as of August 1, 1996 between Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company) and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.06
Second Indenture Supplement, dated as of October 30, 2000, among Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company), Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.07
Third Indenture Supplement, dated as of December 13, 2000, among Aetna, Inc., ING Groep N.V. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.08
Indenture, dated as of July 1, 1996, among Aetna Life and Casualty Company, Aetna, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.09
First Indenture Supplement dated as of October 30, 2000 among Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company), Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.10
Second Indenture Supplement dated as of December 13, 2000, between Lion Connecticut Holdings, Inc. (as successor to Aetna, Inc., Aetna Services, Inc. and Aetna Life and Casualty Company) and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.11
Term Loan Agreement, dated as of April 20, 2012, among Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.12
Third Amended and Restated Revolving Credit Agreement dated as of November 2019, among Voya Financial, Inc., Bank of America N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 6, 2019)

10.13
Deposit Agreement, dated as of May 15, 2000 between the Federal Home Loan Bank of Topeka and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.14
Advance, Pledge and Security Agreement, dated as of August 30, 2004, by and between the Federal Home Loan Bank of Topeka and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.15
Amended and Restated Institutional Custody Agreement, dated as of May 12, 2004, by and between Security Life of Denver Insurance Company and the Federal Home Loan Bank of Topeka (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.16
Account Control Agreement, dated as of February 8, 2018, by and between Voya Retirement Insurance and Annuity Company, Federal Home Loan Bank of Boston, and The Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018 (File No. 001-35897) filed on May 2, 2018)

Exhibit No.	Description of Exhibit
10.17
Advances, Collateral Pledge and Security Agreement, dated as of February 8, 2018, by and between Voya Retirement Insurance and Annuity Company and the Federal Home Loan Bank of Boston (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018 (File No. 001-35897) filed on May 2, 2018)

10.18
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

10.29
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

10.31
Master Claim Agreement, dated April 17, 2012, between ING Groep N.V., ING America Insurance Holdings, Inc. and ING Insurance Eurasia N.V. (incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.32
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 5, 2013)

10.33
Employment Agreement, dated December 11, 2014, of Rodney O. Martin, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on December 16, 2014)

Exhibit No.	Description of Exhibit
10.34+
Amended Agreement with Rodney O. Martin, Jr., dated September 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on September 21, 2017)

10.35+
Amendment Agreement with Rodney O. Martin, Jr. dated September 27, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 1, 2018)

10.36+
ING Group Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.37+
Form of ING Group Grant of Deferred Shares (incorporated by reference to Exhibit 10.55 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.38+
ING Group Long-Term Equity Ownership Plan (incorporated by reference to Exhibit 10.56 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.39+
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

10.41+
ING Americas Supplemental Executive Retirement Plan (Amended/Restated December 2011) (incorporated by reference to Exhibit 10.59 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No.333-184847) filed on January 23, 2013)

10.42+
Amended and Restated Voya Retirement Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 22, 2019)

10.43*+	Voya Deferred Compensation Savings Plan, Amended and Restated Effective as of January 1, 2020
10.44+
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

10.49+	Form of Voya Financial, Inc. Severance Plan for Senior Managers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 5, 2016)
10.50+
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

10.54+	ING Directors’ Pension Scheme (incorporated by reference to Exhibit 10.72 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)
10.55+
Form of ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.79 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 16, 2013)

Exhibit No.	Description of Exhibit
10.56+
Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)

10.57*+	Form of Award Agreement under the Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan
10.58
Master Outsourcing Services Agreement between ING North America Insurance Corporation and Milliman, Inc. dated as of June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2014)

10.59+	Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)
10.60+	Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 9, 2019)
10.61+
Form of 2017 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 3, 2017)

10.62+
Form of Chief Executive Officer 2017 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 3, 2017)

10.63*+	Form of 2018 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan
10.64*+	Form of Chief Executive Officer 2018 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive plan
10.65
Hannover Re Buyer Facility Agreement Dated as of September 24, 2015 Among Security Life of Denver International Limited, Voya Financial, Inc., Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited and Hannover Rück SE (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 6, 2015)

10.66+	Offer Letter of Charles P. Nelson, dated April 7, 2015 (incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 25, 2016)
10.67+	Offer Letter of Christine Hurtsellers, dated September 24, 2004 (incorporated by reference to Exhibit 10.98 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 23, 2017)
10.68+
Promotion and Compensation Memorandum of Christine Hurtsellers, dated February 12, 2009 (incorporated by reference to Exhibit 10.99 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 23, 2017)

10.69**
Master Agreement for Outsourced Services between Voya Services Company and Cognizant Worldwide Limited dated as of July 31, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 1, 2017)

10.70*+	Offer Letter of Margaret Parent, dated July 18, 2016
21.1*	List of Subsidiaries of Voya Financial, Inc.
23.1*	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Michael S. Smith, Chief Financial Officer
32.1*	Section 1350 Certification of Rodney O. Martin, Chief Executive Officer
32.2*	Section 1350 Certification of Michael S. Smith, Chief Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

February 21, 2020	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
Michael S. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature below constitutes and appoints Rodney O. Martin, Jr., Michael S. Smith and Larry N. Port as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rodney O. Martin, Jr.	Chairman and Chief Executive Officer(Principal Executive Officer)	February 21, 2020
Rodney O. Martin, Jr.

/s/ Lynne Biggar	Director	February 21, 2020
Lynne Biggar

/s/ Jane P. Chwick	Director	February 21, 2020
Jane P. Chwick

/s/ Kathleen DeRose	Director	February 21, 2020
Kathleen DeRose

/s/ Ruth Ann M. Gillis	Director	February 21, 2020
Ruth Ann M. Gillis

/s/ J. Barry Griswell	Director	February 21, 2020
J. Barry Griswell

/s/ Byron H. Pollitt, Jr.	Director	February 21, 2020
Byron H. Pollitt, Jr.

/s/ Joseph V. Tripodi	Director	February 21, 2020
Joseph V. Tripodi

/s/ David Zwiener	Director	February 21, 2020
David Zwiener

/s/ Michael S. Smith	Chief Financial Officer (Principal Financial Officer)	February 21, 2020
Michael S. Smith

/s/ C. Landon Cobb, Jr.	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020
C. Landon Cobb, Jr.

