Form 10-Q
period 2020-03-31
Voya Financial, Inc.
filed 2020-05-06
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2020, 126,137,528 shares of Common Stock, 0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended March 31, 2020

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events and specifically the current COVID-19 pandemic event, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, (xi) changes in the policies of governments and/or regulatory authorities, and (xii) our ability to successfully manage the separation of the fixed and variable annuities businesses that we sold to VA Capital Company LLC on June 1, 2018, including the transition services on the expected timeline and economic terms and (xiii) our ability to successfully complete the Individual Life Transaction (as defined below) on the expected economic terms or at all. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" in the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-35897) (the "Annual Report on Form 10-K") and "Risk Factors" in this Quarterly Report on Form 10-Q.
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	March 31, 2020	December 31, 2019
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $35,955 as of 2020 and $35,836 as of 2019; allowance for credit losses of $7 as of 2020)	$37,584	$39,663
Fixed maturities, at fair value using the fair value option	2,855	2,707
Equity securities, at fair value (cost of $142 as of 2020 and $196 as of 2019)	176	196
Short-term investments	80	68
Mortgage loans on real estate, net of valuation allowance of $1 as of 2019	6,969	6,878
Less: Allowance for credit losses	22	—
Mortgage loans on real estate, net	6,947	6,878
Policy loans	763	776
Limited partnerships/corporations	1,343	1,290
Derivatives	875	316
Other investments	392	385
Securities pledged (amortized cost of $1,416 as of 2020 and $1,264 as of 2019)	1,555	1,408
Total investments	52,570	53,687
Cash and cash equivalents	1,033	1,181
Short-term investments under securities loan agreements, including collateral delivered	2,183	1,395
Accrued investment income	541	505
Premium receivable and reinsurance recoverable	3,744	3,732
Less: Allowance for credit losses on reinsurance recoverable	22	—
Premium receivable and reinsurance recoverable, net	3,722	3,732
Deferred policy acquisition costs and Value of business acquired	2,603	2,226
Deferred income taxes	1,769	1,458
Other assets	1,086	902
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,655	1,632
Cash and cash equivalents	52	68
Corporate loans, at fair value using the fair value option	432	513
Other assets	16	13
Assets held in separate accounts	68,937	81,670
Assets held for sale	19,133	20,069
Total assets	$155,732	$169,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	March 31, 2020	December 31, 2019
Liabilities and Shareholders' Equity:
Future policy benefits	$9,640	$9,945
Contract owner account balances	41,981	40,923
Payables under securities loan and repurchase agreements, including collateral held	2,065	1,373
Short-term debt	1	1
Long-term debt	3,042	3,042
Derivatives	1,068	403
Pension and other postretirement provisions	442	468
Current income taxes	30	27
Other liabilities	1,249	1,345
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	368	474
Other liabilities	672	652
Liabilities related to separate accounts	68,937	81,670
Liabilities held for sale	17,972	18,498
Total liabilities	147,467	158,821

Commitments and Contingencies (Note 13)

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2020 and 2019)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 142,899,061 and 140,726,677 shares issued as of 2020 and 2019, respectively; 126,127,821 and 132,325,790 shares outstanding as of 2020 and 2019, respectively)	2	2
Treasury stock (at cost; 16,771,240 and 8,400,887 shares as of 2020 and 2019, respectively)	(882)	(460)
Additional paid-in capital	11,232	11,184
Accumulated other comprehensive income (loss)	1,841	3,331
Retained earnings (deficit):
Unappropriated	(4,766)	(4,649)
Total Voya Financial, Inc. shareholders' equity	7,427	9,408
Noncontrolling interest	838	822
Total shareholders' equity	8,265	10,230
Total liabilities and shareholders' equity	$155,732	$169,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net investment income	$698	$658
Fee income	505	482
Premiums	608	575
Net realized capital gains (losses):
Total impairments	(20)	(26)
Other net realized capital gains (losses)	(213)	14
Total net realized capital gains (losses)	(233)	(12)
Other revenue	92	114
Income (loss) related to consolidated investment entities:
Net investment income	15	5
Total revenues	1,685	1,822
Benefits and expenses:
Policyholder benefits	596	645
Interest credited to contract owner account balances	286	289
Operating expenses	640	682
Net amortization of Deferred policy acquisition costs and Value of business acquired	76	57
Interest expense	40	42
Operating expenses related to consolidated investment entities:
Interest expense	3	5
Total benefits and expenses	1,641	1,720
Income (loss) from continuing operations before income taxes	44	102
Income tax expense (benefit)	(6)	9
Income (loss) from continuing operations	50	93
Income (loss) from discontinued operations, net of tax	(128)	(20)
Net income (loss)	(78)	73
Less: Net income (loss) attributable to noncontrolling interest	6	(1)
Net income (loss) available to Voya Financial, Inc.	(84)	74
Less: Preferred stock dividends	14	10
Net income (loss) available to Voya Financial, Inc.'s common shareholders	(98)	64

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.23	$0.57
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.75)	$0.44

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.22	$0.56
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.71)	$0.42

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(78)	$73
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(1,884)	1,284
Impairments	—	1
Pension and other postretirement benefits liability	(1)	(1)
Other comprehensive income (loss), before tax	(1,885)	1,284
Income tax expense (benefit) related to items of other comprehensive income (loss)	(395)	268
Other comprehensive income (loss), after tax	(1,490)	1,016
Comprehensive income (loss)	(1,568)	1,089
Less: Comprehensive income (loss) attributable to noncontrolling interest	6	(1)
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(1,574)	$1,090

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of January 1, 2020	$—	$2	$(460)	$11,184	$3,331	$(4,649)	$9,408	$822	$10,230
Adoption of ASU 2016-13	—	—	—	—	—	(33)	(33)	—	(33)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(84)	(84)	6	(78)
Other comprehensive income (loss), after tax	—	—	—	—	(1,490)	—	(1,490)	—	(1,490)
Total comprehensive income (loss)							(1,574)	6	(1,568)
Common stock issuance	—	—	—	2	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(406)	40	—	—	(366)	—	(366)
Dividends on preferred stock	—	—	—	(14)	—	—	(14)	—	(14)
Dividends on common stock	—	—	—	(20)	—	—	(20)	—	(20)
Share-based compensation	—	—	(16)	40	—	—	24	—	24
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	10	10
Balance as of March 31, 2020	$—	$2	$(882)	$11,232	$1,841	$(4,766)	$7,427	$838	$8,265

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2019 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of January 1, 2019	$—	$3	$(4,981)	$24,316	$607	$(11,732)	$8,213	$728	$8,941
Adoption of ASU 2018-02	—	—	—	—	343	(343)	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	74	74	(1)	73
Other comprehensive income (loss), after tax	—	—	—	—	1,016	—	1,016	—	1,016
Total comprehensive income (loss)							1,090	(1)	1,089
Common stock issuance	—	—	—	2	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(200)	(50)	—	—	(250)	—	(250)
Dividends on preferred stock	—	—	—	—	—	(10)	(10)	—	(10)
Dividends on common stock	—	—	—	(1)	—	—	(1)	—	(1)
Share-based compensation	—	—	(22)	43	—	—	21	—	21
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	14	14
Balance as of March 31, 2019	$—	$3	$(5,203)	$24,310	$1,966	$(12,011)	$9,065	$741	$9,806

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities - continuing operations	$(100)	$59
Net cash provided by operating activities - discontinued operations	24	72
Net cash (used in) provided by operating activities	(76)	131
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,185	2,078
Equity securities	2	9
Mortgage loans on real estate	144	307
Limited partnerships/corporations	71	37
Acquisition of:
Fixed maturities	(1,537)	(2,035)
Equity securities	(1)	(18)
Mortgage loans on real estate	(234)	(155)
Limited partnerships/corporations	(112)	(60)
Short-term investments, net	(12)	(9)
Derivatives, net	174	45
Sales from consolidated investment entities	63	57
Purchases within consolidated investment entities	(206)	(91)
Collateral (delivered) received, net	(96)	(107)
Other, net	(11)	(26)
Net cash (used in) provided by investing activities - discontinued operations	(241)	(76)
Net cash (used in) provided by investing activities	(811)	(44)
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,038	1,076
Maturities and withdrawals from investment contracts	(1,399)	(1,525)
Settlements on deposit contracts	(2)	(2)
Borrowings of consolidated investment entities	122	36
Repayments of borrowings of consolidated investment entities	(176)	—
Contributions from (distributions to) participants in consolidated investment entities, net	348	(25)
Proceeds from issuance of common stock, net	2	2
Share-based compensation	(14)	(15)
Common stock acquired - Share repurchase	(366)	(250)
Dividends paid on common stock	(20)	(1)
Dividends paid on preferred stock	(14)	(10)
Principal payments for financing leases	(5)	—
Net cash provided by financing activities - discontinued operations	213	122
Net cash provided by (used in) financing activities	727	(592)
Net (decrease) increase in cash and cash equivalents	(160)	(505)
Cash and cash equivalents, beginning of period	1,472	1,538
Cash and cash equivalents, end of period	1,312	1,033
Less: Cash and cash equivalents of discontinued operations, end of period	279	227
Cash and cash equivalents of continuing operations, end of period	$1,033	$806
Non-cash investing and financing activities:
Initial recognition of operating leases upon adoption of ASU 2016-02	$—	$146

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

On December 18, 2019, the Company entered into a Master Transaction Agreement (the “Resolution MTA”) with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US will acquire all of the shares of the capital stock of Security Life of Denver Insurance Company ("SLD") and Security Life of Denver International Limited ("SLDI"), including the capital stock of several subsidiaries of SLD and SLDI. The transaction is expected to close by September 30, 2020 and is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals. The assets and liabilities related to the businesses to be sold have been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and are reported separately for all periods presented. See the Business Held for Sale and Discontinued Operations Note to these Condensed Consolidated Financial Statements.

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

On June 1, 2018, the Company consummated a series of transactions (collectively, the " 2018 Transaction") pursuant to a Master Transaction Agreement with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"). As part of the Transaction, Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, acquired two of the Company's subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"), and VIAC and other Voya subsidiaries reinsured to Athene substantially all of their fixed and fixed indexed annuities business. In connection with the 2018 Transaction, VIAC and another Voya subsidiary engaged in a series of reinsurance arrangements pursuant to which Voya and its subsidiaries other than VIAC retained VIAC’s businesses other than variable annuities and fixed and fixed indexed annuities. The Transaction resulted in the disposition of substantially all of the Company's Closed Block Variable Annuity ("CBVA") and Annuities businesses.

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are unaudited. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The inputs into the Company's estimates

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

and assumptions consider the economic implications of COVID-19 on the Company's critical and significant accounting estimates. Those estimates are inherently subject to change and actual results could differ from those estimates, and the differences may be material to the Condensed Consolidated Financial Statements.

The Condensed Consolidated Financial Statements include the accounts of Voya Financial, Inc. and its subsidiaries, as well as other voting interest entities ("VOEs") and variable interest entities ("VIEs") in which the Company has a controlling financial interest. See the Consolidated Investment Entities Note to these Condensed Consolidated Financial Statements. Intercompany transactions and balances have been eliminated.

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2020, its results of operations, comprehensive income and changes in shareholders' equity for the three months ended March 31, 2020 and 2019, and its statements of cash flows for the three months ended March 31, 2020 and 2019, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

The December 31, 2019 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of the Condensed Consolidated financial statements including the implications of the COVID-19 pandemic. The Company is not aware of any material matters that could impact the Company's financial position, results of operations or cash flows or for which a disclosure is required.

Significant Accounting Policies

Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as amended ("ASU 2016-13"). The Company adopted ASU 2016-13 using the modified retrospective method for financial assets measured at amortized cost and the prospective method for available-for-sale debt securities as required by ASU 2016-13. As a result, the Company had changes to the following significant accounting policies:

•	Investments: Mortgage Loans on Real Estate;

•	Impairments; and

•	Reinsurance.

Comparative information has not been adjusted and continues to be reported under previously applicable U.S. GAAP. The Company’s accounting policies amended by the adoption of ASU 2016-13 are as follows:

Investments

Mortgage Loans on Real Estate: The Company's mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable is reported in Accrued investment income on the Condensed Consolidated Balance Sheets.

Mortgage loans are evaluated by the Company's investment professionals, including an appraisal of loan-specific performance, property characteristics and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. The Company's review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of debt type, capital market factors, and market vacancy rates, and loan-specific risk characteristics such as debt service coverage ratios (“DSCR”), loan-to-value (“LTV”), collateral size, seniority of the loan, segmentation, and property types.

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The change in the allowance for credit losses is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Loans are written off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously written-off and expected to be written-off.

Mortgages are rated for the purpose of quantifying the level of risk. Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due.

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow, number of days past due, or various other circumstances. Based on an assessment as to the collectability of the principal, a determination is made either to apply against the book value or apply according to the contractual terms of the loan. Funds recovered in excess of book value would then be applied to recover expenses, credit loss allowance, and then interest. Accrual of interest resumes after factors resulting in doubts about collectability have improved.

For those mortgages that are determined to require foreclosure, expected credit losses are based on the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. Property obtained from foreclosed mortgage loans is recorded in Other investments on the Condensed Consolidated Balance Sheets.

Impairments

The Company evaluates its available-for-sale investments quarterly to determine whether a decline in fair value below the amortized cost basis has resulted from credit loss or other factors. This evaluation process entails considerable judgment and estimation. Factors considered in this analysis include, but are not limited to, the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. A severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.

When assessing the Company's intent to sell a security, or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs. When the Company has determined it has the intent to sell, or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis, and the fair value has declined below amortized cost ("intent impairment"), the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations as Impairments.

For available-for-sale securities that do not meet the intent impairment criteria but the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in Other comprehensive income (loss).

The Company uses the following methodology and significant inputs in determining whether a credit loss exists:

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

Changes in the allowance for credit losses are recorded in Net realized capital gains (losses) as Impairments in the Condensed Consolidated Statements of Operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses.

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

Reinsurance recoverable balances are reported net of the allowance for credit losses in the Company’s Condensed Consolidated Balance Sheets. Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of capital market factors, counterparty financial information and ratings, and reinsurance agreement-specific risk characteristics such as collateral type, collateral size, and covenant strength.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The allowance for credit losses is a valuation account that is deducted from the reinsurance recoverable balance to present the net amount expected to be collected on the reinsurance recoverable. The change in the allowance for credit losses is recorded in Policyholder benefits in the Condensed Consolidated Statements of Operations.

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
		January 1, 2020 using the prospective method.	Adoption of the ASU did not have a material impact on the Company's financial condition, results of operations, or cash flows.
ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement	This standard, issued in August 2018, simplifies certain disclosure requirements for fair value measurement.	January 1, 2020 using the transition method prescribed for each applicable provision.
Adoption of this ASU had no effect on the Company's financial condition, results of operations, or cash flows. The adoption resulted in various disclosure changes that have been included in Note 5, Fair Value Measurements.

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

In addition, the FASB issued various amendments during 2018, 2019, and 2020 to clarify the provisions of ASU 2016-13.
January 1, 2020, using the modified retrospective method for financial assets measured at amortized cost and the prospective method for available-for-sale debt securities.
The Company recorded a $33 decrease, net of tax, to Unappropriated retained earnings as of a January 1, 2020 for the cumulative effect of adopting ASU 2016-13. The combined transition adjustment for continuing and discontinued operations includes recognition of an allowance for credit losses of $19 related to mortgage loans and $28 related to reinsurance recoverables, net of the effect of Deferred policy acquisition costs and Value of business acquired of $5 and deferred income taxes of $9.

The provisions that required prospective adoption had no effect on the Company's financial condition, results of operations, or cash flows.

In addition, disclosures have been updated to reflect accounting policy changes made as a result of the implementation of ASU 2016-13. (See the Significant Accounting Policies section.)

Comparative information has not been adjusted and continues to be reported under previously applicable U.S. GAAP.

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
ASU 2020-04, Reference Rate Reform
This standard, issued in March 2020, provides temporary optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.
The amendments are effective as of March 12, 2020, the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022.
The Company expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04; however, the Company is still evaluating the guidance, and therefore, the impact of the adoption of ASU 2020-04 on the Company’s financial condition and results of operations has not yet been determined.

ASU 2019-12, Simplifying the Accounting for Income Taxes
This standard, issued in December 2019, simplifies the accounting for income taxes by eliminating certain exceptions to the general principles and simplifying several aspects of ASC 740, Income taxes, including requirements related to the following:
• The intraperiod tax allocation exception to the incremental approach,
• The tax basis step-up in goodwill obtained in a transaction that is not a business combination,
• Hybrid tax regimes,
• Ownership changes in investments - changes from a subsidiary to an equity method investment,
• Separate financial statements of entities not subject to tax,
• Interim-period accounting for enacted changes in tax law, and
• The year-to-date loss limitation in interim-period tax accounting.

January 1, 2021 with early adoption permitted. Early adoption in an interim period must reflect any adjustments as of the beginning of the annual period. Initial adoption of ASU 2019-12 is required to be reported on a prospective basis, except for certain provisions that are required to be applied retrospectively or modified retrospectively.
The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2019-12.
ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans	This standard, issued in August 2018, eliminates certain disclosure requirements that are no longer considered cost beneficial and requires new disclosures that are considered relevant.	December 31, 2020 with early adoption permitted. Initial adoption of ASU 2018-14 is required to be reported on a retrospective basis for all periods presented.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-14.

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

The following table presents summary information related to income (loss) from discontinued operations for the periods presented:

	Three Months Ended March 31,
	2020	2019
Income (loss) from discontinued operations, net of tax
Individual Life Transaction	$(128)	$59
2018 Transaction	—	(79)
Total	$(128)	$(20)

The Individual Life Transaction

Sale of legal entities

Pursuant to the Company executing the Resolution MTA and upon closing of the Individual Life Transaction, the Company will sell five of its legal subsidiaries, SLD, SLDI, Roaring River II ("RRII"), Midwestern United Life Insurance Company ("MUL") and Voya American Equities, Inc. ("VAE") to Resolution Life. US. Resolution Life US is an insurance holding company newly formed by Resolution Life Group Holdings, L.P., a Bermuda-based limited partnership (“RLGH”). The Individual Life Transaction is expected to close by September 30, 2020 and is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals.

The purchase price in the transaction is approximately $1.25 billion, with an adjustment based on the adjusted capital and surplus of SLD, SLDI and RRII at closing. The purchase price includes cash consideration of approximately $902, a $225 equity interest in RLGH, and $123 principal amount in surplus notes issued by SLD that will be retained by the Company under modified terms. The receivable for the surplus notes and SLD's corresponding liability outstanding as of March 31, 2020 and December 31, 2019 are included in Other investments and Liabilities held for sale, respectively, on the Company's Condensed Consolidated Balance Sheets. In the summary of major categories of assets and liabilities held for sale below, SLD's corresponding liability for the surplus notes is included in Notes payable.

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

The results of discontinued operations are reported in "Income (loss) from discontinued operations, net of tax" in the accompanying Condensed Consolidated Statements of Operations for all periods presented. As of December 31, 2019, the Company recorded an estimated loss on sale, net of tax of $1,108 to write down the carrying value of the businesses held for sale to estimated fair value, which is based on the estimated sales price of the Individual Life Transaction as of December 31, 2019, less cost to sell and other adjustments in accordance with the Resolution MTA. In addition, the Company is required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Individual Life Transaction. As such, Income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2020 includes an additional estimated loss on sale of $163, net of tax. The estimated loss on sale, net of tax as of March 31, 2020 of $1,271 represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell. Additionally, the estimated loss on sale is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the major categories of assets and liabilities classified as held for sale related to the Individual Life Transaction in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$11,097	$11,483
Fixed maturities, at fair value using the fair value option	747	752
Mortgage loans on real estate, net of allowance for credit losses of $3 as of 2020	1,306	1,319
Policy loans	1,006	1,005
Derivatives	148	304
Other investments(1)	423	430
Securities pledged	209	235
Total investments	14,936	15,528
Cash and cash equivalents	279	291
Short-term investments under securities loan agreements, including collateral delivered	191	216
Premium receivable and reinsurance recoverable, net allowance for credit losses of $13 as of 2020	3,102	3,101
Deferred policy acquisition costs and Value of business acquired	771	607
Current income taxes	136	136
Deferred income taxes	(664)	(757)
Other assets(2)	441	570
Assets held in separate accounts	1,212	1,485
Write-down of businesses held for sale to fair value less cost to sell	(1,271)	(1,108)
Total assets held for sale	$19,133	$20,069

Liabilities:
Future policy benefits and contract owner account balances	$15,389	$15,472
Payables under securities loan and repurchase agreements, including collateral held	265	428
Derivatives	58	77
Notes payable	252	252
Other liabilities	796	784
Liabilities related to separate accounts	1,212	1,485
Total liabilities held for sale	$17,972	$18,498
(1) Includes Other investments, Equity securities, Limited Partnerships/corporations and Short-term investments.
(2) Includes Other assets and Accrued investment income.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Revenues:
Net investment income	$169	$157
Fee income	174	187
Premiums	7	7
Total net realized capital gains (losses)	(26)	29
Other revenue	(2)	—
Total revenues	322	380
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	238	251
Operating expenses	26	24
Net amortization of Deferred policy acquisition costs and Value of business acquired	12	29
Interest expense	2	2
Total benefits and expenses	278	306
Income (loss) from discontinued operations before income taxes	44	74
Income tax expense (benefit)	9	15
Loss on sale, net of tax	(163)	—
Income (loss) from discontinued operations, net of tax	$(128)	$59

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

The Company is required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Individual Life Transaction. Changes in the estimated loss on sale that occur prior to closing of the Individual Life Transaction will be reported as an adjustment to Income (loss) from discontinued operations, net of tax, in future quarters prior to closing.

Reinsurance

Concurrently with the sale, SLD will enter into reinsurance agreements with Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York ("RLNY"), and Voya Retirement Insurance and Annuity Company ("VRIAC"), each of which is a direct or indirect wholly owned subsidiary of the Company. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of the Company. The Company currently expects that these reinsurance transactions will be carried out on a coinsurance basis, with SLD’s reinsurance obligations collateralized in one of three ways: 1) invested assets placed in a comfort trust; 2) funds withheld basis with invested assets remaining on the respective subsidiaries of the Company; or 3) some combination of these two collateralization structures. Based on values as of March 31, 2020, U.S GAAP reserves to be ceded under the Individual Life Transaction (defined below) are expected to be approximately $11.0 billion and are subject to change until closing. The reinsurance agreements along with the sale of the legal entities noted

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

above will result in the disposition of substantially all of the Company's life insurance and legacy non-retirement annuity businesses. The revenues and net results of the Individual Life and Annuities businesses that will be disposed of via reinsurance are reported in businesses exited or to be exited through reinsurance or divestment which is an adjustment to the Company's U.S. GAAP revenues and earnings measures to calculate Adjusted operating revenues and Adjusted operating earnings before income taxes, respectively. In connection with the reinsurance agreements mentioned above, the Company may incur charges associated with the termination or recapture of existing reinsurance arrangements with its reinsurers.

The 2018 Transaction

The Company has determined that the CBVA and Annuities businesses disposed of in the 2018 Transaction disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to these Condensed Consolidated Financial Statements meet the criteria to be classified as discontinued operations and that the sale represents a strategic shift that has a major effect on the Company’s operations.  Accordingly, the results of operations of the businesses sold have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented.

Income (loss) from discontinued operations for the three months ended March 31, 2019 included an additional loss on sale of $79 related to purchase price true-up amounts with VA Capital which was settled during the second quarter of 2019.

Upon execution of the Individual Life Transaction including the reinsurance arrangements disclosed in the Individual Life Transaction section above, the Company will continue to hold an insignificant number of Individual Life, Annuities and CBVA policies. These policies are referred to in this Quarterly Report on Form 10-Q as "Residual Runoff Business".

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2020:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$1,076	$519	$—	$—	$1,595	$—
U.S. Government agencies and authorities	73	27	—	—	100	—
State, municipalities and political subdivisions	1,213	105	3	—	1,315	—
U.S. corporate public securities	12,721	1,537	302	—	13,956	—
U.S. corporate private securities	5,519	254	130	—	5,643	—
Foreign corporate public securities and foreign governments(1)	3,875	251	120	—	4,006	—
Foreign corporate private securities(1)	4,522	87	189	—	4,416	4
Residential mortgage-backed securities	5,515	227	162	27	5,607	—
Commercial mortgage-backed securities	3,629	186	330	—	3,484	1
Other asset-backed securities	2,083	9	218	—	1,872	2
Total fixed maturities, including securities pledged	40,226	3,202	1,454	27	41,994	7
Less: Securities pledged	1,416	201	62	—	1,555	—
Total fixed maturities	$38,810	$3,001	$1,392	$27	$40,439	$7
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2020, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,224	$1,227
After one year through five years	5,035	5,019
After five years through ten years	7,998	8,117
After ten years	14,742	16,668
Mortgage-backed securities	9,144	9,091
Other asset-backed securities	2,083	1,872
Fixed maturities, including securities pledged	$40,226	$41,994

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of March 31, 2020 and December 31, 2019, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2020
Communications	$1,653	$227	$6	$1,874
Financial	4,013	365	46	4,332
Industrial and other companies	11,511	973	248	12,236
Energy	2,692	103	294	2,501
Utilities	4,921	358	77	5,202
Transportation	1,209	63	49	1,223
Total	$25,999	$2,089	$720	$27,368

December 31, 2019
Communications	$1,694	$295	$—	$1,989
Financial	4,067	535	1	4,601
Industrial and other companies	11,669	1,274	16	12,927
Energy	2,819	368	27	3,160
Utilities	4,895	561	1	5,455
Transportation	1,206	116	2	1,320
Total	$26,350	$3,149	$47	$29,452

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2020 and December 31, 2019, approximately 44.7% and 43.4%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

As of March 31, 2020 and December 31, 2019, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of March 31, 2020, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transaction was $72 and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets. As of December 31, 2019, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transaction was $66. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of March 31, 2020 and December 31, 2019, the fair value of loaned securities was $1,273 and $1,159, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2020 and December 31, 2019, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $1,179 and $1,055, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, liabilities to return collateral of $1,179 and $1,055, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2020 and December 31, 2019, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $126 and $146, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	March 31, 2020 (1)(2)	December 31, 2019 (1)(2)
U.S. Treasuries	$204	$213
U.S. Government agencies and authorities	50	15
U.S. corporate public securities	729	684
Foreign corporate public securities and foreign governments	322	289
Payables under securities loan agreements	$1,305	$1,201
(1)As of March 31, 2020 and December 31, 2019, borrowings under securities lending transactions include cash collateral of $1,179 and $1,055, respectively.
(2)As of March 31, 2020 and December 31, 2019, borrowings under securities lending transactions include non-cash collateral of $126 and $146, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

Three Months Ended March 31, 2020
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	—	1	4	2	7
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Balance as of March 31	$—	$1	$4	$2	$7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of the date indicated:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
March 31, 2020
State, municipalities and political subdivisions	$66	$3	22	$1	$—	1	$67	$3	23
U.S. corporate public securities	2,350	288	452	30	14	8	2,380	302	460
U.S. corporate private securities	1,362	89	110	116	41	11	1,478	130	121
Foreign corporate public securities and foreign governments	1,078	112	224	37	8	8	1,115	120	232
Foreign corporate private securities	2,100	178	144	52	11	6	2,152	189	150
Residential mortgage-backed	1,870	145	357	130	17	77	2,000	162	434
Commercial mortgage-backed	1,836	330	307	—	—	—	1,836	330	307
Other asset-backed	1,217	148	283	336	70	116	1,553	218	399
Total	$11,879	$1,293	1,899	$702	$161	227	$12,581	$1,454	2,126

The Company concluded that an allowance for credit losses was unnecessary for these securities because the unrealized losses are interest rate related.

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

*Less than $1.

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of March 31, 2020. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
See the Business, Basis of Presentation and Significant Accounting Policies Note these Condensed Consolidated Financial Statements for the policy used to evaluate whether the investments are impaired.

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $1,363 from $91 to $1,454 for the three months ended March 31, 2020. The increase in gross unrealized capital losses was primarily due to non-credit related market factors.

At March 31, 2020, $9 of the total $1,454 of gross unrealized losses were from 5 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

Evaluating Securities for Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2020		2019
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$19	2	$—		—
Foreign corporate private securities(1)	—	—	25		3
Residential mortgage-backed	1	8	—	*	15
Commercial mortgage-backed	—	1	—		—
Other asset-backed	—	—	1		2
Total	$20	11	$26		20
Credit Impairments	$—		$26
Intent Impairments	$20		$—
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three months ended March 31, 2020, the Company did not have any new commercial mortgage loan or new private placement troubled debt restructuring. For the three months ended March 31, 2019, the Company did not have any new commercial mortgage loans and had one new private placement troubled debt restructuring with a pre-modification cost basis of $107 and a post-modification carrying value of $81.

For the three months ended March 31, 2020 and March 31, 2019, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate. Subsequently, the Company continuously evaluates mortgage loans based on relevant current information including a review of loan-specific performance, property characteristics and market trends. Loan performance is monitored on a loan specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt. The components to evaluate debt service coverage are received and reviewed at least annually to determine the level of risk.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of March 31, 2020 and December 31, 2019, respectively.

	As of March 31, 2020
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$55	$144	$28	$—	$—	$227
2019	389	208	99	15	—	711
2018	206	168	97	—	—	471
2017	699	434	18	—	—	1,151
2016	630	321	15	—	—	966
2015	610	189	—	—	—	799
2014 and prior	1,913	700	31	—	—	2,644
Total	$4,502	$2,164	$288	$15	$—	$6,969

	As of December 31, 2019
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$—	$—	$—	$—	$—	$—
2019	121	138	227	211	26	723
2018	11	141	188	159	14	513
2017	153	283	697	12	15	1,160
2016	122	221	579	50	—	972
2015	39	502	248	15	—	804
2014 and prior	241	438	1,771	256	1	2,707
Total	$687	$1,723	$3,710	$703	$56	$6,879

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of March 31, 2020 and December 31, 2019, respectively.

	As of March 31, 2020
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$167	$35	$25	$—	$—	$227
2019	540	106	65	—	—	711
2018	319	13	98	41	—	471
2017	623	272	176	80	—	1,151
2016	864	68	30	4	—	966
2015	744	49	6	—	—	799
2014 and prior	2,232	218	123	71	—	2,644
Total	$5,489	$761	$523	$196	$—	$6,969

	As of December 31, 2019
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$—	$—	$—	$—	$—	$—
2019	493	165	66	—	—	724
2018	351	13	88	61	—	513
2017	608	292	167	93	—	1,160
2016	873	63	31	4	—	971
2015	743	50	6	6	—	805
2014 and prior	2,265	210	139	92	—	2,706
Total	$5,333	$793	$497	$256	$—	$6,879

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of March 31, 2020 and December 31, 2019, respectively.

	As of March 31, 2020
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$32	$124	$17	$23	$15	$8	$—	$—	$8	$227
2019	99	201	20	189	68	64	18	14	38	711
2018	106	156	72	47	60	16	—	14	—	471
2017	176	127	458	170	106	63	6	45	—	1,151
2016	276	180	191	46	106	119	14	28	6	966
2015	223	217	171	42	54	68	12	12	—	799
2014 and prior	718	541	386	212	272	237	66	167	45	2,644
Total	$1,630	$1,546	$1,315	$729	$681	$575	$116	$280	$97	$6,969

	As of December 31, 2019
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2019	100	200	35	187	67	63	18	15	37	722
2018	106	182	73	47	60	16	—	14	15	513
2017	177	128	464	171	107	63	6	45	—	1,161
2016	277	181	193	47	107	119	14	28	6	972
2015	226	218	171	43	54	68	12	12	—	804
2014 and prior	741	553	390	224	275	242	67	169	46	2,707
Total	$1,627	$1,462	$1,326	$719	$670	$571	$117	$283	$104	$6,879

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of March 31, 2020 and December 31, 2019, respectively.

	As of March 31, 2020
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$49	$9	$116	$53	$—	$—	$—	$227
2019	55	130	388	105	33	—	—	711
2018	78	121	206	26	4	36	—	471
2017	141	550	267	189	4	—	—	1,151
2016	178	309	262	192	10	9	6	966
2015	198	283	131	89	30	68	—	799
2014 and prior	1,194	223	485	371	107	208	56	2,644
Total	$1,893	$1,625	$1,855	$1,025	$188	$321	$62	$6,969

	As of December 31, 2019
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$—	$—	$—	$—	$—	$—	$—	$—
2019	55	130	400	105	32	—	—	722
2018	83	122	221	46	4	36	—	512
2017	142	557	268	190	4	—	—	1,161
2016	179	312	263	192	10	10	6	972
2015	198	285	133	90	30	69	—	805
2014 and prior	1,216	230	512	376	108	209	56	2,707
Total	$1,873	$1,636	$1,797	$999	$188	$324	$62	$6,879

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

March 31, 2020
Allowance for credit losses, balance at January 1	$16
Credit losses on mortgage loans for which credit losses were not previously recorded	1
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—
Increase (decrease) on mortgage loans with allowance recorded in previous period	5
Provision for expected credit losses	22
Writeoffs	—
Recoveries of amounts previously written off	—
Allowance for credit losses, end of period	$22

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents past due commercial mortgage loans as of the dates indicated:

	March 31, 2020	December 31, 2019
Delinquency:
Current	$6,969	$6,879
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$6,969	$6,879

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of March 31, 2020 and December 31, 2019, the Company had no commercial mortgage loans in non-accrual status. There was no interest income recognized on loans in non-accrual status for the three months ended March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company had no commercial mortgage loans that were over 90 days or more past due but are not on non-accrual status. The Company had no commercial mortgage loans on non-accrual status for which there is no related allowance for credit losses as of March 31, 2020.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Fixed maturities	$571	$555
Equity securities	3	3
Mortgage loans on real estate	74	79
Policy loans	11	11
Short-term investments and cash equivalents	2	4
Other	55	23
Gross investment income	716	675
Less: investment expenses	18	17
Net investment income	$698	$658

As of March 31, 2020 and December 31, 2019, the Company had $5 and $1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

instruments, except for effective cash flow hedges. Net realized capital gains (losses) also include changes in fair value of equity securities. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Fixed maturities, available-for-sale, including securities pledged	$(36)	$(23)
Fixed maturities, at fair value option	33	67
Equity securities	(10)	5
Derivatives	(30)	(64)
Embedded derivatives - fixed maturities	8	1
Guaranteed benefit derivatives	(193)	5
Mortgage Loans	(5)	—
Other investments	—	(3)
Net realized capital gains (losses)	$(233)	$(12)

For the three months ended March 31, 2020 and 2019, the change in the fair value of equity securities still held as of March 31, 2020 and 2019 was $(10) and $5, respectively.

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Proceeds on sales	$467	$1,589
Gross gains	11	22
Gross losses	20	24

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

Total return swaps: The Company uses total return swaps as a hedge against a decrease in variable annuity account values, which are invested in certain indices. Total return swaps are also used as a hedge of other corporate liabilities. Using total return swaps, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of assets or a market index and the London Interbank Offered Rates ("LIBOR") rate, calculated by reference to an agreed upon notional principal amount. No cash is exchanged at the onset of the contracts. Cash is paid and received over the life of the contract based upon the terms of the swaps. The Company utilizes these contracts in non-qualifying hedging relationships.

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

Options: The Company uses equity options to hedge against an increase in various equity indices. Such increases may result in increased payments to the holders of the fixed-index annuity ("FIA") and indexed universal life ("IUL") contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

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

	March 31, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$30	$—	$—	$30	$—	$—
Foreign exchange contracts	772	83	—	771	12	21
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	26,856	783	1,038	25,027	294	371
Foreign exchange contracts	151	5	—	92	—	1
Equity contracts	446	4	28	400	10	8
Credit contracts	235	—	2	237	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	27	—	N/A	19	—
Within products	N/A	—	227	N/A	—	60
Within reinsurance agreements	N/A	—	52	N/A	—	100
Managed custody guarantees	N/A	—	26	N/A	—	—
Total		$902	$1,373		$335	$563
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives for businesses held for sale were as follows as of the dates indicated:

	March 31, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$1	$—	$—	$1	$—	$—
Foreign exchange contracts	19	4	—	19	1	1
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	2,212	50	55	2,227	49	56
Foreign exchange contracts	31	1	—	18	—	—
Equity contracts	1,821	93	3	1,753	254	20
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	11	—	N/A	8	—
Within products	N/A	—	82	N/A	—	217
Within reinsurance agreements	N/A	—	58	N/A	—	75
Total		$159	$198		$312	$369
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2020 and December 31, 2019. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts for continuing operations and businesses held for sale are presented in the tables below as of the dates indicated:

	March 31, 2020
Continuing operations:(1)
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$235	$—	$2
Equity contracts	290	3	28
Foreign exchange contracts	923	88	—
Interest rate contracts	25,368	782	1,037
		873	1,067
Counterparty netting(2)		(715)	(715)
Cash collateral netting(2)		(151)	(351)
Securities collateral netting(2)		(5)	—
Net receivables/payables		$2	$1
(1) Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction,
(2) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	March 31, 2020
Businesses held for sale:
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$—	$—	$—
Equity contracts	1,821	93	3
Foreign exchange contracts	50	5	—
Interest rate contracts	2,213	50	55
		148	58
Counterparty netting(1)		(56)	(56)
Cash collateral netting(1)		(73)	(2)
Securities collateral netting(1)		(9)	—
Net receivables/payables		$10	$—
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

Continuing operations: As of March 31, 2020, the Company held $106 and pledged $292 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2019, the Company held $9 and $82 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2020, the Company delivered $210 of securities and held $7 of securities as collateral. As of December 31, 2019, the Company delivered $183 of securities and held no securities as collateral.

Businesses held for sale: As of March 31, 2020, the Company held $75 and pledged $1 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2019, the Company held $213 and no net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2020, the Company delivered $2 of securities and held $9 of securities as collateral. As of December 31, 2019, the Company delivered $2 of securities and held $18 of securities as collateral.

The location and effect of derivatives qualifying for hedge accounting from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the period indicated:

	Three Months Ended March 31,
	2020		2019
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income	Net investment income	Net investment income
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$2	$92	$1	$(9)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3	—	3

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Three Months Ended March 31,
	2020		2019
	Net Investment Income	Other net realized capital gains/(losses)	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$698	$(213)	$658	$14
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	—	3	—

The location and effect of derivatives not designated as hedging instruments from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2020	2019
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(37)	$(52)
Foreign exchange contracts	Other net realized capital gains (losses)	7	2
Equity contracts	Other net realized capital gains (losses)	—	(16)
Credit contracts	Other net realized capital gains (losses)	2	3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	8	1
Within products	Other net realized capital gains (losses)	(167)	4
Within reinsurance agreements	Policyholder benefits	65	(59)
Managed custody guarantees	Other net realized capital gains (losses)	(26)	—
Total		$(148)	$(117)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments from discontinued operations on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2020	2019
Derivatives: Non-qualifying for hedge accounting
Foreign exchange contracts	Income (loss) from discontinued operations, net of tax	1	—
Equity contracts	Income (loss) from discontinued operations, net of tax	(153)	63
Credit contracts	Income (loss) from discontinued operations, net of tax	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Income (loss) from discontinued operations, net of tax	2	—
Within products	Income (loss) from discontinued operations, net of tax	145	(62)
Total		$(5)	$2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, measured at fair value on a recurring basis as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,253	$342	$—	$1,595
U.S. Government agencies and authorities	—	100	—	100
State, municipalities and political subdivisions	—	1,315	—	1,315
U.S. corporate public securities	—	13,890	66	13,956
U.S. corporate private securities	—	4,352	1,291	5,643
Foreign corporate public securities and foreign governments(1)	—	4,002	4	4,006
Foreign corporate private securities(1)	—	4,139	277	4,416
Residential mortgage-backed securities	—	5,577	30	5,607
Commercial mortgage-backed securities	—	3,484	—	3,484
Other asset-backed securities	—	1,785	87	1,872
Total fixed maturities, including securities pledged	1,253	38,986	1,755	41,994
Equity securities	57	—	119	176
Derivatives:
Interest rate contracts	36	697	50	783
Foreign exchange contracts	—	88	—	88
Equity contracts	2	2	—	4
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,263	33	—	3,296
Assets held in separate accounts	61,851	6,945	141	68,937
Total assets	$66,462	$46,751	$2,065	$115,278
Percentage of Level to total	58%	40%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives(2)	—	—	253	253
Other derivatives:
Interest rate contracts	2	986	50	1,038
Equity contracts	—	28	—	28
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	52	—	52
Total liabilities	$2	$1,068	$303	$1,373
(1) Primarily U.S. dollar denominated.
(2)Includes GMWBL, GMWB,FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities related to businesses held for sale measured at fair value on a recurring basis as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$534	$384	$—	$918
U.S. Government agencies and authorities	—	173	—	173
State, municipalities and political subdivisions	—	438	—	438
U.S. corporate public securities	—	5,612	34	5,646
U.S. corporate private securities	—	580	288	868
Foreign corporate public securities and foreign governments(1)	—	1,362	3	1,365
Foreign corporate private securities(1)	—	463	68	531
Residential mortgage-backed securities	—	585	—	585
Commercial mortgage-backed securities	—	983	—	983
Other asset-backed securities	—	538	7	545
Total fixed maturities, including securities pledged	534	11,118	400	12,052
Equity securities	2	—	30	32
Derivatives:
Interest rate contracts	—	1	49	50
Foreign exchange contracts	—	5	—	5
Equity contracts	—	10	83	93
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—
Assets held in separate accounts	—	—	—	—
Total assets	$536	$11,134	$562	$12,232
Percentage of Level to total	4%	91%	5%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives - IUL	—	—	82	82
Other derivatives:
Interest rate contracts	—	5	50	55
Equity contracts	—	3	—	3
Credit contracts	—	—	—	—
Embedded derivative on reinsurance	—	58	—	58
Total liabilities	$—	$66	$132	$198
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

	Three Months Ended March 31, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$74	$—	$—	$—	$—	$—	$(3)	$—	$(5)	$66	$—	$—
U.S. corporate private securities	1,457	1	(74)	46	—	(3)	(82)	—	(54)	1,291	—	(74)
Foreign corporate public securities and foreign governments(1)	—	—	—	4	—	—	—	—	—	4	—	—
Foreign corporate private securities(1)	328	(3)	(51)	3	—	(4)	—	10	(6)	277	—	(51)
Residential mortgage-backed securities	23	(2)	—	17	—	—	—	—	(8)	30	(2)	—
Other asset-backed securities	78	—	—	10	—	—	(1)	—	—	87	—	—
Total fixed maturities, including securities pledged	1,960	(4)	(125)	80	—	(7)	(86)	10	(73)	1,755	(2)	(125)
Equity securities	128	(9)	—	—	—	—	—	—	—	119	(9)	—
Derivatives:
Guaranteed benefit derivatives(2)(5)	(60)	(193)	—	—	—	—	—	—	—	(253)	—	—
Assets held in separate accounts(4)	116	(3)	—	47	—	(1)	—	—	(18)	141	—	—
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
(3) For financial instruments still held as of March 31 amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities related to businesses held for sale and transfers in and out of Level 3 for the period indicated:

	Three Months Ended March 31, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$32	$—	$2	$1	$—	$—	$(1)	$—	$—	$34	$—	$2
U.S. corporate private securities	316	—	(17)	9	—	—	(10)	—	(10)	288	—	(17)
Foreign corporate public securities and foreign governments(1)	7	—	(4)	—	—	—	—	—	—	3	—	(4)
Foreign corporate private securities(1)	80	—	(13)	1	—	—	—	—	—	68	—	(13)
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	6	—	—	2	—	—	(1)	—	—	7	—	—
Total fixed maturities, including securities pledged	441	—	(32)	13	—	—	(12)	—	(10)	400	—	(32)
Equity securities	33	(3)	—	—	—	—	—	—	—	30	(3)	—
Derivatives:
Guaranteed benefit derivatives - IUL(2)	(217)	145	—	—	(16)	—	7	—	—	(81)	—	—
Other derivatives, net	202	(127)	—	14	—	—	(6)	—	—	83	(119)	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis.
(3) For financial instruments still held as of March 31 amounts are included in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

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

	Three Months Ended March 31, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$34	$—	$1	$—	$—	$—	$—	$38	$—	$73	$—
U.S. corporate private securities	1,134	—	43	129	—	(13)	(13)	—	—	1,280	—
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	217	(25)	34	72	—	(80)	—	—	—	218	—
Residential mortgage-backed securities	28	(2)	—	23	—	—	—	—	—	49	(2)
Commercial mortgage-backed securities	14	—	—	—	—	—	(1)	—	—	13	—
Other asset-backed securities	127	—	1	29	—	—	(1)	—	(25)	131	—
Total fixed maturities, including securities pledged	1,554	(27)	79	253	—	(93)	(15)	38	(25)	1,764	(2)
Equity securities, available-for-sale	104	4	—	42	—	—	—	—	—	150	4
Derivatives:
Guaranteed benefit derivatives (2)(5)	(44)	5	—	—	—	—	(2)	—	—	(41)	—
Assets held in separate accounts(4)	62	1	—	6	—	—	—	3	(5)	67	—
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities related to businesses held for sale and transfers in and out of Level 3 for the period indicated:

	Three Months Ended March 31, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$10	$—	$1	$3	$—	$—	$—	$21	$—	$35	$—
U.S. corporate private securities	259	—	11	19	—	—	(4)	—	—	285	—
Foreign corporate public securities and foreign governments(1)	11	—	(2)	—	—	—	—	—	—	9	—
Foreign corporate private securities(1)	34	(4)	6	25	—	(13)	—	—	—	48	—
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	3	—	—	—	—	—	3	—
Other asset-backed securities	11	—	—	2	—	—	—	—	—	13	—
Total fixed maturities including securities pledged	325	(4)	16	52	—	(13)	(4)	21	—	393	—
Equity securities	25	2	—	7	—	—	—	—	—	34	2
Derivatives:
Guaranteed benefit derivatives - IUL(2)	(82)	(63)	—	—	(13)	—	12	—	—	(146)	—
Other derivatives, net	83	52	—	11	—	—	(9)	—	—	137	54
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis.
(3) For financial instruments still held as of March 31 amounts are included in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2020 and 2019, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

Significant Unobservable Inputs

The Company's Level 3 fair value measurements of its fixed maturities, equity securities and equity and credit derivative contracts are primarily based on broker quotes..

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

The following table presents the unobservable inputs for IUL for businesses held for sale as of the dates indicated:

	March 31, 2020			December 31, 2019
Unobservable Input	Range(1)		Weighted Average(3)	Range(1)
Interest rate implied volatility	—		—	—
Nonperformance risk	1.42% to 1.49%		1.46%	0.22% to 0.42%
Actuarial Assumptions:
Lapses	2% to 10%		6%	2% to 10%
Mortality	—	(2)	—	—	(2)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) The mortality rate is derived based on similarly underwritten business
(3) Unobservable inputs were weighted by the relative fair value of the instruments. For credit contracts, the average represents the arithmetic average of the inputs and is not weighted by the relative fair value or notional amount.

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

The carrying values and estimated fair values of the Company's financial instruments from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, as of the dates indicated:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$41,994	$41,994	$43,778	$43,778
Equity securities	176	176	196	196
Mortgage loans on real estate	6,969	7,087	6,878	7,262
Policy loans	763	763	776	776
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	3,296	3,296	2,644	2,644
Derivatives	875	875	316	316
Other investments	324	405	320	456
Assets held in separate accounts	68,937	68,937	81,670	81,670
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(2)	$34,989	$42,861	$33,916	$41,035
Funding agreements with fixed maturities	856	829	877	877
Supplementary contracts, immediate annuities and other	799	839	821	872
Derivatives:
Guaranteed benefit derivatives(2)	253	253	60	60
Other derivatives	1,068	1,068	403	403
Short-term debt	1	1	1	1
Long-term debt	3,042	3,120	3,042	3,418
Embedded derivative on reinsurance	52	52	100	100
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(2) Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments related to businesses held for sale as of the dates indicated:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$12,052	$12,052	$12,470	$12,470
Equity securities	32	32	35	35
Mortgage loans on real estate	1,310	1,340	1,319	1,405
Policy loans	1,006	1,006	1,005	1,005
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	471	471	533	533
Derivatives	148	148	305	305
Other investments	46	46	42	42
Assets held in separate accounts	1,212	1,212	1,485	1,485
Liabilities:
Investment contract liabilities:
Funding agreements with fixed maturities	$1,016	$986	$927	$923
Supplementary contracts, immediate annuities and other	103	110	97	104
Notes Payable	252	262	252	320
Derivatives:
Guaranteed benefit derivatives - IUL	82	82	217	217
Embedded derivative on reinsurance	58	58	75	75

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2020
	DAC	VOBA		Total
Balance as of January 1, 2020	$1,762	$464		$2,226
Impact of ASU 2016-13	3	—		3
Deferrals of commissions and expenses	26	—		26
Amortization:
Amortization, excluding unlocking	(74)	(22)		(96)
Unlocking(1)	(12)	(13)		(25)
Interest accrued	31	14	(2)	45
Net amortization included in Condensed Consolidated Statements of Operations	(55)	(21)		(76)
Change due to unrealized capital gains/losses on available-for-sale securities	226	198		424
Balance as of March 31, 2020	$1,962	$641		$2,603

	2019
	DAC	VOBA		Total
Balance as of January 1, 2019	$2,155	$818		$2,973
Deferrals of commissions and expenses	23	2		25
Amortization:
Amortization, excluding unlocking	(88)	(36)		(124)
Unlocking(1)	7	15		22
Interest accrued	31	14	(2)	45
Net amortization included in Condensed Consolidated Statements of Operations	(50)	(7)		(57)
Change due to unrealized capital gains/losses on available-for-sale securities	(185)	(146)		(331)
Balance as of March 31, 2019	$1,943	$667		$2,610

(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) Interest accrued at the following rates for VOBA: 3.5% to 7.4% during 2020 and 2019.

7.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan"), the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan") and the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (the "2019 Omnibus Plan") (together, the "Omnibus Plans"). As of March 31, 2020, common stock reserved and available for issuance under the 2013 Omnibus Plan, the 2014 Omnibus Plan and the 2019 Omnibus Plan was 347,663, 3,305,446 and 10,559,453 shares, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Restricted Stock Unit (RSU) awards	$18	$17
Performance Stock Unit (PSU) awards	18	17
Stock options	2	2
Total share-based compensation expense	38	36
Income tax benefit	19	1
After-tax share-based compensation expense	$19	$35

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the Director Plan for the period indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2020	1.9		$48.55	2.2		$48.85
Adjustment for PSU performance factor	N/A		N/A	0.4		42.27
Granted	0.7		63.62	0.7		61.86
Vested	(0.9)		47.47	(1.2)		42.34
Forfeited	—	*	50.20	—	*	52.47
Outstanding as of March 31, 2020	1.7		$55.60	2.1		$55.46

* Less than 0.1

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards		Weighted Average Exercise Price
Outstanding as of January 1, 2020	2.9		$41.93
Granted	—		—
Exercised	—	*	37.60
Forfeited	—	*	50.03
Outstanding as of March 31, 2020	2.9		$41.87
Vested, exercisable, as of March 31, 2020	2.3		$40.26

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
(Dollar amounts in millions, unless otherwise stated)

8.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2019	272.4	121.4	151.0
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	21.1	(21.1)
Share-based compensation	3.2	0.9	2.3
Treasury Stock retirement	(135.0)	(135.0)	—
Balance, December 31, 2019	140.7	8.4	132.3
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	8.1	(8.1)
Share-based compensation	2.1	0.3	1.8
Balance, March 31, 2020	142.8	16.8	126.0

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Dividends declared per share of Common Stock	$0.15	$0.01

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
The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions during the three months ended March 31, 2020:

Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
December 19, 2019	$200	2,591,093	February 26, 2020	727,368	3,318,461

During the three months ended March 31, 2020, the Company repurchased 7,390,099 shares of the Company's common stock in open market repurchases for an aggregate purchase price of $366.

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

On March 27, 2020, the Company paid a quarterly dividend of $0.15 per share on its common stock. As a consequence, the exercise price of the warrants to purchase shares of common stock was adjusted to $48.38 per share of common stock and the number of shares of common stock for which each warrant is exercisable has been adjusted to 1.002288479. As of March 31, 2020, no warrants have been exercised.

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
As of March 31, 2020 and December 31, 2019, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	March 31, 2020		December 31, 2019
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

As of March 31, 2020, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended March 31,
(in millions, except for per share data)	2020	2019
Earnings
Net income (loss) available to common shareholders:
Income (loss) from continuing operations	$50	$93
Less: Preferred stock dividends	14	10
Less: Net income (loss) attributable to noncontrolling interest	6	(1)
Income (loss) from continuing operations available to common shareholders	30	84
Income (loss) from discontinued operations, net of tax	(128)	(20)
Net income (loss) available to common shareholders	$(98)	$64

Weighted average common shares outstanding
Basic	130.9	146.9
Dilutive Effects:
Warrants(1)	2.9	—
RSU awards	1.2	1.5
PSU awards	1.8	2.4
Stock Options	0.6	0.5
Diluted	137.4	151.3

Basic(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.23	$0.57
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.98)	$(0.14)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.75)	$0.44
Diluted(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.22	$0.56
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.93)	$(0.13)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.71)	$0.42

(1) For the three months ended March 31, 2019, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of warrants as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. For more information on warrants, see the Shareholders' Equity Note to these Condensed Consolidated Financial Statements.
(2) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	March 31,
	2020	2019
Fixed maturities, net of impairment	$2,819	$2,958
Derivatives(1)	235	154
DAC/VOBA adjustment on available-for-sale securities	(906)	(879)
Premium deficiency reserve	(146)	(93)
Sales inducements and other intangibles adjustment on available-for-sale securities	(127)	(112)
Unrealized capital gains (losses), before tax	1,875	2,028
Deferred income tax asset (liability)	(40)	(72)
Net unrealized capital gains (losses)	1,835	1,956
Pension and other postretirement benefits liability, net of tax	6	10
AOCI	$1,841	$1,966

(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of March 31, 2020, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $24.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(2,756)		$578	$(2,178)
Impairments	—		—	—
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	29		(6)	23
DAC/VOBA	592	(1)	(124)	468
Premium deficiency reserve	103		(22)	81
Sales inducements and other intangibles	58		(12)	46
Change in unrealized gains/losses on available-for-sale securities	(1,974)		414	(1,560)

Derivatives:
Derivatives	96	(2)	(20)	76
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains/losses on derivatives	90		(19)	71

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$(1,885)		$395	$(1,490)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,865		$(390)	$1,475
Impairment	1		—	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	17		(4)	13
DAC/VOBA	(498)	(1)	105	(393)
Premium deficiency reserve	(36)		8	(28)
Sales inducements and other intangibles	(48)		10	(38)
Change in unrealized gains/losses on available-for-sale securities	1,301		(271)	1,030

Derivatives:
Derivatives	(10)	(2)	2	(8)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains/losses on derivatives	(16)		3	(13)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$1,284		$(268)	$1,016

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

The Company's effective tax rate for the three months ended March 31, 2020 was (13.6)%. The effective tax rate differed from the statutory rate of 21% primarily due to the effects of the dividends received deduction ("DRD"), nondeductible expenses and tax credits.

The Company's effective tax rate for the three months ended March 31, 2019 was 8.8%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which became effective on March 27, 2020, has not had, nor is it expected to have, any material impact on corporate income taxes.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Tax Regulatory Matters

For the tax years 2018 through 2020, Voya Financial, Inc. participates in the IRS Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. The IRS finalized the audit of Voya Financial, Inc. for the period ended December 31, 2018. For the periods ended December 31, 2019 and December 31, 2020, the IRS has determined that Voya Financial, Inc. would be in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS does not intend to conduct any review or provide any letters of assurance for the tax year.

12.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt securities issued and outstanding as of March 31, 2020 and December 31, 2019:

	Maturity	March 31, 2020	December 31, 2019
3.125% Senior Notes, due 2024	07/15/2024	397	397
3.65% Senior Notes, due 2026	06/15/2026	496	496
5.7% Senior Notes, due 2043	07/15/2043	395	395
4.8% Senior Notes, due 2046	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	01/23/2048	345	345
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	739	739
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	139	139
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	138	138
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	14	14
1.00% Windsor Property Loan	06/14/2027	4	4
Subtotal		3,043	3,043
Less: Current portion of long-term debt		1	1
Total		$3,042	$3,042
(1) Guaranteed by ING Group.

Aetna Notes

As of March 31, 2020, the outstanding principal amount of the Aetna Notes was $358, which is guaranteed by ING Group. As of March 31, 2020, the Company provided $372 of collateral benefiting ING Group, comprised of a deposit of $209 to a control account with a third-party collateral agent and $163 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility Agreement

As of March 31, 2020, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 of committed capacity for issuing letters of credit and the full $500 may be utilized for direct borrowings. As of March 31, 2020, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $6.15 billion, which may increase upon any future equity issuances by the Company.

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

As of March 31, 2020, the Company had off-balance sheet commitments to acquire mortgage loans of $92 and purchase limited partnerships and private placement investments of $872, of which $257 related to consolidated investment entities.

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

	March 31, 2020	December 31, 2019
Fixed maturity collateral pledged to FHLB (1)	$1,242	$1,211
FHLB restricted stock(2)	53	55
Other fixed maturities-state deposits	44	48
Cash and cash equivalents	12	12
Securities pledged(3)	1,555	1,408
Total restricted assets	$2,906	$2,734
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $1,273 and $1,159 as of March 31, 2020 and December 31, 2019, respectively. In addition, as of March 31, 2020 and December 31, 2019, the Company delivered securities as collateral of $210 and $183 and repurchase agreements of $72 and $66, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2020 and December 31, 2019, the Company had $856 and $877, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, assets with a market value of approximately $1,242 and $1,211, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets. Additionally, SLD is currently a member of FHLB of Topeka. The related non-puttable funding agreements and the assets pledged are reflected in Liabilities and Assets held for sale on Condensed Consolidated Balance Sheets.

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

As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. Such matters include an SEC inquiry into mutual fund share classes offered by Voya’s investment advisor subsidiary, involving issues similar to those under the SEC’s Share Class Selection Disclosure Initiative. It is the practice of the Company to cooperate fully in these matters.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $75.

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

As of March 31, 2020, approximately $79 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $292 and $279 on a continuing basis as of March 31, 2020 and December 31, 2019, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 3 CLOs as of March 31, 2020 and December 31, 2019, respectively.

Limited Partnerships

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 12 funds, which were structured as partnerships, as of March 31, 2020 and December 31, 2019.

Registered Investment Companies

The Company consolidated one sponsored investment fund accounted for as a VOE as of March 31, 2020 and December 31, 2019, because it is the majority investor in the fund, and as such, has a controlling financial interest in the fund.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	March 31, 2020	December 31, 2019
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$52	$68
Corporate loans, at fair value using the fair value option	432	513
Limited partnerships/corporations, at fair value	1,470	1,470
Other assets	16	12
Total VIE assets	1,970	2,063
VOEs
Limited partnerships/corporations, at fair value	185	162
Other assets	—	1
Total VOE assets	185	163
Total assets of consolidated investment entities	$2,155	$2,226

Liabilities of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$368	$474
Other liabilities	668	650
Total VIE liabilities	1,036	1,124
VOEs
Other liabilities	4	2
Total VOE liabilities	4	2
Total liabilities of consolidated investment entities	$1,040	$1,126

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2020 and 2028, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.0%. As of March 31, 2020 and December 31, 2019, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $17 and $18, respectively. Less than 1.0% of the collateral assets were in default as of March 31, 2020 and December 31, 2019.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.7% for the more senior tranches to 5.4% for the more subordinated tranches. CLO notes mature in 2026 and have a weighted average maturity of 6.3 as of March 31, 2020. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

Investments in these funds typically may not be fully redeemed at net asset value ("NAV") within 90 days because of inherent restriction on near term redemptions.

As of March 31, 2020 and December 31, 2019, certain private equity funds maintained term loans and revolving lines of credit of $670 and $669, respectively. The term loans renew every three years and the revolving lines of credit renew annually; all loans bear interest at LIBOR/EURIBOR plus 150 - 200 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of March 31, 2020 and December 31, 2019, outstanding borrowings amount to $585 and $602, respectively.

On March 30, 2020, Pomona Investment Fund terminated its three-year revolving credit agreement with Credit Suisse and entered into a five-year revolving credit agreement with Barclays Bank Plc. The size of the facility as of March 31, 2020 is $40; the loan bears interest at LIBOR plus 285 bps and has a commitment fee of 85 bps. There was no outstanding borrowing as of March 31, 2020.
The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of March 31, 2020:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$52	$—	$—	$—	$52
Corporate loans, at fair value using the fair value option	—	432	—	—	432
Limited partnerships/corporations, at fair value	—	—	—	1,470	1,470
VOEs
Limited partnerships/corporations, at fair value	—	—	—	185	185
Total assets, at fair value	$52	$432	$—	$1,655	$2,139
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$368	$—	$—	$368
Total liabilities, at fair value	$—	$368	$—	$—	$368

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2019:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$68	$—	$—	$—	$68
Corporate loans, at fair value using the fair value option	—	513	—	—	513
Limited partnerships/corporations, at fair value	—	—	—	1,470	1,470
VOEs
Limited partnerships/corporations, at fair value	—	—	—	162	162
Total assets, at fair value	$68	$513	$—	$1,632	$2,213
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$474	$—	$—	$474
Total liabilities, at fair value	$—	$474	$—	$—	$474

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended March 31, 2020 and 2019, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Deconsolidation of Certain Investment Entities

The Company had no deconsolidations during the three months ended March 31, 2020 and 2019, respectively.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of March 31, 2020 and December 31, 2019, the Company held $339 and $377 ownership interests, respectively, in unconsolidated CLOs on a continuing basis.

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

Variable Interests on the Condensed Consolidated Balance Sheet
	March 31, 2020		December 31, 2019
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$339	$339	$377	$377
Limited partnership/corporations	1,343	1,343	1,290	1,290

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

15.     Restructuring

Organizational Restructuring

As a result of the closing of the 2018 Transaction, the decision to cease new sales following the strategic review of the Company’s Individual Life business and additional cost savings targets announced in November 2018, the Company has undertaken restructuring efforts to execute the 2018 Transaction, reduce stranded expenses, as well as improve operational efficiency, strengthen technology capabilities and centralize certain sales, operations and investment management activities ("Organizational Restructuring"). The initiatives associated with the closing of the 2018 Transaction and the decision to cease new sales following the strategic review of the Company's Individual Life Business concluded during 2019.

These activities have resulted in recognition of severance and organizational transition costs and are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments. For the three months ended March 31, 2020 and March 31, 2019 , the Company incurred Organizational Restructuring expenses of $19 and $83, respectively associated with continuing operations.

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended March 31,		Cumulative Amounts Incurred to Date
	2020	2019
Severance benefits	$(3)	$47	$55
Organizational transition costs	22	36	224
Total restructuring expenses	$19	$83	$279

Including the expense of $19 for the three months ended March 31, 2020, the aggregate amount of Organizational Restructuring expenses expected to be incurred is in the range of $250 to $300. The Company anticipates that these costs, which will include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs, will occur at least through the end of 2020.

The following table presents the accrued liability associated with Organizational Restructuring expenses as of March 31, 2020:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2020	$30	$25	$55
Provision	(3)	22	19
Payments	(7)	(15)	(22)
Accrued liability as of March 31, 2020	$20	$32	$52

Pursuant to the Individual Life Transaction, the Company will divest or dissolve four regulated insurance entities, including its life companies domiciled in Colorado and Indiana, and captive entities domiciled in Arizona. The Company will also divest Voya

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

America Equities LLC, a regulated broker-dealer, and transfer or cease usage of a substantial number of administrative systems. The Company will undertake further restructuring efforts to reduce stranded expenses associated with its Individual Life business as well as its corporate and shared services functions. Through the closing of the Individual Life Transaction, the Company anticipates incurring additional restructuring expenses directly related to the disposition. These collective costs, which include severance, transition and other costs, cannot currently be estimated but could be material. Total Organizational Restructuring expenses include $4 which is reflected in Income (loss) from discontinued operations, net of tax. Refer to the Business Held for Sale and Discontinued Operation Note to these Condensed Consolidated Financial Statements for further information.

16.    Segments

Pursuant to the Individual Life Transaction disclosed in the Business Held for Sale and Discontinued Operations Note, the Company will no longer report its Life Insurance business as a segment. The Company revised prior period information to conform to current period presentation.

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

•
Net guaranteed benefit hedging gains (losses), which are significantly influenced by economic and market conditions and are not indicative of normal operations, include changes in the fair value of derivatives related to guaranteed benefits, net of related reserve increases (decreases) and net of related amortization of DAC, VOBA and sales inducements, less the estimated cost of these benefits. The estimated cost, which is reflected in Adjusted operating results, reflects the expected cost of these benefits if markets perform in line with the Company's long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from adjusted operating earnings, including the impacts related to changes in the Company's nonperformance spread;

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

•
Income (loss) attributable to noncontrolling interest, which represents the interest of shareholders, other than those of the Company, in consolidated entities. Income (loss) attributable to noncontrolling interest represents such shareholders' interests in the gains and (losses) of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled;

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Income (loss) from continuing operations before income taxes	$44	$102
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	(8)	13
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(89)	(4)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	9	9
Income (loss) attributable to noncontrolling interest	6	(1)
Income (loss) related to early extinguishment of debt	—	—
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	66
Dividend payments made to preferred shareholders	14	10
Other adjustments	(22)	(92)
Total adjustments to income (loss) from continuing operations	$(90)	$1

Adjusted operating earnings before income taxes by segment:
Retirement	$124	$129
Investment Management	40	34
Employee Benefits	61	38
Corporate	(91)	(100)
Total	$134	$101

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

•
Gains (losses) on changes in fair value of derivatives related to guaranteed benefits, which is significantly influenced by economic and market conditions and not indicative of normal operations, includes changes in the fair value of derivatives related to guaranteed benefits, less the estimated cost of these benefits. The estimated cost, which is reflected in Adjusted operating revenues, reflects the expected cost of these benefits if markets perform in line with the Company's long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from Adjusted operating revenues, including the impacts related to changes in the Company's nonperformance spread;

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

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Total revenues	$1,685	$1,822

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	(8)	13
Gains (losses) on change in fair value of derivatives related to guaranteed benefits	(90)	(4)
Revenues related to businesses exited or to be exited through reinsurance or divestment	344	398
Revenues attributable to noncontrolling interest	9	4
Other adjustments	33	82
Total adjustments to revenues	$288	$493

Adjusted operating revenues by segment:
Retirement	$677	$648
Investment Management	166	148
Employee Benefits	543	508
Corporate	11	25
Total	$1,397	$1,329

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Investment Management intersegment revenues	$26	$26

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	March 31, 2020	December 31, 2019
Retirement	$106,068	$118,024
Investment Management	648	745
Employee Benefits	2,642	3,117
Corporate	25,362	25,206
Total assets, before consolidation(1)	134,720	147,092
Consolidation of investment entities	1,879	1,890
Total assets, excluding assets held for sale	136,599	148,982
Assets held for sale	19,133	20,069
Total assets	$155,732	$169,051

(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

17.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of March 31, 2020 and December 31, 2019, their results of operations, comprehensive income and statements of cash flows for the three months ended March 31, 2020 and 2019.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
March 31, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$5	$—	$37,594	$(15)	$37,584
Fixed maturities, at fair value using the fair value option	—	—	2,855	—	2,855
Equity securities, at fair value	—	—	176	—	176
Short-term investments	—	—	80	—	80
Mortgage loans on real estate, net of valuation allowance	—	—	6,969	—	6,969
Less: Allowance for credit losses	—	—	22	—	22
Mortgage loans on real estate, net	—	—	6,947	—	6,947
Policy loans	—	—	763	—	763
Limited partnerships/corporations	4	—	1,339	—	1,343
Derivatives	50	—	825	—	875
Investments in subsidiaries	9,479	7,311	—	(16,790)	—
Other investments	—	—	392	—	392
Securities pledged	—	—	1,555	—	1,555
Total investments	9,538	7,311	52,526	(16,805)	52,570
Cash and cash equivalents	221	—	812	—	1,033
Short-term investments under securities loan agreements, including collateral delivered	11	—	2,172	—	2,183
Accrued investment income	—	—	541	—	541
Premium receivable and reinsurance recoverable	—	—	3,744	—	3,744
Less: Allowance for credit losses on reinsurance recoverable	—	—	22	—	22
Premium receivable and reinsurance recoverable, net	—	—	3,722	—	3,722
Deferred policy acquisition costs and Value of business acquired	—	—	2,603	—	2,603
Deferred income taxes	828	42	899	—	1,769
Loans to subsidiaries and affiliates	245	—	626	(871)	—
Due from subsidiaries and affiliates	5	—	17	(22)	—
Other assets	24	—	1,062	—	1,086
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,655	—	1,655
Cash and cash equivalents	—	—	52	—	52
Corporate loans, at fair value using the fair value option	—	—	432	—	432
Other assets	—	—	16	—	16
Assets held in separate accounts	—	—	68,937	—	68,937
Assets held for sale	—	—	19,133	—	19,133
Total assets	$10,872	$7,353	$155,205	$(17,698)	$155,732

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
March 31, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$9,640	$—	$9,640
Contract owner account balances	—	—	41,981	—	41,981
Payables under securities loan and repurchase agreements, including collateral held	(28)	—	2,093	—	2,065
Short-term debt	626	67	179	(871)	1
Long-term debt	2,669	371	17	(15)	3,042
Derivatives	77	—	991	—	1,068
Pension and other postretirement provisions	—	—	442	—	442
Current income taxes	28	(18)	20	—	30
Due to subsidiaries and affiliates	15	—	4	(19)	—
Other liabilities	58	4	1,190	(3)	1,249
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	368	—	368
Other liabilities	—	—	672	—	672
Liabilities related to separate accounts	—	—	68,937	—	68,937
Liabilities held for sale	—	—	17,972	—	17,972
Total liabilities	3,445	424	144,506	(908)	147,467
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	7,427	6,929	9,861	(16,790)	7,427
Noncontrolling interest	—	—	838	—	838
Total shareholders' equity	7,427	6,929	10,699	(16,790)	8,265
Total liabilities and shareholders' equity	$10,872	$7,353	$155,205	$(17,698)	$155,732

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$5	$—	$39,673	$(15)	$39,663
Fixed maturities, at fair value using the fair value option	—	—	2,707	—	2,707
Equity securities, at fair value	—	—	196	—	196
Short-term investments	—	—	68	—	68
Mortgage loans on real estate, net of valuation allowance	—	—	6,878	—	6,878
Less: Allowance for credit losses	—	—	—	—	—
Mortgage loans on real estate, net	—	—	6,878	—	6,878
Policy loans	—	—	776	—	776
Limited partnerships/corporations	4	—	1,286	—	1,290
Derivatives	49	—	267	—	316
Investments in subsidiaries	11,003	8,493	—	(19,496)	—
Other investments	—	—	385	—	385
Securities pledged	—	—	1,408	—	1,408
Total investments	11,061	8,493	53,644	(19,511)	53,687
Cash and cash equivalents	212	—	969	—	1,181
Short-term investments under securities loan agreements, including collateral delivered	11	—	1,384	—	1,395
Accrued investment income	—	—	505	—	505
Premium receivable and reinsurance recoverable	—	—	3,732	—	3,732
Less: Allowance for credit losses on reinsurance recoverable	—	—	—	—	—
Premium receivable and reinsurance recoverable, net	—	—	3,732	—	3,732
Deferred policy acquisition costs and Value of business acquired	—	—	2,226	—	2,226
Deferred income taxes	816	39	603	—	1,458
Loans to subsidiaries and affiliates	164	—	69	(233)	—
Due from subsidiaries and affiliates	2	—	6	(8)	—
Other assets	7	—	895	—	902
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,632	—	1,632
Cash and cash equivalents	—	—	68	—	68
Corporate loans, at fair value using the fair value option	—	—	513	—	513
Other assets	—	—	13	—	13
Assets held in separate accounts	—	—	81,670	—	81,670
Assets held for sale	—	—	20,069	—	20,069
Total assets	$12,273	$8,532	$167,998	$(19,752)	$169,051

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$3	$—	$698	$(3)	$698
Fee income	—	—	505	—	505
Premiums	—	—	608	—	608
Net realized capital gains (losses):
Total impairments	—	—	(20)	—	(20)
Other net realized capital gains (losses)	(26)	—	(187)	—	(213)
Total net realized capital gains (losses)	(26)	—	(207)	—	(233)
Other revenue	—	—	92	—	92
Income (loss) related to consolidated investment entities:
Net investment income	—	—	15	—	15
Total revenues	(23)	—	1,711	(3)	1,685
Benefits and expenses:
Policyholder benefits	—	—	596	—	596
Interest credited to contract owner account balances	—	—	286	—	286
Operating expenses	4	—	636	—	640
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	76	—	76
Interest expense	34	7	2	(3)	40
Operating expenses related to consolidated investment entities:
Interest expense	—	—	3	—	3
Total benefits and expenses	38	7	1,599	(3)	1,641
Income (loss) from continuing operations before income taxes	(61)	(7)	112	—	44
Income tax expense (benefit)	(13)	(3)	10	—	(6)
Income (loss) from continuing operations	(48)	(4)	102	—	50
Income (loss) from discontinued operations, net of tax	—	—	(128)	—	(128)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(48)	(4)	(26)	—	(78)
Equity in earnings (losses) of subsidiaries, net of tax	(36)	136	—	(100)	—
Net income (loss)	(84)	132	(26)	(100)	(78)
Less: Net income (loss) attributable to noncontrolling interest	—	—	6	—	6
Net income (loss) available to Voya Financial, Inc.	(84)	132	(32)	(100)	(84)
Less: Preferred stock dividends	14	—	—	—	14
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(98)	$132	$(32)	$(100)	$(98)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$15	$—	$646	$(3)	$658
Fee income	—	—	482	—	482
Premiums	—	—	575	—	575
Net realized capital gains (losses):
Total impairments	—	—	(26)	—	(26)
Other net realized capital gains (losses)	—	—	14	—	14
Total net realized capital gains (losses)	—	—	(12)	—	(12)
Other revenue	—	—	114	—	114
Income (loss) related to consolidated investment entities:
Net investment income	—	—	5	—	5
Total revenues	15	—	1,810	(3)	1,822
Benefits and expenses:
Policyholder benefits	—	—	645	—	645
Interest credited to contract owner account balances	—	—	289	—	289
Operating expenses	3	—	679	—	682
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	57	—	57
Interest expense	37	6	2	(3)	42
Operating expenses related to consolidated investment entities:
Interest expense	—	—	5	—	5
Total benefits and expenses	40	6	1,677	(3)	1,720
Income (loss) from continuing operations before income taxes	(25)	(6)	133	—	102
Income tax expense (benefit)	(5)	(1)	15	—	9
Income (loss) from continuing operations	(20)	(5)	118	—	93
Income (loss) from discontinued operations, net of tax	—	(79)	59	—	(20)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(20)	(84)	177	—	73
Equity in earnings (losses) of subsidiaries, net of tax	94	68	—	(162)	—
Net income (loss)	74	(16)	177	(162)	73
Less: Net income (loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income (loss) available to Voya Financial, Inc.	74	(16)	178	(162)	74
Less: Preferred stock dividends	10	—	—	—	10
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$64	$(16)	$178	$(162)	$64

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(84)	$132	$(26)	$(100)	$(78)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(1,884)	(1,537)	(1,885)	3,422	(1,884)
Impairments	—	—	—	—	—
Pension and other postretirement benefits liability	(1)	—	(1)	1	(1)
Other comprehensive income (loss), before tax	(1,885)	(1,537)	(1,886)	3,423	(1,885)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(395)	(323)	(396)	719	(395)
Other comprehensive income (loss), after tax	(1,490)	(1,214)	(1,490)	2,704	(1,490)
Comprehensive income (loss)	(1,574)	(1,082)	(1,516)	2,604	(1,568)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	6	—	6
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(1,574)	$(1,082)	$(1,522)	$2,604	$(1,574)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$74	$(16)	$177	$(162)	$73
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,284	1,036	1,284	(2,320)	1,284
Impairments	1	1	1	(2)	1
Pension and other postretirement benefits liability	(1)	—	(1)	1	(1)
Other comprehensive income (loss), before tax	1,284	1,037	1,284	(2,321)	1,284
Income tax expense (benefit) related to items of other comprehensive income (loss)	268	216	268	(484)	268
Other comprehensive income (loss), after tax	1,016	821	1,016	(1,837)	1,016
Comprehensive income (loss)	1,090	805	1,193	(1,999)	1,089
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Voya Financial, Inc.	$1,090	$805	$1,194	$(1,999)	$1,090

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(27)	$13	$(35)	$(27)	$(76)
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	1,185	—	1,185
Equity securities	—	—	2	—	2
Mortgage loans on real estate	—	—	144	—	144
Limited partnerships/corporations	—	—	71	—	71
Acquisition of:
Fixed maturities	—	—	(1,537)	—	(1,537)
Equity securities	—	—	(1)	—	(1)
Mortgage loans on real estate	—	—	(234)	—	(234)
Limited partnerships/corporations	—	—	(112)	—	(112)
Short-term investments, net	—	—	(12)	—	(12)
Derivatives, net	—	—	174	—	174
Sales from consolidated investments entities	—	—	63	—	63
Purchases within consolidated investment entities	—	—	(206)	—	(206)
Maturity (issuance) of short-term intercompany loans, net	(81)	—	(557)	638	—
Return of capital contributions and dividends from subsidiaries	—	7	—	(7)	—
Collateral received (delivered), net	(28)	—	(68)	—	(96)
Other, net	—	—	(11)	—	(11)
Net cash used in investing activities - discontinued operations	—	—	(241)	—	(241)
Net cash (used in) provided by investing activities	(109)	7	(1,340)	631	(811)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Three Months Ended March 31, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	2,038	—	2,038
Maturities and withdrawals from investment contracts	—	—	(1,399)	—	(1,399)
Settlements on deposit contracts	—	—	(2)	—	(2)
Net proceeds from (repayments of) short-term intercompany loans	557	(20)	101	(638)	—
Return of capital contributions and dividends to parent	—	—	(34)	34	—
Borrowings of consolidated investment entities	—	—	122	—	122
Repayments of borrowings of consolidated investment entities	—	—	(176)	—	(176)
Contributions from (distributions to) participants in consolidated investment entities	—	—	348	—	348
Proceeds from issuance of common stock, net	2	—	—	—	2
Share-based compensation	(14)	—	—	—	(14)
Common stock acquired - Share repurchase	(366)	—	—	—	(366)
Dividends paid on common stock	(20)	—	—	—	(20)
Dividends paid on preferred stock	(14)	—	—	—	(14)
Principal payments for financing leases	—	—	(5)	—	(5)
Net cash provided by financing activities - discontinued operations	—	—	213	—	213
Net cash provided by (used in) financing activities	145	(20)	1,206	(604)	727
Net increase (decrease) in cash and cash equivalents	9	—	(169)	—	(160)
Cash and cash equivalents, beginning of period	212	—	1,260	—	1,472
Cash and cash equivalents, end of period	221	—	1,091	—	1,312
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	279	—	279
Cash and cash equivalents of continuing operations, end of period	$221	$—	$812	$—	$1,033

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(42)	$16	$183	$(26)	$131
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	2,078	—	2,078
Equity securities	7	—	2	—	9
Mortgage loans on real estate	—	—	307	—	307
Limited partnerships/corporations	—	—	37	—	37
Acquisition of:
Fixed maturities	—	—	(2,035)	—	(2,035)
Equity securities	(17)	—	(1)	—	(18)
Mortgage loans on real estate	—	—	(155)	—	(155)
Limited partnerships/corporations	—	—	(60)	—	(60)
Short-term investments, net	—	—	(9)	—	(9)
Derivatives, net	—	—	45	—	45
Sales from consolidated investments entities	—	—	57	—	57
Purchases within consolidated investment entities	—	—	(91)	—	(91)
Maturity (issuance) of short-term intercompany loans, net	(71)	—	(200)	271	—
Return of capital contributions and dividends from subsidiaries	200	4	—	(204)	—
Collateral received (delivered), net	—	—	(107)	—	(107)
Other, net	—	—	(26)	—	(26)
Net cash used in investing activities - discontinued operations	—	—	(76)	—	(76)
Net cash provided by (used in) investing activities	119	4	(234)	67	(44)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Three Months Ended March 31, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	1,076	—	1,076
Maturities and withdrawals from investment contracts	—	—	(1,525)	—	(1,525)
Settlements on deposit contracts	—	—	(2)	—	(2)
Net (repayments of) proceeds from short-term intercompany loans	200	8	63	(271)	—
Return of capital contributions and dividends to parent	—	(30)	(200)	230	—
Borrowings of consolidated investment entities	—	—	36	—	36
Contributions from (distributions to) participants in consolidated investment entities, net	—	—	(25)	—	(25)
Proceeds from issuance of common stock, net	2	—	—	—	2
Share-based compensation	(15)	—	—	—	(15)
Common stock acquired - Share repurchase	(250)	—	—	—	(250)
Dividends paid on common stock	(1)	—	—	—	(1)
Dividends paid on preferred stock	(10)	—	—	—	(10)
Net cash provided by financing activities - discontinued operations	—	—	122	—	122
Net cash used in financing activities	(74)	(22)	(455)	(41)	(592)
Net increase (decrease) in cash and cash equivalents	3	(2)	(506)	—	(505)
Cash and cash equivalents, beginning of period	209	2	1,327	—	1,538
Cash and cash equivalents, end of period	212	—	821	—	1,033
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	227	—	227
Cash and cash equivalents of continuing operations, end of period	$212	$—	$594	$—	$806

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three months ended March 31, 2020 and 2019 and financial condition as of March 31, 2020 and December 31, 2019. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report on Form 10-K").

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See the Note Concerning Forward-Looking Statements.

Overview

We provide our principal products and services through three segments: Retirement, Investment Management and Employee Benefits. Corporate includes activities not directly related to our segments and certain insignificant run-off activities that are not meaningful to our business strategy. See the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for further information on our segments.

The following represents segment percentage contributions to total Adjusted operating revenues and Adjusted operating earnings before income taxes for the three months ended March 31, 2020:

	March 31, 2020
percent of total	Adjusted Operating Revenues	Adjusted Operating Earnings before Income Taxes
Retirement	48.5%	92.5%
Investment Management	11.9%	29.9%
Employee Benefits	38.9%	45.5%
Corporate	0.7%	(67.9)%

Discontinued Operations

The Individual Life Transaction

On December 18, 2019, we entered into a Master Transaction Agreement (the “Resolution MTA”) with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US will acquire certain of our subsidiaries, including Security Life of Denver Insurance Company ("SLD"), Security Life of Denver International Limited ("SLDI") and Roaring River II, Inc. ("RRII"). The transaction is expected to close by September 30, 2020 and is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals.

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

As of December 31, 2019, we recorded an estimated loss on sale, net of tax of $1,108 to write down the carrying value of the businesses held for sale to estimated fair value, which is based on the estimated sales price of the Individual Life Transaction (as defined below) as of December 31, 2019, less cost to sell and other adjustments in accordance with the Resolution MTA. In addition, we are required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Individual Life Transaction. As such, Income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2020 includes an additional estimated loss on sale of $163, net of tax. The estimated loss on sale, net of tax as of March 31, 2020 of $1,271, represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell. Additionally, the estimated loss on sale is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date. For additional information on the Individual Life Transaction and the related estimated loss on sale, see Trends and Uncertainties in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Concurrently with the sale, SLD will enter into reinsurance agreements with Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and Voya Retirement Insurance and Annuity Company ("VRIAC"), each of which is a direct or indirect wholly owned subsidiary of the Company. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective in-scope individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of the Company. We currently expect that these reinsurance transactions will be carried out on a coinsurance basis, with SLD’s reinsurance obligations collateralized in one of three ways: (1) invested assets placed in a comfort trust; (2) funds withheld basis with invested assets remaining on the respective subsidiaries of the Company; or (3) some combination of these two collateralization structures. Based on values as of March 31, 2020, U.S. GAAP reserves to be ceded under the Individual Life Transaction are expected to be approximately $11.0 billion and are subject to change until closing. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") will result in the disposition of substantially all of the Company's life insurance and legacy non-retirement annuity businesses. The revenues and net results of the Individual Life and Annuities businesses that will be disposed of via reinsurance are reported in businesses exited or to be exited through reinsurance or divestment which is an adjustment to our U.S. GAAP revenues and earnings measures to calculate Adjusted operating revenues and Adjusted operating earnings before income taxes, respectively. In connection with the reinsurance agreements mentioned above, the Company may incur charges associated with the termination or recapture of existing reinsurance arrangements with its reinsurers. After the closing of the transaction, the remaining results of the Individual Life and Annuities disposed of via reinsurance will mainly be comprised of the amortization of intangible balances, such as DAC, VOBA and the deferred cost of reinsurance, and will continue to be an adjustment to our U.S. GAAP revenues and earnings measures to calculate Adjusted operating revenues and Adjusted operating earnings before income taxes.

At the closing of the transaction, in addition to the loss on sale described above, we will recognize a further adjustment to Total shareholders' equity, excluding Accumulated other comprehensive income, associated with the portion of the transaction that involves a sale through reinsurance, to the extent the structure is carried out on a coinsurance basis with a comfort trust.  We currently estimate that we could realize capital gains, net of DAC and tax, on the investment securities we sell into the comfort trust of our reinsurance counterparty, such that the net aggregate reduction in Total shareholders' equity, excluding Accumulated other comprehensive income, due to the Individual Life Transaction would be in the range of $250 million to $750 million. These estimated impacts are subject to changes due to many factors including interest rate movements, asset selections and changes to the structure of the reinsurance transactions, including an ultimate reinsurance structure that is not entirely on a coinsurance basis with a comfort trust.

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Revenues:
Net investment income	$169	$157
Fee income	174	187
Premiums	7	7
Total net realized capital gains (losses)	(26)	29
Other revenue	(2)	—
Total revenues	322	380
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	238	251
Operating expenses	26	24
Net amortization of Deferred policy acquisition costs and Value of business acquired	12	29
Interest expense	2	2
Total benefits and expenses	278	306
Income (loss) from discontinued operations before income taxes	44	74
Income tax expense (benefit)	9	15
Loss on sale, net of tax	(163)	—
Income (loss) from discontinued operations, net of tax	$(128)	$59

The 2018 Transaction

On June 1, 2018, we consummated a series of transactions (collectively, the "2018 Transaction") pursuant to a Master Transaction Agreement with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"). As part of the 2018 Transaction, Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, acquired two of our subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"), and VIAC and other Voya subsidiaries reinsured to Athene substantially all of their fixed and fixed indexed annuities business. The 2018 Transaction resulted in the disposition of substantially all of our Closed Block Variable Annuity ("CBVA") and Annuities businesses.

Income (loss) from discontinued operations for the three months ended March 31, 2019 included an additional loss on sale of $79 related to purchase price true-up amounts with VA Capital which was settled during the second quarter of 2019.

Upon execution of the Individual Life Transaction including the reinsurance arrangements disclosed above, we will continue to hold an insignificant number of Individual Life, Annuities and CBVA policies. These policies are referred to in this Quarterly Report on Form 10-Q as "Residual Runoff Business".

Trends and Uncertainties
We describe known material trends and uncertainties that might affect our business in our Annual Report on Form 10-K for the year ended December 31, 2019, under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties", and in other sections of that document, including "Risk Factors". In addition, we describe below in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") more recently developing known trends and uncertainties that we believe may materially affect our future liquidity, financial condition or results of operations. All statements in this section, other than statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of factors that could cause actual results, performance, or events to differ from those discussed in any forward-looking statement, including in a material manner, see “Note Concerning Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

COVID-19 and its Effect on the Global Economy
Beginning in February 2020, the novel coronavirus infections that had first been reported in China in late 2019 began to emerge in the United States. By March, COVID-19, the disease caused by these infections, had become widespread across the country and in many other countries across the globe, with health systems in some areas experiencing severe capacity constraints and supply shortages. While the daily number of reported cases and deaths from COVID-19 had begun to decline by late April 2020, the disease has continued to spread.

In response, state and local governments in the United States implemented mandatory stay-at-home orders affecting the significant majority of Americans and required that businesses deemed non-essential either shut down or, where possible, operate with employees working from their homes. Similar orders have been implemented in countries around the world, such that a substantial proportion of the global economy is now operating in circumstances that dramatically affect the ability of most businesses to conduct day-to-day operations, and have caused some industries, such as travel and leisure and dine-in food service, to cease almost entirely. Although many regions, both within the United States and overseas, have begun to gradually ease restrictions as an initial peak of infections has passed, it is currently unclear when national economies may again operate under normal or near-normal conditions.

Because these extraordinary circumstances arose so rapidly near the end of the first quarter, the effect on the U.S. and global economies is not yet clear. Preliminary indications, based on government statistics and public-company earnings reports, suggest that, at least in the short-term, the effects may be severe, with many analysts predicting a substantial decline in GDP beginning in the second quarter of 2020 and a historically high unemployment rate in the short term. Longer-term, the economic outlook is even more uncertain, but will likely depend in significant part on progress with respect to effective therapies to treat COVID-19 or a vaccine, or on a marked change to the epidemiological modeling that has influenced public health policy.

In late March and early April 2020, in reaction to the rapidly developing economic turmoil, global financial markets experienced a period of extreme volatility. Equity markets dropped significantly from new highs set in February, although an equally rapid recovery in April has left major indexes only about 15% off those February highs. Credit markets also experienced a significant shock, with 10-year U.S. treasury yields declining approximately 100 bps between late February and early March, and exhibiting a high degree of volatility since that time. The 10-year yield currently sits near an all-time low at approximately 0.7%. Also since late February, shorter-dated treasury rates have approached zero, while the 30-year rate has traded at historic lows below 1.50%. At the same time, corporate credit spreads have increased dramatically. Although the magnitude of these increased spreads has moderated to some degree in the early part of the second quarter, credit markets continue to experience significant volatility, and certain sectors, such as energy and real estate, are under considerable stress. Additionally, commodity markets, in particular for oil, have experienced dramatic declines in prices.

Effect on Voya Financial - Financial Condition, Capital and Liquidity
Because both public health and economic circumstances are changing so rapidly at present, it is impossible to predict how COVID-19 will affect Voya Financial’s future financial condition. Absent a further significant and prolonged market shock, however, we do not anticipate a material effect on our balance sheet, statutory capital, or liquidity. Our capital levels remain strong and significantly above our targets. As of March 31, 2020, our estimated combined RBC ratio was 455%, above our 400% target.

We believe that we have ample liquidity for the foreseeable future, and, with no debt maturities until 2023, we have no immediate need for significant amounts of capital. If a need for additional liquidity were to arise, we continue to have access to our existing credit facilities and our P-CAPS contingent capital facility, and we believe that we also maintain ready access to debt capital markets. Although several ratings agencies have changed their industry outlooks for U.S. life insurance companies, we have not had any change to our corporate credit ratings or outlooks, or on the financial strength ratings of our insurance subsidiaries.

We completed repurchases of approximately $400 million of our common shares in the first quarter of 2020, although we ceased repurchases later in the first quarter as a prudent measure in light of current market uncertainties. We do not anticipate any reduction in our dividend.

The dividends-paying capacity of our insurance subsidiaries could decline if asset impairments significantly increase, or our asset portfolio experiences a material number of ratings downgrades and we are required to hold additional amounts of risk-based capital. If this effect is pronounced, as might be the case in an extended or particularly deep recession, the impact on our holding company liquidity could be significant. In such a case, we would need to consider additional steps to preserve liquidity at the holding company, which could include reducing or eliminating planned share buybacks or our dividend. In extreme scenarios, we might need to seek waivers from our bank lenders for net worth covenants contained in our credit facilities. See “-Investments-Potential

Credit Related COVID-19 Exposures” in this Management’s Discussion and Analysis for a discussion of our asset portfolio exposures to certain sectors that have been particularly affected by the economic conditions created by COVID-19 and “-Liquidity and Capital-Credit Facilities” for a discussion of our credit facilities. To the extent that our credit ratings or outlooks are downgraded due to adverse developments in our general account or for other reasons, we may face more difficulty accessing credit markets should we seek to do so as a means of generating liquidity.

To the extent that an economic downturn affects our estimates of future profitability, we may also be required to establish an additional valuation allowance against our deferred tax assets, which would reduce the carrying value of such assets. With respect to our GAAP balance sheet, such reductions would decrease our GAAP equity and increase our leverage ratios. The statutory surplus of our insurance subsidiaries could also be affected if there is a reduction in the statutory carrying value of our deferred tax asset admitted for statutory purposes.

Effect on Voya Financial - Consolidated Results of Operations

Predicting with accuracy the consequences of COVID-19 on our results of operations is impossible. Based on current information, however, we believe that the most significant effects of adverse economic conditions will be on our fee-based income, with net investment income experiencing milder effects. Underwriting income, which will principally be affected by increases to mortality and morbidity due to the disease, could also face significant declines, particularly under severe epidemiological scenarios.

Effects on fee income or net investment income could be material to our results, particularly if a recession were to be deeper or more prolonged than we currently anticipate, although we do not currently believe that such effects will materialize in the near term. And although longer-term effects are more difficult to judge should adverse economic conditions persist, we currently believe that sufficient management actions should be available, particularly with respect to expenses and capital management, to meaningfully offset, on a per-share basis, the effect of such conditions on our earnings in 2021.

Fee income is affected significantly by levels of AUM, which in turn depends on average daily equity market prices throughout the quarter. Although equity prices had declined materially by the end of the first quarter, average daily prices for the quarter were significantly higher than in the first quarter of 2019. Accordingly, the effect on our fee income of the decline in equity prices experienced in the first quarter is likely to be more pronounced in the second quarter. As an example, if the S&P 500 index levels as of April 30 were to remain constant through the end of second quarter, the average daily S&P 500 index level would be down approximately 6% in the second quarter, as compared to the first quarter. This would be the case even though the closing S&P 500 index level on April 30 was more than 12% higher than the closing level on March 30. We estimate that, for every 1% decline in the average daily level of the S&P 500 index, our annual operating earnings decline by approximately $4-5 million.

Underwriting income in our Employee Benefits and Individual Life businesses (with respect to the latter, until we close our divestment of that business) would be adversely affected to the extent that mortality claims for individual or group life policies, or medical expense claims under voluntary benefit or stop loss policies, exceed the related reserves and deductibles. Accordingly, to the extent that COVID-19 leads to a material increase in overall mortality or medical expense among our insured population, our financial results could be materially affected.

Effect on Segment Results of Operations

Retirement

In Retirement, we believe the primary consequences of COVID-19 will result from changes in equity prices, interest rates and spreads, and increased market volatility. Our business will also be affected by reduced participant counts and AUM / AUA, due to:

•	lower forecasted sales volumes, particularly in corporate markets, as companies delay new plan RFPs, offset in part by anticipated lower plan surrenders;

•	a decline in deposits, as plan sponsors suspend or reduce matching contributions;

•	furloughs and terminations of plan participants; and

•	an increase in participant loans, hardship withdrawals, and qualifying CARES Act distributions and withdrawals, offset to some extent by a reduction in required minimum distributions.

The recently enacted federal CARES Act eliminates many disincentives for plan withdrawals and loans, although it has not yet resulted in any significant increase in withdrawals or loans among our plan participants. Although some CARES Act provisions automatically apply to participants and plans without further action, those provisions that significantly relax restrictions on loans and distributions must be affirmatively elected by plan sponsors. Based on our experience to date, we believe that a significant number of employers, particularly those who sponsor smaller plans, will decline to adopt these provisions.

Full-service corporate revenues will be affected more significantly by reduced AUM than by declines in participant counts, while the converse is true for Recordkeeping.

In aggregate, we anticipate near-term pressure on Retirement net flows and earnings, with effects weighted more heavily towards our full-service corporate markets business and less on recordkeeping business. Although the impact will primarily be on fee-based income, we estimate that lower interest rates will contribute to a run-rate reduction of approximately $15 million in spread-based income over 2020. Longer-term effects will depend significantly on equity market performance and prevailing interest rate levels, as well as the magnitude and duration of elevated unemployment levels. We believe that expense reductions and other management actions would be available to offset a portion of any impact.

Investment Management

Effects from COVID-19 on our Investment Management business are driven primarily by the significant dislocations and price declines experienced in both the fixed income and equity markets at the end of the first quarter, lower anticipated AUM throughout the remainder of 2020 and into 2021 due to asset price levels and a reduction in anticipated net flows, and a potential reduction or delay in the issuances of certain investment vehicles. To the extent the economy experiences widespread credit downgrades or insolvencies, we could be disproportionately affected compared to other asset managers due to our investment management business’ focus on fixed income assets.

Despite these headwinds, we expect healthy year-over-year net flows in 2020, with strong institutional market sales helping to offset retail sales that are likely to be more adversely affected by market conditions. Lower asset prices, combined with reduced flows, will put meaningful pressure on management fee income and operating margins throughout the remainder of 2020 and potentially into 2021.

Investment capital results, which include fund management carried interests and performance fees, will also be adversely affected by depressed market levels.

Employee Benefits

In Employee Benefits, effects from COVID-19 are likely to be seen primarily in increased mortality claims on group life policies, and in a reduction in anticipated premium revenues, with premium revenues particularly affected in a more severe recession scenario with significant and prolonged unemployment. We currently do not expect a significant increase in medical stop loss claims, since we believe most COVID-19 related claims are likely to fall below applicable deductibles.

Because the sales cycle for our Employee Benefits products is weighted heavily towards the start of the calendar year, we do not anticipate a material effect on full-year 2020 sales due to COVID-19. To the extent that market and workplace disruptions persist further into 2020, we will likely see an effect on the 2021 sales cycle, especially in group life & disability and voluntary sales. Although new case sales are likely to decline, we anticipate an offset from higher in-force case retention.

Premium revenues will face headwinds from increased levels of unemployment as participant counts decrease, although the impact could be muted to some extent by increased participation rates in voluntary products. The magnitude and duration of this effect is likely to be proportional to the depth and length of adverse economic conditions, particularly employment rates.

We expect mortality claims in group life to be elevated through the second half of 2020 and into early 2021 due to COVID-19 related deaths, with the magnitude of such claims dependent on mortality rates from the disease. Voluntary claims are likely to be similarly affected to the extent that COVID-19 increases hospitalizations and related medical expenses. Because COVID-19 disproportionately affects older individuals, and our group life policies generally insure the lives of working-age individuals, the impact of population-wide mortality rates should be mitigated to some extent by the younger average age of our covered lives. While the prevalence of COVID-19 among the U.S. population, and its mortality rate, has been difficult or impossible to determine, unless mortality experience materially exceeds that predicted by most epidemiological models, we believe that increased claims will have a significant, but not material, effect on the financial results of our Employee Benefits business in 2020. We currently estimate that, for every 100,000 incremental deaths in the United States due to COVID-19, operating earnings of our Employment Benefits segment would decline by approximately $25 to $45 million due to increased claims.

Individual Life

Although we have entered into an agreement to sell our Individual Life business, the financial performance of that business continues to be reflected in our financial results until that transaction closes, which we currently expect to occur in the third quarter of 2020. Individual Life financial performance is reported partially within discontinued operations and partially as a non-operating adjustment to our consolidated net income.

As with the group life policies that we have underwritten in our Employee Benefits business, we would expect Individual Life mortality claims to be elevated for the next several quarters due to COVID-19 related deaths, with the magnitude of such claims dependent on mortality rates from the disease. As is the case with group life claims, unless mortality experience related to COVID-19 materially exceeds that predicted by most epidemiological models, we believe that increased death claims will have a significant, but not material, effect on the financial results of our Individual Life business over that time. We currently estimate that, for every 100,000 incremental deaths in the United States due to COVID-19, the earnings of our Individual Life segment would decline by approximately $10 to $30 million due to increased claims.

Effect on Voya Financial Business Operations

The mandatory business shutdowns and stay-at-home orders implemented in most states have required us to make significant changes to the way in which we conduct day-to-day business. Although our business has been deemed an essential service in most or all jurisdictions in which we operate, the vast majority of Voya Financial employees have been working from home since March 2020. Based on our experience to date, this transition has been very successful. In particular, our customer service and IT functions have exhibited a high degree of performance under these conditions. Although we have begun preparations for an eventual return to a traditional office-based workforce, it is currently unclear when or in what manner that may happen.

Despite this considerable success, like others in our industry we are experiencing some adverse effects from such a significant change to our business model. Sales visits, client presentations, and other direct customer contact opportunities have moved to virtual interactions, and many clients or potential clients have reduced their sales-related activity, which has affected sales pipelines and other revenue sources. Activities such as transaction processing and document handling, which generally require physical presence within our offices, have continued without incident, but are made more difficult with only skeleton staff available on-site.

The transition to work-from-home also increases vulnerabilities to cybersecurity threats and other fraudulent activities. Although we are remaining vigilant on this issue and have not experienced any significant incidents, we are expending a substantial amount of resources to defend against potential attacks, which may occur while in this state of heightened risk.

In addition, our business process and IT operations depend to a significant extent on outsourcing providers and a joint venture based in India, which is currently subject to a strict countrywide lockdown that requires the employees of these companies to work from home. Although our joint venture operations did not experience any notable disruptions from this transition, several outsourcing providers have experienced difficulty in moving their employee bases to a work-from-home arrangement. While these difficulties have not yet materially interfered with our business operations, there is a risk of future disruptions, particularly if the Indian lockdown persists for an extended period of time.

Interest Rates

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•
Our continuing business general account investment portfolio, which was approximately $51.8 billion as of March 31, 2020, consists predominantly of fixed income investments and had an annualized earned yield of approximately 5.0% in the first quarter of 2020. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2020 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

Further changes in interest rates, whether positive or negative, would likely have modest effects on our future Adjusted operating earnings. For example, we estimate that a 100 basis point increase or decrease in corporate bond yields over the next three years would generally increase or decrease our Adjusted operating earnings by approximately $10 to $60 million over that period, with the impacts increasing from the lower to the higher end of the range the longer the rate change persists.

Discontinued Operations

As described above, as of December 31, 2019, we recorded an estimated loss on sale, net of tax of $1,108 related to the Individual Life Transaction. In addition, the Company is required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Individual Life Transaction. As such, Income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2020 includes an additional estimated loss on sale of $163, net of tax. The estimated loss on sale, net of tax as of March 31, 2020 of $1,271 represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell. The purchase price in the transaction is approximately $1.25 billion, with an adjustment based on the adjusted capital and surplus of SLD, SLDI and RRII at closing including the assumption of surplus notes.

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

The Organizational Restructuring initiatives described above have resulted in recognition of severance and organizational transition costs and are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. For the three months ended March 31, 2020 and 2019, we incurred Organizational Restructuring expenses of $19 million and $83 million, respectively, of severance and organizational transition costs associated with continuing operations.

In addition to the restructuring costs incurred above, the anticipated reduction in employees from the execution of the initiatives described above triggered an immaterial curtailment loss and related re-measurement gain of our qualified defined benefit pension plan as of January 31, 2019, which was recorded during the first quarter of 2019.

Including the expense of $19 million for the three months ended March 31, 2020, the aggregate amount of Organizational Restructuring expenses we expect to incur is in the range of $250 million to $300 million. We anticipate that these costs, which will include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs, will occur at least through the end of 2020.

Pursuant to the Individual Life Transaction, we will divest or dissolve four regulated insurance entities, including its life companies domiciled in Colorado and Indiana, and captive entities domiciled in Arizona. We will also divest Voya America Equities LLC, a regulated broker-dealer, and transfer or cease usage of a substantial number of administrative systems. As such, we will undertake further restructuring efforts to reduce stranded expenses associated with our Individual Life business as well as our corporate and shared services functions. Through the closing of the Individual Life Transaction, we anticipate incurring additional restructuring expenses directly related to the disposition. These collective costs, which include severance, transition and other costs, cannot currently be estimated but could be material. Total Organizational Restructuring expenses for the three months ended March 31, 2020 include $4 million which is reflected in Income (loss) from discontinued operations, net of tax.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Revenues:
Net investment income	$698	$658
Fee income	505	482
Premiums	608	575
Net realized capital gains (losses)	(233)	(12)
Other revenue	92	114
Income (loss) related to consolidated investment entities	15	5
Total revenues	1,685	1,822
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	882	934
Operating expenses	640	682
Net amortization of Deferred policy acquisition costs and Value of business acquired (1)	76	57
Interest expense	40	42
Operating expenses related to consolidated investment entities	3	5
Total benefits and expenses	1,641	1,720
Income (loss) from continuing operations before income taxes	44	102
Income tax expense (benefit)	(6)	9
Income (loss) from continuing operations	50	93
Income (loss) from discontinued operations, net of tax	(128)	(20)
Net Income (loss)	(78)	73
Less: Net income (loss) attributable to noncontrolling interest	6	(1)
Less: Preferred stock dividends	14	10
Net income (loss) available to our common shareholders	$(98)	$64
(1) Refer to DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further detail.

The following table presents information about our Operating expenses for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Operating expenses:
Commissions	$149	$186
General and administrative expenses:
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	—	(66)
Restructuring expenses	19	86
Other general and administrative expenses	498	501
Total general and administrative expenses	517	521
Total operating expenses, before DAC/VOBA deferrals	666	707
DAC/VOBA deferrals	(26)	(25)
Total operating expenses	$640	$682

The following table presents AUM and AUA as of the dates indicated:

	As of March 31,
($ in millions)	2020	2019
AUM and AUA:
Retirement (1)	$385,877	$391,856
Investment Management	257,672	259,610
Employee Benefits	1,780	1,767
Eliminations/Other	(107,514)	(105,850)
Total AUM and AUA(1) (2)	$537,815	$547,383

AUM	292,510	298,180
AUA(1)	245,305	249,203
Total AUM and AUA(1) (2)	$537,815	$547,383
(1) Retirement includes Assets Under Advisement, which are presented in AUA.
(2) Includes AUM and AUA related to the Individual Life and 2018 Transactions, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

The following table presents a reconciliation of Income (loss) from continuing operations to Adjusted operating earnings before income taxes and the relative contributions of each segment to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Income from continuing operations before income taxes	$44	$102
Less Adjustments(1):
Net investment gains (losses) and related charges and adjustments	(8)	13
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(89)	(4)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	9	9
Income (loss) attributable to noncontrolling interest	6	(1)
Income (loss) related to early extinguishment of debt	—	—
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	66
Dividend payments made to preferred shareholders	14	10
Other adjustments	(22)	(92)
Total adjustments to income (loss) from continuing operations before income taxes	$(90)	$1

Adjusted operating earnings before income taxes by segment:
Retirement	$124	$129
Investment Management	40	34
Employee Benefits	61	38
Corporate	(91)	(100)
Total adjusted operating earnings before income taxes	$134	$101
(1) Refer to the Segments Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for a description of these items.

The following table presents a reconciliation of Total revenues to Adjusted operating revenues and the relative contributions of each segment to Adjusted operating revenues for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Total revenues	$1,685	$1,822
Adjustments(1):
Net realized investment gains (losses) and related charges and adjustments	(8)	13
Gains (losses) on change in fair value of derivatives related to guaranteed benefits	(90)	(4)
Revenues related to businesses exited or to be exited through reinsurance or divestment	344	398
Revenues attributable to noncontrolling interest	9	4
Other adjustments	33	82
Total adjustments to revenues	$288	$493

Adjusted operating revenues by segment:
Retirement	$677	$648
Investment Management	166	148
Employee Benefits	543	508
Corporate	11	25
Total adjusted operating revenues	$1,397	$1,329
(1) Refer to the Segments Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for a description of these items.

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

The following table presents the adjustment to Income (loss) from continuing operations before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Other-than-temporary impairments	$(20)	$(26)
CMO-B fair value adjustments(1)	52	27
Gains (losses) on the sale of securities	(16)	(1)
Other, including changes in the fair value of derivatives	(26)	8
Total investment gains (losses) including businesses to be exited through reinsurance or divestment	(10)	8
Net amortization of DAC/VOBA and other intangibles on above	1	(1)
Net investment gains (losses) including businesses to be exited through reinsurance or divestment	(9)	7
Less: Net investment gains (losses) related to the businesses to be exited through reinsurance or divestment, net of DAC/VOBA and other intangibles	(1)	(2)
Net investment gains (losses) excluding businesses to be exited through reinsurance or divestment	$(10)	$9
(1) For a description of our CMO-B portfolio, refer to Investments - CMO-B Portfolio in Part I, Item 2. of this Quarterly report on Form 10-Q.

The following table presents the adjustment to Income (loss) from continuing operations before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Gain (loss), excluding nonperformance risk	$(91)	$(4)
Gain (loss) due to nonperformance risk	2	—
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	(89)	(4)
Net amortization of DAC/VOBA and sales inducements	—	—
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$(89)	$(4)

The following tables present businesses exited or to be exited through reinsurance or divestment adjustments to Income (loss) from continuing operations and Total revenues for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Income (loss) related to businesses exited through reinsurance or divestment	$(14)	$(8)
Income (loss) related to businesses to be exited through reinsurance or divestment	23	17
Total income (loss) related to business exited or to be exited through reinsurance or divestment	$9	$9

	Three Months Ended March 31,
($ in millions)	2020	2019
Revenues related to businesses exited through reinsurance or divestment	$(30)	$44
Revenues related to businesses to be exited through reinsurance or divestment	374	354
Total revenues related to business exited or to be exited through reinsurance or divestment	$344	$398

The following table presents summary information related to the Income (loss) from discontinued operations, net of tax for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Individual Life Transaction	$(128)	$59
2018 Transaction (1)	—	(79)
Income (loss) from discontinued operations, net of tax (2)	$(128)	$(20)
(1) Represents purchase price true-up amount settled during the three months ended March 31, 2019.
(2) Refer to Overview in Part I, Item 2. of this Quarterly Report on Form 10-Q for further detail.

The following table presents significant items included in Income (loss) from discontinued operations, net of tax related to the
Individual Life Transaction for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Loss on sale, net of tax excluding costs to sell	$(163)	$—
Transaction costs	—	—
Net results of discontinued operations	26	44
Income tax benefit (expense)	9	15
Income (loss) from discontinued operations, net of tax (1)	$(128)	$59
(1) Refer to Overview in Part I, Item 2. of this Quarterly Report on Form 10-Q for further detail.

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

Consolidated - Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net Income (Loss)

Net investment income increased $40 million from $658 million to $698 million primarily due to:

•	higher alternative investment income in the current period primarily driven by the impact of equity market performance; and

•	the impact of the current interest rate environment on fair value adjustments.

This increase was partially offset by:

•	the impact of the current interest rate environment on reinvestment rates; and

•	lower prepayment fee income.

Fee income increased $23 million from $482 million to $505 million primarily due to:

•
an increase in average separate account and institutional/mutual fund AUM in our Retirement segment driven by market performance and the cumulative impact of positive net flows resulting in higher full service fees; and

•	higher management and administrative fees earned in our Investment Management segment due to higher average external client AUM driven by market performance.

Premiums increased $33 million from $575 million to $608 million primarily due to:

•	higher premiums driven by growth in the stop loss and voluntary blocks of business in our Employee Benefits segment.

Net realized capital losses increased $221 million from $12 million to $233 million primarily due to:

•	an unfavorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements partially offset by a gain due to nonperformance risk;

•	losses from market value changes associated with business reinsured, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders; and

•	an unfavorable change in Net investment gains (losses) and related charges and adjustments primarily due to interest rate and equity market movements, discussed below.

Other revenue decreased $22 million from $114 million to $92 million primarily due to:

•	lower revenue resulting from transition services agreements;

•	unfavorable market value adjustments on separate accounts in our Retirement segment; and

•	lower broker-dealer revenues in our Retirement segment.

Interest credited and other benefits to contract owners/policyholders decreased $52 million from $934 million to $882 million primarily due to:

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which are fully offset by a corresponding amount in Net realized capital gains (losses); and

•	lower policy count and assets under management due to runoff in our business to be reinsured.

The decrease was partially offset by:

•	unfavorable net mortality and higher reinsurance costs in our business to be reinsured.

Operating expenses decreased $42 million from $682 million to $640 million primarily due to:

•	lower restructuring charges in the current period; and

•	lower Stranded Costs.

The decrease was partially offset by:

•	a net actuarial gain related to our pension and other postretirement benefit obligations during the prior period; and

•	an increase in growth-based expenses in our Retirement and Employee Benefit segments.

Net amortization of DAC/VOBA increased $19 million from $57 million to $76 million primarily due to:

•	unfavorable unlocking in our Retirement segment primarily driven by separate account market performance in the current period.

Income from continuing operations before income taxes decreased $58 million from $102 million to $44 million primarily due to:

•	an unfavorable change in Net guaranteed benefit hedging gains (loss) and related charges and adjustments primarily due to changes in interest rates, discussed below;

•	Immediate recognition of net actuarial gain related to pension plan adjustments and curtailments in the prior period, discussed below; and

•	an unfavorable change in Net investment gains and related charges and adjustments, discussed below.

The decrease was partially offset by:

•	a favorable change in Other adjustments due to lower restructuring charges in the current period;

•	higher Adjusted operating earnings before income taxes, discussed below; and

•	higher Income attributable to noncontrolling interest.

Income tax expense (benefit) changed $15 million from an expense of $9 million to a benefit of $6 million primarily due to:

•	a decrease in income before income taxes;

•	a decrease in nondeductible expenses; and

•	an increase in tax credits.

The change was partially offset by:

•	a decrease in the dividends reduction deduction ("DRD").

Loss from discontinued operations, net of tax increased $108 million from $20 million to $128 million primarily due to:

•	an unfavorable adjustment to the Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the current period; and

•	a decrease in Net results from discontinued operations related to the Individual Life Transaction.

The increase was partially offset by:

•	an unfavorable adjustment to the 2018 Transaction loss on sale, net of tax excluding costs to sell made in the prior period.

Adjusted operating Earnings before Income Taxes

Adjusted operating earnings before income taxes increased $33 million from $101 million to $134 million primarily due to:

•	higher premiums driven by growth of the stop loss and voluntary blocks of business in our Employee Benefits segment;

•	higher alternative investment income;

•	higher fee revenue in our Retirement and Investment Management segments driven by growth in AUM; and

•	lower Stranded Costs in the current period related to the 2018 Transaction due to increased benefits from cost saving initiatives.

The increase was partially offset by:

•	higher expenses primarily resulting from business growth in our Retirement and Employee Benefits segments and favorable non-recurring expenses in our Investment Management segment in the prior period;

•	unfavorable DAC/VOBA unlocking in our Retirement segment primarily driven by changes in equity markets;

•	lower revenue resulting transition services agreements in our Corporate segment associated with the 2018 Transaction; and

•	lower investment spread income in our Retirement segment.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

Net investment gains (losses) and related charges and adjustments changed $21 million from a gain of $13 million to a loss of $8 million primarily due to:

•	unfavorable changes in the fair value of derivatives;

•	higher losses on the sale of securities in the current period; and

•	prior period losses included in Business exited or to be exited through reinsurance or divestment which did not repeat in the current period.

The decrease was partially offset by:

•	favorable changes in CMO-B fair value adjustments as a result of equity market and interest rate movements; and

•	lower impairments.

Net guaranteed benefit hedging losses and related charges and adjustments increased $85 million from $4 million to $89 million primarily due to:

•	higher unfavorable changes in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of changes in interest rates.

The increase was partially offset by:

•	gains due to nonperformance risk in the current period.

Immediate recognition of net actuarial gains related to pension and other postretirement benefit obligations and gains from plan adjustments and curtailments decreased $66 million due to the remeasurement of the pension plan as a result of a curtailment in the prior period.

Other adjustments to operating earnings decreased $70 million from a loss of $92 million to a loss of $22 million primarily due to:

•	higher costs recorded in the prior period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Results of Operations - Segment by Segment

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$437	$415
Fee income	216	199
Premiums	2	1
Other revenue	22	33
Total adjusted operating revenues	677	648
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	235	231
Operating expenses	282	268
Net amortization of DAC/VOBA	36	20
Total operating benefits and expenses	553	519
Adjusted operating earnings before income taxes(1)	$124	$129
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.
The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of March 31,
($ in millions)	2020	2019
Corporate markets	$62,562	$65,366
Tax-exempt markets	62,504	64,610
Total full service plans	125,066	129,976
Stable value(1) and pension risk transfer	11,423	10,558
Retail wealth management	9,273	9,881
Total AUM	145,762	150,415
AUA (2)	240,115	241,441
Total AUM and AUA (2)	$385,877	$391,856
(1) Where Voya is the Investment Manager. Stable Value assets move from AUM to AUA when Voya no longer serves as Investment Manager but continues to provide a book value guarantee.
(2) Starting first quarter of 2019, Assets Under Advisement are presented in AUA, which includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets.

	As of March 31,
($ in millions)	2020	2019
General Account	$33,828	$32,784
Separate Account	65,330	71,008
Mutual Fund/Institutional Funds	46,604	46,623
AUA (1)	240,115	241,441
Total AUM and AUA (1)	$385,877	$391,856
(1) Starting first quarter of 2019, Assets Under Advisement are presented in AUA, which includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets.

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Balance as of beginning of period	$164,747	$139,133
Transfer / Adjustment	—	—
Deposits	6,472	5,466
Surrenders, benefits and product charges	(5,189)	(5,373)
Net flows	1,283	93
Interest credited and investment performance	(20,268)	11,189
Balance as of end of period	$145,762	$150,415

Retirement - Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Adjusted operating earnings before income taxes decreased $5 million from $129 million to $124 million primarily due to:

•	unfavorable DAC/VOBA unlocking primarily due to changes in equity markets;

•	higher expenses primarily resulting from business growth; and

•	lower investment spread income.

The decrease was partially offset by:

•	higher alternative asset income; and

•	higher fee revenue resulting from business growth.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$3	$(2)
Fee income	157	145
Other revenue	6	5
Total adjusted operating revenues	166	148
Operating benefits and expenses:
Operating expenses	126	114
Total operating benefits and expenses	126	114
Adjusted operating earnings before income taxes	$40	$34

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended March 31,
($ in millions)	2020	2019
Investment Management intersegment revenues	$26	$26

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of March 31,
($ in millions)	2020	2019
Assets under Management
External clients:
Investment Management sourced	$92,661	$91,091
Affiliate sourced(1)	35,716	36,334
Variable annuities(2)	25,453	26,235
Total external clients	153,830	153,660
General account	56,873	56,021
Total AUM	210,703	209,681
Assets under Administration(3)	46,969	49,929
Total AUM and AUA	$257,672	$259,610
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Reflects AUM associated with the businesses divested as part of the 2018 Transaction.
(3) AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Net Flows:
Investment Management sourced	$1,660	$1,165
Affiliate sourced	515	(554)
Variable annuities(1)	(702)	(550)
Sub-advisor replacements(2)	—	—
Total	$1,473	$61
(1) Reflects net flows associated with the businesses divested as part of the 2018 Transaction.
(2) Reflects net flows mainly associated with outside managed funds.

Investment Management - Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Adjusted operating earnings before income taxes increased $6 million from $34 million to $40 million primarily due to:

•	higher fee revenue primarily due to higher AUM; and

•	improved investment capital returns.

The decrease was partially offset by:

•	higher operating expenses primarily due to a legal recovery in the prior period.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$29	$26
Fee income	15	16
Premiums	500	467
Other revenue	(1)	(1)
Total adjusted operating revenues	543	508
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	364	364
Operating expenses	113	102
Net amortization of DAC/VOBA	5	4
Total operating benefits and expenses	482	470
Adjusted operating earnings before income taxes(1)	$61	$38
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Sales by Product Line:
Group life and Disability	$81	$104
Stop loss	241	236
Total group products	322	340
Voluntary products	80	69
Total sales by product line	$402	$409

Total gross premiums and deposits	$560	$521

Group life and Disability	$704	$720
Stop loss	1,084	1,053
Voluntary	483	390
Total annualized in-force premiums	$2,271	$2,163

Loss Ratios:
Group life (interest adjusted)	78.1%	79.5%
Stop loss	73.2%	77.3%
Total Loss Ratio(1)	69.1%	72.3%
(1) Total Loss Ratio is presented on a trailing twelve month basis.

Employee Benefits - Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Adjusted Operating earnings before income taxes increased $23 million from $38 million to $61 million primarily due to:

•	higher premiums driven by growth of the stop loss and voluntary blocks.

The increase was partially offset by:

•	higher distribution expenses and commissions to support business growth.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$10	$13
Premiums	—	1
Other revenue	1	11
Total adjusted operating revenues	11	25
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	8	8
Operating expenses (1)	37	62
Interest expense (2)	57	55
Total operating benefits and expenses	102	125
Adjusted operating earnings before income taxes	$(91)	$(100)
(1) Includes expenses from corporate activities, and expenses not allocated to our segments. Three months ended March 31, 2020 and 2019 primarily include stranded costs related to the 2018 and Individual Life Transactions and amortization of intangibles.
(2) Includes dividend payments made to preferred shareholders.

Corporate - Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Adjusted operating earnings before income taxes improved $9 million from a loss of $100 million to a loss of $91 million primarily due to:

•	lower Stranded Costs in the current period related to the 2018 Transaction due to increased benefits from cost saving initiatives; and

•	pension benefit which is retained in Corporate effective at the start of the current period.

The increase was partially offset by:

•	lower revenue resulting from transition services agreements associated with the 2018 Transaction; and

•	higher preferred stock dividend payments in the current year.

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

Alternative investment income for the three months ended March 31, 2020 and 2019, respectively, and the average assets of alternative investments as of the dates indicated were as follows:

	Three Months Ended March 31,
($ in millions)	2020	2019
Retirement:
Alternative investment income	$31	$(1)
Average alternative investment	883	705
Investment Management(1):
Alternative investment income	3	(2)
Average alternative investment	230	208
Employee Benefits:
Alternative investment income	3	—
Average alternative investment	95	81

DAC/VOBA and Other Intangibles Unlocking

Changes in Adjusted operating earnings before income taxes and Net income (loss) are influenced by increases and decreases in amortization of DAC, VOBA, deferred sales inducements ("DSI") and unearned revenue ("URR"), collectively, "DAC/VOBA and other intangibles." Unlocking, described below, related to DAC, VOBA, DSI and URR, are referred to as "DAC/VOBA and other intangibles unlocking."

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

We also review the estimated gross profits for each of our blocks of business to determine recoverability of DAC, VOBA and DSI balances each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. Refer to Critical Accounting Judgments and Estimates in Part I, Item 2. of this Quarterly Report on Form 10-Q for more information.

The following table presents the amount of DAC/VOBA and other intangibles unlocking included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Retirement	$(16)	$4
Employee Benefits	—	—
Total DAC/VOBA and other intangibles unlocking	$(16)	$4

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

Parent Company Sources and Uses of Liquidity

Voya Financial, Inc. is largely dependent on cash flows from its operating subsidiaries to meet its obligations. The principal sources of funds available to Voya Financial, Inc. include dividends and returns of capital from its operating subsidiaries, as well as cash and short-term investments, and proceeds from debt issuances, borrowing facilities and equity securities issuances. These sources of funds include the $500 million direct borrowing limit of our Third Amended and Restated Credit Agreement and reciprocal borrowing facilities maintained with Voya Financial, Inc.'s subsidiaries as well as alternate sources of liquidity described below.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Three Months Ended March 31,
($ in millions)	2020	2019
Beginning cash and cash equivalents balance	$212	$209
Sources:
Proceeds from loans from subsidiaries, net of repayments	557	200
Dividends and returns of capital from subsidiaries	—	200
Refund of income taxes, net	—	16
Other, net	2	7
Total sources	559	423
Uses:
Payment of interest expense	27	31
New issuances of loans to subsidiaries, net of repayments	81	71
Amounts paid to subsidiaries under tax sharing agreements, net	—	42
Common stock acquired - Share repurchase	366	250
Share-based compensation	14	15
Dividends paid on preferred stock	14	10
Dividends paid on common stock	20	1
Collateral delivered, net	28	—
Total uses	550	420
Net increase in cash and cash equivalents	9	3
Ending cash and cash equivalents balance	$221	$212

Share Repurchase Program and Dividends to Common Shareholders

On March 13, 2014, our Board of Directors authorized a share repurchase program, pursuant to which we may, from time to time, purchase shares of our common stock through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase, or automatic repurchase transactions, including 10b5-1 plans, or tender offers.

Since 2014, our Board of Directors has periodically renewed our authority to repurchase our shares. On October 31, 2019, the Board of Directors provided share repurchase authorization, increasing the aggregate of the Company's common stock authorized for repurchase by $800 million. The current share repurchase authorization expires on December 31, 2020 (unless extended), and does not obligate the Company to purchase any shares.

The authorization for the share repurchase program may be terminated, increased or decreased by our Board of Directors at any time. As of March 31, 2020, we were authorized to repurchase shares up to an aggregate purchase price of $284 million.

The following table presents repurchases of our common stock through share repurchase agreements with third-party financial institutions during the three months ended March 31, 2020:

Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
December 19, 2019	$200	2,591,093	February 26, 2020	727,368	3,318,461
During the three months ended March 31, 2020, we repurchased 7,390,099 shares of our common stock in open market repurchases for an aggregate purchase price of $366 million.

The following table summarizes our return of capital to common shareholders:

	Three Months Ended March 31,
($ in millions)	2020	2019
Dividends to shareholders	$20	$1
Repurchase of common shares	406	200
Total cash returned to shareholders	$426	$201

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

We had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt as of March 31, 2020. As of March 31, 2020, we had outstanding long-term debt borrowings of $3,042 million. As of March 31, 2020, we were in compliance with our debt covenants.

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

During the three months ended March 31, 2020, we declared and paid dividends of $10 million and $4 million on the Series A and Series B preferred stock, respectively. As of March 31, 2020, there were no preferred stock dividends in arrears. See the Shareholders' Equity Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.

Senior Notes. As of March 31, 2020, Voya Financial, Inc. had four series of senior notes (collectively, the "Senior Notes") with aggregate outstanding principal amount of $1.6 billion. The Senior Notes are guaranteed by Voya Holdings. We are permitted to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

Junior Subordinated Notes. As of March 31, 2020, Voya Financial, Inc. had two series of junior subordinated notes (collectively, the "Junior Subordinated Notes") with aggregate outstanding principal amount of $1.1 billion. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

Aetna Notes. As of March 31, 2020, Voya Holdings was the obligor under three series of debentures (collectively, the "Aetna Notes") with aggregate outstanding principal amount of $358 million, which were issued by a predecessor of Voya Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust subsidiary, has outstanding $13 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the "Equitable Notes"). ING Group, our previous corporate parent, guarantees the Aetna Notes. The Equitable Notes are guaranteed by Voya Financial, Inc.

As of March 31, 2020, the amount of collateral required to avoid the payment of a fee to ING Group was $358 million.

Put Option Agreement for Senior Debt Issuance. We have an off-balance sheet ten-year put option agreement with a Delaware trust that we formed, in connection with the completion of the sale by the trust of $500 million aggregate amount of pre-capitalized trust securities redeemable February 15, 2025 ("P-Caps").The put option agreement provides Voya Financial, Inc. the right to sell to the trust at any time up to $500 million principal amount of its 3.976% Senior Notes due 2025 ("3.976% Senior Notes") and receive in exchange a corresponding principal amount of the U.S. Treasury securities held by the trust. The 3.976% Senior Notes will not be issued unless and until the put option is exercised. In return, we pay a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and reimburse the trust for its expenses. If and when issued, the 3.976% Senior Notes will be guaranteed by Voya Holdings. Our obligations under the put option agreement and the expense reimbursement agreement with the trust are also guaranteed by Voya Holdings.
The P-Caps are to be redeemed by the trust on February 15, 2025 or upon any early redemption of the 3.976% Senior Notes.

Senior Unsecured Credit Facility

As of March 31, 2020, we had a $500 million senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 million of committed capacity for issuing letters of credit and the full $500 million may be utilized for direct borrowings. As of March 31, 2020, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, we are required to maintain a minimum net worth of $6.15 billion, which may increase upon any future equity issuances by us.

Other Credit Facilities

We use credit facilities to provide collateral required primarily under our affiliated reinsurance transactions with captive insurance subsidiaries. We also issue guarantees and enter into financing arrangements in connection with these credit facilities. These arrangements are designed to facilitate the financing of statutory reserve requirements.

The following table summarizes our credit facilities as of March 31, 2020:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	11/01/2024	$500	$—	$500
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. /SLDI	Other(3)	Unsecured	Uncommitted	12/31/2020	300	58	—
Voya Financial, Inc. / SLDI	Individual Life(2)	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / SLDI	Individual Life(2)	Unsecured	Committed	07/01/2037	1,725	1,641	84
Voya Financial, Inc. /Roaring River LLC	Individual Life(2)	Unsecured	Committed	10/01/2025	425	385	40
Voya Financial, Inc. /Roaring River IV, LLC	Individual Life(2)	Unsecured	Committed	12/31/2028	565	358	207
Voya Financial, Inc.	Individual Life(3)	Unsecured	Committed	12/09/2024	300	265	35
Voya Financial, Inc.	Individual Life/Retirement/Other(3)	Unsecured	Committed	02/11/2022	300	300	—
SLDI	Hannover Re(1)	Unsecured	Committed	10/29/2023	61	46	15
Voya Financial, Inc.	Hannover Re(1)(3)	Unsecured	Uncommitted	04/27/2021	125	125	—
Total					$4,786	$3,654	$881
N/A- Not Applicable
(1) Individual Life Reinsurance business acquired by Hannover Re in 2009 via indemnity reinsurance, see "Reinsurance" below for further information.
(2) These facilities will be terminated as a result of the sale of SLD and SLDI to Resolution. Fees associated with these facilities for the three months ended March 31, 2020 and March 31, 2019 were $5 million, respectively.
(3) In December 2019 and January 2020, these facilities were amended to include terms which require us to maintain a minimum net worth of $6.15 billion. The minimum net worth may increase upon any future equity issuances by us.

Total fees associated with credit facilities were $7 million and $8 million for the three months ended March 31, 2020 and 2019, respectively.

Voya Financial, Inc. Credit Support of Subsidiaries

In addition to our Senior Unsecured Credit Facility, Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries in which Voya Financial is either a primary obligor or provides a financial guarantee. As of March 31, 2020, such facilities provided for up to $4.2 billion of capacity, of which $3.4 billion was utilized.

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

•
Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent for the amount of the statutory reserves assumed by SLD. The current amount of reserves outstanding as of March 31, 2020 is $13 million. We expect to restructure this guarantee arrangement in connection with the Individual Life Transaction.

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

We did not recognize any asset or liability as of March 31, 2020 in relation to intercompany indemnifications, guarantees or support agreements. As of March 31, 2020, no circumstances existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of March 31, 2020, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.9 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of March 31, 2020, Voya Financial, Inc. had $626 million outstanding borrowings from subsidiaries and had loaned $245 million to its subsidiaries.

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

With respect to certain reinsurance agreements, based on the amount of reinsurance outstanding as of March 31, 2020 and December 31, 2019, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $13 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

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

Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
	("A.M. Best")(1)	("Fitch")(2)	("Moody's")(3)	("S&P")(4)
Long-term Issuer Credit Rating/Outlook:
Voya Financial, Inc.	withdrawn	BBB+/stable	Baa2/stable	BBB+/Stable

Financial Strength Rating/Outlook:
Voya Retirement Insurance and Annuity Company	(5)	A/stable	A2/stable	A+/Stable
Security Life of Denver Insurance Company	(5)	A/watch negative	A3/under review negative	A+/watch negative
ReliaStar Life Insurance Company	A/stable	A/stable	A2/stable	A+/Stable
ReliaStar Life Insurance Company of New York	A/stable	A/stable	A2/stable	A+/Stable
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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium- or long-term trend in credit fundamentals, which if continued, may lead to a rating change. On April 1, Moody’s changed its outlook for the U.S. life insurance sector to negative from stable. In December 2019, Fitch revised its outlook on the U.S. life insurance sector to negative from stable.  Subsequently, in March of 2020, Fitch revised its rating outlook for the U.S. life insurance sector to negative from stable. Also in March 2020, A.M. Best revised its outlook on the U.S. life insurance sector to negative from stable.

Reinsurance

On November 19, 2008, an existing reinsurance agreement between Scottish Re (U.S.), Inc. ("SRUS") and Ballantyne Re, an Irish public limited company ("Ballantyne Re"), concerning a portion of the business that was originally ceded to Scottish Re as part of the 2004 Transaction, was novated with the result that SLD was substituted for SRUS as the ceding company to Ballantyne Re and made the sole beneficiary of the trust established by to support the reserve requirements of the ceded business. On April 12, 2019, SLD entered into a Lock-Up Support Agreement (the "Lock-Up Agreement") with Ballantyne Re, certain other companies, and holders of certain notes issued by Ballantyne Re in connection with the restructuring of Ballantyne Re. Under the terms of the Lock-Up Agreement, SLD agreed, subject to certain conditions, to enter into a novation and related agreements (the "Novation"). The Novation occurred on June 12, 2019 with the result that Swiss Re Life & Health America Inc. ("Swiss Re") was substituted for Ballantyne Re as the reinsurer effective April 1, 2019. As part of the Novation, Swiss Re established a new trust account with assets supporting its reinsurance obligation to SLD. The Novation did not change SLD's reinsurance coverage related to the reinsured business. As of March 31, 2020, trust assets with a market value of $559 million supported reserves of $622 million. This reinsurance arrangement is reported as held for sale in our Condensed Consolidated Financial Statements.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2020	2019	2020	2019
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$—	$126	$—	$—
Security Life of Denver Insurance Company ("SLD") (CO)	—	52	—	—
ReliaStar Life Insurance Company ("RLI") (MN)	—	—	—	—

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

On March 26, 2019, RRII declared a dividend in the amount of $154 million payable to its parent, SLDI. On the same date, SLDI declared a dividend of $228 million payable to its parent, Voya Financial. Both of these dividends were paid on March 27, 2019.

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

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time. The inputs into our estimates and assumptions consider the economic implications of COVID-19 on our critical and significant accounting estimates. Those estimates are inherently subject to change and actual results could differ from those estimates, and the differences may be material to the accompanying Condensed Consolidated Financial Statements.

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

Estimated loss on businesses held for sale

On December 18, 2019, we entered into the Resolution MTA with Resolution Life US pursuant to which Resolution Life US will acquire all of the shares of the capital stock of SLD and SLDI, including the capital stock of several subsidiaries of SLD and SLDI. This transaction will result in the sale of a significant portion of of our Individual Life business as well as the fixed and variable Annuities business associated with the subsidiaries sold. We have determined that the businesses to be disposed via sale meet the criteria to be classified as held for sale and the sale represents a strategic shift that will have a major effect on our operations. Accordingly, the results of operations of the businesses to be sold have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, and the assets and liabilities of the businesses have been classified as held for sale and segregated for all periods presented in the Condensed Consolidated Balance Sheets. A business classified as held for sale is recorded at the lower of its carrying value or estimated fair value less cost to sell. If the carrying value exceeds its estimated fair value less cost to sell, a loss is recognized. Transactions between the businesses held for sale and businesses in continuing operations that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and the assets, liabilities and results of the businesses held for sale. In connection with the this transaction, we recorded an estimated loss on sale, net of tax, of $1,108 million in the fourth quarter of 2019. The estimated loss on sale, net of tax is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date, which is expected to take place by September 30, 2020. We are required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Transaction. As such, Income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2020 includes an additional estimated loss on sale, net of tax of $163 million, net of tax. For additional information on the Individual Life Transaction and the related estimated loss on sale, net of tax, see Trends and Uncertainties in Part II, Item 7. of our Annual Report on Form 10-K and the Business Held for Sale and Discontinued Operations Note to our accompanying Condensed Consolidated Financial Statements.

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

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles, as well as certain reserves. As of March 31, 2020, there have been no material changes to the sensitivities disclosed in Critical Accounting Judgements and Estimates in Part II. Item 7 of our Annual Report on Form 10-K.

Impairments

Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as amended" ("ASU 2016-13"). The Company adopted ASU 2016-13 using the modified retrospective method for financial assets measured at amortized cost and the prospective method for available-for-sale debt securities as required by ASU 2016-13. As a result beginning January 1, 2020, the Company's accounting for impairments is as follows:

We evaluate our available-for-sale investments quarterly to determine whether there has been a decline in fair value below the amortized cost basis. This evaluation process entails considerable judgment and estimation. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. A severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.

When assessing our intent to sell a security, or if it is more likely than not we will be required to sell a security before recovery of its amortized cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

We use the following methodology and significant inputs in determining whether a credit loss exists:

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

Mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, net of the allowance for credit losses. Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of debt type, capital market factors, and market vacancy rates, and loan-specific risk characteristics such as debt service coverage ratios (“DSCR”), loan-to-value (“LTV”), collateral size, seniority of the loan, segmentation, and property types. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.

Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such analysis can have a significant effect on the results of operations.

For additional information regarding the evaluation process for impairments, see the Investments (excluding Consolidated Investment Entities) Note in our accompanying Condensed Consolidated Financial Statements.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2020		December 31, 2019
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$37,584	71.5%	$39,663	74.0%
Fixed maturities, at fair value using the fair value option	2,855	5.4%	2,707	5.0%
Equity securities, available-for-sale	176	0.3%	196	0.4%
Short-term investments(1)	80	0.2%	68	0.1%
Mortgage loans on real estate	6,947	13.1%	6,878	12.8%
Policy loans	763	1.5%	776	1.4%
Limited partnerships/corporations	1,343	2.6%	1,290	2.4%
Derivatives	875	1.7%	316	0.6%
Other investments	392	0.7%	385	0.7%
Securities pledged	1,555	3.0%	1,408	2.6%
Total investments	$52,570	100.0%	$53,687	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	March 31, 2020
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,076	2.7%	$1,595	3.8%
U.S. Government agencies and authorities	73	0.2%	100	0.2%
State, municipalities and political subdivisions	1,213	3.0%	1,315	3.1%
U.S. corporate public securities	12,721	31.7%	13,956	33.2%
U.S. corporate private securities	5,519	13.7%	5,643	13.4%
Foreign corporate public securities and foreign governments(1)	3,875	9.6%	4,006	9.6%
Foreign corporate private securities(1)	4,522	11.2%	4,416	10.5%
Residential mortgage-backed securities	5,515	13.7%	5,607	13.4%
Commercial mortgage-backed securities	3,629	9.0%	3,484	8.3%
Other asset-backed securities	2,083	5.2%	1,872	4.5%
Total fixed maturities, including securities pledged	$40,226	100.0%	$41,994	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2019
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,074	2.7%	$1,382	3.2%
U.S. Government agencies and authorities	74	0.2%	95	0.2%
State, municipalities and political subdivisions	1,220	3.1%	1,323	3.0%
U.S. corporate public securities	12,980	32.5%	14,938	34.0%
U.S. corporate private securities	5,568	14.0%	6,035	13.8%
Foreign corporate public securities and foreign governments(1)	3,887	9.8%	4,341	10.0%
Foreign corporate private securities(1)	4,545	11.4%	4,831	11.0%
Residential mortgage-backed securities	4,999	12.6%	5,204	11.9%
Commercial mortgage-backed securities	3,402	8.5%	3,574	8.2%
Other asset-backed securities	2,058	5.2%	2,055	4.7%
Total fixed maturities, including securities pledged	$39,807	100.0%	$43,778	100.0%
(1)Primarily U.S. dollar denominated.

As of March 31, 2020, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 8.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,595	$—	$—	$—	$—	$—	$1,595
U.S. Government agencies and authorities	100	—	—	—	—	—	100
State, municipalities and political subdivisions	1,193	120	—	—	—	2	1,315
U.S. corporate public securities	6,224	6,962	657	103	10	—	13,956
U.S. corporate private securities	1,965	3,367	168	131	12	—	5,643
Foreign corporate public securities and foreign governments(1)	1,652	2,176	137	41	—	—	4,006
Foreign corporate private securities(1)	495	3,690	192	39	—	—	4,416
Residential mortgage-backed securities	5,294	239	31	—	21	22	5,607
Commercial mortgage-backed securities	3,151	281	50	2	—	—	3,484
Other asset-backed securities	1,615	198	14	13	32	—	1,872
Total fixed maturities	$23,284	$17,033	$1,249	$329	$75	$24	$41,994
% of Fair Value	55.4%	40.5%	3.0%	0.8%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,382	$—	$—	$—	$—	$—	$1,382
U.S. Government agencies and authorities	95	—	—	—	—	—	95
State, municipalities and political subdivisions	1,200	121	—	—	—	2	1,323
U.S. corporate public securities	6,783	7,327	682	124	22	—	14,938
U.S. corporate private securities	2,095	3,620	157	148	15	—	6,035
Foreign corporate public securities and foreign governments(1)	1,758	2,389	148	46	—	—	4,341
Foreign corporate private securities(1)	505	4,050	232	44	—	—	4,831
Residential mortgage-backed securities	5,030	111	18	1	19	25	5,204
Commercial mortgage-backed securities	3,166	322	66	12	8	—	3,574
Other asset-backed securities	1,765	209	21	3	57	—	2,055
Total fixed maturities	$23,779	$18,149	$1,324	$378	$121	$27	$43,778
% of Fair Value	54.2%	41.5%	3.0%	0.9%	0.3%	0.1%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	March 31, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,595	$—	$—	$—	$—	$1,595
U.S. Government agencies and authorities	95	5	—	—	—	100
State, municipalities and political subdivisions	84	754	355	120	2	1,315
U.S. corporate public securities	160	910	5,567	6,567	752	13,956
U.S. corporate private securities	105	151	1,830	3,300	257	5,643
Foreign corporate public securities and foreign governments(1)	14	363	1,293	2,130	206	4,006
Foreign corporate private securities(1)	—	—	567	3,671	178	4,416
Residential mortgage-backed securities	4,165	180	200	389	673	5,607
Commercial mortgage-backed securities	1,444	390	741	773	136	3,484
Other asset-backed securities	360	390	828	204	90	1,872
Total fixed maturities	$8,022	$3,143	$11,381	$17,154	$2,294	$41,994
% of Fair Value	19.1%	7.5%	27.1%	40.8%	5.5%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,382	$—	$—	$—	$—	$1,382
U.S. Government agencies and authorities	89	6	—	—	—	95
State, municipalities and political subdivisions	83	757	360	121	2	1,323
U.S. corporate public securities	152	924	5,715	7,373	774	14,938
U.S. corporate private securities	148	184	1,882	3,494	327	6,035
Foreign corporate public securities and foreign governments(1)	13	377	1,353	2,378	220	4,341
Foreign corporate private securities(1)	—	—	591	4,022	218	4,831
Residential mortgage-backed securities	3,768	175	110	383	768	5,204
Commercial mortgage-backed securities	1,397	365	872	777	163	3,574
Other asset-backed securities	393	411	920	215	116	2,055
Total fixed maturities	$7,425	$3,199	$11,803	$18,763	$2,588	$43,778
% of Fair Value	17.0%	7.3%	27.0%	42.8%	5.9%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Potential Credit Related COVID-19 Exposures

The following table presents our fixed maturities portfolio exposure to sectors that we believe may be particularly affected by the economic consequences of COVID-19:

($ in millions)	March 31, 2020
						NAIC Rating (%)
	Fair Value	Fair Value %	Unrealized Capital Gain/Loss	% Public	% Private	1	2	3	4-6
Energy	$2,501	6.0%	$(191)	71%	29%	22.3%	62.1%	8.5%	7.1%
Midstream	1,054	2.6%	(52)	66%	34%	5.7%	86.1%	6.2%	2.0%
Independent Energy	553	1.3%	(124)	71%	29%	39.6%	30.5%	17.3%	12.6%
Integrated Energy	475	1.1%	12	90%	10%	51.8%	27.9%	6.2%	14.1%
Refining	176	0.4%	(2)	92%	8%	—%	97.3%	2.7%	—%
Oil Field Services	243	0.6%	(25)	42%	58%	13.5%	71.5%	7.5%	7.5%
Metals	599	1.4%	34	75%	25%	15.8%	77.1%	7.1%	—%
Airlines/Aircraft Leasing	254	0.6%	(24)	40%	60%	29.4%	61.1%	1.4%	8.1%
Restaurants	244	0.6%	9	94%	6%	1.5%	93.0%	0.2%	5.3%
Airports	120	0.3%	(7)	38%	62%	14.6%	66.4%	19.0%	—%
Lodging	218	0.5%	(54)	87%	13%	61.2%	23.4%	15.4%	—%
Automotive	450	1.1%	(25)	47%	53%	23.4%	58.5%	11.0%	7.1%
Retailers	1,118	2.7%	108	80%	20%	49.2%	46.4%	2.4%	2.0%
COVID-19 Subtotal	5,504	13.2%	(150)	71%	29%	27.9%	60.2%	7.1%	4.8%
Remaining Portfolio	36,490	86.8%	1,898	77%	23%	57.4%	36.4%	2.3%	3.9%
Grand Total	$41,994	100.0%	$1,748	76%	24%	53.6%	39.5%	2.9%	4.0%

To the extent that issuers of these securities suffer economic distress, impairments among our portfolio assets may increase, perhaps significantly, which would reduce the carrying value of these assets for statutory purposes and decrease our admitted statutory capital. Such distress, or a further general deterioration in credit markets, could also result in ratings downgrades across our portfolio, which would require our insurance subsidiaries to hold additional amounts of risk-based capital.  In both cases, the amount of our excess capital above our targets would decline, and if the reductions were significant enough, we might be required to use available sources of liquidity to fund additional statutory capital requirements.

In April 2020, we analyzed a hypothetical “moderate” stress scenario on our excess capital levels and determined that such a scenario would reduce our excess capital levels by approximately $300 million. We also determined that a more severe hypothetical stress scenario would reduce our excess capital levels by approximately $600 million. Although we believe that these scenarios reflect the range of adverse conditions that we might reasonably experience due to COVID-19, it is possible that outcomes are worse, perhaps materially so. The effects on our capital in such scenarios reflect only the impact from impairments or ratings downgrades on our asset portfolio, and not from declines in our earnings (including from increased claims) that might also result from COVID-19.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $1,363 million from $91 million to $1,454 million for the three months ended March 31, 2020. As a result of the COVID-19 pandemic, credit markets experienced a significant shock in March.  While treasury yields declined during the period, corporate credit spreads have widened dramatically.  Unrealized capital losses increased significantly during the quarter, notably in structured securities and energy holdings. See “-Overview - Trends and Uncertainties in this Management’s Discussion and Analysis.

As of March 31, 2020 and December 31, 2019, we held three fixed maturities with unrealized capital losses in excess of $10 million. As of March 31, 2020 and December 31, 2019, the unrealized capital losses on these fixed maturities equaled $43 million or 2.9% and $13 million or 14.2% of the total unrealized losses, respectively.

As of March 31, 2020, we held $2.5 billion of energy sector fixed maturity securities, constituting 6.0% of the total fixed maturities portfolio, with gross unrealized capital losses of $294 million, including two energy sector fixed maturity securities with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturity securities equaled $32 million. As of March 31, 2020, our fixed maturity exposure to the energy sector is comprised of 88.5% investment grade securities.

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

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	March 31, 2020			December 31, 2019
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$3,291	$3,394	91.7%	$3,131	$3,273	95.4%
2	270	237	6.4%	104	105	3.1%
3	28	26	0.7%	12	12	0.3%
4	—	—	—%	—	—	—%
5	9	21	0.6%	8	18	0.5%
6	15	22	0.6%	19	25	0.7%
Total	$3,613	$3,700	100.0%	$3,274	$3,433	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	March 31, 2020			December 31, 2019
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$15,162	$209	$436	$13,772	$58	$131

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	March 31, 2020			December 31, 2019
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$262	$357	9.7%	$273	$350	10.2%
Interest Only (IO)	163	167	4.5%	179	183	5.3%
Inverse IO	1,819	1,907	51.6%	1,615	1,681	49.1%
Principal Only (PO)	237	246	6.6%	230	235	6.8%
Floater	11	11	0.3%	11	12	0.3%
Agency Credit Risk Transfer	1,113	1,003	27.1%	957	962	28.0%
Other	8	9	0.2%	9	10	0.3%
Total	$3,613	$3,700	100.0%	$3,274	$3,433	100.0%

During the three months ended March 31, 2020, the market value of our CMO-B portfolio increased primarily due to new purchase activity exceeding paydowns and maturities. Valuation of the securities within our CMO-B portfolio improved during the quarter benefited by muted prepayment risk resulting in continued positive relative performance for the strategy. Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Net investment income (loss)	$137	$103
Net realized capital gains (losses)(1)	(38)	(27)
Income (loss) from continuing operations before income taxes	$99	$76
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from continuing operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020	2019
Income (loss) from continuing operations before income taxes	$99	$76
Realized gains/(losses) including impairment	1	(1)
Fair value adjustments	(52)	(27)
Total adjustments to income (loss) from continuing operations	(51)	(28)
Adjusted operating earnings before income taxes	$48	$48

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential mortgage-backed securities

The following tables present our residential mortgage-backed securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$3,035	$191	$2	$14	$3,238
Prime Non-Agency	2,343	27	154	2	2,218
Alt-A	118	9	4	11	134
Sub-Prime(1)	51	3	3	—	51
Total RMBS	$5,547	$230	$163	$27	$5,641
(1) Includes subprime other asset backed securities.

	December 31, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,783	$137	$3	$10	$2,927
Prime Non-Agency	2,062	47	10	2	2,101
Alt-A	133	14	—	8	155
Sub-Prime(1)	52	6	1	—	57
Total RMBS	$5,030	$204	$14	$20	$5,240
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed securities

The following tables present our commercial mortgage-backed securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$287	$328	$72	$72	$75	$69	$116	$106	$3	$3	$553	$578
2014	310	354	44	43	53	47	28	25	31	30	466	499
2015	222	242	167	164	115	98	128	124	25	19	657	647
2016	58	64	21	21	32	27	54	46	—	—	165	158
2017	129	143	42	39	123	102	83	69	66	53	443	406
2018	121	144	29	24	224	180	100	87	2	3	476	438
2019	144	169	32	27	214	172	315	263	32	28	737	659
2020	—	—	—	—	63	46	69	53	—	—	132	99
Total CMBS	$1,271	$1,444	$407	$390	$899	$741	$893	$773	$159	$136	$3,629	$3,484

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$286	$316	$42	$43	$70	$71	$124	$131	$3	$4	$525	$565
2014	307	336	44	45	59	61	28	29	25	25	463	496
2015	234	248	160	165	115	119	127	132	25	25	661	689
2016	59	61	17	18	30	32	50	53	8	8	164	172
2017	131	138	41	41	129	134	66	68	66	68	433	449
2018	121	137	24	25	231	240	95	98	2	2	473	502
2019	143	160	28	28	213	215	268	267	31	31	683	701
Total CMBS	$1,281	$1,396	$356	$365	$847	$872	$758	$778	$160	$163	$3,402	$3,574

As of March 31, 2020, 90.4% and 8.1% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2019, 88.6% and 9.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$309	$288	$305	$277	$705	$609	$29	$23	$84	$44	$1,432	$1,241
Auto-Loans	3	3	9	10	11	9	—	—	—	—	23	22
Student Loans	16	16	99	98	98	88	2	1	—	—	215	203
Credit Card loans	1	1	—	—	—	—	—	—	—	—	1	1
Other Loans	52	52	6	6	123	120	184	179	15	14	380	371
Total Other ABS(1)	$381	$360	$419	$391	$937	$826	$215	$203	$99	$58	$2,051	$1,838
(1) Excludes subprime other asset backed securities.

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$317	$315	$298	$298	$699	$689	$31	$30	$86	$76	$1,431	$1,408
Auto-Loans	3	4	10	10	8	8	—	—	—	—	21	22
Student Loans	17	17	94	96	93	95	2	1	—	—	206	209
Credit Card loans	1	1	—	—	—	—	—	—	—	—	1	1
Other Loans	55	58	6	7	123	126	179	183	5	5	368	379
Total Other ABS(1)	$393	$395	$408	$411	$923	$918	$212	$214	$91	$81	$2,027	$2,019
(1) Excludes subprime other asset backed securities.

As of March 31, 2020, 86.3% and 10.6% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2019, 85.9% and 10.2% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

We rate commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest.Due to the adoption of ASU 2016-13 which is effective January 1, 2020, the allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of debt type, capital market factors, and market vacancy rates, and loan-specific risk characteristics such as debt service coverage ratios (“DSCR”), loan-to-value (“LTV”), collateral size, seniority of the loan, segmentation, and property types.

Loans are written off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously written-off and expected to be written-off. For those mortgages that are determined to require foreclosure, expected credit losses are based on the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.

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

As of March 31, 2020, our mortgage loans on real estate portfolio had a weighted average DSC of 2.3 times and a weighted average LTV ratio of 46.0%. As of December 31, 2019, our mortgage loans on real estate portfolio had a weighted average DSC of 2.3 times, and a weighted average LTV ratio of 61.5%. We recognized a modest credit loss on commercial mortgage loans during quarter due to the impact of COVID-19 on our estimated lifetime expected credit loss assumptions. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

Additionally, due to the economic distress caused by the COVID-19 pandemic, a number of our commercial mortgage loan borrowers have requested forbearance relief.  The typical terms of the relief include deferral of principal and/or interest for a three month period, following which the original loan payment terms commence as well as repayment of the deferral over a one year period.  We are working with requests of approximately $1.5 billion of unpaid principal balance, which represents 18% of our outstanding commercial mortgage loan balance, including the portion that is currently classified as Assets held for sale due to the Individual life transaction.  Through early May, approximately $200 million of requests have been granted and we expect the majority of the remaining requests to be finalized by the end of the second quarter.

Impairments

We evaluate available-for-sale fixed maturities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note to our Condensed Consolidated Financial Statements Part I, Item 1. of this Quarterly Report on Form 10-Q for the policy used to evaluate whether the investments are impaired.

See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on impairment.

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

As of March 31, 2020, our total European exposure had an amortized cost and fair value of $4,043 million and $4,079 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $439 million, which includes non-financial institutions exposure in Ireland of $157 million, in Italy of $123 million, in Portugal of $0 million and in Spain of $102 million. We also had financial institutions exposure in Ireland of $19 million, in Italy of $9 million and in Spain of $29 million. We did not have any exposure to Greece.

Among the remaining $3,640 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2020, our non-peripheral sovereign exposure was $153 million, which consisted of fixed maturities and derivative assets. We also had $624 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $126 million and the United Kingdom of $321 million. The balance of $2,863 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,820 million, in The Netherlands of $333 million, in Belgium of $208 million, in France of $309 million, in Germany of $188 million, in Switzerland of $298 million, and in Russia of $78 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct debt or equity investments in and management fees generated from these entities. Such direct investments amounted to approximately $292 million and $279 million as of March 31, 2020 and December 31, 2019, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

Nonconsolidated VIEs

We also hold variable interests in certain CLO entities that we do not consolidate because we have determined that we are not the primary beneficiary. With these CLO entities, we serve as the investment manager and receive investment management fees and contingent performance fees. Generally, we do not hold any interest in the nonconsolidated CLO entities, but if we do, such ownership has been deemed to be insignificant. We have not provided and are not obligated to provide any financial or other support to these entities.

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

Legislative and Regulatory Developments

The CARES Act

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which became law on March 27, 2020, provides a range of economic stimulus and relief for individuals and businesses. Among other provisions, the CARES Act created a new category of distribution from most retirement plans and IRAs, a “coronavirus related distribution”, or CRD. Retirement plan participants (subject to sponsor approval) and IRA owners who certify that they have been negatively impacted by COVID-19 may each, through the end of 2020, withdraw up to an aggregate of $100,000 penalty-free, and pay resulting income taxes over a 3-year period or re-contribute the withdrawn amount into a qualified plan or IRA during the same period. It is too early to estimate how much, in the aggregate, CRD withdrawals will reduce our AUM or AUA during 2020, or how much of that amount will be re-contributed to Voya plans and IRAs in the following three years.

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

Market Risk Related to Interest Rates

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value within our continuing operations from hypothetical 100 basis point upward and downward shifts in interest rates as of March 31, 2020. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of March 31, 2020
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Continuing operations:(6)
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$41,994	$(2,923)	$2,581
Commercial mortgage and other loans	—	7,087	(361)	262
Notes Receivable(3)	—	262	(20)	20
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	42,861	(3,082)	3,536
Funding agreements with fixed maturities	—	829	(26)	27
Supplementary contracts and immediate annuities	—	839	(37)	43
Derivatives:
Interest rate contracts	26,886	255	11	(8)
Long-term debt	—	3,120	(205)	233
Embedded derivatives on reinsurance	—	52	71	(79)
Guaranteed benefit derivatives(4):
Other(5)	—	253	(120)	96

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Reflects SLD's surplus notes as of March 31, 2020 and is included included in Other investments on the Condensed Consolidated Balance Sheets.

(4)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

(5)	Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

(6)	Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2020. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of March 31, 2020
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Continuing operations:(3)
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$176	$17	$(17)
Limited liability partnerships/corporations	—	1,343	82	(82)
Derivatives:
Equity futures and total return swaps	299	(25)	(17)	17
Equity options	147	1	1	(1)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
Other(2)	—	253	(4)	5
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(2)	Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

(3)	Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Due to the COVID-19 pandemic, a significant portion of our employees are now working from home, while also under shelter-in-place orders or other restrictions. Established business continuity plans were activated in order to mitigate the impact to our operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report on Form 10-K") filed with the SEC and Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties in Part I, Item 2. of this Quarterly Report on Form 10-Q.

The COVID-19 pandemic has had, and is likely to continue to have, adverse effects on our financial condition and results of operations.

Many businesses around the world, including ours, have been significantly affected by the global outbreak of COVID-19 disease. Since March 2020, when the disease first became widespread, global financial markets have experienced a period of extreme volatility. These market events, which include a significant drop in equity prices, extreme volatility in U.S. Treasury yields, a significant widening in credit spreads, and dramatic declines in commodity prices, especially for oil, adversely affected our first quarter 2020 financial results and are likely to continue to have adverse effects on our business for the next several quarters or longer. These adverse effects, which could be material, may include:

•
Increased impairments or credit rating downgrades within our general account portfolio, which would consume our excess capital and reduce the dividend capacity of our insurance subsidiaries. Although we currently believe that we have adequate liquidity for the foreseeable future, if our asset portfolio were to experience a material amount of impairments or ratings downgrades, we might require additional statutory capital within our insurance subsidiaries and would need to consider additional steps to preserve liquidity at our holding company, including reducing or eliminating planned share buybacks or our common stock dividend;

•
Reductions in the carrying value of our deferred tax assets as a result of a need to establish an additional valuation allowance against such assets, which would decrease GAAP equity and increase our leverage ratios, and could also affect the statutory surplus of our insurance subsidiaries if there is a reduction in the statutory carrying value of our deferred tax asset admitted for statutory purposes;

•
Declines in fee revenues from lower AUM/AUA and plan participant counts, as a result of increased unemployment and furloughs, lower asset prices, suspensions or reductions in participant plan deposits or employer matching contributions, and an increase in plan loans and withdrawals;

•	Reduced premium revenues in our Employee Benefits business due to increased unemployment;

•	Decreased spread-based revenues due to lower interest rates;

•	Material harm to the financial condition of our reinsurers, which would increase the probability of default on reinsurance recoveries;

•	A decline in fund management carried interests and performance fees in our Investment Management business; and

•	Reduced sales levels due to decreased RFP activity or delayed decision making by our clients or prospective clients.
In addition, underwriting income in our Employee Benefits and Individual Life businesses (with respect to the latter, until we close our divestment of that business) would be adversely affected to the extent that mortality claims for individual or group life policies, or medical expense claims under voluntary benefit or stop loss policies, exceed the related reserves and deductibles. Accordingly, to the extent that COVID-19 leads to a material increase in overall mortality or medical expense among our insured population, our financial results could be materially affected.
We have also faced, and are likely to continue to face, disruption of our normal business operations, including the ability to interact with existing or potential clients. The mandatory business shutdowns and stay-at-home orders implemented in most states have required us to make significant changes to the way in which we conduct day-to-day business. Although our business has been deemed an essential service in most or all jurisdictions in which we operate, the vast majority of our employees have been working from home since March 2020. If significant portions of our workforce, including key personnel, are unable to work effectively due to these remote working arrangements, or if governments impose more severe restrictions on business activity, the impact of COVID-19 on our business could be exacerbated.
In addition, our business process and IT operations depend to a significant extent on outsourcing providers and a joint venture based in India, which is currently subject to a strict countrywide lockdown that requires the employees of these companies to work from home. Although our joint venture operations did not experience any notable disruptions from this transition, several outsourcing providers have experienced difficulty in moving their employee bases to a work-from-home arrangement. While these difficulties have not yet materially interfered with our business operations, there is a risk of future disruptions, particularly if the Indian lockdown persists for an extended period of time.
The transition to work-from-home also increases vulnerabilities to cybersecurity threats and other fraudulent activities. Although we are remaining vigilant on this issue and have not experienced any significant incidents, we are expending a substantial amount of resources to defend against potential attacks, which may occur while in this state of heightened risk.
The extent to which COVID-19 will continue to negatively affect our business operations, potentially in a material manner, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, macroeconomic conditions, the continued effectiveness of our business continuity plan (including work-from-home arrangements and staffing in operational facilities), the direct and indirect impact of the pandemic on our employees, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
					(in millions)
January 1, 2020 - January 31, 2020	6,494	$60.94		—	$690
February 1, 2020- February 29, 2020	2,657,327	59.11	(2)	2,419,401	552
March 1, 2020 - March 31, 2020	5,706,532	46.98		5,698,066	284
Total	8,370,353	$50.84		8,117,467	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended March 31, 2020, there was an increase of 252,886 Treasury shares in connection with such withholding activities.
(2) On December 19, 2019, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $200 of the Company's common stock. Pursuant to the agreement, the Company received initial delivery of 2,591,093 shares. This arrangement closed on February 26, 2020 and an additional 727,368 shares were delivered. The total number of shares repurchased under this share repurchase agreement was 3,318,461 at an average price per share upon settlement of $60.27.
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

Item 6.        Exhibits

See Exhibit Index on page 151 hereof.

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
10.1+	Form of Chief Executive Officer 2020 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan
10.2+	Form of Executive Officer 2020 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan
10.3+	Form of 2020 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+ Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2020	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
Michael S. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

