Form 10-Q
period 2020-06-30
Voya Financial, Inc.
filed 2020-08-06
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2020, 126,188,130 shares of Common Stock, 0.01 par value, were outstanding.

Voya Financial, Inc.
Form 10-Q for the period ended June 30, 2020

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events and specifically the current COVID-19 pandemic event, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, (xi) changes in the policies of governments and/or regulatory authorities, and (xii) our ability to successfully manage the separation of the fixed and variable annuities businesses that we sold to VA Capital Company LLC on June 1, 2018, including the transition services on the expected timeline and economic terms and (xiii) our ability to successfully complete the Individual Life Transaction (as defined below) on the expected economic terms or at all. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" in the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-35897) (the "Annual Report on Form 10-K") and this Quarterly Report on Form 10-Q.
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	June 30, 2020	December 31, 2019
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $36,209 as of 2020 and $35,836 as of 2019; allowance for credit losses of $17 as of 2020)	$40,938	$39,663
Fixed maturities, at fair value using the fair value option	3,098	2,707
Equity securities, at fair value (cost of $183 as of 2020 and $196 as of 2019)	225	196
Short-term investments	73	68
Mortgage loans on real estate, net of valuation allowance of $1 as of 2019	6,904	6,878
Less: Allowance for credit losses	74	—
Mortgage loans on real estate, net	6,830	6,878
Policy loans	746	776
Limited partnerships/corporations	1,376	1,290
Derivatives	809	316
Other investments	319	385
Securities pledged (amortized cost of $950 as of 2020 and $1,264 as of 2019)	1,122	1,408
Total investments	55,536	53,687
Cash and cash equivalents	1,110	1,181
Short-term investments under securities loan agreements, including collateral delivered	1,659	1,395
Accrued investment income	507	505
Premium receivable and reinsurance recoverable	3,791	3,732
Less: Allowance for credit losses on reinsurance recoverable	24	—
Premium receivable and reinsurance recoverable, net	3,767	3,732
Deferred policy acquisition costs and Value of business acquired	1,967	2,226
Deferred income taxes	1,326	1,458
Other assets	836	902
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,459	1,632
Cash and cash equivalents	39	68
Corporate loans, at fair value using the fair value option	274	513
Other assets	10	13
Assets held in separate accounts	78,521	81,670
Assets held for sale	19,923	20,069
Total assets	$166,934	$169,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	June 30, 2020	December 31, 2019
Liabilities and Shareholders' Equity:
Future policy benefits	$9,984	$9,945
Contract owner account balances	41,674	40,923
Payables under securities loan and repurchase agreements, including collateral held	1,608	1,373
Short-term debt	1	1
Long-term debt	3,043	3,042
Derivatives	950	403
Pension and other postretirement provisions	431	468
Current income taxes	145	27
Other liabilities	1,380	1,345
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	268	474
Other liabilities	606	652
Liabilities related to separate accounts	78,521	81,670
Liabilities held for sale	18,034	18,498
Total liabilities	156,645	158,821

Commitments and Contingencies (Note 13)

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2020 and 2019)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 143,048,960 and 140,726,677 shares issued as of 2020 and 2019, respectively; 126,167,913 and 132,325,790 shares outstanding as of 2020 and 2019, respectively)	2	2
Treasury stock (at cost; 16,881,047 and 8,400,887 shares as of 2020 and 2019, respectively)	(887)	(460)
Additional paid-in capital	11,227	11,184
Accumulated other comprehensive income (loss)	4,039	3,331
Retained earnings (deficit):
Unappropriated	(4,833)	(4,649)
Total Voya Financial, Inc. shareholders' equity	9,548	9,408
Noncontrolling interest	741	822
Total shareholders' equity	10,289	10,230
Total liabilities and shareholders' equity	$166,934	$169,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net investment income	$586	$712	$1,284	$1,370
Fee income	458	483	963	965
Premiums	607	577	1,215	1,152
Net realized capital gains (losses):
Total impairments	(50)	(3)	(70)	(29)
Other net realized capital gains (losses)	49	28	(164)	42
Total net realized capital gains (losses)	(1)	25	(234)	13
Other revenue	81	105	173	219
Income (loss) related to consolidated investment entities:
Net investment income	(68)	67	(53)	72
Total revenues	1,663	1,969	3,348	3,791
Benefits and expenses:
Policyholder benefits	711	659	1,307	1,304
Interest credited to contract owner account balances	286	292	572	581
Operating expenses	643	670	1,283	1,352
Net amortization of Deferred policy acquisition costs and Value of business acquired	19	43	95	100
Interest expense	40	42	80	84
Operating expenses related to consolidated investment entities:
Interest expense	10	16	13	21
Other expense	2	4	2	4
Total benefits and expenses	1,711	1,726	3,352	3,446
Income (loss) from continuing operations before income taxes	(48)	243	(4)	345
Income tax expense (benefit)	5	33	(1)	42
Income (loss) from continuing operations	(53)	210	(3)	303
Income (loss) from discontinued operations, net of tax	(93)	42	(221)	22
Net income (loss)	(146)	252	(224)	325
Less: Net income (loss) attributable to noncontrolling interest	(79)	26	(73)	25
Net income (loss) available to Voya Financial, Inc.	(67)	226	(151)	300
Less: Preferred stock dividends	4	—	18	10
Net income (loss) available to Voya Financial, Inc.'s common shareholders	(71)	226	(169)	290

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.17	$1.27	$0.40	$1.84
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.56)	$1.57	$(1.32)	1.99

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.17	$1.22	$0.39	$1.78
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.55)	$1.51	$(1.27)	$1.93

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(146)	$252	$(224)	$325
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	2,782	1,141	898	2,425
Impairments	—	1	—	2
Pension and other postretirement benefits liability	(1)	(1)	(2)	(2)
Other comprehensive income (loss), before tax	2,781	1,141	896	2,425
Income tax expense (benefit) related to items of other comprehensive income (loss)	583	240	188	508
Other comprehensive income (loss), after tax	2,198	901	708	1,917
Comprehensive income (loss)	2,052	1,153	484	2,242
Less: Comprehensive income (loss) attributable to noncontrolling interest	(79)	26	(73)	25
Comprehensive income (loss) attributable to Voya Financial, Inc.	$2,131	$1,127	$557	$2,217

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of April 1, 2020	—	$2	(882)	$11,232	$1,841	$(4,766)	$7,427	$838	$8,265
Adoption of ASU 2016-13	—	—	—	—	—	—	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(67)	(67)	(79)	(146)
Other comprehensive income (loss), after tax	—	—	—	—	2,198	—	2,198	—	2,198
Total comprehensive income (loss)							2,131	(79)	2,052
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	(103)	(103)
Common stock issuance	—	—	—	—	—	—	—	—	—
Common stock acquired - Share repurchase	—	—	—	—	—	—	—	—	—
Dividends on preferred stock	—	—	—	(4)	—	—	(4)	—	(4)
Dividends on common stock	—	—	—	(19)	—	—	(19)	—	(19)
Share-based compensation	—	—	(5)	18	—	—	13	—	13
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	85	85
Balance as of June 30, 2020	—	$2	$(887)	$11,227	$4,039	$(4,833)	$9,548	$741	$10,289

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of January 1, 2020	$—	$2	$(460)	$11,184	$3,331	$(4,649)	$9,408	$822	$10,230
Adjustment for adoption of ASU 2016-13	—	—	—	—	—	(33)	(33)	—	(33)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(151)	(151)	(73)	(224)
Other comprehensive income (loss), after tax	—	—	—	—	708	—	708	—	708
Total comprehensive income (loss)							557	(73)	484
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	(103)	(103)
Common stock issuance	—	—	—	2	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(406)	40	—	—	(366)	—	(366)
Dividends on preferred stock	—	—	—	(18)	—	—	(18)	—	(18)
Dividends on common stock	—	—	—	(39)	—	—	(39)	—	(39)
Share-based compensation	—	—	(21)	58	—	—	37	—	37
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	95	95
Balance as of June 30, 2020	—	$2	$(887)	$11,227	$4,039	$(4,833)	$9,548	$741	$10,289

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2019 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of April 1, 2019	$—	3	(5,203)	24,310	1,966	(12,011)	$9,065	$741	$9,806
Adoption of ASU 2018-02	—	—	—	—	—	—	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	226	226	26	252
Other comprehensive income (loss), after tax	—	—	—	—	901	—	901	—	901
Total comprehensive income (loss)							1,127	26	1,153
Preferred stock issuance	—	—	—	293	—	—	293	—	293
Common stock issuance	—	—	—	—	—	—	—	—	—
Common stock acquired - Share repurchase	—	—	(446)	10	—	—	(436)	—	(436)
Dividends on preferred stock	—	—	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	(14)	31	—	—	17	—	17
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(91)	(91)
Balance as of June 30, 2019	$—	3	$(5,663)	$24,642	$2,867	$(11,785)	$10,064	$676	$10,740

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2019 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of January 1, 2019	$—	$3	$(4,981)	$24,316	$607	$(11,732)	$8,213	$728	$8,941
Adoption of ASU 2018-02	—	—	—	—	343	(343)	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	300	300	25	325
Other comprehensive income (loss), after tax	—	—	—	—	1,917	—	1,917	—	1,917
Total comprehensive income (loss)							2,217	25	2,242
Preferred stock issuance	—	—	—	293	—	—	293	—	293
Common stock issuance	—	—	—	2	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(646)	(40)	—	—	(686)	—	(686)
Dividends on preferred stock	—	—	—	—	—	(10)	(10)	—	(10)
Dividends on common stock	—	—	—	(3)	—	—	(3)	—	(3)
Share-based compensation	—	—	(36)	74	—	—	38	—	38
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(77)	(77)
Balance as of June 30, 2019	$—	$3	$(5,663)	$24,642	$2,867	$(11,785)	$10,064	$676	$10,740

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities - continuing operations	$784	$534
Net cash provided by operating activities - discontinued operations	(352)	15
Net cash (used in) provided by operating activities	432	549
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,663	3,789
Equity securities	5	15
Mortgage loans on real estate	288	544
Limited partnerships/corporations	123	105
Acquisition of:
Fixed maturities	(3,055)	(3,291)
Equity securities	(2)	(23)
Mortgage loans on real estate	(313)	(303)
Limited partnerships/corporations	(187)	(184)
Short-term investments, net	(5)	(20)
Derivatives, net	104	69
Sales from consolidated investment entities	221	329
Purchases within consolidated investment entities	(567)	(572)
Collateral (delivered) received, net	(30)	(177)
Other, net	27	(55)
Net cash (used in) provided by investing activities - discontinued operations	(222)	(153)
Net cash (used in) provided by investing activities	(950)	73
Cash Flows from Financing Activities:
Deposits received for investment contracts	3,089	2,153
Maturities and withdrawals from investment contracts	(2,928)	(2,846)
Settlements on deposit contracts	(4)	(6)
Borrowings of consolidated investment entities	331	304
Repayments of borrowings of consolidated investment entities	(460)	(407)
Contributions from (distributions to) participants in consolidated investment entities, net	682	282
Proceeds from issuance of common stock, net	2	2
Proceeds from issuance of preferred stock, net	—	293
Share-based compensation	(15)	(17)
Common stock acquired - Share repurchase	(366)	(686)
Dividends paid on common stock	(39)	(3)
Dividends paid on preferred stock	(18)	(10)
Principal payments for financing leases	(10)	—
Net cash provided by financing activities - discontinued operations	305	263
Net cash provided by (used in) financing activities	569	(678)
Net (decrease) increase in cash and cash equivalents	51	(56)
Cash and cash equivalents, beginning of period	1,472	1,538
Cash and cash equivalents, end of period	1,523	1,482
Less: Cash and cash equivalents of discontinued operations, end of period	413	304
Cash and cash equivalents of continuing operations, end of period	$1,110	$1,178
Non-cash investing and financing activities:
Initial recognition of operating leases upon adoption of ASU 2016-02	$—	$146
Leased assets in exchange for finance lease liabilities	—	68

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are unaudited. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Financial Statements and the reported amounts of revenues and expenses during the reporting period. The inputs into the Company's estimates and assumptions consider the economic implications of COVID-19 on the Company's critical and significant accounting estimates. Those estimates are inherently subject to change and actual results could differ from those estimates, and the differences may be material to the Condensed Consolidated Financial Statements.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2020, its results of operations, comprehensive income and changes in shareholders' equity for the three and six months ended June 30, 2020 and 2019, and its statements of cash flows for the six months ended June 30, 2020 and 2019, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

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

•Investments: Mortgage Loans on Real Estate;
•Impairments; and
•Reinsurance.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company uses the following methodology and significant inputs in determining whether a credit loss exists:

•When determining collectability and the period over which the value is expected to recover for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company applies the same considerations utilized in its overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from the Company's best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that includes, but is not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.
•Additional considerations are made when assessing the unique features that apply to certain structured securities, such as subprime, Alt-A, non-agency RMBS, CMBS and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; loan-to-value ratios; debt service coverage ratios; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.
•When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, the Company considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and the Company's best estimate of scenario-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates; and the overall macroeconomic conditions.
•The Company performs a discounted cash flow analysis comparing the current amortized cost of a security to the present value of future cash flows expected to be received, including estimated defaults and prepayments. The discount rate is generally the effective interest rate of the fixed maturity prior to impairment.

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
The Company recorded a $33 decrease, net of tax, to Unappropriated retained earnings as of a January 1, 2020 for the cumulative effect of adopting ASU 2016-13. The combined transition adjustment for continuing and discontinued operations includes recognition of an allowance for credit losses of $19 related to mortgage loans and $28 related to reinsurance recoverables, net of the effect of Deferred policy acquisition costs and Value of business acquired of $5 and deferred income taxes of $9..

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

Future Adoption of Accounting Pronouncements
Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12, "Financial Services - Insurance (Topic 944) Targeted Improvements to the Accounting for Long-Duration Contracts" ("ASU 2018-12"), which changes the measurement and disclosures of insurance liabilities and deferred acquisition costs ("DAC") for long-duration contracts issued by insurers. In October 2019, the FASB voted to amend the effective date of ASU 2018-12 for public business entities that are required to file with the SEC to fiscal years beginning after December 15, 2021, including interim periods, with early adoption permitted. On July 9, 2020, the FASB issued an exposure draft proposing to defer the effective date of ASU 2018-12 by one year for all insurance entities and to provide transition relief to facilitate early application of ASU 2018-12. This exposure draft has a 45 day comment period ending on August 24, 2020. The Company is currently in the process of evaluating the provisions of ASU 2018-12. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of ASU 2018-12 may result in a significant impact on Shareholders’ equity and future earnings patterns.

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

The following table presents summary information related to income (loss) from discontinued operations for the periods presented:

	Six Months Ended June 30,
	2020	2019
Income (loss) from discontinued operations, net of tax
Individual Life Transaction	$(221)	$104
2018 Transaction	—	(82)
Total	$(221)	$22

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

The purchase price in the transaction is approximately $1.25 billion, with an adjustment based on the adjusted capital and surplus of SLD, SLDI and RRII at closing. The purchase price includes cash consideration of approximately $902, a $225 equity interest in RLGH, and $123 principal amount in surplus notes issued by SLD that will be retained by the Company under modified terms. The receivable for the surplus notes and SLD's corresponding liability outstanding as of June 30, 2020 and December 31, 2019 are included in Other investments and Liabilities held for sale, respectively, on the Company's Condensed Consolidated Balance Sheets. In the summary of major categories of assets and liabilities held for sale below, SLD's corresponding liability for the surplus notes is included in Notes payable.

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

The results of discontinued operations are reported in "Income (loss) from discontinued operations, net of tax" in the accompanying Condensed Consolidated Statements of Operations for all periods presented. As of December 31, 2019, the Company recorded an estimated loss on sale, net of tax of $1,108 to write down the carrying value of the businesses held for sale to estimated fair value, which is based on the estimated sales price of the Individual Life Transaction as of December 31, 2019, less cost to sell and other adjustments in accordance with the Resolution MTA. In addition, the Company is required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Individual Life Transaction. As such, Income (loss) from discontinued operations, net of tax, for the six months ended June 30, 2020 includes an additional estimated loss on sale of $240, net of tax. The estimated loss on sale, net of tax as of June 30, 2020 of $1,348 represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell. Additionally, the estimated loss on sale is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the major categories of assets and liabilities classified as held for sale related to the Individual Life Transaction in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$12,300	$11,483
Fixed maturities, at fair value using the fair value option	800	752
Mortgage loans on real estate, net of allowance for credit losses of $14 as of 2020	1,272	1,319
Policy loans	996	1,005
Derivatives	258	304
Other investments(1)	336	430
Securities pledged	2	235
Total investments	15,964	15,528
Cash and cash equivalents	413	291
Short-term investments under securities loan agreements, including collateral delivered	2	216
Premium receivable and reinsurance recoverable, net allowance for credit losses of $16 as of 2020	3,017	3,101
Deferred policy acquisition costs and Value of business acquired	392	607
Current income taxes	137	136
Deferred income taxes	(801)	(757)
Other assets(2)	752	570
Assets held in separate accounts	1,395	1,485
Write-down of businesses held for sale to fair value less cost to sell	(1,348)	(1,108)
Total assets held for sale	$19,923	$20,069

Liabilities:
Future policy benefits and contract owner account balances	$15,455	$15,472
Payables under securities loan and repurchase agreements, including collateral held	162	428
Derivatives	69	77
Notes payable	219	252
Other liabilities	734	784
Liabilities related to separate accounts	1,395	1,485
Total liabilities held for sale	$18,034	$18,498
(1) Includes Other investments, Equity securities, Limited partnerships/corporations and Short-term investments.
(2) Includes Other assets and Accrued investment income.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Revenues:
Net investment income	$304	$327
Fee income	352	371
Premiums	15	15
Total net realized capital gains (losses)	17	54
Other revenue	(9)	(4)
Total revenues	679	763
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	553	533
Operating expenses	68	43
Net amortization of Deferred policy acquisition costs and Value of business acquired	30	51
Interest expense	4	5
Total benefits and expenses	655	632
Income (loss) from discontinued operations before income taxes	24	131
Income tax expense (benefit)	5	27
Loss on sale, net of tax	(240)	—
Income (loss) from discontinued operations, net of tax	$(221)	$104

The estimated purchase price and estimated carrying value of the legal entities to be sold as of the future date of closing, and therefore the estimated loss on sale related to the Individual Life Transaction, are subject to adjustment in future quarters until closing, and may be influenced by, but not limited to, the following factors:

•The performance of the businesses held for sale, including the impact of mortality, reinsurance rates and financing costs;
•Changes in the terms of the Transaction, including as the result of subsequent negotiations or as necessary to obtain regulatory approval; and
•Other changes in the terms of the Transaction due to unanticipated developments.

The Company is required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Individual Life Transaction. Changes in the estimated loss on sale that occur prior to closing of the Individual Life Transaction will be reported as an adjustment to Income (loss) from discontinued operations, net of tax, in future quarters prior to closing.

Reinsurance

Concurrently with the sale, SLD will enter into reinsurance agreements with Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York ("RLNY"), and Voya Retirement Insurance and Annuity Company ("VRIAC"), each of which is a direct or indirect wholly owned subsidiary of the Company. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of the Company. The Company currently expects that these reinsurance transactions will be carried out on a coinsurance basis, with SLD’s reinsurance obligations collateralized in one of three ways: 1) invested assets placed in a comfort trust; 2) funds withheld basis with invested assets remaining on the respective subsidiaries of the Company; or 3) some combination of these two collateralization structures. Based on values as of June 30, 2020, U.S GAAP reserves to be ceded under the Individual Life

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transaction (defined below) are expected to be approximately $10.3 billion and are subject to change until closing. The reinsurance agreements along with the sale of the legal entities noted above will result in the disposition of substantially all of the Company's life insurance and legacy non-retirement annuity businesses. The revenues and net results of the Individual Life and Annuities businesses that will be disposed of via reinsurance are reported in businesses exited or to be exited through reinsurance or divestment which is an adjustment to the Company's U.S. GAAP revenues and earnings measures to calculate Adjusted operating revenues and Adjusted operating earnings before income taxes, respectively. The Company's loss on sale estimate includes the effect of charges associated with the termination or recapture of certain existing reinsurance arrangements.

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

Income (loss) from discontinued operations for the six months ended June 30, 2019 included an additional loss on sale of $82 related to purchase price true-up amounts with VA Capital which was settled during the second quarter of 2019.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3. Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2020:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$1,049	$495	$—	$—	$1,544	$—
U.S. Government agencies and authorities	74	29	—	—	103	—
State, municipalities and political subdivisions	1,206	163	1	—	1,368	—
U.S. corporate public securities	12,592	2,497	47	—	15,042	—
U.S. corporate private securities	5,545	716	42	—	6,219	—
Foreign corporate public securities and foreign governments(1)	3,844	532	16	—	4,360	—
Foreign corporate private securities(1)	4,381	315	40	—	4,653	3
Residential mortgage-backed securities	5,681	284	44	27	5,946	2
Commercial mortgage-backed securities	3,763	251	167	—	3,847	—
Other asset-backed securities	2,122	26	60	—	2,076	12
Total fixed maturities, including securities pledged	40,257	5,308	417	27	45,158	17
Less: Securities pledged	950	183	11	—	1,122	—
Total fixed maturities	$39,307	$5,125	$406	$27	$44,036	$17
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2020, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,273	$1,281
After one year through five years	4,991	5,259
After five years through ten years	7,814	8,652
After ten years	14,613	18,097
Mortgage-backed securities	9,444	9,793
Other asset-backed securities	2,122	2,076
Fixed maturities, including securities pledged	$40,257	$45,158

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2020 and December 31, 2019, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2020
Communications	$1,665	$374	$1	$2,038
Financial	3,949	668	9	4,608
Industrial and other companies	11,389	1,692	48	13,033
Energy	2,567	333	56	2,844
Utilities	4,948	790	4	5,734
Transportation	1,224	126	22	1,328
Total	$25,742	$3,983	$140	$29,585

December 31, 2019
Communications	$1,694	$295	$—	$1,989
Financial	4,067	535	1	4,601
Industrial and other companies	11,669	1,274	16	12,927
Energy	2,819	368	27	3,160
Utilities	4,895	561	1	5,455
Transportation	1,206	116	2	1,320
Total	$26,350	$3,149	$47	$29,452

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2020 and December 31, 2019, approximately 44.4% and 43.4%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

As of June 30, 2020 and December 31, 2019, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of June 30, 2020, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transaction was $83 and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets. As of December 31, 2019, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transaction was $66. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2020 and December 31, 2019, the fair value of loaned securities was $838 and $1,159, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2020 and December 31, 2019, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $749 and $1,055, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, liabilities to return collateral of $749 and $1,055, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2020 and December 31, 2019, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $117 and $146, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	June 30, 2020 (1)(2)	December 31, 2019 (1)(2)
U.S. Treasuries	$173	$213
U.S. Government agencies and authorities	12	15
U.S. corporate public securities	415	684
Equity Securities	3	—
Foreign corporate public securities and foreign governments	263	289
Payables under securities loan agreements	$866	$1,201
(1)As of June 30, 2020 and December 31, 2019, borrowings under securities lending transactions include cash collateral of $749 and $1,055, respectively.
(2)As of June 30, 2020 and December 31, 2019, borrowings under securities lending transactions include non-cash collateral of $117 and $146, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

Six Months Ended June 30, 2020
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	2	—	3	12	17
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Balance as of June 30	$2	$—	$3	$12	$17

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of the date indicated:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
June 30, 2020
U.S. Treasuries	$—	$—	—	$—	$—	—	$—	$—	—
State, municipalities and political subdivisions	33	1	10	1	—	1	34	1	11
U.S. corporate public securities	686	39	111	45	8	11	731	47	122
U.S. corporate private securities	373	12	31	129	30	10	502	42	41
Foreign corporate public securities and foreign governments	183	13	38	31	3	6	214	16	44
Foreign corporate private securities	442	37	32	65	3	6	507	40	38
Residential mortgage-backed	884	34	161	166	10	79	1,050	44	240
Commercial mortgage-backed	1,629	166	247	9	1	1	1,638	167	248
Other asset-backed	996	31	205	381	29	122	1,377	60	327
Total	$5,226	$333	835	$827	$84	236	$6,053	$417	1,071
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
*Less than $1.

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of June 30, 2020. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
See the Business, Basis of Presentation and Significant Accounting Policies Note these Condensed Consolidated Financial Statements for the policy used to evaluate whether the investments are impaired.

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $326 from $91 to $417 for the six months ended June 30, 2020. The increase in gross unrealized capital losses was primarily due to non-credit related market factors.

At June 30, 2020, $8 of the total $417 of gross unrealized losses were from 5 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2020		2019
	Impairment	No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—	11	$—		—
U.S. corporate public securities	11	67	—		—
U.S. corporate private securities	—	6	—		—
Foreign corporate public securities and foreign governments(1)	4	35	3		1
Foreign corporate private securities(1)	6	12	—		—
Residential mortgage-backed	4	41	—	*	7
Commercial mortgage-backed	24	116	—		—
Other asset-backed	1	74	—	*	1
Total	$50	362	$3		9
Credit Impairments	$—		$—
Intent Impairments	$50		$3
(1) Primarily U.S. dollar denominated.
*Less than $1
	Six Months Ended June 30,
	2020		2019
	Impairment	No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—	11	$—		—
U.S. corporate public securities	30	69	—		—
U.S. corporate private securities	—	6	—		—
Foreign corporate public securities and foreign governments(1)	4	35	3		1
Foreign corporate private securities(1)	6	12	25		3
Residential mortgage-backed	5	47	—	*	18
Commercial mortgage-backed	24	117	—		—
Other asset-backed	1	74	1		3
Total	$70	371	$29		25
Credit Impairments	$—		$26
Intent Impairments	$70		$3
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

For the three months ended June 30, 2020 intent impairments in the amount of $50 were recorded on assets designated to be included in the reinsurance agreement associated with the Individual Life Transaction.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three and six months ended June 30, 2020, the Company did not have any new commercial mortgage loan or new private placement troubled debt restructuring. For the three and six months ended June 30, 2019, the Company did not have any new commercial mortgage loan troubled debt restructuring. For the three months ended June 30, 2019, the Company did not have any new private placement troubled debt restructuring. For the six months ended June 30, 2019, the Company had one new private placement troubled debt restructuring with a pre-modification cost basis of $107 and a post-modification carrying value of $80.

For the three and six months ended June 30, 2020 and June 30, 2019, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of June 30, 2020 and December 31, 2019, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of June 30, 2020
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$117	$153	$28	$—	$—	$298
2019	375	218	106	15	—	714
2018	205	158	97	—	—	460
2017	668	432	18	—	—	1,118
2016	626	328	7	—	—	961
2015	625	121	—	—	—	746
2014 and prior	1,960	616	31	—	—	2,607
Total	$4,576	$2,026	$287	$15	$—	$6,904

	As of December 31, 2019
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$—	$—	$—	$—	$—	$—
2019	121	138	227	211	26	723
2018	11	141	188	159	14	513
2017	153	283	697	12	15	1,160
2016	122	221	579	50	—	972
2015	39	502	248	15	—	804
2014 and prior	241	438	1,771	256	1	2,707
Total	$687	$1,723	$3,710	$703	$56	$6,879

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of June 30, 2020 and December 31, 2019, respectively.

	As of June 30, 2020
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$249	$38	$11	$—	$—	$298
2019	541	108	65	—	—	714
2018	295	28	97	40	—	460
2017	596	269	173	80	—	1,118
2016	860	67	30	4	—	961
2015	692	47	7	—	—	746
2014 and prior	2,197	221	119	70	—	2,607
Total	$5,430	$778	$502	$194	$—	$6,904

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
The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of June 30, 2020 and December 31, 2019, respectively.

	As of June 30, 2020
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$75	$138	$17	$23	$16	$8	$—	$—	$21	$298
2019	99	202	21	188	69	65	18	14	38	714
2018	106	156	71	38	59	16	—	14	—	460
2017	175	126	429	170	104	63	6	45	—	1,118
2016	275	178	189	46	106	119	14	28	6	961
2015	210	188	168	39	54	64	11	12	—	746
2014 and prior	708	534	383	209	268	234	61	166	44	2,607
Total	$1,648	$1,522	$1,278	$713	$676	$569	$110	$279	$109	$6,904

	As of December 31, 2019
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2019	100	200	35	187	67	63	18	15	37	722
2018	106	182	73	47	60	16	—	14	15	513
2017	177	128	464	171	107	63	6	45	—	1,161
2016	277	181	193	47	107	119	14	28	6	972
2015	226	218	171	43	54	68	12	12	—	804
2014 and prior	741	553	390	224	275	242	67	169	46	2,707
Total	$1,627	$1,462	$1,326	$719	$670	$571	$117	$283	$104	$6,879

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of June 30, 2020 and December 31, 2019, respectively.

	As of June 30, 2020
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$49	$8	$117	$124	$—	$—	$—	$298
2019	55	129	391	105	34	—	—	714
2018	78	111	206	25	4	36	—	460
2017	140	520	266	188	4	—	—	1,118
2016	177	307	262	191	10	9	5	961
2015	165	282	129	78	24	68	—	746
2014 and prior	1,179	221	480	366	101	205	55	2,607
Total	$1,843	$1,578	$1,851	$1,077	$177	$318	$60	$6,904

	As of December 31, 2019
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$—	$—	$—	$—	$—	$—	$—	$—
2019	55	130	400	105	32	—	—	722
2018	83	122	221	46	4	36	—	512
2017	142	557	268	190	4	—	—	1,161
2016	179	312	263	192	10	10	6	972
2015	198	285	133	90	30	69	—	805
2014 and prior	1,216	230	512	376	108	209	56	2,707
Total	$1,873	$1,636	$1,797	$999	$188	$324	$62	$6,879

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

June 30, 2020
Allowance for credit losses, balance at January 1	$16
Credit losses on mortgage loans for which credit losses were not previously recorded	4
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—
Increase (decrease) on mortgage loans with allowance recorded in previous period	54
Provision for expected credit losses	74
Writeoffs	—
Recoveries of amounts previously written off	—
Allowance for credit losses, end of period	$74

COVID-19 is driving the allowance increase for the Commercial Mortgage Loan portfolio. The pandemic first manifested in the economy in March resulting in travel reduction, restaurant closures and work from home situations for most companies. Updated information on the macroeconomic impact of COVID-19 includes higher probability of default and loss given default

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

in the portfolio. As a result of updated model scenarios, the Company observed consistent increases across property types such as apartments, office and retail, but a much larger spike in the hotel sector.

To provide temporary financial assistance to our commercial mortgage loans borrowers adversely affected by COVID-19 related stress, the Company has provided payment forbearance to approximately 8% of the outstanding principal amount of our commercial mortgage loans. Deferred payment amounts are expected to be repaid across the 12 months following the end of the agreed upon forbearance period. No modifications to any commercial mortgage loans have been made as of the issuance date of this filing.

As of June 30, 2020, the Company identified 578 commercial mortgage loans with an amortized cost balance of $1,249 in connection with the reinsurance transactions occurring immediately after the closing of the Individual Life Transaction. These commercial mortgage loans are reported with the Company's Mortgage loans on real estate on the Condensed Consolidated Balance Sheets as of June 30, 2020. These commercial mortgage loans are held at lower of cost or market at June 30, 2020 resulting in an immaterial addition to the allowance for credit losses. Additionally, included in the allowance for credit losses table above are allowances of $11 associated with the identified commercial mortgages that will be transferred to the comfort trust as part of the reinsurance portion of the Individual Life Transaction.

The following table presents past due commercial mortgage loans as of the dates indicated:

	June 30, 2020	December 31, 2019
Delinquency:
Current	$6,895	$6,879
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	9	—
Total	$6,904	$6,879
Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of June 30, 2020, the company had one commercial mortgage loan in non-accrual status. As of December 31, 2019, the Company had no commercial mortgage loans in non-accrual status. There was no interest income recognized on loans in non-accrual status for the six months ended June 30, 2020 and at December 31, 2019.

As of June 30, 2020 and December 31, 2019, the Company had no commercial mortgage loans that were over 90 days or more past due but are not on non-accrual status. The Company had no commercial mortgage loans on non-accrual status for which there is no related allowance for credit losses as of June 30, 2020.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed maturities	$596	$556	$1,167	$1,111
Equity securities	3	2	6	5
Mortgage loans on real estate	73	82	147	161
Policy loans	12	12	23	23
Short-term investments and cash equivalents	1	2	3	6
Other	(83)	75	(28)	98
Gross investment income	602	729	1,318	1,404
Less: investment expenses	16	17	34	34
Net investment income	$586	$712	$1,284	$1,370

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2020 and December 31, 2019, the Company had $22 and $1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,
	2020	2019
Fixed maturities, available-for-sale, including securities pledged	$(16)	$10
Fixed maturities, at fair value option	14	100
Equity securities	14	6
Derivatives	(3)	(82)
Embedded derivatives - fixed maturities	(1)	1
Guaranteed benefit derivatives	45	(13)
Mortgage Loans	(53)	—
Other investments	(1)	3
Net realized capital gains (losses)	$(1)	$25

	Six Months Ended June 30,
	2020	2019
Fixed maturities, available-for-sale, including securities pledged	$(52)	$(13)
Fixed maturities, at fair value option	47	167
Equity securities	4	11
Derivatives	(33)	(146)
Embedded derivatives - fixed maturities	7	2
Guaranteed benefit derivatives	(148)	(8)
Mortgage Loans	(58)	—
Other investments	(1)	—
Net realized capital gains (losses)	$(234)	$13

For the three and six months ended June 30, 2020 and 2019, the change in the fair value of equity securities still held as of June 30, 2020 and 2019 was $4 and $11, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds on sales	$898	$1,135	$1,365	$2,724
Gross gains	79	21	90	43
Gross losses	49	7	69	31

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

	June 30, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$30	$—	$—	$30	$—	$—
Foreign exchange contracts	794	67	1	771	12	21
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	25,194	734	940	25,027	294	371
Foreign exchange contracts	132	—	1	92	—	1
Equity contracts	422	8	6	400	10	8
Credit contracts	239	—	2	237	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	27	—	N/A	19	—
Within products	N/A	—	193	N/A	—	60
Within reinsurance agreements	N/A	—	132	N/A	—	100
Managed custody guarantees	N/A	—	17	N/A	—	—
Total		$836	$1,292		$335	$563
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives for businesses held for sale were as follows as of the dates indicated:

	June 30, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$1	$—	$—	$1	$—	$—
Foreign exchange contracts	32	4	—	19	1	1
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	2,216	47	51	2,227	49	56
Foreign exchange contracts	34	—	—	18	—	—
Equity contracts	1,850	207	18	1,753	254	20
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	11	—	N/A	8	—
Within products	N/A	—	177	N/A	—	217
Within reinsurance agreements	N/A	—	102	N/A	—	75
Total		$269	$348		$312	$369
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2020 and December 31, 2019. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts for continuing operations and businesses held for sale are presented in the tables below as of the dates indicated:

	June 30, 2020
Continuing operations:(1)
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$239	$—	$2
Equity contracts	282	7	4
Foreign exchange contracts	926	67	2
Interest rate contracts	22,107	734	940
		808	948
Counterparty netting(2)		(698)	(698)
Cash collateral netting(2)		(102)	(249)
Securities collateral netting(2)		(4)	—
Net receivables/payables		$4	$1
(1) Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction,
(2) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	June 30, 2020
Businesses held for sale:
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$—	$—	$—
Equity contracts	1,850	207	18
Foreign exchange contracts	66	4	—
Interest rate contracts	2,218	47	51
		258	69
Counterparty netting(1)		(67)	(67)
Cash collateral netting(1)		(161)	(2)
Securities collateral netting(1)		(14)	—
Net receivables/payables		$16	$—
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

Continuing operations: As of June 30, 2020, the Company held $95 and pledged $216 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2019, the Company held $9 and $82 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2020, the Company delivered $201 of securities and held $9 of securities as collateral. As of December 31, 2019, the Company delivered $183 of securities and held no securities as collateral.

Businesses held for sale: As of June 30, 2020, the Company held $162 and pledged $2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2019, the Company held $213 and no net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2020, the Company delivered $2 of securities and held $14 of securities as collateral. As of December 31, 2019, the Company delivered $2 of securities and held $18 of securities as collateral.

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

	Three Months Ended June 30,
	2020		2019
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income	Net investment income	Net investment income
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$(19)	$1	$20
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3	—	3

	Six Months Ended June 30,
	2020		2019
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income	Net investment income	Net investment income
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$2	$73	$2	$10
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	6	—	6

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Three Months Ended June 30,
	2020		2019
	Net Investment Income	Other net realized capital gains/(losses)	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$586	$49	$712	$28
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	—	3	—

	Six Months Ended June 30,
	2020		2019
	Net Investment Income	Other net realized capital gains/(losses)	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$1,284	$(164)	$1,370	$42
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	6	—	6	—

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended June 30,
		2020	2019
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$4	$(79)
Foreign exchange contracts	Other net realized capital gains (losses)	(1)	2
Equity contracts	Other net realized capital gains (losses)	(9)	(4)
Credit contracts	Other net realized capital gains (losses)	2	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	(1)	2
Within products	Other net realized capital gains (losses)	36	(26)
Within reinsurance agreements	Policyholder benefits	(125)	(63)
Managed custody guarantees	Other net realized capital gains (losses)	9	—
Total		$(85)	$(168)

	Location of Gain or (Loss) Recognized in Income on Derivative	Six Months Ended June 30,
		2020	2019
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(33)	$(131)
Foreign exchange contracts	Other net realized capital gains (losses)	6	4
Equity contracts	Other net realized capital gains (losses)	(9)	(21)
Credit contracts	Other net realized capital gains (losses)	4	3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	7	3
Within products	Other net realized capital gains (losses)	(131)	(84)
Within reinsurance agreements	Policyholder benefits	(60)	(122)
Managed custody guarantees	Other net realized capital gains (losses)	(17)	—
Total		$(233)	$(348)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments from discontinued operations on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended June 30,
		2020	2019
Derivatives: Non-qualifying for hedge accounting
Foreign exchange contracts	Income (loss) from discontinued operations, net of tax	$—	$—
Equity contracts	Income (loss) from discontinued operations, net of tax	92	15
Credit contracts	Income (loss) from discontinued operations, net of tax	—	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Income (loss) from discontinued operations, net of tax	—	1
Within products	Income (loss) from discontinued operations, net of tax	(89)	62
Total		$3	$78

	Location of Gain or (Loss) Recognized in Income on Derivative	Six Months Ended June 30,
		2020	2019
Derivatives: Non-qualifying for hedge accounting
Foreign exchange contracts	Income (loss) from discontinued operations, net of tax	$1	$—
Equity contracts	Income (loss) from discontinued operations, net of tax	(61)	78
Credit contracts	Income (loss) from discontinued operations, net of tax	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Income (loss) from discontinued operations, net of tax	2	1
Within products	Income (loss) from discontinued operations, net of tax	56	—
Total		$(2)	$80

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5. Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, measured at fair value on a recurring basis as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,195	$349	$—	$1,544
U.S. Government agencies and authorities	—	103	—	103
State, municipalities and political subdivisions	—	1,368	—	1,368
U.S. corporate public securities	—	14,935	107	15,042
U.S. corporate private securities	—	4,829	1,390	6,219
Foreign corporate public securities and foreign governments(1)	—	4,360	—	4,360
Foreign corporate private securities(1)	—	4,348	305	4,653
Residential mortgage-backed securities	—	5,908	38	5,946
Commercial mortgage-backed securities	—	3,847	—	3,847
Other asset-backed securities	—	1,977	99	2,076
Total fixed maturities, including securities pledged	1,195	42,024	1,939	45,158
Equity securities	64	—	161	225
Derivatives:
Interest rate contracts	8	679	47	734
Foreign exchange contracts	—	67	—	67
Equity contracts	—	8	—	8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,805	37	—	2,842
Assets held in separate accounts	71,561	6,786	174	78,521
Total assets	$75,633	$49,601	$2,321	$127,555
Percentage of Level to total	59%	39%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives(2)	—	—	210	210
Other derivatives:
Interest rate contracts	—	893	47	940
Foreign exchange contracts	—	2	—	2
Equity contracts	1	5	—	6
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	132	—	132
Total liabilities	$1	$1,034	$257	$1,292
(1) Primarily U.S. dollar denominated.
(2)Includes GMWBL, GMWB,FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities related to businesses held for sale measured at fair value on a recurring basis as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$531	$383	$—	$914
U.S. Government agencies and authorities	—	176	—	176
State, municipalities and political subdivisions	—	447	—	447
U.S. corporate public securities	—	6,213	31	6,244
U.S. corporate private securities	—	694	304	998
Foreign corporate public securities and foreign governments(1)	—	1,499	3	1,502
Foreign corporate private securities(1)	—	510	81	591
Residential mortgage-backed securities	—	577	—	577
Commercial mortgage-backed securities	—	1,066	—	1,066
Other asset-backed securities	—	579	8	587
Total fixed maturities, including securities pledged	531	12,144	427	13,102
Equity securities	2	—	2	4
Derivatives:
Interest rate contracts	—	1	46	47
Foreign exchange contracts	—	4	—	4
Equity contracts	—	40	167	207
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	424	—	—	424
Assets held in separate accounts	1,395	—	—	1,395
Total assets	$2,352	$12,189	$642	$15,183
Percentage of Level to total	16%	80%	4%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives - IUL	—	—	177	177
Other derivatives:
Interest rate contracts	—	5	46	51
Equity contracts	—	18	—	18
Credit contracts	—	—	—	—
Embedded derivative on reinsurance	—	102	—	102
Total liabilities	$—	$125	$223	$348
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
1) Primarily U.S. dollar denominated.

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

	Three Months Ended June 30, 2020
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$66	$—	$(2)	$—	$—	$—	$—	$43	$—	$107	$—	$(2)
U.S. corporate private securities	1,291	1	83	25	—	(13)	(49)	92	(40)	1,390	1	83
Foreign corporate public securities and foreign governments(1)	4	—	—	—	—	—	—	—	(4)	—	—	—
Foreign corporate private securities(1)	277	(4)	32	—	—	(2)	(4)	6	—	305	(4)	32
Residential mortgage-backed securities	30	—	—	24	—	—	—	—	(16)	38	—	—
Other asset-backed securities	87	(8)	1	20	—	—	(1)	—	—	99	(8)	1
Total fixed maturities, including securities pledged	1,755	(11)	114	69	—	(15)	(54)	141	(60)	1,939	(11)	114
Equity securities	119	14	—	30	—	—	(2)	—	—	161	14	—
Derivatives:
Guaranteed benefit derivatives(2)(5)	(253)	45	—	—	(2)	—	—	—	—	(210)	—	—
Assets held in separate accounts(4)	141	2	—	33	—	—	—	3	(5)	174	—	—
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
(3) For financial instruments still held as of June 30 amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$74	$—	$(2)	$—	$—	$—	$(3)	$38	$—	$107	$—	$(2)
U.S. corporate private securities	1,457	1	10	71	—	(16)	(130)	88	(91)	1,390	1	10
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	328	(7)	(18)	3	—	(6)	(5)	10	—	305	(4)	(18)
Residential mortgage-backed securities	23	(2)	—	24	—	—	—	—	(7)	38	(2)	—
Other asset-backed securities	78	(8)	1	30	—	—	(2)	—	—	99	(8)	1
Total fixed maturities, including securities pledged	1,960	(16)	(9)	128	—	(22)	(140)	136	(98)	1,939	(13)	(9)
Equity securities	128	5	—	30	—	—	(2)	—	—	161	5	—
Derivatives:
Guaranteed benefit derivatives(2)(5)	(60)	(148)	—	—	(2)	—	—	—	—	(210)	—	—
Assets held in separate accounts(4)	116	(1)	—	80	—	(1)	—	3	(23)	174	—	—

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
(3) For financial instruments still held as of June 30 amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
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

	Three Months Ended June 30, 2020
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$34	$—	$(2)	$(1)	$—	$—	$—	$—	$—	$31	$—	$(2)
U.S. corporate private securities	288	—	21	10	—	(13)	(7)	16	(11)	304	—	21
Foreign corporate public securities and foreign governments(1)	3	—	—	—	—	—	—	—	—	3	—	—
Foreign corporate private securities(1)	68	—	13	—	—	—	—	—	—	81	—	13
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	7	—	—	1	—	—	—	—	—	8	—	—
Total fixed maturities, including securities pledged	400	—	32	10	—	(13)	(7)	16	(11)	427	—	32
Equity securities	30	3	—	—	—	(30)	(1)	—	—	2	—	—
Derivatives:
Guaranteed benefit derivatives - IUL(2)	(81)	(89)	—	—	(18)	—	11	—	—	(177)	—	—
Other derivatives, net	83	77	—	14	—	—	(7)	—	—	167	84	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis.
(3) For financial instruments still held as of June 30 amounts are included in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$32	$—	$—	$—	$—	$—	$(1)	$—	$—	$31	$—	$—
U.S. corporate private securities	316	—	4	19	—	(13)	(17)	17	(22)	304	—	4
Foreign corporate public securities and foreign governments(1)	7	—	(4)	—	—	—	—	—	—	3	—	(4)
Foreign corporate private securities(1)	80	—	—	1	—	—	—	—	—	81	—	(1)
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	6	—	—	3	—	—	(1)	—	—	8	—	—
Total fixed maturities, including securities pledged	441	—	—	23	—	(13)	(19)	17	(22)	427	—	(1)
Equity securities	33	—	—	—	—	(30)	(1)	—	—	2	(1)	—
Derivatives:
Guaranteed benefit derivatives - IUL(2)	(217)	56	—	—	(34)	—	18	—	—	(177)	—	—
Other derivatives, net	202	(50)	—	28	—	—	(13)	—	—	167	(35)	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis.
(3) For financial instruments still held as of June 30 amounts are included in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

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

	Three Months Ended June 30, 2019
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$73	$—	$—	$—	$—	$—	$(5)	$—	$—	$68	$—
U.S. corporate private securities	1,280	—	24	6	—	—	(6)	—	(10)	1,294	—
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	218	—	4	70	—	—	—	—	—	292	—
Residential mortgage-backed securities	49	(2)	—	—	—	—	—	—	(17)	30	(2)
Commercial mortgage-backed securities	13	—	—	3	—	—	—	—	(13)	3	—
Other asset-backed securities	131	—	—	8	—	—	(1)	—	(56)	82	—
Total fixed maturities, including securities pledged	1,764	(2)	28	87	—	—	(12)	—	(96)	1,769	(2)
Equity securities, available-for-sale	150	6	—	—	—	—	—	—	—	156	6
Derivatives:
Guaranteed benefit derivatives (2)(5)	(41)	(13)	—	—	(7)	—	4	—	—	(57)	—
Assets held in separate accounts(4)	67	2	—	33	—	—	—	—	—	102	—
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$34	$—	$1	$—	$—	$—	$(5)	$38	$—	$68	$—
U.S. corporate private securities	1,134	1	67	135	—	(14)	(18)	—	(11)	1,294	1
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	217	(25)	38	142	—	(80)	—	—	—	292	1
Residential mortgage-backed securities	28	(4)	—	8	—	—	—	—	(2)	30	(4)
Commercial mortgage-backed securities	14	—	—	3	—	—	—	—	(14)	3	—
Other asset-backed securities	127	—	—	12	—	—	(2)	—	(55)	82	—
Total fixed maturities, including securities pledged	1,554	(28)	106	300	—	(94)	(25)	38	(82)	1,769	(2)
Equity securities, available-for-sale	104	10	—	42	—	—	—	—	—	156	10
Derivatives:
Guaranteed benefit derivatives (2)(5)	(44)	(8)	—	—	(7)	—	2	—	—	(57)	—
Assets held in separate accounts(4)	62	3	—	39	—	—	—	3	(5)	102	—
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

	Three Months Ended June 30, 2019
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$35	$—	$—	$—	$—	$—	$—	$—	$(4)	$31	$—
U.S. corporate private securities	285	—	6	—	—	—	(3)	—	—	288	—
Foreign corporate public securities and foreign governments(1)	9	—	(1)	—	—	—	—	—	—	8	—
Foreign corporate private securities(1)	48	—	3	27	—	—	—	—	—	78	—
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	3	—	—	—	—	—	—	—	(3)	—	—
Other asset-backed securities	13	—	—	8	—	—	—	—	(7)	14	—
Total fixed maturities including securities pledged	393	—	8	35	—	—	(3)	—	(14)	419	—
Equity securities	34	2	—	—	—	—	—	—	—	36	2
Derivatives:
Guaranteed benefit derivatives - IUL(2)	(146)	(13)	—	—	(15)	—	14	—	—	(160)	—
Other derivatives, net	137	10	—	12	—	—	(10)	—	—	148	11
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis.
(3) For financial instruments still held as of June 30 amounts are included in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$10	$—	$1	$—	$—	$—	$—	$22	$(2)	$31	$1
U.S. corporate private securities	259	—	17	19	—	—	(7)	—	—	288	—
Foreign corporate public securities and foreign governments(1)	11	—	(3)	—	—	—	—	—	—	8	—
Foreign corporate private securities(1)	34	(4)	9	52	—	(13)	—	—	—	78	—
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	11	—	—	8	—	—	—	—	(5)	14	—
Total fixed maturities including securities pledged	325	(4)	24	79	—	(13)	(7)	22	(7)	419	1
Equity securities	25	4	—	7	—	—	—	—	—	36	4
Derivatives:
Guaranteed benefit derivatives - IUL(2)	(82)	(76)	—	—	(28)	—	26	—	—	(160)	—
Other derivatives, net	83	61	—	22	—	—	(19)	—	—	148	65
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis.
(3) For financial instruments still held as of June 30 amounts are included in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2020 and 2019, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.
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

The following table presents the unobservable inputs for IUL for businesses held for sale as of the dates indicated:

	June 30, 2020			December 31, 2019
Unobservable Input	Range(1)		Weighted Average(3)	Range(1)
Interest rate implied volatility	—		—	—
Nonperformance risk	0.22% to 0.66%		0.36%	0.22% to 0.42%
Actuarial Assumptions:
Lapses	2% to 10%		6%	2% to 10%
Mortality	—	(2)	—	—	(2)
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

•A decrease (increase) in nonperformance risk
•A decrease (increase) in lapses

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

The carrying values and estimated fair values of the Company's financial instruments from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, as of the dates indicated:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$45,158	$45,158	$43,778	$43,778
Equity securities	225	225	196	196
Mortgage loans on real estate	6,904	7,178	6,878	7,262
Policy loans	746	746	776	776
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,842	2,842	2,644	2,644
Derivatives	809	809	316	316
Other investments	286	350	320	456
Assets held in separate accounts	78,521	78,521	81,670	81,670
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(2)	$34,696	$44,575	$33,916	$41,035
Funding agreements with fixed maturities	835	833	877	877
Supplementary contracts, immediate annuities and other	811	874	821	872
Derivatives:
Guaranteed benefit derivatives(2)	210	210	60	60
Other derivatives	950	950	403	403
Short-term debt	1	1	1	1
Long-term debt	3,043	3,400	3,042	3,418
Embedded derivative on reinsurance	132	132	100	100
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(2) Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments related to businesses held for sale as of the dates indicated:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$13,102	$13,102	$12,470	$12,470
Equity securities	4	4	35	35
Mortgage loans on real estate	1,286	1,348	1,319	1,405
Policy loans	996	996	1,005	1,005
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	424	424	533	533
Derivatives	258	258	305	305
Other investments	46	46	42	42
Assets held in separate accounts	1,395	1,395	1,485	1,485
Liabilities:
Investment contract liabilities:
Funding agreements with fixed maturities	$1,010	$1,005	$927	$923
Supplementary contracts, immediate annuities and other	106	116	97	104
Notes Payable	219	247	252	320
Derivatives:
Guaranteed benefit derivatives - IUL	177	177	217	217
Embedded derivative on reinsurance	102	102	75	75

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6. Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2020
	DAC	VOBA		Total
Balance as of January 1, 2020	$1,762	$464		$2,226
Impact of ASU 2016-13	3	—		3
Deferrals of commissions and expenses	51	2		53
Amortization:
Amortization, excluding unlocking	(136)	(49)		(185)
Unlocking(1)	7	(6)		1
Interest accrued	62	27	(2)	89
Net amortization included in Condensed Consolidated Statements of Operations	(67)	(28)		(95)
Change due to unrealized capital gains/losses on available-for-sale securities	(115)	(105)		(220)
Balance as of June 30, 2020	$1,634	$333		$1,967

	2019
	DAC	VOBA		Total
Balance as of January 1, 2019	$2,155	$818		$2,973
Deferrals of commissions and expenses	62	4		66
Amortization:
Amortization, excluding unlocking	(162)	(68)		(230)
Unlocking(1)	15	23		38
Interest accrued	64	28	(2)	92
Net amortization included in Condensed Consolidated Statements of Operations	(83)	(17)		(100)
Change due to unrealized capital gains/losses on available-for-sale securities	(255)	(266)		(521)
Balance as of June 30, 2019	$1,879	$539		$2,418
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) Interest accrued at the following rates for VOBA: 3.5% to 7.4% during 2020 and 2.7% and 7.4% during 2019.

7.  Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan"), the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan") and the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (the "2019 Omnibus Plan") (together, the "Omnibus Plans"). As of June 30, 2020, common stock reserved and available for issuance under the 2013 Omnibus Plan, the 2014 Omnibus Plan and the 2019 Omnibus Plan was 347,663, 3,178,653 and 10,560,334 shares, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted Stock Unit (RSU) awards	$9	$10	$27	$27
Performance Stock Unit (PSU) awards	7	8	25	25
Stock options	1	2	3	4
Total share-based compensation expense	17	20	55	56
Income tax benefit	4	19	23	20
After-tax share-based compensation expense	$13	$1	$32	$36

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the Director Plan for the period indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2020	1.9		$48.55	2.2		$48.85
Adjustment for PSU performance factor	—		—	0.4		42.27
Granted	0.7		62.82	0.7		61.86
Vested	(1.0)		47.52	(1.2)		42.38
Forfeited	—	*	52.37	—	*	53.18
Outstanding as of June 30, 2020	1.6		$55.49	2.1		$55.47
* Less than 0.1

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards		Weighted Average Exercise Price
Outstanding as of January 1, 2020	2.9		$41.93
Granted	—		—
Exercised	(0.1)		37.60
Forfeited	—	*	50.03
Outstanding as of June 30, 2020	2.8		$42.08
Vested, exercisable, as of June 30, 2020	2.1		$40.41
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
(Dollar amounts in millions, unless otherwise stated)

8.  Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2019	272.4	121.4	151.0
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	21.1	(21.1)
Share-based compensation	3.2	0.9	2.3
Treasury Stock retirement	(135.0)	(135.0)	—
Balance, December 31, 2019	140.7	8.4	132.3
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	8.1	(8.1)
Share-based compensation	2.3	0.4	1.9
Balance, June 30, 2020	143.0	16.9	126.1

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividends declared per share of Common Stock	$0.15	$0.01	$0.30	$0.02

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
The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions during the six months ended June 30, 2020:

Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
December 19, 2019	$200	2,591,093	February 26, 2020	727,368	3,318,461

During the six months ended June 30, 2020, the Company repurchased 7,390,099 shares of the Company's common stock in open market repurchases for an aggregate purchase price of $366.

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

On June 26, 2020, the Company paid a quarterly dividend of $0.15 per share on its common stock. As a consequence, the exercise price of the warrants to purchase shares of common stock was adjusted to $48.22 per share of common stock and the number of shares of common stock for which each warrant is exercisable has been adjusted to 1.003309771. As of June 30, 2020, no warrants have been exercised.

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
As of June 30, 2020 and December 31, 2019, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	June 30, 2020		December 31, 2019
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

As of June 30, 2020, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.  Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2020	2019	2020	2019
Earnings
Net income (loss) available to common shareholders:
Income (loss) from continuing operations	$(53)	$210	$(3)	$303
Less: Preferred stock dividends	4	—	18	10
Less: Net income (loss) attributable to noncontrolling interest	(79)	26	(73)	25
Income (loss) from continuing operations available to common shareholders	22	184	52	268
Income (loss) from discontinued operations, net of tax	(93)	42	(221)	22
Net income (loss) available to common shareholders	$(71)	$226	$(169)	$290

Weighted average common shares outstanding
Basic	126.2	144.1	128.6	145.5
Dilutive Effects:
Warrants(1)	—	2.3	1.5	1.2
RSU awards	0.8	1.2	1.0	1.3
PSU awards	1.0	1.6	1.4	2.0
Stock Options	0.3	0.7	0.4	0.6
Diluted	128.3	149.9	132.9	150.6

Basic(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.17	$1.27	$0.40	$1.84
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.73)	$0.29	$(1.72)	$0.15
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.56)	$1.57	$(1.32)	$1.99
Diluted(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.17	$1.22	$0.39	$1.78
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.72)	$0.28	$(1.66)	$0.15
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.55)	$1.51	$(1.27)	$1.93
(1) For the three months ended June 30, 2020, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. For more information on warrants, see the Shareholders' Equity Note to these Condensed Consolidated Financial Statements.
(2) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10. Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	June 30,
	2020	2019
Fixed maturities, net of impairment	$6,914	$4,521
Derivatives(1)	195	168
DAC/VOBA adjustment on available-for-sale securities	(1,915)	(1,228)
Premium deficiency reserve	(324)	(134)
Sales inducements and other intangibles adjustment on available-for-sale securities	(213)	(157)
Unrealized capital gains (losses), before tax	4,657	3,170
Deferred income tax asset (liability)	(623)	(312)
Net unrealized capital gains (losses)	4,034	2,858
Pension and other postretirement benefits liability, net of tax	5	9
AOCI	$4,039	$2,867
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of June 30, 2020, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $24.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$4,087		$(858)	$3,229
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	8		(2)	6
DAC/VOBA	(1,009)		212	(797)
Premium deficiency reserve	(178)		38	(140)
Sales inducements and other intangibles	(86)		18	(68)
Change in unrealized gains/losses on available-for-sale securities	2,822		(592)	2,230

Derivatives:
Derivatives	(34)	(1)	7	(27)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		2	(4)
Change in unrealized gains/losses on derivatives	(40)		9	(31)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$2,781		$(583)	$2,198
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,331		$(280)	$1,051
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	37		(8)	29
DAC/VOBA	(417)	(1)	88	(329)
Premium deficiency reserve	(75)		16	(59)
Sales inducements and other intangibles	(28)		6	(22)
Change in unrealized gains/losses on available-for-sale securities	848		(178)	670

Derivatives:
Derivatives	62	(2)	(13)	49
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(12)		3	(9)
Change in unrealized gains/losses on derivatives	50		(10)	40

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(2)		—	(2)
Change in pension and other postretirement benefits liability	(2)		—	(2)
Change in Accumulated other comprehensive income (loss)	$896		$(188)	$708
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,574		$(332)	$1,242
Impairments	$1		$—	$1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	$(11)		$3	$(8)
DAC/VOBA	$(350)		$73	$(277)
Premium deficiency reserve	$(41)		$8	$(33)
Sales inducements and other intangibles	$(45)		$10	$(35)
Change in unrealized gains/losses on available-for-sale securities	1,128		(238)	890

Derivatives:
Derivatives	$21	(1)	$(4)	$17
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	$(7)		$2	$(5)
Change in unrealized gains/losses on derivatives	$14		$(2)	$12

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	$(1)		$—	$(1)
Change in pension and other postretirement benefits liability	$(1)		$—	$(1)
Change in Accumulated other comprehensive income (loss)	$1,141		$(240)	$901

(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$3,439		$(722)	$2,717
Impairment	2		—	2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	6		(1)	5
DAC/VOBA	(848)	(1)	178	(670)
Premium deficiency reserve	(77)		16	(61)
Sales inducements and other intangibles	(93)		20	(73)
Change in unrealized gains/losses on available-for-sale securities	2,429		(509)	1,920

Derivatives:
Derivatives	11	(2)	(2)	9
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(13)		3	(10)
Change in unrealized gains/losses on derivatives	(2)		1	(1)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(2)		—	(2)
Change in pension and other postretirement benefits liability	(2)		—	(2)
Change in Accumulated other comprehensive income (loss)	$2,425		$(508)	$1,917
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

The Company's effective tax rate for the three months ended June 30, 2020 was (10.4)%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") partially offset by noncontrolling interest and nondeductible expenses. The Company's effective tax rate for the six months ended June 30, 2020 was 25.0%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD and nondeductible expenses partially offset by noncontrolling interest.

The Company's effective tax rate for the three and six months ended June 30, 2019 was 13.6% and 12.2%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which became effective on March 27, 2020, has not had any material impact on corporate income taxes.

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

12. Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt securities issued and outstanding as of June 30, 2020 and December 31, 2019:

	Maturity	June 30, 2020	December 31, 2019
3.125% Senior Notes, due 2024	07/15/2024	398	397
3.65% Senior Notes, due 2026	06/15/2026	497	496
5.7% Senior Notes, due 2043	07/15/2043	395	395
4.8% Senior Notes, due 2046	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	01/23/2048	345	345
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	739	739
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	139	139
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	138	138
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	13	14
1.00% Windsor Property Loan	06/14/2027	4	4
Subtotal		3,044	3,043
Less: Current portion of long-term debt		1	1
Total		$3,043	$3,042
(1) Guaranteed by ING Group.

Aetna Notes

As of June 30, 2020, the outstanding principal amount of the Aetna Notes was $358, which is guaranteed by ING Group. As of June 30, 2020, the Company provided $373 of collateral benefiting ING Group, comprised of a deposit of $210 to a control account with a third-party collateral agent and $163 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility Agreement

As of June 30, 2020, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 of committed capacity for issuing letters of credit and the full $500 may be utilized for direct borrowings. As of June 30, 2020, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $6.15 billion, which may increase upon any future equity issuances by the Company.

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

As of June 30, 2020, the Company had off-balance sheet commitments to acquire mortgage loans of $66 and purchase limited partnerships and private placement investments of $873, of which $242 related to consolidated investment entities.

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

	June 30, 2020	December 31, 2019
Fixed maturity collateral pledged to FHLB (1)	$1,214	$1,211
FHLB restricted stock(2)	54	55
Other fixed maturities-state deposits	44	48
Cash and cash equivalents	14	12
Securities pledged(3)	1,122	1,408
Total restricted assets	$2,448	$2,734
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $838 and $1,159 as of June 30, 2020 and December 31, 2019, respectively. In addition, as of June 30, 2020 and December 31, 2019, the Company delivered securities as collateral of $201 and $183 and repurchase agreements of $83 and $66, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2020 and December 31, 2019, the Company had $835 and $877, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, assets with a market value of approximately $1,214 and $1,211, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets. Additionally, SLD is currently a member of FHLB of Topeka. The related non-puttable funding agreements and the assets pledged are reflected in Liabilities and Assets held for sale on Condensed Consolidated Balance Sheets.

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

As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. Such matters include an SEC inquiry into mutual fund share classes offered by Voya’s investment advisor subsidiary, involving issues similar to those under the SEC’s Share Class Selection Disclosure Initiative where the SEC has been examining the subsidiary’s receipt of 12b1 fees and other revenue in relation to the accuracy and adequacy of its disclosures. It is the practice of the Company to cooperate fully in these matters.

While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters, excluding the SEC inquiry referenced immediately above, nor potential liabilities associated with other loss contingencies, are likely to have such an effect. However, given the large and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company's litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company's results of operations or cash flows in a particular quarterly or annual period.

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $50.

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

Contingencies related to Performance-based Capital Allocations on Private Equity Funds

Certain performance-based capital allocations related to sponsored private equity funds ("carried interest") are not final until the conclusion of an investment term specified in the relevant asset management contract. As a result, such carried interest, if accrued or paid to the Company during such term, is subject to later adjustment based on subsequent fund performance. If the fund’s cumulative investment return falls below specified investment return hurdles, some or all of the previously accrued carried interest is reversed to the extent that the Company is no longer entitled to the performance-based capital allocation. Should the fund’s cumulative investment return subsequently increase above specified investment return hurdles in fut/ure periods, previous reversals could be fully or partially recovered.

As of June 30, 2020, approximately $75 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $167 and $279 on a continuing basis as of June 30, 2020 and December 31, 2019, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 2 and 3 CLOs as of June 30, 2020 and December 31, 2019, respectively.

Limited Partnerships

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 12 funds, which were structured as partnerships, as of June 30, 2020 and December 31, 2019.

Registered Investment Companies

The Company deconsolidated one sponsored investment fund accounted for as a VOE as of June 30, 2020, because it is no longer the majority investor in the fund, and as such, does not have a controlling financial interest in the fund. The Company consolidated one sponsored investment fund accounted for as a VOE as of December 31, 2019, because it is the majority investor in the fund, and as such, has a controlling financial interest in the fund.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	June 30, 2020	December 31, 2019
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$39	$68
Corporate loans, at fair value using the fair value option	274	513
Limited partnerships/corporations, at fair value	1,459	1,470
Other assets	10	12
Total VIE assets	1,782	2,063
VOEs
Limited partnerships/corporations, at fair value	—	162
Other assets	—	1
Total VOE assets	—	163
Total assets of consolidated investment entities	$1,782	$2,226

Liabilities of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$268	$474
Other liabilities	606	650
Total VIE liabilities	874	1,124
VOEs
Other liabilities	—	2
Total VOE liabilities	—	2
Total liabilities of consolidated investment entities	$874	$1,126

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2020 and 2028, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.8%. As of June 30, 2020 and December 31, 2019, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $33 and $18, respectively. Less than 2.0% and 1.0% of the collateral assets were in default as of June 30, 2020 and December 31, 2019, respectively.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.7% for the more senior tranches to 5.4% for the more subordinated tranches. CLO notes mature in 2026 and have a weighted average maturity of 6.1 years as of June 30, 2020. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

The following narrative indicates the sensitivity of inputs:

•Default Rate: An increase (decrease) in the expected default rate would likely increase (decrease) the discount margin (increase risk premium) used to value the CLO investments and CLO notes and, as a result, would potentially decrease the value of the CLO investments and CLO notes.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

•Recovery Rate: A decrease (increase) in the expected recovery of defaulted assets would potentially decrease (increase) the valuation of CLO investments and CLO notes.
•Prepayment Rate: A decrease (increase) in the expected rate of collateral prepayments would potentially decrease (increase) the valuation of CLO investments and CLO notes as the expected weighted average life ("WAL") would increase (decrease).
•Discount Margin (spread over LIBOR): An increase (decrease) in the discount margin used to value the CLO investments and CLO notes would decrease (increase) the value of the CLO investments and CLO notes.

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

•Unrestricted, publicly traded securities are valued at the closing public market price on the reporting date;
•Restricted, publicly traded securities may be valued at a discount from the closing public market price on the reporting date, depending on the circumstances; and
•Privately held securities are valued by the directors/general partner of the investee fund, based on a variety of factors, including the price of recent transactions in the company's securities and the company's earnings, revenue and book value.

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

As of June 30, 2020 and December 31, 2019, certain private equity funds maintained term loans and revolving lines of credit of $666 and $669, respectively. The term loans renew every three years and the revolving lines of credit renew annually; all loans bear interest at LIBOR/EURIBOR plus 150 - 200 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of June 30, 2020 and December 31, 2019, outstanding borrowings amount to $580 and $602, respectively.

On March 30, 2020, Pomona Investment Fund terminated its three-year revolving credit agreement with Credit Suisse and entered into a five-year revolving credit agreement with Barclays Bank Plc. The loan bears interest at LIBOR plus 285 bps and has a commitment fee of 85 bps. Pomona Investment Fund deconsolidated during the second quarter of 2020.
The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of June 30, 2020:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$39	$—	$—	$—	$39
Corporate loans, at fair value using the fair value option	—	274	—	—	274
Limited partnerships/corporations, at fair value	—	—	—	1,459	1,459
VOEs
Limited partnerships/corporations, at fair value	—	—	—	—	—
Total assets, at fair value	$39	$274	$—	$1,459	$1,772
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$268	$—	$—	$268
Total liabilities, at fair value	$—	$268	$—	$—	$268

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2019:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$68	$—	$—	$—	$68
Corporate loans, at fair value using the fair value option	—	513	—	—	513
Limited partnerships/corporations, at fair value	—	—	—	1,470	1,470
VOEs
Limited partnerships/corporations, at fair value	—	—	—	162	162
Total assets, at fair value	$68	$513	$—	$1,632	$2,213
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$474	$—	$—	$474
Total liabilities, at fair value	$—	$474	$—	$—	$474

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and six months ended June 30, 2020 and 2019, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Deconsolidation of Certain Investment Entities

The Company determined its interest in the Pomona Investment Fund was less than a majority of the fund's NAV and therefore did not represent a controlling financial interest. As a result of this determination, the Company deconsolidated one investment entity during the three and six months ended June 30, 2020. There were no deconsolidations during the three and six months ended June 30, 2019.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of June 30, 2020 and December 31, 2019, the Company held $396 and $377 ownership interests, respectively, in unconsolidated CLOs on a continuing basis.

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

Variable Interests on the Condensed Consolidated Balance Sheet
	June 30, 2020		December 31, 2019
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available-for-sale and fair value option	$396	$396	$377	$377
Limited partnership/corporations	1,376	1,376	1,290	1,290

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

15.  Restructuring

Organizational Restructuring

As a result of the closing of the 2018 Transaction, the decision to cease new sales following the strategic review of the Company’s Individual Life business, additional cost savings targets announced in November 2018, and the Individual Life Transaction, the Company has undertaken restructuring efforts to execute the 2018 and Individual Life Transaction, reduce stranded expenses, as well as improve operational efficiency, strengthen technology capabilities and centralize certain sales, operations and investment management activities ("Organizational Restructuring"). The initiatives associated with the closing of the 2018 Transaction and the decision to cease new sales following the strategic review of the Company's Individual Life Business concluded during 2019. See below for further description of restructuring activities related to the Individual Life Transaction.

These activities have resulted in recognition of severance and organizational transition costs that are reflected in both continuing operations and discontinued operations. Amounts reflected in continuing operations are reported in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments.

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Amounts Incurred to Date
	2020	2019	2020	2019
Severance benefits	$(5)	$4	$(8)	$51	$50
Organizational transition costs	42	51	64	87	266
Total restructuring expenses	$37	$55	$56	$138	$316
Continuing operations	$21	$55	$36	$138	$286
Discontinued operations	$16	$—	$20	$—	$30

Total restructuring expenses reflected in the table above include expenses related to the Individual Life transaction of $22 and $26 for the three and six months ended June 30, 2020, respectively, a substantial portion of which is included in Income(loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations. The aggregate amount of Organizational Restructuring expenses incurred in 2019 and expected to be incurred through the end of 2020, excluding restructuring efforts resulting from the Individual Life transaction, is in the range of $250 to $300. The Company anticipates that these costs will include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the accrued liability associated with Organizational Restructuring expenses as of June 30, 2020:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2020	$30	$25	$55
Provision	(8)	64	56
Payments	(9)	(49)	(58)
Accrued liability as of June 30, 2020	$13	$40	$53

Pursuant to the Individual Life Transaction, the Company will divest or dissolve four regulated insurance entities, including its life companies domiciled in Colorado and Indiana, and captive entities domiciled in Arizona. The Company will also divest Voya America Equities LLC, a regulated broker-dealer, and transfer or cease usage of a substantial number of administrative systems. The Company will undertake further restructuring efforts to reduce stranded expenses associated with its Individual Life business as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly related to the disposition beyond 2020, in addition to the $22 and $26 incurred for the three and six months ended June 30, 2020, respectively. These collective costs, which include severance, transition and other costs, cannot currently be estimated but could be material.

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

Measurement

Adjusted operating earnings before income taxes is a measure used by management to evaluate segment performance. The Company believes that Adjusted operating earnings before income taxes provides a meaningful measure of its business and segment performances and enhances the understanding of the Company’s financial results by focusing on the operating performance and trends of the underlying business segments and excluding items that tend to be highly variable from period to period based on capital market conditions and/or other factors. The Company uses the same accounting policies and procedures to measure segment Adjusted operating earnings before income taxes as it does for the directly comparable U.S. GAAP measure Income (loss) from continuing operations before income taxes. Adjusted operating earnings before income taxes does not replace Income (loss) from continuing operations before income taxes as the U.S. GAAP measure of the Company’s consolidated results of operations. Therefore, the Company believes that it is useful to evaluate both Income (loss) from continuing operations before income taxes and Adjusted operating earnings before income taxes when reviewing the Company’s financial and operating performance. Each segment’s Adjusted operating earnings before income taxes is calculated by adjusting Income (loss) from continuing operations before income taxes for the following items:

•Net investment gains (losses), net of related amortization of DAC, VOBA, sales inducements and unearned revenue, which are significantly influenced by economic and market conditions, including interest rates and credit spreads, and are not indicative of normal operations. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest;

•Net guaranteed benefit hedging gains (losses), which are significantly influenced by economic and market conditions and are not indicative of normal operations, include changes in the fair value of derivatives related to guaranteed benefits, net of related reserve increases (decreases) and net of related amortization of DAC, VOBA and sales

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

inducements, less the estimated cost of these benefits. The estimated cost, which is reflected in Adjusted operating results, reflects the expected cost of these benefits if markets perform in line with the Company's long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from adjusted operating earnings, including the impacts related to changes in the Company's nonperformance spread;

•Income (loss) related to businesses exited or to be exited through reinsurance or divestment, which includes gains and (losses) associated with transactions to exit blocks of business within continuing operations (including net investment gains (losses) on securities sold and expenses directly related to these transactions) and residual run-off activity (including an insignificant number of Individual Life, Annuities and CBVA policies that were not part of the Individual Life and 2018 Transactions). Excluding this activity, which also includes amortization of intangible assets related to businesses exited or to be exited, better reveals trends in the Company's core business and more closely aligns Adjusted operating earnings before income taxes with how the Company manages its segments;

•Income (loss) attributable to noncontrolling interest, which represents the interest of shareholders, other than those of the Company, in consolidated entities. Income (loss) attributable to noncontrolling interest represents such shareholders' interests in the gains and (losses) of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled;

◦Dividend payments made to preferred shareholders are included as reductions to reflect the Adjusted operating earnings that is available to common shareholders;

•Income (loss) related to early extinguishment of debt, which includes losses incurred as a result of transactions where the Company repurchases outstanding principal amounts of debt; these losses are excluded from Adjusted operating earnings before income taxes since the outcome of decisions to restructure debt are not indicative of normal operations;

•Impairment of goodwill, value of management contract rights and value of customer relationships acquired, which includes losses as a result of impairment analysis; these represent losses related to infrequent events and do not reflect normal, cash-settled expenses;

•Immediate recognition of net actuarial gains (losses) related to the Company's pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period. The Company immediately recognizes actuarial gains and (losses) related to pension and other postretirement benefit obligations and gains and losses from plan adjustments and curtailments. These amounts do not reflect normal, cash-settled expenses and are not indicative of current Operating expense fundamentals; and

•Other items not indicative of normal operations or performance of the Company's segments or related to events such as capital or organizational restructurings undertaken to achieve long-term economic benefits, including certain costs related to debt and equity offerings, acquisition / merger integration expenses, severance and other expenses associated with such activities. These items vary widely in timing, scope and frequency between periods as well as between companies to which the Company is compared. Accordingly, the Company adjusts for these items as management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of the Company's segments.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations before income taxes	$(48)	$243	$(4)	$345
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	42	45	34	58
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	38	(6)	(52)	(10)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(55)	40	(45)	49
Income (loss) attributable to noncontrolling interest	(79)	26	(73)	25
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	—	—	66
Dividend payments made to preferred shareholders	4	—	18	10
Other adjustments	(15)	(52)	(37)	(144)
Total adjustments to income (loss) from continuing operations	$(65)	$53	$(155)	$54

Adjusted operating earnings before income taxes by segment:
Retirement	$37	$180	$160	$309
Investment Management	20	41	59	75
Employee Benefits	36	49	98	87
Corporate	(75)	(80)	(166)	(180)
Total	$17	$190	$151	$291

Adjusted operating revenues is a measure of the Company's segment revenues. Each segment's Operating revenues are calculated by adjusting Total revenues to exclude the following items:

•Net investment gains (losses) and related charges and adjustments, which are significantly influenced by economic and market conditions, including interest rates and credit spreads and are not indicative of normal operations. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest. These are net of related amortization of unearned revenue;

•Gains (losses) on changes in fair value of derivatives related to guaranteed benefits, which is significantly influenced by economic and market conditions and not indicative of normal operations, includes changes in the fair value of derivatives related to guaranteed benefits, less the estimated cost of these benefits. The estimated cost, which is reflected in Adjusted operating revenues, reflects the expected cost of these benefits if markets perform in line with the Company's long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from Adjusted operating revenues, including the impacts related to changes in the Company's nonperformance spread;

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

•Revenues related to businesses exited or to be exited through reinsurance or divestment, which includes revenues associated with transactions to exit blocks of business within continuing operations (including net investment gains (losses) on securities sold related to these transactions) and residual run-off activity (including an insignificant number of Individual Life, Annuities and CBVA policies that were not part of the Individual Life and 2018 Transactions). Excluding this activity better reveals trends in the Company's core business and more closely aligns Adjusted operating revenues with how the Company manages its segments;

•Revenues attributable to noncontrolling interest, which represents the interests of shareholders, other than the Company, in consolidated entities. Revenues attributable to noncontrolling interest represents such shareholders' interests in the gains and losses of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled; and

•Other adjustments to Total revenues primarily reflect fee income earned by the Company's broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in the Company's segments’ operating revenues, other items where the income is passed on to third parties and the elimination of intercompany investment expenses included in Adjusted operating revenues.

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$1,663	$1,969	$3,348	$3,791

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	41	42	33	55
Gains (losses) on change in fair value of derivatives related to guaranteed benefits	38	(5)	(52)	(9)
Revenues related to businesses exited or to be exited through reinsurance or divestment	332	417	676	815
Revenues attributable to noncontrolling interest	(66)	50	(57)	54
Other adjustments	93	70	125	152
Total adjustments to revenues	438	574	$726	$1,067

Adjusted operating revenues by segment:
Retirement	559	688	$1,236	$1,336
Investment Management	129	163	294	311
Employee Benefits	530	515	1,074	1,023
Corporate	7	29	18	54
Total	$1,225	$1,395	$2,622	$2,724

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Management intersegment revenues	$27	$25	$53	$51

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	June 30, 2020	December 31, 2019
Retirement	$116,471	$118,024
Investment Management	690	745
Employee Benefits	2,893	3,117
Corporate	25,342	25,206
Total assets, before consolidation(1)	145,396	147,092
Consolidation of investment entities	1,615	1,890
Total assets, excluding assets held for sale	147,011	148,982
Assets held for sale	19,923	20,069
Total assets	$166,934	$169,051
(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

17. Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of June 30, 2020 and December 31, 2019, their results of operation and comprehensive income for the three and six months ended June 30, 2020 and 2019, and statements of cash flows for the six months ended June 30, 2020 and 2019.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
June 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$5	$—	$40,948	$(15)	$40,938
Fixed maturities, at fair value using the fair value option	—	—	3,098	—	3,098
Equity securities, at fair value	—	—	225	—	225
Short-term investments	—	—	73	—	73
Mortgage loans on real estate, net of valuation allowance	—	—	6,904	—	6,904
Less: Allowance for credit losses	—	—	74	—	74
Mortgage loans on real estate, net	—	—	6,830	—	6,830
Policy loans	—	—	746	—	746
Limited partnerships/corporations	4	—	1,372	—	1,376
Derivatives	48	—	761	—	809
Investments in subsidiaries	11,334	8,695	—	(20,029)	—
Other investments	—	—	319	—	319
Securities pledged	—	—	1,122	—	1,122
Total investments	11,391	8,695	55,494	(20,044)	55,536
Cash and cash equivalents	243	—	867	—	1,110
Short-term investments under securities loan agreements, including collateral delivered	11	—	1,648	—	1,659
Accrued investment income	—	—	507	—	507
Premium receivable and reinsurance recoverable	—	—	3,791	—	3,791
Less: Allowance for credit losses on reinsurance recoverable	—	—	24	—	24
Premium receivable and reinsurance recoverable, net	—	—	3,767	—	3,767
Deferred policy acquisition costs and Value of business acquired	—	—	1,967	—	1,967
Deferred income taxes	830	44	452	—	1,326
Loans to subsidiaries and affiliates	246	—	254	(500)	—
Due from subsidiaries and affiliates	4	—	3	(7)	—
Other assets	5	—	831	—	836
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,459	—	1,459
Cash and cash equivalents	—	—	39	—	39
Corporate loans, at fair value using the fair value option	—	—	274	—	274
Other assets	—	—	10	—	10
Assets held in separate accounts	—	—	78,521	—	78,521
Assets held for sale	—	—	19,923	—	19,923
Total assets	$12,730	$8,739	$166,016	$(20,551)	$166,934

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
June 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$9,984	$—	$9,984
Contract owner account balances	—	—	41,674	—	41,674
Payables under securities loan and repurchase agreements, including collateral held	23	—	1,585	—	1,608
Short-term debt	254	51	196	(500)	1
Long-term debt	2,670	371	17	(15)	3,043
Derivatives	48	—	902	—	950
Pension and other postretirement provisions	—	—	431	—	431
Current income taxes	144	(18)	19	—	145
Due to subsidiaries and affiliates	1	—	4	(5)	—
Other liabilities	42	11	1,329	(2)	1,380
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	268	—	268
Other liabilities	—	—	606	—	606
Liabilities related to separate accounts	—	—	78,521	—	78,521
Liabilities held for sale	—	—	18,034	—	18,034
Total liabilities	3,182	415	153,570	(522)	156,645
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	9,548	8,324	11,705	(20,029)	9,548
Noncontrolling interest	—	—	741	—	741
Total shareholders' equity	9,548	8,324	12,446	(20,029)	10,289
Total liabilities and shareholders' equity	$12,730	$8,739	$166,016	$(20,551)	$166,934

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$2	$—	$587	$(3)	$586
Fee income	—	—	458	—	458
Premiums	—	—	607	—	607
Net realized capital gains (losses):
Total impairments	—	—	(50)	—	(50)
Other net realized capital gains (losses)	21	—	28	—	49
Total net realized capital gains (losses)	21	—	(22)	—	(1)
Other revenue	—	—	81	—	81
Income (loss) related to consolidated investment entities:
Net investment income	—	—	(68)	—	(68)
Total revenues	23	—	1,643	(3)	1,663
Benefits and expenses:
Policyholder benefits	—	—	711	—	711
Interest credited to contract owner account balances	—	—	286	—	286
Operating expenses	(2)	—	645	—	643
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	19	—	19
Interest expense	34	8	1	(3)	40
Operating expenses related to consolidated investment entities:
Interest expense	—	—	10	—	10
Other expense	—	—	2	—	2
Total benefits and expenses	32	8	1,674	(3)	1,711
Income (loss) from continuing operations before income taxes	(9)	(8)	(31)	—	(48)
Income tax expense (benefit)	(2)	(2)	9	—	5
Income (loss) from continuing operations	(7)	(6)	(40)	—	(53)
Income (loss) from discontinued operations, net of tax	—	—	(93)	—	(93)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(7)	(6)	(133)	—	(146)
Equity in earnings (losses) of subsidiaries, net of tax	(60)	(27)	—	87	—
Net income (loss)	(67)	(33)	(133)	87	(146)
Less: Net income (loss) attributable to noncontrolling interest	—	—	(79)	—	(79)
Net income (loss) available to Voya Financial, Inc.	(67)	(33)	(54)	87	(67)
Less: Preferred stock dividends	4	—	—	—	4
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(71)	$(33)	$(54)	$87	$(71)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$5	$—	$1,285	$(6)	$1,284
Fee income	—	—	963	—	963
Premiums	—	—	1,215	—	1,215
Net realized capital gains (losses):
Total impairments	—	—	(70)	—	(70)
Other net realized capital gains (losses)	(5)	—	(159)	—	(164)
Total net realized capital gains (losses)	(5)	—	(229)	—	(234)
Other revenue	—	—	173	—	173
Income (loss) related to consolidated investment entities:
Net investment income	—	—	(53)	—	(53)
Total revenues	—	—	3,354	(6)	3,348
Benefits and expenses:
Policyholder benefits	—	—	1,307	—	1,307
Interest credited to contract owner account balances	—	—	572	—	572
Operating expenses	2	—	1,281	—	1,283
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	95	—	95
Interest expense	68	15	3	(6)	80
Operating expenses related to consolidated investment entities:
Interest expense	—	—	13	—	13
Other expense	—	—	2	—	2
Total benefits and expenses	70	15	3,273	(6)	3,352
Income (loss) from continuing operations before income taxes	(70)	(15)	81	—	(4)
Income tax expense (benefit)	(15)	(5)	19	—	(1)
Income (loss) from continuing operations	(55)	(10)	62	—	(3)
Income (loss) from discontinued operations, net of tax	—	—	(221)	—	(221)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(55)	(10)	(159)	—	(224)
Equity in earnings (losses) of subsidiaries, net of tax	(96)	109	—	(13)	—
Net income (loss)	(151)	99	(159)	(13)	(224)
Less: Net income (loss) attributable to noncontrolling interest	—	—	(73)	—	(73)
Net income (loss) available to Voya Financial, Inc.	(151)	99	(86)	(13)	(151)
Less: Preferred stock dividends	18	—	—	—	18
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(169)	$99	$(86)	$(13)	$(169)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$8	$—	$708	$(4)	$712
Fee income	—	—	483	—	483
Premiums	—	—	577	—	577
Net realized capital gains (losses):
Total impairments	—	—	(3)	—	(3)
Other net realized capital gains (losses)	—	—	28	—	28
Total net realized capital gains (losses)	—	—	25	—	25
Other revenue	—	—	105	—	105
Income (loss) related to consolidated investment entities:
Net investment income	—	—	67	—	67
Total revenues	8	—	1,965	(4)	1,969
Benefits and expenses:
Policyholder benefits	—	—	659	—	659
Interest credited to contract owner account balances	—	—	292	—	292
Operating expenses	3	—	667	—	670
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	43	—	43
Interest expense	35	8	3	(4)	42
Operating expenses related to consolidated investment entities:
Interest expense	—	—	16	—	16
Other expense	—	—	4	—	4
Total benefits and expenses	38	8	1,684	(4)	1,726
Income (loss) from continuing operations before income taxes	(30)	(8)	281	—	243
Income tax expense (benefit)	(6)	(1)	40	—	33
Income (loss) from continuing operations	(24)	(7)	241	—	210
Income (loss) from discontinued operations, net of tax	—	(3)	45	—	42
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(24)	(10)	286	—	252
Equity in earnings (losses) of subsidiaries, net of tax	250	153	—	(403)	—
Net income (loss)	226	143	286	(403)	252
Less: Net income (loss) attributable to noncontrolling interest	—	—	26	—	26
Net income (loss) available to Voya Financial, Inc.	226	143	260	(403)	226
Less: Preferred stock dividends	—	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$226	$143	$260	$(403)	$226

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$23	$—	$1,354	$(7)	$1,370
Fee income	—	—	965	—	965
Premiums	—	—	1,152	—	1,152
Net realized capital gains (losses):
Total impairments	—	—	(29)	—	(29)
Other net realized capital gains (losses)	—	—	42	—	42
Total net realized capital gains (losses)	—	—	13	—	13
Other revenue	—	—	219	—	219
Income (loss) related to consolidated investment entities:
Net investment income	—	—	72	—	72
Total revenues	23	—	3,775	(7)	3,791
Benefits and expenses:
Policyholder benefits	—	—	1,304	—	1,304
Interest credited to contract owner account balances	—	—	581	—	581
Operating expenses	6	—	1,346	—	1,352
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	100	—	100
Interest expense	72	14	5	(7)	84
Operating expenses related to consolidated investment entities:
Interest expense	—	—	21	—	21
Other expense	—	—	4	—	4
Total benefits and expenses	78	14	3,361	(7)	3,446
Income (loss) from continuing operations before income taxes	(55)	(14)	414	—	345
Income tax expense (benefit)	(11)	(2)	55	—	42
Income (loss) from continuing operations	(44)	(12)	359	—	303
Income (loss) from discontinued operations, net of tax	—	(82)	104	—	22
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(44)	(94)	463	—	325
Equity in earnings (losses) of subsidiaries, net of tax	344	221	—	(565)	—
Net income (loss)	300	127	463	(565)	325
Less: Net income (loss) attributable to noncontrolling interest	—	—	25	—	25
Net income (loss) available to Voya Financial, Inc.	300	127	438	(565)	300
Less: Preferred stock dividends	10	—	—	—	10
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$290	$127	$438	$(565)	$290

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(67)	$(33)	$(133)	$87	$(146)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	2,782	2,171	2,782	(4,953)	2,782
Impairments	—	—	—	—	—
Pension and other postretirement benefits liability	(1)	(1)	(1)	2	(1)
Other comprehensive income (loss), before tax	2,781	2,170	2,781	(4,951)	2,781
Income tax expense (benefit) related to items of other comprehensive income (loss)	583	456	584	(1,040)	583
Other comprehensive income (loss), after tax	2,198	1,714	2,197	(3,911)	2,198
Comprehensive income (loss)	2,131	1,681	2,064	(3,824)	2,052
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	(79)	—	(79)
Comprehensive income (loss) attributable to Voya Financial, Inc.	$2,131	$1,681	$2,143	$(3,824)	$2,131

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(151)	$99	$(159)	$(13)	$(224)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	898	634	897	(1,531)	898
Impairments	—	—	—	—	—
Pension and other postretirement benefits liability	(2)	(1)	(2)	3	(2)
Other comprehensive income (loss), before tax	896	633	895	(1,528)	896
Income tax expense (benefit) related to items of other comprehensive income (loss)	188	133	188	(321)	188
Other comprehensive income (loss), after tax	708	500	707	(1,207)	708
Comprehensive income (loss)	557	599	548	(1,220)	484
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	(73)	—	(73)
Comprehensive income (loss) attributable to Voya Financial, Inc.	$557	$599	$621	$(1,220)	$557

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$226	$143	$286	$(403)	$252
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,141	874	1,142	(2,016)	1,141
Impairments	1	1	1	(2)	1
Pension and other postretirement benefits liability	(1)	(1)	(1)	2	(1)
Other comprehensive income (loss), before tax	1,141	874	1,142	(2,016)	1,141
Income tax expense (benefit) related to items of other comprehensive income (loss)	240	183	240	(423)	240
Other comprehensive income (loss), after tax	901	691	902	(1,593)	901
Comprehensive income (loss)	1,127	834	1,188	(1,996)	1,153
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	26	—	26
Comprehensive income (loss) attributable to Voya Financial, Inc.	$1,127	$834	$1,162	$(1,996)	$1,127

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$300	$127	$463	$(565)	$325
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	2,425	1,910	2,426	(4,336)	2,425
Impairments	2	2	2	(4)	2
Pension and other postretirement benefits liability	(2)	(1)	(2)	3	(2)
Other comprehensive income (loss), before tax	2,425	1,911	2,426	(4,337)	2,425
Income tax expense (benefit) related to items of other comprehensive income (loss)	508	399	508	(907)	508
Other comprehensive income (loss), after tax	1,917	1,512	1,918	(3,430)	1,917
Comprehensive income (loss)	2,217	1,639	2,381	(3,995)	2,242
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	25	—	25
Comprehensive income (loss) attributable to Voya Financial, Inc.	$2,217	$1,639	$2,356	$(3,995)	$2,217

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$53	$306	$394	$(321)	$432
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	2,663	—	2,663
Equity securities	—	—	5	—	5
Mortgage loans on real estate	—	—	288	—	288
Limited partnerships/corporations	—	—	123	—	123
Acquisition of:
Fixed maturities	—	—	(3,055)	—	(3,055)
Equity securities	—	—	(2)	—	(2)
Mortgage loans on real estate	—	—	(313)	—	(313)
Limited partnerships/corporations	—	—	(187)	—	(187)
Short-term investments, net	—	—	(5)	—	(5)
Derivatives, net	(6)	—	110	—	104
Sales from consolidated investments entities	—	—	221	—	221
Purchases within consolidated investment entities	—	—	(567)	—	(567)
Maturity (issuance) of short-term intercompany loans, net	(83)	—	(185)	268	—
Return of capital contributions and dividends from subsidiaries	294	29	—	(323)	—
Capital contributions to subsidiaries	—	(5)	—	5	—
Collateral received (delivered), net	23	—	(53)	—	(30)
Other, net	—	—	27	—	27
Net cash used in investing activities - discontinued operations	—	—	(222)	—	(222)
Net cash (used in) provided by investing activities	228	24	(1,152)	(50)	(950)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flow
(Continued)
For the Six Months Ended June 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	3,089	—	3,089
Maturities and withdrawals from investment contracts	—	—	(2,928)	—	(2,928)
Settlements on deposit contracts	—	—	(4)	—	(4)
Net proceeds from (repayments of) short-term intercompany loans	185	(36)	119	(268)	—
Return of capital contributions and dividends to parent	—	(294)	(350)	644	—
Contributions of capital from parent	—	—	5	(5)	—
Borrowings of consolidated investment entities	—	—	331	—	331
Repayments of borrowings of consolidated investment entities	—	—	(460)	—	(460)
Contributions from (distributions to) participants in consolidated investment entities	—	—	682	—	682
Proceeds from issuance of common stock, net	2	—	—	—	2
Share-based compensation	(14)	—	(1)	—	(15)
Common stock acquired - Share repurchase	(366)	—	—	—	(366)
Dividends paid on common stock	(39)	—	—	—	(39)
Dividends paid on preferred stock	(18)	—	—	—	(18)
Principal payments for financing leases	—	—	(10)	—	(10)
Net cash provided by financing activities - discontinued operations	—	—	305	—	305
Net cash provided by (used in) financing activities	(250)	(330)	778	371	569
Net increase (decrease) in cash and cash equivalents	31	—	20	—	51
Cash and cash equivalents, beginning of period	212	—	1,260	—	1,472
Cash and cash equivalents, end of period	243	—	1,280	—	1,523
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	413	—	413
Cash and cash equivalents of continuing operations, end of period	$243	$—	$867	$—	$1,110

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(83)	$435	$632	$(435)	$549
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	3,789	—	3,789
Equity securities	13	—	2	—	15
Mortgage loans on real estate	—	—	544	—	544
Limited partnerships/corporations	—	—	105	—	105
Acquisition of:
Fixed maturities	—	—	(3,291)	—	(3,291)
Equity securities	(21)	—	(2)	—	(23)
Mortgage loans on real estate	—	—	(303)	—	(303)
Limited partnerships/corporations	—	—	(184)	—	(184)
Short-term investments, net	—	—	(20)	—	(20)
Derivatives, net	—	—	69	—	69
Sales from consolidated investments entities	—	—	329	—	329
Purchases within consolidated investment entities	—	—	(572)	—	(572)
Maturity (issuance) of short-term intercompany loans, net	(197)	—	4	193	—
Return of capital contributions and dividends from subsidiaries	956	383	—	(1,339)	—
Capital contributions to subsidiaries	—	—	—	—	—
Collateral received (delivered), net	—	—	(177)	—	(177)
Other, net	—	—	(55)	—	(55)
Net cash used in investing activities - discontinued operations	—	(128)	(25)	—	(153)
Net cash provided by (used in) investing activities	751	255	213	(1,146)	73

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows
(Continued)
For the Six Months Ended June 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	2,153	—	2,153
Maturities and withdrawals from investment contracts	—	—	(2,846)	—	(2,846)
Settlements on deposit contracts	—	—	(6)	—	(6)
Net (repayments of) proceeds from short-term intercompany loans	(4)	94	103	(193)	—
Return of capital contributions and dividends to parent	—	(786)	(988)	1,774	—
Contributions of capital from parent	—	—	—	—	—
Borrowings of consolidated investment entities	—	—	304	—	304
Repayments of borrowings of consolidated investment entities	—	—	(407)	—	(407)
Contributions from (distributions to) participants in consolidated investment entities, net	—	—	282	—	282
Proceeds from issuance of common stock, net	2	—	—	—	2
Proceeds from issuance of preferred stock, net	293	—	—	—	293
Share-based compensation	(17)	—	—	—	(17)
Common stock acquired - Share repurchase	(686)	—	—	—	(686)
Dividends paid on common stock	(3)	—	—	—	(3)
Dividends paid on preferred stock	(10)	—	—	—	(10)
Net cash provided by financing activities - discontinued operations	—	—	263	—	263
Net cash used in financing activities	(425)	(692)	(1,142)	1,581	(678)
Net increase (decrease) in cash and cash equivalents	243	(2)	(297)	—	(56)
Cash and cash equivalents, beginning of period	209	2	1,327	—	1,538
Cash and cash equivalents, end of period	452	—	1,030	—	1,482
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	304	—	304
Cash and cash equivalents of continuing operations, end of period	$452	$—	$726	$—	$1,178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three and six months ended June 30, 2020 and 2019 and financial condition as of June 30, 2020 and December 31, 2019. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report on Form 10-K").

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

The following represents segment percentage contributions to total Adjusted operating revenues and Adjusted operating earnings before income taxes for the six months ended June 30, 2020:

	June 30, 2020
percent of total	Adjusted Operating Revenues	Adjusted Operating Earnings before Income Taxes
Retirement	47.1%	106.0%
Investment Management	11.2%	39.1%
Employee Benefits	41.0%	64.9%
Corporate	0.7%	(109.9)%
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

As of December 31, 2019, we recorded an estimated loss on sale, net of tax of $1,108 to write down the carrying value of the businesses held for sale to estimated fair value, which is based on the estimated sales price of the Individual Life Transaction (as defined below) as of December 31, 2019, less cost to sell and other adjustments in accordance with the Resolution MTA. In addition, we are required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the

Individual Life Transaction. As such, Income (loss) from discontinued operations, net of tax, for the six months ended June 30, 2020 includes an additional estimated loss on sale of $240, net of tax. The estimated loss on sale, net of tax as of June 30, 2020 of $1,348, represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell. Additionally, the estimated loss on sale is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date. For additional information on the Individual Life Transaction and the related estimated loss on sale, see Trends and Uncertainties in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Concurrently with the sale, SLD will enter into reinsurance agreements with Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and Voya Retirement Insurance and Annuity Company ("VRIAC"), each of which is a direct or indirect wholly owned subsidiary of the Company. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective in-scope individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of the Company. We currently expect that these reinsurance transactions will be carried out on a coinsurance or modified coinsurance basis, with SLD’s reinsurance obligations collateralized in one of three ways: (1) invested assets placed in a comfort trust; (2) funds withheld basis with invested assets remaining on the respective subsidiaries of the Company; or (3) some combination of these two collateralization structures. During the second quarter of 2020, we recorded $50 million in intent impairments based on assets we expect to transfer to the comfort trust upon closing. Based on values as of June 30, 2020, U.S. GAAP reserves to be ceded under the Individual Life Transaction are expected to be approximately $10.3 billion and are subject to change until closing. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") will result in the disposition of substantially all of the Company's life insurance and legacy non-retirement annuity businesses. The revenues and net results of the Individual Life and Annuities businesses that will be disposed of via reinsurance are reported in businesses exited or to be exited through reinsurance or divestment which is an adjustment to our U.S. GAAP revenues and earnings measures to calculate Adjusted operating revenues and Adjusted operating earnings before income taxes, respectively.

At the closing of the transaction, in addition to the loss on sale described above, we will recognize a further adjustment to Total shareholders' equity, excluding Accumulated other comprehensive income, associated with the portion of the transaction that involves a sale through reinsurance, to the extent the structure is carried out on a coinsurance basis with a comfort trust. We currently estimate that we could realize capital gains, net of DAC and tax, on the investment securities we sell into the comfort trust of our reinsurance counterparty. We also estimate that an allowance for credit losses for the reinsurance recoverable will be established, based on the credit worthiness of our counterparty, form of collateral and other factors. We currently estimate these newly established credit losses, as well as the expected reversal of credit losses on our commercial mortgages are expected to be immaterial on a net basis. Overall, the net aggregate reduction in Total shareholders' equity, excluding Accumulated other comprehensive income, due to the Individual Life Transaction would be in the range of $250 million to $750 million. We currently expect to be towards the lower end of the range, which includes an estimate of realized gains on investments of approximately $1.1 billion, net of DAC and taxes, based on asset values as of June 30, 2020. These estimated impacts are subject to changes through the date of the transaction closing due to many factors including interest rate movements, other investment valuation items, asset selections and changes to the structure of the reinsurance transactions, including an ultimate reinsurance structure that is not entirely on a coinsurance basis with a comfort trust.

Furthermore, upon closing of the Individual Life Transaction, we expect to have deferred intangibles in the range of $1.5 billion to $2.0 billion net of tax, subject to changes due to the same factors mentioned above regarding the reduction in Total shareholders' equity, excluding Accumulated other comprehensive income. The deferred intangibles will consist of (1) existing DAC, VOBA and URR balances on businesses already exited via reinsurance and for the portion of the transaction that involves a sale through reinsurance, (2) existing deferred Cost of reinsurance (“COR”) on businesses already exited via reinsurance and (3) deferred COR (and to the extent policies do not meet risk transfer, a Deposit asset) to be established upon closing of the reinsurance transactions mentioned above. The aggregate deferred intangibles will be amortized as a charge to earnings over the life of the underlying policies. We expect the annual impact of the amortization of these deferred intangibles to be approximately $100 million to $150 million, net of tax which will be classified as a component of Income (loss) related to businesses exited or to be exited via reinsurance which is an adjustment to Income (loss) from continuing operations before income taxes to calculate Adjusted operating earnings before taxes and consequently are not included in the adjusted operating results of our segments. Additionally, we would expect the annual impact of the amortization of the deferred intangibles to decline over time.

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Revenues:
Net investment income	$304	$327
Fee income	352	371
Premiums	15	15
Total net realized capital gains (losses)	17	54
Other revenue	(9)	(4)
Total revenues	679	763
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	553	533
Operating expenses	68	43
Net amortization of Deferred policy acquisition costs and Value of business acquired	30	51
Interest expense	4	5
Total benefits and expenses	655	632
Income (loss) from discontinued operations before income taxes	24	131
Income tax expense (benefit)	5	27
Loss on sale, net of tax	(240)	—
Income (loss) from discontinued operations, net of tax	$(221)	$104

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

Income (loss) from discontinued operations for the six months ended June 30, 2019 included an additional loss on sale of $82 related to purchase price true-up amounts with VA Capital which was settled during the second quarter of 2019.

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

COVID-19 and its Effect on the Global Economy
COVID-19, the disease caused by the novel coronavirus, has had a significant adverse effect on the global economy since March of 2020. Although the number of reported cases and deaths from COVID-19 has slowed in most parts of the world, the disease continues to spread widely in many U.S. states, among other regions. The persistence of new infections has slowed the re-opening of the U.S. economy and, even in countries where restrictions have largely been lifted, economic activity has been slow to recover.

The effects of COVID-19 on the U.S. and global economies have been severe. Based on advance estimates, U.S. GDP declined by 33% in the second quarter of 2020, after a decline of 5% in the first quarter, while the U.S. unemployment rate is near historic highs. Longer-term, the economic outlook is uncertain, but will likely depend in significant part on progress with respect to effective therapies to treat COVID-19 or a vaccine, or on a marked change to public health policy.

In late March and early April 2020, in reaction to the rapidly developing economic turmoil, global financial markets experienced a period of extreme volatility. Equity markets dropped significantly from new highs set in February, although they largely recovered in the second quarter, although volatility remains high. Credit markets have also experienced a significant shock, with 10-year U.S. treasury yields declining approximately 100 bps between late February and early March. The 10-year yield currently sits near an all-time low at approximately 0.6%. Also since late February, shorter-dated treasury rates have approached zero, while the 30-year rate has traded at historic lows below 1.40%. Certain credit market sectors, such as energy, real estate, transportation, and retail, continue to be under considerable stress. Additionally, certain commodity markets, in particular for oil, experienced dramatic declines in prices in the first half of 2020, and have only partially recovered.

Effect on Voya Financial - Financial Condition, Capital and Liquidity
Because both public health and economic circumstances are changing so rapidly at present, it is impossible to predict how COVID-19 will affect Voya Financial’s future financial condition. Absent a further significant and prolonged market shock, however, we do not anticipate a material effect on our balance sheet, statutory capital, or liquidity. Our capital levels remain strong and significantly above our targets. As of June 30, 2020, our estimated combined RBC ratio was 468%, above our 400% target.

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

We completed repurchases of approximately $400 million of our common shares in the first half of 2020, although we paused repurchases later in the first quarter as a prudent measure in light of current market uncertainties. We do not anticipate any reduction in our dividend.

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

Fee income is affected significantly by levels of AUM, which in turn depends on average daily equity market prices throughout the quarter. Although equity prices declined materially by the end of the first quarter and into early second quarter, equity prices have continued to largely recover from the lows experienced earlier this year. As expected, the effect on our fee income from the decline in equity prices was more pronounced in the second quarter. However, the equity price recoveries that have continued ultimately resulted in average S&P index levels only being down approximately 4% from the first quarter of the year. Additionally, if the S&P 500 index levels as of July 31 were to remain constant through the end of third quarter, the average daily S&P 500 index level would actually be approximately 11% higher in the third quarter, as compared to the second quarter. Despite the recent recovery in equity prices, volatility continues to play a large role in the markets and the ultimate impact on our fee income cannot be predicted. However, we estimate that, for every 1% decline in the average daily level of the S&P 500 index, our annual adjusted operating earnings decline by approximately $4-5 million.

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

Effect on Segment Results of Operations

Retirement

In Retirement, we believe the primary consequences of COVID-19 will result from changes in equity prices, interest rates and spreads, and increased market volatility. Our business will also be affected by reduced participant counts and AUM / AUA, due to:
•lower forecasted sales volumes, particularly in corporate markets, as companies delay new plan RFPs, offset in part by anticipated lower plan surrenders;
•a decline in deposits, as plan sponsors suspend or reduce matching contributions;
•furloughs and terminations of plan participants; and
•an increase in participant loans, hardship withdrawals, and qualifying CARES Act distributions and withdrawals, offset to some extent by a reduction in required minimum distributions.

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

Investment Management

In Investment Management, we have seen COVID 19 impacts on business driven primarily by lower fund revaluation results reported in investment capital including carried interests and performance fees related to investments that Voya manages. Due to normal lag in reporting from the underlying fund investments, these investment capital results are recognized generally one quarter in arrears. We believe, in aggregate, that investment capital valuations will begin to improve in the second half of 2020, however if the economy worsens, investment capital results could decline further. In addition, we have had an elevated level of outflows associated with our retail business at the outset of the pandemic. The outflows had an adverse effect on fee revenues earned since fees are typically based upon the fair value of assets. The elevated level of outflows subsided in the second quarter of 2020, however elevated outflows could persist if the economy weakens, investors desire liquidity or relative investment performance declines. Other business impacts resulting from COVID 19 include a reduction in sales meetings and request for proposal activities. As another impact of COVID 19, we could see short term delays in certain anticipated issuances of investment vehicles, which could negatively impact future sales activity. A prolonged economic contraction would likely result in lower anticipated AUM throughout the remainder of 2020 and potentially into 2021 due to asset price levels and potential reduction in anticipated net flows.

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

We expect mortality claims in group life to be elevated through the second half of 2020 and into early 2021 due to COVID-19 related deaths, with the magnitude of such claims dependent on mortality rates from the disease. Voluntary claims are likely to be similarly affected to the extent that COVID-19 increases hospitalizations and related medical expenses. Because COVID-19 disproportionately affects older individuals, and our group life policies generally insure the lives of working-age individuals, the impact of population-wide mortality rates should be mitigated to some extent by the younger average age of our covered lives. While the prevalence of COVID-19 among the U.S. population, and its mortality rate, has been difficult or impossible to determine, unless mortality experience materially exceeds that predicted by most epidemiological models, we believe that increased claims will have a significant, but not material, effect on the financial results of our Employee Benefits business in 2020. We currently estimate that, for every 10,000 incremental deaths in the United States due to COVID-19, operating earnings of our Employment Benefits segment would decline by approximately $1 to $2 million due to increased claims.

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

As with the group life policies that we have underwritten in our Employee Benefits business, we would expect Individual Life mortality claims to be elevated for the next several quarters due to COVID-19 related deaths, with the magnitude of such claims dependent on mortality rates from the disease. As is the case with group life claims, unless mortality experience related to COVID-19 materially exceeds that predicted by most epidemiological models, we believe that increased death claims will have a significant, but not material, effect on the financial results of our Individual Life business over that time. We currently estimate that, for every 10,000 incremental deaths in the United States due to COVID-19, the earnings of our Individual Life segment would decline by approximately $1 to $3 million due to increased claims.

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

Interest Rates

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•Our continuing business general account investment portfolio, which was approximately $54.8 billion as of June 30, 2020, consists predominantly of fixed income investments and had an annualized earned yield of approximately 4.2% in the second quarter of 2020. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2020 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

•Certain of our products pay guaranteed minimum rates such as fixed accounts and a portion of the stable value accounts included within defined contribution retirement plans. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. In addition, we expect more policyholders to hold policies (lower lapses) with comparatively high guaranteed rates longer in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would positively impact earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect policyholders would be less likely to hold policies (higher lapses) with existing guarantees as interest rates rise.

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

Discontinued Operations

As described above, as of December 31, 2019, we recorded an estimated loss on sale, net of tax of $1,108 related to the Individual Life Transaction. In addition, the Company is required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Individual Life Transaction. As such, Income (loss) from discontinued operations, net of tax, for the six months ended June 30, 2020 includes an additional estimated loss on sale of $240, net of tax. The estimated loss on sale, net of tax as of June 30, 2020 of $1,348 represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell. The purchase price in the transaction is approximately $1.25 billion, with an adjustment based on the adjusted capital and surplus of SLD, SLDI and RRII at closing including the assumption of surplus notes.

The estimated purchase price and estimated carrying value of the legal entities to be sold as of the future date of closing, and therefore the estimated loss on sale related to the Individual Life Transaction, are subject to adjustment in future quarters until closing, and may be influenced by, but not limited to, the following factors:

•The performance of the businesses held for sale, including the impact of mortality, reinsurance rates and financing costs;
•Changes in the terms of the Transaction, including as the result of subsequent negotiations or as necessary to obtain regulatory approval; and
•Other changes in the terms of the Transaction due to unanticipated developments.

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

The Organizational Restructuring initiatives described above have resulted in recognition of severance and organizational transition costs that are reflected in both continuing operations and discontinued operations. Amounts reflected in continuing operations are reported in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. For the three and six months ended June 30, 2020, we incurred Organizational Restructuring expenses of $21 million and $36 million, respectively, associated with continuing operations. For the three and six months ended June 30, 2019, the Company incurred Organizational Restructuring expenses of $55 million and $138 million, respectively, associated with continuing operations.

In addition to the restructuring costs incurred above, the anticipated reduction in employees from the execution of the initiatives described above triggered an immaterial curtailment loss and related re-measurement gain of our qualified defined benefit pension plan as of January 31, 2019, which was recorded during the first quarter of 2019.

The aggregate amount of Organizational Restructuring expenses incurred in 2019 and expected to be incurred through the end of 2020, excluding restructuring efforts resulting from the Individual Life Transaction, is in the range of $250 million to $300 million. We anticipate that these costs will include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs.

Pursuant to the Individual Life Transaction, we will divest or dissolve four regulated insurance entities, including its life companies domiciled in Colorado and Indiana, and captive entities domiciled in Arizona. We will also divest Voya America Equities LLC, a regulated broker-dealer, and transfer or cease usage of a substantial number of administrative systems. We will undertake further restructuring efforts to reduce stranded expenses associated with our Individual Life business as well as our corporate and shared services functions. We anticipate incurring additional restructuring expenses directly related to the disposition beyond 2020, in addition to the $22 million and $26 million incurred for the three and six months ended June 30, 2020, respectively, a substantial portion of which is included in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. These collective costs, which include severance, transition and other costs, cannot currently be estimated but could be material. We expect to be able to estimate the costs in fourth quarter 2020.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Revenues:
Net investment income	$586	$712	$1,284	$1,370
Fee income	458	483	963	965
Premiums	607	577	1,215	1,152
Net realized capital gains (losses)	(1)	25	(234)	13
Other revenue	81	105	173	219
Income (loss) related to consolidated investment entities	(68)	67	(53)	72
Total revenues	1,663	1,969	3,348	3,791
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	997	951	1,879	1,885
Operating expenses	643	670	1,283	1,352
Net amortization of Deferred policy acquisition costs and Value of business acquired (1)	19	43	95	100
Interest expense	40	42	80	84
Operating expenses related to consolidated investment entities	12	20	15	25
Total benefits and expenses	1,711	1,726	3,352	3,446
Income (loss) from continuing operations before income taxes	(48)	243	(4)	345
Income tax expense (benefit)	5	33	(1)	42
Income (loss) from continuing operations	(53)	210	(3)	303
Income (loss) from discontinued operations, net of tax	(93)	42	(221)	22
Net Income (loss)	(146)	252	(224)	325
Less: Net income (loss) attributable to noncontrolling interest	(79)	26	(73)	25
Less: Preferred stock dividends	4	—	18	10
Net income (loss) available to our common shareholders	$(71)	$226	$(169)	$290
(1) Refer to DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further detail.

The following table presents information about our Operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Operating expenses:
Commissions	$141	$176	$290	$362
General and administrative expenses:
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	—	—	—	(66)
Restructuring expenses	21	58	36	144
Other general and administrative expenses	508	477	1,010	978
Total general and administrative expenses	529	535	1,046	1,056
Total operating expenses, before DAC/VOBA deferrals	670	711	1,336	1,418
DAC/VOBA deferrals	(27)	(41)	(53)	(66)
Total operating expenses	$643	$670	$1,283	$1,352

The following table presents AUM and AUA as of the dates indicated:

	As of June 30,
($ in millions)	2020	2019
AUM and AUA:
Retirement (1)	$437,290	$401,756
Investment Management	281,900	264,324
Employee Benefits	1,870	1,842
Eliminations/Other	(114,970)	(107,731)
Total AUM and AUA(1) (2)	$606,090	$560,191

AUM	327,384	305,881
AUA(1)	278,706	254,310
Total AUM and AUA(1) (2)	$606,090	$560,191
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

The following table presents a reconciliation of Income (loss) from continuing operations to Adjusted operating earnings before income taxes and the relative contributions of each segment to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Income from continuing operations before income taxes	$(48)	$243	$(4)	$345
Less Adjustments(1):
Net investment gains (losses) and related charges and adjustments	42	45	34	58
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	38	(6)	(52)	(10)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(55)	40	(45)	49
Income (loss) attributable to noncontrolling interest	(79)	26	(73)	25
Income (loss) related to early extinguishment of debt	—	—	—	—
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	—	—	66
Dividend payments made to preferred shareholders	4	—	18	10
Other adjustments	(15)	(52)	(37)	(144)
Total adjustments to income (loss) from continuing operations before income taxes	$(65)	$53	$(155)	$54

Adjusted operating earnings before income taxes by segment:
Retirement	$37	$180	$160	$309
Investment Management	20	41	59	75
Employee Benefits	36	49	98	87
Corporate	(75)	(80)	(166)	(180)
Total adjusted operating earnings before income taxes	$17	$190	$151	$291
(1) Refer to the Segments Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for a description of these items.

The following table presents a reconciliation of Total revenues to Adjusted operating revenues and the relative contributions of each segment to Adjusted operating revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Total revenues	$1,663	$1,969	$3,348	$3,791
Adjustments(1):
Net realized investment gains (losses) and related charges and adjustments	41	42	33	55
Gains (losses) on change in fair value of derivatives related to guaranteed benefits	38	(5)	(52)	(9)
Revenues related to businesses exited or to be exited through reinsurance or divestment	332	417	676	815
Revenues attributable to noncontrolling interest	(66)	50	(57)	54
Other adjustments	93	70	125	152
Total adjustments to revenues	$438	$574	$726	$1,067

Adjusted operating revenues by segment:
Retirement	$559	$688	$1,236	$1,336
Investment Management	129	163	294	311
Employee Benefits	530	515	1,074	1,023
Corporate	7	29	18	54
Total adjusted operating revenues	$1,225	$1,395	$2,622	$2,724
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

The following table presents the adjustment to Income (loss) from continuing operations before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Other-than-temporary impairments	$(50)	$(3)	$(70)	$(29)
CMO-B fair value adjustments(1)	74	33	126	60
Gains (losses) on the sale of securities	45	12	29	11
Other, including changes in the fair value of derivatives	(8)	3	(34)	14
Total investment gains (losses) including businesses to be exited through reinsurance or divestment	61	45	51	56
Net amortization of DAC/VOBA and other intangibles on above	(1)	3	—	3
Net investment gains (losses) including businesses to be exited through reinsurance or divestment	60	48	51	59
Less: Net investment gains (losses) related to the businesses to be exited through reinsurance or divestment, net of DAC/VOBA and other intangibles	18	3	17	1
Net investment gains (losses) excluding businesses to be exited through reinsurance or divestment	$42	$45	$34	$58
(1) For a description of our CMO-B portfolio, refer to Investments - CMO-B Portfolio in Part I, Item 2. of this Quarterly report on Form 10-Q.

The following table presents the adjustment to Income (loss) from continuing operations before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Gain (loss), excluding nonperformance risk	$14	$(8)	$(78)	$(12)
Gain (loss) due to nonperformance risk	24	2	26	2
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	38	(6)	(52)	(10)
Net amortization of DAC/VOBA and sales inducements	—	—	—	—
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$38	$(6)	$(52)	$(10)

The following tables present businesses exited or to be exited through reinsurance or divestment adjustments to Income (loss) from continuing operations and Total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Income (loss) related to businesses exited through reinsurance or divestment	$12	$2	$(2)	$(6)
Income (loss) related to businesses to be exited through reinsurance or divestment	(67)	38	(43)	55
Total income (loss) related to business exited or to be exited through reinsurance or divestment	$(55)	$40	$(45)	$49

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Revenues related to businesses exited through reinsurance or divestment	$(17)	$40	$(47)	$84
Revenues related to businesses to be exited through reinsurance or divestment	349	377	723	731
Total revenues related to business exited or to be exited through reinsurance or divestment	$332	$417	$676	$815

The following table presents summary information related to the Income (loss) from discontinued operations, net of tax for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Individual Life Transaction	$(93)	$45	$(221)	$104
2018 Transaction (1)	—	(3)	—	(82)
Income (loss) from discontinued operations, net of tax (2)	$(93)	$42	$(221)	$22
(1) Represents purchase price true-up amount settled during the three months ended March 31, 2019.
(2) Refer to Overview in Part I, Item 2. of this Quarterly Report on Form 10-Q for further detail.

The following table presents significant items included in Income (loss) from discontinued operations, net of tax related to the
Individual Life Transaction for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Loss on sale, net of tax excluding costs to sell	$(77)	$—	$(240)	$—
Transaction costs	—	—	—	—
Net results of discontinued operations	(20)	57	24	131
Income tax benefit (expense)	4	(12)	(5)	(27)
Income (loss) from discontinued operations, net of tax(1)	$(93)	$45	$(221)	$104
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

Consolidated - Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net Income (Loss)

Net investment income decreased $126 million from $712 million to $586 million primarily due to:

•lower alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance; and
•the impact of the current interest rate environment on reinvestment rates.

This decrease was partially offset by:

•the impact of the current interest rate environment on fair value adjustments; and
•growth in general account assets in our Retirement segment.

Fee income decreased $25 million from $483 million to $458 million primarily due to:

•a shift in the business mix in our Retirement segment;
•an unfavorable accrual adjustment to recordkeeping fees in our Retirement segment; and
•lower management and administrative fees earned in our Investment Management segment due to lower average external client AUM driven by market performance.

Premiums increased $30 million from $577 million to $607 million primarily due to:

•higher premiums driven by growth in the stop loss and voluntary blocks of business in our Employee Benefits segment.

Net realized capital gains (losses) changed $26 million from a gain of $25 million to a loss of $1 million primarily due to:

•impairments taken during the quarter.

The decrease was partially offset by:

•a favorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements including a gain due to nonperformance risk;

•gains from market value changes associated with business reinsured, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders; and
•a favorable change in Net investment gains (losses) and related charges and adjustments, excluding the impact of impairments, primarily due to interest rate and equity market movements, discussed below.

Other revenue decreased $24 million from $105 million to $81 million primarily due to:

•lower broker-dealer revenues in our Retirement segment;
•lower revenue resulting from transition services agreements; and
•unfavorable market value adjustments on separate accounts in our Retirement segment.

Interest credited and other benefits to contract owners/policyholders increased $46 million from $951 million to $997 million primarily due to:

•market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which are fully offset by a corresponding amount in Net realized capital gains (losses); and
•growth on stop loss and voluntary blocks of business and higher claims in group life partially offset by lower stop loss loss ratios in our Employee Benefits segment.

Operating expenses decreased $27 million from $670 million to $643 million primarily due to:

•lower restructuring charges in the current period;
•a favorable adjustment to incentive compensation; and
•lower Stranded Costs.

The decrease was partially offset by:

•an increase in growth-based expenses in our Retirement and Employee Benefit segments; and
•higher litigation reserves in our Retirement segment.

Net amortization of DAC/VOBA decreased $24 million from $43 million to $19 million primarily due to:

•net favorable amortization on our business reinsured;
•favorable amortization on lower gross profits in our Retirement segment; and
•favorable unlocking in our Retirement segment primarily driven by separate account market performance in the current period.

Income (loss) from continuing operations before income taxes decreased $291 million from a gain of $243 million to a loss of $48 million primarily due to:

•lower Adjusted operating earnings before income taxes, discussed below;
•lower Income attributable to noncontrolling interest; and
•unfavorable changes in Income (loss) related to businesses exited or to be exited through reinsurance or divestment, discussed below.

The decrease was partially offset by:

•a favorable change in Net guaranteed benefit hedging gains (loss) and related charges and adjustments primarily due to changes in interest rates, discussed below; and
•a favorable change in Other adjustments due to lower restructuring charges in the current period.

Income tax expense decreased $28 million from $33 million to $5 million primarily due to:

•a decrease in income before income taxes.

The decrease was partially offset by:

•a change in noncontrolling interest; and

•a decrease in the dividends received deduction ("DRD").

Income (loss) from discontinued operations, net of tax changed $135 million from a income of $42 million to a loss of $93 million primarily due to:

•unfavorable adjustments to the Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the current period; and
•a decrease in Net results from discontinued operations related to the Individual Life Transaction.

Adjusted operating Earnings before Income Taxes

Adjusted operating earnings before income taxes decreased $173 million from $190 million to $17 million primarily due to:

•lower alternative asset and prepayment income;
•higher benefits incurred due to growth in business and Covid-19 impacts, partially offset by lower stop loss loss ratios in our Employee Benefits segment;
•a legal accrual and recordkeeping accrual adjustment in our Retirement segment;
•lower fee revenue primarily due to a change in business mix in our Retirement segment and lower average AUM in our Investment Management segment;
•lower revenue resulting from transition services agreements associated with the 2018 Transaction; and
•higher preferred stock dividend payments in the current year.

The decrease was partially offset by:

•higher premiums driven by growth of the voluntary and stop loss blocks in our Employee Benefits segment;
•lower Stranded Costs in the current period related to the 2018 Transaction due to increased benefits from cost saving;
•lower admin expenses in our Investment Management segment, partially offset by business growth in our Retirement and Employee Benefits segments;
•favorable incentive compensation adjustments in the current period; and
•favorable DAC/VOBA unlocking in our Retirement segment primarily driven by changes in equity markets.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

Net investment gains (losses) and related charges and adjustments decreased $3 million from $45 million to $42 million due to:
•higher impairments;
•current period gains included in Business exited or to be exited through reinsurance or divestment;
•unfavorable changes in the fair value of derivatives; and
•unfavorable changes in DAC/VOBA and other intangibles impacts related to net investment gains and losses.

The decrease was partially offset by:

•favorable changes in CMO-B fair value adjustments as a result of equity market and interest rate movements; and
•increased gains on the sale of securities in the current period.

Net guaranteed benefit hedging gains losses and related charges and adjustments increased $44 million from a loss of $6 million to a gain of $38 million primarily due to:

•a favorable changes in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of changes in interest rates; and
•gains due to nonperformance risk in the current period.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment decreased $95 million from a gain of $40 million to a loss of $55 million primarily due to:

•lower alternative investment income and unfavorable changes in the fair value of derivatives primarily driven by the impact of equity market performance; and

•impairments associated with our business to be reinsured.

The decrease was partially offset by:

•favorable amortization associated with business reinsured and to be reinsured in the current period.

Other adjustments to operating earnings improved $37 million from a loss of $52 million to a loss of $15 million primarily due to:
•higher costs recorded in the prior period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Consolidated - Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net Income (Loss)

Net investment income decreased $86 million from $1,370 million to $1,284 million primarily due to:

•lower alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance; and
•the impact of the current interest rate environment on reinvestment rates.

The decrease was partially offset by:

•the impact of the current interest rate environment on fair value adjustments; and
•growth in general account assets in our Retirement segment.

Fee income decreased $2 million from $965 million to $963 million primarily due to:

•a change in business mix in our Retirement segment.

The decrease was partially offset by

•an increase in average separate account and institutional/mutual fund AUM in our Retirement segment driven by market performance and the cumulative impact of positive net flows resulting in higher full service fees; and
•higher management and administrative fees earned in our Investment Management segment due to higher average external client AUM driven by market performance.

Premiums increased $63 million from $1,152 million to $1,215 million primarily due to:

•higher premiums driven by growth in the stop loss and voluntary blocks of business in our Employee Benefits segment.

Net realized capital gains (losses) changed $247 million from a gain of $13 million to a loss of $234 million primarily due to:

•an unfavorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements partially offset by a gain due to nonperformance risk;
•impairments taken during the quarter;
•losses from market value changes associated with business reinsured, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders; and
•an unfavorable change in Net investment gains (losses) and related charges and adjustments primarily due to interest rate and equity market movements, discussed below.

Other revenue decreased $46 million from $219 million to $173 million primarily due to:

•lower revenue resulting from transition services agreements;
•lower broker-dealer revenues in our Retirement segment; and
•unfavorable market value adjustments on separate accounts in our Retirement segment.

Interest credited and other benefits to contract owners/policyholders decreased $6 million from $1,885 million to $1,879 million primarily due to:

•market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which are fully offset by a corresponding amount in Net realized capital gains (losses); and
•lower policy count and assets under management due to runoff in our business to be reinsured.

The decrease was partially offset by:

•growth on stop loss and voluntary blocks of business and higher claims in group life partially offset by lower stop loss loss ratios in our Employee Benefits segment; and
•unfavorable net mortality in our business to be reinsured.

Operating expenses decreased $69 million from $1,352 million to $1,283 million primarily due to:

•lower restructuring charges in the current period;
•lower Stranded Costs; and
•favorable adjustments to incentive compensation.

The decrease was partially offset by:

•a net actuarial gain related to our pension and other postretirement benefit obligations during the prior period;
•an increase in growth-based expenses in our Retirement and Employee Benefits segments; and
•higher litigation reserves in our Retirement segment.

Net amortization of DAC/VOBA decreased $5 million from $100 million to $95 million primarily due to:

•favorable amortization on lower gross profits in our Retirement segment; and
•net favorable amortization on our business reinsured.

The decrease was partially offset by:

•unfavorable unlocking in our Retirement segment primarily driven by separate account market performance in the current period.

Income from continuing operations before income taxes decreased $349 million from $345 million to $4 million primarily due to:

•lower Adjusted operating earnings before income taxes, discussed below;
•an unfavorable change in Income (loss) related to businesses exited or to be exited through reinsurance or divestment, discussed below;
•lower Income attributable to noncontrolling interest;
•Immediate recognition of net actuarial gain related to pension plan adjustments and curtailments in the prior period, discussed below;
•an unfavorable change in Net guaranteed benefit hedging gains (loss) and related charges and adjustments primarily due to changes in interest rates, discussed below; and
•an unfavorable change in Net investment gains (losses) and related charges and adjustments, discussed below.

The decrease was partially offset by:

•a favorable change in Other adjustments due to lower restructuring charges in the current period.

Income tax expense (benefit) changed $43 million from an expense of $42 million to a benefit of $1 million primarily due to:

•a decrease in income before income taxes.

The change was partially offset by:

•a change in noncontrolling interest; and
•a decrease in the dividends received deduction ("DRD").

Income (loss) from discontinued operations, net of tax changed $243 million from income of $22 million to loss of $221 million primarily due to:

•unfavorable adjustments to the Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the current period; and
•a decrease in Net results from discontinued operations related to the Individual Life Transaction.

The decrease was partially offset by:

•an unfavorable adjustment to the 2018 Transaction loss on sale, net of tax excluding costs to sell made in the prior period.

Adjusted operating Earnings before Income Taxes

Adjusted operating earnings before income taxes decreased $140 million from $291 million to $151 million primarily due to:

•lower alternative asset and prepayment income;
•higher admin expenses resulting from business growth in our Retirement and Employee Benefits segments;
•higher benefits incurred due to growth in business and Covid-19 impacts, partially offset by lower stop loss loss ratios in our Employee Benefits segment;
•lower revenue resulting from transition services agreements associated with the 2018 Transaction;
•unfavorable DAC/VOBA unlocking in our Retirement segment primarily driven by equity markets;
•a legal accrual in our Retirement segment; and
•higher preferred stock dividend payments in the current year.

The increase was partially offset by:

•higher premiums driven by growth of the voluntary and stop loss blocks in our Employee Benefits segment;
•lower Stranded Costs in the current period related to the 2018 Transaction due to increased benefits from cost savings; and
•favorable incentive compensation adjustments in the current period.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

Net investment gains (losses) and related charges and adjustments decreased $24 million from $58 million to $34 million primarily due to:

•unfavorable changes in the fair value of derivatives;
•higher impairments;
•higher current period gains included in Business exited or to be exited through reinsurance or divestment; and
•favorable in DAC/VOBA and other intangibles impacts related to net investment gains and losses in the prior period.

        The decrease was partially offset by:

•a favorable change in CMO-B fair value adjustments as a result of equity market and interest rate movements; and
•increased gains on the sale of securities in the current period.

Net guaranteed benefit hedging losses and related charges and adjustments decreased $42 million from $10 million to $52 million primarily due to:

•higher unfavorable changes in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of changes in interest rates.

The decrease was partially offset by:

•gains due to nonperformance risk in the current period.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment decreased $94 million from a gain of $49 million to a loss of $45 million primarily due to:

•lower alternative investment income and unfavorable changes in the fair value of derivatives primarily driven by the impact of equity market performance;
•unfavorable net mortality associated with our business to be reinsured; and
•impairments associated with our business to be reinsured.

The decrease was partially offset by:

•net favorable amortization associated with business reinsured and to be reinsured in the current period.

Immediate recognition of net actuarial gains related to pension and other postretirement benefit obligations and gains from plan adjustments and curtailments decreased $66 million due to the remeasurement of the pension plan as a result of a curtailment in the prior period.

Other adjustments to operating earnings increased $107 million from a loss of $144 million to $37 million primarily due to:

•higher costs recorded in the prior period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Results of Operations - Segment by Segment

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$336	$449	$773	$864
Fee income	197	211	413	410
Premiums	6	4	8	5
Other revenue	20	24	42	57
Total adjusted operating revenues	559	688	1,236	1,336
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	241	238	476	469
Operating expenses	269	248	551	516
Net amortization of DAC/VOBA	12	22	48	42
Total operating benefits and expenses	522	508	1,075	1,027
Adjusted operating earnings before income taxes(1)	$37	$180	$160	$309
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of June 30,
($ in millions)	2020	2019
Corporate markets	$72,658	$67,748
Tax-exempt markets	68,926	65,978
Total full service plans	141,584	133,726
Stable value(1) and pension risk transfer	11,705	10,472
Retail wealth management	10,507	10,223
Total AUM	163,796	154,421
AUA (2)	273,494	247,335
Total AUM and AUA (2)	$437,290	$401,756
(1) Where Voya is the Investment Manager. Stable Value assets move from AUM to AUA when Voya no longer serves as Investment Manager but continues to provide a book value guarantee.
(2) Starting first quarter of 2019, Assets Under Advisement are presented in AUA, which includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets.

	As of June 30,
($ in millions)	2020	2019
General Account	$33,616	$32,688
Separate Account	74,298	73,105
Mutual Fund/Institutional Funds	55,882	48,628
AUA (1)	273,494	247,335
Total AUM and AUA (1)	$437,290	$401,756
(1) Starting first quarter of 2019, Assets Under Advisement are presented in AUA, which includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets.

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Balance as of beginning of period	$145,762	$150,415	$164,747	$139,133
Transfer / Adjustment	—	—	—	—
Deposits	4,695	4,649	11,167	10,115
Surrenders, benefits and product charges	(4,598)	(4,870)	(9,787)	(10,243)
Net flows	97	(221)	1,380	(128)
Interest credited and investment performance	17,937	4,227	(2,331)	15,416
Balance as of end of period	$163,796	$154,421	$163,796	$154,421

Retirement - Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Adjusted operating earnings before income taxes decreased $143 million from $180 million to $37 million primarily due to:

•lower alternative asset and prepayment income;
•higher admin expenses due to a legal accrual and expenses resulting from business growth partially offset by lower travel; and
•lower fee revenue primarily due to a change in business mix and a one-time accrual adjustment in our recordkeeping business.

The decrease was partially offset by:

•favorable DAC/VOBA unlocking; and
•higher investment spread income.

Retirement - Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Adjusted operating earnings before income taxes decreased $149 million from $309 million to $160 million primarily due to:

•lower alternative asset and prepayment income;
•higher admin expenses due to a legal accrual and expenses resulting from business growth partially offset by lower travel;
•unfavorable DAC/VOBA unlocking; and
•lower other revenue primarily driven by MVA.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$(22)	$7	$(19)	$5
Fee income	148	152	305	297
Other revenue	3	4	8	9
Total adjusted operating revenues	129	163	294	311
Operating benefits and expenses:
Operating expenses	109	122	235	236
Total operating benefits and expenses	109	122	235	236
Adjusted operating earnings before income taxes	$20	$41	$59	$75

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Investment Management intersegment revenues	$27	$25	$53	$51

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of June 30,
($ in millions)	2020	2019
Assets under Management
External clients:
Investment Management sourced	$105,858	$94,164
Affiliate sourced(1)	39,420	37,197
Variable annuities(2)	27,654	26,944
Total external clients	172,932	158,305
General account	56,997	55,921
Total AUM	229,929	214,226
Assets under Administration(3)	51,971	50,098
Total AUM and AUA	$281,900	$264,324
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Reflects AUM associated with the businesses divested as part of the 2018 Transaction.
(3) AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Net Flows:
Investment Management sourced	7,007	$693	8,667	$1,858
Affiliate sourced	(182)	(501)	333	(1,055)
Variable annuities(1)	(520)	(616)	(1,222)	(1,166)
Sub-advisor replacements(2)	—	897	—	897
Total	6,306	$473	7,778	$534
(1) Reflects net flows associated with the businesses divested as part of the 2018 Transaction.
(2) Reflects net flows mainly associated with outside managed funds

Investment Management - Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Adjusted operating earnings before income taxes decreased $21 million from $41 million to $20 million primarily due to:

•lower investment capital returns; and
•lower retail fee revenue primarily due to lower average AUM.

The decrease was partially offset by:

•lower operating expenses.

Investment Management - Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Adjusted operating earnings before income taxes decreased $16 million from $75 million to $59 million primarily due to:

•lower investment capital returns.

The decrease was partially offset by:

•higher fee revenue primarily due higher average AUM.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$17	$29	$47	$55
Fee income	16	16	31	32
Premiums	500	472	1,000	939
Other revenue	(3)	(2)	(4)	(3)
Total adjusted operating revenues	530	515	1,074	1,023
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	383	361	747	725
Operating expenses	107	100	220	202
Net amortization of DAC/VOBA	4	5	9	9
Total operating benefits and expenses	494	466	976	936
Adjusted operating earnings before income taxes(1)	$36	$49	$98	$87
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Sales by Product Line:
Group life and Disability	$21	$13	$102	$117
Stop loss	17	9	258	245
Total group products	38	22	360	362
Voluntary products	41	31	121	100
Total sales by product line	$79	$53	$481	$462

Total gross premiums and deposits	$563	$532	$1,123	$1,053

Group life and Disability	$716	$715	$716	$715
Stop loss	1,075	1,045	1,075	1,045
Voluntary	477	392	477	392
Total annualized in-force premiums	$2,268	$2,152	$2,268	$2,152

Loss Ratios:
Group life (interest adjusted)	83.8%	74.4%	81.0%	77.0%
Stop loss	78.1%	80.6%	75.7%	79.0%
Total Loss Ratio(1)	69.3%	71.6%	69.3%	71.6%
(1) Total Loss Ratio is presented on a trailing twelve month basis.

Employee Benefits - Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Adjusted Operating earnings before income taxes decreased $13 million from $49 million to $36 million primarily due to:

•higher benefits incurred due to growth in business and Covid-19 impacts, partially offset by lower stop loss loss ratios;
•lower alternative asset income;
•favorable true-ups related to certain reserves, commission accruals, and deferrals in the prior period; and
•higher distribution expenses and commissions to support business growth.

The decrease was partially offset by:

•higher premiums driven by growth of the Voluntary and Stop Loss blocks.

Employee Benefits - Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Adjusted Operating earnings before income taxes increased $11 million from $87 million to $98 million primarily due to:

•higher premiums driven by growth of the stop loss and voluntary blocks.

The increase was partially offset by:

•higher benefits incurred due to growth in business and Covid-19 impacts, partially offset by lower stop loss loss ratios;
•higher distribution expenses and commissions to support business growth;
•lower alternative asset income; and
•favorable true-ups related to certain reserves, commission accruals, and deferrals in the prior period.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$5	$17	$15	$30
Premiums	—	—	—	1
Other revenue	2	13	3	23
Total adjusted operating revenues	7	30	18	54
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	5	10	13	18
Operating expenses (1)	29	56	66	117
Interest expense (2)	48	44	105	99
Total operating benefits and expenses	82	110	184	234
Adjusted operating earnings before income taxes	$(75)	$(80)	$(166)	$(180)
(1) Includes expenses from corporate activities, and expenses not allocated to our segments. Six months ended June 30, 2020 and 2019 primarily include stranded costs related to the 2018 and Individual Life Transactions and amortization of intangibles.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Adjusted operating earnings before income taxes improved $5 million from a loss of $80 million to a loss of $75 million primarily due to:

•lower Stranded Costs in the current period related to the 2018 Transaction due to increased benefits from cost saving;
•a favorable incentive compensation adjustment in the current period;
•pension benefit which is retained in Corporate effective at the start of the current year.

The increase was partially offset by:

•lower revenue resulting from transition services agreements associated with the 2018 Transaction;
•higher preferred stock dividend payments in the current year; and
•higher other operating expenses;

Corporate - Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Adjusted operating earnings before income taxes improved $14 million from a loss of $180 million to a loss of $166 million primarily due to:

•lower Stranded Costs in the current period related to the 2018 Transaction due to increased benefits from cost saving initiatives;
•pension benefit which is retained in Corporate effective at the start of the current period; and
•favorable incentive compensation adjustments in the current period.

The increase was partially offset by:

•lower revenue resulting from transition services agreements associated with the 2018 Transaction;
•higher preferred stock dividend payments in the current year; and
•higher other operating expenses.

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

Alternative investment income for the three and six months ended June 30, 2020 and 2019, respectively, and the average assets of alternative investments as of the dates indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Retirement:
Alternative investment income	$(66)	$33	$(35)	$32
Average alternative investment	897	722	890	714
Investment Management(1):
Alternative investment income	(22)	7	(19)	5
Average alternative investment	214	228	222	218
Employee Benefits:
Alternative investment income	(7)	4	(4)	4
Average alternative investment	100	84	97	83

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

The following table presents the amount of DAC/VOBA and other intangibles unlocking included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Retirement	$9	$5	$(8)	$9
Employee Benefits	—	—	—	—
Total DAC/VOBA and other intangibles unlocking	$9	$5	$(8)	$9

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

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Six Months Ended June 30,
($ in millions)	2020	2019
Beginning cash and cash equivalents balance	$212	$209
Sources:
Proceeds from loans from subsidiaries, net of repayments	185	—
Dividends and returns of capital from subsidiaries	294	956
Collateral received, net	23	—
Amounts received from subsidiaries under tax sharing agreements, net	6	—
Refund of income taxes, net	112	16
Proceeds from issuance of preferred stock, net	—	293
Other, net	—	12
Total sources	620	1,277
Uses:
Payment of interest expense	66	69
Repayments of loans from subsidiaries, net of new issuances	—	4
New issuances of loans to subsidiaries, net of repayments	82	197
Amounts paid to subsidiaries under tax sharing agreements, net	—	48
Common stock acquired - Share repurchase	366	686
Share-based compensation	15	17
Dividends paid on preferred stock	18	10
Dividends paid on common stock	39	3
Other, net	3	—
Total uses	589	1,034
Net increase in cash and cash equivalents	31	243
Ending cash and cash equivalents balance	$243	$452

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

Since 2014, our Board of Directors has periodically renewed our authority to repurchase our shares. On October 2019, the Board of Directors provided share repurchase authorization, increasing the aggregate of our common stock authorized for repurchase by $800 million. The current share repurchase authorization expires on December 31, 2020 (unless extended), and does not obligate the Company to purchase any shares.

The authorization for the share repurchase program may be terminated, increased or decreased by our Board of Directors at any time. As of June 30, 2020, we were authorized to repurchase shares up to an aggregate purchase price of $284 million

The following table presents repurchases of our common stock through share repurchase agreements with third-party financial institutions during the six months ended June 30, 2020:

Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
December 19, 2019	$200	2,591,093	February 26, 2020	727,368	3,318,461

During the six months ended June 30, 2020, we repurchased 7,390,099 shares of our common stock in open market repurchases for an aggregate purchase price of $366 million.

The following table summarizes our return of capital to common shareholders:

	Six Months Ended June 30,
($ in millions)	2020	2019
Dividends to shareholders	$39	$3
Repurchase of common shares	406	646
Total cash returned to shareholders	$445	$649

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

We had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt as of June 30, 2020. As of June 30, 2020, we had outstanding long-term debt borrowings of $3,043 million. As of June 30, 2020, we were in compliance with our debt covenants.

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

During the six months ended June 30, 2020, we declared and paid dividends of $10 million on the Series A preferred stock. During the three and six months ended June 30, 2020, we declared and paid dividends of $4 million and $8 million on the Series B preferred stock, respectively. As of June 30, 2020, there were no preferred stock dividends in arrears. See the Shareholders' Equity Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.

Senior Notes. As of June 30, 2020, Voya Financial, Inc. had four series of senior notes (collectively, the "Senior Notes") with aggregate outstanding principal amount of $1.6 billion. The Senior Notes are guaranteed by Voya Holdings. We are permitted to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

Junior Subordinated Notes. As of June 30, 2020, Voya Financial, Inc. had two series of junior subordinated notes (collectively, the "Junior Subordinated Notes") with aggregate outstanding principal amount of $1.1 billion. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

Aetna Notes. As of June 30, 2020, Voya Holdings was the obligor under three series of debentures (collectively, the "Aetna Notes") with aggregate outstanding principal amount of $358 million, which were issued by a predecessor of Voya Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust subsidiary, has outstanding $13 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the "Equitable Notes"). ING Group, our previous corporate parent, guarantees the Aetna Notes. The Equitable Notes are guaranteed by Voya Financial, Inc.

As of June 30, 2020, the amount of collateral required to avoid the payment of a fee to ING Group was $358 million.

Put Option Agreement for Senior Debt Issuance. We have an off-balance sheet ten-year put option agreement with a Delaware trust that we formed, in connection with the completion of the sale by the trust of $500 million aggregate amount of pre-capitalized trust securities redeemable February 15, 2025 ("P-Caps"). The put option agreement provides Voya Financial, Inc. the right to sell to the trust at any time up to $500 million principal amount of its 3.976% Senior Notes due 2025 ("3.976% Senior Notes") and receive in exchange a corresponding principal amount of the U.S. Treasury securities held by the trust. The 3.976% Senior Notes will not be issued unless and until the put option is exercised. In return, we pay a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and reimburse the trust for its expenses. If and when issued, the 3.976% Senior Notes will be guaranteed by Voya Holdings. Our obligations under the put option agreement and the expense reimbursement agreement with the trust are also guaranteed by Voya Holdings.
The P-Caps are to be redeemed by the trust on February 15, 2025 or upon any early redemption of the 3.976% Senior Notes.

Senior Unsecured Credit Facility

As of June 30, 2020, we had a $500 million senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 million of committed capacity for issuing letters of credit and the full $500 million may be utilized for direct borrowings. As of June 30, 2020, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, we are required to maintain a minimum net worth of $6.15 billion, which may increase upon any future equity issuances by us.

Other Credit Facilities

We use credit facilities to provide collateral required primarily under our affiliated reinsurance transactions with captive insurance subsidiaries. We also issue guarantees and enter into financing arrangements in connection with these credit facilities. These arrangements are designed to facilitate the financing of statutory reserve requirements.

The following table summarizes our credit facilities as of June 30, 2020:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	11/01/2024	$500	$—	$500
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. /SLDI	Other(3)	Unsecured	Uncommitted	12/31/2020	300	58	—
Voya Financial, Inc. / SLDI	Individual Life(2)	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / SLDI	Individual Life(2)	Unsecured	Committed	07/01/2037	1,725	1,691	34
Voya Financial, Inc. /Roaring River LLC	Individual Life(2)	Unsecured	Committed	10/01/2025	425	385	40
Voya Financial, Inc. /Roaring River IV, LLC	Individual Life(2)	Unsecured	Committed	12/31/2028	565	358	207
Voya Financial, Inc.	Individual Life(3)	Unsecured	Committed	12/09/2024	300	265	35
Voya Financial, Inc.	Individual Life/Retirement/Other(3)	Unsecured	Committed	02/11/2022	300	300	—
SLDI	Hannover Re(1)	Unsecured	Committed	10/29/2023	61	1	60
Total					$4,661	$3,534	$876
N/A- Not Applicable
(1) Individual Life Reinsurance business acquired by Hannover Re in 2009 via indemnity reinsurance, see "Reinsurance" below for further information.
(2) These facilities will be terminated as a result of the sale of SLD and SLDI to Resolution. Fees associated with these facilities for the three and six months ended June 30, 2020 were $8 million and $13 million, respectively. Fees associated with these facilities for the three and six months ended June 30, 2019 were $9 million and $14 million, respectively.
(3) In December 2019 and January 2020, these facilities were amended to include terms which require us to maintain a minimum net worth of $6.15 billion. The minimum net worth may increase upon any future equity issuances by us.

Total fees associated with credit facilities were $8 million and $15 million for the three and six months ended June 30, 2020, respectively. Total fees associated with credit facilities were $8 million and $16 million for the three and six months ended June 30, 2019, respectively.

Voya Financial, Inc. Credit Support of Subsidiaries

In addition to our Senior Unsecured Credit Facility, Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries in which Voya Financial is either a primary obligor or provides a financial guarantee. As of June 30, 2020, such facilities provided for up to $4.0 billion of capacity, of which $3.4 billion was utilized.

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

In addition, we provide guarantees to certain of our subsidiaries to support various business requirements:

•Under the Buyer Facility Agreement put into place by Hannover Re, Voya Financial, Inc. and Security Life of Denver International Limited ("SLDI") have contingent reimbursement obligations and Voya Financial, Inc. has guarantee obligations, up to the full $2.9 billion principal amount of the note and one $600 million letter of credit issued pursuant to the agreement, if Security Life of Denver Insurance Company ("SLD") or SLDI were to direct the sale or liquidation of the note other than as permitted by the Buyer Facility Agreement, or fail to return reinsurance collateral (including the note) upon termination of the Buyer Facility Agreement or as otherwise required by the Buyer Facility Agreement. In addition, Voya Financial, Inc. has agreed to indemnify Hannover Re for any losses it incurs in the event that SLD or

SLDI were to exercise offset rights unrelated to the Hannover Re block. We expect to restructure this guarantee arrangement in connection with the Individual Life Transaction.

•Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent for the amount of the statutory reserves assumed by SLD. The current amount of reserves outstanding as of June 30, 2020 is $13 million. We intend to terminate this guarantee arrangement in connection with the Individual Life Transaction.

•Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13 million principal amount Equitable Notes maturing in 2027, and provides a back-to-back guarantee to ING Group in respect of its guarantee of $358 million combined principal amount of Aetna Notes. For more information see "Capitalization- Aetna Notes" above.

•Voya Financial, Inc. and Voya Holdings provide a guarantee to certain Voya insurance subsidiaries of VIAC’s payment obligations to those subsidiaries under certain VIAC surplus notes held by those subsidiaries. The agreement provides for Voya and Voya Holdings to reimburse the applicable subsidiary to the extent that any interest on, principal of, or any redemption payment with respect to such surplus note is unpaid by VIAC on its scheduled date.

We did not recognize any asset or liability as of June 30, 2020 in relation to intercompany indemnifications, guarantees or support agreements. As of June 30, 2020, no circumstances existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of June 30, 2020, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.9 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of June 30, 2020, Voya Financial, Inc. had $254 million outstanding borrowings from subsidiaries and had loaned $246 million to its subsidiaries.

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

With respect to certain reinsurance agreements, based on the amount of reinsurance outstanding as of June 30, 2020 and December 31, 2019, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $13 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

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

Reinsurance

On November 19, 2008, an existing reinsurance agreement between Scottish Re (U.S.), Inc. ("SRUS") and Ballantyne Re, an Irish public limited company ("Ballantyne Re"), concerning a portion of the business that was originally ceded to Scottish Re as part of the 2004 Transaction, was novated with the result that SLD was substituted for SRUS as the ceding company to Ballantyne Re and made the sole beneficiary of the trust established by to support the reserve requirements of the ceded business. On April 12, 2019, SLD entered into a Lock-Up Support Agreement (the "Lock-Up Agreement") with Ballantyne Re, certain other companies, and holders of certain notes issued by Ballantyne Re in connection with the restructuring of Ballantyne Re. Under the terms of the Lock-Up Agreement, SLD agreed, subject to certain conditions, to enter into a novation and related agreements (the "Novation"). The Novation occurred on June 12, 2019 with the result that Swiss Re Life & Health America Inc. ("Swiss Re") was substituted for Ballantyne Re as the reinsurer effective April 1, 2019. As part of the Novation, Swiss Re established a new trust account with assets supporting its reinsurance obligation to SLD. The Novation did not change SLD's reinsurance coverage related to the reinsured business. As of June 30, 2020, trust assets with a market value of $521 million supported reserves of $504 million. This reinsurance arrangement is reported as held for sale in our Condensed Consolidated Financial Statements.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$294	$396	$—	$—
Security Life of Denver Insurance Company ("SLD") (CO)	—	—	—	—
ReliaStar Life Insurance Company ("RLI") (MN)	—	—	—	360

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

We have identified the following accounting judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•Estimated loss on businesses held for sale;
•Reserves for future policy benefits;
•DAC, VOBA and other intangibles (collectively, "DAC/VOBA and other intangibles");
•Valuation of investments and derivatives;
•Impairments;
•Income taxes;
•Contingencies; and
•Employee benefit plans.

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

Estimated loss on businesses held for sale

On December 18, 2019, we entered into the Resolution MTA with Resolution Life US pursuant to which Resolution Life US will acquire all of the shares of the capital stock of SLD and SLDI, including the capital stock of several subsidiaries of SLD and SLDI. This transaction will result in the sale of a significant portion of of our Individual Life business as well as the fixed and variable Annuities business associated with the subsidiaries sold. We have determined that the businesses to be disposed via sale meet the criteria to be classified as held for sale and the sale represents a strategic shift that will have a major effect on our operations. Accordingly, the results of operations of the businesses to be sold have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, and the assets and liabilities of the businesses have been classified as held for sale and segregated for all periods presented in the Condensed Consolidated Balance Sheets. A business classified as held for sale is recorded at the lower of its carrying value or estimated fair value less cost to sell. If the carrying value exceeds its estimated fair value less cost to sell, a loss is recognized. Transactions between the businesses held for sale and businesses in continuing operations that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and the assets, liabilities and results of the businesses held for sale. In connection with the this transaction, we recorded an estimated loss on sale, net of tax, of $1,108 million in the fourth quarter of 2019. The estimated loss on sale, net of tax is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date, which is expected to take place by September 30, 2020. We are required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Transaction. As such, Income (loss) from discontinued operations, net of tax, for the six months ended June 30, 2020 includes an additional estimated loss on sale, net of tax of $240 million. For additional information on the Individual Life Transaction and the related estimated loss on sale, net of tax, see Trends and Uncertainties in Part II, Item 7. of our Annual Report on Form 10-K and the Business Held for Sale and Discontinued Operations Note to our accompanying Condensed Consolidated Financial Statements.

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

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles, as well as certain reserves. As of June 30, 2020, there have been no material changes to the sensitivities disclosed in Critical Accounting Judgements and Estimates in Part II. Item 7 of our Annual Report on Form 10-K.

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

We use the following methodology and significant inputs in determining whether a credit loss exists:

•When determining collectability and the period over which the value is expected to recover for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, we apply the same considerations utilized in our overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from our best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that includes, but is not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.
•Additional considerations are made when assessing the unique features that apply to certain structured securities, such as subprime, Alt-A, non-agency RMBS, CMBS and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; loan-to-value ratio; debt service coverage ratios; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.
•When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, we consider the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, we consider in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and our best estimate of scenario-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates; and the overall macroeconomic conditions.
•We perform a discounted cash flow analysis comparing the current amortized cost of a security to the present value of future cash flows expected to be received, including estimated defaults and prepayments. The discount rate is generally the effective interest rate of the fixed maturity prior to impairment.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2020		December 31, 2019
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$40,938	73.7%	$39,663	74.0%
Fixed maturities, at fair value using the fair value option	3,098	5.6%	2,707	5.0%
Equity securities, available-for-sale	225	0.4%	196	0.4%
Short-term investments(1)	73	0.1%	68	0.1%
Mortgage loans on real estate	6,830	12.3%	6,878	12.8%
Policy loans	746	1.3%	776	1.4%
Limited partnerships/corporations	1,376	2.5%	1,290	2.4%
Derivatives	809	1.5%	316	0.6%
Other investments	319	0.6%	385	0.7%
Securities pledged	1,122	2.0%	1,408	2.6%
Total investments	$55,536	100.0%	$53,687	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	June 30, 2020
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,049	2.6%	$1,544	3.4%
U.S. Government agencies and authorities	74	0.2%	103	0.2%
State, municipalities and political subdivisions	1,206	3.0%	1,368	3.0%
U.S. corporate public securities	12,592	31.3%	15,042	33.3%
U.S. corporate private securities	5,545	13.8%	6,219	13.8%
Foreign corporate public securities and foreign governments(1)	3,844	9.5%	4,360	9.7%
Foreign corporate private securities(1)	4,381	10.9%	4,653	10.3%
Residential mortgage-backed securities	5,681	14.1%	5,946	13.2%
Commercial mortgage-backed securities	3,763	9.3%	3,847	8.5%
Other asset-backed securities	2,122	5.3%	2,076	4.6%
Total fixed maturities, including securities pledged	$40,257	100.0%	$45,158	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2019
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,074	2.7%	$1,382	3.2%
U.S. Government agencies and authorities	74	0.2%	95	0.2%
State, municipalities and political subdivisions	1,220	3.1%	1,323	3.0%
U.S. corporate public securities	12,980	32.5%	14,938	34.0%
U.S. corporate private securities	5,568	14.0%	6,035	13.8%
Foreign corporate public securities and foreign governments(1)	3,887	9.8%	4,341	10.0%
Foreign corporate private securities(1)	4,545	11.4%	4,831	11.0%
Residential mortgage-backed securities	4,999	12.6%	5,204	11.9%
Commercial mortgage-backed securities	3,402	8.5%	3,574	8.2%
Other asset-backed securities	2,058	5.2%	2,055	4.7%
Total fixed maturities, including securities pledged	$39,807	100.0%	$43,778	100.0%
(1)Primarily U.S. dollar denominated.
As of June 30, 2020, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 8.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,544	$—	$—	$—	$—	$—	$1,544
U.S. Government agencies and authorities	103	—	—	—	—	—	103
State, municipalities and political subdivisions	1,245	122	—	—	—	1	1,368
U.S. corporate public securities	6,356	7,837	727	114	8	—	15,042
U.S. corporate private securities	2,144	3,649	248	163	15	—	6,219
Foreign corporate public securities and foreign governments(1)	1,644	2,466	204	46	—	—	4,360
Foreign corporate private securities(1)	456	3,887	187	117	—	6	4,653
Residential mortgage-backed securities	5,596	274	32	—	22	22	5,946
Commercial mortgage-backed securities	3,502	296	47	2	—	—	3,847
Other asset-backed securities	1,789	216	15	3	31	22	2,076
Total fixed maturities	$24,379	$18,747	$1,460	$445	$76	$51	$45,158
% of Fair Value	54.0%	41.5%	3.2%	1.0%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,382	$—	$—	$—	$—	$—	$1,382
U.S. Government agencies and authorities	95	—	—	—	—	—	95
State, municipalities and political subdivisions	1,200	121	—	—	—	2	1,323
U.S. corporate public securities	6,783	7,327	682	124	22	—	14,938
U.S. corporate private securities	2,095	3,620	157	148	15	—	6,035
Foreign corporate public securities and foreign governments(1)	1,758	2,389	148	46	—	—	4,341
Foreign corporate private securities(1)	505	4,050	232	44	—	—	4,831
Residential mortgage-backed securities	5,030	111	18	1	19	25	5,204
Commercial mortgage-backed securities	3,166	322	66	12	8	—	3,574
Other asset-backed securities	1,765	209	21	3	57	—	2,055
Total fixed maturities	$23,779	$18,149	$1,324	$378	$121	$27	$43,778
% of Fair Value	54.2%	41.5%	3.0%	0.9%	0.3%	0.1%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	June 30, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,544	$—	$—	$—	$—	$1,544
U.S. Government agencies and authorities	96	7	—	—	—	103
State, municipalities and political subdivisions	83	806	356	121	2	1,368
U.S. corporate public securities	164	893	5,818	7,389	778	15,042
U.S. corporate private securities	110	155	2,002	3,672	280	6,219
Foreign corporate public securities and foreign governments(1)	14	343	1,404	2,326	273	4,360
Foreign corporate private securities(1)	—	—	529	3,856	268	4,653
Residential mortgage-backed securities	4,306	307	207	389	737	5,946
Commercial mortgage-backed securities	1,506	428	910	825	178	3,847
Other asset-backed securities	379	445	927	221	104	2,076
Total fixed maturities	$8,202	$3,384	$12,153	$18,799	$2,620	$45,158
% of Fair Value	18.2%	7.5%	26.9%	41.6%	5.8%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,382	$—	$—	$—	$—	$1,382
U.S. Government agencies and authorities	89	6	—	—	—	95
State, municipalities and political subdivisions	83	757	360	121	2	1,323
U.S. corporate public securities	152	924	5,715	7,373	774	14,938
U.S. corporate private securities	148	184	1,882	3,494	327	6,035
Foreign corporate public securities and foreign governments(1)	13	377	1,353	2,378	220	4,341
Foreign corporate private securities(1)	—	—	591	4,022	218	4,831
Residential mortgage-backed securities	3,768	175	110	383	768	5,204
Commercial mortgage-backed securities	1,397	365	872	777	163	3,574
Other asset-backed securities	393	411	920	215	116	2,055
Total fixed maturities	$7,425	$3,199	$11,803	$18,763	$2,588	$43,778
% of Fair Value	17.0%	7.3%	27.0%	42.8%	5.9%	100.0%
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

Potential Credit Related COVID-19 Exposures

The following table presents our fixed maturities portfolio exposure to sectors that we believe may be particularly affected by the economic consequences of COVID-19:

($ in millions)	June 30, 2020
						NAIC Rating (%)
	Fair Value	Fair Value %	Unrealized Capital Gain/Loss	% Public	% Private	1	2	3	4-6
Energy	$2,844	6.3%	$277	73%	27%	20.6%	66.6%	10.0%	2.8%
Midstream	1,222	2.7%	141	67%	33%	5.7%	86.9%	7.1%	0.3%
Independent Energy	623	1.4%	19	74%	26%	36.3%	31.4%	20.6%	11.7%
Integrated Energy	547	1.2%	72	90%	10%	46.7%	46.1%	7.2%	—%
Refining	215	0.5%	37	92%	8%	—%	97.4%	2.6%	—%
Oil Field Services	237	0.5%	8	48%	52%	15.3%	73.8%	10.6%	0.3%
Metals	647	1.4%	102	80%	20%	15.8%	74.6%	9.3%	0.3%
Airlines/Aircraft Leasing	306	0.7%	(16)	41%	59%	23.1%	48.4%	4.0%	24.5%
Restaurants	263	0.6%	32	94%	6%	1.4%	91.1%	6.3%	1.2%
Airports	177	0.4%	8	52%	48%	29.2%	56.6%	14.2%	—%
Lodging	243	0.5%	(22)	85%	15%	66.9%	16.3%	16.1%	0.7%
Automotive	504	1.1%	29	48%	52%	22.0%	63.4%	12.3%	2.3%
Retailers	1,330	3.0%	206	82%	18%	48.6%	48.1%	0.9%	2.4%
COVID-19 Subtotal	6,314	14.0%	616	73%	27%	33.1%	56.8%	6.5%	3.6%
Remaining Portfolio	38,844	86.0%	4,275	76%	24%	58.3%	38.3%	2.4%	1.0%
Grand Total	$45,158	100.0%	$4,891	76%	24%	54.0%	41.5%	3.2%	1.3%

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

In April 2020, we analyzed the impact of two hypothetical stress scenario on our excess capital levels. "Stress case one" was determined to reduce our excess capital levels by approximately $300 million. "Stress case two", a more "severe" hypothetical stress scenario, would reduce our excess capital levels by approximately $600 million. Based on credit events through the second quarter (including certain downgrades in our securities portfolio), our results to date are generally consistent with "stress case one." Although we believe that these scenarios reflect the range of adverse conditions that we might reasonably experience due to COVID-19, it is possible that outcomes are worse, perhaps materially so. The effects on our capital in such scenarios reflect only the impact from impairments or ratings downgrades on our asset portfolio, and not from declines in our earnings (including from increased claims) that might also result from COVID-19.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $326 million from $91 million to $417 million for the six months ended June 30, 2020. As a result of the uncertainty related to the effect of the COVID-19 pandemic, spreads on all risk assets widened substantially through late March only to recover much of that weakness during the second quarter. Risk-free rates rallied on this uncertainty and remained at these low levels despite the stabilization in market conditions and sentiment. The combination of these two factors resulted in a $1 billion reduction in the gross unrealized loss during the quarter. See “-Overview - Trends and Uncertainties in this Management’s Discussion and Analysis.

As of June 30, 2020 and December 31, 2019, we held one fixed maturities with unrealized capital losses in excess of $10 million. As of June 30, 2020 and December 31, 2019, the unrealized capital losses on these fixed maturities equaled $19 million or 4.6% and $13 million or 14.2% of the total unrealized losses, respectively.

As of June 30, 2020, we held $2.8 billion of energy sector fixed maturity securities, constituting 6.3% of the total fixed maturities portfolio, with gross unrealized capital losses of $56 million, including one energy sector fixed maturity securities with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturity securities equaled $19 million. As of June 30, 2020, our fixed maturity exposure to the energy sector is comprised of 88.0% investment grade securities.

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

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	June 30, 2020			December 31, 2019
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$3,388	$3,546	91.2%	$3,131	$3,273	95.4%
2	266	271	7.0%	104	105	3.1%
3	25	27	0.7%	12	12	0.3%
4	—	—	—%	—	—	—%
5	9	22	0.6%	8	18	0.5%
6	15	21	0.5%	19	25	0.7%
Total	$3,703	$3,887	100.0%	$3,274	$3,433	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	June 30, 2020			December 31, 2019
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$13,521	$156	$338	$13,772	$58	$131

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	June 30, 2020			December 31, 2019
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$252	$346	8.9%	$273	$350	10.2%
Interest Only (IO)	244	247	6.3%	179	183	5.3%
Inverse IO	1,897	1,990	51.2%	1,615	1,681	49.1%
Principal Only (PO)	229	238	6.1%	230	235	6.8%
Floater	10	10	0.3%	11	12	0.3%
Agency Credit Risk Transfer	1,057	1,041	26.8%	957	962	28.0%
Other	14	15	0.4%	9	10	0.3%
Total	$3,703	$3,887	100.0%	$3,274	$3,433	100.0%

During the six months ended June 30, 2020, the market value of our CMO-B portfolio increased primarily due to new purchase activity exceeding paydowns and maturities. Valuation of the securities within our CMO-B portfolio improved during the quarter benefited by muted prepayment risk resulting in continued positive relative performance for the strategy. Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.
The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Net investment income (loss)	$169	$104	$306	$207
Net realized capital gains (losses)(1)	(58)	(26)	(96)	(53)
Income (loss) from continuing operations before income taxes	$111	$78	$210	$154
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from continuing operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Income (loss) from continuing operations before income taxes	$111	$78	$210	$154
Realized gains/(losses) including impairment	5	—	6	(1)
Fair value adjustments	(74)	(33)	(126)	(60)
Total adjustments to income (loss) from continuing operations	(69)	(33)	(120)	(61)
Adjusted operating earnings before income taxes	$42	$45	$90	$93

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential mortgage-backed securities

The following tables present our residential mortgage-backed securities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$3,134	$198	$2	$14	$3,344
Prime Non-Agency	2,405	76	38	2	2,445
Alt-A	120	10	3	11	138
Sub-Prime(1)	50	5	1	—	54
Total RMBS	$5,709	$289	$44	$27	$5,981
(1) Includes subprime other asset backed securities.

	December 31, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,783	$137	$3	$10	$2,927
Prime Non-Agency	2,062	47	10	2	2,101
Alt-A	133	14	—	8	155
Sub-Prime(1)	52	6	1	—	57
Total RMBS	$5,030	$204	$14	$20	$5,240
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed securities

The following tables present our commercial mortgage-backed securities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$270	$319	$76	$78	$141	$140	$100	$87	$3	$3	$590	$627
2014	311	373	43	44	53	50	26	23	31	29	464	519
2015	223	256	170	171	129	119	125	115	32	32	679	693
2016	58	67	24	24	31	30	54	48	—	—	167	169
2017	113	129	41	40	118	107	87	79	72	67	431	422
2018	121	142	27	26	208	194	99	95	12	13	467	470
2019	152	186	33	31	215	198	320	296	33	34	753	745
2020	33	34	13	14	78	72	89	82	—	—	213	202
Total CMBS	$1,281	$1,506	$427	$428	$973	$910	$900	$825	$183	$178	$3,764	$3,847

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$286	$316	$42	$43	$70	$71	$124	$131	$3	$4	$525	$565
2014	307	336	44	45	59	61	28	29	25	25	463	496
2015	234	248	160	165	115	119	127	132	25	25	661	689
2016	59	61	17	18	30	32	50	53	8	8	164	172
2017	131	138	41	41	129	134	66	68	66	68	433	449
2018	121	137	24	25	231	240	95	98	2	2	473	502
2019	143	160	28	28	213	215	268	267	31	31	683	701
Total CMBS	$1,281	$1,396	$356	$365	$847	$872	$758	$778	$160	$163	$3,402	$3,574

As of June 30, 2020, 91.0% and 7.7% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2019, 88.6% and 9.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$308	$301	$336	$327	$705	$682	$31	$29	$97	$71	$1,477	$1,410
Auto-Loans	4	3	10	10	10	10	—	1	—	—	24	24
Student Loans	18	19	97	98	98	97	1	1	—	—	214	215
Credit Card loans	—	—	—	—	—	—	—	—	—	—	—	—
Other Loans	51	56	10	11	132	135	183	190	—	—	376	392
Total Other ABS(1)	$381	$379	$453	$446	$945	$924	$215	$221	$97	$71	$2,091	$2,041
(1) Excludes subprime other asset backed securities.

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$317	$315	$298	$298	$699	$689	$31	$30	$86	$76	$1,431	$1,408
Auto-Loans	3	4	10	10	8	8	—	—	—	—	21	22
Student Loans	17	17	94	96	93	95	2	1	—	—	206	209
Credit Card loans	1	1	—	—	—	—	—	—	—	—	1	1
Other Loans	55	58	6	7	123	126	179	183	5	5	368	379
Total Other ABS(1)	$393	$395	$408	$411	$923	$918	$212	$214	$91	$81	$2,027	$2,019
(1) Excludes subprime other asset backed securities.
As of June 30, 2020, 86.2% and 10.4% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2019, 85.9% and 10.2% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

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

Loans are written off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously written-off and expected to be written-off. For those mortgages that are determined to require foreclosure, expected credit losses are based on the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of 6/30/2020, there were two commercial mortgage loans totaling $17 for which repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty. The collateral is Office and Retail space and the FV of the collateral exceeds the value of the loans.

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

As of June 30, 2020, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 45.5%. As of December 31, 2019, our mortgage loans on real estate portfolio had a weighted average DSC of 2.3 times, and a weighted average LTV ratio of 61.5%. COVID-19 is driving a CECL allowance increase for the Commercial Mortgage Loan portfolio. The pandemic first manifested in the economy in March resulting in travel reduction, restaurant closures and work from home situations for most companies. Updated information on the macroeconomic impact of COVID-19 includes higher probability of default and loss given default in the portfolio. As a result of updated model scenarios, we observed consistent increases across property types such as apartments, office and retail, but a much larger spike in the hotel sector. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

To provide temporary financial assistance to our commercial mortgage loan borrowers adversely affected by COVID-19 related stress, the Company has provided payment forbearance to approximately 8% of the outstanding principal amount of our commercial mortgage loans. Deferred payment amounts are expected to be repaid across the 12 months following the end of the agreed upon forbearance period. No modifications to any commercial mortgage loans have been made as of the issuance date of this filing.

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

As of June 30, 2020, our total European exposure had an amortized cost and fair value of $3,982 million and $4,354 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $515 million, which includes non-financial institutions exposure in Ireland of $172 million, in

Italy of $141 million, in Portugal of $0 million and in Spain of $138 million. We also had financial institutions exposure in Ireland of $22 million, in Italy of $10 million and in Spain of $32 million. We did not have any exposure to Greece.

Among the remaining $3,839 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2020, our non-peripheral sovereign exposure was $153 million, which consisted of fixed maturities and derivative assets. We also had $639 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $130 million and the United Kingdom of $323 million. The balance of $3,047 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,942 million, in The Netherlands of $361 million, in Belgium of $225 million, in France of $329 million, in Germany of $206 million, in Switzerland of $304 million, and in Russia of $77 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct debt or equity investments in and management fees generated from these entities. Such direct investments amounted to approximately $167 and $279 as of June 30, 2020 and December 31, 2019, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

Legislative and Regulatory Developments

The CARES Act

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which became law on March 27, 2020, provides a range of economic stimulus and relief for individuals and businesses. Among other provisions, the CARES Act created a new category of distribution from most retirement plans and IRAs, a “coronavirus related distribution”, or CRD. Retirement plan participants (subject to sponsor approval) and IRA owners who certify that they have been negatively impacted by COVID-19 may each, through the end of 2020, withdraw up to an aggregate of $100,000 penalty-free, and pay resulting income taxes over a 3-year period or re-contribute the withdrawn amount into a qualified plan or IRA during the same period. We do not believe the CARES Act will have a material effect on our financial condition or results of operations.

Department of Labor Proposed Rule Regarding Fiduciaries

On June 30, 2020, the Department of Labor (“DOL”) proposed a new prohibited transaction class exemption that would, if finalized, permit fiduciaries under the Employee Retirement Income Security Act (“ERISA”) to engage in certain transactions that would otherwise be prohibited (such as, depending on the circumstance, sales of proprietary investment products or commissioned sales to ERISA investors) as long as certain conditions are satisfied. The DOL’s proposal would more closely align ERISA’s fiduciary requirements to the SEC’s Regulation Best Interest, which became effective on June 30, 2020, in the context of retail sales transactions. It is too early to determine whether the DOL’s proposal will become finalized, or if so what changes may be made during the rulemaking process.

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

Market Risk Related to Interest Rates

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value within our continuing operations from hypothetical 100 basis point upward and downward shifts in interest rates as of June 30, 2020. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of June 30, 2020
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Continuing operations:(6)
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$45,158	$(3,134)	$2,557
Commercial mortgage and other loans	—	7,178	(364)	217
Notes Receivable(3)	—	247	(32)	39
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	44,575	(3,538)	4,383
Funding agreements with fixed maturities	—	833	(25)	14
Supplementary contracts and immediate annuities	—	874	(43)	49
Derivatives:
Interest rate contracts	25,224	206	24	(24)
Long-term debt	—	3,400	(225)	258
Embedded derivatives on reinsurance	—	132	78	(84)
Guaranteed benefit derivatives(4):
Other(5)	—	210	(102)	70
(1) Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.
(2) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3) Reflects SLD's surplus notes as of June 30, 2020 and is included included in Other investments on the Condensed Consolidated Balance Sheets.
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

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of June 30, 2020. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of June 30, 2020
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Continuing operations:(3)
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$225	$22	$(22)
Limited liability partnerships/corporations	—	1,376	85	(85)
Derivatives:
Equity futures and total return swaps	272	—	(1)	1
Equity options	150	2	1	(1)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
Other(2)	—	210	(3)	4
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report on Form 10-K") (File No. 001-35897) filed with the SEC and Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties in Part I, Item 2. of this Quarterly Report on Form 10-Q.

The COVID-19 pandemic has had, and is likely to continue to have, adverse effects on our financial condition and results of operations.

Many businesses around the world, including ours, have been significantly affected by the global outbreak of COVID-19 disease. Since March 2020, when the disease first became widespread, global financial markets have experienced periods of extreme volatility. These market events, which include a significant drop in equity prices in the early spring followed by a recovery in the second quarter, declines in U.S. Treasury yields and distress in certain credit market sectors such as energy, real estate, transportation and retail, adversely affected our first and second quarter 2020 financial results and are likely to continue to have adverse effects on our business for the foreseeable future. These future adverse effects, which could be material, may include:

•Increased impairments or credit rating downgrades within our general account portfolio, which could consume our excess capital and reduce the dividend capacity of our insurance subsidiaries. Although we currently believe that we have adequate liquidity for the foreseeable future, if our asset portfolio were to experience a material amount of impairments or ratings downgrades, we might require additional statutory capital within our insurance subsidiaries and would need to consider additional steps to preserve liquidity at our holding company, including reducing or eliminating planned share buybacks or our common stock dividend;

•Reductions in the carrying value of our deferred tax assets as a result of a need to establish an additional valuation allowance against such assets, which would decrease GAAP equity and increase our leverage ratios, and could also affect the statutory surplus of our insurance subsidiaries if there is a reduction in the statutory carrying value of our deferred tax asset admitted for statutory purposes;

•Declines in fee revenues from lower AUM/AUA and plan participant counts, as a result of increased unemployment and furloughs, lower asset prices, suspensions or reductions in participant plan deposits or employer matching contributions, and an increase in plan loans and withdrawals;

• Reduced premium revenues in our Employee Benefits business due to increased unemployment;

•Decreased spread-based revenues due to lower interest rates;

•Material harm to the financial condition of our reinsurers, which would increase the probability of default on reinsurance recoveries;

•A decline in fund management carried interests and performance fees in our Investment Management business; and

•Reduced sales levels due to decreased RFP activity or delayed decision making by our clients or prospective clients.

In addition, underwriting income in our Employee Benefits and Individual Life businesses (with respect to the latter, until we close our divestment of that business) will be adversely affected to the extent that mortality claims for individual or group life policies, or medical expense claims under voluntary benefit or stop loss policies, exceed the related reserves and deductibles. Accordingly, to the extent that COVID-19 leads to a material increase in overall mortality or medical expense among our insured population, our financial results will be adversely affected, and those effects could be material.

We have also faced, and are likely to continue to face, disruption of our normal business operations, including the ability to interact with existing or potential clients. While many states have lifted their most severe restrictions requiring mandatory business shutdowns and stay-at-home orders, the resurgence and persistence of new infections in many U.S. states has slowed the reopening of the U.S. economy and some U.S. states have or are considering the reimposition of shutdowns or stay-at-home orders in an attempt to slow the spread of infections. Although our business has been deemed an essential service in most or all jurisdictions in which we operate, the vast majority of our employees have been working from home since March 2020. While our work from home arrangements have not created any significant problems, if such problems were to arise in the future, such that significant portions of our workforce are unable to work remotely in an effective manner, the impact of COVID-19 on our business could be exacerbated.

In addition, our business process and IT operations depend to a significant extent on outsourcing providers and a joint venture based in India, which is currently reimposing lockdowns in several cities across India as they experience a resurgence of COVID-19 cases. Although our joint venture operations did not experience any notable disruptions from a transition to work-from-home, several of our outsourcing providers have experienced difficulty in moving their employee bases to a work-from-home arrangement. While these difficulties have not yet materially interfered with our business operations, there is a risk of future disruptions, particularly if the Indian lockdowns persist for an extended period of time.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended June 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
April 1, 2020 - April 30, 2020	82,837	$42.87	—	$284
May 1, 2020- May 31, 2020	12,320	44.71	—	284
June 1, 2020 - June 30, 2020	14,650	50.48	—	284
Total	109,807	$44.09	—	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended June 30, 2020, there was an increase of 109,807 Treasury shares in connection with such withholding activities.
(2) On October 31, 2019, the Board of Directors provided share repurchase authorization, increasing the aggregate of the Company's stock authorized for repurchase by $800. The additional share repurchase authorization expires on December 31, 2020 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

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

