Form 10-Q
period 2020-09-30
Voya Financial, Inc.
filed 2020-11-05
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 30, 2020, 126,267,808 shares of Common Stock, 0.01 par value, were outstanding.

Voya Financial, Inc.
Form 10-Q for the period ended September 30, 2020

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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	September 30, 2020	December 31, 2019
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $36,974 as of 2020 and $35,836 as of 2019; allowance for credit losses of $16 as of 2020)	$42,330	$39,663
Fixed maturities, at fair value using the fair value option	3,014	2,707
Equity securities, at fair value (cost of $329 as of 2020 and $196 as of 2019)	371	196
Short-term investments	70	68
Mortgage loans on real estate, net of valuation allowance of $1 as of 2019	6,817	6,878
Less: Allowance for credit losses	55	—
Mortgage loans on real estate, net	6,762	6,878
Policy loans	735	776
Limited partnerships/corporations	1,383	1,290
Derivatives	270	316
Other investments	319	385
Securities pledged (amortized cost of $677 as of 2020 and $1,264 as of 2019)	827	1,408
Total investments	56,081	53,687
Cash and cash equivalents	1,052	1,181
Short-term investments under securities loan agreements, including collateral delivered	664	1,395
Accrued investment income	545	505
Premium receivable and reinsurance recoverable	3,676	3,732
Less: Allowance for credit losses on reinsurance recoverable	19	—
Premium receivable and reinsurance recoverable, net	3,657	3,732
Deferred policy acquisition costs and Value of business acquired	1,669	2,226
Deferred income taxes	1,314	1,458
Other assets	812	902
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,600	1,632
Cash and cash equivalents	84	68
Corporate loans, at fair value using the fair value option	921	513
Other assets	8	13
Assets held in separate accounts	82,879	81,670
Assets held for sale	20,180	20,069
Total assets	$171,466	$169,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	September 30, 2020	December 31, 2019
Liabilities and Shareholders' Equity:
Future policy benefits	$10,295	$9,945
Contract owner account balances	42,187	40,923
Payables under securities loan and repurchase agreements, including collateral held	575	1,373
Short-term debt	1	1
Long-term debt	3,043	3,042
Derivatives	434	403
Pension and other postretirement provisions	375	468
Current income taxes	9	27
Other liabilities	1,419	1,345
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	538	474
Other liabilities	834	652
Liabilities related to separate accounts	82,879	81,670
Liabilities held for sale	18,232	18,498
Total liabilities	160,821	158,821

Commitments and Contingencies (Note 13)

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2020 and 2019)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 143,150,588 and 140,726,677 shares issued as of 2020 and 2019, respectively; 126,239,226 and 132,325,790 shares outstanding as of 2020 and 2019, respectively)	2	2
Treasury stock (at cost; 16,911,362 and 8,400,887 shares as of 2020 and 2019, respectively)	(889)	(460)
Additional paid-in capital	11,213	11,184
Accumulated other comprehensive income (loss)	4,483	3,331
Retained earnings (deficit):
Unappropriated	(5,152)	(4,649)
Total Voya Financial, Inc. shareholders' equity	9,657	9,408
Noncontrolling interest	988	822
Total shareholders' equity	10,645	10,230
Total liabilities and shareholders' equity	$171,466	$169,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net investment income	$800	$687	$2,084	$2,057
Fee income	507	494	1,470	1,459
Premiums	604	565	1,819	1,717
Net realized capital gains (losses):
Total impairments	(10)	(3)	(80)	(32)
Other net realized capital gains (losses)	(60)	(17)	(224)	25
Total net realized capital gains (losses)	(70)	(20)	(304)	(7)
Other revenue	90	106	263	325
Income (loss) related to consolidated investment entities:
Net investment income	140	43	87	115
Total revenues	2,071	1,875	5,419	5,666
Benefits and expenses:
Policyholder benefits	1,020	705	2,327	2,009
Interest credited to contract owner account balances	279	298	851	879
Operating expenses	630	627	1,913	1,979
Net amortization of Deferred policy acquisition costs and Value of business acquired	241	36	336	136
Interest expense	40	51	120	135
Operating expenses related to consolidated investment entities:
Interest expense	5	8	18	29
Other expense	1	1	3	5
Total benefits and expenses	2,216	1,726	5,568	5,172
Income (loss) from continuing operations before income taxes	(145)	149	(149)	494
Income tax expense (benefit)	(72)	5	(73)	47
Income (loss) from continuing operations	(73)	144	(76)	447
Income (loss) from discontinued operations, net of tax	(140)	(4)	(361)	18
Net income (loss)	(213)	140	(437)	465
Less: Net income (loss) attributable to noncontrolling interest	106	19	33	44
Net income (loss) available to Voya Financial, Inc.	(319)	121	(470)	421
Less: Preferred stock dividends	14	14	32	24
Net income (loss) available to Voya Financial, Inc.'s common shareholders	(333)	107	(502)	397

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$(1.53)	$0.80	$(1.11)	$2.65
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(2.64)	$0.77	$(3.93)	2.77

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$(1.53)	$0.77	$(1.11)	$2.55
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(2.64)	$0.74	$(3.93)	$2.67

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(213)	$140	$(437)	$465
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	562	798	1,460	3,223
Impairments	—	—	—	2
Pension and other postretirement benefits liability	—	(1)	(2)	(3)
Other comprehensive income (loss), before tax	562	797	1,458	3,222
Income tax expense (benefit) related to items of other comprehensive income (loss)	118	167	306	675
Other comprehensive income (loss), after tax	444	630	1,152	2,547
Comprehensive income (loss)	231	770	715	3,012
Less: Comprehensive income (loss) attributable to noncontrolling interest	106	19	33	44
Comprehensive income (loss) attributable to Voya Financial, Inc.	$125	$751	$682	$2,968

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of July 1, 2020	—	$2	(887)	$11,227	$4,039	$(4,833)	$9,548	$741	$10,289
Adoption of ASU 2016-13	—	—	—	—	—	—	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(319)	(319)	106	(213)
Other comprehensive income (loss), after tax	—	—	—	—	444	—	444	—	444
Total comprehensive income (loss)							125	106	231
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	—	—
Common stock issuance	—	—	—	2	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	—	—	—	—	—	—	—
Dividends on preferred stock	—	—	—	(14)	—	—	(14)	—	(14)
Dividends on common stock	—	—	—	(19)	—	—	(19)	—	(19)
Share-based compensation	—	—	(2)	17	—	—	15	—	15
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	141	141
Balance as of September 30, 2020	—	$2	$(889)	$11,213	$4,483	$(5,152)	$9,657	$988	$10,645

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of January 1, 2020	$—	$2	$(460)	$11,184	$3,331	$(4,649)	$9,408	$822	$10,230
Adjustment for adoption of ASU 2016-13	—	—	—	—	—	(33)	(33)	—	(33)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(470)	(470)	33	(437)
Other comprehensive income (loss), after tax	—	—	—	—	1,152	—	1,152	—	1,152
Total comprehensive income (loss)							682	33	715
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	(103)	(103)
Common stock issuance	—	—	—	4	—	—	4	—	4
Common stock acquired - Share repurchase	—	—	(406)	40	—	—	(366)	—	(366)
Dividends on preferred stock	—	—	—	(32)	—	—	(32)	—	(32)
Dividends on common stock	—	—	—	(58)	—	—	(58)	—	(58)
Share-based compensation	—	—	(23)	75	—	—	52	—	52
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	236	236
Balance as of September 30, 2020	—	$2	$(889)	$11,213	$4,483	$(5,152)	$9,657	$988	$10,645

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2019 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of July 1, 2019	$—	3	(5,663)	24,642	2,867	(11,785)	$10,064	$676	$10,740
Adoption of ASU 2018-02	—	—	—	—	—	—	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	121	121	19	140
Other comprehensive income (loss), after tax	—	—	—	—	630	—	630	—	630
Total comprehensive income (loss)							751	19	770
Preferred stock issuance	—	—	—	—	—	—	293	—	293
Common stock issuance	—	—	—	(14)	—	—	1	—	1
Common stock acquired - Share repurchase	—	—	(290)	40	—	—	(250)	—	(250)
Dividends on preferred stock	—	—	—	(14)	—	—	(14)	—	(14)
Dividends on common stock	—	—	—	(20)	—	—	(20)	—	(20)
Share-based compensation	—	—	(2)	22	—	—	20	—	20
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(34)	(34)
Balance as of September 30, 2019	$—	3	$(5,955)	$24,671	$3,497	$(11,664)	$10,552	$661	$11,213

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2019 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of January 1, 2019	$—	$3	$(4,981)	$24,316	$607	$(11,732)	$8,213	$728	$8,941
Adoption of ASU 2018-02	—	—	—	—	343	(343)	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	421	421	44	465
Other comprehensive income (loss), after tax	—	—	—	—	2,547	—	2,547	—	2,547
Total comprehensive income (loss)							2,968	44	3,012
Preferred stock issuance	—	—	—	293	—	—	293	—	293
Common stock issuance	—	—	—	3	—	—	3	—	3
Common stock acquired - Share repurchase	—	—	(936)	—	—	—	(936)	—	(936)
Dividends on preferred stock	—	—	—	(14)	—	(10)	(24)	—	(24)
Dividends on common stock	—	—	—	(23)	—	—	(23)	—	(23)
Share-based compensation	—	—	(38)	96	—	—	58	—	58
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(111)	(111)
Balance as of September 30, 2019	$—	$3	$(5,955)	$24,671	$3,497	$(11,664)	$10,552	$661	$11,213

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

•Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities - continuing operations	$1,045	$726
Net cash provided by operating activities - discontinued operations	(257)	125
Net cash provided by operating activities	788	851
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,948	5,062
Equity securities	22	20
Mortgage loans on real estate	414	772
Limited partnerships/corporations	229	169
Acquisition of:
Fixed maturities	(4,952)	(4,822)
Equity securities	(154)	(30)
Mortgage loans on real estate	(355)	(425)
Limited partnerships/corporations	(275)	(309)
Short-term investments, net	(2)	4
Derivatives, net	98	41
Sales from consolidated investment entities	300	484
Purchases within consolidated investment entities	(689)	(1,120)
Collateral (delivered) received, net	(67)	(141)
Other, net	22	(64)
Net cash (used in) provided by investing activities - discontinued operations	(364)	(522)
Net cash (used in) investing activities	(1,825)	(881)
Cash Flows from Financing Activities:
Deposits received for investment contracts	4,561	3,483
Maturities and withdrawals from investment contracts	(3,953)	(4,120)
Settlements on deposit contracts	(5)	(6)
Repayment of debt with maturities of more than three months	—	(106)
Borrowings of consolidated investment entities	365	853
Repayments of borrowings of consolidated investment entities	(613)	(726)
Contributions from (distributions to) participants in consolidated investment entities, net	846	598
Proceeds from issuance of common stock, net	4	3
Proceeds from issuance of preferred stock, net	—	293
Share-based compensation	(15)	(17)
Common stock acquired - Share repurchase	(366)	(936)
Dividends paid on common stock	(58)	(23)
Dividends paid on preferred stock	(32)	(24)
Principal payments for financing leases	(16)	(3)
Net cash provided by financing activities - discontinued operations	396	599
Net cash provided by (used in) financing activities	1,114	(132)
Net (decrease) increase in cash and cash equivalents	77	(162)
Cash and cash equivalents, beginning of period	1,472	1,538
Cash and cash equivalents, end of period	1,549	1,376
Less: Cash and cash equivalents of discontinued operations, end of period	497	221
Cash and cash equivalents of continuing operations, end of period	$1,052	$1,155
Non-cash investing and financing activities:
Initial recognition of operating leases upon adoption of ASU 2016-02	$—	$146
Leased assets in exchange for finance lease liabilities	—	68

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

On December 18, 2019, the Company entered into a Master Transaction Agreement (the “Resolution MTA”) with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US will acquire all of the shares of the capital stock of Security Life of Denver Insurance Company ("SLD") and Security Life of Denver International Limited ("SLDI"), including the capital stock of several subsidiaries of SLD and SLDI. The transaction is expected to close by January 4, 2021 and is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals. The assets and liabilities related to the businesses to be sold have been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and are reported separately for all periods presented. See the Business Held for Sale and Discontinued Operations Note to these Condensed Consolidated Financial Statements.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2020, its results of operations, comprehensive income and changes in shareholders' equity for the three and nine months ended September 30, 2020 and 2019, and its statements of cash flows for the nine months ended September 30, 2020 and 2019, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

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

Impairments

The Company evaluates its available-for-sale investments quarterly to determine whether a decline in fair value below the amortized cost basis has resulted from credit loss or other factors. As a result of the adoption of ASU 2016-13, the Company no longer considers in this evaluation process the length of time a fixed maturity has been in an unrealized loss position.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements
The following table provides a description of future adoptions of new accounting standards that may have an impact on the Company's financial statements when adopted:

Standard	Description of Requirements	Effective date and transition provisions	Effect on the financial statements or other significant matters
ASU 2020-06, Simplifying the Accounting for Convertible Instruments and Contracts in an Entity's Own Equity	This standard, issued in August 2020, simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity.	January 1, 2022, including interim periods, with early adoption permitted no earlier than January 1, 2021. An entity must adopt the guidance at the beginning of its annual fiscal year. Initial adoption of ASU 2020-06 may be reported on either a modified retrospective or full retrospective basis.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2020-06.
ASU 2020-04, Reference Rate Reform	This standard, issued in March 2020, provides temporary optional expedients and exceptions
	for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	The amendments are effective as of March 12, 2020, the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022.	The Company expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04; however, the Company is still evaluating the guidance, and therefore, the impact of the adoption of ASU 2020-04 on the Company’s financial condition and results of operations has not yet been determined.
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
• Ownership changes in investments - changes from a subsidiary to an equity method investment,
• Separate financial statements of entities not subject to tax,
• Interim-period accounting for enacted changes in tax law, and
• The year-to-date loss limitation in interim-period tax accounting.
		January 1, 2021 with early adoption permitted. Early adoption in an interim period must reflect any adjustments as of the beginning of the annual period. Initial adoption of ASU 2019-12 is required to be reported on a prospective basis, except for certain provisions that are required to be applied retrospectively or modified retrospectively.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2019-12.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Standard	Description of Requirements	Effective date and transition provisions	Effect on the financial statements or other significant matters
ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans	This standard, issued in August 2018, eliminates certain disclosure requirements that are no longer considered cost beneficial and requires new disclosures that are considered relevant.	December 31, 2020 with early adoption permitted. Initial adoption of ASU 2018-14 is required to be reported on a retrospective basis for all periods presented.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-14.
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts	This standard, issued in August 2018, changes the measurement and disclosures of insurance liabilities and deferred acquisition costs ("DAC") for long-duration contracts issued by insurers.	On September 30, 2020, the FASB voted to affirm its decision to defer the effective date of the amendments in ASU 2018-12 for SEC filers to fiscal years ending after December 15, 2022, including interim periods within those fiscal years. Initial adoption for the liability for future policy benefits and DAC is required to be reported using either a full retrospective or modified retrospective approach. For market risk benefits, full retrospective application is required.	The implications of these requirements, including transition options, and related potential financial statement impacts are currently being evaluated.
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

The following table presents summary information related to income (loss) from discontinued operations for the periods presented:

	Nine Months Ended September 30,
	2020	2019
Income (loss) from discontinued operations, net of tax
Individual Life Transaction	$(361)	$100
2018 Transaction	—	(82)
Total	$(361)	$18

The Individual Life Transaction

Sale of legal entities

Pursuant to the Company executing the Resolution MTA and upon closing of the Individual Life Transaction, the Company will sell five of its legal subsidiaries, SLD, SLDI, Roaring River II ("RRII"), Midwestern United Life Insurance Company ("MUL") and Voya American Equities, Inc. ("VAE") to Resolution Life US. Resolution Life US is an insurance holding company newly formed by Resolution Life Group Holdings, L.P., a Bermuda-based limited partnership (“RLGH”). The Individual Life Transaction is expected to close by January 4, 2021 and is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals.

The purchase price in the transaction is approximately $1.25 billion, with an adjustment based on the adjusted capital and surplus of SLD, SLDI and RRII at closing. The purchase price includes cash consideration of approximately $902, a $225 equity interest in RLGH, and $123 principal amount in surplus notes issued by SLD that will be retained by the Company under modified terms. The receivable for the surplus notes and SLD's corresponding liability outstanding as of September 30, 2020 and December 31, 2019 are included in Other investments and Liabilities held for sale, respectively, on the Company's Condensed Consolidated Balance Sheets. In the summary of major categories of assets and liabilities held for sale below, SLD's corresponding liability for the surplus notes is included in Notes payable.

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

The results of discontinued operations are reported in "Income (loss) from discontinued operations, net of tax" in the accompanying Condensed Consolidated Statements of Operations for all periods presented. As of December 31, 2019, the Company recorded an estimated loss on sale, net of tax of $1,108 to write down the carrying value of the businesses held for sale to estimated fair value, which is based on the estimated sales price of the Individual Life Transaction as of December 31, 2019, less cost to sell and other adjustments in accordance with the Resolution MTA. In addition, the Company is required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Individual Life Transaction. As such, Income (loss) from discontinued operations, net of tax, for the nine months ended September 30, 2020 includes an additional estimated loss on sale of $231, net of tax. The estimated loss on sale, net of tax as of September 30, 2020 of $1,339 represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell. Additionally, the estimated loss on sale is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the major categories of assets and liabilities classified as held for sale related to the Individual Life Transaction in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$12,779	$11,483
Fixed maturities, at fair value using the fair value option	774	752
Mortgage loans on real estate, net of allowance for credit losses of $12 as of 2020	1,264	1,319
Policy loans	996	1,005
Derivatives	314	304
Other investments(1)	337	430
Securities pledged	2	235
Total investments	16,466	15,528
Cash and cash equivalents	497	291
Short-term investments under securities loan agreements, including collateral delivered	2	216
Premium receivable and reinsurance recoverable, net allowance for credit losses of $15 as of 2020	2,838	3,101
Deferred policy acquisition costs and Value of business acquired	372	607
Current income taxes	—	136
Deferred income taxes	(794)	(757)
Other assets(2)	665	570
Assets held in separate accounts	1,473	1,485
Write-down of businesses held for sale to fair value less cost to sell	(1,339)	(1,108)
Total assets held for sale	$20,180	$20,069

Liabilities:
Future policy benefits and contract owner account balances	$15,505	$15,472
Payables under securities loan and repurchase agreements, including collateral held	209	428
Derivatives	86	77
Notes payable	219	252
Other liabilities	740	784
Liabilities related to separate accounts	1,473	1,485
Total liabilities held for sale	$18,232	$18,498
(1) Includes Other investments, Equity securities, Limited partnerships/corporations and Short-term investments.
(2) Includes Other assets and Accrued investment income.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Revenues:
Net investment income	$485	$494
Fee income	596	574
Premiums	21	21
Total net realized capital gains (losses)	20	59
Other revenue	(13)	(18)
Total revenues	1,109	1,130
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders (1)	947	788
Operating expenses	107	58
Net amortization of Deferred policy acquisition costs and Value of business acquired (2)	215	151
Interest expense	5	8
Total benefits and expenses	1,274	1,005
Income (loss) from discontinued operations before income taxes	(165)	125
Income tax expense (benefit)	(35)	25
Loss on sale, net of tax	(231)	—
Income (loss) from discontinued operations, net of tax	$(361)	$100
(1) Includes loss recognition recorded in the third quarter of 2020 associated with certain blocks of reserves.
(2) Includes the impact of annual assumption updates completed in the third quarter of 2020.

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

Reinsurance

Concurrently with the sale, SLD will enter into reinsurance agreements with Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York ("RLNY"), and Voya Retirement Insurance and Annuity Company ("VRIAC"), each of which is a direct or indirect wholly owned subsidiary of the Company. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of the Company. The Company currently expects that these reinsurance transactions will be carried out on a coinsurance basis, with SLD’s reinsurance obligations collateralized in one of three ways: 1) invested assets placed in a comfort trust; 2) funds withheld basis with invested assets remaining on the respective subsidiaries of the Company; or 3) some combination of these two

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

collateralization structures. Based on values as of September 30, 2020, U.S GAAP reserves to be ceded under the Individual Life Transaction (defined below) are expected to be approximately $10.3 billion and are subject to change until closing. The reinsurance agreements along with the sale of the legal entities noted above will result in the disposition of substantially all of the Company's life insurance and legacy non-retirement annuity businesses. The revenues and net results of the Individual Life and Annuities businesses that will be disposed of via reinsurance are reported in businesses exited or to be exited through reinsurance or divestment which is an adjustment to the Company's U.S. GAAP revenues and earnings measures to calculate Adjusted operating revenues and Adjusted operating earnings before income taxes, respectively. The Company's loss on sale estimate includes the effect of charges associated with the termination or recapture of certain existing reinsurance arrangements.

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

Income (loss) from discontinued operations for the nine months ended September 30, 2019 included an additional loss on sale of $82 related to purchase price true-up amounts with VA Capital which was settled during the second quarter of 2019.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2020:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$1,058	$483	$—	$—	$1,541	$—
U.S. Government agencies and authorities	73	30	—	—	103	—
State, municipalities and political subdivisions	1,171	183	1	—	1,353	—
U.S. corporate public securities	13,051	2,674	36	—	15,689	—
U.S. corporate private securities	5,433	807	41	—	6,199	—
Foreign corporate public securities and foreign governments(1)	3,989	598	13	—	4,574	—
Foreign corporate private securities(1)	4,354	409	39	—	4,724	—
Residential mortgage-backed securities	5,430	278	34	23	5,695	2
Commercial mortgage-backed securities	4,011	271	78	—	4,203	1
Other asset-backed securities	2,095	37	29	—	2,090	13
Total fixed maturities, including securities pledged	40,665	5,770	271	23	46,171	16
Less: Securities pledged	677	154	4	—	827	—
Total fixed maturities	$39,988	$5,616	$267	$23	$45,344	$16
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2020, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,255	$1,266
After one year through five years	4,982	5,311
After five years through ten years	7,561	8,529
After ten years	15,331	19,077
Mortgage-backed securities	9,441	9,898
Other asset-backed securities	2,095	2,090
Fixed maturities, including securities pledged	$40,665	$46,171

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2020 and December 31, 2019, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2020
Communications	$1,665	$395	$1	$2,059
Financial	4,179	713	8	4,884
Industrial and other companies	11,438	1,890	33	13,295
Energy	2,620	359	51	2,928
Utilities	4,966	887	1	5,852
Transportation	1,333	157	30	1,460
Total	$26,201	$4,401	$124	$30,478

December 31, 2019
Communications	$1,694	$295	$—	$1,989
Financial	4,067	535	1	4,601
Industrial and other companies	11,669	1,274	16	12,927
Energy	2,819	368	27	3,160
Utilities	4,895	561	1	5,455
Transportation	1,206	116	2	1,320
Total	$26,350	$3,149	$47	$29,452

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2020 and December 31, 2019, approximately 44.8% and 43.4%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

As of September 30, 2020 and December 31, 2019, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of September 30, 2020, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transaction was $87 and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets. As of December 31, 2019, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transaction was $66. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2020 and December 31, 2019, the fair value of loaned securities was $546 and $1,159, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of September 30, 2020 and December 31, 2019, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $284 and $1,055, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, liabilities to return collateral of $284 and $1,055, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of September 30, 2020 and December 31, 2019, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $277 and $146, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	September 30, 2020 (1)(2)	December 31, 2019 (1)(2)
U.S. Treasuries	$176	$213
U.S. Government agencies and authorities	8	15
U.S. corporate public securities	175	684
Equity Securities	105	—
Foreign corporate public securities and foreign governments	97	289
Payables under securities loan agreements	$561	$1,201
(1)As of September 30, 2020 and December 31, 2019, borrowings under securities lending transactions include cash collateral of $284 and $1,055, respectively.
(2)As of September 30, 2020 and December 31, 2019, borrowings under securities lending transactions include non-cash collateral of $277 and $146, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

Nine Months Ended September 30, 2020
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	2	1	13	16
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—
Reductions for securities sold during the period	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—
Write-offs	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Balance as of September 30	$2	$1	$13	$16

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of the date indicated:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
September 30, 2020
U.S. Treasuries	$14	$—	3	$—	$—	—	$14	$—	3
State, municipalities and political subdivisions	14	1	5	1	—	1	15	1	6
U.S. corporate public securities	841	29	311	38	7	9	879	36	320
U.S. corporate private securities	332	12	32	107	29	9	439	41	41
Foreign corporate public securities and foreign governments	191	10	60	23	3	4	214	13	64
Foreign corporate private securities	341	39	30	7	—	1	348	39	31
Residential mortgage-backed	728	28	141	171	6	84	899	34	225
Commercial mortgage-backed	1,286	77	185	13	1	3	1,299	78	188
Other asset-backed	673	9	140	411	20	126	1,084	29	266
Total	$4,420	$205	907	$771	$66	237	$5,191	$271	1,144

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
*Less than $1.

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of September 30, 2020. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
See the Business, Basis of Presentation and Significant Accounting Policies Note to these Condensed Consolidated Financial Statements for the policy used to evaluate whether the investments are impaired.

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $180 from $91 to $271 for the nine months ended September 30, 2020. The increase in gross unrealized capital losses was primarily due to non-credit related market factors.

At September 30, 2020, $7 of the total $271 of gross unrealized losses were from 4 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2020		2019
	Impairment	No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—	2	$—		—
U.S. corporate public securities	2	18	—		—
U.S. corporate private securities	1	4	—		—
Foreign corporate public securities and foreign governments(1)	—	12	—		2
Foreign corporate private securities(1)	2	5	1		1
Residential mortgage-backed	1	24	2		14
Commercial mortgage-backed	4	18	—		—
Other asset-backed	—	1	—	*	2
Total	$10	84	$3		19
Credit Impairments	$—		$2
Intent Impairments	$10		$1
(1) Primarily U.S. dollar denominated.
*Less than $1
	Nine Months Ended September 30,
	2020		2019
	Impairment	No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—	13	$—		—
U.S. corporate public securities	32	80	—		—
U.S. corporate private securities	1	9	—		—
Foreign corporate public securities and foreign governments(1)	4	39	3		3
Foreign corporate private securities(1)	8	17	26		4
Residential mortgage-backed	6	56	3		26
Commercial mortgage-backed	28	124	—		—
Other asset-backed	1	74	—		5
Total	$80	412	$32		38
Credit Impairments	$—		$33
Intent Impairments	$80		$4
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

For the three and nine months ended September 30, 2020, intent impairments in the amounts of $5 and $55 were recorded on assets designated to be included in the reinsurance agreement associated with the Individual Life Transaction.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three and nine months ended September 30, 2020, the Company did have one new commercial mortgage loan trouble debt restructuring with a pre and post modification carrying value of $3. For the three and nine months ended September 30, 2020 the company did not have any new private placement troubled debt restructuring. For the three and nine months ended September 30, 2019, the Company did not have any new commercial mortgage loan troubled debt restructuring. For the three months ended September 30, 2019, the Company did not have any new private placement troubled debt restructuring. For the nine months ended September 30, 2019, the Company had one new private placement troubled debt restructuring with a pre-modification cost basis of $107 and a post-modification carrying value of $78.

For the three and nine months ended September 30, 2020 and September 30, 2019, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of September 30, 2020 and December 31, 2019, respectively.

	As of September 30, 2020
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$117	$187	$28	$—	$—	$332
2019	339	239	104	14	—	696
2018	204	167	74	—	—	445
2017	653	429	17	1	—	1,100
2016	620	326	7	—	—	953
2015	638	102	—	—	—	740
2014 and prior	2,022	498	31	—	—	2,551
Total	$4,593	$1,948	$261	$15	$—	$6,817

	As of December 31, 2019
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$—	$—	$—	$—	$—	$—
2019	121	138	227	211	26	723
2018	11	141	188	159	14	513
2017	153	283	697	12	15	1,160
2016	122	221	579	50	—	972
2015	39	502	248	15	—	804
2014 and prior	241	438	1,771	256	1	2,707
Total	$687	$1,723	$3,710	$703	$56	$6,879

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of September 30, 2020 and December 31, 2019, respectively.

	As of September 30, 2020
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$249	$72	$11	$—	$—	$332
2019	463	109	52	72	—	696
2018	235	51	103	56	—	445
2017	634	259	135	72	—	1,100
2016	850	58	40	5	—	953
2015	696	36	8	—	—	740
2014 and prior	2,107	251	92	101	—	2,551
Total	$5,234	$836	$441	$306	$—	$6,817

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
The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of September 30, 2020 and December 31, 2019, respectively.

	As of September 30, 2020
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$84	$142	$20	$29	$18	$15	$—	$—	$24	$332
2019	99	197	20	180	69	60	18	14	39	696
2018	105	142	71	38	59	16	—	14	—	445
2017	173	126	423	168	103	62	6	39	—	1,100
2016	275	175	187	46	104	119	13	28	6	953
2015	207	187	168	38	54	64	11	11	—	740
2014 and prior	700	523	368	205	261	231	60	159	44	2,551
Total	$1,643	$1,492	$1,257	$704	$668	$567	$108	$265	$113	$6,817

	As of December 31, 2019
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2019	100	200	35	187	67	63	18	15	37	722
2018	106	182	73	47	60	16	—	14	15	513
2017	177	128	464	171	107	63	6	45	—	1,161
2016	277	181	193	47	107	119	14	28	6	972
2015	226	218	171	43	54	68	12	12	—	804
2014 and prior	741	553	390	224	275	242	67	169	46	2,707
Total	$1,627	$1,462	$1,326	$719	$670	$571	$117	$283	$104	$6,879

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of September 30, 2020 and December 31, 2019, respectively.

	As of September 30, 2020
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$49	$30	$121	$132	$—	$—	$—	$332
2019	55	112	394	100	35	—	—	696
2018	77	110	193	25	4	36	—	445
2017	140	512	265	179	4	—	—	1,100
2016	177	304	260	188	10	9	5	953
2015	165	280	127	78	23	67	—	740
2014 and prior	1,149	217	469	361	97	203	55	2,551
Total	$1,812	$1,565	$1,829	$1,063	$173	$315	$60	$6,817

	As of December 31, 2019
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$—	$—	$—	$—	$—	$—	$—	$—
2019	55	130	400	105	32	—	—	722
2018	83	122	221	46	4	36	—	512
2017	142	557	268	190	4	—	—	1,161
2016	179	312	263	192	10	10	6	972
2015	198	285	133	90	30	69	—	805
2014 and prior	1,216	230	512	376	108	209	56	2,707
Total	$1,873	$1,636	$1,797	$999	$188	$324	$62	$6,879

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

September 30, 2020
Allowance for credit losses, balance at January 1	$16
Credit losses on mortgage loans for which credit losses were not previously recorded	3
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—
Increase (decrease) on mortgage loans with allowance recorded in previous period	39
Provision for expected credit losses	58
Writeoffs	(3)
Recoveries of amounts previously written off	—
Allowance for credit losses, end of period	$55

While still heavily impacted by COVID-19, the Commercial Mortgage Loan portfolio allowance decreased by $19 during the quarter as certain sectors of the economy resumed operations, albeit at lower than pre-pandemic levels. We continue to observe distress in the hotel sector.

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

As of September 30, 2020, the Company identified 484 commercial mortgage loans with an amortized cost balance of $1,234 in connection with the reinsurance transactions occurring immediately after the closing of the Individual Life Transaction. These commercial mortgage loans are reported with the Company's Mortgage loans on real estate on the Condensed Consolidated Balance Sheets as of September 30, 2020. These commercial mortgage loans are held at lower of cost or market at September 30, 2020 resulting in an immaterial addition to the allowance for credit losses. Additionally, included in the allowance for credit losses table above are allowances of $11 associated with the identified commercial mortgages that will be transferred to the comfort trust as part of the reinsurance portion of the Individual Life Transaction.

The following table presents past due commercial mortgage loans as of the dates indicated:

	September 30, 2020	December 31, 2019
Delinquency:
Current	$6,806	$6,879
30-59 days past due	—	—
60-89 days past due	6	—
Greater than 90 days past due	5	—
Total	$6,817	$6,879
Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of September 30, 2020, the company had one commercial mortgage loan in non-accrual status. As of December 31, 2019, the Company had no commercial mortgage loans in non-accrual status. There was no interest income recognized on loans in non-accrual status for the nine months ended September 30, 2020 and at December 31, 2019.

As of September 30, 2020 and December 31, 2019, the Company had no commercial mortgage loans that were over 90 days or more past due but are not on non-accrual status. The Company had no commercial mortgage loans on non-accrual status for which there is no related allowance for credit losses as of September 30, 2020.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed maturities	$618	$556	$1,785	$1,667
Equity securities	4	3	10	8
Mortgage loans on real estate	74	80	221	241
Policy loans	11	9	34	32
Short-term investments and cash equivalents	—	3	3	9
Other	113	51	85	149
Gross investment income	820	702	2,138	2,106
Less: investment expenses	20	15	54	49
Net investment income	$800	$687	$2,084	$2,057

As of September 30, 2020 and December 31, 2019, the Company had $1 and $1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,
	2020	2019
Fixed maturities, available-for-sale, including securities pledged	$(7)	$20
Fixed maturities, at fair value option	(131)	10
Equity securities	7	3
Derivatives	11	(14)
Embedded derivatives - fixed maturities	(3)	4
Guaranteed benefit derivatives	35	(43)
Mortgage Loans	17	—
Other investments	1	—
Net realized capital gains (losses)	$(70)	$(20)

	Nine Months Ended September 30,
	2020	2019
Fixed maturities, available-for-sale, including securities pledged	$(59)	$7
Fixed maturities, at fair value option	(84)	177
Equity securities	11	14
Derivatives	(22)	(160)
Embedded derivatives - fixed maturities	4	6
Guaranteed benefit derivatives	(113)	(51)
Mortgage Loans	(41)	—
Other investments	—	—
Net realized capital gains (losses)	$(304)	$(7)

For the three and nine months ended September 30, 2020 and 2019, the change in the fair value of equity securities still held as of September 30, 2020 and 2019 was $11 and $14, respectively.

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds on sales	$341	$519	$1,706	$3,243
Gross gains	7	11	97	54
Gross losses	4	4	73	35

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

	September 30, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$30	$—	$—	$30	$—	$—
Foreign exchange contracts	739	30	9	771	12	21
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	20,372	226	414	25,027	294	371
Foreign exchange contracts	111	—	2	92	—	1
Equity contracts	405	14	7	400	10	8
Credit contracts	229	—	2	237	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	23	—	N/A	19	—
Within products	N/A	—	166	N/A	—	60
Within reinsurance agreements	N/A	—	143	N/A	—	100
Managed custody guarantees	N/A	—	11	N/A	—	—
Total		$293	$754		$335	$563
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives for businesses held for sale were as follows as of the dates indicated:

	September 30, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$1	$—	$—	$1	$—	$—
Foreign exchange contracts	32	2	—	19	1	1
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	2,205	49	52	2,227	49	56
Foreign exchange contracts	25	—	1	18	—	—
Equity contracts	1,910	263	33	1,753	254	20
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	9	—	N/A	8	—
Within products	N/A	—	215	N/A	—	217
Within reinsurance agreements	N/A	—	95	N/A	—	75
Total		$323	$396		$312	$369
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2020 and December 31, 2019. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts for continuing operations and businesses held for sale are presented in the tables below as of the dates indicated:

	September 30, 2020
Continuing operations:(1)
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$229	$—	$2
Equity contracts	280	14	7
Foreign exchange contracts	850	30	11
Interest rate contracts	17,285	226	414
		270	434
Counterparty netting(2)		(221)	(221)
Cash collateral netting(2)		(43)	(210)
Securities collateral netting(2)		—	—
Net receivables/payables		$6	$3
(1) Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction,
(2) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	September 30, 2020
Businesses held for sale:
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$—	$—	$—
Equity contracts	1,910	263	33
Foreign exchange contracts	57	2	1
Interest rate contracts	2,206	49	52
		314	86
Counterparty netting(1)		(84)	(84)
Cash collateral netting(1)		(208)	(1)
Securities collateral netting(1)		(17)	—
Net receivables/payables		$5	$1
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

Continuing operations: As of September 30, 2020, the Company held $34 and pledged $196 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2019, the Company held $9 and $82 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2020, the Company delivered $194 of securities and held no securities as collateral. As of December 31, 2019, the Company delivered $183 of securities and held no securities as collateral.

Businesses held for sale: As of September 30, 2020, the Company held $209 and pledged $1 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2019, the Company held $213 and no net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2020, the Company delivered $2 of securities and held $17 of securities as collateral. As of December 31, 2019, the Company delivered $2 of securities and held $18 of securities as collateral.

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

	Three Months Ended September 30,
	2020		2019
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other Net Realized Gains/Losses	Net investment income	Net investment income and Other Net Realized Gains/Losses
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$(42)	$—	$33
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	—	—	3

	Nine Months Ended September 30,
	2020		2019
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other Net Realized Gains/Losses	Net investment income	Net investment income and Other Net Realized Gains/Losses
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$2	$31	$2	$43
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	6	—	9

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Three Months Ended September 30,
	2020		2019
	Net Investment Income	Other net realized capital gains/(losses)	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$800	$(60)	$687	$(17)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	(3)	3	—

	Nine Months Ended September 30,
	2020		2019
	Net Investment Income	Other net realized capital gains/(losses)	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$2,084	$(224)	$2,057	$25
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	9	(3)	9	—

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30,
		2020	2019
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$21	$(18)
Foreign exchange contracts	Other net realized capital gains (losses)	(4)	4
Equity contracts	Other net realized capital gains (losses)	(2)	(3)
Credit contracts	Other net realized capital gains (losses)	(1)	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	(3)	4
Within products	Other net realized capital gains (losses)	28	(36)
Within reinsurance agreements	Policyholder benefits	8	(48)
Managed custody guarantees	Other net realized capital gains (losses)	7	(4)
Total		$54	$(101)

	Location of Gain or (Loss) Recognized in Income on Derivative	Nine Months Ended September 30,
		2020	2019
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(12)	$(148)
Foreign exchange contracts	Other net realized capital gains (losses)	2	8
Equity contracts	Other net realized capital gains (losses)	(11)	(20)
Credit contracts	Other net realized capital gains (losses)	3	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	4	7
Within products	Other net realized capital gains (losses)	(103)	(120)
Within reinsurance agreements	Policyholder benefits	(52)	(170)
Managed custody guarantees	Other net realized capital gains (losses)	(10)	(4)
Total		$(179)	$(445)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments from discontinued operations on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30,
		2020	2019
Derivatives: Non-qualifying for hedge accounting
Foreign exchange contracts	Income (loss) from discontinued operations, net of tax	$—	$—
Equity contracts	Income (loss) from discontinued operations, net of tax	43	(4)
Credit contracts	Income (loss) from discontinued operations, net of tax	—	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Income (loss) from discontinued operations, net of tax	(1)	(1)
Within products	Income (loss) from discontinued operations, net of tax	(43)	—
Total		$(1)	$(5)

	Location of Gain or (Loss) Recognized in Income on Derivative	Nine Months Ended September 30,
		2020	2019
Derivatives: Non-qualifying for hedge accounting
Foreign exchange contracts	Income (loss) from discontinued operations, net of tax	$1	$—
Equity contracts	Income (loss) from discontinued operations, net of tax	(18)	74
Credit contracts	Income (loss) from discontinued operations, net of tax	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Income (loss) from discontinued operations, net of tax	1	—
Within products	Income (loss) from discontinued operations, net of tax	13	—
Total		$(3)	$75

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, measured at fair value on a recurring basis as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,190	$351	$—	$1,541
U.S. Government agencies and authorities	—	103	—	103
State, municipalities and political subdivisions	—	1,353	—	1,353
U.S. corporate public securities	—	15,571	118	15,689
U.S. corporate private securities	—	4,472	1,727	6,199
Foreign corporate public securities and foreign governments(1)	—	4,574	—	4,574
Foreign corporate private securities(1)	—	4,276	448	4,724
Residential mortgage-backed securities	—	5,660	35	5,695
Commercial mortgage-backed securities	—	4,199	4	4,203
Other asset-backed securities	—	2,015	75	2,090
Total fixed maturities, including securities pledged	1,190	42,574	2,407	46,171
Equity securities	200	—	171	371
Derivatives:
Interest rate contracts	6	172	48	226
Foreign exchange contracts	—	30	—	30
Equity contracts	—	13	1	14
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,719	67	—	1,786
Assets held in separate accounts	76,316	6,356	207	82,879
Total assets	$79,431	$49,212	$2,834	$131,477
Percentage of Level to total	61%	37%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives(2)	—	—	177	177
Other derivatives:
Interest rate contracts	—	366	48	414
Foreign exchange contracts	—	11	—	11
Equity contracts	—	7	—	7
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	143	—	143
Total liabilities	$—	$529	$225	$754
(1) Primarily U.S. dollar denominated.
(2)Includes GMWBL, GMWB,FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities related to businesses held for sale measured at fair value on a recurring basis as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$716	$386	$—	$1,102
U.S. Government agencies and authorities	—	176	—	176
State, municipalities and political subdivisions	—	453	—	453
U.S. corporate public securities	—	6,387	31	6,418
U.S. corporate private securities	—	677	377	1,054
Foreign corporate public securities and foreign governments(1)	—	1,554	2	1,556
Foreign corporate private securities(1)	—	525	98	623
Residential mortgage-backed securities	—	540	—	540
Commercial mortgage-backed securities	—	1,042	4	1,046
Other asset-backed securities	—	579	8	587
Total fixed maturities, including securities pledged	716	12,319	520	13,555
Equity securities	2	—	2	4
Derivatives:
Interest rate contracts	—	1	48	49
Foreign exchange contracts	—	2	—	2
Equity contracts	—	61	202	263
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	504	—	—	504
Assets held in separate accounts	1,473	—	—	1,473
Total assets	$2,695	$12,383	$772	$15,850
Percentage of Level to total	17%	78%	5%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives - IUL	—	—	215	215
Other derivatives:
Interest rate contracts	—	4	48	52
Foreign exchange contracts	—	1	—	1
Equity contracts	—	33	—	33
Credit contracts	—	—	—	—
Embedded derivative on reinsurance	—	95	—	95
Total liabilities	$—	$133	$263	$396
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

	Three Months Ended September 30, 2020
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$107	$—	$4	$4	$—	$—	$(2)	$42	$(37)	$118	$—	$4
U.S. corporate private securities	1,390	(1)	11	47	—	—	(20)	406	(106)	1,727	(1)	11
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	305	(1)	(15)	221	—	(15)	(1)	17	(63)	448	(2)	(15)
Residential mortgage-backed securities	38	(2)	—	2	—	—	—	2	(5)	35	(2)	—
Commercial mortgage-backed securities	—	—	—	4	—	—	—	—	—	4	—	—
Other asset-backed securities	99	—	—	11	—	—	(19)	1	(17)	75	—	—
Total fixed maturities, including securities pledged	1,939	(4)	—	289	—	(15)	(42)	468	(228)	2,407	(5)	—
Equity securities	161	7	—	3	—	—	—	—	—	171	7	—
Derivatives:
Guaranteed benefit derivatives(2)(5)	(210)	36	—	—	(4)	—	1	—	—	(177)	—	—
Other derivatives, net	—	—	—	1	—	—	—	—	—	1	1	—
Assets held in separate accounts(4)	174	4	—	43	—	(1)	—	—	(13)	207	—	—
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
(3) For financial instruments still held as of September 30 amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$74	$—	$5	$4	$—	$—	$(5)	$40	$—	$118	$—	$5
U.S. corporate private securities	1,457	1	42	124	—	(16)	(141)	455	(195)	1,727	—	42
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	328	(5)	(35)	234	—	(15)	(5)	8	(62)	448	(5)	(35)
Residential mortgage-backed securities	23	(4)	—	23	—	—	—	—	(7)	35	(4)	—
Commercial mortgage-backed securities	—	—	—	4	—	—	—	—	—	4	—	—
Other asset-backed securities	78	—	—	17	—	—	(21)	1	—	75	—	—
Total fixed maturities, including securities pledged	1,960	(8)	12	406	—	(31)	(172)	504	(264)	2,407	(9)	12
Equity securities	128	12	—	33	—	—	(2)	—	—	171	12	—
Derivatives:
Guaranteed benefit derivatives(2)(5)	(60)	(112)	—	—	(6)	—	1	—	—	(177)	—	—
Other derivatives, net	—	—	—	1	—	—	—	—	—	1	1	—
Assets held in separate accounts(4)	116	3	—	123	—	(2)	—	3	(36)	207	—	—

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
(3) For financial instruments still held as of September 30 amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
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

	Three Months Ended September 30, 2020
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$31	$—	$—	$1	$—	$—	$(1)	$—	$—	$31	$—	$—
U.S. corporate private securities	304	—	(3)	38	—	—	(4)	85	(43)	377	—	(3)
Foreign corporate public securities and foreign governments(1)	3	—	(1)	—	—	—	—	—	—	2	—	(1)
Foreign corporate private securities(1)	81	—	(7)	43	—	—	(1)	5	(23)	98	—	(7)
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	4	—	—	—	—	—	4	—	—
Other asset-backed securities	8	—	—	1	—	—	(1)	—	—	8	—	—
Total fixed maturities, including securities pledged	427	—	(11)	87	—	—	(7)	90	(66)	520	—	(11)
Equity securities	2	—	—	—	—	—	—	—	—	2	—	—
Derivatives:
Guaranteed benefit derivatives - IUL(2)	(177)	(43)	—	—	(17)	—	22	—	—	(215)	—	—
Other derivatives, net	167	34	—	15	—	—	(14)	—	—	202	35	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis.
(3) For financial instruments still held as of September 30 amounts are included in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$32	$—	$—	$1	$—	$—	$(2)	$—	$—	$31	$—	$—
U.S. corporate private securities	316	—	6	61	—	(13)	(18)	90	(65)	377	—	6
Foreign corporate public securities and foreign governments(1)	7	—	(5)	—	—	—	—	—	—	2	—	(4)
Foreign corporate private securities(1)	80	—	(7)	46	—	—	(1)	3	(23)	98	—	(7)
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	4	—	—	—	—	—	4	—	—
Other asset-backed securities	6	—	—	4	—	—	(2)	—	—	8	—	—
Total fixed maturities, including securities pledged	441	—	(6)	116	—	(13)	(23)	93	(88)	520	—	(5)
Equity securities	33	—	—	—	—	(30)	(1)	—	—	2	—	—
Derivatives:
Guaranteed benefit derivatives - IUL(2)	(217)	13	—	—	(51)	—	40	—	—	(215)	—	—
Other derivatives, net	202	(16)	—	43	—	—	(27)	—	—	202	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis.
(3) For financial instruments still held as of September 30 amounts are included in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

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

	Three Months Ended September 30, 2019
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$68	$—	$4	$5	$—	$—	$(2)	$—	$—	$75	$—
U.S. corporate private securities	1,294	1	32	132	—	—	(55)	6	—	1,410	1
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	292	—	3	7	—	—	—	—	—	302	—
Residential mortgage-backed securities	30	(3)	—	15	—	—	—	—	(7)	35	(3)
Commercial mortgage-backed securities	3	—	—	13	—	—	—	—	(3)	13	—
Other asset-backed securities	82	—	1	38	—	—	(1)	—	(9)	111	—
Total fixed maturities, including securities pledged	1,769	(2)	40	210	—	—	(58)	6	(19)	1,946	(2)
Equity securities, available-for-sale	156	2	—	—	—	—	—	—	—	158	2
Derivatives:
Guaranteed benefit derivatives (2)(5)	(57)	(43)	—	—	(3)	—	1	—	—	(102)	—
Other derivatives, net	149	(4)	—	10	—	—	(9)	—	—	146	(3)
Assets held in separate accounts(4)	102	1	—	12	—	(1)	—	—	(14)	100	—
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$34	$—	$5	$5	$—	$—	$(7)	$38	$—	$75	$—
U.S. corporate private securities	1,134	2	99	267	—	(14)	(74)	7	(11)	1,410	1
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	217	(25)	41	149	—	(80)	—	—	—	302	1
Residential mortgage-backed securities	28	(7)	—	16	—	—	—	—	(2)	35	(7)
Commercial mortgage-backed securities	14	—	—	13	—	—	—	—	(14)	13	—
Other asset-backed securities	127	—	1	40	—	—	(2)	—	(55)	111	—
Total fixed maturities, including securities pledged	1,554	(30)	146	490	—	(94)	(83)	45	(82)	1,946	(5)
Equity securities, available-for-sale	104	12	—	42	—	—	—	—	—	158	12
Derivatives:
Guaranteed benefit derivatives (2)(5)	(44)	(51)	—	—	(10)	—	3	—	—	(102)	—
Other derivatives, net	83	57	—	33	—	—	(27)	—	—	146	63
Assets held in separate accounts(4)	62	4	—	51	—	(1)	—	3	(19)	100	—
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

	Three Months Ended September 30, 2019
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$31	$—	$2	$—	$—	$—	$(1)	$—	$—	$32	$—
U.S. corporate private securities	288	—	9	28	—	—	(6)	—	—	319	—
Foreign corporate public securities and foreign governments(1)	8	—	(1)	—	—	—	—	—	—	7	—
Foreign corporate private securities(1)	78	—	2	—	—	—	—	—	—	80	—
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	14	—	—	7	—	—	—	—	(8)	13	—
Total fixed maturities including securities pledged	419	—	12	35	—	—	(7)	—	(8)	451	—
Equity securities	36	1	—	—	—	—	—	—	—	37	1
Derivatives:
Guaranteed benefit derivatives - IUL(2)	(160)	76	—	—	28	—	(26)	—	—	(82)	—
Other derivatives, net	148	(5)	—	11	—	—	(8)	—	—	146	(2)
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis.
(3) For financial instruments still held as of September 30 amounts are included in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$10	$—	$3	$—	$—	$—	$(1)	$22	$(2)	$32	$—
U.S. corporate private securities	259	—	26	47	—	—	(13)	—	—	319	—
Foreign corporate public securities and foreign governments(1)	11	—	(4)	—	—	—	—	—	—	7	—
Foreign corporate private securities(1)	34	(4)	11	52	—	(13)	—	—	—	80	—
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	11	—	—	7	—	—	—	—	(5)	13	—
Total fixed maturities including securities pledged	325	(4)	36	106	—	(13)	(14)	22	(7)	451	—
Equity securities	25	5	—	7	—	—	—	—	—	37	5
Derivatives:
Guaranteed benefit derivatives - IUL(2)	(82)	—	—	—	—	—	—	—	—	(82)	—
Other derivatives, net	83	56	—	33	—	—	(26)	—	—	146	63
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis.
(3) For financial instruments still held as of September 30 amounts are included in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2020 and 2019, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.
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

The following table presents the unobservable inputs for IUL for businesses held for sale as of the dates indicated:

	September 30, 2020			December 31, 2019
Unobservable Input	Range(1)		Weighted Average(3)	Range(1)
Interest rate implied volatility	—		—	—
Nonperformance risk	0.14% to 0.60%		0.28%	0.22% to 0.42%
Actuarial Assumptions:
Lapses	2% to 10%		6%	2% to 10%
Mortality	—	(2)	—	—	(2)
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

The carrying values and estimated fair values of the Company's financial instruments from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, as of the dates indicated:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$46,171	$46,171	$43,778	$43,778
Equity securities	371	371	196	196
Mortgage loans on real estate	6,817	7,266	6,878	7,262
Policy loans	735	735	776	776
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,786	1,786	2,644	2,644
Derivatives	270	270	316	316
Other investments	285	360	320	456
Assets held in separate accounts	82,879	82,879	81,670	81,670
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(2)	$35,331	$45,223	$33,916	$41,035
Funding agreements with fixed maturities	795	795	877	877
Supplementary contracts, immediate annuities and other	914	876	821	872
Derivatives:
Guaranteed benefit derivatives(2)	177	177	60	60
Other derivatives	434	434	403	403
Short-term debt	1	1	1	1
Long-term debt	3,043	3,491	3,042	3,418
Embedded derivative on reinsurance	143	143	100	100
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(2) Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments related to businesses held for sale as of the dates indicated:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$13,555	$13,555	$12,470	$12,470
Equity securities	4	4	35	35
Mortgage loans on real estate	1,264	1,378	1,319	1,405
Policy loans	996	996	1,005	1,005
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	504	504	533	533
Derivatives	314	314	305	305
Other investments	46	46	42	42
Assets held in separate accounts	1,473	1,473	1,485	1,485
Liabilities:
Investment contract liabilities:
Funding agreements with fixed maturities	$1,010	$1,008	$927	$923
Supplementary contracts, immediate annuities and other	106	99	97	104
Notes Payable	219	257	252	320
Derivatives:
Guaranteed benefit derivatives - IUL	215	215	217	217
Embedded derivative on reinsurance	95	95	75	75

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2020
	DAC	VOBA		Total
Balance as of January 1, 2020	$1,762	$464		$2,226
Impact of ASU 2016-13	3	—		3
Deferrals of commissions and expenses	77	4		81
Amortization:
Amortization, excluding unlocking	(205)	(82)		(287)
Unlocking(1)	(41)	(136)		(177)
Interest accrued	91	37	(2)	128
Net amortization included in Condensed Consolidated Statements of Operations	(155)	(181)		(336)
Change due to unrealized capital gains/losses on available-for-sale securities	(157)	(148)		(305)
Balance as of September 30, 2020	$1,530	$139		$1,669

	2019
	DAC	VOBA		Total
Balance as of January 1, 2019	$2,155	$818		$2,973
Deferrals of commissions and expenses	75	6		81
Amortization:
Amortization, excluding unlocking	(238)	(106)		(344)
Unlocking(1)	20	53		73
Interest accrued	93	42	(2)	135
Net amortization included in Condensed Consolidated Statements of Operations	(125)	(11)		(136)
Change due to unrealized capital gains/losses on available-for-sale securities	(351)	(369)		(720)
Balance as of September 30, 2019	$1,754	$444		$2,198
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. There was no loss recognition related to DAC/VOBA during the nine months ended September 30, 2020 and 2019.
(2) Interest accrued at the following rates for VOBA: 3.5% to 7.2% during 2020 and 3.5% and 7.4% during 2019.
7.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan"), the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan") and the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (the "2019 Omnibus Plan") (together, the "Omnibus Plans"). As of September 30, 2020, common stock reserved and available for issuance under the 2013 Omnibus Plan, the 2014 Omnibus Plan and the 2019 Omnibus Plan was 347,663, 3,179,470 and 10,618,641 shares, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted Stock Unit (RSU) awards	$9	$10	$36	$37
Performance Stock Unit (PSU) awards	7	9	32	34
Stock options	1	2	4	6
Total share-based compensation expense	17	21	72	77
Income tax benefit	3	4	26	24
After-tax share-based compensation expense	$14	$17	$46	$53

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the Director Plan for the period indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2020	1.9		$48.55	2.2	$48.85
Adjustment for PSU performance factor	—		—	0.4	42.27
Granted	0.7		62.75	0.7	61.86
Vested	(1.0)		47.34	(1.2)	42.41
Forfeited	—	*	53.81	(0.1)	53.82
Outstanding as of September 30, 2020	1.6		$55.69	2.0	$55.47
* Less than 0.1

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards		Weighted Average Exercise Price
Outstanding as of January 1, 2020	2.9		$41.93
Granted	—		—
Exercised	(0.1)		37.60
Forfeited	—	*	50.30
Outstanding as of September 30, 2020	2.8		$42.08
Vested, exercisable, as of September 30, 2020	2.1		$40.41
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
(Dollar amounts in millions, unless otherwise stated)

8.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2019	272.4	121.4	151.0
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	21.1	(21.1)
Share-based compensation	3.2	0.9	2.3
Treasury Stock retirement	(135.0)	(135.0)	—
Balance, December 31, 2019	140.7	8.4	132.3
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	8.1	(8.1)
Share-based compensation	2.3	0.4	1.9
Balance, September 30, 2020	143.1	16.9	126.2

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividends declared per share of Common Stock	$0.15	$0.15	$0.45	$0.17

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
The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions during the nine months ended September 30, 2020:

Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
December 19, 2019	$200	2,591,093	February 26, 2020	727,368	3,318,461

During the nine months ended September 30, 2020, the Company repurchased 7,390,099 shares of the Company's common stock in open market repurchases for an aggregate purchase price of $366.

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

On September 28, 2020, the Company paid a quarterly dividend of $0.15 per share on its common stock. As a consequence, the exercise price of the warrants to purchase shares of common stock was adjusted to $48.09 per share of common stock and the number of shares of common stock for which each warrant is exercisable has been adjusted to 1.002732027. As of September 30, 2020, no warrants have been exercised.

Preferred Stock

As of September 30, 2020 and December 31, 2019, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	September 30, 2020		December 31, 2019
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended September 30,	Per Share	Aggregate	Per Share	Aggregate
2020	$30.625	$10	$13.375	$4
2019	30.625	10	12.9292	4
Nine Months Ended September 30,
2020	$61.250	$20	$40.125	$12
2019	61.7604	20	12.9292	4

As of September 30, 2020, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2020	2019	2020	2019
Earnings
Net income (loss) available to common shareholders:
Income (loss) from continuing operations	$(73)	$144	$(76)	$447
Less: Preferred stock dividends	14	14	32	24
Less: Net income (loss) attributable to noncontrolling interest	106	19	33	44
Income (loss) from continuing operations available to common shareholders	(193)	111	(141)	380
Income (loss) from discontinued operations, net of tax	(140)	(4)	(361)	18
Net income (loss) available to common shareholders	$(333)	$107	$(502)	$397

Weighted average common shares outstanding
Basic	126.3	138.4	127.8	143.1
Dilutive Effects:
Warrants(1)(2)	—	2.3	—	1.6
RSU awards(1)(2)	—	1.3	—	1.3
PSU awards(1)(2)	—	1.7	—	1.9
Stock Options(1)(2)	—	0.6	—	0.6
Diluted	126.3	144.3	127.8	148.5

Basic(3)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$(1.53)	$0.80	$(1.11)	$2.65
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(1.11)	$(0.03)	$(2.82)	$0.12
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(2.64)	$0.77	$(3.93)	$2.77
Diluted(3)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$(1.53)	$0.77	$(1.11)	$2.55
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(1.11)	$(0.03)	$(2.82)	$0.12
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(2.64)	$0.74	$(3.93)	$2.67
(1) For the three months ended September 30, 2020, weighted average shares used for calculating basic and diluted earnings per share are the same, as the inclusion of 0.6 shares, 0.9 shares, 1.3 shares, and 0.4 shares for warrants, RSU awards, PSU awards, and stock options, respectively, would be antidilutive to the earnings per share calculation due to the net loss from continuing operations available to common shareholders in the period.
(2) For the nine months ended September 30, 2020, weighted average shares used for calculating basic and diluted earnings per share are the same, as the inclusion of 1.2 shares, 0.9 shares, 1.3 shares, and 0.4 shares for warrants, RSU awards, PSU awards, and stock options, respectively, would be antidilutive to the earnings per share calculation due to the net loss from continuing operations available to common shareholders in the period.
(3) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	September 30,
	2020	2019
Fixed maturities, net of impairment	$7,704	$5,827
Derivatives(1)	144	195
DAC/VOBA adjustment on available-for-sale securities	(1,837)	(1,593)
Premium deficiency reserve	(438)	(257)
Sales inducements and other intangibles adjustment on available-for-sale securities	(353)	(204)
Unrealized capital gains (losses), before tax	5,220	3,968
Deferred income tax asset (liability)	(742)	(479)
Net unrealized capital gains (losses)	4,478	3,489
Pension and other postretirement benefits liability, net of tax	5	8
AOCI	$4,483	$3,497
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2020, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $22.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$783		$(164)	$619
Other	(1)		—	(1)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	7		(1)	6
DAC/VOBA	78		(17)	61
Premium deficiency reserve	(114)		24	(90)
Sales inducements and other intangibles	(140)		29	(111)
Change in unrealized gains/losses on available-for-sale securities	613		(129)	484

Derivatives:
Derivatives	(45)	(1)	10	(35)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains/losses on derivatives	(51)		11	(40)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Accumulated other comprehensive income (loss)	$562		$(118)	$444
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,114		$(444)	$1,670
Other	(1)		—	(1)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	44		(9)	35
DAC/VOBA	(339)	(1)	71	(268)
Premium deficiency reserve	(189)		40	(149)
Sales inducements and other intangibles	(168)		35	(133)
Change in unrealized gains/losses on available-for-sale securities	1,461		(307)	1,154

Derivatives:
Derivatives	17	(2)	(3)	14
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(18)		4	(14)
Change in unrealized gains/losses on derivatives	(1)		1	—

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(2)		—	(2)
Change in pension and other postretirement benefits liability	(2)		—	(2)
Change in Accumulated other comprehensive income (loss)	$1,458		$(306)	$1,152
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

(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$4,753		$(997)	$3,756
Impairments	2		—	2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(2)		—	(2)
DAC/VOBA	(1,212)	(1)	255	(957)
Premium deficiency reserve	(200)		42	(158)
Sales inducements and other intangibles	(140)		29	(111)
Change in unrealized gains/losses on available-for-sale securities	3,201		(671)	2,530

Derivatives:
Derivatives	43	(2)	(9)	34
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(19)		4	(15)
Change in unrealized gains/losses on derivatives	24		(5)	19

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3)		1	(2)
Change in pension and other postretirement benefits liability	(3)		1	(2)
Change in Accumulated other comprehensive income (loss)	$3,222		$(675)	$2,547
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

The Company's effective tax rate for the three and nine months ended September 30, 2020 was 49.7% and 49.0%. The effective tax rate differed from the statutory rate of 21% primarily due the effect of the dividends received deduction ("DRD"), tax credits and noncontrolling interest.

The Company's effective tax rate for the three and nine months ended September 30, 2019 was 3.4% and 9.5%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD, tax credits, and noncontrolling interest.

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

12.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt securities issued and outstanding as of September 30, 2020 and December 31, 2019:

	Maturity	September 30, 2020	December 31, 2019
3.125% Senior Notes, due 2024	07/15/2024	397	397
3.65% Senior Notes, due 2026	06/15/2026	497	496
5.7% Senior Notes, due 2043	07/15/2043	395	395
4.8% Senior Notes, due 2046	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	01/23/2048	345	345
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	739	739
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	139	139
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	139	138
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	13	14
1.00% Windsor Property Loan	06/14/2027	4	4
Subtotal		3,044	3,043
Less: Current portion of long-term debt		1	1
Total		$3,043	$3,042
(1) Guaranteed by ING Group.

As of September 30, 2020, the Company was in compliance with its debt covenants.

Aetna Notes

As of September 30, 2020, the outstanding principal amount of the Aetna Notes was $358, which is guaranteed by ING Group. As of September 30, 2020, the Company provided $373 of collateral benefiting ING Group, comprised of a deposit of $210 to a control account with a third-party collateral agent and $163 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility Agreement

As of September 30, 2020, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 of committed capacity for issuing letters of credit and the full $500 may be utilized for direct borrowings. As of September 30, 2020, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $6.15 billion, which may increase upon any future equity issuances by the Company.

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

As of September 30, 2020, the Company had off-balance sheet commitments to acquire mortgage loans of $108 and purchase limited partnerships and private placement investments of $1,041, of which $251 related to consolidated investment entities.

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

	September 30, 2020	December 31, 2019
Fixed maturity collateral pledged to FHLB (1)	$1,182	$1,211
FHLB restricted stock(2)	54	55
Other fixed maturities-state deposits	53	48
Cash and cash equivalents	14	12
Securities pledged(3)	827	1,408
Total restricted assets	$2,130	$2,734
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $546 and $1,159 as of September 30, 2020 and December 31, 2019, respectively. In addition, as of September 30, 2020 and December 31, 2019, the Company delivered securities as collateral of $194 and $183 and repurchase agreements of $87 and $66, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2020 and December 31, 2019, the Company had $795 and $877, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, assets with a market value of approximately $1,182 and $1,211, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets. Additionally, SLD is currently a member of FHLB of Topeka. The related non-puttable funding agreements and the assets pledged are reflected in Liabilities and Assets held for sale on Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $50.

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

Litigation includes Henkel of America v. ReliaStar Life Insurance Company, et al. (USDC District of Connecticut, No. 1:18-cv-00965) (filed June 8, 2018). Plaintiff alleges that ReliaStar breached the terms of a stop loss policy it issued to Plaintiff by refusing to reimburse Plaintiff for more than $47 in claims incurred by participants in prior years and submitted for coverage under the stop loss policy. Plaintiff alleges a breach of contract claim or, in the alternative, that the stop loss policy be declared to cover the submitted claims, and also asserts that ReliaStar engaged in unfair trade practices and unfair insurance practices in violation of state statutes, and did so willfully and intentionally to warrant an award of punitive damages under state law. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

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

As of September 30, 2020, approximately $81 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $254 and $279 on a continuing basis as of September 30, 2020 and December 31, 2019, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 4 and 3 CLOs as of September 30, 2020 and December 31, 2019, respectively.

Limited Partnerships

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 12 funds, which were structured as partnerships, as of September 30, 2020 and December 31, 2019.

Registered Investment Companies

The Company deconsolidated one sponsored investment fund accounted for as a VOE as of September 30, 2020, because it is no longer the majority investor in the fund, and as such, does not have a controlling financial interest in the fund. The Company consolidated one sponsored investment fund accounted for as a VOE as of December 31, 2019, because it is the majority investor in the fund, and as such, had a controlling financial interest in the fund.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	September 30, 2020	December 31, 2019
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$84	$68
Corporate loans, at fair value using the fair value option	921	513
Limited partnerships/corporations, at fair value	1,600	1,470
Other assets	8	12
Total VIE assets	2,613	2,063
VOEs
Limited partnerships/corporations, at fair value	—	162
Other assets	—	1
Total VOE assets	—	163
Total assets of consolidated investment entities	$2,613	$2,226

Liabilities of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$538	$474
Other liabilities	834	650
Total VIE liabilities	1,372	1,124
VOEs
Other liabilities	—	2
Total VOE liabilities	—	2
Total liabilities of consolidated investment entities	$1,372	$1,126

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2020 and 2029, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.0%. As of September 30, 2020 and December 31, 2019, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $43 and $18, respectively. Less than 1.0% of the collateral assets were in default as of September 30, 2020 and December 31, 2019.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.7% for the more senior tranches to 7.6% for the more subordinated tranches. CLO notes mature in 2026 and 2031, and have a weighted average maturity of 8.4 years as of September 30, 2020. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of September 30, 2020 and December 31, 2019, certain private equity funds maintained term loans and revolving lines of credit of $667 and $669, respectively. The term loans renew every three years and the revolving lines of credit renew annually; all loans bear interest at LIBOR/EURIBOR plus 150 - 200 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of September 30, 2020 and December 31, 2019, outstanding borrowings amount to $459 and $602, respectively.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of September 30, 2020:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$84	$—	$—	$—	$84
Corporate loans, at fair value using the fair value option	—	921	—	—	921
Limited partnerships/corporations, at fair value	—	—	—	1,600	1,600
VOEs
Limited partnerships/corporations, at fair value	—	—	—	—	—
Total assets, at fair value	$84	$921	$—	$1,600	$2,605
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$538	$—	$—	$538
Total liabilities, at fair value	$—	$538	$—	$—	$538

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2019:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$68	$—	$—	$—	$68
Corporate loans, at fair value using the fair value option	—	513	—	—	513
Limited partnerships/corporations, at fair value	—	—	—	1,470	1,470
VOEs
Limited partnerships/corporations, at fair value	—	—	—	162	162
Total assets, at fair value	$68	$513	$—	$1,632	$2,213
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$474	$—	$—	$474
Total liabilities, at fair value	$—	$474	$—	$—	$474

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and nine months ended September 30, 2020 and 2019, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Deconsolidation of Certain Investment Entities

In the second quarter of 2020, the Company determined its interest in the Pomona Investment Fund was less than a majority of the fund's NAV and therefore did not represent a controlling financial interest. As a result of this determination, the Company deconsolidated one investment entity during the nine months ended September 30, 2020. The Company had no deconsolidations during the three months ended September 30, 2020. There were no deconsolidations during the three and nine months ended September 30, 2019.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of September 30, 2020 and December 31, 2019, the Company held $389 and $377 ownership interests, respectively, in unconsolidated CLOs on a continuing basis.

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

Variable Interests on the Condensed Consolidated Balance Sheet
	September 30, 2020		December 31, 2019
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available-for-sale and fair value option	$389	$389	$377	$377
Limited partnership/corporations	1,383	1,383	1,290	1,290

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

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Amounts Incurred to Date(1)
	2020	2019	2020	2019
Severance benefits	$(3)	$(9)	$(11)	$42	$47
Organizational transition costs	30	35	94	122	296
Total restructuring expenses	$27	$26	$83	$164	$343
Continuing operations	$10	$26	$46	$164	$296
Discontinued operations	$17	$—	$37	$—	$47
(1) Includes expenses incurred during 2018.

Total restructuring expenses reflected in the table above include expenses related to the Individual Life transaction of $17 and $43 for the three and nine months ended September 30, 2020, respectively, a substantial portion of which is included in Income(loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations. The aggregate amount of Organizational Restructuring expenses incurred in 2019 and expected to be incurred through the end of 2020, excluding restructuring efforts resulting from the Individual Life transaction, is in the range of $250 to $300. These costs

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs.

The following table presents the accrued liability associated with Organizational Restructuring expenses as of September 30, 2020:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2020	$30	$25	$55
Provision	(11)	94	83
Payments	(10)	(79)	(89)
Accrued liability as of September 30, 2020	$9	$40	$49

Pursuant to the Individual Life Transaction, the Company will divest or dissolve four regulated insurance entities, including its life companies domiciled in Colorado and Indiana, and captive entities domiciled in Arizona. The Company will also divest Voya America Equities LLC, a regulated broker-dealer, and transfer or cease usage of a substantial number of administrative systems. The Company will undertake further restructuring efforts to reduce stranded expenses associated with its Individual Life business as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly related to the disposition beyond 2020, in addition to the $17 and $43 incurred for the three and nine months ended September 30, 2020, respectively. These collective costs, which include severance, transition and other costs, cannot currently be estimated but could be material.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) from continuing operations before income taxes	$(145)	$149	$(149)	$494
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	29	14	63	73
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	16	(12)	(36)	(22)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(342)	31	(387)	80
Income (loss) attributable to noncontrolling interest	106	19	33	44
Income (loss) related to early extinguishment of debt	—	(12)	—	(12)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	—	—	66
Dividend payments made to preferred shareholders	14	14	32	24
Other adjustments	(8)	(27)	(45)	(172)
Total adjustments to income (loss) from continuing operations	$(185)	$27	$(340)	$81

Adjusted operating earnings before income taxes by segment:
Retirement	$25	$117	$185	$426
Investment Management	47	46	106	121
Employee Benefits	56	57	154	144
Corporate	(88)	(98)	(254)	(278)
Total	$40	$122	$190	$413

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

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$2,071	$1,875	$5,419	$5,666

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	27	16	60	71
Gains (losses) on change in fair value of derivatives related to guaranteed benefits	16	(12)	(36)	(21)
Revenues related to businesses exited or to be exited through reinsurance or divestment	399	401	1,075	1,216
Revenues attributable to noncontrolling interest	116	34	59	88
Other adjustments	80	71	205	223
Total adjustments to revenues	638	510	$1,363	$1,577

Adjusted operating revenues by segment:
Retirement	718	675	$1,954	$2,011
Investment Management	173	167	467	478
Employee Benefits	541	503	1,615	1,526
Corporate	2	20	20	74
Total	$1,434	$1,365	$4,056	$4,089

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Management intersegment revenues	$28	$25	$81	$76

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	September 30, 2020	December 31, 2019
Retirement	$121,763	$118,024
Investment Management	744	745
Employee Benefits	2,922	3,117
Corporate	23,498	25,206
Total assets, before consolidation(1)	148,927	147,092
Consolidation of investment entities	2,359	1,890
Total assets, excluding assets held for sale	151,286	148,982
Assets held for sale	20,180	20,069
Total assets	$171,466	$169,051
(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

17.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of September 30, 2020 and December 31, 2019, their results of operation and comprehensive income for the three and nine months ended September 30, 2020 and 2019, and statements of cash flows for the nine months ended September 30, 2020 and 2019.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
September 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$5	$—	$42,339	$(14)	$42,330
Fixed maturities, at fair value using the fair value option	—	—	3,014	—	3,014
Equity securities, at fair value	—	—	371	—	371
Short-term investments	—	—	70	—	70
Mortgage loans on real estate, net of valuation allowance	—	—	6,817	—	6,817
Less: Allowance for credit losses	—	—	55	—	55
Mortgage loans on real estate, net	—	—	6,762	—	6,762
Policy loans	—	—	735	—	735
Limited partnerships/corporations	6	—	1,377	—	1,383
Derivatives	52	—	218	—	270
Investments in subsidiaries	11,501	8,747	—	(20,248)	—
Other investments	—	—	319	—	319
Securities pledged	—	—	827	—	827
Total investments	11,564	8,747	56,032	(20,262)	56,081
Cash and cash equivalents	223	1	828	—	1,052
Short-term investments under securities loan agreements, including collateral delivered	11	—	653	—	664
Accrued investment income	—	—	545	—	545
Premium receivable and reinsurance recoverable	—	—	3,676	—	3,676
Less: Allowance for credit losses on reinsurance recoverable	—	—	19	—	19
Premium receivable and reinsurance recoverable, net	—	—	3,657	—	3,657
Deferred policy acquisition costs and Value of business acquired	—	—	1,669	—	1,669
Deferred income taxes	839	37	438	—	1,314
Loans to subsidiaries and affiliates	219	—	430	(649)	—
Due from subsidiaries and affiliates	5	—	2	(7)	—
Other assets	5	—	807	—	812
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,600	—	1,600
Cash and cash equivalents	—	—	84	—	84
Corporate loans, at fair value using the fair value option	—	—	921	—	921
Other assets	—	—	8	—	8
Assets held in separate accounts	—	—	82,879	—	82,879
Assets held for sale	—	—	20,180	—	20,180
Total assets	$12,866	$8,785	$170,733	$(20,918)	$171,466

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
September 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$10,295	$—	$10,295
Contract owner account balances	—	—	42,187	—	42,187
Payables under securities loan and repurchase agreements, including collateral held	4	—	571	—	575
Short-term debt	431	40	179	(649)	1
Long-term debt	2,670	371	17	(15)	3,043
Derivatives	48	—	386	—	434
Pension and other postretirement provisions	—	—	375	—	375
Current income taxes	1	(27)	35	—	9
Due to subsidiaries and affiliates	—	—	5	(5)	—
Other liabilities	55	5	1,361	(2)	1,419
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	538	—	538
Other liabilities	—	—	834	—	834
Liabilities related to separate accounts	—	—	82,879	—	82,879
Liabilities held for sale	—	—	18,232	—	18,232
Total liabilities	3,209	389	157,894	(671)	160,821
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	9,657	8,396	11,851	(20,247)	9,657
Noncontrolling interest	—	—	988	—	988
Total shareholders' equity	9,657	8,396	12,839	(20,247)	10,645
Total liabilities and shareholders' equity	$12,866	$8,785	$170,733	$(20,918)	$171,466

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$2	$—	$800	$(2)	$800
Fee income	—	—	507	—	507
Premiums	—	—	604	—	604
Net realized capital gains (losses):
Total impairments	—	—	(10)	—	(10)
Other net realized capital gains (losses)	8	—	(68)	—	(60)
Total net realized capital gains (losses)	8	—	(78)	—	(70)
Other revenue	—	—	90	—	90
Income (loss) related to consolidated investment entities:
Net investment income	—	—	140	—	140
Total revenues	10	—	2,063	(2)	2,071
Benefits and expenses:
Policyholder benefits	—	—	1,020	—	1,020
Interest credited to contract owner account balances	—	—	279	—	279
Operating expenses	3	—	627	—	630
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	241	—	241
Interest expense	33	7	2	(2)	40
Operating expenses related to consolidated investment entities:
Interest expense	—	—	5	—	5
Other expense	—	—	1	—	1
Total benefits and expenses	36	7	2,175	(2)	2,216
Income (loss) from continuing operations before income taxes	(26)	(7)	(112)	—	(145)
Income tax expense (benefit)	(5)	(5)	(62)	—	(72)
Income (loss) from continuing operations	(21)	(2)	(50)	—	(73)
Income (loss) from discontinued operations, net of tax	—	—	(140)	—	(140)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(21)	(2)	(190)	—	(213)
Equity in earnings (losses) of subsidiaries, net of tax	(298)	(205)	—	503	—
Net income (loss)	(319)	(207)	(190)	503	(213)
Less: Net income (loss) attributable to noncontrolling interest	—	—	106	—	106
Net income (loss) available to Voya Financial, Inc.	(319)	(207)	(296)	503	(319)
Less: Preferred stock dividends	14	—	—	—	14
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(333)	$(207)	$(296)	$503	$(333)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$7	$—	$2,085	$(8)	$2,084
Fee income	—	—	1,470	—	1,470
Premiums	—	—	1,819	—	1,819
Net realized capital gains (losses):
Total impairments	—	—	(80)	—	(80)
Other net realized capital gains (losses)	3	—	(227)	—	(224)
Total net realized capital gains (losses)	3	—	(307)	—	(304)
Other revenue	—	—	263	—	263
Income (loss) related to consolidated investment entities:
Net investment income	—	—	87	—	87
Total revenues	10	—	5,417	(8)	5,419
Benefits and expenses:
Policyholder benefits	—	—	2,327	—	2,327
Interest credited to contract owner account balances	—	—	851	—	851
Operating expenses	5	—	1,908	—	1,913
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	336	—	336
Interest expense	101	22	5	(8)	120
Operating expenses related to consolidated investment entities:
Interest expense	—	—	18	—	18
Other expense	—	—	3	—	3
Total benefits and expenses	106	22	5,448	(8)	5,568
Income (loss) from continuing operations before income taxes	(96)	(22)	(31)	—	(149)
Income tax expense (benefit)	(20)	(10)	(43)	—	(73)
Income (loss) from continuing operations	(76)	(12)	12	—	(76)
Income (loss) from discontinued operations, net of tax	—	—	(361)	—	(361)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(76)	(12)	(349)	—	(437)
Equity in earnings (losses) of subsidiaries, net of tax	(394)	(96)	—	490	—
Net income (loss)	(470)	(108)	(349)	490	(437)
Less: Net income (loss) attributable to noncontrolling interest	—	—	33	—	33
Net income (loss) available to Voya Financial, Inc.	(470)	(108)	(382)	490	(470)
Less: Preferred stock dividends	32	—	—	—	32
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(502)	$(108)	$(382)	$490	$(502)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$4	$—	$685	$(2)	$687
Fee income	—	—	494	—	494
Premiums	—	—	565	—	565
Net realized capital gains (losses):
Total impairments	—	—	(3)	—	(3)
Other net realized capital gains (losses)	—	—	(17)	—	(17)
Total net realized capital gains (losses)	—	—	(20)	—	(20)
Other revenue	—	—	106	—	106
Income (loss) related to consolidated investment entities:
Net investment income	—	—	43	—	43
Total revenues	4	—	1,873	(2)	1,875
Benefits and expenses:
Policyholder benefits	—	—	705	—	705
Interest credited to contract owner account balances	—	—	298	—	298
Operating expenses	4	—	623	—	627
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	36	—	36
Interest expense	44	9	—	(2)	51
Operating expenses related to consolidated investment entities:
Interest expense	—	—	8	—	8
Other expense	—	—	1	—	1
Total benefits and expenses	48	9	1,671	(2)	1,726
Income (loss) from continuing operations before income taxes	(44)	(9)	202	—	149
Income tax expense (benefit)	(13)	(6)	24	—	5
Income (loss) from continuing operations	(31)	(3)	178	—	144
Income (loss) from discontinued operations, net of tax	—	—	(4)	—	(4)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(31)	(3)	174	—	140
Equity in earnings (losses) of subsidiaries, net of tax	151	119	—	(270)	—
Net income (loss)	120	116	174	(270)	140
Less: Net income (loss) attributable to noncontrolling interest	—	—	19	—	19
Net income (loss) available to Voya Financial, Inc.	120	116	155	(270)	121
Less: Preferred stock dividends	14	—	—	—	14
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$106	$116	$155	$(270)	$107

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$27	$—	$2,039	$(9)	$2,057
Fee income	—	—	1,459	—	1,459
Premiums	—	—	1,717	—	1,717
Net realized capital gains (losses):
Total impairments	—	—	(32)	—	(32)
Other net realized capital gains (losses)	—	—	25	—	25
Total net realized capital gains (losses)	—	—	(7)	—	(7)
Other revenue	—	—	325	—	325
Income (loss) related to consolidated investment entities:
Net investment income	—	—	115	—	115
Total revenues	27	—	5,648	(9)	5,666
Benefits and expenses:
Policyholder benefits	—	—	2,009	—	2,009
Interest credited to contract owner account balances	—	—	879	—	879
Operating expenses	10	—	1,969	—	1,979
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	136	—	136
Interest expense	116	23	5	(9)	135
Operating expenses related to consolidated investment entities:
Interest expense	—	—	29	—	29
Other expense	—	—	5	—	5
Total benefits and expenses	126	23	5,032	(9)	5,172
Income (loss) from continuing operations before income taxes	(99)	(23)	616	—	494
Income tax expense (benefit)	(24)	(8)	79	—	47
Income (loss) from continuing operations	(75)	(15)	537	—	447
Income (loss) from discontinued operations, net of tax	—	(82)	100	—	18
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(75)	(97)	637	—	465
Equity in earnings (losses) of subsidiaries, net of tax	495	340	—	(835)	—
Net income (loss)	420	243	637	(835)	465
Less: Net income (loss) attributable to noncontrolling interest	—	—	44	—	44
Net income (loss) available to Voya Financial, Inc.	420	243	593	(835)	421
Less: Preferred stock dividends	24	—	—	—	24
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$396	$243	$593	$(835)	$397

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(319)	$(207)	$(190)	$503	$(213)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	562	345	563	(908)	562
Impairments	—	(1)	—	1	—
Pension and other postretirement benefits liability	—	—	—	—	—
Other comprehensive income (loss), before tax	562	344	563	(907)	562
Income tax expense (benefit) related to items of other comprehensive income (loss)	118	72	118	(190)	118
Other comprehensive income (loss), after tax	444	272	445	(717)	444
Comprehensive income (loss)	125	65	255	(214)	231
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	106	—	106
Comprehensive income (loss) attributable to Voya Financial, Inc.	$125	$65	$149	$(214)	$125

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(470)	$(108)	$(349)	$490	$(437)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,460	979	1,460	(2,439)	1,460
Impairments	—	(1)	—	1	—
Pension and other postretirement benefits liability	(2)	(1)	(2)	3	(2)
Other comprehensive income (loss), before tax	1,458	977	1,458	(2,435)	1,458
Income tax expense (benefit) related to items of other comprehensive income (loss)	306	205	306	(511)	306
Other comprehensive income (loss), after tax	1,152	772	1,152	(1,924)	1,152
Comprehensive income (loss)	682	664	803	(1,434)	715
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	33	—	33
Comprehensive income (loss) attributable to Voya Financial, Inc.	$682	$664	$770	$(1,434)	$682

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$120	$116	$174	$(270)	$140
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	798	526	797	(1,323)	798
Impairments	—	—	—	—	—
Pension and other postretirement benefits liability	(1)	—	(1)	1	(1)
Other comprehensive income (loss), before tax	797	526	796	(1,322)	797
Income tax expense (benefit) related to items of other comprehensive income (loss)	167	111	167	(278)	167
Other comprehensive income (loss), after tax	630	415	629	(1,044)	630
Comprehensive income (loss)	750	531	803	(1,314)	770
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	19	—	19
Comprehensive income (loss) attributable to Voya Financial, Inc.	$750	$531	$784	$(1,314)	$751

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$420	$243	$637	$(835)	$465
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	3,223	2,436	3,223	(5,659)	3,223
Impairments	2	2	2	(4)	2
Pension and other postretirement benefits liability	(3)	(1)	(3)	4	(3)
Other comprehensive income (loss), before tax	3,222	2,437	3,222	(5,659)	3,222
Income tax expense (benefit) related to items of other comprehensive income (loss)	675	510	675	(1,185)	675
Other comprehensive income (loss), after tax	2,547	1,927	2,547	(4,474)	2,547
Comprehensive income (loss)	2,967	2,170	3,184	(5,309)	3,012
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	44	—	44
Comprehensive income (loss) attributable to Voya Financial, Inc.	$2,967	$2,170	$3,141	$(5,309)	$2,968

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(117)	$298	$932	$(325)	$788
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	3,948	—	3,948
Equity securities	—	—	22	—	22
Mortgage loans on real estate	—	—	414	—	414
Limited partnerships/corporations	—	—	229	—	229
Acquisition of:
Fixed maturities	—	—	(4,952)	—	(4,952)
Equity securities	—	—	(154)	—	(154)
Mortgage loans on real estate	—	—	(355)	—	(355)
Limited partnerships/corporations	—	—	(275)	—	(275)
Short-term investments, net	—	—	(2)	—	(2)
Derivatives, net	(2)	—	100	—	98
Sales from consolidated investments entities	—	—	300	—	300
Purchases within consolidated investment entities	—	—	(689)	—	(689)
Maturity (issuance) of short-term intercompany loans, net	(56)	—	(362)	418	—
Return of capital contributions and dividends from subsidiaries	294	48	—	(342)	—
Capital contributions to subsidiaries	(7)	(5)	—	12	—
Collateral received (delivered), net	4	—	(71)	—	(67)
Other, net	—	—	22	—	22
Net cash used in investing activities - discontinued operations	—	—	(364)	—	(364)
Net cash (used in) provided by investing activities	233	43	(2,189)	88	(1,825)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flow
(Continued)
For the Nine Months Ended September 30, 2020

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	4,561	—	4,561
Maturities and withdrawals from investment contracts	—	—	(3,953)	—	(3,953)
Settlements on deposit contracts	—		(5)	—	(5)
Net proceeds from (repayments of) short-term intercompany loans	362	(46)	102	(418)	—
Return of capital contributions and dividends to parent	—	(294)	(373)	667	—
Contributions of capital from parent	—		12	(12)	—
Borrowings of consolidated investment entities	—	—	365	—	365
Repayments of borrowings of consolidated investment entities	—	—	(613)	—	(613)
Contributions from (distributions to) participants in consolidated investment entities	—	—	846	—	846
Proceeds from issuance of common stock, net	4	—	—	—	4
Share-based compensation	(15)	—	—	—	(15)
Common stock acquired - Share repurchase	(366)		—	—	(366)
Dividends paid on common stock	(58)		—	—	(58)
Dividends paid on preferred stock	(32)		—	—	(32)
Principal payments for financing leases	—	—	(16)	—	(16)
Net cash provided by financing activities - discontinued operations	—	—	396	—	396
Net cash provided by (used in) financing activities	(105)	(340)	1,322	237	1,114
Net increase (decrease) in cash and cash equivalents	11	1	65	—	77
Cash and cash equivalents, beginning of period	212	—	1,260	—	1,472
Cash and cash equivalents, end of period	223	1	1,325	—	1,549
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	497	—	497
Cash and cash equivalents of continuing operations, end of period	$223	$1	$828	$—	$1,052

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(91)	$425	$952	$(435)	$851
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	5,062	—	5,062
Equity securities	18	—	2	—	20
Mortgage loans on real estate	—	—	772	—	772
Limited partnerships/corporations	—	—	169	—	169
Acquisition of:
Fixed maturities	(5)	—	(4,817)	—	(4,822)
Equity securities	(27)	—	(3)	—	(30)
Mortgage loans on real estate	—	—	(425)	—	(425)
Limited partnerships/corporations	(4)	—	(305)	—	(309)
Short-term investments, net	—	—	4	—	4
Derivatives, net	—	—	41	—	41
Sales from consolidated investments entities	—	—	484	—	484
Purchases within consolidated investment entities	—	—	(1,120)	—	(1,120)
Maturity (issuance) of short-term intercompany loans, net	(157)	—	(125)	282	—
Return of capital contributions and dividends from subsidiaries	956	414	—	(1,370)	—
Capital contributions to subsidiaries	(3)	—	—	3	—
Collateral received (delivered), net	—	—	(141)	—	(141)
Other, net	—	—	(64)	—	(64)
Net cash used in investing activities - discontinued operations	—	(128)	(394)	—	(522)
Net cash provided by (used in) investing activities	778	286	(860)	(1,085)	(881)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows
(Continued)
For the Nine Months Ended September 30, 2019

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	3,483	—	3,483
Maturities and withdrawals from investment contracts	—	—	(4,120)	—	(4,120)
Settlements on deposit contracts	—	—	(6)	—	(6)
Repayment of debt with maturities of more than three months	(106)	—	—	—	(106)
Net (repayments of) proceeds from short-term intercompany loans	125	73	84	(282)	—
Return of capital contributions and dividends to parent	—	(786)	(1,019)	1,805	—
Contributions of capital from parent	—	—	3	(3)	—
Borrowings of consolidated investment entities	—	—	853	—	853
Repayments of borrowings of consolidated investment entities	—	—	(726)	—	(726)
Contributions from (distributions to) participants in consolidated investment entities, net	—	—	598	—	598
Proceeds from issuance of common stock, net	3	—	—	—	3
Proceeds from issuance of preferred stock, net	293	—	—	—	293
Share-based compensation	(17)	—	—	—	(17)
Common stock acquired - Share repurchase	(936)	—	—	—	(936)
Dividends paid on common stock	(23)	—	—	—	(23)
Dividends paid on preferred stock	(24)	—	—	—	(24)
Principal payments for financing lease	—	—	(3)	—	(3)
Net cash provided by financing activities - discontinued operations	—	—	599	—	599
Net cash used in financing activities	(685)	(713)	(254)	1,520	(132)
Net increase (decrease) in cash and cash equivalents	2	(2)	(162)	—	(162)
Cash and cash equivalents, beginning of period	209	2	1,327	—	1,538
Cash and cash equivalents, end of period	211	—	1,165	—	1,376
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	221	—	221
Cash and cash equivalents of continuing operations, end of period	$211	$—	$944	$—	$1,155

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 and financial condition as of September 30, 2020 and December 31, 2019. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report on Form 10-K").

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

The following represents segment percentage contributions to total Adjusted operating revenues and Adjusted operating earnings before income taxes for the nine months ended September 30, 2020:

	September 30, 2020
percent of total	Adjusted Operating Revenues	Adjusted Operating Earnings before Income Taxes
Retirement	48.2%	97.4%
Investment Management	11.5%	55.8%
Employee Benefits	39.8%	81.1%
Corporate	0.5%	(133.7)%

During the third quarter of 2020, we conducted our annual review of assumptions and made changes which impacted our segments' results of operations as well as the results of discontinued operations described below. The impact of assumption changes on our results from continuing operations was unfavorable unlocking of $383 million, of which $165 million was included in Adjusted operating earnings before income taxes for the current period. The impact of the annual review of assumptions on our discontinued operations resulted in unfavorable unlocking of $193 million which was reported in Income (loss) from discontinued operations for the current period. Unlocking in the third quarter of 2020 was primarily driven by changes in long term interest and equity rates.

During the third quarter of 2020, and as a result of the annual review of assumptions, we recorded loss recognition associated with certain blocks of reserves associated with our continuing and discontinued operations. Loss recognition recorded in continuing operations was $171 million of which $10 million was reflected in Adjusted operating earnings before income taxes. Loss recognition recorded in discontinued operations was $26 million and was reported Income (loss) from discontinued operations, net of tax.

For further information, see DAC/VOBA and Other Intangibles Unlocking and the Critical Accounting Judgements and Estimates in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Discontinued Operations

The Individual Life Transaction

On December 18, 2019, we entered into a Master Transaction Agreement (the “Resolution MTA”) with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US will acquire certain of our subsidiaries, including Security Life of Denver Insurance Company ("SLD"), Security Life of Denver International Limited ("SLDI") and Roaring River II, Inc. ("RRII"). The transaction is expected to close by January 4, 2021 and is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals.

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

As of December 31, 2019, we recorded an estimated loss on sale, net of tax of $1,108 million to write down the carrying value of the businesses held for sale to estimated fair value, which is based on the estimated sales price of the Individual Life Transaction (as defined below) as of December 31, 2019, less cost to sell and other adjustments in accordance with the Resolution MTA. In addition, we are required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Individual Life Transaction. As such, Income (loss) from discontinued operations, net of tax, for the nine months ended September 30, 2020 includes an additional estimated loss on sale of $231 million, net of tax. The estimated loss on sale, net of tax as of September 30, 2020 of $1,339 million, represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell. Additionally, the estimated loss on sale is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date. For additional information on the Individual Life Transaction and the related estimated loss on sale, see Trends and Uncertainties in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Concurrently with the sale, SLD will enter into reinsurance agreements with Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and Voya Retirement Insurance and Annuity Company ("VRIAC"), each of which is a direct or indirect wholly owned subsidiary of the Company. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective in-scope individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of the Company. We currently expect that these reinsurance transactions will be carried out on a coinsurance or modified coinsurance basis, with SLD’s reinsurance obligations collateralized in one of three ways: (1) invested assets placed in a comfort trust; (2) funds withheld basis with invested assets remaining on the respective subsidiaries of the Company; or (3) some combination of these two collateralization structures. During the three and nine months ended September 30, 2020, we recorded $5 million and $55 million in intent impairments based on assets we expect to transfer to the comfort trust upon closing. Based on values as of September 30, 2020, U.S. GAAP reserves to be ceded under the Individual Life Transaction are expected to be approximately $10.3 billion and are subject to change until closing. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") will result in the disposition of substantially all of the Company's life insurance and legacy non-retirement annuity businesses. The revenues and net results of the Individual Life and Annuities businesses that will be disposed of via reinsurance are reported in businesses exited or to be exited through reinsurance or divestment which is an adjustment to our U.S. GAAP revenues and earnings measures to calculate Adjusted operating revenues and Adjusted operating earnings before income taxes, respectively.

At the closing of the transaction, in addition to the loss on sale described above, we will recognize a further adjustment to Total shareholders' equity, excluding Accumulated other comprehensive income, associated with the portion of the transaction that involves a sale through reinsurance, to the extent the structure is carried out on a coinsurance basis with a comfort trust. We currently estimate that we could realize capital gains, net of DAC and tax, on the investment securities we sell into the comfort trust of our reinsurance counterparty. We also estimate that an allowance for credit losses for the reinsurance recoverable will be established, based on the credit worthiness of our counterparty, form of collateral and other factors. We currently estimate these newly established credit losses, as well as the expected reversal of credit losses on our commercial mortgages are expected to be immaterial on a net basis. Overall, the net aggregate reduction in Total shareholders' equity, excluding Accumulated other comprehensive income, due to the Individual Life Transaction would be in the range of $0 million to $500 million. We currently expect to be towards the lower end of the range, which includes an estimate of realized gains on investments of approximately $1.2 billion, net of DAC and taxes, based on asset values as of September 30, 2020. These estimated impacts are subject to changes through the date of the transaction closing due to many factors including interest rate movements, other investment valuation items, asset selections and changes to the structure of the reinsurance transactions, including an ultimate reinsurance structure that is not entirely on a coinsurance basis with a comfort trust.

Furthermore, upon closing of the Individual Life Transaction, we expect to have deferred intangibles in the range of $1.2 billion to $1.7 billion net of tax, subject to changes due to the same factors mentioned above regarding the reduction in Total shareholders' equity, excluding Accumulated other comprehensive income. The deferred intangibles will consist of (1) existing DAC, VOBA and URR balances on businesses already exited via reinsurance and for the portion of the transaction that involves a sale through reinsurance, (2) existing deferred Cost of reinsurance (“COR”) on businesses already exited via reinsurance and (3) deferred COR to be established upon closing of the reinsurance transactions mentioned above. The aggregate deferred intangibles will be amortized as a charge to earnings over the life of the underlying policies. We expect the annual impact of the amortization of these deferred intangibles to be approximately $100 million to $150 million, net of tax which will be classified as a component of Income (loss) related to businesses exited or to be exited via reinsurance which is an adjustment to Income (loss) from continuing operations before income taxes to calculate Adjusted operating earnings before taxes and consequently are not included in the adjusted operating results of our segments. Additionally, we would expect the annual impact of the amortization of the deferred intangibles to decline over time.

Additionally, to the extent the reinsurance transactions referred to above reinsure policies that do not meet risk transfer, a deposit asset will be established in the amount of net consideration transferred to SLD, which is expected to be in the range of $1.1 billion to $1.6 billion, net of tax. This compares to liabilities related to Contract owner account balances that currently exist for the related underlying policies. The annual net impact of the interest income accretion on the deposit asset and interest credited to the Contract owner account balances is expected to be in the range of approximately $25 million to $50 million, net of tax.

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Revenues:
Net investment income	$485	$494
Fee income	596	574
Premiums	21	21
Total net realized capital gains (losses)	20	59
Other revenue	(13)	(18)
Total revenues	1,109	1,130
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders (1)	947	788
Operating expenses	107	58
Net amortization of Deferred policy acquisition costs and Value of business acquired(2)	215	151
Interest expense	5	8
Total benefits and expenses	1,274	1,005
Income (loss) from discontinued operations before income taxes	(165)	125
Income tax expense (benefit)	(35)	25
Loss on sale, net of tax	(231)	—
Income (loss) from discontinued operations, net of tax	$(361)	$100
(1) Includes loss recognition recorded in the third quarter of 2020 associated with certain blocks of reserves.
(2) Includes the impact of annual assumption updates completed in the third quarter of 2020.

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

Income (loss) from discontinued operations for the nine months ended September 30, 2019 included an additional loss on sale of $82 related to purchase price true-up amounts with VA Capital which was settled during 2019.

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

COVID-19 and its Effect on the Global Economy
COVID-19, the disease caused by the novel coronavirus, has had a significant adverse effect on the global economy since March of 2020. The disease continues to spread widely across the United States and in many countries throughout the world. The persistence of new infections has slowed the re-opening of the U.S. economy and, even in regions where restrictions have largely been lifted, economic activity has been slow to recover. Longer-term, the economic outlook is uncertain, but may depend in significant part on progress with respect to effective therapies to treat COVID-19 or a vaccine. For further information regarding risks associated with COVID-19, see “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

Effect on Voya Financial - Financial Condition, Capital and Liquidity

Because both public health and economic circumstances are changing so rapidly at present, it is impossible to predict how COVID-19 will affect Voya Financial’s future financial condition. Absent a further significant and prolonged market shock, however, we do not anticipate a material effect on our balance sheet, statutory capital, or liquidity. Our capital levels remain strong and significantly above our targets. As of September 30, 2020, our estimated combined RBC ratio was 455%, above our 400% target.

We completed repurchases of approximately $400 million of our common shares in the first nine months of 2020, although we paused repurchases later in the first quarter as a prudent measure in light of current market uncertainties. We do not anticipate any reduction in our dividend and continue to monitor the dividends-paying capacity of our insurance subsidiaries.

Effect on Voya Financial - Results of Operations

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

Retirement

In Retirement, we’ve experienced pressure on earnings driven by equity market volatility as well as lower interest rates, with effects weighted more heavily towards our full-service corporate markets business and less on recordkeeping business. Although the impact will primarily be on fee-based income, we estimate that lower interest rates will continue to contribute to a lower spread-based income. Longer-term effects will depend significantly on equity market performance and prevailing interest rate levels, as well as the magnitude and duration of elevated unemployment levels. We believe that expense reductions and other management actions would be available to offset a portion of any impact.

Investment Management

In Investment Management, fee income has been pressured by the market disruption resulting in lower valuations and assets under management earlier in the year. Overall market improvement since that time and positive net flows contribute to ongoing recovery. In the third quarter, we have seen a partial recovery of certain COVID-19 impacts with higher fund revaluation results reported on investment capital including carried interests and performance fees related to investments that Voya manages. Due to normal lag in reporting from the underlying fund investments, these investment capital results are recognized generally one quarter in arrears. We believe, in aggregate, that investment capital valuations will continue to improve in the fourth quarter of 2020, however if the economy worsens, investment capital results could decline in the future. In addition, we had seen an elevated level of outflows associated with our retail business at the outset of the pandemic that subsided in the second quarter of 2020 and, in the third quarter, we continued to see that positive trend. Other business impacts resulting from COVID-19 include a reduction in sales meetings and activities that could lower the level of sales activity next year.

Employee Benefits

In Employee Benefits, the reduction in premium revenues due to COVID-19 has not been material, though future impacts to premium revenues are still possible in a more severe recession scenario with significant and prolonged unemployment. The effects from COVID-19 have been seen primarily in increased mortality claims on group life policies. We currently do not expect a significant increase in medical stop loss claims, since we believe most COVID-19 related claims are likely to fall below applicable deductibles; our experience to date has been consistent with this expectation.

We expect mortality claims in group life to be elevated through 2020 and into early 2021 due to COVID-19 related deaths, with the magnitude of such claims dependent on mortality rates from the disease. Because COVID-19 disproportionately affects older individuals, and our group life policies generally insure the lives of working-age individuals, the impact of population-wide mortality rates should be mitigated to some extent by the younger average age of our covered lives. We believe that increased claims will have a modest, but not material, effect on the financial results of our Employee Benefits business in 2020. We currently estimate that, for every 10,000 incremental deaths in the United States due to COVID-19, operating earnings of our Employee Benefits segment would decline by approximately $1 to $2 million due to increased claims.

Individual Life

Although we have entered into an agreement to sell our Individual Life business, the financial performance of that business continues to be reflected in our financial results until that transaction closes, which we currently expect to occur by January 4, 2021. Individual Life financial performance is reported partially within discontinued operations and partially as a non-operating adjustment to our consolidated net income.

As with the group life policies that we have underwritten in our Employee Benefits business, we would expect Individual Life mortality claims to be elevated for the next several quarters due to COVID-19 related deaths, with the magnitude of such claims dependent on mortality rates from the disease. We currently estimate that, for every 10,000 incremental deaths in the United States due to COVID-19, the earnings of our Individual Life segment would decline by approximately $2.5 to $5 million due to increased claims.

Interest Rates

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•Our continuing business general account investment portfolio, which was approximately $55.3 billion as of September 30, 2020, consists predominantly of fixed income investments and had an annualized earned yield of approximately 4.7% in the third quarter of 2020. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2020 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

Discontinued Operations

As described above, as of December 31, 2019, we recorded an estimated loss on sale, net of tax of $1,108 million related to the Individual Life Transaction. In addition, the Company is required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Individual Life Transaction. As such, Income (loss) from discontinued operations, net of tax, for the nine months ended September 30, 2020 includes an additional estimated loss on sale of $231 million, net of tax. The estimated loss on sale, net of tax as of September 30, 2020 of $1,339 million represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell. The purchase price in the transaction is approximately $1.25 billion, with an adjustment based on the adjusted capital and surplus of SLD, SLDI and RRII at closing including the assumption of surplus notes.

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

The Organizational Restructuring initiatives described above have resulted in recognition of severance and organizational transition costs that are reflected in both continuing operations and discontinued operations. Amounts reflected in continuing operations are reported in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. For the three and nine months ended September 30, 2020, we incurred Organizational Restructuring expenses of $10 million and $46 million, respectively, associated with continuing operations. For the three and nine months ended September 30, 2019, the Company incurred Organizational Restructuring expenses of $26 million and $164 million, respectively, associated with continuing operations.

In addition to the restructuring costs incurred above, the anticipated reduction in employees from the execution of the initiatives described above triggered an immaterial curtailment loss and related re-measurement gain of our qualified defined benefit pension plan as of January 31, 2019, which was recorded during the first quarter of 2019.

The aggregate amount of Organizational Restructuring expenses incurred in 2019 and expected to be incurred through the end of 2020, excluding restructuring efforts resulting from the Individual Life Transaction, is in the range of $250 million to $300 million. These costs include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs.

Pursuant to the Individual Life Transaction, we will divest or dissolve four regulated insurance entities, including its life companies domiciled in Colorado and Indiana, and captive entities domiciled in Arizona. We will also divest Voya America Equities LLC, a regulated broker-dealer, and transfer or cease usage of a substantial number of administrative systems. We will undertake further restructuring efforts to reduce stranded expenses associated with our Individual Life business as well as our corporate and shared services functions. We anticipate incurring additional restructuring expenses directly related to the disposition beyond 2020, in addition to the $17 million and $43 million incurred for the three and nine months ended September 30, 2020, respectively, a substantial portion of which is included in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. These collective costs, which include severance, transition and other costs, cannot currently be estimated but could be material. We expect to be able to estimate the costs in fourth quarter 2020.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Revenues:
Net investment income	$800	$687	$2,084	$2,057
Fee income	507	494	1,470	1,459
Premiums	604	565	1,819	1,717
Net realized capital gains (losses)	(70)	(20)	(304)	(7)
Other revenue	90	106	263	325
Income (loss) related to consolidated investment entities	140	43	87	115
Total revenues	2,071	1,875	5,419	5,666
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,299	1,003	3,178	2,888
Operating expenses	630	627	1,913	1,979
Net amortization of Deferred policy acquisition costs and Value of business acquired (1)	241	36	336	136
Interest expense	40	51	120	135
Operating expenses related to consolidated investment entities	6	9	21	34
Total benefits and expenses	2,216	1,726	5,568	5,172
Income (loss) from continuing operations before income taxes	(145)	149	(149)	494
Income tax expense (benefit)	(72)	5	(73)	47
Income (loss) from continuing operations	(73)	144	(76)	447
Income (loss) from discontinued operations, net of tax	(140)	(4)	(361)	18
Net Income (loss)	(213)	140	(437)	465
Less: Net income (loss) attributable to noncontrolling interest	106	19	33	44
Less: Preferred stock dividends	14	14	32	24
Net income (loss) available to our common shareholders	$(333)	$107	$(502)	$397
(1) Refer to DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further detail.

The following table presents information about our Operating expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Operating expenses:
Commissions	$137	$158	$427	$520
General and administrative expenses:
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	—	—	—	(66)
Restructuring expenses	10	28	46	172
Other general and administrative expenses	511	456	1,521	1,434
Total general and administrative expenses	521	484	1,567	1,540
Total operating expenses, before DAC/VOBA deferrals	658	642	1,994	2,060
DAC/VOBA deferrals	(28)	(15)	(81)	(81)
Total operating expenses	$630	$627	$1,913	$1,979

The following table presents AUM and AUA as of the dates indicated:

	As of September 30,
($ in millions)	2020	2019
AUM and AUA:
Retirement (1)	$482,546	$407,810
Investment Management	291,441	267,293
Employee Benefits	1,879	1,911
Eliminations/Other	(118,388)	(108,707)
Total AUM and AUA(1) (2)	$657,478	$568,307

AUM	345,601	310,367
AUA(1)	311,877	257,940
Total AUM and AUA(1) (2)	$657,478	$568,307
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

The following table presents a reconciliation of Income (loss) from continuing operations to Adjusted operating earnings before income taxes and the relative contributions of each segment to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Income from continuing operations before income taxes	$(145)	$149	$(149)	$494
Less Adjustments(1):
Net investment gains (losses) and related charges and adjustments	29	14	63	73
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	16	(12)	(36)	(22)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(342)	31	(387)	80
Income (loss) attributable to noncontrolling interest	106	19	33	44
Income (loss) related to early extinguishment of debt	—	(12)	—	(12)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	—	—	66
Dividend payments made to preferred shareholders	14	14	32	24
Other adjustments	(8)	(27)	(45)	(172)
Total adjustments to income (loss) from continuing operations before income taxes	$(185)	$27	$(340)	$81

Adjusted operating earnings before income taxes by segment:
Retirement	$25	$117	$185	$426
Investment Management	47	46	106	121
Employee Benefits	56	57	154	144
Corporate	(88)	(98)	(254)	(278)
Total adjusted operating earnings before income taxes	$40	$122	$190	$413
(1) Refer to the Segments Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for a description of these items.

The following table presents a reconciliation of Total revenues to Adjusted operating revenues and the relative contributions of each segment to Adjusted operating revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Total revenues	$2,071	$1,875	$5,419	$5,666
Adjustments(1):
Net realized investment gains (losses) and related charges and adjustments	27	16	60	71
Gains (losses) on change in fair value of derivatives related to guaranteed benefits	16	(12)	(36)	(21)
Revenues related to businesses exited or to be exited through reinsurance or divestment	399	401	1,075	1,216
Revenues attributable to noncontrolling interest	116	34	59	88
Other adjustments	80	71	205	223
Total adjustments to revenues	$638	$510	$1,363	$1,577

Adjusted operating revenues by segment:
Retirement	$718	$675	$1,954	$2,011
Investment Management	173	167	467	478
Employee Benefits	541	503	1,615	1,526
Corporate	2	20	20	74
Total adjusted operating revenues	$1,434	$1,365	$4,056	$4,089
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

The following table presents the adjustment to Income (loss) from continuing operations before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Other-than-temporary impairments	$(10)	$(3)	$(80)	$(32)
CMO-B fair value adjustments(1)	10	23	136	83
Gains (losses) on the sale of securities	8	24	37	35
Other, including changes in the fair value of derivatives	25	(21)	(9)	(6)
Total investment gains (losses) including businesses to be exited through reinsurance or divestment	33	23	84	80
Net amortization of DAC/VOBA and other intangibles on above	2	(1)	2	2
Net investment gains (losses) including businesses to be exited through reinsurance or divestment	35	22	86	82
Less: Net investment gains (losses) related to the businesses to be exited through reinsurance or divestment, net of DAC/VOBA and other intangibles	6	8	23	9
Net investment gains (losses) excluding businesses to be exited through reinsurance or divestment	$29	$14	$63	$73
(1) For a description of our CMO-B portfolio, refer to Investments - CMO-B Portfolio in Part I, Item 2. of this Quarterly report on Form 10-Q.

The following table presents the adjustment to Income (loss) from continuing operations before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Gain (loss), excluding nonperformance risk	$22	$(17)	$(56)	$(29)
Gain (loss) due to nonperformance risk	(6)	5	20	7
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	16	(12)	(36)	(22)
Net amortization of DAC/VOBA and sales inducements	—	—	—	—
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$16	$(12)	$(36)	$(22)

The following tables present businesses exited or to be exited through reinsurance or divestment adjustments to Income (loss) from continuing operations and Total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Income (loss) related to businesses exited through reinsurance or divestment	$(60)	$40	$(62)	$34
Income (loss) related to businesses to be exited through reinsurance or divestment	(282)	(9)	(325)	46
Total income (loss) related to business exited or to be exited through reinsurance or divestment	$(342)	$31	$(387)	$80

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Revenues related to businesses exited through reinsurance or divestment	$14	$36	$(33)	$120
Revenues related to businesses to be exited through reinsurance or divestment	385	365	1,108	1,096
Total revenues related to business exited or to be exited through reinsurance or divestment	$399	$401	$1,075	$1,216

The following table presents summary information related to the Income (loss) from discontinued operations, net of tax for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Individual Life Transaction	$(140)	$(4)	$(361)	$100
2018 Transaction (1)	—	—	—	(82)
Income (loss) from discontinued operations, net of tax (2)	$(140)	$(4)	$(361)	$18
(1) Represents purchase price true-up amount settled during the three months ended March 31, 2019.
(2) Refer to Overview in Part I, Item 2. of this Quarterly Report on Form 10-Q for further detail.

The following table presents significant items included in Income (loss) from discontinued operations, net of tax related to the
Individual Life Transaction for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Gain (loss) on sale, net of tax	$9	$—	$(231)	$—
Net results of discontinued operations	(189)	(6)	(165)	125
Income tax benefit (expense)	40	2	35	(25)
Income (loss) from discontinued operations, net of tax(1)	$(140)	$(4)	$(361)	$100
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

Consolidated - Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net Income (Loss)

Net investment income increased $113 million from $687 million to $800 million primarily due to:

•higher alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance; and
•growth in general account assets in our Retirement segment.

The increase was partially offset by:

•the impact of the current interest rate environment on reinvestment rates.

Fee income increased $13 million from $494 million to $507 million primarily due to:

•an increase in average separate account and institutional/mutual fund AUM in our Retirement segment driven by market performance.

The increase was partially offset by:

•lower management and administrative fees earned in our Investment Management segment due to lower average fee rates; and
•a change in customer fund allocations in our Retirement segment.

Premiums increased $39 million from $565 million to $604 million primarily due to:

•higher premiums driven by growth in the voluntary and stop loss blocks of business in our Employee Benefits segment.

Net realized capital losses increased $50 million from $20 million to $70 million primarily due to:

•unfavorable changes in fair value option securities due to interest rate movements;
•impairments taken during the current quarter; and
•losses from market value changes associated with business reinsured, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders.

The increase was partially offset by:

•a favorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements including a loss due to nonperformance risk; and
•a favorable change in Net investment gains (losses) and related charges and adjustments, excluding the impact of impairments, primarily due to interest rate and equity market movements, discussed below.

Other revenue decreased $16 million from $106 million to $90 million primarily due to:

•lower revenue resulting from transition services agreements; and
•lower broker-dealer revenues in our Retirement segment.

Interest credited and other benefits to contract owners/policyholders increased $296 million from $1,003 million to $1,299 million primarily due to:

•loss recognition and unfavorable reserve changes in our non-Life businesses to be reinsured driven by the impact of the Annual Assumption updates;
•unfavorable unlocking in our Life business to be reinsured driven by the impact of the Annual Assumption updates; and
•growth in stop loss and voluntary blocks of business and higher claims in group life in our Employee Benefits segment.

The increase was partially offset by:

•market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which are fully offset by a corresponding amount in Net realized capital gains (losses).

Operating expenses increased $3 million from $627 million to $630 million primarily due to:

•litigation recovery related to a divested business in the prior period;
•an increase in growth-based expenses in our Employee Benefit segments; and
•higher compensation related expenses in our Investment Management segment primarily associated with higher earnings in the current period.

The increase was partially offset by:

•lower restructuring charges in the current period;
•a favorable adjustment to incentive compensation;
•a favorable change in quarterly pension costs;
•a favorable adjustment to litigation reserves in our Retirement segment; and
•lower Stranded Costs.

Net amortization of DAC/VOBA increased $205 million from $36 million to $241 million primarily due to:

•unfavorable unlocking in our Retirement segment and Life business to be reinsured primarily driven by the impact of the Annual Assumption updates; and
•net unfavorable amortization on our business reinsured.

Interest expense decreased $11 million from $51 million to $40 million primarily due to:

•debt extinguishment in connection with repurchased debt in the prior period.

Income (loss) from continuing operations before income taxes decreased $294 million from a gain of $149 million to a loss of $145 million primarily due to:

•an unfavorable change in Income (loss) related to businesses exited or to be exited through reinsurance or divestment, discussed below; and
•lower Adjusted operating earnings before income taxes, discussed below.

The decrease was partially offset by:

•higher Income attributable to noncontrolling interest;
•a favorable change in Net guaranteed benefit hedging gains (loss) and related charges and adjustments primarily due to changes in interest rates, discussed below;
•a favorable change in Other adjustments due to lower restructuring charges in the current period;
•a favorable change in Net investment gains (losses) and related charges and adjustments, discussed below; and
•a favorable change in Other adjustments due to lower restructuring charges in the current period; and
•loss related to early extinguishment of debt in the prior period.

Income tax expense (benefit) changed $77 million from an expense of $5 million to a benefit of $72 million primarily due to:

•a decrease in income before income taxes;
•an increase in noncontrolling interest; and
•an increase in the dividends received deduction ("DRD").

The change was partially offset by:

•a decrease in tax credits.

Loss from discontinued operations, net of tax increased $136 million from a loss of $4 million to a loss of $140 million primarily due to:

•a decrease in Net results from discontinued operations related to the Individual Life Transaction.

The increase was partially offset by:

•an increase in the tax benefit driven by lower pre-tax earnings; and
•favorable adjustments to the Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the current period.

Adjusted operating Earnings before Income Taxes

Adjusted operating earnings before income taxes decreased $82 million from $122 million to $40 million primarily due to:

•unfavorable DAC unlocking primarily due to the annual assumption updates in our Retirement segment;
•higher benefits incurred due to growth in business and COVID-19 impacts in our Employee Benefits segment;
•higher admin expenses in our Employee Benefits and Investment Management segments driven by business growth; and
•lower revenue resulting from transition services agreements associated with the 2018 Transaction.

The decrease was partially offset by:

•higher alternative asset income;
•higher premiums driven by growth of the voluntary and stop loss blocks in our Employee Benefits segment;
•favorable incentive compensation adjustments in the current period;
•favorable change in pension costs;
•a favorable adjustment to a legal accrual;
•lower Stranded Costs in the current period related to the 2018 Transaction due to increased benefits from cost savings; and
•higher fee revenue primarily due to improvement in equity markets in our Retirement segment.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

Net investment gains and related charges and adjustments increased $15 million from $14 million to $29 million due to:
•favorable changes in the fair value of derivatives;
•favorable changes in DAC/VOBA and other intangibles impacts related to net investment gains and losses; and
•decrease in gains included in Business exited or to be exited through reinsurance or divestment.

The decrease was partially offset by:

•decreased gains on the sale of securities in the current period;
•unfavorable changes in CMO-B fair value adjustments as a result of interest rate movements; and
•higher impairments in the current quarter.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $28 million from a loss of $12 million to a gain of $16 million primarily due to:

•favorable changes in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of changes in interest rates.

The increase was partially offset by:

•unfavorable changes due to nonperformance risk in the current period.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment changed $373 million from a gain of $31 million to a loss of $342 million primarily due to:

•loss recognition and unfavorable reserve changes in our non-Life businesses to be reinsured driven by the impact of the Annual Assumption updates;
•unfavorable unlocking in our Life business to be reinsured driven by the impact of the Annual Assumption updates;
•a litigation recovery related to a divested business in the prior period; and
•net unfavorable amortization associated with business reinsured and to be reinsured in the current period.

The decrease was partially offset by:

•higher alternative investment income primarily driven by the impact of equity market performance.

Loss related to early extinguishment of debt decreased $12 million primarily due to:

•losses in connection with repurchased and restructured debt in the prior period.

Other adjustments to operating earnings improved $19 million from a loss of $27 million to a loss of $8 million primarily due to:
•higher costs recorded in the prior period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Consolidated - Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net Income (Loss)

Net investment income increased $27 million from $2,057 million to $2,084 million primarily due to:

•growth in general account assets in our Retirement segment.

The increase was partially offset by:

•lower alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance; and
•the impact of the current interest rate environment on reinvestment rates.

Fee income increased $11 million from $1,459 million to $1,470 million primarily due to:

•an increase in average separate account and institutional/mutual fund AUM in our Retirement segment driven by market performance and the cumulative impact of positive net flows resulting in higher full service fees; and
•higher management and administrative fees earned in our Investment Management segment due to higher average external client AUM driven by market performance.

The increase was partially offset by:

•a change in customer fund allocations in our Retirement segment.

Premiums increased $102 million from $1,717 million to $1,819 million primarily due to:

•higher premiums driven by growth in the voluntary and stop loss blocks of business in our Employee Benefits segment.

Net realized capital losses increased $297 million from $7 million to $304 million primarily due to:

•higher impairments taken during the current year;
•unfavorable changes in fair value option securities due to interest rate movements;
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

Other revenue decreased $62 million from $325 million to $263 million primarily due to:

•lower revenue resulting from transition services agreements;
•lower broker-dealer revenues in our Retirement segment; and
•unfavorable market value adjustments on separate accounts in our Retirement segment.

Interest credited and other benefits to contract owners/policyholders increased $290 million from $2,888 million to $3,178 million primarily due to:

•loss recognition and unfavorable reserve changes in our non-Life businesses to be reinsured driven by the impact of the Annual Assumption updates;
•unfavorable unlocking in our Life business to be reinsured driven by the impact of the Annual Assumption updates;
•growth in stop loss and voluntary blocks of business and higher claims in group life partially offset by lower stop loss loss ratios in our Employee Benefits segment; and
•unfavorable net mortality in our business to be reinsured.

The increase was partially offset by:

•market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which are fully offset by a corresponding amount in Net realized capital gains (losses).

Operating expenses decreased $66 million from $1,979 million to $1,913 million primarily due to:

•lower restructuring charges in the current period;
•lower Stranded Costs;
•favorable adjustments to incentive compensation; and

•a favorable change in quarterly pension costs.

The decrease was partially offset by:

•a net actuarial gain related to our pension and other postretirement benefit obligations during the prior period;
•an increase in growth-based expenses in our Retirement and Employee Benefits segments;
•litigation recovery related to a divested business in the prior period;
•higher litigation reserves in our Retirement segment; and
•higher compensation related expenses in our Investment Management segment primarily associated with higher earnings in the current period.

Net amortization of DAC/VOBA increased $200 million from $136 million to $336 million primarily due to:

•unfavorable unlocking in our Retirement segment and Life business to be reinsured primarily driven by the impact of the Annual Assumption updates; and
•net unfavorable amortization on our business reinsured.

The increase was partially offset by:

•favorable amortization on lower gross profits in our Retirement segment.

Interest expense decreased $15 million from $135 million to $120 million primarily due to:

•debt extinguishment in connection with repurchased debt in the prior period.

Income from continuing operations before income taxes decreased $643 million from $494 million to $149 million primarily due to:

•an unfavorable change in Income (loss) related to businesses exited or to be exited through reinsurance or divestment, discussed below;
•lower Adjusted operating earnings before income taxes, discussed below;
•Immediate recognition of net actuarial gain related to pension plan adjustments and curtailments in the prior period, discussed below;
•an unfavorable change in Net guaranteed benefit hedging gains (loss) and related charges and adjustments primarily due to changes in interest rates, discussed below;
•lower Income attributable to noncontrolling interest;
•an unfavorable change in Net investment gains (losses) and related charges and adjustments, discussed below; and
•higher preferred stock dividends.

The decrease was partially offset by:

•a favorable change in Other adjustments due to lower restructuring charges in the current period; and
•loss related to early extinguishment of debt in the prior period.

Income tax expense (benefit) changed $120 million from an expense of $47 million to a benefit of $73 million primarily due to:

•a decrease in income before income taxes.

The change was partially offset by:

•a decrease in the DRD; and
•a decrease in tax credits.

Income (loss) from discontinued operations, net of tax changed $379 million from income of $18 million to loss of $361 million primarily due to:

•a decrease in Net results from discontinued operations related to the Individual Life Transaction; and
•unfavorable adjustments to the Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the current period.

The change was partially offset by:

•an increase in the tax benefit driven by lower pre-tax earnings; and
•an unfavorable adjustment to the 2018 Transaction loss on sale, net of tax excluding costs to sell made in the prior period.

Adjusted operating Earnings before Income Taxes

Adjusted operating earnings before income taxes decreased $223 million from $413 million to $190 million primarily due to:

•unfavorable DAC unlocking primarily due to the annual assumption updates in our Retirement segment;
•lower alternative asset and prepayment income;
•higher benefits incurred due to growth in business and COVID-19 impacts, partially offset by lower stop loss loss ratios in our Employee Benefits segment;
•higher admin expenses resulting from business growth in our Retirement, Employee Benefits and Investment Management segments;
•lower revenue resulting from transition services agreements associated with the 2018 Transaction;
•a legal accrual in our Retirement segment;
•higher preferred stock dividend payments in the current year; and
•unfavorable market value adjustments in our Retirement segment.

The decrease was partially offset by:

•higher premiums driven by growth of the voluntary and stop loss blocks in our Employee Benefits segment;
•lower Stranded Costs in the current period related to the 2018 Transaction due to increased benefits from cost savings;
•favorable incentive compensation adjustments in the current period; and
•favorable change in pension costs.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

Net investment gains (losses) and related charges and adjustments decreased $10 million from $73 million to $63 million primarily due to:

•higher impairments in the current year;
•increased gains included in Business exited or to be exited through reinsurance or divestment; and
•unfavorable changes in the fair value of derivatives.

The decrease was partially offset by:

•a favorable change in CMO-B fair value adjustments as a result of interest rate movements; and
•increased gains on the sale of securities in the current period.

Net guaranteed benefit hedging losses and related charges and adjustments increased $14 million from $22 million to $36 million primarily due to:

•higher unfavorable changes in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of changes in interest rates.

The increase was partially offset by:

•gains due to nonperformance risk in the current period.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment changed $467 million from a gain of $80 million to a loss of $387 million primarily due to:

•loss recognition and unfavorable reserve changes in our non-Life businesses to be reinsured driven by the impact of the Annual Assumption updates;
•unfavorable unlocking in our Life business to be reinsured driven by the impact of the Annual Assumption updates;
•a litigation recovery related to a divested business in the prior period;
•lower alternative investment income primarily driven by the impact of equity market performance;
•higher impairments associated with our business to be reinsured; and
•unfavorable net mortality associated with our business to be reinsured.

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

Loss related to early extinguishment of debt decreased $12 million primarily due to :

•losses in connection with repurchased and restructured debt in the prior period.

Other adjustments to operating earnings improved $127 million from a loss of $172 million to a loss of $45 million primarily due to:

•higher costs recorded in the prior period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Results of Operations - Segment by Segment

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$473	$437	$1,246	$1,301
Fee income	222	218	635	628
Premiums	—	(1)	8	4
Other revenue	23	21	65	78
Total adjusted operating revenues	718	675	1,954	2,011
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	249	238	724	707
Operating expenses	254	267	806	783
Net amortization of DAC/VOBA	190	53	238	95
Total operating benefits and expenses	693	558	1,769	1,585
Adjusted operating earnings before income taxes (1)	$25	$117	$185	$426
(1) Includes $175 million unfavorable unlocking related to annual review of the assumptions, $10 million of which was related to the loss recognition. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of September 30,
($ in millions)	2020	2019
Corporate markets	$77,915	$68,892
Tax-exempt markets	74,753	66,636
Total full service plans	152,668	135,528
Stable value(1) and pension risk transfer	11,955	10,630
Retail wealth management	11,031	10,273
Total AUM	175,654	156,431
AUA (2)	306,892	251,379
Total AUM and AUA (2)	$482,546	$407,810
(1) Where Voya is the Investment Manager. Stable Value assets move from AUM to AUA when Voya no longer serves as Investment Manager but continues to provide a book value guarantee.
(2) Starting first quarter of 2019, Assets Under Advisement are presented in AUA, which includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets.

	As of September 30,
($ in millions)	2020	2019
General Account	$34,382	$32,928
Separate Account	78,388	73,358
Mutual Fund/Institutional Funds	62,884	50,145
AUA (1)	306,892	251,379
Total AUM and AUA (1)	$482,546	$407,810
(1) Starting first quarter of 2019, Assets Under Advisement are presented in AUA, which includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets.

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Balance as of beginning of period	$163,796	$154,421	$164,747	$139,133
Deposits	8,104	5,468	19,271	15,583
Surrenders, benefits and product charges	(4,549)	(4,287)	(14,336)	(14,530)
Net flows	3,555	1,181	4,935	1,053
Interest credited and investment performance	8,303	829	5,972	16,245
Balance as of end of period	$175,654	$156,431	$175,654	$156,431

Retirement - Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Adjusted operating earnings before income taxes decreased $92 million from $117 million to $25 million primarily due to:

•unfavorable DAC unlocking primarily due to the annual assumption updates.

The decrease was partially offset by:

•higher alternative asset income;
•a favorable adjustment to a legal accrual; and
•higher fee revenue primarily due to improvement in equity markets.

Retirement - Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Adjusted operating earnings before income taxes decreased $241 million from $426 million to $185 million primarily due to:

•unfavorable DAC unlocking primarily due to the annual assumption updates;
•lower alternative asset and prepayment income;
•higher admin expenses due to a legal accrual and expenses resulting from business growth; and
•lower other revenue primarily driven by MVA.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$16	$5	$(3)	$10
Fee income	154	158	459	455
Other revenue	4	4	12	13
Total adjusted operating revenues	173	167	467	478
Operating benefits and expenses:
Operating expenses	126	121	361	357
Total operating benefits and expenses	126	121	361	357
Adjusted operating earnings before income taxes	$47	$46	$106	$121

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Investment Management intersegment revenues	$28	$25	$81	$76

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of September 30,
($ in millions)	2020	2019
Assets under Management
External clients:
Investment Management sourced	$110,932	$96,662
Affiliate sourced(1)	41,384	37,247
Variable annuities(2)	28,069	27,017
Total external clients	180,385	160,926
General account	57,815	56,336
Total AUM	238,200	217,262
Assets under Administration(3)	53,241	50,031
Total AUM and AUA	$291,441	$267,293
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Reflects AUM associated with the businesses divested as part of the 2018 Transaction.
(3) AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Net Flows:
Investment Management sourced	2,083	$1,307	10,750	$3,165
Affiliate sourced	(264)	(184)	69	(1,239)
Variable annuities(1)	(605)	(621)	(1,827)	(1,787)
Sub-advisor replacements(2)	—	219	—	1,116
Total	1,214	$721	8,993	$1,255
(1) Reflects net flows associated with the businesses divested as part of the 2018 Transaction.
(2) Reflects net flows mainly associated with outside managed funds

Investment Management - Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Adjusted operating earnings before income taxes increased $1 million from $46 million to $47 million primarily due to:

•higher investment capital returns.

The increase was partially offset by:

•higher operating expenses; and
•lower fee revenue primarily due to a decrease in Retail fee revenues.

Investment Management - Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Adjusted operating earnings before income taxes decreased $15 million from $121 million to $106 million primarily due to:

•lower investment capital returns; and
•higher operating expenses.

The decrease was partially offset by:

•higher fee revenue primarily due to higher average AUM.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$33	$29	$80	$84
Fee income	15	16	46	48
Premiums	494	460	1,494	1,399
Other revenue	(1)	(2)	(5)	(5)
Total adjusted operating revenues	541	503	1,615	1,526
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	372	341	1,119	1,066
Operating expenses	108	101	327	303
Net amortization of DAC/VOBA	6	4	15	13
Total operating benefits and expenses	485	446	1,461	1,382
Adjusted operating earnings before income taxes (1)	$56	$57	$154	$144
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Sales by Product Line:
Group life and Disability	$11	$7	$113	$124
Stop loss	35	25	293	270
Total group products	46	32	406	394
Voluntary products	8	6	129	106
Total sales by product line	$54	$38	$535	$500

Total gross premiums and deposits	$554	$515	$1,677	$1,568

Group life and Disability	$702	$715	$702	$715
Stop loss	1,091	1,037	1,091	1,037
Voluntary	474	392	474	392
Total annualized in-force premiums	$2,267	$2,144	$2,267	$2,144

Loss Ratios:
Group life (interest adjusted)	81.9%	76.3%	81.3%	76.7%
Stop loss	79.8%	78.6%	77.1%	78.8%
Total Loss Ratio(1)	69.7%	71.0%	69.7%	71.0%
(1) Total Loss Ratio is presented on a trailing twelve month basis.

Employee Benefits - Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Adjusted Operating earnings before income taxes decreased $1 million from $57 million to $56 million primarily due to:

•higher benefits incurred due to growth in business and COVID-19 impacts; and
•higher distribution expenses and commissions to support business growth.

The decrease was partially offset by:

•higher premiums driven by growth of the voluntary and stop loss blocks; and
•higher alternative asset income.

Employee Benefits - Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Adjusted Operating earnings before income taxes increased $10 million from $144 million to $154 million primarily due to:

•higher premiums driven by growth of the voluntary and stop loss blocks.

The increase was partially offset by:

•higher benefits incurred due to growth in business and COVID-19 impacts, partially offset by lower stop loss loss ratios;
•higher distribution expenses and commissions to support business growth; and
•favorable true-ups related to certain reserves, commission accruals, and deferrals in the prior period.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$1	$8	$16	$38
Premiums	—	1	—	2
Other revenue	1	11	4	34
Total adjusted operating revenues	2	20	20	74
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	2	11	16	29
Operating expenses (1)	30	48	96	165
Interest expense (2)	57	59	162	158
Total operating benefits and expenses	90	118	274	352
Adjusted operating earnings before income taxes	$(88)	$(98)	$(254)	$(278)
(1) Includes expenses from corporate activities, and expenses not allocated to our segments. Nine months ended September 30, 2020 and 2019 primarily include stranded costs related to the 2018 and Individual Life Transactions and amortization of intangibles.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Adjusted operating earnings before income taxes improved $10 million from a loss of $98 million to a loss of $88 million primarily due to:

•favorable incentive compensation adjustments in the current period;
•pension benefit which is retained in Corporate effective at the start of the current year; and
•lower Stranded Costs in the current period related to the 2018 Transaction due to increased benefits from cost savings.

The increase was partially offset by:

•lower revenue resulting from transition services agreements associated with the 2018 Transaction.

Corporate - Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Adjusted operating earnings before income taxes improved $24 million from a loss of $278 million to a loss of $254 million primarily due to:

•lower Stranded Costs in the current period related to the 2018 Transaction due to increased benefits from cost savings;
•favorable incentive compensation adjustments in the current period; and
•pension benefit which is retained in Corporate effective at the start of the current year.

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

Alternative investment income for the three and nine months ended September 30, 2020 and 2019, respectively, and the average assets of alternative investments as of the dates indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Retirement:
Alternative investment income	$62	$25	$27	$57
Average alternative investment	852	773	877	733
Investment Management(1):
Alternative investment income	16	5	(3)	10
Average alternative investment	242	226	229	221
Employee Benefits:
Alternative investment income	7	3	4	7
Average alternative investment	100	86	98	84

DAC/VOBA and Other Intangibles Unlocking

Changes in Adjusted operating earnings before income taxes and Net income (loss) are influenced by increases and decreases in amortization of DAC, VOBA, deferred sales inducements ("DSI") and unearned revenue ("URR"), collectively, "DAC/VOBA and other intangibles." Unlocking, described below, related to DAC, VOBA, DSI and URR, as well as amortization of net cost of reinsurance and reserve adjustments associated with universal life-type and variable universal life-type secondary guarantees, are referred to as "DAC/VOBA and other intangibles unlocking."

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

The DAC/VOBA and other intangibles unlocking in the table below includes the net impact of the annual review of the assumptions. During the third quarter of 2020 we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting a net unfavorable impact to Adjusted operating earnings before income taxes of $175 million in the current period, compared to a net unfavorable impact of $25 million in the prior period. The unlocking in the third quarter 2020 was driven principally by reductions in the long-term interest rates of 175 basis points and long-term equity rate of return of 100 basis points in our Retirement business. The unlocking in the third quarter 2019 was driven principally by a reduction in the long-term interest rate of 50 basis points and lower net margins in our Retirement business.

The following table presents the amount of DAC/VOBA and other intangibles unlocking included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Retirement	$(172)	$(29)	$(179)	$(20)
Total DAC/VOBA and other intangibles unlocking	$(172)	$(29)	$(179)	$(20)

We also review the estimated gross profits for each of our blocks of business to determine recoverability of DAC/VOBA and other intangibles each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. During the quarter ended September 30, 2020, our annual review of the assumptions resulted in loss recognition, related to the reductions in long-term interest rates and equity rate of return, of $68 million, $10 million of which was reflected in Adjusted operating earnings before income taxes and included in the table above. The remaining $58 million was excluded from Adjusted operating earnings before income taxes and reflected in Income (loss) from businesses exited or to be exited through reinsurance. During the quarter ended September 30, 2019, there was no loss recognition. Refer to Critical Accounting Judgments and Estimates in Part I, Item 2. of this Quarterly Report on Form 10-Q for more information.

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

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Nine Months Ended September 30,
($ in millions)	2020	2019
Beginning cash and cash equivalents balance	$212	$209
Sources:
Proceeds from loans from subsidiaries, net of repayments	362	125
Dividends and returns of capital from subsidiaries	294	956
Collateral received, net	4	—
Refund of income taxes, net	112	128
Proceeds from issuance of preferred stock, net	—	293
Other, net	6	—
Total sources	778	1,502
Uses:
Premium paid and other fees related to debt extinguishment	—	9
Payment of interest expense	93	98
Capital provided to subsidiaries	7	3
New issuances of loans to subsidiaries, net of repayments	54	157
Amounts paid to subsidiaries under tax sharing agreements, net	142	128
Common stock acquired - Share repurchase	366	936
Share-based compensation	15	17
Dividends paid on preferred stock	32	24
Dividends paid on common stock	58	23
Repurchase of Senior Notes	—	97
Other, net	—	8
Total uses	767	1,500
Net increase in cash and cash equivalents	11	2
Ending cash and cash equivalents balance	$223	$211

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

The authorization for the share repurchase program may be terminated, increased or decreased by our Board of Directors at any time. As of September 30, 2020, we were authorized to repurchase shares up to an aggregate purchase price of $284 million.

The following table presents repurchases of our common stock through share repurchase agreements with third-party financial institutions during the nine months ended September 30, 2020:

Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
December 19, 2019	$200	2,591,093	February 26, 2020	727,368	3,318,461

During the nine months ended September 30, 2020, we repurchased 7,390,099 shares of our common stock in open market repurchases for an aggregate purchase price of $366 million.

The following table summarizes our return of capital to common shareholders:

	Nine Months Ended September 30,
($ in millions)	2020	2019
Dividends to shareholders	$58	$23
Repurchase of common shares	406	936
Total cash returned to shareholders	$464	$959

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

See the Financing Agreements and Shareholders’ Equity Notes to our Consolidated Financial Statements in Part I, Item 1. of this Form 10-Q for additional details over changes in debt and equity during the year and impacting capitalization.

Senior Unsecured Credit Facility

As of September 30, 2020, we had a $500 million senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 million of committed capacity for issuing letters of credit and the full $500 million may be utilized for direct borrowings. As of September 30, 2020, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, we are required to maintain a minimum net worth of $6.15 billion, which may increase upon any future equity issuances by us.

Other Credit Facilities

We use credit facilities to provide collateral required primarily under our affiliated reinsurance transactions with captive insurance subsidiaries. We also issue guarantees and enter into financing arrangements in connection with these credit facilities. These arrangements are designed to facilitate the financing of statutory reserve requirements.

The following table summarizes our credit facilities as of September 30, 2020:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	11/01/2024	$500	$—	$500
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. /SLDI	Other(3)	Unsecured	Uncommitted	12/31/2020	300	58	—
Voya Financial, Inc. / SLDI	Individual Life(2)	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / SLDI	Individual Life(2)	Unsecured	Committed	07/01/2037	1,725	1,691	34
Voya Financial, Inc. /Roaring River LLC	Individual Life(2)(4)	Unsecured	Committed	10/01/2025	425	385	40
Voya Financial, Inc. /Roaring River IV, LLC	Individual Life(2)	Unsecured	Committed	12/31/2028	565	365	200
Voya Financial, Inc.	Individual Life(3)	Unsecured	Committed	12/09/2024	300	264	36
Voya Financial, Inc.	Individual Life/Retirement/Other(3)	Unsecured	Committed	02/11/2022	300	300	—
SLDI	Hannover Re(1)	Unsecured	Committed	10/29/2023	1	1	—
Total					$4,601	$3,540	$810
N/A- Not Applicable
(1) Individual Life Reinsurance business acquired by Hannover Re in 2009 via indemnity reinsurance, see "Reinsurance" below for further information.
(2) These facilities will be terminated as a result of the sale of SLD and SLDI to Resolution. Fees associated with these facilities for the three and nine months ended September 30, 2020 were $7million and $20 million, respectively. Fees associated with these facilities for the three and nine months ended September 30, 2019 were $7 million and $21 million, respectively.
(3) In December 2019 and January 2020, these facilities were amended to include terms which require us to maintain a minimum net worth of $6.15 billion. The minimum net worth may increase upon any future equity issuances by us.
(4) This facility is associated with a total return swap between Voya Financial, Inc. and the lender. As of September 30, 2020, we did not meet the net worth requirement pursuant to the swap agreements. We are currently working with the lender to obtain a waiver to not designate this as a collateralized event.

Total fees associated with credit facilities were $7 million and $22 million for the three and nine months ended September 30, 2020, respectively. Total fees associated with credit facilities were $9 million and $25 million for the three and nine months ended September 30, 2019, respectively.

Voya Financial, Inc. Credit Support of Subsidiaries

In addition to our Senior Unsecured Credit Facility, Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries in which Voya Financial is either a primary obligor or provides a financial guarantee. As of September 30, 2020, such facilities provided for up to $4.0 billion of capacity, of which $3.4 billion was utilized.

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

•Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent for the amount of the statutory reserves assumed by SLD. The current amount of reserves outstanding as of September 30, 2020 is $13 million. We intend to terminate this guarantee arrangement in connection with the Individual Life Transaction.

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

We did not recognize any asset or liability as of September 30, 2020 in relation to intercompany indemnifications, guarantees or support agreements. As of September 30, 2020, no circumstances existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of September 30, 2020, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.9 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of September 30, 2020, Voya Financial, Inc. had $431 million outstanding borrowings from subsidiaries and had loaned $219 million to its subsidiaries.

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

With respect to certain reinsurance agreements, based on the amount of reinsurance outstanding as of September 30, 2020 and December 31, 2019, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $13 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

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

Estimated loss on businesses held for sale

On December 18, 2019, we entered into the Resolution MTA with Resolution Life US pursuant to which Resolution Life US will acquire all of the shares of the capital stock of SLD and SLDI, including the capital stock of several subsidiaries of SLD and SLDI. This transaction will result in the sale of a significant portion of of our Individual Life business as well as the fixed and variable Annuities business associated with the subsidiaries sold. We have determined that the businesses to be disposed via sale meet the criteria to be classified as held for sale and the sale represents a strategic shift that will have a major effect on our operations. Accordingly, the results of operations of the businesses to be sold have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, and the assets and liabilities of the businesses have been classified as held for sale and segregated for all periods presented in the Condensed Consolidated Balance Sheets. A business classified as held for sale is recorded at the lower of its carrying value or estimated fair value less cost to sell. If the carrying value exceeds its estimated fair value less cost to sell, a loss is recognized. Transactions between the businesses held for sale and businesses in continuing operations that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and the assets, liabilities and results of the businesses held for sale. In connection with this transaction, we recorded an estimated loss on sale, net of tax, of $1,108 million in the fourth quarter of 2019. The estimated loss on sale, net of tax is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date, which is expected to take place by January 4, 2021. We are required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Transaction. As such, Income (loss) from discontinued operations, net of tax, for the nine months ended September 30, 2020 includes an additional estimated loss on sale, net of tax of $231 million. For additional information on the Individual Life Transaction and the related estimated loss on sale, net of tax, see Trends and Uncertainties in Part II, Item 7. of our Annual Report on Form 10-K and the Business Held for Sale and Discontinued Operations Note to our accompanying Condensed Consolidated Financial Statements.

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC/VOBA and other intangibles balances, amortization rates, reserve levels and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC/VOBA and other intangibles, reserves and the related results of operations. During the third quarter of 2020 and 2019, we conducted our annual review of assumptions, including projection model inputs and made a number of changes to our assumptions which impacted the results of our segments included in our Net income (loss). For further information, see the Overview and the DAC/VOBA and Other Intangibles Unlocking sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. of this Quarterly Report on Form 10-Q.

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

($ in millions)	As of September 30, 2020
	Continuing Operations (1)	Discontinued Operations	Total
Decrease in long-term equity rate of return assumption by 100 basis points	$(39)	$—	$(39)
A change to the long-term interest rate assumption of -50 basis points	(52)	(16)	(68)
A change to the long-term interest rate assumption of +50 basis points	45	27	72
An assumed increase in future mortality by 1%	(11)	(6)	(17)
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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2020		December 31, 2019
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$42,330	75.4%	$39,663	74.0%
Fixed maturities, at fair value using the fair value option	3,014	5.4%	2,707	5.0%
Equity securities, available-for-sale	371	0.7%	196	0.4%
Short-term investments(1)	70	0.1%	68	0.1%
Mortgage loans on real estate	6,762	12.1%	6,878	12.8%
Policy loans	735	1.3%	776	1.4%
Limited partnerships/corporations	1,383	2.4%	1,290	2.4%
Derivatives	270	0.5%	316	0.6%
Other investments	319	0.6%	385	0.7%
Securities pledged	827	1.5%	1,408	2.6%
Total investments	$56,081	100.0%	$53,687	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	September 30, 2020
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,058	2.6%	$1,541	3.3%
U.S. Government agencies and authorities	73	0.2%	103	0.2%
State, municipalities and political subdivisions	1,171	2.9%	1,353	2.9%
U.S. corporate public securities	13,051	31.9%	15,689	34.2%
U.S. corporate private securities	5,433	13.4%	6,199	13.4%
Foreign corporate public securities and foreign governments(1)	3,989	9.8%	4,574	9.9%
Foreign corporate private securities(1)	4,354	10.7%	4,724	10.2%
Residential mortgage-backed securities	5,430	13.4%	5,695	12.3%
Commercial mortgage-backed securities	4,011	9.9%	4,203	9.1%
Other asset-backed securities	2,095	5.2%	2,090	4.5%
Total fixed maturities, including securities pledged	$40,665	100.0%	$46,171	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2019
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,074	2.7%	$1,382	3.2%
U.S. Government agencies and authorities	74	0.2%	95	0.2%
State, municipalities and political subdivisions	1,220	3.1%	1,323	3.0%
U.S. corporate public securities	12,980	32.5%	14,938	34.0%
U.S. corporate private securities	5,568	14.0%	6,035	13.8%
Foreign corporate public securities and foreign governments(1)	3,887	9.8%	4,341	10.0%
Foreign corporate private securities(1)	4,545	11.4%	4,831	11.0%
Residential mortgage-backed securities	4,999	12.6%	5,204	11.9%
Commercial mortgage-backed securities	3,402	8.5%	3,574	8.2%
Other asset-backed securities	2,058	5.2%	2,055	4.7%
Total fixed maturities, including securities pledged	$39,807	100.0%	$43,778	100.0%
(1)Primarily U.S. dollar denominated.

As of September 30, 2020, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 8.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,541	$—	$—	$—	$—	$—	$1,541
U.S. Government agencies and authorities	103	—	—	—	—	—	103
State, municipalities and political subdivisions	1,222	130	—	—	—	1	1,353
U.S. corporate public securities	6,372	8,463	736	96	22	—	15,689
U.S. corporate private securities	2,271	3,574	235	105	14	—	6,199
Foreign corporate public securities and foreign governments(1)	1,645	2,672	208	48	—	1	4,574
Foreign corporate private securities(1)	502	3,867	130	225	—	—	4,724
Residential mortgage-backed securities	5,374	244	30	—	23	24	5,695
Commercial mortgage-backed securities	3,799	375	18	11	—	—	4,203
Other asset-backed securities	1,822	218	10	12	22	6	2,090
Total fixed maturities	$24,651	$19,543	$1,367	$497	$81	$32	$46,171
% of Fair Value	53.4%	42.3%	3.0%	1.0%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,382	$—	$—	$—	$—	$—	$1,382
U.S. Government agencies and authorities	95	—	—	—	—	—	95
State, municipalities and political subdivisions	1,200	121	—	—	—	2	1,323
U.S. corporate public securities	6,783	7,327	682	124	22	—	14,938
U.S. corporate private securities	2,095	3,620	157	148	15	—	6,035
Foreign corporate public securities and foreign governments(1)	1,758	2,389	148	46	—	—	4,341
Foreign corporate private securities(1)	505	4,050	232	44	—	—	4,831
Residential mortgage-backed securities	5,030	111	18	1	19	25	5,204
Commercial mortgage-backed securities	3,166	322	66	12	8	—	3,574
Other asset-backed securities	1,765	209	21	3	57	—	2,055
Total fixed maturities	$23,779	$18,149	$1,324	$378	$121	$27	$43,778
% of Fair Value	54.2%	41.5%	3.0%	0.9%	0.3%	0.1%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	September 30, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,541	$—	$—	$—	$—	$1,541
U.S. Government agencies and authorities	97	6	—	—	—	103
State, municipalities and political subdivisions	88	793	342	129	1	1,353
U.S. corporate public securities	167	901	5,973	7,840	808	15,689
U.S. corporate private securities	109	205	1,951	3,586	348	6,199
Foreign corporate public securities and foreign governments(1)	14	375	1,397	2,509	279	4,574
Foreign corporate private securities(1)	—	49	401	3,957	317	4,724
Residential mortgage-backed securities	4,133	331	135	264	832	5,695
Commercial mortgage-backed securities	1,537	510	977	1,013	166	4,203
Other asset-backed securities	389	499	907	214	81	2,090
Total fixed maturities	$8,075	$3,669	$12,083	$19,512	$2,832	$46,171
% of Fair Value	17.5%	7.9%	26.2%	42.3%	6.1%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,382	$—	$—	$—	$—	$1,382
U.S. Government agencies and authorities	89	6	—	—	—	95
State, municipalities and political subdivisions	83	757	360	121	2	1,323
U.S. corporate public securities	152	924	5,715	7,373	774	14,938
U.S. corporate private securities	148	184	1,882	3,494	327	6,035
Foreign corporate public securities and foreign governments(1)	13	377	1,353	2,378	220	4,341
Foreign corporate private securities(1)	—	—	591	4,022	218	4,831
Residential mortgage-backed securities	3,768	175	110	383	768	5,204
Commercial mortgage-backed securities	1,397	365	872	777	163	3,574
Other asset-backed securities	393	411	920	215	116	2,055
Total fixed maturities	$7,425	$3,199	$11,803	$18,763	$2,588	$43,778
% of Fair Value	17.0%	7.3%	27.0%	42.8%	5.9%	100.0%
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

Potential Credit Related COVID-19 Exposures

The following table presents our fixed maturities portfolio exposure to sectors that we believe may be particularly affected by the economic consequences of COVID-19:

($ in millions)	September 30, 2020
						NAIC Rating (%)
	Fair Value	Fair Value %	Unrealized Capital Gain/Loss	% Public	% Private	1	2	3	4-6
Energy	$2,928	6.3%	$308	72%	28%	21.9%	64.5%	11.0%	2.6%
Midstream	1,236	2.7%	145	67%	33%	5.6%	87.1%	7.0%	0.3%
Independent Energy	634	1.4%	37	75%	25%	36.2%	27.6%	25.5%	10.7%
Integrated Energy	614	1.3%	83	83%	17%	50.1%	43.4%	6.5%	—%
Refining	207	0.4%	33	90%	10%	—%	95.1%	4.9%	—%
Oil Field Services	237	0.5%	10	47%	53%	15.3%	73.7%	10.8%	0.2%
Metals	679	1.5%	123	81%	19%	15.2%	75.1%	9.7%	—%
Airlines/Aircraft Leasing	325	0.7%	(20)	47%	53%	21.6%	43.5%	34.9%	—%
Restaurants	277	0.6%	35	94%	6%	1.2%	91.5%	0.1%	7.2%
Airports	184	0.4%	15	52%	48%	25.2%	61.2%	13.6%	—%
Lodging	251	0.5%	(13)	85%	15%	65.1%	18.3%	12.2%	4.4%
Automotive	468	1.0%	35	55%	45%	22.1%	61.6%	12.7%	3.6%
Retailers	1,248	2.8%	215	87%	13%	52.1%	45.7%	1.3%	0.9%
COVID-19 Subtotal	6,360	13.8%	698	76%	24%	33.2%	56.0%	9.1%	1.7%
Remaining Portfolio	39,811	86.2%	4,801	77%	23%	57.4%	39.5%	2.0%	1.1%
Grand Total	$46,171	100.0%	$5,499	76%	24%	53.4%	42.3%	3.1%	1.2%

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

In April 2020, we first analyzed the potential impact of two hypothetical stress scenarios on our excess capital levels out through the second quarter 2021. “Stress Case One” was determined to reduce our excess capital levels by approximately $300 million. “Stress Case Two”, a more severe hypothetical stress scenario, would reduce our excess capital levels by approximately $600 million. Based on a review of those scenarios and credit events through third quarter, including certain downgrades in our securities portfolio in the second and third quarters of 2020, we have revised our hypothetical stress cases to $300 million for “Stress Case One” and $450 million for “Stress Case Two”. In addition, the timeframe was extended out through the end of 2021. To date, results are generally consistent with “Stress Case One”. Although we believe that these scenarios reflect the range of adverse conditions that we might reasonably experience due to COVID-19, it is possible the outcomes are worse, perhaps materially so. The effects on our capital in such scenarios reflect only the impact from impairments or ratings downgrades on our asset portfolio, and not from declines in our earnings (including from increased claims) that might also result from COVID-19.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $180 million from $91 million to $271 million for the nine months ended September 30, 2020. A modest steepening of the yield curve, that included higher interest rates in the long-end, increased unrealized losses on a small portion of the portfolio. Tighter spreads on the quarter and historically low interest rates continue to limit the overall amount of unrealized losses. As a result of the uncertainty related to the effect of the COVID-19 pandemic, spreads on all risk assets widened substantially through late March only to recover much of that weakness during the second quarter, with modest improvement in the third quarter. Risk-free rates rallied on this uncertainty and remained at these low levels despite the stabilization in market conditions and sentiment. The combination of these two factors resulted in a $146 million reduction in the gross unrealized loss during the quarter. See “-Overview - Trends and Uncertainties in this Management’s Discussion and Analysis.

As of September 30, 2020 and December 31, 2019, we held two and one fixed maturities with unrealized capital losses in excess of $10 million. As of September 30, 2020 and December 31, 2019, the unrealized capital losses on these fixed maturities equaled $33 million or 12.2% and $13 million or 14.2% of the total unrealized losses, respectively.

As of September 30, 2020, we held $2.9 billion of energy sector fixed maturity securities, constituting 6.3% of the total fixed maturities portfolio, with gross unrealized capital losses of $51 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturity securities equaled $20 million. As of September 30, 2020, our fixed maturity exposure to the energy sector is comprised of 86.5% investment grade securities.

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

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	September 30, 2020			December 31, 2019
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$3,201	$3,351	91.5%	$3,131	$3,273	95.4%
2	236	240	6.6%	104	105	3.1%
3	21	23	0.6%	12	12	0.3%
4	—	—	—%	—	—	—%
5	12	23	0.6%	8	18	0.5%
6	18	25	0.7%	19	25	0.7%
Total	$3,488	$3,662	100.0%	$3,274	$3,433	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	September 30, 2020			December 31, 2019
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$13,009	$62	$221	$13,772	$58	$131

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	September 30, 2020			December 31, 2019
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$230	$318	8.7%	$273	$350	10.2%
Interest Only (IO)	281	286	7.8%	179	183	5.3%
Inverse IO	1,815	1,901	51.9%	1,615	1,681	49.1%
Principal Only (PO)	209	217	5.9%	230	235	6.8%
Floater	10	10	0.3%	11	12	0.3%
Agency Credit Risk Transfer	941	928	25.3%	957	962	28.0%
Other	2	2	0.1%	9	10	0.3%
Total	$3,488	$3,662	100.0%	$3,274	$3,433	100.0%

During the nine months ended September 30, 2020, the market value of our CMO-B portfolio increased primarily due to new purchase activity exceeding paydowns and maturities. Valuation of the securities within our CMO-B portfolio have remained stable and the strategy continues to generate positive relative performance. Yields within the CMO-B portfolio continue to decline as fair value asset yields reset lower and higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.
The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Net investment income (loss)	$179	$115	$485	$322
Net realized capital gains (losses)(1)	(127)	(44)	(223)	(97)
Income (loss) from continuing operations before income taxes	$52	$71	$262	$225
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from continuing operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Income (loss) from continuing operations before income taxes	$52	$71	$262	$225
Realized gains/(losses) including impairment	3	2	9	1
Fair value adjustments	(10)	(23)	(136)	(83)
Total adjustments to income (loss) from continuing operations	(7)	(21)	(127)	(82)
Adjusted operating earnings before income taxes	$45	$50	$135	$143

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential mortgage-backed securities

The following tables present our residential mortgage-backed securities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,994	$188	$2	$11	$3,191
Prime Non-Agency	2,297	79	30	2	2,348
Alt-A	118	10	2	10	136
Sub-Prime(1)	49	6	—	—	55
Total RMBS	$5,458	$283	$34	$23	$5,730
(1) Includes subprime other asset backed securities.

	December 31, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,783	$137	$3	$10	$2,927
Prime Non-Agency	2,062	47	10	2	2,101
Alt-A	133	14	—	8	155
Sub-Prime(1)	52	6	1	—	57
Total RMBS	$5,030	$204	$14	$20	$5,240
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed securities

The following tables present our commercial mortgage-backed securities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$269	$317	$94	$96	$132	$134	$102	$96	$16	$15	$613	$658
2014	314	371	71	72	53	53	25	24	31	31	494	551
2015	224	255	171	178	120	118	132	131	23	24	670	706
2016	59	66	31	32	36	38	53	52	—	—	179	188
2017	111	128	41	41	118	116	99	96	72	69	441	450
2018	120	140	27	27	205	203	124	122	17	18	493	510
2019	177	210	43	42	212	208	371	365	9	9	812	834
2020	49	50	21	22	108	107	131	127	—	—	309	306
Total CMBS	$1,323	$1,537	$499	$510	$984	$977	$1,037	$1,013	$168	$166	$4,011	$4,203

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$286	$316	$42	$43	$70	$71	$124	$131	$3	$4	$525	$565
2014	307	336	44	45	59	61	28	29	25	25	463	496
2015	234	248	160	165	115	119	127	132	25	25	661	689
2016	59	61	17	18	30	32	50	53	8	8	164	172
2017	131	138	41	41	129	134	66	68	66	68	433	449
2018	121	137	24	25	231	240	95	98	2	2	473	502
2019	143	160	28	28	213	215	268	267	31	31	683	701
Total CMBS	$1,281	$1,396	$356	$365	$847	$872	$758	$778	$160	$163	$3,402	$3,574

As of September 30, 2020, 90.4% and 8.9% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2019, 88.6% and 9.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$312	$311	$351	$351	$700	$687	$26	$25	$71	$49	$1,460	$1,423
Auto-Loans	4	3	10	10	10	11	—	—	—	—	24	24
Student Loans	17	18	119	124	74	75	1	1	—	—	211	218
Credit Card loans	—	—	—	—	—	—	—	—	—	—	—	—
Other Loans	51	57	14	14	125	130	180	189	—	—	370	390
Total Other ABS(1)	$384	$389	$494	$499	$909	$903	$207	$215	$71	$49	$2,065	$2,055
(1) Excludes subprime other asset backed securities.

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$317	$315	$298	$298	$699	$689	$31	$30	$86	$76	$1,431	$1,408
Auto-Loans	3	4	10	10	8	8	—	—	—	—	21	22
Student Loans	17	17	94	96	93	95	2	1	—	—	206	209
Credit Card loans	1	1	—	—	—	—	—	—	—	—	1	1
Other Loans	55	58	6	7	123	126	179	183	5	5	368	379
Total Other ABS(1)	$393	$395	$408	$411	$923	$918	$212	$214	$91	$81	$2,027	$2,019
(1) Excludes subprime other asset backed securities.

As of September 30, 2020, 87.0% and 10.6% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2019, 85.9% and 10.2% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

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

Loans are written off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously written-off and expected to be written-off. For those mortgages that are determined to require foreclosure, expected credit losses are based on the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of September 30, 2020, there were two commercial mortgage loans with a pre and post carrying value of $9 and $6, respectively for which repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty. The collateral is Office/Retail space and Hotel. The expected credit loss was based on the fair value of the underlying collateral and there was a subsequent write off against the allowance of $3.

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

As of September 30, 2020, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 45.1%. As of December 31, 2019, our mortgage loans on real estate portfolio had a weighted average DSC of 2.3 times, and a weighted average LTV ratio of 61.5%. While still heavily impacted by COVID-19, the Commercial Mortgage Loan portfolio allowance decreased by $19 during the quarter as certain sectors of the economy resumed operations, albeit at lower than pre-pandemic levels. We continue to observe distress in the hotel sector. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of September 30, 2020, our total European exposure had an amortized cost and fair value of $4,074 million and $4,525 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $500 million, which includes non-financial institutions exposure in Ireland of $174 million, in Italy of $146 million, and in Spain of $137 million. We also had financial institutions exposure in Ireland of zero million, in Italy of $10 million and in Spain of $33 million. We did not have any exposure to Portugal or Greece.

Among the remaining $4,025 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2020, our non-peripheral sovereign exposure was $149 million, which consisted of fixed maturities and derivative assets. We also had $668 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $131 million and the United Kingdom of $324 million. The balance of $3,208 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $2,062 million, in The Netherlands of $366 million, in Belgium of $231 million, in France of $379 million, in Germany of $221 million, in Switzerland of $307 million, and in Russia of $76 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct debt or equity investments in and management fees generated from these entities. Such direct investments amounted to approximately $254 and $279 as of September 30, 2020 and December 31, 2019, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

Market Risk Related to Interest Rates

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value within our continuing operations from hypothetical 100 basis point upward and downward shifts in interest rates as of September 30, 2020. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of September 30, 2020
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Continuing operations:(6)
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$46,171	$(3,265)	$2,672
Commercial mortgage and other loans	—	7,266	(367)	215
Notes Receivable(3)	—	257	(34)	41
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	45,223	(3,657)	4,657
Funding agreements with fixed maturities	—	795	(23)	11
Supplementary contracts and immediate annuities	—	876	(43)	51
Derivatives:
Interest rate contracts	20,402	188	41	(9)
Long-term debt	—	3,491	(228)	261
Embedded derivatives on reinsurance	—	143	77	(84)
Guaranteed benefit derivatives(4):
Other(5)	—	177	(102)	96
(1)    Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.
(2)    (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3)    Reflects SLD's surplus notes as of September 30, 2020 and is included included in Other investments on the Condensed Consolidated Balance Sheets.
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

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of September 30, 2020. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of September 30, 2020
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Continuing operations:(3)
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$371	$23	$(23)
Limited liability partnerships/corporations	—	1,383	85	(85)
Derivatives:
Equity futures and total return swaps	262	4	1	(1)
Equity options	143	3	1	(1)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
Other(2)	—	177	(2)	3
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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2020, we implemented a new accounting and financial reporting platform, including a new general ledger system. This new system will standardize processes, improve the efficiency of our operations and further strengthen internal controls over financial reporting. As such, we modified our internal controls over financial reporting to align with the new processes and system.

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

Many businesses around the world, including ours, have been significantly affected by the global outbreak of COVID-19 disease. Since March 2020, when the disease first became widespread, global financial markets have experienced periods of extreme volatility. These market events, which include a significant drop in equity prices in the early spring followed by a recovery in the second and third quarters, declines in U.S. Treasury yields and distress in certain credit market sectors such as energy, real estate, transportation and retail, adversely affected our first, second and third quarter 2020 financial results and are likely to continue to have adverse effects on our business for the foreseeable future. These future adverse effects, which could be material, may include:

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

In addition, our business process and IT operations depend to a significant extent on outsourcing providers and a joint venture based in India, which has reimposed lockdowns in several cities across India as they experience resurgences of COVID-19 cases. Although our joint venture operations did not experience any notable disruptions from a transition to work-from-home, several of our outsourcing providers have experienced difficulty in moving their employee bases to a work-from-home arrangement. While these difficulties have not yet materially interfered with our business operations, there is a risk of future disruptions, particularly if the Indian lockdowns persist for an extended period of time.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
July 1, 2020 - July 31,, 2020	—	$—	—	$284
August 1, 2020- August 31, 2020	27,360	51.17	—	284
September 1, 2020 - September 30, 2020	2,955	52.07	—	284
Total	30,315	$51.25	—	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended September 30, 2020, there was an increase of 30,315 Treasury shares in connection with such withholding activities.
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

Item 6.        Exhibits

See Exhibit Index on page 164 hereof.

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

