Form 10-K
period 2020-12-31
Voya Financial, Inc.
filed 2021-03-01
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒ Yes ☐ No

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

As of June 30, 2020, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $5.9 billion.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.             ☐ Yes    ☐ No

As of February 16, 2021, there were 123,798,256 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of Voya Financial, Inc.'s Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

1

Voya Financial, Inc.
Form 10-K for the period ended December 31, 2020

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, (x) changes in the policies of governments and/or regulatory authorities, (xi) our ability to successfully manage the separation of the fixed and variable annuities businesses that we sold to VA Capital LLC on June 1, 2018, and the Individual Life business that we sold to Resolution Life US on January 4, 2021, including the transition services on the expected timeline and economic terms, and (xii) other factors described in the section "Item 1A. Risk Factors."
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

MARKET DATA

In this Annual Report on Form 10-K, we present certain market and industry data and statistics. This information is based on third-party sources which we believe to be reliable, such as LIMRA, Secure Retirement Institute, an insurance and financial services industry organization (for Retirement and Employee Benefits market leadership positions), Morningstar fund data and eVestment institutional composites (for Investment Management market leadership positions) and industry recognized publications and websites such as Pensions & Investments (for Retirement and Investment Management), InvestmentNews.com (for Retirement and Investment Management) and MyHealthGuide (for Employee Benefits). Market ranking information is generally based on industry surveys and therefore the reported rankings reflect the rankings only of those companies who voluntarily participate in these surveys. Accordingly, our market ranking among all competitors may be lower than the market ranking set forth in such surveys. In some cases, we have supplemented these third-party survey rankings with our own information, such as where we believe we know the market ranking of particular companies who do not participate in the surveys.

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

We are a leading retirement, investment and employee benefits company providing complementary solutions to improve the financial outcomes of approximately 14.8 million individual customers, workplace participants and institutions in the United States as of December 31, 2020. Our vision is to be America’s Retirement Company™. Our approximately 6,000 employees (as of December 31, 2020) are focused on executing our mission to make a secure financial future possible—one person, one family and one institution at a time. Through our complementary set of businesses, we help our customers save, grow, protect and enjoy their wealth to and through retirement. We offer our products and services through a broad group of financial intermediaries, independent producers, affiliated advisors and dedicated sales specialists throughout the United States.

Our extensive scale and breadth of product offerings are designed to help Americans achieve their retirement savings, investment income and protection goals. Our strategy is centered on preparing customers for financial wellness—being emotionally and economically secure and ready for their retirement. We believe that the aging of the U.S. population, weakening of traditional social safety nets, shifting of responsibility for retirement planning from institutions to individuals and growth in total retirement account assets will drive significant demand for our products and services. We believe that we are well positioned to deliver on this Retirement Readiness need.

We help our customers achieve three essential financial goals, as they plan for, invest for and protect their retirement years:

We provide our products and services principally through three segments: Retirement, Investment Management, and Employee Benefits. On January 4, 2021, we completed the sale of our Individual Life and certain legacy annuities businesses. Accordingly, substantially all of our former Individual Life segment has now been reclassified as Discontinued Operations. The sale of the Individual Life business is described further under "—Organizational History and Structure—Individual Life Transaction".

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

As of December 31, 2020, on a consolidated basis, we had $700.2 billion in total AUM and AUA and total shareholders' equity, excluding accumulated other comprehensive income/loss ("AOCI") and noncontrolling interests, of $5.2 billion.

For the year ended December 31, 2020, we generated $352 million of Income (loss) from continuing operations before income taxes, and $495 million of Adjusted operating earnings before income taxes. Adjusted operating earnings before income taxes is a non-GAAP financial measure. For a reconciliation of Adjusted operating earnings before income taxes to Income (loss) before income taxes, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations— Company Consolidated."

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

Our Organizational Structure

We are a holding company incorporated in Delaware in April 1999. We operate our businesses through a number of direct and indirect subsidiaries. The following organizational chart presents the ownership and jurisdiction of incorporation of our principal subsidiaries as of December 31, 2020:

* SLD and SLDI were divested as of January 4, 2021 upon the closing of the Individual Life Transaction described below under "—Individual Life Transaction"

The chart above includes:
•Voya Financial, Inc.
•Our principal intermediate holding company, Voya Holdings, which is the direct parent of a number of our insurance and non-insurance operating entities.
•Our principal operating entities that are the primary sources of cash distributions to Voya Financial, Inc. Specifically, these entities are our principal insurance operating companies (VRIAC and RLI, as well as SLD through December 31, 2020) and Voya Investment Management LLC, the holding company for entities that operate our Investment Management segment.
•SLDI, our former Arizona captive that was divested on January 4, 2021.

Individual Life Transaction

On January 4, 2021, we consummated a series of transactions (collectively, the "Individual Life Transaction") pursuant to a Master Transaction Agreement dated December 18, 2019 (the “Resolution MTA”) with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the shares of the capital stock of SLD and SLDI, including the capital stock of several subsidiaries of SLD and SLDI. Concurrently with the sale, SLD entered into reinsurance treaties with RLI, ReliaStar Life Insurance Company of New York, an insurance company organized under the laws of the State of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of the Company. Pursuant to these treaties, RLI and VRIAC reinsure to SLD a 100% quota share, and RLNY reinsures to SLD a 75% quota share, of their respective in-scope individual life insurance and annuities businesses. RLI, RLNY, and VRIAC remain subsidiaries of the Company. The transaction resulted in our disposition of substantially all of our life insurance and legacy non-retirement annuity businesses and related assets.

Resolution Life US is an insurance holding company formed by Resolution Life Group Holdings, L.P., a Bermuda-based limited partnership (“RLGH”).

The assets associated with the businesses sold are managed, in significant part, by Voya IM pursuant to asset management agreements with the divested companies. These investment management mandates vary according to the asset class involved, but are expected to last for minimum terms of between two and seven years after closing.

Pursuant to the Individual Life Transaction, Voya Financial has divested or will dissolve five regulated insurance entities, including its life companies domiciled in Colorado and Indiana, and captive entities domiciled in Arizona and Missouri. Voya Financial has also divested Voya America Equities LLC, a regulated broker-dealer, in connection with the Individual Life Transaction and has transferred or ceased usage of a substantial number of administrative systems.

We transferred a significant number of employees to Resolution Life US on the closing date, and also agreed to provide transition services for a period of up to two years following the closing, subject to extension. We earn fees for providing these transition services.

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

OUR BUSINESSES

Retirement

Our Retirement segment is focused on meeting the needs of individuals in preparing for and sustaining a secure retirement through employer-sponsored plans and services, as well as through individual retirement accounts and comprehensive financial product offerings and planning and advisory services. We are well positioned in the marketplace, with our industry-leading Institutional Retirement Plans business and our Retail Wealth Management business having a combined $520.3 billion of AUM and AUA as of December 31, 2020 (which includes Retail Assets Under Advisement), of which $78.9 billion were in proprietary assets.

Our Institutional Retirement Plans business, with AUM and AUA of $457.4 billion as of December 31, 2020, offers tax-deferred employer-sponsored retirement savings plan and administrative services to corporations of all sizes, public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations and state and local governments. We also offer stable value investment products to institutional plan sponsors. This broad-based institutional business is diversified across many sectors of the economy. In the defined contribution market, we provide services to more than 51,000 plan sponsors covering approximately 6.1 million plan participant accounts as of December 31, 2020.

Our Retail Wealth Management business, with AUM and AUA of $62.8 billion as of December 31, 2020, focuses on the rapidly expanding retiree market as well as on pre-retirees. Retail AUA includes assets under advisement, which comprises brokerage and investment advisory assets. This business offers holistic financial planning and advisory services through protection and investment products to help individuals plan, protect and invest to and through retirement. Products and services are provided through Voya's registered investment advisor and broker-dealer, Voya Financial Advisors ("VFA"). On February 8, 2021, we entered into an agreement with Cetera Financial Group, Inc. (“Cetera”), one of the nation's largest networks of independently managed broker-dealers, pursuant to which Cetera will acquire the independent financial planning channel of

VFA (the "Financial Planning Channel Sale"). In connection with this transaction, we expect to transfer approximately 900 independent financial professionals serving retail customers with approximately $40 billion in assets to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our Retirement business. The transaction is expected to close in the second or third quarter of 2021. The closing is subject to certain conditions, including the receipt of required regulatory approvals.

Our Retirement segment earns revenue principally from asset and participant-based advisory and recordkeeping fees. Retirement generated Adjusted operating earnings before income taxes of $443 million for the year ended December 31, 2020. Our Investment Management segment also earns market-based fees from the management of the general account and mutual fund assets supporting Institutional Retirement Plans and certain Retail Wealth Management products and advisory solutions.

We will continue to focus on growing our retirement platform through focused sales and retention efforts in our Institutional Retirement Plans business and by leveraging our financial wellness offerings and Retail Wealth Management business to deepen relationships with our Institutional Retirement Plan participants. We will also continue to place a strong emphasis on capital and cost management while also growing our distribution platform, achieving a diversified retirement product mix and focusing on digital and other innovation efforts that make it easy to do business with us and drive positive outcomes for customers.

Institutional Retirement Plans

Products and Services

We are one of the nation's leading providers that offer tax-deferred institutional retirement savings plans, services and support to the full spectrum of businesses, ranging from small to mega-sized plans and across all markets and code sections. These plans may either be offered as full service options or recordkeeping services products. We also offer stable value investment options to institutional clients and a suite of financial wellness solutions to our plan participants, including health reimbursement accounts, health savings and flexible spending accounts, student loan debt support, and additional products and services through our "Voya Cares" program, which serves those living with special needs and disabilities and their caregivers.

Full-service retirement products provide recordkeeping and plan administration services, tailored participant communications and education programs, award-winning myOrangeMoney® digital capabilities for sponsors and plan participants (plus mobile capabilities for participants), trustee services and institutional and retail investments. Offerings include a wide variety of investment and administrative products for defined contribution plans for tax-advantaged retirement savings, as well as nonqualified executive benefit plans and employer stock option plans. Plan sponsors may select from a variety of investment structures and products, such as general account, separate account, mutual funds, stable value or collective investment trusts and a variety of underlying asset types (including their own employer stock) to best meet the needs of their employees. A broad selection of funds is available for our products in all asset categories from over 300 fund families, including the Voya family of mutual funds managed by our Investment Management segment. An open architecture investment platform (which offers most funds for which trades are cleared through the National Securities Clearing Corporation) is also available in certain products for larger plans. Our full-service retirement plan offerings are also supported by financial planning and participant investment advisory services offered through our Retail Wealth Management business or through third parties (e.g., Morningstar) to help prepare individuals for retirement through customer-focused personalized and objective investment advice.

Recordkeeping service products provide recordkeeping and plan administration support for a sponsor base that includes multi/pooled employer corporate plans, large-mega corporations and state and local governments. Our recordkeeping retirement plan offerings are also supported by participant communications and education programs, award-winning myOrangeMoney® digital capabilities for sponsors and plan participants (plus mobile capabilities for participants), as well as financial planning and participant investment advisory services offered through our Retail Wealth Management business and Voya Retirement Advisors (our registered investment advisor group serving in-plan participants with the in-plan advisory services program).

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

Product/Service Model	AUM/AUA (as of December 31, 2020)	Key Market Segments/Product Lines	Primary Internal Revenue Code section	Core Products*
Full Service Plans	$165.4 billion**	Small-Mid Corporate	401(k)	Voya MAP Select, Voya Framework
		K-12 Education	403(b)	Voya Custom Choice II, Voya Retirement Choice II, Voya Framework
		Higher Education	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
		Healthcare & Other Non-Profits	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
		Government (local and state)	457	RetireFlex-SA, RetireFlex-MF, Voya Health Reserve Account, Voya Framework
Recordkeeping Business	$247.3 billion	Small-Mid Corporate	401(k)	***
		Large-Mega Corporate	401(k)	***
		Government (local and state)	457	***
Stable Value/Other	$44.7 billion****	Stable Value	*****	Separate Account and Synthetic GICs
* Core products actively being sold today.
** Includes a small block of assets associated with legacy K-12 Education market products, primarily fixed annuities, issued by RLI. Voya no longer manufactures new RLI products for distribution by sales agents licensed with RLI.
*** Offerings include administration services and investment options such as mutual funds, commingled trusts and separate accounts.
****Assets include a small block of pension risk transfer business which is no longer an active offering as well as assets in our Lifeline retained asset account designed as a death claim payment option (among other Voya options) to beneficiaries of any Voya insurance policy or contract. The pension risk transfer business as well as a portion of the Lifelines business has been sold to Resolution Life US as part of the Individual Life Transaction.
***** Sold across all market segments and various tax codes with a strong focus on Large Corporate 401(k) plans.

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

For plans in the full service tax-exempt market, we offer a variety of products that include the following:

•Voya Retirement Choice II and RetireFlex-MF, mutual fund products which provide flexible funding vehicles and are designed to provide a diversified menu of mutual funds in addition to a guaranteed option (available through a group fixed annuity contract or stable value product).

•Voya Retirement Plus II and Voya Custom Choice II, registered group annuity products featuring variable investment options held in a variable annuity separate account and a fixed investment option held in the general account.

•RetireFlex-SA, an unregistered group annuity product which features variable investment options held in a variable annuity separate account and a guaranteed option (available through a group fixed annuity contract or stable value product).

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

Corporate Markets:

•Small-Mid Corporate Market. In this market, we offer full service solutions to defined contribution plans of small-mid-sized corporations (i.e., typically less than 1,000 employees). Our product offerings include an open architecture investment platform, comprehensive fiduciary solutions, dedicated and proactive service teams and product and service innovations leveraged from our expertise across multiple market segments (all sizes of plans as well as code sections). Furthermore, we offer a unique enrollment experience through our myOrangeMoney® digital capabilities that helps engage and inform plan participants with retirement savings and income goals.

•Large-Mega Corporate Market. In this market we offer recordkeeping services to defined contribution plans of large to mega-sized corporations (i.e., typically more than 1,000 employees). Our solutions and capabilities support the most complex retirement plans with a special focus on client relationship management, tailored communication campaigns and education and enrollment support to help employers prepare their employees for retirement. We are dedicated to providing engaging information through innovative award-winning technology-based tools and print materials to help plan participants achieve a secure and dignified retirement.

Tax Exempt Markets:

•Education Market. We offer comprehensive full service solutions to both public and private K-12 educational entities as well as public and private higher education institutions. In the United States, we rank third in higher education and fourth in K-12 education market by assets as of September 30, 2020. Our support to plan sponsors, including solutions to reduce administrative burden, deep technical and regulatory expertise, and strong on-site service teams, plus advisor support and a broad suite of financial wellness products, tools, and services for participants, continue to strengthen our position as one of the top providers in this market.

•Healthcare/Other Non Profits Market. In this market we service hospitals, healthcare organizations and not-for-profit entities by offering full service solutions for a variety of plan types and code sections. We offer services that reduce sponsors' administrative burdens and provide them with deep technical and fiduciary expertise. Additionally, we offer on-site service teams to assist plan sponsors with their plans and to assist their employees with understanding and taking advantage of their plan benefits. We also provide tailored communications, education and enrollment support plus a broad suite of financial wellness products, tools and services in order to better prepare plan participants for retirement.

•Government Market. We provide both full service and recordkeeping services offerings to small and large governmental entities (e.g., state and local government) with a client base that spans nearly 50 states and US territories. For large governmental sponsors, we offer recordkeeping services that meet the most complex of needs, while also offering extensive participant communication and retirement education support, including a broad suite of financial wellness products, tools and services. We also offer a broad range of proprietary, non-proprietary and stable value investment options. Our flexibility and expertise help make us the top ranked provider in the government market in the United States based on AUM and AUA as of September 30, 2020.

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

Unaffiliated Distribution:

•Independent Sales Agents. As of December 31, 2020, we work with more than 2,700 sales agents who primarily sell fixed annuity products from multiple vendors in the education market. Activities by these representatives are centered on increasing participant enrollments and deferral amounts in our existing K-12 education segment plans.

•Brokers and Advisors. Approximately 13,000 wirehouse and independent regional and local brokers, specialty retirement plan advisors plus registered investment advisors (as of December 31, 2020) are the primary distributors of our small-mid corporate market products, and they also distribute products to the education, healthcare and government markets. These producers typically present their clients (i.e., employers seeking a defined contribution plan for their employees) with plan options from multiple vendors for comparison and may also help with employee enrollment and education.

•Third Party Administrators ("TPAs"). As of December 31, 2020, we have long-standing relationships with over 1,100 TPAs who work with a variety of retirement plan providers and are selling and/or service partners for our small-mid corporate markets and select tax exempt market plans. While TPAs typically focus on providing plan services only (such as administration and compliance testing), some also initiate and complete the sales process. TPAs also play a vital role as the connecting point between our wholesale team and unaffiliated producers who seek references for determining which providers they should recommend to their clients.

Affiliated Distribution:

•VFA. Our owned broker-dealer and investment advisor is one of the top 20 independent broker-dealers in the United States as determined by the total number of licensed and producing representatives, by gross revenue and by total assets. Pursuant to the Financial Planning Channel Sale described above, we expect to transfer approximately 900 of VFA's independent financial professionals serving retail customers to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our Retirement Business. The retained field-based channel focuses primarily on driving enrollment and contribution activity within our education, healthcare and government market institutional plans. They also provide in-plan education and guidance plus retail sold-financial advisory services to help individuals in these markets meet their retirement savings and income goals. The home office phone-based representatives focus on providing education, guidance and rollover support services to our institutional plan participants.

•Wholesale Field Force. Locally based employee wholesalers focus on expanding and strengthening relationships with unaffiliated distribution partners and third party administrators who sell and service our institutional plan offerings to employers across the nation.

•Dedicated Voya Sales Teams. Our employee sales teams work with more than 90 different pension/specialty consulting firms that represent employers in corporate and tax-exempt markets seeking large-mega institutional plans and/or stable value solutions. Additionally, we have salaried phone-based sales teams that focus on supporting our institutional plan participants across all markets.

Competition

Our Institutional Retirement Plans business competes with other large, well-established insurance companies, asset managers, record keepers and diversified financial institutions. Top competition varies in all market segments as few institutions are able to compete across all markets as extensively as we do. The following chart presents a summary of the current competitive landscape in the markets where we offer our Institutional Retirement Plans and stable value solutions:

Market/Product Segment	Competitive Landscape	Select Competitors

Small-Mid Corporate	Primary competitors are mutual fund companies and insurance-based providers with third-party administration relationships	Empower Fidelity

K-12 Education	Primary competitors are insurance-based providers that focus on school districts across the nation	Equitable AIG

Higher Education	Competitors are 403(b) plan providers, asset managers and some insurance-based providers	TIAA Fidelity

Healthcare & Other Non-Profits	Competition varies across 403(b) plan providers, asset managers and some insurance-based providers	Fidelity TIAA

Government	Competitors are primarily insurance-based providers, but also include asset managers and 457 providers	Empower Nationwide

Recordkeeping	Competitors are primarily asset managers and business consulting services firms, but also include payroll firms and insurance-based providers	Fidelity Empower

Stable Value	Competitors are primarily select insurance companies who are also dedicated to the Stable value market, but also include certain banking institutions	Prudential MetLife
In addition, we also compete more generally in the Institutional Retirement Plans business against companies such as Principal Financial, John Hancock, Lincoln Financial, Transamerica and Vanguard.

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

While the primary focus of our Retirement segment is to serve approximately 6.1 million defined contribution plan participants (as of December 31, 2020), we also seek to capitalize on the opportunity to serve these individuals by utilizing our Retail Wealth Management business to deepen our relationships with them for the long-term. We believe that our ability to offer an integrated approach to an individual customer’s entire financial picture, while saving for or living in retirement, presents a compelling reason for our Institutional Retirement Plans participants to use us as their principal investment and retirement plan provider. Through our broad range of advisory programs, our financial advisers are provided with a wide set of solutions for our customers for building investment portfolios, including stocks, bonds and mutual funds, as well as managed accounts. These experienced advisers work with customers to select a program to meet their financial needs that takes into consideration each individual’s time horizon, goals and attitudes towards risk.

Markets and Distribution

Retail Wealth Management products, financial planning and advisory services are primarily sold to individuals through representatives licensed through VFA, our broker-dealer and investment advisor. The VFA representatives help provide cohesiveness between our Institutional Retirement Plans and Retail Wealth Management businesses and are grouped into two primary categories: field-based and home office phone-based representatives. Field-based representatives are registered sales and investment advisory representatives that drive both fee-based and commissioned sales. They provide face-to-face interaction with individuals seeking retail investment products (e.g., IRA products) as well as financial planning and advisory solutions. Home office phone-based representatives focus on assisting participants in our institutional retirement plans, primarily for our large recordkeeping plans. While these representatives offer more simplified rollover products and advisory services than offered by the field-based representatives, they also provide financial advice that helps customers transition through life stage and job-related changes. A custodial mutual fund IRA product is also sold to individuals by unaffiliated brokers and advisors.

As described above, on February 8, 2021, we entered into the Financial Planning Channel Sale. In connection with this transaction, we expect to transfer approximately 900 field-based independent financial professionals to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our Retirement business.

In an effort to develop a path for our VFA representatives to offer holistic retirement planning solutions to participants in our Institutional Retirement Plans, we partner with our institutional clients to engage, educate and advise their employees to better prepare them for successful retirement outcomes.

Competition

Our Retail Wealth Management advisory services and product solutions compete for rollover and other asset consolidation opportunities against integrated financial services companies and independent broker-dealers who also offer individual retirement products, all of which currently have more market share than insurance-based providers in this space. Primary competitors to our Retail Wealth Management business include Fidelity, Schwab, Vanguard, and Ameriprise.

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

Investment Management

We offer domestic and international fixed income, equity, multi-asset and alternatives products and solutions across market sectors, investment styles and capitalization spectrums through our actively managed, full-service investment management business. Multiple investment platforms are backed by a business support infrastructure that lowers expense and creates operating efficiencies and business leverage and scalability at low marginal cost. As of December 31, 2020, our Investment Management segment managed $156.7 billion for third-party institutional and individual investors (including third-party variable annuity-sourced assets), $30.4 billion in separate account assets for our other businesses and $58.4 billion in general account assets. We also offer a range of specialty asset solutions across fixed income and alternative investment products with AUM of $73.3 billion for such specialty products, Upon closing of the 2018 Transaction, our general account AUM declined by approximately $28 billion, approximately $10 billion of which we have continued to manage as additional third-party AUM associated with our management of Venerable's general account assets. See "–Organizational History and Structure–CBVA and Annuity Transaction". Upon closing of the Individual Life Transaction on January 4, 2021, $26 billion of assets (measured on a market value basis) moved from the general account to third-party AUM. External client assets are managed through our appointment as investment manager. Voya IM's mandate covers approximately 80% of these assets for a minimum term of two years following the closing of the Individual Life Transaction, grading down to at least approximately 30% by the sixth year. See "—Organizational History and Structure—Individual Life Transaction".

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

Investment Management’s primary source of revenue is management fees collected on the assets we manage. These fees are typically based upon a percentage of AUM. In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on AUM exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform, and distributed primarily by our Retirement segment. Investment Management also receives fees as the primary investment manager of our general account, which is managed on a market-based pricing basis. Finally, Investment Management generates revenues from a portfolio of capital investments. Investment Management generated Adjusted operating earnings before income taxes of $197 million for the year ended December 31, 2020.

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

Fixed Income. Investment Management’s fixed income platform manages assets for our general account, as well as for domestic and international institutional and retail investors. As of December 31, 2020, there were $149.8 billion in AUM on the fixed income platform, of which $58.4 billion were general account assets. Through the fixed income platform clients have access to money market funds, investment-grade corporate debt, government bonds, residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), asset-backed securities ("ABS"), high yield bonds, private and syndicated debt instruments, unconstrained fixed income, commercial mortgages and preferred securities. Each sector within the platform is managed by seasoned investment professionals supported by significant credit, quantitative and macro research and risk management capabilities.

Equities. The equities platform is a multi-cap and multi-style research-driven platform comprising both fundamental and quantitative equity strategies for institutional and retail investors. As of December 31, 2020, there were $59.6 billion in AUM on the equities platform covering both domestic and international markets. Our fundamental equity capabilities are bottom-up and research driven, and cover growth, value, and core strategies in the large, mid and small cap spaces. Our quantitative equity capabilities are used to create quantitative and enhanced indexed strategies, support other fundamental equity analysis, and create extension products.

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

Senior Bank Loans. Investment Management’s senior bank loan group is an experienced manager of below-investment grade floating-rate loans, actively managing diversified portfolios of loans made by major banks around the world to non-investment grade corporate borrowers. Senior in the capital structure, these loans have a first lien on the borrower’s assets, typically giving them stronger credit support than unsecured corporate bonds. The platform offers institutional, retail and structured products (e.g., CLOs), including on-shore and off-shore vehicles with assets of $24.2 billion as of December 31, 2020.

Alternatives. Investment Management’s primary alternatives platform is Pomona Capital. Pomona Capital specializes in investing in private equity funds in three ways: by purchasing secondary interests in existing partnerships; by investing in new partnerships; and by co-investing alongside buyout funds in individual companies. As of December 31, 2020, Pomona Capital managed assets totaling $9.6 billion across a suite of limited partnerships and the Pomona Investment Fund, a registered investment fund launched in May, 2015 that is available to accredited investors. In addition, Investment Management offers select alternative and hedge funds leveraging our core debt and equity investment capabilities.

The following chart presents asset and net flow data as of December 31, 2020, broken out by Investment Management’s five investment platforms as well as by major client segment:

	AUM		Net Flows
	As of		Year Ended
	12/31/2020		12/31/2020
	$ in billions		$ in millions
Investment Platform
Fixed income	$149.8		$13,822
Equities	59.6		(7,381)
Senior Bank Loans	24.2		(1,506)
Alternatives	11.9		941
Total	$245.5	(1)	$5,876
MASS (1)	33.4		(2,479)

Client Segment
Retail	$75.1		$(4,745)
Institutional	112.0		10,621
General Account(3)	58.4	(2)	N/A
Mutual Funds Manager Re-assignments	N/A		—
Total	$245.5		$5,876
Variable Annuity (2)	28.6		(2,505)
(1)    $26.1 billion of MASS assets are included in the fixed income, equity and senior bank loan AUM figures presented above. The balance of MASS assets, $7.3 billion, is managed by third parties and we earn only a modest, market-rate fee on the assets.
(2) Upon closing of the 2018 Transaction, our general account AUM declined by approximately $28 billion, which was offset by approximately $10 billion of additional third-party AUM associated with our management of the general account assets of Venerable. See "–Organizational History and Structure–CBVA and Annuity Transaction".
(3) Upon closing of the Individual Life Transaction on January 4, 2021, $25 billion of assets (measured on a market value basis) moved from the general account to external client. The external client assets are managed through our appointment as investment manager. Voya IM's mandate covers approximately 80% of these assets for a minimum term of two years following the closing of the Individual Life Transaction, grading down to at least approximately 30% by the sixth year. See "—Organizational History and Structure—Individual Life Transaction".

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

With the exception of Pomona Capital and structured products, the different products and strategies associated with our investment platforms are distributed and serviced by these Retail and Institutional client-focused segments as follows:

•Retail client segment: Open- and closed-end funds through affiliate and third-party distribution platforms, including warehouses, brokerage firms, and independent and regional broker-dealers. As of December 31, 2020, total AUM from these channels was $75.1 billion. Included in our retail client segment is $18.8 billion of AUM managed on behalf of Venerable as of December 31, 2020.

•Institutional client segment: Individual and pooled accounts, targeting defined benefit, defined contribution recordkeeping and retirement plans, Taft Hartley and endowments and foundations. As of December 31, 2020, Investment Management had approximately 325 institutional clients, representing $112.0 billion of AUM primarily in separately managed accounts and collective investment trusts.

Competition

Investment Management competes with a wide array of asset managers and institutions in the highly fragmented U.S. investment management industry. In our key market segments, Investment Management competes on the basis of, among other things, investment performance, investment philosophy and process, product features and structure and client service. Our principal competitors include insurance-owned asset managers such as Principal Global Investors (Principal Financial Group), Prudential and Ameriprise, bank-owned asset managers such as J.P. Morgan Asset Management, as well as "pure-play" asset managers including Invesco, T. Rowe Price, and Franklin Templeton.

Employee Benefits

Our Employee Benefits segment provides group insurance products to mid-size and large corporate employers and professional associations. In addition, our Employee Benefits segment serves the employer market by providing payroll-deduction products to employees of our clients. Our Employee Benefits segment is among the largest writers of stop loss coverage in the United States, currently ranking third among third-party carriers on a premium basis with approximately $1,096 million of in-force premiums. We also rank fifth in our supplemental health benefits markets offering and are a top 15 provider of group life. As of December 31, 2020, Employee Benefits total in-force premiums were $2.3 billion.

The Employee Benefits segment generates revenue from premiums, investment income, mortality and morbidity income and policy and other charges. Profits are driven by the spread between investment income and credited rates to policyholders on voluntary universal life and whole life products, along with the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop loss and voluntary health benefits. Our Employee Benefits segment generated Adjusted operating earnings before income taxes of $204 million for the year ended December 31, 2020.

Our Employee Benefits segment offers attractive growth opportunities. For example, there are significant opportunities through expansion in the voluntary benefits market as employers shift benefits costs to their employees. We have a number of new products and initiatives that we believe will help us drive growth in this market. While expanding these lines, we also intend to continue to focus on profitability in our well established group life and stop loss product lines, by adding profitable new business to our in-force block, improving our persistency by retaining more of our best performing groups, and managing our overall loss ratios to below 73%.

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

Group Disability. Group disability includes group long term disability, short term disability, telephonic short term disability, voluntary long term disability and voluntary short term disability products for mid-sized to large employers. This product offering is typically packaged for sale with group life products, especially in the middle-market. We partner with DisabilityRMS to reinsure 100% of our group disability products.

The following chart presents the key employee benefits products we offer, along with data on annualized in-force premiums for each product:

($ in millions)	Annualized In-Force Premiums
Employee Benefits Products	Year Ended December 31, 2020
Stop Loss	$1,096
Voluntary Benefits	472
Group Life	545
Group Disability	170

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

The following chart presents our Employee Benefits distribution, by channel:

($ in millions)	Sales	% of Sales
Channel	Year Ended December 31, 2020	Year Ended December 31, 2020
Brokerage (Commissions Paid)	$408	72.6%
Benefits Consulting Firms (Fee Based Consulting)	150	26.6%
Non-intermediated Sales	4	0.8%

Competition

The group insurance market is mature and, due to the large number of participants in this segment, price and service are important competitive drivers. Our principal competitors include Tokio Marine HCC (formerly Houston Casualty), Symetra and Sun Life in Stop Loss, Unum, Allstate and Transamerica in voluntary benefits and MetLife, Prudential and Securian in group life.

For group life insurance products, rate guarantees have become the industry norm, with rate guarantee duration periods trending upward in general. Technology is also a competitive driver, as employers and employees expect technology solutions to streamline their administrative costs.

Underwriting and Pricing

Group insurance and disability pricing reflects the employer group’s claims experience and the risk characteristics of each employer group. The employer’s group claims experience is reviewed at time of policy issuance and periodically thereafter, resulting in ongoing pricing adjustments. The key pricing and underwriting criteria are morbidity and mortality assumptions, the employer group’s demographic composition, the industry, geographic location, regional and national economic trends, plan design and prior claims experience. Pricing for our group disability products is determined by our partner, DisabilityRMS, and we assume no underwriting risk in connection with such products.

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

Reinsurance

Our Employee Benefits reinsurance strategy seeks to limit our exposure to any one individual which will help limit and control risk. Group Life, which includes Accidental Death and Dismemberment, cedes the excess over $750,000 of each coverage to a reinsurer. Group Long Term Disability cedes substantially all of the risk including the claims servicing, to a TPA and reinsurer. As of January 1, 2019, Excess Stop Loss has a reinsurance program in place that limits our exposure on any one specific claim to $4 million, with aggregate stop loss reinsurance that limits our exposure to $4 million over the Policyholder's Aggregate Excess Retention. For policies issued in 2019 and 2018, the limits on any one specific claim are $3.5 million and $3 million, respectively. . For 2019 and 2018 circumstances, there is aggregate stop loss reinsurance that limits our exposure to $3.5 million and $3 million, respectively, over the Policyholders Aggregate Excess Retention. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Risk Management". We also use an annually renewable reinsurance transaction which lowers required capital of the Employee Benefits segment.

Individual Life

As described under "–Organizational History and Structure–Individual Life Transaction", on January 4, 2021, we completed a transaction to dispose of substantially all of our individual life business and related assets. See also Overview in the Management's Discussion and Analyses section in Part II, Item 7. of this Annual Report on Form 10-K for further information.

CBVA and Annuities Businesses

As described under "–Organizational History and Structure–CBVA and Annuity Transaction", on June 1, 2018, we completed a transaction to dispose of substantially all of our CBVA and Fixed and Fixed Indexed Annuities businesses and related assets. Certain investment-only products in our former Annuities segment were retained by us and are managed in our Retirement segment, and we retained a small amount of existing variable and fixed annuities businesses, which was managed in Corporate through the end of 2020. A significant portion of the remaining annuities business previously managed in Corporate was transferred as part of the Individual Life Transaction described further under "—Organizational History and Structure—Individual Life Transaction". See also Overview in the Management's Discussion and Analyses section in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Human Capital Resources

As a company with a mission to help all Americans retire better, our success lies in earning the trust of our clients each and every day. Through our human capital strategy, we attract, retain and reward talent across our enterprise in support of our mission. We have prioritized our efforts to build and maintain a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs. Outside of Voya, we have and continue to build connections between our employees and the communities in which they live and serve through support of employee volunteerism and giving.

As of December 31, 2020, we had approximately 6,000 employees, 99% of which are full-time and US-based. Our primary office locations are in New York, NY; Windsor, CT; Des Moines, IA; Minneapolis, MN; Atlanta, GA; Braintree MA, Scottsdale, AZ, and Chandler, AZ. Prior to the start of the COVID-19 pandemic, approximately 20% of our workforce was fully remote. As part of our post-COVID strategy, our future state will have approximately 35% of our workforce as fully remote and approximately 63% as hybrid, working remotely or in an office location some portion of their time.

Diversity and Inclusion

Our differences make us stronger. We are committed to fostering a work environment where the differences that we are born with — and those we acquire and choose throughout our lives — are understood, valued and intentionally pursued. Purposefully bringing our differences together to positively influence our culture, service our clients and enrich our communities is essential to our vision to be America’s Retirement Company. Of our approximately 6,000 employees, females or people of color represent 61% of the workforce. Our 9 member Board of Directors is 56% diverse (four females and one person of color). Our 8 member Executive Committee is 50% diverse (three females and one person of color). 3% of our workforce self-identifies as members of the disabled/special needs community.

Talent Management & Development

We believe superior human capital management is a key component to a high level of corporate performance. We are differentiated by our talent review process, leadership development, succession planning, mentoring programs, performance management process, coaching and feedback.

Because we are committed to developing employees, we maintain robust learning programs through Voya’s Learning Center to help employees develop as they advance their careers and/or transition into different roles within Voya.

Total Rewards

Our Total Rewards offering is made up of the entire employee experience. It is delivered in the form of direct compensation (base salary, annual and/or long-term incentives), company-sponsored benefits (retirement savings; health and welfare plans; paid time off; and work-life balance programs) and development opportunities. We provide a robust Total Reward offering that is market-competitive and equitable in order to attract, retain, and motivate a talented and diverse workforce.

Corporate Responsibility

Each of our approximately 6,000 employees carries out the work encompassed by our corporate values. These values reflect our belief that we all have a role to play in fulfilling our mission: To make a secure financial future possible — one person, one family, one institution at a time. We are equally committed to conducting business in a way that is ethically, economically, socially and environmentally responsible.

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

As of December 31, 2020, we had three principal insurance subsidiaries, SLD, VRIAC, and RLI (which we refer to collectively as our "Principal Insurance Subsidiaries") which are domiciled in Colorado, Connecticut and Minnesota, respectively. Effective January 4, 2021, SLD was divested as part of the Individual Life Transaction, as was our insurance subsidiary domiciled in Indiana. Our remaining U.S. insurance subsidiaries domiciled in Connecticut, Minnesota and New York are collectively referred to as "our insurance subsidiaries" in this Annual Report on Form 10-K for purposes of discussions of U.S. insurance regulatory matters.

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

Our insurance subsidiaries are subject to periodic financial examinations and other inquiries and investigations by their respective domiciliary state insurance regulators and other state law enforcement agencies and attorneys general.

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

To obtain approval of any change in control, the proposed acquirer must file with the applicable insurance regulator an application disclosing, among other information, its background, financial condition, the financial condition of its affiliates, the source and amount of funds by which it will affect the acquisition, the criteria used in determining the nature and amount of consideration to be paid for the acquisition, proposed changes in the management and operations of the insurance company and other related matters.
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

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2019 and 2020, and a discussion of ordinary dividend capacity for 2021, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries".

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

Risk-Based Capital. The NAIC has adopted RBC requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2020, the Total Adjusted Capital of each of our insurance subsidiaries exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

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

We do not anticipate regulatory action as a result of our 2020 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

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

Cybersecurity Regulatory Activity

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed and enacted legislation and regulations, and issued guidance regarding cybersecurity standards and protocols. For example, in February 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a comprehensive cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State's financial services industry". In 2018 and 2019, multiple other states have adopted versions of the NAIC Insurance Data Security Model Law. These laws, with effective dates ranging from January 1, 2019 to January 20, 2021, ensure that licensees of the Departments of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. During 2021, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

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

In June 2019, the SEC approved a new rule, Regulation Best Interest (“Regulation BI”) and related forms and interpretations. Among other things, Regulation BI applies a heightened “best interest” standard to broker-dealers and their associated persons, including our retail broker-dealer, Voya Financial Advisors, when they make securities investment recommendations to retail customers. Compliance with Regulation BI was required beginning June 30, 2020. We do not believe ongoing compliance with Regulation BI will have a material impact on us.

Department of Labor Rule Regarding Fiduciaries

In December 2020, the Department of Labor (“DOL”) adopted a revised interpretation to the five-part test to determine investment advice fiduciary status under Title I of ERISA. The DOL also adopted a prohibited transaction exemption that, subject to meeting certain requirements, will allow investment advice fiduciaries to receive compensation that might not otherwise be considered an ERISA prohibited transaction. The DOL has deferred enforcement of the new fiduciary interpretation until the prohibited transaction exemption becomes effective on February 16, 2021. We do not believe compliance with the fiduciary interpretation or the prohibited transaction exemption will have a material impact on us. We anticipate other state and federal regulators may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. If these additional rules are more onerous than Regulation BI and DOL rules, or do not coordinate with Regulation BI and DOL rules, the impact on us could be more substantial.

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

Securities Regulation with Respect to Certain Insurance and Investment Products and Services

Our variable insurance and mutual fund products are generally "securities" within the meaning of, and registered under, the federal securities laws, and are subject to regulation by the SEC and FINRA as well as state law. As securities, these products are subject to filing and certain other requirements. Sales activities with respect to these products are generally subject to state securities regulation, which may affect investment advice, sales and related activities for these products.

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

The CARES Act

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which became law on March 27, 2020, provides a range of economic stimulus and relief for individuals and businesses. Among other provisions, the CARES Act created a new category of distribution from most retirement plans and IRAs, a "coronavirus related distribution", or CRD. Retirement plan participants (subject to sponsor approval) and IRA owners who certify that they have been negatively impacted by COVID-19 may each, through the end of 2020, withdraw up to an aggregate of $100,000 penalty-free, and pay resulting income taxes over a 3-year period or re-contribute the withdrawn amount into a qualified plan or IRA during the same period. We do not believe the CARES Act will have a material effect on our financial condition or results of operations.

Trust Activities Regulation

Voya Institutional Trust Company ("VITC") and Voya Investment Trust Co. ("VINTCO"), are each trust subsidiaries chartered by the Connecticut Department of Banking and subject to its regulation, supervision and examination. Neither entity is permitted to accept deposits (other than incidental to trust or custodial activities). VITC’s activities are primarily to serve as trustee or custodian for retirement plans or IRAs, and VINTCO's activities are primarily to serve as trustee for and manage various collective and common trust funds. VINTCO is also subject to state fiduciary duty laws, and the collective trust funds it manages are generally subject to ERISA.

FinCEN recently issued a final rule implementing sections 352, 326 and 312 of the Patriot Act which removed the anti-money laundering program exemption for banks that lack a Federal functional regulator, including, but not limited to, private banks, non-federally insured credit unions, and certain trust companies. As a result, beginning on March 15, 2021 VITC will be required to comply with FinCEN’s Customer Due Diligence and Beneficial Ownership rules.

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

Privacy Laws and Regulation

U.S. federal and state laws and regulations, as well as international laws such as the General Data Protection Regulation ("GDPR") of the European Union, require all companies generally, and financial institutions, including insurance companies in particular, to protect the security and confidentiality of personal information and to notify consumers about their policies and practices relating to their collection, use, and disclosure of consumer information and the protection of the security and confidentiality of that information. The collection, use, disclosure and security of protected health information is also governed by federal and state laws. Federal and state laws also require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions to implement effective programs to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited text messages, e-mail or fax messages to consumers and customers. Federal laws and regulations also regulate the permissible uses of certain types of personal information, including consumer report information. Federal and state governments and regulatory bodies may consider additional or more detailed regulation regarding these subjects. Numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed and enacted legislation and regulations regarding privacy standards and protocols. For example, California enacted the California Consumer Privacy Act, which took effect on January 1, 2020 and the California Privacy Rights Act of 2020, which will go into effect on January 1, 2023. Consumer privacy legislation similar to the California Consumer Privacy Act has been introduced in other states. Broad data privacy legislation has also been introduced in the U.S. Senate. Should any such State or Federal legislation be enacted, we and other covered businesses may be required to incur significant expense in order to meet its requirements.

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

Item 1A.     Risk Factors

We face a variety of risks that are substantial and inherent in our business, including market, liquidity, credit, operational, legal, regulatory and reputational risks. The following is a summary of the more important factors that could affect our business, sales, revenues, AUM, reputation, results of operation, liquidity, profitability or financial condition.

•Conditions in the global capital markets and the economy.
•The COVID-19 pandemic.
•Adverse capital and credit market conditions and the cost of credit and capital.
•The level of interest rates and in particular the continuation of the low interest rate environment or a period of rapidly increasing interest rates.
•The expected replacement of LIBOR and related reforms.
•A downgrade or a potential downgrade in our financial strength or credit ratings.
•Our ability to increase or maintain our market share in highly competitive markets.
•The adequacy of our risk management policies and procedures, including hedging programs.
•The inability of counterparties to meet their financial obligations.
•Requirements to post collateral or make payments related to changes in market value of specified assets.
•The diminishment in value of our invested assets and the investment returns credited to customers.
•The relative illiquidity of some of our investments as well as significant market valuation fluctuations of certain asset classes.
•Market and behavior risks associated with our CMO-B portfolio.
•The complexity of our products and services and the reliance on intermediaries to properly perform services and not misrepresent our products or services.
•The alteration of terms of our asset management agreements, termination of such agreements, or failure to realize certain performance hurdles.
•Inherent uncertainty in various methodologies, estimations and assumptions that we use to value our investments.
•Risks associated with our participation in a securities lending program and a repurchase program.
•Differences between actual policy experience and pricing, reserving or actuarial assumptions.
•Unfavorable developments in interest rates, credit spreads and policyholder behavior related to our stable value products, and the ability of our hedge program and risk mitigation features to offset potential consequences.
•Potential acceleration of the amortization of DAC, DSI and/or VOBA.
•Credit risk associated with reinsurance, as well as its general availability, affordability or adequacy.
•A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies.
•A concentration of our institutional funding with two Federal Home Loan Banks.
•Any failure to protect the privacy and confidentiality of customer information.
•Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error.

•A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology and other operational systems, or the sensitive data residing on such systems.
•Changes in accounting standards.
•Potential requirements to reduce the carrying value of our deferred income tax asset or establish an additional valuation allowance against the deferred income tax asset.
•Potential limitations on our ability to use certain beneficial deferred tax assets.
•Adverse publicity or increased governmental and regulatory actions with respect to us, other well-known companies or the financial services industry in general.
•Litigation or potential litigation.
•A loss of, or significant change in, key product distribution relationships.
•The occurrence of natural or man-made disasters.
•Potential difficulties arising from outsourcing relationships.
•The application of regulations governing our businesses and those of our affiliates, as well as changes in such regulation.
•The application of regulations governing our insurance businesses in particular, as well as changes in regulation, enforcement actions and regulatory investigations.
•The regulation of our products, and failure to meet any of the complex product requirements.
•Changes in tax laws and interpretations of existing tax law.
•The dependence of Voya Financial, Inc. and Voya Holdings on the ability of their subsidiaries to transfer funds to them to meet their obligations.

Risks Related to Our Business

Conditions in the global capital markets and the economy generally have affected and may continue to affect our business and results of operations.

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally, and are vulnerable to general economic disruption, decreases in asset prices, increases in market volatility and reductions in the availability of credit. In 2020, the economic dislocation created by the COVID-19 pandemic created many of these conditions, at least temporarily, and some such conditions, in particular high unemployment and historically low interest rates, have persisted into 2021. See Risk Factor "The COVID-19 pandemic has had, and is likely to continue to have, adverse effects on our financial condition and results of operations".

Although we carry out business almost exclusively in the United States, we are affected by both domestic and international macroeconomic developments. Volatility and disruptions in financial markets, including global capital markets, can have an adverse effect on our investment portfolio, and our liabilities are sensitive to changing market factors. Factors including, but not limited to, geopolitics and political uncertainty, interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, exchange rates, the volatility and strength of the capital markets, and deflation and inflation, all affect our financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of impacts, including diverging impacts, on the value of our assets and our liabilities.

Even in the absence of a market downturn, our retirement, investment and insurance products, as well as our investment returns and our access to and cost of financing, are sensitive to equity, fixed income, real estate and other market fluctuations and general economic and political conditions. These fluctuations and conditions could materially and adversely affect our results of operations, financial condition and liquidity.

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

Many businesses around the world, including ours, have been significantly affected by the global outbreak of COVID-19 disease. Since March 2020, when the disease first became widespread, global financial markets have experienced periods of extreme volatility. These market events, which include a significant drop in equity prices in the early spring followed by a recovery in the second and third quarters, declines in U.S. Treasury yields and distress in certain credit market sectors such as energy, real estate, transportation and retail, have adversely affected our 2020 financial results and are likely to continue to have adverse effects on our business. These future adverse effects, which could be material, may include:
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

In addition, underwriting income in our Employee Benefits business will be adversely affected to the extent that mortality claims for group life policies, or medical expense claims under voluntary benefit or stop loss policies, exceed the related reserves and deductibles. Accordingly, to the extent that COVID-19 leads to a material increase in overall mortality or medical expense among our insured population, our financial results will be adversely affected, and those effects could be material.

We have also faced, and are likely to continue to face, disruption of our normal business operations, including the ability to interact with existing or potential clients. While many states have lifted their most severe restrictions requiring mandatory business shutdowns and stay-at-home orders, the resurgence and persistence of new infections in many U.S. states has slowed the reopening of the U.S. economy. Although our business has been deemed an essential service in most or all jurisdictions in which we operate, the vast majority of our employees have been working from home since March 2020. While our work from home arrangements have not created any significant problems, if such problems were to arise in the future, such that significant portions of our workforce are unable to work remotely in an effective manner, the impact of COVID-19 on our business could be exacerbated.

In addition, our business process and IT operations depend to a significant extent on outsourcing providers and a joint venture based in India, which has experienced periodic lockdowns in several cities. Although our joint venture operations did not experience any notable disruptions from a transition to work-from-home, several of our outsourcing providers have experienced difficulty in moving their employee bases to a work-from-home arrangement. While these difficulties have not yet materially interfered with our business operations, there is a risk of future disruptions, particularly if India experiences further disruptions to economic activity due to COVID-19.

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

Adverse capital market conditions may affect the availability and cost of borrowed funds, thereby impacting our ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, to carry out any share repurchases that we may undertake, to maintain our securities lending activities, to collateralize certain obligations with respect to our indebtedness, and to replace certain maturing liabilities. Without sufficient liquidity, we would be forced to curtail our operations, our ability to manage our capital structure would be adversely affected, and our business would suffer.

The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the low interest rate environment or a period of rapidly increasing interest rates.

During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in tandem with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining or prolonged low interest rates or a prolonged period of low interest rates may also coincide with a change to our long-term view of the interest rates. Such a change in our view would cause us to further change the long-term interest rate assumptions in our calculation of insurance assets and liabilities under U.S. GAAP. Any future revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences, which would be incremental to those consequences recorded in connection with the most recent revision. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves. We believe a continuation of the low interest rate environment would negatively affect our financial performance.

Conversely, an increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create increased collateral posting requirements associated with our interest rate hedge programs and Federal Home Loan Bank funding agreements, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expense and reduce our results of operations.

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

The market transition away from IBORs to alternative reference rates is complex and could have a range of adverse impacts including potentially systemic disruptions to the financial markets generally, as well as adverse impacts to our results of operations and financial condition. In particular, any such transition or reform could:
•Adversely impact the pricing, liquidity, value of, return on, and trading for a broad array of financial products, including any IBOR-linked securities, loans and derivatives that are included in our financial assets and liabilities;
•Result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of provisions in IBOR-based products such as fallback language or other related provisions, including in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between the IBORs and the various alternative reference rates; and
•Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from IBOR-based products to those based on one or more alternative reference rates in a timely manner, including by quantifying a value and risk for various alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates.

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

We are currently subject to periodic review by independent credit rating agencies S&P, Moody's, Fitch and A.M. Best, each of which currently maintain an investment grade rating with respect to us. Our ability to obtain secured or unsecured debt financing and our cost of secured or unsecured debt financing is dependent, in part, on our credit ratings. Maintaining our credit ratings depends in part on strong financial results and in part on other factors, including the outlook of the rating agencies on our sector and the market generally. A credit rating downgrade could negatively impact our ability to obtain secured or unsecured financing and increase borrowing costs.

Financial strength ratings, which various rating organizations publish as a measure of an insurance company's ability to meet contractholder and policyholder obligations, are important to maintain public confidence in our products, the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including:

(i) reducing new sales of insurance and annuity products and investment products; (ii) adversely affecting our relationships with our advisors and third-party distributors of our products; (iii) materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders; (iv) requiring us to reduce prices for many of our products and services to remain competitive; and (v) adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

We cannot assure you that these ratings will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn. Ratings are not a recommendation to buy, sell or hold any security, and each agency's rating should be evaluate independently of any other agency's rating. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could increase our corporate borrowing costs and limit our access to the capital markets, which could adversely impact our financial results.

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

We have developed risk management policies and procedures, including hedging programs, that utilize derivative financial instruments, and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective, particularly during turbulent economic conditions. Many of our methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures accurately, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments, such as swaps, options, futures and forward contracts. See "—Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses" for a description of risks associated with our use of reinsurance. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely protect us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors, and the creditworthiness of our counterparties that may prove to be incorrect or prove to be inadequate. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.

The inability of counterparties to meet their financial obligations could have an adverse effect on our results of operations.

Third parties that owe us money, securities or other assets may not pay or perform under their obligations. These parties include the issuers or guarantors of securities we hold, customers, reinsurers, trading counterparties, securities lending and repurchase counterparties, counterparties under swaps, credit default and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries. Defaults by one or more of these parties on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other factors, or even rumors about potential defaults by one or more of these parties, could have a material adverse effect on our results of operations, financial condition and liquidity. Actual or anticipated changes or downgrades in counterparty credit ratings, including any announcement that such ratings are under review for a downgrade, could increase our corporate borrowing costs and limit our access to the capital markets, which could adversely impact our financial results.

We routinely execute a high volume of transactions such as unsecured debt instruments, derivative transactions and equity investments with counterparties and customers in the financial services industry, resulting in large periodic settlement amounts which may result in our having significant credit exposure to one or more of such counterparties or customers. Many of these transactions comprise derivative instruments with a number of counterparties in order to hedge various risks, including equity and interest rate market risk features within many of our insurance and annuity products. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. As a result, we face concentration risk with respect to liabilities or amounts we expect to collect from specific counterparties and customers. A default by, or even concerns about the creditworthiness of, one or more of these counterparties or customers could have an adverse effect on our results of operations or liquidity. There is no assurance that losses on, or impairments to the carrying value of, these assets due to counterparty credit risk would not materially and adversely affect our business, results of operations or financial condition.

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. The deterioration or perceived deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. While in many cases we are permitted to require additional collateral from counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. Our credit risk may also be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure that is due to us, which is most likely to occur during periods of illiquidity and depressed asset valuations. The termination of contracts and the foreclosure on collateral may subject us to claims for the improper exercise of rights under the contracts. Bankruptcies, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity.

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

Fixed income securities represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of securities in our investment portfolio, or similar trends that could worsen the credit quality of such issuers, or guarantors could also have a similar effect. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC ratio. See risk factor "A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition." We are also subject to the risk that cash flows resulting from the payments on pools of mortgages or other obligations that serve as collateral underlying the mortgage- or asset-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain "interest-only" securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations and financial condition.

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

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. Reported values of our relatively illiquid types of investments do not necessarily reflect the current market prices of the asset. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

We manage a portfolio of various collateralized mortgage obligation ("CMO") tranches in combination with financial derivatives as part of a proprietary strategy we refer to as "CMO-B," as described under "Investments—CMO-B Portfolio." Our CMO-B portfolio consists of notional or principal securities backed by mortgages secured by single-family residential real estate, and including interest-only securities, principal-only securities, inverse-floating rate (principal) securities, inverse interest-only securities and Agency Credit Risk Transfer securities. The CMO-B portfolio is subject to a number of market and behavior risks, including interest rate risk, prepayment risk, and delinquency and default risk associated with Agency mortgage borrowers. In addition, government policy changes affecting residential housing and residential housing finance, such as government agency reform and government sponsored refinancing programs, and Federal Reserve Bank purchases of agency mortgage securities could alter prepayment behavior and result in adverse changes to portfolio values. While we actively monitor our exposure to these and other risks inherent in this strategy, it is possible that our hedging and risk management strategies will not be effective; any failure to manage these risks effectively could materially and adversely affect our results of operations and financial condition. In addition, although our CMO-B portfolio has historically performed well, it may not continue to meet expectations in the future. A rise in home prices, the concern over further introduction of or changes to government policies aimed at altering prepayment behavior, and an increased availability of housing-related credit could combine to increase expected or actual prepayment speeds, which would likely lower interest only ("IO") and inverse IO valuations. Under these circumstances, the results of our CMO-B portfolio would likely underperform those of recent periods.

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

Our revenues from our investment management business operations are dependent on fees earned under asset management and related services agreements that we have with the clients and funds we advise. Adjusted operating revenues for this segment could be adversely affected if these agreements are altered significantly or terminated in the future. The decline in revenue that might result from alteration or termination of our asset management services agreements could have a material adverse impact on our results of operations or financial condition. In addition, under certain laws and contract provisions, advisory contracts may require approval or consent from clients or fund shareholders in the event of an assignment of the contract or a change in control of the investment adviser. Were a transaction to result in an assignment or change in control, the inability to obtain consent or approval from clients or shareholders of mutual funds or other investment funds could result in a significant reduction in advisory fees.

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

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it may be difficult to value certain of our securities, such as certain mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that, although currently in active markets with significant observable data, could become illiquid in a difficult financial environment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition.

The determination of the amount of allowances and impairments taken on our investments is subjective and could materially and adversely impact our results of operations or financial condition.

The determination of the amount of allowances and impairments varies by investment type and is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are subjective and require a high degree of judgment, and are revised as conditions change and new information becomes available. There can be no assurance that management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future if investments perform worse than our expectations. Historical trends may not be indicative of future impairments or allowances.

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

For both securities lending and repurchase transactions, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under adverse capital market and economic conditions, liquidity may broadly deteriorate, which would further restrict our ability to sell securities. If we decrease the amount of our securities lending and repurchase activities over time, the amount of net investment income generated by these activities will also likely decline. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Securities Pledged."

We may face significant losses if our actuarial assumptions, including mortality rates, morbidity rates, persistency rates or other underwriting assumptions, are not accurate, differ significantly from our pricing expectations or change in the future.

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

We offer stable value products primarily as a fixed rate, liquid asset allocation option for employees of our plan sponsor customers within the defined contribution funding plans offered by our Retirement business. Although a majority of these products do not provide for a guaranteed minimum credited rate, a portion of this book of business provides a guaranteed annual credited rate on the invested assets in addition to enabling participants the right to withdraw and transfer funds at book value.

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

We cede life insurance policies and annuity contracts or certain risks related to life insurance policies and annuity contracts to other insurance companies using various forms of reinsurance, including coinsurance, modified coinsurance, coinsurance with funds withheld, monthly renewable term and yearly renewable term. However, we remain liable to the underlying policyholders, even if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to bear the entire unresolved liability for claims on the reinsured policies. In addition, a reinsurer insolvency or loss of accredited reinsurer status may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional statutory reserves.

In connection with the Individual Life Transaction, we have entered into large reinsurance agreements with SLD, our former insurance subsidiary, with respect to the portion of the Individual Life and other legacy businesses that have been written by our insurance subsidiaries domiciled in Minnesota, Connecticut and New York. While SLD's reinsurance obligations to us are collateralized through assets held in trust, in the event of any default by SLD of its reinsurance obligations to us, or any loss of credit for such reinsurance, there can be no assurance that such assets will be sufficient to support the reserves that our subsidiaries would be required to establish or to pay claims.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by the insurance subsidiary (which itself is sensitive to equity market and credit market conditions), the amount of additional capital such insurer must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. As a result of Tax Reform, the NAIC updated the factors affecting RBC requirements, which caused an increase in the amount of capital we are required to maintain to satisfy our RBC requirements. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital we or our insurance subsidiaries should hold relative to the rating agencies' expectations. To the extent that an insurance subsidiary's RBC ratios are deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

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

A significant portion of our institutional funding agreements originates from the FHLB of Boston and the FHLB of Des Moines. We have issued non-putable funding agreements in exchange for eligible collateral in the form of cash, mortgage-backed securities and U.S. Treasury securities.

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

Our businesses and relationships with customers are dependent upon our ability to maintain the privacy, security and confidentiality of our and our customers’ personal information, trade secrets and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees and agents). We are also subject to numerous federal and state laws, as well as international laws such as GDPR, regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. As data privacy laws continue to proliferate, we may face difficulties in complying with an increasing number of legal obligations with respect to data privacy and security, or with balancing competing requirements that may be inconsistent across jurisdictions.

Many of our employees and contractors and the representatives of our broker-dealer subsidiaries have access to and routinely process personal information in computerized, paper and other forms. We rely on various internal policies, procedures and controls to protect the privacy, security and confidentiality of personal and confidential information that is accessible to, or in the possession of, us or our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. If we fail in the future to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see risk factors "—Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business," and "—A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business."

Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business.

We are highly dependent on automated and information technology systems to record and process both our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. Despite the implementation of security and back-up measures, our information technology systems may remain vulnerable to disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where we rely on joint ventures, affiliates and third party service providers to provide services to us and our customers, including those joint ventures, affiliates and third party service providers to whom we outsource certain of our functions. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting, or have a material adverse effect on our business, results of operations and financial condition.

A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology and other operational systems, or the sensitive data residing on such systems, could harm our business.

We are highly dependent on automated telecommunications, information technology and other operational systems to record and process our internal transactions and transactions involving our customers. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors, and similar disruptions. Businesses in the United States and in other countries have increasingly become the targets of "cyberattacks," "ransomware," "phishing," "hacking" or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, can result in significant disruptions to information technology systems and the theft of significant amounts of information as well as funds from online financial accounts, and can cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in our industry, we are subject to cybersecurity incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and other personal information we maintain, we may be at particular risk for targeting.

We retain personal and confidential information and financial accounts in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could disrupt system operations, access, view, misappropriate, alter, or delete information in the systems, including personal information and proprietary business information, and misappropriate funds from online financial accounts. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. Certain state, federal and international laws require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information or that otherwise results in unauthorized disclosure or use of personal information, could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses. Numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed and enacted legislation and regulations regarding privacy standards and protocols. Broad data privacy legislation has also been introduced in the U.S. Senate. Should any such state or federal legislation be enacted, we and other covered businesses may be required to incur significant expense in order to meet its requirements.

Our joint ventures, affiliates and third party service providers, including third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations and financial condition. For additional information about specific cybersecurity regulations that we are subject to, see Part I, Item 1. "Business—Regulation—Insurance Regulation—Cybersecurity Regulatory Activity".

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

For additional information regarding new accounting standards, see the Business, Basis of Presentation and Significant Accounting Policies Note in Part II, Item 8. of this Annual Report on Form 10-K.

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

We have estimated the deferred tax asset based on projections of future taxable income and on tax planning related to unrealized gains on investment assets. To the extent our estimates of future taxable income decrease or if actual future taxable income is less than the projected amounts, the recognition of the deferred tax asset may be reduced. Also, to the extent unrealized gains decrease, the tax benefit may be reduced. Any reduction, including a reduction associated with a decrease in tax rate, in the deferred tax asset may be recorded as a tax expense.

Our ability to use certain beneficial deferred tax assets may become subject to limitations.

Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a "loss trafficking" transaction occurs or is intended. These rules are triggered by the occurrence of an ownership change—generally defined as when the ownership of a company, or its parent, changes by more than 50% (measured by value) on a cumulative basis in any three year period ("Section 382 event"). If triggered, the amount of the taxable income for any post-change year which may be offset by a pre-change loss is subject to an annual limitation. Generally speaking, this limitation is derived by multiplying the fair market value of the Company immediately before the date of the Section 382 event by the applicable federal long-term tax-exempt rate. If the company were to experience a Section 382 event, this could impact our ability to obtain tax benefits from Voya's significant existing deferred tax assets as well as future losses and deductions.

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

We are exposed to various risks arising from natural disasters, including hurricanes, climate change, floods, earthquakes, tornadoes and pandemic disease, as well as man-made disasters and core infrastructure failures, including acts of terrorism, military actions, power grid and telephone/internet infrastructure failures, which may adversely affect AUM, results of operations and financial condition by causing, among other things:
•losses in our investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform;
•changes in the rate of mortality, claims, withdrawals, lapses and surrenders of existing policies and contracts, as well as sales of new policies and contracts; and
•disruption of our normal business operations due to catastrophic property damage, loss of life, or disruption of public and private infrastructure, including communications and financial services.

A number of these risks materialized in connection with the COVID-19 epidemic, which created material economic disruption worldwide and also had significant effects on our business operations, including the operations of our overseas joint venture and third-party outsourcing providers.

In the event of any future disaster or disruption, there can be no assurance that our business continuation and crisis management plan or insurance coverages would be effective in mitigating any negative effects on operations or profitability in the event of a disaster, nor can we provide assurance that the business continuation and crisis management plans of the independent distributors and outside vendors on whom we rely for certain services and products would be effective in mitigating any negative effects on the provision of such services and products in the event of a disaster.

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

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for a significant portion of our information technology and business functions. If our joint ventures, affiliates or third-party service providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience system failures, disruptions, or other operational difficulties, an inability to meet obligations, including, but not limited to, obligations to policyholders, customers, business partners and distribution partners, increased costs and a loss of business, and such events may have a material adverse effect on our business and results of operations. Our reliance on outsourcing providers may also exacerbate our exposure to certain risks associated with catastrophic events or material disruptions in economic activity, such as that which occurred in connection with the COVID-19 epidemic. This exposure could be particularly severe to the extent such events occur in regions, such as India, in which our outsourcing providers tend to be concentrated. See "—Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business," and "—A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business."

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

Changes in tax law, as well as changes in interpretation and enforcement of existing tax laws could increase our future tax costs, reducing our profitability. Changes or clarifications in tax law could cause further reductions to the statutory deferred tax assets and RBC ratios of our insurance subsidiaries. A reduction in the statutory deferred tax assets or RBC ratios may impact the ability of the affected insurance subsidiaries to make distributions to us and consequently could negatively impact our ability to pay dividends to our stockholders and to service our debt.

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

Voya Financial, Inc. is the holding company for all our operations, and dividends, returns of capital and interest income on intercompany indebtedness from Voya Financial, Inc.’s subsidiaries are the principal sources of funds available to Voya Financial, Inc. to pay principal and interest on its outstanding indebtedness, to pay corporate operating expenses, to pay any stockholder dividends, to repurchase any stock, and to meet its other obligations. The subsidiaries of Voya Financial, Inc. are legally distinct from Voya Financial, Inc. and, except in the case of Voya Holdings Inc., which is the guarantor of certain of our outstanding indebtedness, have no obligation to pay amounts due on the debt of Voya Financial, Inc. or to make funds available to Voya Financial, Inc. for such payments. The ability of our subsidiaries to pay dividends or other distributions to Voya Financial, Inc. in the future will depend on their earnings, tax considerations, covenants contained in any financing or other agreements and applicable regulatory restrictions. In addition, such payments may be limited as a result of claims against our subsidiaries by their creditors, including suppliers, vendors, lessors and employees. The ability of our insurance subsidiaries to pay dividends and make other distributions to Voya Financial, Inc. is regulated by state insurance laws and regulations, and will depend on their ability to meet applicable regulatory standards and receive regulatory approvals. For additional information on the regulations governing our subsidiaries and restrictions imposed on their ability to pay dividends, see Part I. Item 1. "Business—Regulation—Insurance Regulation".

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

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2019 and 2020, and a discussion of ordinary dividend capacity for 2021, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries in Part II, Item 7. of this Annual Report on Form 10-K.

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

As of December 31, 2020, we owned or leased 75 locations totaling approximately 1.8 million square feet, of which approximately 849 thousand square feet was owned properties and approximately 941 thousand square feet was leased properties throughout the United States.

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

At February 15, 2021, there were 33 stockholders of record of common stock.

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.'s repurchases of its common stock for the three months ended December 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(4)
					(in millions)
October 1, 2020 - October 31, 2020	13,419	$49.49		—	$284
November 1, 2020 - November 30, 2020	30,903	57.64		—	284
December 1, 2020 - December 31, 2020	2,149,421	58.15	(3)	2,066,472	134
Total	2,193,743	$58.09		2,066,472	N/A
(1) In connection with exercise of vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended December 31, 2020, there were 31,181 Treasury share increases in connection with such withholding activities.
(2) On January 28, 2021, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $1 billion. The additional share repurchase authorization expires on March 31, 2022 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.
(3) On December 28, 2020, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $150 million of the Company's common stock. Pursuant to the agreement, the Company received initial delivery of 2,066,472 shares based on the closing market price of the Company's stock on December 28, 2020 of $58.07. This arrangement closed on January 22, 2021 and an additional 509,909 shares were delivered based on the daily volume-weighted average price of the Company's common stock.
(4) On February 11, 2021, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $250 million of the Company's common stock. Pursuant to the agreement, the Company received initial delivery of 3,617,291 shares based on the closing market price of the Company's stock on February 11, 2021 of $55.29. This arrangement is scheduled to terminate no later than the end of the second quarter of 2021, at which time the Company will settle any positive or negative share balances based on the daily volume-weighted average price of the Company's common stock.

Refer to the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K and to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for equity compensation information.

Item 6.    Selected Financial Data

On November 19, 2020, the SEC issued a final rule amending Regulation S-K to modernize, simplify, and enhance Management's Discussion and Analysis (MD&A), streamline supplementary financial information, and eliminate the requirement to provide certain selected financial data. Registrants may early adopt the amended rules at any time after the effective date, February 10, 2021. Accordingly, the Company elected to early adopt the amended rule eliminating the requirement to disclose five years of Selected Financial Data.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2020, 2019 and 2018 and financial condition as of December 31, 2020 and 2019. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

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

In general, our primary sources of revenue include fee income from managing investment portfolios for clients as well as asset management and administrative fees from certain insurance and investment products; investment income on our general account and other funds; and from insurance premiums. Our fee income derives from asset- and participant-based advisory and recordkeeping fees on our retirement products, from management and administrative fees we earn from managing client assets, and from the distribution, servicing and management of mutual funds. We generate investment income on the assets in our general account, primarily fixed income assets, that back our liabilities and surplus. We earn premiums on insurance policies, including stop-loss, group life, voluntary and disability products as well as retirement contracts. Our expenses principally consist of general business expenses, commissions and other costs of selling and servicing our products, interest credited on general account liabilities as well as insurance claims and benefits including changes in the reserves we are required to hold for anticipated future insurance benefits.

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

Business Held for Sale and Discontinued Operations

The Individual Life Transaction
On January 4, 2021, we completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired Security Life of Denver Company ("SLD"), Security Life of Denver International Limited ("SLDI") and Roaring River II, Inc. ("RRII") including several subsidiaries of SLD.

The purchase price we received at the closing was based on estimated amounts and is subject to a post-close true-up mechanism pursuant to which the purchase price will be adjusted based on SLD’s adjusted book value as of the closing date. This true-up is currently expected to be completed in the second half of 2021. In addition to cash consideration, proceeds include an approximately $225 million interest in RLGH and certain other affiliates of Resolution Life US, and $123 million principal amount in surplus notes issued by SLD. In connection with the closing, we agreed to defer receipt of $100 million in cash proceeds for a period of up to 42 months, subject to an adjustment mechanism based on certain financial contingencies affecting SLD over that period. In addition, in connection with the unwind of certain guarantee obligations affecting portions of SLD’s business, in lieu of $60 million of cash proceeds, we has received approximately $60 million in additional preferred equity interests in Resolution Life US affiliates.

We have determined that the legal entities to be sold and the Individual Life and Annuities businesses within these entities meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on our operations. Accordingly, the results of operations of the businesses sold have been presented as discontinued operations, and the assets and liabilities of the related businesses have been classified as held for sale and segregated for all periods presented in this Annual Report on Form 10-K.

As of December 31, 2019, we recorded an estimated loss on sale, net of tax, of $1,150 million to write down the carrying value of the businesses held for sale to estimated fair value, which is based on the estimated sales price of the Individual Life transaction (as defined below) as of December 31, 2019 less cost to sell and other adjustments in accordance with the Resolution MTA. In addition, we are required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Individual Life Transaction. As such, Income (loss) from discontinued operations, net of tax, for the year ended December 31, 2020 includes an additional estimated loss on sale of $316 million, net of tax. The increase in the loss on sale does not impact the amount of excess capital expected to be generated from the sale. The estimated loss on sale, net of tax as of December 31, 2020 of $1,466 million, represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell.

Concurrently with the sale, SLD entered into reinsurance agreements with Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and Voya Retirement Insurance and Annuity Company ("VRIAC"), each of which is a direct or indirect wholly owned subsidiary of the Company. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY reinsured to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC remain subsidiaries of the Company. These reinsurance transactions were substantially carried out on a coinsurance or modified coinsurance basis, with SLD’s reinsurance obligations collateralized by invested assets placed in a comfort trust. Based on values as of December 31, 2020, U.S. GAAP reserves to be ceded under the Individual Life Transaction (defined below) are expected to be approximately $10.0 billion and are subject to change until closing. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") resulted in the disposition of substantially all of our life insurance and legacy non-retirement annuity businesses and related assets. The revenues and net results of the Individual Life and Annuities businesses disposed of via reinsurance are reported in businesses exited or to be exited through reinsurance or divestment which is an adjustment to our U.S. GAAP revenues and earnings measures to calculate Adjusted operating revenues and Adjusted operating earnings before income taxes, respectively.

As a result of the Individual Life Transaction, the net aggregate reduction in Total shareholders' equity, excluding Accumulated other comprehensive income ("AOCI"), would be in the range of $600 million to $800 million. The net aggregate reduction in Total shareholders’ equity, including AOCI, would be in the range of $2.5 billion to $2.7 billion. This includes the impact of the cumulative estimated loss on sale as well as the release of the AOCI related to the sold entities. Furthermore, following the close of the Individual Life Transaction, we expect to have deferred intangibles in the range of $300 million to $700 million, net of tax. The deferred intangibles will consist of (1) existing DAC, VOBA and URR balances on businesses already exited via reinsurance and for the portion of the transaction that involves a sale through reinsurance, (2) existing deferred Cost of reinsurance (“COR”) on businesses already exited via reinsurance and (3) deferred COR to be established in the first quarter of 2021. The aggregate deferred intangibles will be amortized as a charge to earnings over the life of the underlying policies.

Additionally, for the portion of the reinsurance transactions that involve policies that do not meet risk transfer, a deposit asset will be established in the amount of net consideration transferred to SLD, which is expected to be in the range of $1.1 billion to $1.6 billion, net of tax. This compares to liabilities related to Contract owner account balances that currently exist for the related underlying policies. We expect the annual impact of the amortization of the deferred intangibles as well as the deposit asset to be in the range of approximately $125 million to $175 million, net of tax. The amortization of the deferred intangibles and the deposit asset will be classified as a component of Income (loss) related to businesses exited or to be exited via reinsurance which is an adjustment to Income (loss) from continuing operations before income taxes to calculate Adjusted operating earnings before taxes and consequently are not included in the adjusted operating results of our segments. Additionally, we would expect the annual impact of the amortization of the deferred intangibles and deposit asset to decline over time.

The following table presents the major components of income and expenses of discontinued operations, net of tax related to the Individual Life Transaction for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net investment income	$669	$665	$649
Fee income	778	750	743
Premiums	26	27	27
Total net realized capital gains (losses)	27	45	(44)
Other revenue	(16)	(21)	4
Total revenues	1,484	1,466	1,379
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,225	1,055	1,050
Operating expenses	147	83	96
Net amortization of Deferred policy acquisition costs and Value of business acquired	238	153	135
Interest expense	6	10	9
Total benefits and expenses	1,616	1,301	1,290
Income (loss) from discontinued operations before income taxes	(132)	165	89
Income tax expense (benefit)	(29)	34	17
Loss on sale, net of tax	(316)	(1,150)	—
Income (loss) from discontinued operations, net of tax	$(419)	$(1,019)	$72

Since the closing of the Individual Life Transaction on January 4, 2021, the Company has continued to make refinements to its estimated loss on sale for that transaction and other related accounting matters. The loss on sale continues to be subject to change until such time as the final true-up procedure prescribed under the MTA governing the Individual Life Transaction has been completed, which is anticipated to occur no later than the end of 2021. Because these accounting procedures have continued subsequent to the issuance of the Company’s February 9, 2021 press release announcing its financial results for the fourth-quarter and full-year 2020, the financial results reported in this Annual Report on Form 10-K contain an estimated loss on sale within Discontinued Operations and Accumulated Other Comprehensive Income within Shareholders’ Equity that differs from such amounts as were reported in such release. These revised amounts do not affect the Company’s earnings from continuing operations for the fourth quarter or full year 2020 as reported in the February 9 release and have no effect on the excess capital reported in such release pro forma for the Individual Life Transaction or on any forward looking guidance the Company has provided with respect to the amount or use of transaction proceeds.

The following table describes the effect of these changes:

	For the 12 Months Ending 12/31/2020
(in millions)	As reported in February 9, 2021 Release	As Reported herein
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(158)	$(242)
Income from Discontinued Operations, net of tax	(335)	(419)
Income (loss) before income taxes from continuing operations	352	352
Adjusted operating earnings before income taxes	495	495

Total Voya Financial, Inc. Shareholders' Equity	10,245	10,110
Total Voya Financial, Inc. Shareholders' Equity Excluding AOCI	5,296	5,212

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

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the 2018 Transaction for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018(1)
Revenues:
Net investment income	$—	$—	$510
Fee income	—	—	295
Premiums	—	—	(50)
Total net realized capital gains (losses)	—	—	(345)
Other revenue	—	—	10
Total revenues	—	—	420
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	—	442
Operating expenses	—	—	(14)
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	49
Interest expense	—	—	10
Total benefits and expenses	—	—	487
Income (loss) from discontinued operations before income taxes	—	—	(67)
Income tax expense (benefit)	—	—	(19)
Loss on sale, net of tax	—	(82)	401
Income (loss) from discontinued operations, net of tax	$—	$(82)	$353
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

COVID-19 and its Effect on the Global Economy
COVID-19, the disease caused by the novel coronavirus, has had a significant adverse effect on the global economy since March of 2020. The disease continues to spread widely across the United States and in many countries throughout the world. The persistence of new infections has slowed the re-opening of the U.S. economy and, even in regions where restrictions have largely been lifted, economic activity has been slow to recover. Longer-term, the economic outlook is uncertain, but may depend in significant part on progress with respect to effective therapies to treat COVID-19 or vaccines. For further information regarding risks associated with COVID-19, see Risk Factors - The COVID-19 pandemic has had, and is likely to continue to have, adverse effects on our financial condition and results of operations in Part I, Item 1A. of this Annual Report on Form 10-K.

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

We also completed repurchases of approximately $526 million of our common shares during 2020, although we paused repurchases for several quarters as a prudent measure in light of current market uncertainties. In January 2021, we increased our common shareholder dividend by 10%.

Effect on Voya Financial - Results of Operations
Predicting with accuracy the future consequences of COVID-19 on our results of operations is impossible. To date, the most significant effects of adverse economic conditions have been on our fee-based income, with net investment income experiencing milder effects. Underwriting income, principally affected by increases to mortality and morbidity due to the disease, has also been negatively affected.

Retirement
In Retirement, we’ve experienced pressure on earnings driven by equity market volatility as well as lower interest rates, with effects weighted more heavily towards our full-service corporate markets business and less on recordkeeping business. Although the impact of COVID-19 is likely to be primarily on fee-based income, we estimate that lower interest rates will continue to contribute to a lower spread-based income. Longer-term effects will depend significantly on equity market performance and prevailing interest rate levels, as well as the magnitude and duration of elevated unemployment levels. We believe that expense reductions and other management actions would be available to offset a portion of any impact.

Investment Management
In Investment Management, fee income was pressured earlier in the year due to the market disruption which resulted in lower valuations and assets under management. The macroeconomic and overall market improvement since that time along with positive net flows contributed to AUM levels, although pockets of economic stress in the economy remain and lingering uncertainty regarding the sustained economic recovery. We believe, in aggregate, that investment capital will be reevaluated higher, however if the economy worsens or credit stresses intensify, investment capital results could decline. In addition, we had seen an elevated level of outflows associated with our retail business at the outset of the pandemic that subsided in the second and third quarters of 2020. While we saw negative flows in the fourth quarter in both institutional and retail, this was largely due to the timing of a few larger client redemptions. The pandemic has made generating new business leads more challenging, resulting in a reduction in sales meetings and activities that could result in a lower level of sales activity in 2021. If the pandemic persists and the economy fails to grow or declines from current levels, asset values could be negatively impacted resulting in lower management fee revenue and/ or investment capital returns.

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

We expect mortality claims in group life to be elevated into 2021 due to COVID-19 related deaths, with the magnitude of such claims dependent on mortality rates from the disease. We currently estimate that, for every 10,000 incremental deaths in the United States due to COVID-19, operating earnings of our Employee Benefits segment would decline by approximately $1 to $2 million due to increased claims.

Individual Life
As we have executed the Individual Life Transaction on January 4, 2021, we do not expect Individual Life mortality claims related to COVID-19 deaths to have a material impact on our earnings prospectively.

Market Conditions
While extraordinary monetary accommodation has suppressed volatility in rate, credit and domestic equity markets for an extended period, global capital markets are now past peak accommodation as the U.S. Federal Reserve continues its gradual pace of policy normalization. As global monetary policy becomes less accommodating, an increase in market volatility could affect our business, including through effects on the rate and spread component of yields we earn on invested assets, changes in required reserves and capital, and fluctuations in the value of our assets under management ("AUM"), administration or advisement ("AUA"). These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation, levels of global trade, and geopolitical risk. In the short- to medium-term, the potential for increased volatility, coupled with prevailing interest rates below historical averages, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment could make it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be adversely affected by market volatility as fees driven by AUM fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. As a company with strong retirement, investment management and insurance capabilities, however, we believe the market conditions noted above may, over the long term, enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable. For additional information on our sensitivity to interest rates and equity market prices, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

Interest Rate Environment
We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:
•Our continuing business general account investment portfolio, which was approximately $56 billion as of December 31, 2020, consists predominantly of fixed income investments and had an annualized earned yield of approximately 4.7% in the fourth quarter of 2020. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2020 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.
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

Retirement
•The first quarters tend to have the highest level of recurring deposits in Corporate Markets, due to the increase in participant contributions from the receipt of annual bonus award payments or annual lump sum matches and profit sharing contributions made by many employers. Corporate Market withdrawals also tend to increase in the first quarters as departing sponsors change providers at the start of a new year.
•In the third quarters, education tax-exempt markets typically have the lowest recurring deposits, due to the timing of vacation schedules in the academic calendar.
•The fourth quarters tend to have the highest level of single/transfer deposits due to new Corporate Market plan sales as sponsors transfer from other providers when contracts expire at the fiscal or calendar year-end. Recurring deposits in the Corporate Market may be lower in the fourth quarters as higher paid participants scale back or halt their contributions upon reaching the annual maximums allowed for the year. Finally, Corporate Market withdrawals tend to increase in the fourth quarters, as in the first quarters, due to departing sponsors.

Investment Management
•In the fourth quarters, performance fees are typically higher due to certain performance fees being associated with calendar-year performance against established benchmarks and hurdle rates.

Employee Benefits
•The first quarters tend to have the highest Group Life loss ratio. Sales for Group Life and Stop Loss also tend to be the highest in the first quarters, as most of our contracts have January start dates in alignment with the start of our clients' fiscal years.
•The third quarters tend to have the second highest Group Life and Stop Loss sales, as a large number of our contracts have July start dates in alignment with the start of our clients' fiscal years.

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

Stranded Costs
As a result of the 2018 Transaction and the Individual Life Transaction, the historical revenues and certain expenses of the sold businesses have been classified as discontinued operations. Historical revenues and certain expenses of the businesses that will be divested via reinsurance at closing of the Individual Life Transaction (including an insignificant amount of Individual Life and closed block non retirement annuities that are not part of the transaction) are reported within continuing operations, but are excluded from adjusted operating earnings as businesses exited or to be exited through reinsurance or divestment. Expenses classified within discontinued operations and businesses exited or to be exited through reinsurance include only direct operating expenses incurred by these businesses and then only to the extent that the nature of such expenses was such that we would cease to incur such expenses upon the close of the 2018 Transaction and the Individual Life Transaction. Certain other direct costs of these businesses, including those which relate to activities for which we have or will provide transitional services and for which we have or will be reimbursed under transition services agreements (“TSAs”) are reported within continuing operations along with the associated revenues from the TSAs. Additionally, indirect costs, such as those related to corporate and shared service functions that were previously allocated to the businesses sold or divested via reinsurance, are reported within continuing operations. These costs ("Stranded Costs") and the associated revenues from the TSAs are reported within continuing operations in Corporate, since we do not believe they are representative of the future run-rate of revenues and expenses of our continuing operations. The Stranded Costs related to the 2018 Transaction were fully eliminated in the fourth quarter of 2019 and we plan to address the Stranded Costs related to the Individual Life Transaction through a cost reduction strategy. Refer to Restructuring in Part II, Item 7 of this Annual Report on Form 10-K for more information on this program.

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

The initiatives associated with the closing of the 2018 Transaction and the decision to cease new sales following the strategic review of the Company’s Individual Life Business concluded during 2019. Substantially all initiatives associated with additional cost savings targets announced in November 2018 concluded during 2020.

The Organizational Restructuring initiatives described above have resulted in recognition of severance and organizational transition costs that are reflected in both continuing operations and discontinued operations. Amounts reflected in continuing operations are reported in Operating expenses in the Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. For the years ended December 31, 2020 and 2019, we incurred Organizational Restructuring expenses of $70 million and $201 million, respectively, associated with continuing operations.

In addition to the restructuring costs incurred above, the anticipated reduction in employees from the execution of the initiatives described above triggered an immaterial curtailment loss and related re-measurement gain of our qualified defined benefit pension plan as of January 31, 2019, which was recorded during the first quarter of 2019.

The aggregate amount of additional Organizational Restructuring expenses incurred in 2019 and 2020, excluding restructuring efforts resulting from the Individual Life Transaction, was $248 million. These costs include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs.

Restructuring expenses that were directly related to the preparation for and execution of the 2018 Transaction are included in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations. For the year ended December 31, 2020 and 2019, we did not incur any Organizational Restructuring expenses associated with discontinued operations as a result of the 2018 Transaction.

Pursuant to the Individual Life Transaction, we have or will divest or dissolve four regulated insurance entities, including our life companies domiciled in Colorado and Indiana, and captive entities domiciled in Arizona. We have also divested Voya America Equities LLC, a regulated broker-dealer, and have transferred or decommissioned a substantial number of administrative systems. We will undertake further restructuring efforts to reduce stranded expenses associated with our Individual Life business as well as our corporate and shared services functions. We anticipate incurring additional restructuring expenses directly related to the disposition beyond 2020, of $75 - $125 million, in addition to the $78 million incurred for the year ended December 31, 2020, a substantial portion of which is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations. Refer to the Business Held for Sale and Discontinued Operations Note to these Consolidated Financial statements for further information.

Results of Operations

Operating Measures

In this MD&A, we discuss Adjusted operating earnings before income taxes and Adjusted operating revenues, each of which is a measure used by management to evaluate segment performance. For additional information on each measure, see Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

The following table presents AUM and AUA as of the dates indicated:

	As of December 31,
($ in millions)	2020	2019
AUM and AUA:
Retirement (1)	$520,258	$440,043
Investment Management	301,680	272,730
Employee Benefits	1,837	1,797
Eliminations/Other	(123,587)	(111,783)
Total AUM and AUA(1) (2)	$700,188	$602,787

AUM	$364,610	$322,538
AUA (1)	335,578	280,249
Total AUM and AUA(1) (2)	$700,188	$602,787
(1) Includes Assets Under Advisement, which are presented in AUA.
(2) Includes AUM and AUA related to the Individual Life and 2018 Transactions, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

Terminology Definitions

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

Results of Operations - Company Consolidated

The following table presents our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
($ in millions)	2020	2019	Change
Revenues:
Net investment income	$2,909	$2,792	$117
Fee income	2,026	1,969	57
Premiums	2,416	2,273	143
Net realized capital gains (losses)	(365)	(164)	(201)
Other revenue	409	465	(56)
Income (loss) related to consolidated investment entities	254	143	111
Total revenues	7,649	7,478	171
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	4,101	3,750	351
Operating expenses	2,654	2,753	(99)
Net amortization of Deferred policy acquisition costs and Value of business acquired (1)	352	182	170
Interest expense	159	174	(15)
Operating expenses related to consolidated investment entities	31	45	(14)
Total benefits and expenses	7,297	6,904	393
Income (loss) from continuing operations before income taxes	352	574	(222)
Income tax expense (benefit)	(18)	(217)	199
Income (loss) from continuing operations	370	791	(421)
Income (loss) from discontinued operations, net of tax	(419)	(1,101)	682
Net Income (loss)	(49)	(310)	261
Less: Net income (loss) attributable to noncontrolling interest	157	50	107
Less: Preferred stock dividends	36	28	8
Net income (loss) available to our common shareholders	$(242)	$(388)	$146

For additional information on reconciliations of Income (loss) from continuing operations to Adjusted operating earnings before income taxes and Total revenues to Adjusted operating revenues, and their relative contributions of each segment, see Segments Note to our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K.

The following tables present businesses exited or to be exited through reinsurance or divestment adjustments to Income (loss) from continuing operations and Total revenues for the periods indicated:

	Year Ended December 31,
($ in millions)	2020	2019
Income (loss) related to businesses exited through reinsurance or divestment	$(80)	$25
Income (loss) related to businesses to be exited through reinsurance or divestment	(262)	73
Total income (loss) related to business exited or to be exited through reinsurance or divestment	$(342)	$98

	Year Ended December 31,
($ in millions)	2020	2019
Revenues related to businesses exited through reinsurance or divestment	$58	$124
Revenues related to businesses to be exited through reinsurance or divestment	1,436	1,407
Total revenues related to business exited or to be exited through reinsurance or divestment	$1,494	$1,531

Consolidated - Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Total Revenues

Total Revenues increased $171 million from $7,478 million to $7,649 million. The following items contributed to the overall increase.

Net investment income increased $117 million from $2,792 million to $2,909 million primarily due to:
•growth in general account assets in our Retirement segment; and
•higher alternative investment income primarily driven by higher yields in the current period compared to the prior period.

The increase was partially offset by:

•lower prepayment fee income.

Fee income increased $57 million from $1,969 million to $2,026 million primarily due to:

•higher management and administrative fees earned in our Investment Management segment due to higher average AUM driven by equity market improvements; and
•an increase in full service fees in our Retirement segment driven by equity market improvements and business growth.

    The increase was partially offset by:

•a change in customer fund allocations in our Retirement segment.

Premiums increased $143 million from $2,273 million to $2,416 million primarily due to:
•higher premiums driven by growth of the Voluntary and Stop Loss blocks of business in our Employee Benefits segment.

Net realized capital losses increased $201 million from $164 million to $365 million primarily due to:

•unfavorable changes in fair value option securities due to interest rate movements;
•higher impairments taken during the current year; and
•losses from market value changes associated with business reinsured, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders.

The losses were partially offset by:

•favorable changes in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements partially as well as a gain due to nonperformance risk.

Other revenue decreased $56 million from $465 million to $409 million primarily due to:

•lower revenue resulting from transition services agreements
•lower broker-dealer revenues in our Retirement segment; and
•unfavorable market value adjustments on separate accounts in our Retirement segment.

The decrease was partially offset by:

•higher performance fees earned in our Investment Management segment.

Total Benefits and Expenses

Total benefits and expenses increased by $393 million from $6,904 million to $7,297 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $351 million from $3,750 million to $4,101 million primarily due to:

•loss recognition and unfavorable reserve changes in our non-Life businesses to be reinsured driven by the impact of the annual assumption updates;
•unfavorable unlocking in our Life business to be reinsured driven by the impact of the annual assumption updates;
•growth in Stop Loss and Voluntary blocks of businesses and higher claims in Group Life business, partially offset by lower Stop Loss and Voluntary loss ratios and other adjustments in our Employee Benefits segment;
•unfavorable net mortality in our business to be reinsured; and
•a reserve release associated with our business to be reinsured in the prior year.

The increase was partially offset by:

•market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which are fully offset by a corresponding amount in Net realized capital gains (losses).

Operating expenses decreased $99 million from $2,753 million to $2,654 million primarily due to:
•lower restructuring charges in the current period. Refer to the Restructuring Note in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information;
•lower Stranded Costs;
•a favorable change in pension costs. Refer to the Employee Benefit Arrangements Note in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information;
•favorable adjustments to incentive compensation; and
•lower amortization of intangible assets in Corporate.

The decrease was partially offset by:

•an increase in growth-based expenses in our Retirement and Employee Benefits segments;
•a litigation recovery related to a divested business in the prior period; and
•higher compensation related expenses in our Investment Management segment primarily associated with higher earnings in the current period.

Net amortization of DAC/VOBA increased $170 million from $182 million to $352 million primarily due to:

•unfavorable unlocking in our Retirement segment and Life business to be reinsured primarily driven by the impact of the annual assumption updates, partially offset by net favorable unlocking primarily driven by the impact of changes to customer fund allocations.

The increase was partially offset by:

•net favorable amortization on our business reinsured; and
•favorable amortization on lower gross profits in our Retirement segment, partially offset by lower interest from the reduced DAC balance.

Income Tax Benefit

Income tax benefit decreased $199 million from $217 million to $18 million primarily due to:

•a release of a portion of the valuation allowance in 2019 that did not recur in 2020; and
•a decrease in tax credits.

The decrease was partially offset by:

•a decrease in income before income taxes; and
•an increase in noncontrolling interest.

Loss from Discontinued Operations, net of Tax

Loss from discontinued operations, net of tax decreased $682 million from $1,101 million to $419 million primarily due to:

•a higher loss on sale, net of tax adjustment related to the Individual Life Transaction made in the prior period;
•an unfavorable adjustment to the 2018 Transaction loss on sale, net of tax in the prior period; and
•a favorable change in Income tax expense (benefit) in the current year primarily due to losses in the current period resulting in a tax benefit.

The decrease was partially offset by:

•an unfavorable change in Income (loss) from discontinued operations before income taxes primarily due to unfavorable annual assumption updates and restructuring expenses in the current period.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings before Income Taxes

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $36 million from a loss of $14 million to a gain of $22 million primarily due to:

•favorable hedging gains due to changes in interest rates.

The increase was partially offset by:

•unfavorable changes in embedded derivatives as a result of contract terminations.

Gain (loss) related to businesses exited through reinsurance or divestment changed $440 million from a gain of $98 million to a loss of $342 million primarily due to:
•loss recognition and unfavorable reserve changes in our non-Life businesses to be reinsured driven by the impact of the annual assumption updates;
•unfavorable unlocking in our Life business to be reinsured driven by the impact of the annual assumption updates
•a litigation recovery related to a divested business in the prior period;
•unfavorable net mortality associated with our business to be reinsured;
•reserve release associated with the social security master death file in the prior period;
•higher impairments associated with our business to be reinsured; and
•a decline in premiums due to the discontinuation of sales in the prior period and block run-off.

The decrease was partially offset by:

•net favorable amortization associated with business reinsured and to be reinsured in the current period.

Other adjustments decreased $155 million from a loss of $196 million to a loss of $41 million primarily due to:

• higher costs recorded in the prior period related to restructuring. Refer to the Restructuring Note in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Consolidated and Segment by Segment - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

In preparing the Company's Consolidated Financial Statements for the year ended December 31, 2020, we made appropriate revisions to its financial statements for historical periods. Such changes are reflected in the financial results for the years ended December 31, 2019 and 2018 included in these financial statements.

These revisions did not have a material impact on earnings nor did it alter our explanations previously disclosed within the Results of Operations - Consolidated – Year Ended December 31, 2019 Compared to Year Ended December 2018 in our 2019 Annual Report on Form 10-K.

For further information on the effect of the immaterial error, refer to the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Results of Operations - Segment by Segment

Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. Refer to the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on the presentation of segment results and our definition of adjusted operating earnings.

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$1,742	$1,750
Fee income	877	852
Premiums	8	5
Other revenue	89	105
Total adjusted operating revenues	2,717	2,712
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	961	946
Operating expenses	1,075	1,046
Net amortization of DAC/VOBA	237	132
Total operating benefits and expenses	2,274	2,124
Adjusted operating earnings before income taxes(1)	$443	$588
(1) Includes unlocking related to annual review of the assumptions. Refer to DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further information.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of December 31,
($ in millions)	2020	2019
Corporate markets	$86,581	$73,497
Tax exempt markets	78,831	70,109
Total full service plans	165,412	143,606
Stable value(1) and pension risk transfer	12,040	10,298
Retail wealth management	12,126	10,843
Total AUM	189,579	164,747
AUA(2)	330,679	275,296
Total AUM and AUA	$520,258	$440,043
(1) Where Voya is the Investment Manager. Stable Value assets move from AUM to AUA when Voya no longer serves as Investment Manager but continues to provide a book value guarantee.
(2) Assets Under Advisement are presented in AUA, which includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets.

	As of December 31,
($ in millions)	2020	2019
General Account	$34,712	$32,932
Separate Account	85,688	77,748
Mutual Fund/Institutional Funds	69,179	54,067
AUA	330,679	275,296
Total AUM and AUA	$520,258	$440,043

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2020	2019
Balance as of beginning of period	$164,745	$139,133
Deposits	25,160	20,563
Surrenders, benefits and product charges	(22,709)	(19,666)
Net flows	2,451	897
Interest credited and investment performance	22,383	24,717
Balance as of end of period	$189,579	$164,747

Retirement - Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Adjusted operating earnings before income taxes decreased $145 million from $588 million to $443 million primarily due to:

•unfavorable DAC unlocking primarily due to the annual assumption updates;
•higher operating expenses resulting from business growth and a legal accrual;
•lower prepayment income; and
•lower other revenue primarily driven by MVA.

The decrease was partially offset by:

•higher fee revenue resulting from business growth and improvement in equity markets;
•higher alternative asset income; and
•higher investment spread income.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$15	$13
Fee income	619	611
Other revenue	69	51
Total adjusted operating revenues	702	675
Operating benefits and expenses:
Operating expenses	506	495
Total operating benefits and expenses	506	495
Adjusted operating earnings before income taxes	$197	$180

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Year Ended December 31,
($ in millions)	2020	2019
Investment Management intersegment revenues	$110	$104
The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of December 31,
($ in millions)	2020	2019
Assets under Management
External clients:
Institutional(1)	$111,964	$94,424
Retail(2)	75,116	72,398
Total external clients	187,080	166,822
General account	58,421	56,651
Total AUM	245,501	223,473
Assets under Administration(3)	56,179	49,257
Total AUM and AUA	$301,680	$272,730
(1) Represents Investment Management sourced clients which accounted for $111,323 and $99,595 million of AUM as of December 31, 2020 and 2019, respectively.
(2) Represents affiliate sourced and variable annuities clients which accounted for $43,438 and $32,318 of AUM as of December 31, 2020, respectively, and $38,785 and $28,448 million of AUM as of December 31, 2019, respectively. Reflects AUM associated with the businesses divested as part of the 2018 Transaction.
(3) Includes assets sourced by other segments which are reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2020	2019
Net Flows:
Institutional	10,621	2,729
Retail	(2,240)	(129)
Variable annuities(1)	(2,505)	(2,626)
Sub-advisor replacements(2)	—	2,806
Total	$5,877	$2,780
(1) Reflects net flows associated with the businesses divested as part of the 2018 Transaction.
(2) Reflects net flows mainly associated with outside managed funds.

Investment Management - Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Adjusted operating earnings before income taxes increased $17 million from $180 million to $197 million primarily due to:

•higher other revenue primarily due to higher performance and production fees earned in the current period; and
•higher fee revenue primarily due to higher average AUM.

    The increase was partially offset by:

•higher operating expenses.
Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$114	$114
Fee income	61	64
Premiums	1,986	1,856
Other revenue	(7)	(8)
Total adjusted operating revenues	2,155	2,026
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,495	1,406
Operating expenses	436	405
Net amortization of DAC/VOBA	19	16
Total operating benefits and expenses	1,951	1,827
Adjusted operating earnings before income taxes	$204	$199

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2020	2019
Sales by Product Line:
Group life and Disability	$119	$133
Stop loss	308	282
Total group products	427	415
Voluntary products	134	114
Total sales by product line	$561	$529

Total gross premiums and deposits	$2,234	$2,079

Group life and Disability	714	710
Stop loss	1,096	1,038
Voluntary	472	390
Total annualized in-force premiums	$2,282	$2,138

Loss Ratios:
Group life (interest adjusted)	81.8%	75.6%
Stop loss	77.7%	78.4%
Total Loss Ratio	70.4%	70.2%

Employee Benefits - Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Adjusted operating earnings before income taxes increased $5 million from $199 million to $204 million primarily due to:

•higher premiums driven by growth of the Voluntary and Stop Loss blocks.
The increase was partially offset by:

•higher benefits incurred due to growth in business and COVID-19 impacts, partially offset by lower Stop Loss and Voluntary loss ratios; and
•higher distribution expenses, commissions and amortization of intangibles related to business growth.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Year Ended December 31,
($ in millions)	2020	2019
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$16	$54
Premiums	—	3
Other revenue	5	40
Total adjusted operating revenues	21	97
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	18	42
Operating expenses(1)	142	225
Interest Expense(2)	210	206
Total operating benefits and expenses	369	473
Adjusted operating earnings before income taxes	$(349)	$(376)
(1) Includes expenses from corporate activities, and expenses not allocated to our segments. Years ended December 31, 2020 and 2019 primarily include stranded costs related to the Individual Life and 2018 Transactions and amortization of intangibles.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Adjusted operating earnings before income taxes increased $27 million from a loss of $376 million to a loss of $349 million primarily due to:

•lower stranded costs in the current period related to the 2018 Transaction due to increased benefits from cost saving;
•pension benefit which is retained in Corporate effective at the start of the current year;
•favorable incentive compensation adjustments in the current period; and
•lower amortization of the intangibles.

This increase was partially offset by:

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

The following table presents the investment income for the years ended December 31, 2020 and 2019, respectively, and the average assets of alternative investments as of the dates indicated:

	Year Ended December 31,
($ in millions)	2020	2019
Retirement:
Alternative investment income	$107	$84
Average alternative investments	878	758
Investment Management:
Alternative investment income	15	13
Average alternative investments	237	223
Employee Benefits:
Alternative investment income	13	10
Average alternative investments	99	86

DAC/VOBA and Other Intangibles Unlocking
Changes in Adjusted operating earnings before income taxes and Net income (loss) are influenced by increases and decreases in amortization of DAC, VOBA, deferred sales inducements ("DSI"), and unearned revenue ("URR"), collectively, "DAC/VOBA and other intangibles". Unlocking, described below, related to DAC, VOBA, DSI and URR, as well as amortization of net cost of reinsurance and reserve adjustments associated with universal life-type and variable life-type secondary guarantees, are referred to as "DAC/VOBA and other intangibles unlocking."

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

The DAC/VOBA and other intangibles unlocking in the table below includes the net impact of the annual review of the assumptions. During the third quarter of 2020 and 2019, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting in a net unfavorable impact of $175 million and $25 million to Adjusted operating earnings before income taxes in 2020 and 2019, respectively. The unlocking in third quarter 2020 was driven principally by reductions in the long-term interest rates of 175 basis points and long-term equity rate of return of 100 basis points in our Retirement business. The unlocking in third quarter 2019 was driven principally by a reduction in the long-term interest rate of 50 basis points and lower net margins in our Retirement business.

The following table presents the amount of DAC/VOBA and other intangibles unlocking included in Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2020	2019
Retirement	$(149)	$(30)
Total DAC/VOBA and other intangibles unlocking	$(149)	$(30)

We also review the estimated gross profits for each of our blocks of business to determine recoverability of DAC/VOBA and other intangibles each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. During the third quarter of 2020, our annual review of the assumptions resulted in loss recognition, related to the reductions in long-term interest rates and equity rate of return, of $68 million, $10 million of which was reflected in Adjusted operating earnings before income taxes and included in the table above. The remaining $58 million was excluded from Adjusted operating earnings before income taxes and reflected in Income (loss) from businesses exited or to be exited through reinsurance. There was no loss recognition during 2019. Refer to Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for more information.

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

Parent Company Sources and Uses of Liquidity

Voya Financial, Inc. is largely dependent on cash flows from its operating subsidiaries to meet its obligations. The principal sources of funds available to Voya Financial, Inc. include dividends and returns of capital from its operating subsidiaries, as well as cash and short-term investments, and proceeds from debt issuances, borrowing facilities and equity securities issuances. These sources of funds include the $500 million revolving credit sublimit of our Third Amended and Restated Credit Agreement and reciprocal borrowing facilities maintained with Voya Financial, Inc.'s subsidiaries as well as alternate sources of liquidity described below.

Business divestitures have also provided an important source of liquidity in recent periods, including through a significant increase in excess capital levels as a result of the completion of the Individual Life transaction in January 2021. Pro forma for the completion of that transaction, we estimate that our excess capital (which we define as the amount of capital and surplus in our insurance subsidiaries above our 400% RBC target, plus the amount of holding company liquidity above our $200 million target) as of December 31, 2020 was approximately $1.8 billion. Depending on the outcome of certain business contingencies affecting SLD, the ultimate contribution of the transaction to our excess capital could vary by approximately $100 million (positively or negatively) over an approximately five-year period between 2021 and 2025. In addition, as described above, the purchase price received in the Individual Life Transaction is subject to a post-close true-up mechanism based on SLD’s adjusted book value on the closing date. The true up is expected to be completed by the end of 2021.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Beginning cash and cash equivalents balance	$212	$209	$244
Sources:
Proceeds from loans from subsidiaries, net of repayments	584	65	—
Dividends and returns of capital from subsidiaries	294	1,064	1,207
Repayment of loans to subsidiaries, net of new issuances	—	—	111
Proceeds from 2048 Notes offering	—	—	350
Proceeds from issuance of preferred stock, net	—	293	319
Amounts received from subsidiaries under tax sharing agreements, net	231	—	63
Refund of income taxes, net	112	128	—
Proceeds from sale of equity securities, net	—	121	—
Sale of short-term investments	—	—	212
Other, net	30	15	1
Total sources	1,251	1,686	2,263
Uses:
Repurchase of Senior Notes	—	97	266
Premium paid and other fees related to debt extinguishment	—	9	20
Payment of interest expense	132	136	152
Capital provided to subsidiaries (1)	441	3	55
Repayments of loans from subsidiaries, net of new issuances	—	—	414
New issuances of loans to subsidiaries, net of repayments	16	85	—
Amounts paid to subsidiaries under tax sharing arrangements, net	—	123	—
Payment of income taxes, net	—	—	1
Debt issuance costs	—	—	6
Common stock acquired - Share repurchase	516	1,136	1,025
Share-based compensation	17	22	14
Dividends paid on preferred stock	36	28	—
Dividends paid on common stock	76	44	6
Maturity of 2018 Notes	—	—	337
Acquisition of equity securities, net	—	—	2
Other, net	—	—	—
Total uses	1,234	1,683	2,298
Net increase (decrease) in cash and cash equivalents	17	3	(35)
Ending cash and cash equivalents balance	$229	$212	$209
(1) Reflects a capital contribution to SLDI of $315 million during 2020.

Share Repurchase Program and Dividends to Shareholders

See the Shareholders' Equity Note in Part II, Item 8. of this Annual Report on Form 10-K for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations for the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, we were authorized to repurchase shares up to an aggregate purchase price of $134 million. On January 28, 2021, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $1 billion. The additional share repurchase authorization expires on March 31, 2022 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

On February 11, 2021, we entered into a share repurchase agreement with a third-party financial institution to repurchase $250 million of the Company's common stock. Pursuant to the agreement, we received initial delivery of 3,617,291 shares based on the closing market price of the Company's stock on February 11, 2021 of $55.29. This arrangement is scheduled to terminate no later than the end of the second quarter of 2021, at which time we will settle any positive or negative share balances based on the daily volume-weighted average price of the Company's common stock.

The following table summarizes our payment of common dividends and repurchases of common shares for the periods indicated:

($ in millions)	Year Ended December 31,
	2020	2019	2018
Dividends paid on common shares	$76	$44	$6
Repurchases of common shares (at cost)	526	1,096	1,125
Total	$602	$1,140	$1,131

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

As of December 31, 2020, we had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the year ended December 31, 2020:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Total long-term debt	$3,042	$—	$—	$2	$3,044

As of December 31, 2019, we had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the year ended December 31, 2019:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Total long-term debt	$3,136	$—	$(96)	$2	$3,042

As of December 31, 2020, we were in compliance with our debt covenants.

Preferred Stock

Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A and Series B preferred stock for the last preceding dividend period.
During the year ended December 31, 2020, we declared and paid dividends of $20 million and $16 million on the Series A and Series B preferred stock, respectively. During the year ended December 31, 2019, we declared and paid dividends of $20 million and $8 million on the Series A and Series B preferred stock, respectively. During the year ended December 31, 2018, there were no declarations or payments of dividends on preferred stock. As of December 31, 2020, there were no preferred stock dividends in arrears. See the Shareholders' Equity Note in Part II, Item 8. of this Annual Report on Form 10-K for further information on preferred stock issuances.

Senior Notes, Junior Subordinated Notes, Aetna Notes, Put Option Agreement for Senior Debt Issuance

On July 12, 2019, we completed the redemption of our remaining $97 million aggregate principal amount of 5.5% Senior Notes due 2022 (the "2022 Notes"). In connection with this transaction, we incurred a loss on debt extinguishment of $9 million for the year ended December 31, 2020, which was recorded in Interest Expense in the Consolidated Statements of Operations. See the Financing Agreements Note in Part II, Item 8. of this Annual Report on Form 10-K for further information on long-term and short-term debt.

Senior Unsecured Credit Facility

See the Financing Agreements Note in Part II, Item 8. of this Annual Report on Form 10-K for information on the senior unsecured credit facility.

Other Credit Facilities

We have historically used credit facilities to provide collateral for affiliated reinsurance transactions with captive insurance subsidiaries. These arrangements, which facilitated the financing of statutory reserve requirements, primarily related to our Individual Life or Closed Block Variable Annuities businesses which we have now divested.

See the Financing Agreements Note in Part II, Item 8. of this Annual Report on Form 10-K for information on other credit facilities.

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. provide guarantees to certain of our subsidiaries to support various business requirements:
•Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $12 million principal amount Equitable Notes maturing in 2027, and provides a back-to-back guarantee to ING Group in respect of its guarantee of $358 million combined principal amount of Aetna Notes.
•Voya Financial, Inc. and Voya Holdings provide a guarantee of payment of obligations to certain subsidiaries under certain surplus notes held by those subsidiaries.

We did not recognize any asset or liability as of December 31, 2020 and 2019 in relation to intercompany indemnifications, guarantees or support agreements. As of December 31, 2020 and 2019, no guarantees existed in which we were required to currently perform under these arrangements.

Securities Pledged

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions for short periods of time. As of December 31, 2020 and 2019, the fair value of loaned securities was $197 million and $1,159 million, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, collateral retained by the lending agent and invested in liquid assets on our behalf was $106 million and $1,055 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, liabilities to return collateral of $106 million and $1,055 million, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets. See the Business, Basis of Presentation and Significant Accounting Policies Note and the Investments Note in Part II, Item 8. Of this Annual report on 10-K for further information on our securities lending program.

Repurchase Agreements

We engage in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase our return on investments and improve liquidity. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2020, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions was $82 million, respectively. As of December 31, 2019, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions was $66 million, respectively. As of December 31, 2020 and 2019, we did not have any securities pledged in dollar rolls.

We also enter into reverse repurchase agreements. As of December 31, 2020 and 2019, we did not have any securities pledged under reverse repurchase agreements.

See Business, Basis of Presentation and Significant Accounting Policies and Investments (excluding Consolidated Investment Entities) Note in Part II, Item 8. of this Annual report on 10-K for information on repurchase agreements.

FHLB

We are currently a member of the FHLB of Boston and the FHLB of Des Moines and may engage in transactions with FHLB for investment income enhancement and/or liquidity purposes. We are required to maintain a collateral deposit to back any funding agreements issued by the FHLB. We have the ability to obtain funding from the FHLBs, in the form of non-putable funding agreements, based on a percentage of the value of our assets and subject to the availability of eligible collateral. The types of securities generally pledged include mortgage securities, commercial real estate and U.S. treasury securities. Our borrowing capacity is also limited by the lending value of our assets eligible to be pledged to the FHLB. As of December 31, 2020 and 2019, our available collateral lending value was approximately $3.1 billion for VRIAC and RLI.

We had $795 million and $877 million in FHLB funding agreements as of December 31, 2020 and 2019, all of which are with FHLB of Boston and which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, we had assets with a market value of approximately $1,386 million and $1,211 million, respectively, which collateralized the FHLB funding agreements, all of which are with FHLB of Boston. Prior to the completion of the Individual Life Transaction, we were also a member of FHLB of Topeka. Our capacity under that facility transferred to Resolution Life US with the sale of SLD under the Individual Life Transaction.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of December 31, 2020, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.9 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of December 31, 2020, Voya Financial, Inc. had $653 million in outstanding borrowings from subsidiaries and had loaned $181 million to its subsidiaries.

Collateral - Derivative Contracts

As of December 31, 2020, we held $5 million and $140 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2019, we held $9 million and $82 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2020, we delivered $170 million of securities and held no securities as collateral. As of December 31, 2019, we delivered $183 million of securities and held no securities as collateral. See the Derivatives Note in Part II, Item 8. Of this Annual report on 10-K for information on collateral for derivatives.

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

	Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
	("A.M. Best") (1)	("Fitch") (2)	("Moody's") (3)	("S&P") (4)
Long-term Issuer Credit Rating/Outlook:
Voya Financial, Inc.	(5)	BBB+/stable	Baa2/stable	BBB+/Stable

Financial Strength Rating/Outlook:
Voya Retirement Insurance and Annuity Company	(5)	A/stable	A2/stable	A+/Stable
ReliaStar Life Insurance Company	A/stable	A/stable	A2/stable	A+/Stable
ReliaStar Life Insurance Company of New York	A/stable	A/stable	A2/stable	A+/Stable
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
(5) Effective April 11, 2019, A.M. Best withdrew, at the Company’s request, its financial strength ratings with respect to Voya Financial, Inc.and Voya Retirement Insurance Annuity Company.

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium- or long-term trend in credit fundamentals, which if continued, may lead to a rating change. In April 2019, Moody’s changed its outlook for the U.S. life insurance sector to negative from stable. In December 2019, Fitch revised its outlook on the U.S. life insurance sector to negative from stable. Subsequently, in March of 2020, Fitch revised its rating outlook for the U.S. life insurance sector to negative from stable. Also in March 2020, A.M. Best revised its outlook on the U.S. life insurance sector to negative from stable.

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

In connection with the Individual Life Transaction on January 4, 2021, RLI, RLNY, and VRIAC entered into reinsurance agreements with SLD. Pursuant to these agreements, RLI and VRIAC reinsured to SLD a 100% quota share, and RLNY reinsured to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC remain subsidiaries of our Company. Refer to the Business Held for Sale and Discontinued Operations Note in Part II, Item 8 and Overview of the Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part II. Item 7. of the Annual Report on Form 10-K.

For additional information regarding our reinsurance recoverable balances, see the Reinsurance Note to our accompanying Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

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

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by our U.S. insurance subsidiaries to their respective parents. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or "extraordinary" dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under the insurance laws of our principal insurance subsidiaries domiciled in Connecticut and Minnesota (these insurance subsidiaries are referred to collectively as our "Principal Insurance Subsidiaries"), no dividend or other distribution exceeding an amount equal to an insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval.

Our Principal Insurance Subsidiary domiciled in Connecticut has ordinary dividend capacity for 2020. However, as a result of the extraordinary dividends it paid in 2015, 2016 and 2017, together with statutory losses incurred in connection with the recapture and cession to one of our Arizona captives of certain term life business in the fourth quarter of 2016, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and cannot make ordinary dividend payments. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

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

The following table summarizes dividends permitted to be paid by our Principal Insurance Subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval and dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Permitted without Approval		Dividends Paid		Extraordinary Distributions Paid
			Year Ended December 31,		Year Ended December 31,
($ in millions)	2021	2020	2020	2019	2020	2019
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company (CT)	$372	$295	$294	396	$—	$—
Security Life of Denver Insurance Company (CO)	—	—	—	—	—	—
ReliaStar Life Insurance Company (MN)	—	—	—	—	—	360

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies. For the year ended December 31, 2020, capital contributions net of dividends made by Voya Financial, Inc. and Voya Holdings to non-life subsidiaries was $13 million. For the year ended December 31, 2019, dividends net of capital contributions received by Voya Financial, Inc. and Voya Holdings from non-life subsidiaries was $78 million.

On March 26, 2019, RRII declared a dividend in the amount of $152 million payable to its parent, SLDI. On the same date, SLDI declared a dividend of $170 million payable to its parent, Voya Financial. Both of these dividends were paid on March 27, 2019. On December 31, 2019, RRII paid a cash dividend of $2 million to SLDI and SLDI paid a cash dividend of $58 million to the Company.

During 2020, there were no cash dividends paid by RRII or SLDI. Additionally, SLDI distributed 100% of the issued and outstanding common stock, of RRII, or $1.1 billion, to the Company, resulting in RRII becoming a direct wholly-owned subsidiary of the Company, effective December 30, 2020.

Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries

Each of our wholly owned Principal Insurance Subsidiaries is subjected to minimum risk based capital ("RBC") requirements established by the insurance departments of their applicable state of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the NAIC, to RBC requirements, as defined by the NAIC. Each of our U.S. insurance subsidiaries exceeded the minimum RBC requirements that would require regulatory or corrective action for all periods presented herein. Our estimated RBC ratio on a combined basis for our Principal Insurance Subsidiaries, pro forma for the Individual Life Transaction and adjusted for an intercompany loan of $653 million, was approximately 498% as of December 31, 2020.

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

The following table summarizes the estimated ratio of TAC to CAL on a combined basis primarily for our Principal Insurance Subsidiaries, pro forma for the Individual Life Transaction and adjusted for an intercompany loan of $653 million as of December 31, 2020.

($ in millions)			($ in millions)
As of December 31, 2020			As of December 31, 2019
CAL	TAC	Ratio	CAL	TAC	Ratio
$767	$3,823	498%	$1,046	$5,126	490%

For additional information regarding RBC, see Business-Regulation-Insurance Regulation in Part I, Item 1. of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents our on- and off- balance sheet contractual obligations due in various periods as of December 31, 2020. The payments reflected in this table are based on our estimates and assumptions about these obligations and consequently the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Purchase obligations(1)	$1,010	$970	$40	$—	$—
Reserves for insurance obligations(2)(3)	60,095	4,040	6,654	6,587	42,814
Retirement and other plans(4)	1,727	146	308	322	951
Short-term and long-term debt obligations(5)	6,498	155	461	721	5,161
Operating leases(6)	152	31	56	34	31
Finance leases(7)	54	26	28	—	—
Securities lending, repurchase agreements and collateral held(8)	449	345	—	—	104
Total(9)	$69,985	$5,713	$7,547	$7,664	$49,061
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
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting consistent with assumptions used in amortizing DAC. Estimated cash payments are undiscounted for the time value of money. Accordingly, the sum of cash flows presented of $60.1 billion significantly exceeds the sum of Future policy benefits and Contract owner account balances of $52.6 billion recorded on our Consolidated Balance Sheets as of December 31, 2020. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
(3) Contractual obligations related to certain closed blocks, with reserves in the amount of $1.2 billion, have been excluded from the table because the blocks were divested through reinsurance contracts and collateral is provided by third parties that is accessible by us. Although we are not relieved of legal liability to the contract holder for these closed blocks, third-party collateral of $1.7 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(8) Securities loan, repurchase agreements, and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative and cleared derivative contracts as well as the obligations related to borrowings under repurchase agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements and collateral held include off-balance sheet non-cash collateral of $96 million and $0 million, respectively.
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

Critical Accounting Judgments and Estimates

General

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time. The inputs into our estimates and assumptions consider the economic implications of COVID-19 on our critical and significant accounting estimates. Those estimates are inherently subject to change and actual results could differ from those estimates, and the differences may be material to the accompanying Consolidated Financial Statements.

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

Estimated loss on businesses held for sale

On January 4, 2021, we completed a series a transactions pursuant to the Resolution MTA with Resolution Life US pursuant to which Resolution Life US acquired all of the shares of the capital stock of SLD and SLDI, including the capital stock of several subsidiaries of SLD and SLDI. This transaction resulted in the sale of a significant portion of our Individual Life business as well as the fixed and variable Annuities business associated with the subsidiaries sold. We have determined that the businesses disposed via sale meet the criteria to be classified as held for sale and the sale represents a strategic shift that will have a major effect on our operations. Accordingly, the results of operations of the businesses to be sold have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and the assets and liabilities of the businesses have been classified as held for sale and segregated for all periods presented in the Consolidated Balance Sheets. A business classified as held for sale is recorded at the lower of its carrying value or estimated fair value less cost to sell. If the carrying value exceeds its estimated fair value less cost to sell, a loss is recognized. Transactions between the businesses held for sale and businesses in continuing operations that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and the assets, liabilities and results of the businesses held for sale. In connection with this transaction, we recorded an estimated loss on sale, net of tax, of $1,150 million as of December 31, 2019. We are required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Transaction. As such, Income (loss) from discontinued operations, net of tax, for the year ended December 31, 2020 includes an additional estimated loss on sale, net of tax of $316 million. The purchase price received in the transaction closed on January 4, 2021 is subject to a post-close true-up mechanism pursuant to which the purchase price will be adjusted based on SLD's adjusted book value as of the closing date. For additional information on the Individual Life Transaction and the related estimated loss on sale, net of tax, see Overview in Part II, Item 7. of this Annual Report on Form 10-K and the Business Held for Sale and Discontinued Operations Note to our accompanying Consolidated Financial Statements.

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
•Mortality is the incidence of death among policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. We utilize a combination of actual and industry experience when setting our mortality assumptions.
•A lapse rate is the percentage of in-force policies surrendered by the policyholder or canceled by us due to non-payment of premiums.

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

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.3% to 5.3%.

Although assumptions are "locked-in" upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation. See "Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles" below for premium deficiency reserves established during 2020 and 2019.

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

For further information, see the DAC/VOBA and Other Intangibles Unlocking section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part 2, Item 7. of this Annual Report on Form 10-K for further information.

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

($ in millions)	As of December 31, 2020
Continuing Operations (1)
Decrease in long-term equity rate of return assumption by 100 basis points	$(32)
A change to the long-term interest rate assumption of -50 basis points	(53)
A change to the long-term interest rate assumption of +50 basis points	46
An assumed increase in future mortality by 1%	(11)
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

Impairments
Refer to the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for an understanding of our methodology and significant inputs considered within impairments. For additional information regarding the evaluation process for impairments, refer to the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

For additional understanding over the Company's valuation allowance, refer to the Business, Basis of Presentation and Significant Accounting Policies Note in Part II, Item 8. of this Annual report on 10-K.

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

Employee Benefits Plans

We sponsor defined benefit pension and other postretirement benefit plans covering eligible employees, sales representatives and other individuals. For accounting policies related to our employee benefit plans, see the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

The table below summarizes the components of the net actuarial (gains) losses related to pension obligations recognized within Operating expenses in our Consolidated Statements of Operations for the periods indicated:

(Gain)/Loss Recognized ($ in millions)	2020	2019	2018
Discount Rate	$208	$292	$(160)
Asset Returns	(190)	(263)	207
Mortality Table Assumptions	(21)	(22)	(6)
Demographic Data and other	1	(11)	9
Total Net Actuarial (Gain)/Loss Recognized	$(2)	$(4)	$50

For the year ended December 31, 2020, we decreased our pension plans discount rate by 0.69% resulting in an increase in our benefit obligations and a corresponding actuarial loss of $208 million. This decrease in the discount rate was driven by decrease in the 30-year Treasury and corporate AA yields. For the year ended December 31, 2019, we decreased our pension plans discount rate by 1.1% resulting in an increase in our benefit obligations and a corresponding actuarial loss of $292 million. This decrease in the discount rate was driven by decrease in the 30-year Treasury and corporate AA yields. For the year ended December 31, 2018, we increased our pension plans discount rate by 0.61%, resulting in a decrease in our benefit obligations and a corresponding actuarial gain of $160 million. This increase in the discount rate was driven by an increase in the 30-year Treasury and corporate AA yields.

Our expected long-term rate of return on our Voya Retirement Plan (the "Retirement Plan") assets was 6.25% and 6.75% for 2020 and 2019, respectively. Our expected return on plan assets is calculated using 30-year forward looking assumptions based on the long-term target asset allocation. In 2020, the actual return on our Retirement Plan assets was approximately 15.6%, resulting in an actuarial gain of $190 million. In 2019, the actual return on our Retirement Plan assets was approximately 24.4%, resulting in an actuarial gain of $263 million. In 2018, the actual return on our Retirement Plan assets was approximately (4.1)%, resulting in an actuarial loss of $207 million.

In October 2020, the Society of Actuaries ("SOA") released and we adopted new mortality improvement projection scales (MP-2020) that projected a lower rate of mortality improvement than what was issued in 2019. These mortality assumption changes lowered our total benefit liability by approximately 1% in 2020 and contributed $(21) million to the net actuarial gain for the year ended December 31, 2020. Changes in mortality assumptions in 2019 and 2018 contributed $(22) million and $(6) million, respectively, to the net actuarial (gain)/loss in those periods.

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

The discount rates are based on current market information provided by plan actuaries. The discount rate modeling process involves selecting a portfolio of high quality, non-callable bonds that will match the cash flows of the defined benefit pension plans. The weighted average discount rate in 2020 for the net periodic benefit cost was 3.36% for defined benefit pension plans. The discount rate as of December 31, 2020 for the benefit obligation of our pension plans was 2.67%.

As of December 31, 2020, the sensitivities of the effect of a change in the discount rate are as presented below. This represents the estimate of actuarial gains (losses) that would be recognized immediately through Operating expenses in our Consolidated Statements of Operations:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans
Increase in discount rate by 100 basis points	$(292)
Decrease in discount rate by 100 basis points	363

($ in millions)	Increase (Decrease) in Pension Benefit Obligation
Increase in discount rate by 100 basis points	$(292)
Decrease in discount rate by 100 basis points	363
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

The expected rate of return for 2020 was 6.25%, net of expenses, for the Retirement Plan. The expected rate of return assumption is only applicable to the Retirement Plan as assets are not held by any of the other pension and other postretirement plans.

As of December 31, 2020, the effect of a change in the actual rate of return on the net periodic benefit cost is presented in the table below. This represents the estimate of actuarial gains (losses) that would be recognized immediately through Operating expenses in our Consolidated Statements of Operations:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans
Increase in actual rate of return by 100 basis points	$(19)
Decrease in actual rate of return by 100 basis points	19

The expected rate of return for 2021 is 5.6%, net of expenses, for the Retirement Plan, reflecting a change in asset allocation from equity securities to fixed maturities. The estimated impact of this change as well as the actuarial gain experienced on plan assets in 2020 is expected to decrease our net periodic benefit cost by approximately $5 million.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31, 2020		December 31, 2019
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$43,569	76.6%	$39,663	74.0%
Fixed maturities, at fair value using the fair value option	3,011	5.3%	2,707	5.0%
Equity securities, available-for-sale	242	0.4%	196	0.4%
Short-term investments(1)	111	0.2%	68	0.1%
Mortgage loans on real estate	6,741	11.9%	6,878	12.8%
Policy loans	718	1.3%	776	1.4%
Limited partnerships/corporations	1,476	2.5%	1,290	2.4%
Derivatives	215	0.4%	316	0.6%
Other investments	319	0.6%	385	0.7%
Securities pledged	449	0.8%	1,408	2.6%
Total investments	$56,851	100.0%	$53,687	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector, as of the dates indicated:

	December 31, 2020
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,033	2.5%	$1,471	3.1%
U.S. Government agencies and authorities	74	0.2%	102	0.2%
State, municipalities and political subdivisions	1,166	2.9%	1,346	2.9%
U.S. corporate public securities	13,366	32.7%	16,387	34.9%
U.S. corporate private securities	5,653	13.8%	6,446	13.7%
Foreign corporate public securities and foreign governments(1)	4,023	9.8%	4,736	10.0%
Foreign corporate private securities(1)	4,220	10.3%	4,646	9.9%
Residential mortgage-backed securities	5,370	13.1%	5,626	12.0%
Commercial mortgage-backed securities	3,882	9.5%	4,131	8.8%
Other asset-backed securities	2,110	5.2%	2,138	4.5%
Total fixed maturities, including securities pledged	$40,897	100.0%	$47,029	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2019
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,074	2.7%	$1,382	3.2%
U.S. Government agencies and authorities	74	0.2%	95	0.2%
State, municipalities and political subdivisions	1,220	3.1%	1,323	3.0%
U.S. corporate public securities	12,980	32.5%	14,938	34.0%
U.S. corporate private securities	5,568	14.0%	6,035	13.8%
Foreign corporate public securities and foreign governments(1)	3,887	9.8%	4,341	10.0%
Foreign corporate private securities(1)	4,545	11.4%	4,831	11.0%
Residential mortgage-backed securities	4,999	12.6%	5,204	11.9%
Commercial mortgage-backed securities	3,402	8.5%	3,574	8.2%
Other asset-backed securities	2,058	5.2%	2,055	4.7%
Total fixed maturities, including securities pledged	$39,807	100.0%	$43,778	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2020, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 8.0 years.

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

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2020 and 2019, the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of dates indicated:

($ in millions)	December 31, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,471	$—	$—	$—	$—	$—	$1,471
U.S. Government agencies and authorities	102	—	—	—	—	—	102
State, municipalities and political subdivisions	1,214	128	4	—	—	—	1,346
U.S. corporate public securities	6,275	9,258	757	84	13	—	16,387
U.S. corporate private securities	2,296	3,627	390	119	14	—	6,446
Foreign corporate public securities and foreign governments(1)	1,707	2,759	235	35	—	—	4,736
Foreign corporate private securities(1)	418	3,863	145	220	—	—	4,646
Residential mortgage-backed securities	5,265	236	78	1	22	24	5,626
Commercial mortgage-backed securities	3,712	346	63	10	—	—	4,131
Other asset-backed securities	1,843	227	12	13	41	2	2,138
Total fixed maturities	$24,303	$20,444	$1,684	$482	$90	$26	$47,029
% of Fair Value	51.7%	43.4%	3.6%	1.0%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,382	$—	$—	$—	$—	$—	$1,382
U.S. Government agencies and authorities	95	—	—	—	—	—	95
State, municipalities and political subdivisions	1,200	121	—	—	—	2	1,323
U.S. corporate public securities	6,783	7,327	682	124	22	—	14,938
U.S. corporate private securities	2,095	3,620	157	148	15	—	6,035
Foreign corporate public securities and foreign governments(1)	1,758	2,389	148	46	—	—	4,341
Foreign corporate private securities(1)	505	4,050	232	44	—	—	4,831
Residential mortgage-backed securities	5,030	111	18	1	19	25	5,204
Commercial mortgage-backed securities	3,166	322	66	12	8	—	3,574
Other asset-backed securities	1,765	209	21	3	57	—	2,055
Total fixed maturities	$23,779	$18,149	$1,324	$378	$121	$27	$43,778
% of Fair Value	54.2%	41.5%	3.0%	0.9%	0.3%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2020 and 2019, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:
• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,471	$—	$—	$—	$—	$1,471
U.S. Government agencies and authorities	95	7	—	—	—	102
State, municipalities and political subdivisions	84	769	354	135	4	1,346
U.S. corporate public securities	168	933	5,928	8,575	783	16,387
U.S. corporate private securities	109	156	2,011	3,685	485	6,446
Foreign corporate public securities and foreign governments(1)	14	386	1,430	2,601	305	4,736
Foreign corporate private securities(1)	—	49	390	3,868	339	4,646
Residential mortgage-backed securities	3,976	340	143	299	868	5,626
Commercial mortgage-backed securities	1,543	484	845	1,098	161	4,131
Other asset-backed securities	414	490	913	223	98	2,138
Total fixed maturities	$7,874	$3,614	$12,014	$20,484	$3,043	$47,029
% of Fair Value	16.7%	7.7%	25.5%	43.6%	6.5%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,382	$—	$—	$—	$—	$1,382
U.S. Government agencies and authorities	89	6	—	—	—	95
State, municipalities and political subdivisions	83	757	360	121	2	1,323
U.S. corporate public securities	152	924	5,715	7,373	774	14,938
U.S. corporate private securities	148	184	1,882	3,494	327	6,035
Foreign corporate public securities and foreign governments(1)	13	377	1,353	2,378	220	4,341
Foreign corporate private securities(1)	—	—	591	4,022	218	4,831
Residential mortgage-backed securities	3,768	175	110	383	768	5,204
Commercial mortgage-backed securities	1,397	365	872	777	163	3,574
Other asset-backed securities	393	411	920	215	116	2,055
Total fixed maturities	$7,425	$3,199	$11,803	$18,763	$2,588	$43,778
% of Fair Value	17.0%	7.3%	27.0%	42.8%	5.9%	100.0%
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

Potential Credit Related COVID-19 Exposures

The following table presents our fixed maturities portfolio exposure to sectors that we believe may be particularly affected by the economic consequences of COVID-19:

($ in millions)	December 31, 2020
						NAIC Rating (%)
	Fair Value	Fair Value %	Unrealized Capital Gain/Loss	% Public	% Private	1	2	3	4-6
Energy	$3,040	6.4%	$446	73%	27%	21.0%	62.8%	13.6%	2.6%
Midstream	1,287	2.7%	200	69%	31%	5.3%	81.8%	12.6%	0.3%
Independent Energy	676	1.4%	78	75%	25%	33.9%	27.3%	27.9%	10.9%
Integrated Energy	610	1.3%	102	83%	17%	50.1%	43.5%	6.4%	—%
Refining	228	0.5%	45	86%	14%	—%	97.3%	2.7%	—%
Oil Field Services	238	0.5%	21	51%	49%	15.4%	77.0%	7.2%	0.4%
Metals	751	1.6%	146	71%	29%	14.0%	77.2%	8.4%	0.4%
Airlines/Aircraft Leasing	336	0.7%	(6)	48%	52%	21.5%	44.4%	12.3%	21.8%
Restaurants	337	0.7%	38	91%	9%	5.9%	88.4%	0.1%	5.6%
Airports	185	0.4%	21	50%	50%	25.1%	60.9%	14.0%	—%
Lodging	234	0.5%	—	83%	17%	71.6%	16.6%	11.1%	0.7%
Automotive	452	1.0%	48	58%	42%	22.8%	61.7%	12.5%	3.0%
Retailers	1,232	2.7%	219	87%	13%	48.3%	49.6%	1.2%	0.9%
COVID-19 Subtotal	6,567	14.0%	912	74.0%	26%	31.5%	58.7%	6.5%	3.3%
Remaining Portfolio	40,462	86.0%	5,226	77%	23%	55.7%	40.7%	2.6%	1.0%
Grand Total	47,029	100%	6,138	76%	24%	51.7%	43.5%	3.6%	1.2%

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

In 2020, we first analyzed the potential impact of two hypothetical stress scenarios on our excess capital levels out through the end of 2021. “Stress Case One” was determined to reduce our excess capital levels by approximately $300 million. “Stress Case Two”, a more severe hypothetical stress scenario, would reduce our excess capital levels by approximately $450 million. To date, results are generally consistent with “Stress Case One”. Although we believe that these scenarios reflect the range of adverse conditions that we might reasonably experience due to COVID-19, it is possible the outcomes are worse, perhaps materially so. The effects on our capital in such scenarios reflect only the impact from impairments or ratings downgrades on our asset portfolio, and not from declines in our earnings (including from increased claims) that might also result from COVID-19.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $48 million from $91 million to $139 million for the year ended December 31, 2020. The increase in gross unrealized capital losses was primarily due to rising interest rates and tightening credit spreads. Gross unrealized losses on fixed maturities, including securities pledged, decreased $756 million from $847 million to $91 million for the year ended December 31, 2019. The decrease in gross unrealized capital losses was primarily due to declining interest rates and widening credit spreads.

As of December 31, 2020, we held three fixed maturity securities with unrealized capital losses in excess of $10 million. The unrealized capital losses on the fixed maturity securities equaled $45 million, or 32.3% of the total unrealized losses. As of

December 31, 2019, we held one fixed maturities with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturities equaled $13 million, or 14.2% of the total unrealized losses.

As of December 31, 2020, we held $3.0 billion of energy sector fixed maturity securities, constituting 6.5% of the total fixed maturities portfolio, with gross unrealized capital losses of $28 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $16 million. As of December 31, 2020, our fixed maturity exposure to the energy sector is comprised of 84.0% investment grade securities.

As of December 31, 2019, we held $3.2 billion of energy sector fixed maturity securities, constituting 7.2% of the total fixed maturities portfolio, with gross unrealized capital losses of $27 million including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $13 million. As of December 31, 2019, our fixed maturity exposure to the energy sector is comprised of 91.1% investment grade securities.

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	December 31, 2020			December 31, 2019
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$1,087	$1,287	42.3%	$1,132	$1,284	40.6%
Integrated Energy	509	611	20.1%	485	566	17.9%
Independent Energy	598	676	22.2%	696	755	23.9%
Oil Field Services	217	238	7.8%	302	309	9.8%
Refining	183	228	7.6%	204	246	7.8%
Total	$2,594	$3,040	100.0%	$2,819	$3,160	100.0%

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

Because the timing of the receipt of the underlying cash flow is highly dependent on the level and direction of interest rates, our CMO-B portfolio also has exposure to both interest rate and convexity risk. The exposure to interest rate risk, the potential for changes in value that results from changes in the general level of interest rates, is managed to a defined target duration using interest rate swaps and interest rate futures. The exposure to convexity risk-the potential for changes in value that result from changes in duration caused by changes in interest rates-is dynamically hedged using interest rate swaps and at times, interest rate swaptions.

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

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	December 31, 2020			December 31, 2019
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$3,182	$3,333	90.4%	$3,131	$3,273	95.4%
2	232	235	6.4%	104	105	3.1%
3	72	75	2.0%	12	12	0.3%
4	—	—	—%	—	—	—%
5	11	22	0.6%	8	18	0.5%
6	17	23	0.6%	19	25	0.7%
Total	$3,514	$3,688	100.0%	$3,274	$3,433	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	December 31, 2020			December 31, 2019
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$12,381	$60	$214	$13,772	$58	$131

We utilize interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	December 31, 2020			December 31, 2019
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$204	$282	7.7%	$273	$350	10.2%
Interest Only (IO)	358	362	9.8%	179	183	5.3%
Inverse IO	1,741	1,819	49.3%	1,615	1,681	49.1%
Principal Only (PO)	185	193	5.2%	230	235	6.8%
Floater	9	9	0.2%	11	12	0.3%
Agency Credit Risk Transfer	968	973	26.4%	957	962	28.0%
Other	49	50	1.4%	9	10	0.3%
Total	$3,514	$3,688	100.0%	$3,274	$3,433	100.0%

For the year ended December 31, 2020, the market value of our CMO-B portfolio increased primarily due to new purchase activity exceeding paydowns and maturities. Valuation of the securities within our CMO-B portfolio have benefited from a benign prepayment environment for seasoned collateral resulting in continued positive relative performance for the strategy. Yields within the CMO-B portfolio continue to decline, however, as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Net investment income	$667	$452	$461
Net realized capital gains (losses)(1)	(385)	(203)	(344)
Income (loss) from continuing operations before income taxes	$282	$249	$117
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

	Year Ended December 31,
($ in millions)	2020	2019	2018
Income (loss) from continuing operations before income taxes	$282	$249	$74
Realized gains/(losses) including impairment	8	3	15
Fair value adjustments	(112)	(62)	107
Total adjustments to income (loss) from continuing operations	(104)	(59)	122
Total(1)	$178	$190	$196
(1) Includes CMO-B portfolio income related to adjusted operating earnings and businesses to be exited through reinsurance or divestment.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	December 31, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,966	$168	$2	$10	$3,142
Prime Non-Agency	2,271	75	13	2	2,335
Alt-A	114	10	2	8	130
Sub-Prime(1)	47	6	—	—	53
Total RMBS	$5,398	$259	$17	$20	$5,660
(1) Includes subprime other asset backed securities.

	December 31, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,783	$137	$3	$10	$2,927
Prime Non-Agency	2,062	47	10	2	2,101
Alt-A	133	14	—	8	155
Sub-Prime(1)	52	6	1	—	57
Total RMBS	$5,030	$204	$14	$20	$5,240
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of the dates indicated:

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$271	$319	$70	$72	$119	$123	$121	$119	$16	$15	$597	$648
2014	316	372	55	56	43	45	22	22	31	30	467	525
2015	204	234	171	181	98	100	141	142	30	31	644	688
2016	60	68	23	24	36	39	50	50	—	—	169	181
2017	107	122	37	38	85	86	93	92	51	51	373	389
2018	100	117	27	27	170	174	122	123	20	21	439	462
2019	178	207	46	47	182	180	372	381	12	13	790	828
2020	102	104	38	39	96	98	167	169	—	—	403	410
Total CMBS	$1,338	$1,543	$467	$484	$829	$845	$1,088	$1,098	$160	$161	$3,882	$4,131

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$286	$316	$42	$43	$70	$71	$124	$131	$3	$4	$525	$565
2014	307	336	44	45	59	61	28	29	25	25	463	496
2015	234	248	160	165	115	119	127	132	25	25	661	689
2016	59	61	17	18	30	32	50	53	8	8	164	172
2017	131	138	41	41	129	134	66	68	66	68	433	449
2018	121	137	24	25	231	240	95	98	2	2	473	502
2019	143	160	28	28	213	215	268	267	31	31	683	701
Total CMBS	$1,281	$1,396	$356	$365	$847	$872	$758	$778	$160	$163	$3,402	$3,574

As of December 31, 2020, 89.9% and 8.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2019, 88.6% and 9.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$312	$315	$332	$333	$729	$726	$28	$28	$75	$66	$1,476	$1,468
Auto-Loans	3	3	10	10	10	11	—	—	—	—	23	24
Student Loans	39	40	127	133	40	41	2	2	—	—	208	216
Credit Card loans	—	—	—	—	—	—	—	—	—	—	—	—
Other Loans	50	56	14	14	126	132	183	194	—	—	373	396
Total Other ABS(1)	$404	$414	$483	$490	$905	$910	$213	$224	$75	$66	$2,080	$2,104
(1) Excludes subprime other asset backed securities.

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$317	$315	$298	$298	$699	$689	$31	$30	$86	$76	$1,431	$1,408
Auto-Loans	3	4	10	10	8	8	—	—	—	—	21	22
Student Loans	17	17	94	96	93	95	2	1	—	—	206	209
Credit Card loans	1	1	—	—	—	—	—	—	—	—	1	1
Other Loans	55	58	6	7	123	126	179	183	5	5	368	379
Total Other ABS(1)	$393	$395	$408	$411	$923	$918	$212	$214	$91	$81	$2,027	$2,019
(1) Excludes subprime other asset backed securities.

As of December 31, 2020, 86.0% and 10.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2019, 85.9% and 10.2% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of December 31, 2020, there was one commercial mortgage loans with a pre and post carrying value of $8 and $5, respectively for which repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty. The collateral is Office/Retail space and Hotel. The expected credit loss was based on the fair value of the underlying collateral and there was a subsequent write off against the allowance of $3.

As of December 31, 2020 and 2019, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and 2.28 times, and a weighted average LTV ratio of 45.2% and 61.5%, respectively. While still heavily impacted by COVID-19, the Commercial Mortgage Loan portfolio allowance increased by $34 during the quarter. We continue to observe distress in the hotel sector. See the Investments (excluding Consolidated Investment Entities) Note and Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

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

For the year ended December 31, 2020, we did not record any credit related impairments. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements of Part II, Item 8. of this Annual Report on Form 10-K for further information on impairment.

Derivatives

We use derivatives for a variety of hedging purposes. We also have embedded derivatives within fixed maturities instruments and certain product features. See the Business, Basis of Presentation and Significant Accounting Policies Note and Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

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

As of December 31, 2020, our total European exposure had an amortized cost and fair value of $4,107 million and $4,648 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $526 million, which includes non-financial institutions exposure in Ireland of $202 million, in Italy of $144 million and in Spain of $131 million. We also had financial institutions exposure in Italy of $10 million and Spain of $39 million. We did not have any exposure to Ireland or Greece.

Among the remaining $4,122 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2020, our non-peripheral sovereign exposure was $153 million, which consisted of fixed maturities and derivative assets. We also had $713 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $133 million and the United Kingdom of $349 million. The balance of $3,256 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $2,110 million, in The Netherlands of $368 million, in Belgium of $241 million, in France of $406 million, in Germany of $226 million, in Switzerland of $309 million, and in Russia of $75 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

Consolidated and Nonconsolidated Investment Entities

We use many forms of entities to achieve our business objectives and we have participated in varying degrees in the design and formation of these entities. These entities are considered to be VIEs or VOEs (collectively, "Consolidated Investment Entities"), or nonconsolidated VIEs, and we evaluate our involvement with each entity to determine whether consolidation is required.

See Consolidation and Noncontrolling Interests and Fair Value Measurement in the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form

10-K. Additionally, see the Consolidated and Nonconsolidated Investment Entities Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information.
Securitizations

We invest in various tranches of securitization entities, including RMBS, CMBS and ABS. Refer to the Consolidated and Nonconsolidated Investment Entities Note and Fair Value Measurements (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for an understanding over the Company's Securitizations. Refer to the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for details regarding the carrying amounts and classifications of these assets.

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the “Parent Issuer”) has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, and the 3.125% senior notes due 2024, with an aggregate principal amount of $1.6 billion as of December 31, 2020 (collectively, the “Senior Notes”) and (ii) the 5.65% fixed-to-floating rate junior subordinated notes due 2053 and the 4.7% fixed-to-floating junior subordinated notes due 2048, with an aggregate principal amount of $1.1 billion as of December 31, 2020 (collectively, the “Junior Subordinated Notes” and, together with the Senior Notes, the “Registered Notes”).

Voya Holdings (the “Subsidiary Guarantor”), a wholly owned subsidiary of the Parent Issuer, has guaranteed each of the Registered Notes on a full and unconditional basis. No other subsidiary of the Parent Issuer has guaranteed any of the Registered Notes. The Parent Issuer and the Subsidiary Guarantor are hereby referred to below as the “Obligor Group.”

The full and unconditional guarantees require the Subsidiary Guarantor to satisfy the obligations of the guaranteed security immediately, if and when the Parent Issuer has failed to make a scheduled payment thereunder. If the Subsidiary Guarantor does not make such payment, any holder of the guaranteed security may immediately bring suit directly against the Subsidiary Guarantor for payment of amounts due and payable.

Set forth below is summarized financial information of the Obligor Group, as presented on a combined basis. Inter-combination transactions and balances within the Obligor Group have been eliminated. In addition, financial information of any non-issuer or non-guarantor subsidiaries, which would normally be consolidated by either the Parent Issuer or the Subsidiary Guarantor under U.S. generally accepted accounting principles, has been excluded from such presentation.

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated below:

	As of and for the year ended December 31,
($ in millions)	2020	2019
Summarized Statement of Operations Information:
Total revenues	$32	$38
Total benefits and expenses	173	189
Income (loss) from continuing operations, net of tax	(100)	161
Income (loss) from discontinued operations, net of tax	—	(83)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(100)	78
Net income (loss) available to Obligor Group	(100)	78

Summarized Balance Sheet Information
Total investments	60	58
Cash and cash equivalents	229	212
Deferred income tax assets	869	864
Loans to non-obligated subsidiaries	180	77
Due from non-obligated subsidiaries	2	2
Total assets	1,356	1,231

Short-term debt with non-obligated subsidiaries	653	69
Due to non-obligated subsidiaries	—	4
Long-term debt	3,041	3,040
Total liabilities	$4,120	$3,229

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

We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:
•At-risk limits on sensitivities of earnings and regulatory capital;
•Duration and convexity mismatch limits;
•Credit risk limits;
•Liquidity limits;
•Mortality concentration limits;
•Catastrophe and mortality exposure retention limits for our insurance risk; and
•Investment and derivative guidelines.

We manage our risk appetite based on several key risk metrics, including:
•At-risk metrics on sensitivities of earnings and regulatory capital;
•Stress scenario results: forecasted results under stress events covering the impact of changes in interest rates, equity markets, mortality rates, credit default and spread levels, and combined impacts; and
•Economic capital: the amount of capital required to cover extreme scenarios.

We are also subject to cash flow stress testing pursuant to regulatory requirements. This analysis measures the effect of changes in interest rate assumptions on asset and liability cash flows. The analysis includes the effects of:
•the timing and amount of redemptions and prepayments in our asset portfolio;
•our derivative portfolio;
•death benefits and other claims payable under the terms of our insurance products;
•lapses and surrenders in our insurance products;
•minimum interest guarantees in our insurance products; and
•book value guarantees in our insurance products.

We evaluate any shortfalls that our cash flow testing reveals and if needed increase statutory reserves or adjust portfolio management strategies.

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, financial indices, or other prices of securities or commodities. Under U.S. insurance statutes, our insurance subsidiaries may use derivatives to hedge market values or cash flows of assets or liabilities; to replicate cash market instruments; and for certain limited income generating activities. Our insurance subsidiaries are generally prohibited from using derivatives for speculative purposes. References below to hedging and hedge programs refer to our process of reducing exposure to various risks. This does not mean that the process necessarily results in hedge accounting treatment for the respective derivative instruments. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information regarding the Company's hedge accounting policies.

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

We use product design, pricing and ALM strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. Refer to the risk The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates within Risk Factors, Part I, Item 1A. of this Annual Report on Form 10-K. See the Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information regarding derivative strategies on our material derivative types.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2020. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2020
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Continuing operations:(6)
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$47,029	$(3,352)	$3,003
Commercial mortgage and other loans	—	7,316	(362)	258
Notes Receivable(3)	—	266	(34)	43
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	45,576	(3,754)	4,689
Funding agreements with fixed maturities	—	795	(28)	15
Supplementary contracts and immediate annuities	—	800	(42)	50
Derivatives:
Interest rate contracts	19,859	133	36	(6)
Long-term debt	—	3,043	(229)	263
Embedded derivatives on reinsurance	—	163	77	(87)
Guaranteed benefit derivatives(4):
Other(5)	—	99	(61)	91
(1)    Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.
(2)    (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3)    Reflects SLD's surplus notes as of December 31, 2020 and is included in Other investments on the Consolidated Balance Sheets.
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

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of December 31, 2020, and the respective GMIRs:

	Account Value(1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Continuing operations:(3)
Guaranteed minimum interest rate
Up to 1.00%	$4,524	$3,078	$1,501	$1,034	$1,233	$195	$11,565
1.01% - 2.00%	846	88	49	1	1	8	993
2.01% - 3.00%	13,411	60	73	105	—	1	13,650
3.01% - 4.00%	9,558	153	1	—	—	—	9,712
4.01% and Above	1,808	93	—	—	—	—	1,901
Renewable beyond 12 months (MYGA)(2)	471	—	—	—	7	—	478
Total discretionary rate setting products	$30,618	$3,472	$1,624	$1,140	$1,241	$204	$38,299
Percentage of Total	79.9%	9.1%	4.2%	3.0%	3.2%	0.5%	100.0%
(1)    Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also, excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.
(2) Represents MYGA contracts with renewal dates after December 31, 2021 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.
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

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2020:

	As of December 31, 2020
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Continuing operations:(3)
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$242	$23	$(23)
Limited liability partnerships/corporations	—	1,476	91	(91)
Derivatives:
Equity futures and total return swaps	252	3	5	(5)
Equity options	160	1	1	(1)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
Other(2)	—	99	1	(2)
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2)    Includes GMWBL, GMWB, FIA, Stabilizer and MCG.
(3)    Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $47.3 billion and $44.0 billion as of December 31, 2020 and 2019, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties that would affect collectability, and, therefore, as of December 31, 2020, no allowance for uncollectible amounts was recorded.

The following table summarizes our reinsurance recoverable balances, including collateral received and credit and financial strength ratings for our 10 largest reinsurance recoverable balances as of December 31, 2020:

($ in millions)			Financial Strength Rating		Credit Rating
	Reinsurance Recoverable(1)	% Collateralized(2)	S&P	Moody's	S&P	Moody's

Parent Company/Principal Reinsurers
Hannover Rueckversicherungs-AG(3)	1,828	63%	AA-		AA-
Hannover Life Reassurance Co of America			AA-
Hannover Life Reassurance Company of America (Bermuda) Ltd
Reinsurance Group of America Inc	1,413	83%	AA-	A1	A	Baa1
RGA Reinsurance Company
Lincoln National Corp	1,244	94%	AA-	A1	A-
Lincoln Life & Annuity Co of New York			AA-	A1
Lincoln National Life Insurance Co
Prudential Public Limited Company	437	61%	A	A2	A	A2
Jackson National Life Insurance Co
Swiss Re Ltd	349	48%	AA-	Aa3
Swiss Re Life & Health America Inc			AA-	Aa3
Westport Insurance Corp
Sun Life Financial Inc	271	0.5%			A+
Sun Life Assurance Company of Canada USB			AA-
Sun Life Assurance Co of Canada (US)
Enstar Group Limited	121	90%			BBB
Fitzwilliam Insurance Limited
Aegon N.V.	59	0%			A-
Transamerica Financial Life Insurance Co
Transamerica Life Insurance Co
Muenchener Rueckversicherungs-Gesellschaft AG	41	1%			AA-	Aa3
Munich American Reinsurance Company
YRT Pool	39	0%
(1) Includes amounts related to continuing operations, assets held for sale, and businesses to be exited via reinsurance associated with the Individual Life Transaction.
(2)    Collateral includes LOCs, assets held in trust and funds withheld. Percent collateralized is based on the total of individual contractual exposures aggregated at the reinsurer Parent Company level, which may differ for each individual contractual exposure.
(3) In connection with the closing of the Individual Life Transaction, the Hannover reinsurance arrangements have been terminated on January 4, 2021.

In connection with the Individual Life Transaction, we have entered into large reinsurance agreements with SLD, our former insurance subsidiary, with respect to the portion of the Individual Life and other legacy businesses that have been written by our insurance subsidiaries domiciled in Minnesota, Connecticut, and New York, resulting in an approximately $9 billion reinsurance recoverable as of January 4, 2021. Additionally, to the extent that the reinsurance arrangements described in the table above relate to insurance obligations ceded by SLD, the Company's participation in such arrangements ceased upon the completion of the Individual Life Transaction.

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

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio for business held for sale totaled $14.0 billion and $12.5 billion as of December 31, 2020 and 2019, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Voya Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Voya Financial, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Deferred policy acquisition costs and Value of business acquired
Description of the Matter	As disclosed in Note 1 and Note 6 to the consolidated financial statements, the Company’s deferred policy acquisition costs and value of business acquired ("DAC/VOBA") totaled $1.5 billion at December 31, 2020, net of unrealized gains and losses. The carrying amount of the DAC related to fixed and variable deferred annuity contracts is the total of costs deferred less amortization net of interest. The carrying amount of the VOBA related to fixed and variable deferred annuity contracts is the outstanding value of in-force business acquired, based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition, less amortization net of interest. DAC and VOBA related to fixed and variable deferred annuity contracts are amortized over the estimated lives of the contracts in relation to the emergence of estimated gross profits.

As described in Note 1 to the consolidated financial statements, there is a significant amount of uncertainty inherent in calculating estimated gross profits as the calculation includes significant management judgment in developing certain assumptions such as persistency, interest crediting rates, fee income, returns associated with separate account performance, expenses to administer the business, and certain economic variables. Management’s assumptions are adjusted, known as unlocking, over time for emerging experience and expected changes in trends. The unlocking results in DAC/VOBA amortization being recalculated, using the new assumptions for estimated gross profits, that results either in additional or less cumulative amortization expense.

Auditing management’s estimate of DAC/VOBA related to fixed and variable deferred annuity contracts was complex due to the highly judgmental nature of assumptions included in the projection of estimated gross profits used in the valuation of DAC/VOBA.
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

We utilized actuarial specialists to assist with our audit procedures, which included, among others, reviewing the methodology applied by management by comparing to the methodology used in prior periods as well as industry practice. To assess the assumptions used in measuring estimated gross profits, we compared the significant assumptions noted above with historical experience, observable market data and management’s estimates of prospective changes in these assumptions. We also independently recalculated estimated gross profits for a sample of policies for comparison with the actuarial result developed by management.

Realizability of deferred tax assets
Description of the Matter
As described in Note 17 to the consolidated financial statements, at December 31, 2020, the Company had total deferred tax assets from continuing operations of $2.3 billion, net of a $0.3 billion valuation allowance. As described in Note 1 to the consolidated financial statements, these deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers many factors, including the future reversal of existing temporary differences and the identification and use of available tax planning strategies. If those sources are insufficient to support the recoverability of the deferred tax assets, the Company then considers its projections of future taxable income, which involves significant management judgment.

Auditing management’s assessment of the realizability of its deferred tax assets was complex because management’s projection of future taxable income includes forward-looking assumptions which are inherently judgmental as they may be affected by future market or other economic conditions.

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

Business held for sale and Discontinued Operations
Description of the Matter	As discussed in Notes 1 and 2 to the consolidated financial statements, on December 18, 2019, the Company announced that it had entered into a master transaction agreement (MTA) with Resolution Life US (Resolution Life) to divest its Individual Life and other legacy non-retirement fixed and variable annuities businesses. The transaction will be executed through the sale of the Company’s wholly-owned subsidiaries, Security Life of Denver Insurance Company (SLD) and Security Life of Denver International Limited to Resolution Life. In addition, in accordance with the transaction, several of the Company’s wholly-owned subsidiaries will reinsure certain of their life insurance and annuities businesses to SLD. The transaction resulted in a net loss on sale of $0.3 billion for the year ended December 31, 2020, which is included within the results of the operations of the business to be divested as discontinued operations in the consolidated statement of operations.

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
San Antonio, Texas
March 1, 2021

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2020 and 2019
(In millions, except share and per share data)

	As of December 31,
	2020	2019
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $37,531 as of 2020 and $35,836 as of 2019; allowance for credit losses of $26 as of 2020)	$43,569	$39,663
Fixed maturities, at fair value using the fair value option	3,011	2,707
Equity securities, at fair value (cost of $197 as of 2020 and $196 as of 2019)	242	196
Short-term investments	111	68
Mortgage loans on real estate, net of valuation allowance of $1 as of 2019	6,830	6,878
Less: Allowance for credit losses	89	—
Mortgage loans on real estate, net	6,741	6,878
Policy loans	718	776
Limited partnerships/corporations	1,476	1,290
Derivatives	215	316
Other investments	319	385
Securities pledged (amortized cost of $355 as of 2020 and $1,264 as of 2019)	449	1,408
Total investments	56,851	53,687
Cash and cash equivalents	1,502	1,181
Short-term investments under securities loan agreements, including collateral delivered	399	1,395
Accrued investment income	507	505
Premium receivable and reinsurance recoverable	3,575	3,732
Less: Allowance for credit losses on reinsurance recoverable	18	—
Premium receivable and reinsurance recoverable, net	3,557	3,732
Deferred policy acquisition costs and Value of business acquired	1,510	2,226
Deferred income taxes	1,186	1,449
Other assets	983	873
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,724	1,632
Cash and cash equivalents	221	68
Corporate loans, at fair value using the fair value option	805	513
Other assets	18	13
Assets held in separate accounts	90,552	81,670
Assets held for sale	20,703	20,046
Total assets	$180,518	$168,990
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2020 and 2019
(In millions, except share and per share data)

	As of December 31,
	2020	2019

Liabilities and Shareholders' Equity:
Future policy benefits	$10,211	$9,953
Contract owner account balances	42,414	40,923
Payables under securities loan and repurchase agreements, including collateral held	353	1,373
Short-term debt	1	1
Long-term debt	3,044	3,042
Derivatives	387	403
Pension and other postretirement provisions	361	468
Current income taxes	2	27
Other liabilities	1,933	1,345
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	783	474
Other liabilities	684	652
Liabilities related to separate accounts	90,552	81,670
Liabilities held for sale	18,615	18,498
Total liabilities	169,340	158,829

Commitments and Contingencies (Note 19)

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2020 and 2019)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 143,342,468 and 140,726,677 shares issued as of 2020 and 2019, respectively; 124,237,363 and 132,325,790 shares outstanding as of 2020 and 2019, respectively)	2	2
Treasury stock (at cost; 19,105,105 and 8,400,887 shares as of 2020 and 2019, respectively)	(1,016)	(460)
Additional paid-in capital	11,183	11,184
Accumulated other comprehensive income (loss)	4,898	3,331
Retained earnings (deficit):
Unappropriated	(4,957)	(4,718)
Total Voya Financial, Inc. shareholders' equity	10,110	9,339
Noncontrolling interest	1,068	822
Total shareholders' equity	11,178	10,161
Total liabilities and shareholders' equity	$180,518	$168,990
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2020, 2019 and 2018
(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net investment income	$2,909	$2,792	$2,669
Fee income	2,026	1,969	1,982
Premiums	2,416	2,273	2,132
Net realized capital gains (losses):
Total impairments	(81)	(65)	(27)
Less: Portion of impairments recognized in Other comprehensive income (loss)	—	(1)	1
Net impairments recognized in earnings	(81)	(64)	(28)
Other net realized capital gains (losses)	(284)	(100)	(329)
Total net realized capital gains (losses)	(365)	(164)	(357)
Other revenue	409	465	443
Income (loss) related to consolidated investment entities:
Net investment income	254	143	292
Total revenues	7,649	7,478	7,161
Benefits and expenses:
Policyholder benefits	2,954	2,583	2,375
Interest credited to contract owner account balances	1,147	1,167	1,162
Operating expenses	2,654	2,753	2,599
Net amortization of Deferred policy acquisition costs and Value of business acquired	352	182	232
Interest expense	159	174	223
Operating expenses related to consolidated investment entities:
Interest expense	27	38	41
Other expense	4	7	8
Total benefits and expenses	7,297	6,904	6,640
Income (loss) from continuing operations before income taxes	352	574	521
Income tax expense (benefit)	(18)	(217)	39
Income (loss) from continuing operations	370	791	482
Income (loss) from discontinued operations, net of tax	(419)	(1,101)	425
Net income (loss)	(49)	(310)	907
Less: Net income (loss) attributable to noncontrolling interest	157	50	145
Net income (loss) available to Voya Financial, Inc.	(206)	(360)	762
Less: Preferred stock dividends	36	28	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(242)	$(388)	$762

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.39	$5.06	$2.06
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(1.90)	$(2.75)	$4.67

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.34	$4.85	$2.00
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(1.84)	$(2.64)	$4.53
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(49)	$(310)	$907
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,986	3,013	(2,810)
Impairments	1	3	32
Pension and other postretirement benefits liability	(3)	(4)	(11)
Other comprehensive income (loss), before tax	1,984	3,012	(2,789)
Income tax expense (benefit) related to items of other comprehensive income (loss)	417	631	(693)
Other comprehensive income (loss), after tax	1,567	2,381	(2,096)
Comprehensive income (loss)	1,518	2,071	(1,189)
Less: Comprehensive income (loss) attributable to noncontrolling interest	157	50	145
Comprehensive income (loss) attributable to Voya Financial, Inc.	$1,361	$2,021	$(1,334)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance at January 1, 2018	$—	$3	$(3,827)	$23,821	$2,731	$(12,666)	$10,062	$1,122	$11,184
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	—	—	84	84	—	84
Adjustment for adoption of ASU 2016-01	—	—	—	—	(28)	28	—	—	—
Balance at January 1, 2018 - As adjusted	—	3	(3,827)	23,821	2,703	(12,554)	10,146	1,122	11,268
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	762	762	145	907
Reversal of Other Comprehensive Income (Loss) due to Sale of Annuity and CBVA	—	—	—	—	(79)	—	(79)	—	(79)
Other comprehensive income (loss), after tax	—	—	—	—	(2,017)	—	(2,017)	—	(2,017)
Total comprehensive income (loss)							(1,334)	145	(1,189)
Effect of transaction for entities under common control	—	—	—	(31)	—	—	(31)	—	(31)
Net consolidation (deconsolidation) of consolidated investment entities	—	—	—	—	—	—	—	(33)	(33)
Preferred stock issuance	—	—	—	319	—	—	319	—	319
Common stock issuance	—	—	—	3	—	—	3	—	3
Common stock acquired - Share repurchase	—	—	(1,125)	100	—	—	(1,025)	—	(1,025)
Dividends on common stock	—	—	—	(6)	—	—	(6)	—	(6)
Share-based compensation	—	—	(29)	110	—	—	81	—	81
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(442)	(442)
Balance at December 31, 2018	—	3	(4,981)	24,316	607	(11,792)	8,153	792	8,945
Adoption of ASU 2018-02	—	—	—	—	343	(343)	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(360)	(360)	50	(310)
Other comprehensive income (loss), after tax	—	—	—	—	2,381	—	2,381	—	2,381
Total comprehensive income (loss)							2,021	50	2,071
Preferred stock issuance	—	—	—	293	—	—	293	—	293
Common stock issuance	—	—	—	3	—	—	3	—	3
Common stock acquired - Share repurchase	—	—	(1,096)	(40)	—	—	(1,136)	—	(1,136)
Treasury stock retirement	—	(1)	5,666	(13,452)	—	7,787	—	—
Dividends on preferred stock	—	—	—	(18)	—	(10)	(28)	—	(28)
Dividends on common stock	—	—	—	(44)	—	—	(44)	—	(44)
Share-based compensation	—	—	(49)	126	—	—	77	—	77
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(20)	(20)
Balance as of December 31, 2019	—	2	(460)	11,184	3,331	(4,718)	9,339	822	10,161
Adoption of ASU 2016-13	—	—	—	—	—	(33)	(33)	—	(33)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(206)	(206)	157	(49)
Other comprehensive income (loss), after tax	—	—	—	—	1,567	—	1,567	—	1,567
Total comprehensive income (loss)							1,361	157	1,518
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	(103)	(103)
Common stock issuance	—	—	—	4	—	—	4	—	4
Common stock acquired - Share repurchase	—	—	(526)	10	—	—	(516)	—	(516)
Dividends on preferred stock	—	—	—	(36)	—	—	(36)	—	(36)
Dividends on common stock	—	—	—	(76)	—	—	(76)	—	(76)
Share-based compensation	—	—	(30)	97	—	—	67	—	67
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	192	192
Balance as of December 31, 2020	$—	$2	$(1,016)	$11,183	$4,898	$(4,957)	$10,110	$1,068	$11,178
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(49)	$(310)	$907
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	419	1,101	(425)
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(110)	(103)	(112)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	357	189	232
Future policy benefits, claims reserves and interest credited	706	568	485
Deferred income tax expense (benefit)	(9)	(318)	(81)
Net realized capital losses	365	164	357
Share-based compensation	88	98	96
(Gains) losses on consolidated investment entities	(258)	(102)	(256)
(Gains) losses on limited partnerships/corporations	(30)	(93)	(45)
Change in:
Premiums receivable and reinsurance recoverable	462	110	178
Other receivables and assets accruals	(408)	261	(317)
Other payables and accruals	523	(76)	(161)
(Increase) decrease in cash held by consolidated investment entities	(439)	(57)	(305)
Other, net	—	8	263
Net cash (used in) provided by operating activities - discontinued operations	(408)	(130)	1,052
Net cash provided by operating activities	1,209	1,310	1,868
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	5,395	6,423	6,419
Equity securities, available-for-sale	192	163	152
Mortgage loans on real estate	569	1,153	895
Limited partnerships/corporations	333	205	318
Acquisition of:
Fixed maturities	(6,719)	(6,455)	(7,513)
Equity securities, available-for-sale	(192)	(55)	(57)
Mortgage loans on real estate	(522)	(760)	(643)
Limited partnerships/corporations	(369)	(403)	(318)
Short-term investments, net	(37)	58	273
Derivatives, net	64	(29)	72
Sales from consolidated investment entities	413	586	1,365
Purchases within consolidated investment entities	(1,084)	(1,385)	(994)
Collateral delivered, net	(24)	(95)	(28)
Other, net	24	(35)	(9)

	Year Ended December 31,
	2020	2019	2018
Net cash used in investing activities - discontinued operations	(504)	(626)	(214)
Net cash used in investing activities	(2,461)	(1,255)	(282)
Cash Flows from Financing Activities:
Deposits received for investment contracts	6,221	4,383	4,884
Maturities and withdrawals from investment contracts	(5,518)	(5,180)	(4,799)
Settlements on deposit contracts	(7)	(8)	(10)
Proceeds from issuance of debt with maturities of more than three months	—	—	288
Repayment of debt with maturities of more than three months	(1)	(113)	(677)
Debt issuance costs	—	—	(6)
Borrowings of consolidated investment entities	697	1,106	773
Repayments of borrowings of consolidated investment entities	(968)	(903)	(656)
Contributions from (distributions to) participants in consolidated investment entities	1,418	715	(166)
Proceeds from issuance of common stock, net	4	3	3
Proceeds from issuance of preferred stock, net	—	293	319
Share-based compensation	(17)	(22)	(14)
Common stock acquired - Share repurchase	(516)	(1,136)	(1,025)
Dividends paid on common stock	(76)	(44)	(6)
Dividends paid on preferred stock	(36)	(28)	—
Principal payments for financing leases	(22)	—	—
Net cash provided by (used in) financing activities - discontinued operations	523	813	(672)
Net cash provided by (used in) financing activities	1,702	(121)	(1,764)
Net increase (decrease) in cash and cash equivalents	450	(66)	(178)
Cash and cash equivalents, beginning of period	1,472	1,538	1,716
Cash and cash equivalents, end of period	1,922	1,472	1,538
Less: Cash and cash equivalents of discontinued operations, end of period	420	291	301
Cash and cash equivalents of continuing operations, end of period	$1,502	$1,181	$1,237
Supplemental cash flow information:
Income taxes (received) paid, net	$(111)	$(127)	$1
Interest paid	154	159	180
Non-cash investing and financing activities:
Initial recognition of operating leases upon adoption of ASU 2016-02	$—	$146	$—
Leased assets in exchange for finance lease liabilities	—	68	—
Treasury stock retirement	—	7,787	—
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

On January 4, 2021, the Company consummated a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the shares of the capital stock of Security Life of Denver Company ("SLD") and Security Life of Denver International Limited ("SLDI"), including the capital stock of several subsidiaries of SLD and SLDI. The assets and liabilities related to the businesses that were sold have been classified as held for sale in the accompanying Consolidated Balance Sheets and as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows and are reported separately for all periods presented. See the Business Held for Sale and Discontinued Operations Note to these Consolidated Financial Statements.

Concurrently with the sale, SLD entered into reinsurance agreements with insurance subsidiaries of the Company. Pursuant to these agreements, the Company's subsidiaries reinsured to SLD certain individual life insurance and annuities businesses. The sale of SLD, SLDI and several of their subsidiaries along with the aforementioned reinsurance transactions are referred to herein as the "Individual Life Transaction". The Individual Life Transaction resulted in the disposition of substantially all of our life insurance and legacy non-retirement annuity businesses and related assets.

On February 8, 2021, we entered into an agreement with Cetera Financial Group, Inc. (“Cetera”), one of the nation's largest networks of independently managed broker-dealers, pursuant to which Cetera will acquire the independent financial planning channel of VFA (the “Financial Planning Channel Sale”). In connection with this transaction, we expect to transfer approximately 900 independent financial professionals serving retail customers with approximately $40 billion in assets to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our Retirement business. The transaction is expected to close in the second or third quarter of 2021. The closing is subject to certain conditions, including the receipt of required regulatory approvals.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Revision of Previously Issued Consolidated Financial Statements

During the current year, the Company identified several immaterial errors that related to prior periods. The errors affected the Company's Consolidated Financial Statements for periods prior to and including the three months ended September 30, 2020, and did not impact regulatory or rating agency capital. Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletin Topics 1.M and 1.N, the Company concluded these errors were not material to the previously issued Consolidated Financial Statements, however, correcting the cumulative effect of the errors in 2020 would materially misstate the 2020 financial statements. Accordingly, we are revising our historical financial statements to correct the immaterial errors.

In preparing the Company's Consolidated Financial Statements for the year ended December 31, 2020, the Company made appropriate revisions to its financial statements for historical periods. Such changes are reflected in the financial results as of and for the years ended December 31, 2019 and 2018, and as of and for the interim periods ended March 31, 2020 and 2019, June 30, 2020 and 2019, and September 30, 2020 and 2019, included in these financial statements and will also be reflected in the historical financial results included in the Company's subsequent and annual Consolidated Financial Statements.

Certain line items in the Consolidated Statements of Cash Flows were immaterially affected by the revision of previously issued financial statements as of and for the years ended December 31, 2019 and 2018. All changes in the Consolidated Statements of Cash Flows were included in cash flows from operating activities, which has been addressed through the proceeding disclosures. Also, there were no changes to cash flows from investing or financing activities within the Consolidated Statements of Cash Flows.

The following tables quantify the prior period impact of the revision. Additionally, see the Selected Consolidated Unaudited Quarterly Financial Data Note to these Consolidated Financial Statements for the impact on respective quarters in 2020 and 2019.

Consolidated Balance Sheets:
	December 31, 2019				December 31, 2018
(in millions)	As Originally Reported	Revisions	As Revised		As Originally Reported	Revisions	As Revised
Mortgage loans on real estate, net	$6,878	$—	$6,878	(1)	$7,281	$(2)	$7,279
Total investments	53,687	—	53,687	(1)	50,615	(2)	50,613
Deferred policy acquisition costs and Value of business acquired	2,226	—	2,226	(1)	2,973	(10)	2,963
Deferred income taxes	1,458	(9)	1,449		1,610	4	1,614
Other assets	902	(29)	873		1,027	(22)	1,005
Assets held for sale	20,069	(23)	20,046		20,045	(18)	20,027
Total assets	169,051	(61)	168,990		155,430	(48)	155,382
Future policy benefits	9,945	8	9,953		9,587	8	9,595
Other liabilities	1,345	—	1,345	(1)	1,375	4	1,379
Total liabilities	158,821	8	158,829		146,425	12	146,437
Unappropriated	(4,649)	(69)	(4,718)		(11,732)	(60)	(11,792)
Total Voya Financial, Inc. shareholders' equity	9,408	(69)	9,339		8,213	(60)	8,153
Total shareholders' equity	10,230	(69)	10,161		9,005	(60)	8,945
Total liabilities and shareholders' equity	$169,051	$(61)	$168,990		$155,430	$(48)	$155,382
(1) Balance not impacted by the revision

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Consolidated Statements of Operations:
	December 31, 2019				December 31, 2018
(in millions, except per share data)	As Originally Reported	Revisions	As Revised		As Originally Reported	Revisions	As Revised
Other net realized capital gains (losses)	$(102)	$2	$(100)		$(327)	$(2)	$(329)
Total net realized capital gains (losses)	(166)	2	(164)		(355)	(2)	(357)
Total revenues	7,476	2	7,478		7,163	(2)	7,161
Policyholder benefits	2,583	—	2,583	(1)	2,364	11	2,375
Operating expenses	2,746	7	2,753		2,606	(7)	2,599
Net amortization of deferred policy acquisition costs and value of business acquired	199	(17)	182		233	(1)	232
Interest expense	176	(2)	174		221	2	223
Total benefits and expenses	6,916	(12)	6,904		6,635	5	6,640
Income (loss) before income taxes from continuing operations	560	14	574		528	(7)	521
Income tax expense (benefit)	(205)	(12)	(217)		37	2	39
Net income (loss) from continuing operations	765	26	791		491	(9)	482
Income from Discontinued Operations, net of tax	(1,066)	(35)	(1,101)		529	(104)	425
Net Income (loss)	(301)	(9)	(310)		1,020	(113)	907
Net income (loss) available to Voya Financial, Inc.	(351)	(9)	(360)		875	(113)	762
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(379)	$(9)	$(388)		$875	$(113)	$762

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$4.88	$0.18	$5.06		$2.12	$(0.06)	$2.06
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(2.69)	$(0.06)	$(2.75)		$5.36	$(0.69)	$4.67
Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$4.68	$0.17	$4.85		$2.05	$(0.05)	$2.00
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(2.58)	$(0.06)	$(2.64)		$5.20	$(0.67)	$4.53
(1) Balance not impacted by the revision

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Consolidated Statements of Comprehensive Income:
	December 31, 2019			December 31, 2018
(in millions)	As Originally Reported	Revisions	As Revised	As Originally Reported	Revisions	As Revised
Net income (loss)	$(301)	$(9)	$(310)	$1,020	$(113)	$907
Comprehensive income (loss)	2,080	(9)	2,071	(1,076)	(113)	(1,189)
Comprehensive income (loss) attributable to Voya Financial, Inc.	$2,030	$(9)	$2,021	$(1,221)	$(113)	$(1,334)

Consolidated Statements of Changes in Shareholders' Equity:
	Retained earnings (deficit) - Unappropriated
(in millions)	As Originally Reported	Revisions	As Revised
Balance at January 1, 2018	$(12,719)	$53	$(12,666)
Balance as of December 31, 2018	(11,732)	(60)	(11,792)
Balance as of December 31, 2019	$(4,649)	$(69)	$(4,718)

Basis of Presentation

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

The Consolidated Financial Statements include the accounts of Voya Financial, Inc. and its subsidiaries, as well as other (voting interest entities ("VOEs") and variable interest entities ("VIEs") in which the Company has a controlling financial interest. See the Consolidated and Nonconsolidated Investment Entities Note to these Consolidated Financial Statements. Intercompany transactions and balances have been eliminated.

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

The Company has identified the following accounts and policies as the most significant in that they involve a higher degree of judgment, are subject to a significant degree of variability and/or contain significant accounting estimates:
•Reserves for future policy benefits;
•Deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA") and other intangibles (collectively, "DAC/VOBA and other intangibles");
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

In connection with funds withheld reinsurance treaties, the Company has elected the FVO for certain of its fixed maturities to better match the measurement of those assets and related embedded derivative liabilities in the Consolidated Statements of Operations. Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Changes in fair value associated with derivatives purchased to hedge CMOs are also recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Mortgage Loans on Real Estate: The Company's mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, net of allowance for credit losses. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable is reported in Accrued investment income on the Consolidated Balance Sheets.

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

Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of debt type, capital market factors, and market vacancy rates, and loan-specific risk characteristics such as debt service coverage ratios (“DSC”), loan-to-value (“LTV”), collateral size, seniority of the loan, segmentation, and property types.

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The change in the allowance for credit losses is recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Loans are written off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously written-off and expected to be written-off.

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

Securities Pledged: The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss.

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

When the Company has determined it has the intent to sell, or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis, and the fair value has declined below amortized cost ("intent impairment"), the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations as Impairments.

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

Changes in the allowance for credit losses are recorded in Net realized capital gains (losses) as Impairments in the Consolidated Statements of Operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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
•Fair Value Hedge: For derivative instruments that are designated and qualify as a fair value hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the same line item in the Consolidated Statements of Operations as impacted by the hedged item.
•Cash Flow Hedge: For derivative instruments that are designated and qualify as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is reported as a component of AOCI. Those amounts are subsequently reclassified to earnings when the hedged item affects earnings, and are reported in the same line item in the Consolidated Statements of Operations as impacted by the hedged item.

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
In addition, the Company has entered into coinsurance with funds withheld and modified coinsurance reinsurance arrangements that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives within coinsurance with funds withheld reinsurance arrangements and modified coinsurance reinsurance arrangements are reported with the host contract in Other liabilities and Premium receivables and reinsurance recoverable, respectively, on the Consolidated Balance Sheets. Changes in the fair value of embedded derivatives are recorded in Policyholder benefits in the Consolidated Statements of Operations.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Collectively, the Company refers to DAC, VOBA, deferred sales inducements ("DSI") and unearned revenue ("URR") as "DAC/VOBA and other intangibles." (See "Insurance Revenue and Related Benefits" section below). DAC/VOBA and other intangibles are adjusted for the impact of unrealized capital gains (losses) on investments, as if such gains (losses) have been realized, with corresponding adjustments included in AOCI.

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

The Company amortizes DAC and VOBA related to universal life-type contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on the Company's experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking"). As of December 31, 2020, $560 of DAC/VOBA is amortized in relation to the emergence of estimated gross profits of which $307 and $253 are reported in Deferred policy acquisition costs and Value of business acquired, and Assets held for sale, respectively, on the consolidated balance sheets.

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

As of December 31, 2020 and 2019, contract cost assets were $107 and $111, respectively. For the years ended December 31, 2020 and 2019, amortization expense of $25 and $25, respectively, was recorded in Operating expenses in the Consolidated Statement of Operations. There was no impairment loss in relation to the contract costs capitalized.

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
•Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses and persistency are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 2.3% to 7.7%.
•Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.3% to 5.3%.

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

Contract Owner Account Balances
Contract owner account balances relate to universal life-type and investment-type contracts, as follows:
•Account balances for funding agreements with fixed maturities are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.
•Account balances for universal life-type contracts, including variable universal life ("VUL") contracts, are equal to cumulative deposits, less charges, withdrawals and account values released upon death, plus credited interest thereon.
•Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 7.0% for the years 2020, 2019 and 2018. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.
•For fixed-indexed annuity ("FIA") and indexed universal life ("IUL") contracts, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value.

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

The Company reports separately, as assets and liabilities, investments held in the separate accounts and liabilities of separate accounts if:
•Such separate accounts are legally recognized;
•Assets supporting the contract liabilities are legally insulated from the Company's general account liabilities;
•Investments are directed by the contract owner or participant; and
•All investment performance, net of contract fees and assessments, is passed through to the contract owner.

The Company reports separate account assets that meet the above criteria at fair value on the Consolidated Balance Sheets based on the fair value of the underlying investments. The underlying investments include mutual funds, short-term investments, cash and fixed maturities. Separate account liabilities equal separate account assets. Investment income and net realized and unrealized capital gains (losses) of the separate accounts, however, are not reflected in the Consolidated Statements of Operations, and the Consolidated Statements of Cash Flows do not reflect investment activity of the separate accounts.

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

Financial Services Revenue
Revenue for various financial services is measured based on consideration specified in a contract with a customer and is recognized when the Company has satisfied a performance obligation. For advisory, asset management, and recordkeeping and administration services of $1,351 and $1,423 for the years ended December 31, 2020 and 2019, respectively, the Company recognizes revenue as services are provided, generally over time. For distribution and shareholder servicing revenue of $399 and $438 for the years ended December 31, 2020 and 2019, respectively, the Company recognizes revenue as related consideration is received and provides distribution services at a point in time and shareholder services over time. Contract terms are typically less than one year, and consideration is variable.

For a description of principal activities by reportable segment from which the Company generates revenue, see the Segments Note in these Consolidated Financial Statements for further information.

For the year ended December 31, 2020, such revenue represents approximately 27.6% of total Retirement revenue and 90.8% of Investment Management revenue. Such revenue is immaterial for the Corporate segment and the Employee Benefits segment. For the year ended December 31, 2019, such revenue represents approximately 27.4% of total Retirement revenue, all of Investment Management revenue, and 3.6% of Corporate revenue. Such revenue is immaterial for the Employee Benefits segment. For the years ended December 31, 2020 and 2019, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods. Revenue for various financial services

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

is recorded in Fee income or Other revenue in the Consolidated Statements of Operations. Receivables of $343 and $249 are included in Other assets on the Consolidated Balance Sheet as of December 31, 2020 and 2019, respectively.

Income Taxes

The Company’s provision for income taxes is based on income and expense reported in the financial statements after adjustments for permanent differences between our financial statements and consolidated federal income tax return. Permanent differences include the dividends received deduction, tax credits and non-controlling interest. As a result of permanent differences, the effective tax rate reflected in the financial statements may be different than the actual rate in the income tax return.

Temporary differences between our financial statements and income tax return create deferred tax assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards. The Company's deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The Company evaluates and tests the recoverability of its deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including the nature and character of the deferred tax assets and liabilities, the amount and character of book income or losses in recent years, projected future taxable income and future reversals of temporary differences, tax planning strategies we would employ to avoid a tax benefit from expiring unused, and the length of time carryforwards can be utilized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained under examination by the applicable taxing authority. The Company also considers positions that have been reviewed and agreed to as part of an examination by the applicable taxing authority. For items that meet the more-likely-than-not recognition threshold, the Company measures the tax position as the largest amount of benefit that is more than 50% likely to be realized upon ultimate resolution with the applicable tax authority that has full knowledge of all relevant information.

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

Long-duration: For reinsurance of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid and benefits received related to the underlying contracts is included in the expected net cost of reinsurance, which is recorded in Reinsurance recoverable or Other liabilities, as appropriate, on the Consolidated Balance Sheets. Any difference between actual and expected net cost of reinsurance is recognized in the current period and included as a component of profits used to amortize DAC.

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

Reinsurance recoverable balances are reported net of the allowance for credit losses in the Company’s Consolidated Balance Sheets. Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of capital market factors, counterparty financial information and ratings, and reinsurance agreement-specific risk characteristics such as collateral type, collateral size, and covenant strength.

The allowance for credit losses is a valuation account that is deducted from the reinsurance recoverable balance to present the net amount expected to be collected on the reinsurance recoverable. The change in the allowance for credit losses is recorded in Policyholder benefits in the Consolidated Statements of Operations.

Current reinsurance recoverable balances deemed probable of recovery and payable under reinsurance agreements are included in Premium receivable and reinsurance recoverable. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Consolidated Balance Sheets if a right of offset exists within the reinsurance agreement. Premiums, Fee income and Policyholder benefits are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in Other revenue.

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

Net periodic benefit cost is determined using management estimates and actuarial assumptions to derive service cost, interest cost and expected return on plan assets for a particular year and is included in Operating expenses in the Consolidated Statements of Operations. The obligations and expenses associated with these plans require use of assumptions, such as discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics, such as age of retirements, withdrawal rates and mortality. Management determines these assumptions based on a variety of factors, such as historical performance of the plan and its assets, currently available market and industry data and expected benefit payout streams. Actual results could vary significantly from assumptions based on changes, such as economic and market conditions, demographics of participants in the plans and

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

amendments to benefits provided under the plans. These differences may have a significant effect on the Company's Consolidated Financial Statements and liquidity. Differences between the expected return and the actual return on plan assets and actuarial gains (losses) are immediately recognized in Operating expenses in the Consolidated Statements of Operations.

For postretirement healthcare and other benefits to retirees, the expected costs of these benefits are accrued in Pension and other postretirement provisions over the period of employment using an accounting methodology similar to that for defined benefit pension plans. Actuarial gains (losses) are immediately recognized in Operating expenses in the Consolidated Statements of Operations.

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
•VIEs: The Company consolidates VIEs for which it is the primary beneficiary at the time it becomes involved with a VIE. An entity is a VIE if it has equity investors who, as a group, lack the characteristics of a controlling financial interest or it does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties. The primary beneficiary (a) has the power to direct the activities of the entity that most significantly impact the entity's economic performance and (b) has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity.
•VOEs: For entities determined not to be VIEs, the Company consolidates entities in which it holds greater than 50% of the voting interest, or, for limited partnerships, when the Company owns a majority of the limited partnership's kick-out rights through voting interests.

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

Standard	Description of Requirements	Effective Date and Method of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans	This standard, issued in August 2018, eliminates certain disclosure requirements that are no longer considered cost beneficial and requires new disclosures that are considered relevant.	December 31, 2020 using the retrospective method.
Adoption of the ASU had no effect on the Company's financial condition, results of operations, or cash flows. The adoption resulted in various disclosure changes that have been included in Note 15, Employee Benefit Arrangements.

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
Adoption of the ASU had no effect on the
Company's financial condition, results of
operations, or cash flows. The adoption resulted in
various disclosure changes that have been included in Note 5, Fair Value Measurements.

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
The impact to the January 1, 2019 Consolidated Balance Sheet was an increase to AOCI of $343, with a corresponding decrease to Retained earnings. The ASU did not have a material impact on the Company's results of operations, cash flows, or disclosures.

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
Adoption of the ASU had no effect on the Company's financial condition, results of operations, or cash flows. Adoption of the ASU resulted in a change to the Company's significant accounting policy with respect to Derivatives, as follows:

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
Adoption of the ASU had no impact on revenue recognition. However, the adoption resulted in a $106 increase in Other assets to capitalize costs to obtain and fulfill certain financial services contracts in the Retirement segment and
Corporate. This adjustment was offset by a related $22 decrease in Deferred income taxes, resulting in a net $84 increase to Retained earnings (deficit) on the Consolidated Balance Sheet as of January 1, 2018. In addition, disclosures have been updated to reflect accounting policy changes made as a result of the implementation of ASU
2014-09. (See the Significant Accounting Policies section.)

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
In January, 2021, the FASB issued ASU 2021-01 which clarified the scope of relief related to ASU 2020-04.
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
The Company intends to adopt ASU 2019-12 as of January 1, 2021 on a prospective basis, except for those provisions that are required to be applied on a retrospective or modified retrospective basis. The Company does not expect ASU 2019-12 to have a material impact on the Company's financial condition, results of operations, or cash flows.
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts	This standard, issued in August 2018, changes the measurement and disclosures of insurance liabilities and deferred acquisition costs ("DAC") for long-duration contracts issued by insurers.	In November, 2020, the FASB released ASU 2020-11, which deferred the effective date of the
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Business Held for Sale and Discontinued Operations

As noted in the Business, Basis of Presentation and Significant Accounting Policies Note, on January 4, 2021, the Company sold several of its subsidiaries and the related Individual Life and fixed and variable annuities businesses within these subsidiaries to Resolution Life US pursuant to the Resolution MTA entered into on December 18, 2019. Additionally, on June 1, 2018, the Company completed a series of transactions pursuant to a Master Transaction Agreement (the "2018 MTA") to sell substantially all of its fixed and fixed indexed annuities businesses.
The following table presents summary information related to assets and liabilities classified as held for sale and income (loss) from discontinued operations for the periods presented:

	Year Ended December 31,
	2020	2019
Assets held for sale
Individual Life Transaction	$20,703	$20,046
2018 Transaction	—	—
Total	$20,703	$20,046
Liabilities held for sale
Individual Life Transaction	$18,615	$18,498
2018 Transaction	—	—
Total	$18,615	$18,498

	Year Ended December 31,
	2020	2019	2018
Income (loss) from discontinued operations, net of tax
Individual Life Transaction	$(419)	$(1,019)	$72
2018 Transaction	—	(82)	353
Total	$(419)	$(1,101)	$425

The following table presents summary information related to cash flows from discontinued operations for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Net cash (used in) provided by operating activities
Individual Life Transaction	$(408)	$(130)	$(410)
2018 Transaction	—	—	1,462
Total	$(408)	$(130)	$1,052

Net cash (used in) investing activities
Individual Life Transaction	$(504)	$(498)	$(248)
2018 Transaction	—	(128)	34
Total	$(504)	$(626)	$(214)

Net cash provided by (used in) financing activities
Individual Life Transaction	$523	$813	$537
2018 Transaction	—	—	(1,209)
Total	$523	$813	$(672)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Individual Life Transaction

Sale of legal entities

Pursuant to the Company executing the Resolution MTA and closing of the Individual Life Transaction on January 4, 2021, the Company sold five of its legal subsidiaries, SLD, SLDI, Roaring River II ("RRII"), Midwestern United Life Insurance Company ("MUL") and Voya American Equities, Inc. ("VAE") to Resolution Life US. Resolution Life US is an insurance holding company newly formed by Resolution Life Group Holdings, L.P., a Bermuda-based limited partnership (“RLGH”). The Individual Life Transaction closed on January 4, 2021 and is subject to conditions specified in the Resolution MTA.

The purchase price received by the Company at the closing was based on estimated amounts and is subject to a post-close true-up mechanism pursuant to which the purchase price will be adjusted based on SLD’s adjusted book value as of the closing date. This true-up is currently expected to be completed in the second half of 2021. In addition to cash consideration, proceeds include an approximately $225 interest in RLGH and certain other affiliates of Resolution Life US, and $123 principal amount in surplus notes issued by SLD. In connection with the closing, the Company agreed to defer receipt of $100 in cash proceeds for a period of up to 42 months, subject to an adjustment mechanism based on certain financial contingencies affecting SLD over that period. In addition, in connection with the unwind of certain guarantee obligations affecting portions of SLD’s business, in lieu of $60 of cash proceeds, the Company has received approximately $60 in additional preferred equity interests in Resolution Life US affiliates.

Concurrent with the execution of the Resolution MTA, RLGH provided the Company with a limited guarantee to guarantee its financial obligations for an amount not to exceed $1.3 billion, subject to the terms and conditions in the Resolution MTA. The limited guarantee terminated upon the closing of the Individual Life Transaction on January 4, 2021.

The Company has determined that the entities disposed of meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company’s operations. Accordingly, the results of operations of the entities to be sold have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and the assets and liabilities of the businesses have been classified as held for sale and segregated for all periods presented in the Consolidated Balance Sheets. A business classified as held for sale is recorded at the lower of its carrying value or estimated fair value less cost to sell. If the carrying value exceeds its estimated fair value less cost to sell, a loss is recognized. Transactions between the businesses held for sale and businesses in continuing operations that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and the assets, liabilities and results of the businesses held for sale.

The results of discontinued operations are reported in "Income (loss) from discontinued operations, net of tax" in the accompanying Consolidated Statements of Operations for all periods presented. As of December 31, 2019, the Company recorded an estimated loss on sale, net of tax of $1,150 to write down the carrying value of the businesses held for sale to estimated fair value, which is based on the estimated sales price of the Individual Life Transaction as of December 31, 2019, less cost to sell and other adjustments in accordance with the Resolution MTA. In addition, Income (loss) from discontinued operations, net of tax, for the year ended December 31, 2020 includes the estimated loss on sale, net of tax of $316 to write down the carrying value of the businesses held for sale to estimated fair value, which is based on the estimated sales price of the transaction, less cost to sell and other adjustments in accordance with the Resolution MTA. The estimated loss on sale, net of tax as of December 31, 2020 of $1,466 represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the major categories of assets and liabilities classified as held for sale related to the Individual Life Transaction in the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$13,317	$11,483
Fixed maturities, at fair value using the fair value option	682	752
Mortgage loans on real estate, net of valuation allowance	1,242	1,319
Policy loans	999	1,005
Derivatives	443	304
Other investments(1)	368	430
Securities pledged	4	235
Total investments	17,055	15,528
Cash and cash equivalents	420	291
Short-term investments under securities loan agreements, including collateral delivered	2	216
Premium receivable and reinsurance recoverable	2,783	3,081
Deferred policy acquisition costs and Value of business acquired	289	607
Current income taxes	—	136
Deferred income taxes	(831)	(733)
Other assets(2)	826	585
Assets held in separate accounts	1,625	1,485
Write-down of businesses held for sale to fair value less cost to sell	(1,466)	(1,150)
Total assets held for sale	$20,703	$20,046

Liabilities:
Future policy benefits and contract owner account balances	$15,675	$15,472
Payables under securities loan and repurchase agreements, including collateral held	300	428
Derivatives	117	77
Notes payable	219	252
Other liabilities	679	784
Liabilities related to separate accounts	1,625	1,485
Total liabilities held for sale	$18,615	$18,498
(1) Includes Other investments, Equity securities, Limited Partnerships/corporations and Short-term investments.
(2) Includes Other assets and Accrued investment income.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net investment income	$669	$665	$649
Fee income	778	750	743
Premiums	26	27	27
Total net realized capital gains (losses)	27	45	(44)
Other revenue	(16)	(21)	4
Total revenues	1,484	1,466	1,379
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,225	1,055	1,050
Operating expenses	147	83	96
Net amortization of Deferred policy acquisition costs and Value of business acquired	238	153	135
Interest expense	6	10	9
Total benefits and expenses	1,616	1,301	1,290
Income (loss) from discontinued operations before income taxes	(132)	165	89
Income tax expense (benefit)	(29)	34	17
Loss on sale, net of tax	(316)	(1,150)	—
Income (loss) from discontinued operations, net of tax	$(419)	$(1,019)	$72

Reinsurance

Concurrently with the sale, SLD entered into reinsurance agreements with Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York ("RLNY"), and Voya Retirement Insurance and Annuity Company ("VRIAC"), each of which is a direct or indirect wholly owned subsidiary of the Company. Pursuant to these agreements, RLI and VRIAC reinsured to SLD a 100% quota share, and RLNY reinsured to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC remain subsidiaries of the Company. These reinsurance transactions were substantially carried out on a coinsurance or modified coinsurance basis, with SLD’s reinsurance obligations collateralized by invested assets placed in a comfort trust. Based on values as of December 31, 2020, U.S GAAP reserves to be ceded under the Individual Life Transaction (defined below) are expected to be approximately $10.0 billion. The reinsurance agreements along with the sale of the legal entities noted above will result in the disposition of substantially all of the Company's life insurance and legacy non-retirement annuity businesses and related assets. The revenues and net results of the Individual Life and Annuities businesses that will be disposed of via reinsurance are reported in businesses exited or to be exited through reinsurance or divestment which is an adjustment to the Company's U.S. GAAP revenues and earnings measures to calculate Adjusted operating revenues and Adjusted operating earnings before income taxes, respectively. In connection with the reinsurance agreements mentioned above, the Company will incur charges associated with the termination or recapture of existing reinsurance arrangements with its reinsurers.

The 2018 Transaction

The Company has determined that the CBVA and Annuities businesses disposed of in the 2018 Transaction disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements meet the criteria to be classified as discontinued operations and that the sale represents a strategic shift that has a major effect on the Company’s operations. Accordingly, the results of operations of the businesses sold have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

With the closing of the Individual Life Transaction including the reinsurance arrangements disclosed in the Individual Life Transaction section above, the Company continues to hold an insignificant number of Individual Life, Annuities and CBVA policies. These policies are referred to in this Annual Report on Form 10-K as "Residual Runoff Business".

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the 2018 Transaction for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018(1)
Revenues:
Net investment income	$—	$—	$510
Fee income	—	—	295
Premiums	—	—	(50)
Total net realized capital losses	—	—	(345)
Other revenue	—	—	10
Total revenues	—	—	420
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	—	442
Operating expenses	—	—	(14)
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	49
Interest expense	—	—	10
Total benefits and expenses	—	—	487
Income (loss) from discontinued operations before income taxes	—	—	(67)
Income tax expense (benefit)	—	—	(19)
Loss on sale, net of tax	—	(82)	401
Income (loss) from discontinued operations, net of tax	$—	$(82)	$353
(1) Reflects Income (loss) from discontinued operations, net of tax for the five months ended May 31, 2018 (the 2018 Transaction closed on June 1, 2018)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2020:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$1,033	$438	$—	$—	$1,471	$—
U.S. Government agencies and authorities	74	28	—	—	102	—
State, municipalities and political subdivisions	1,166	180	—	—	1,346	—
U.S. corporate public securities	13,366	3,028	7	—	16,387	—
U.S. corporate private securities	5,653	828	35	—	6,446	—
Foreign corporate public securities and foreign governments(1)	4,023	714	1	—	4,736	—
Foreign corporate private securities(1)	4,220	470	29	—	4,646	15
Residential mortgage-backed securities	5,370	255	17	20	5,626	2
Commercial mortgage-backed securities	3,882	290	40	—	4,131	1
Other asset-backed securities	2,110	46	10	—	2,138	8
Total fixed maturities, including securities pledged	40,897	6,277	139	20	47,029	26
Less: Securities pledged	355	95	1	—	449	—
Total fixed maturities	$40,542	$6,182	$138	$20	$46,580	$26
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2020, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,222	$1,239
After one year through five years	5,040	5,431
After five years through ten years	7,402	8,485
After ten years	15,871	19,979
Mortgage-backed securities	9,252	9,757
Other asset-backed securities	2,110	2,138
Fixed maturities, including securities pledged	$40,897	$47,029

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2020 and 2019, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholders' equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2020
Communications	$1,629	$425	$1	$2,053
Financial	4,419	811	3	5,227
Industrial and other companies	11,670	2,088	15	13,743
Energy	2,594	474	28	3,040
Utilities	4,963	944	1	5,906
Transportation	1,331	196	23	1,504
Total	$26,606	$4,938	$71	$31,473

December 31, 2019
Communications	$1,694	$295	$—	$1,989
Financial	4,067	535	1	4,601
Industrial and other companies	11,669	1,274	16	12,927
Energy	2,819	368	27	3,160
Utilities	4,895	561	1	5,455
Transportation	1,206	116	2	1,320
Total	$26,350	$3,149	$47	$29,452

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2020 and 2019, approximately 44.5% and 43.4%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of December 31, 2020 and 2019, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of December 31, 2020, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions was $82, and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held, respectively, on the Consolidated Balance Sheets. As of December 31, 2019, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transaction was $66. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securities Pledged

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2020 and 2019, the fair value of loaned securities was $197 and $1,159, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of December 31, 2020 and 2019, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $106 and $1,055, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, liabilities to return collateral of $106 and $1,055, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company's Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2020 and 2019, the fair value of securities retained as collateral by the lending agent on the Company's behalf was $96 and $146, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged for the dates indicated:

	December 31, 2020 (1)(2)	December 31, 2019 (1)(2)
U.S. Treasuries	$90	$213
U.S. Government agencies and authorities	3	15
U.S. corporate public securities	76	684
Equity securities	—	—
Foreign corporate public securities and foreign governments	33	289
Payables under securities loan agreements	$202	$1,201
(1) As of December 31, 2020 and 2019, borrowings under securities lending transactions include cash collateral of $106 and $1,055, respectively.
(2) As of December 31, 2020 and 2019, borrowings under securities lending transactions include non-cash collateral of $96 and $146, respectively.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

Year Ended December 31, 2020
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	2	1	15	8	26
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—
Balance as of December 31	$2	$1	$15	$8	$26

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of the date indicated:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
December 31, 2020
U.S. Treasuries	$12	$—	2	$—	$—	—	$12	$—	2
State, municipalities and political subdivisions	7	—	2	—	—	—	7	—	2
U.S. corporate public securities	241	5	163	23	2	4	264	7	167
U.S. corporate private securities	419	12	30	112	23	8	531	35	38
Foreign corporate public securities and foreign governments	45	—	19	9	1	2	54	1	21
Foreign corporate private securities	238	29	19	6	—	1	244	29	20
Residential mortgage-backed	658	12	150	147	5	75	805	17	225
Commercial mortgage-backed	844	39	127	36	1	7	880	40	134
Other asset-backed	261	2	61	376	8	110	637	10	171
Total	$2,725	$99	573	$709	$40	207	$3,434	$139	780

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
*Less than $1

Based on the Company's quarterly evaluation of its securities in an unrealized loss position, described below, the Company concluded that these securities were not impaired as of December 31, 2020. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

See the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements for the policy used to evaluate whether the investments are impaired.

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $48 from $91 to $139 for the year ended December 31, 2020. The modest increase in unrealized losses was driven by moderately higher interest rates in the longer end of the yield curve. As of December 31, 2020, $6 of the total $139 of gross unrealized losses were from 4 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2020		2019			2018
	Impairment	No. of Securities	Impairment		No. of Securities	Impairment	No. of Securities
State, municipalities and political subdivisions	$—	13	$—	*	8	$—	—
U.S. corporate public securities	32	83	18		38	6	2
U.S. corporate private securities	1	9	1		18	—	—
Foreign corporate public securities and foreign governments(1)	4	40	5		22	2	3
Foreign corporate private securities(1)	8	17	26		12	15	1
Residential mortgage-backed	7	60	5		89	5	61
Commercial mortgage-backed	28	129	1		34	—	1
Other asset-backed	1	75	4		94	—	1
Total	$81	426	$60		315	$28	69
Credit Impairments	$—		$28			$19
Intent Impairments	$81		$32			$9
(1) Primarily U.S. dollar denominated.
* Less than $1

For the year ended December 31, 2020, intent impairments in the amounts of $60 were recorded on assets designated to be included in the reinsurance agreement associated with the Individual Life Transaction.

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2020, the Company had eight new commercial mortgage loan troubled debt restructuring with a pre-modification and post modification carrying value of $63. For the year ended December 31, 2020, the Company did not have any private placement troubled debt restructuring. For the year ended December 31, 2019, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring.

As of December 31, 2020 and 2019, the Company did not have any private placements modified in a troubled debt restructuring with a subsequent payment default. As of December 31, 2020 and 2019, the Company did not have any commercial mortgage loans modified in a troubled debt restructuring with a subsequent payment default.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of December 31, 2020 and December 31, 2019, respectively.

	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
As of December 31, 2020
2020	$202	$251	$39	$—	$—	$492
2019	327	230	125	—	—	682
2018	211	158	73	—	—	442
2017	645	427	5	—	—	1,077
2016	627	313	2	—	—	942
2015	639	94	—	—	—	733
2014 and prior	1,886	554	22	—	—	2,462
Total	$4,537	$2,027	$266	$—	$—	$6,830
As of December 31, 2019
2019	$121	$138	$228	$211	$26	$724
2018	11	141	188	159	14	513
2017	153	283	697	12	15	1,160
2016	122	221	578	50	—	971
2015	39	502	249	15	—	805
2014 and prior	241	438	1,770	256	1	2,706
Total	$687	$1,723	$3,710	$703	$56	$6,879

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of December 31, 2020 and December 31, 2019, respectively.

	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
As of December 31, 2020
2020	$356	$116	$20	$—	$—	$492
2019	455	108	51	68	—	682
2018	205	90	92	55	—	442
2017	630	243	133	71	—	1,077
2016	841	58	40	3	—	942
2015	685	36	6	6	—	733
2014 and prior	2,029	247	115	71	—	2,462
Total	$5,201	$898	$457	$274	$—	$6,830
As of December 31, 2019
2019	$493	$165	$66	$—	$—	$724
2018	351	13	88	61	—	513
2017	608	292	167	93	—	1,160
2016	873	63	31	4	—	971
2015	743	50	6	6	—	805
2014 and prior	2,265	210	139	92	—	2,706
Total	$5,333	$793	$497	$256	$—	$6,879

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of December 31, 2020 and December 31, 2019, respectively.

	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
As of December 31, 2020
2020	$107	$187	$41	$39	$38	$39	$2	$15	$24	$492
2019	98	194	21	169	69	61	18	13	39	682
2018	105	141	70	37	59	15	—	15	—	442
2017	172	125	417	155	102	62	6	38	—	1,077
2016	274	174	185	46	103	114	13	27	6	942
2015	205	185	167	37	53	64	11	11	—	733
2014 and prior	685	499	354	200	246	226	59	149	44	2,462
Total	$1,646	$1,505	$1,255	$683	$670	$581	$109	$268	$113	$6,830
As of December 31, 2019
2019	$102	$200	$35	$187	$67	$63	$18	$15	$37	$724
2018	106	182	73	47	60	16	—	14	15	513
2017	176	128	464	171	107	63	6	45	—	1,160
2016	276	181	193	47	107	119	14	28	6	971
2015	227	218	171	43	54	68	12	12	—	805
2014 and prior	740	553	390	224	275	242	67	169	46	2,706
Total	$1,627	$1,462	$1,326	$719	$670	$571	$117	$283	$104	$6,879

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of December 31, 2020 and December 31, 2019, respectively.

	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
As of December 31, 2020
2020	$59	$94	$165	$174	$—	$—	$—	$492
2019	55	111	384	95	37	—	—	682
2018	77	109	191	25	5	35	—	442
2017	138	505	252	178	4	—	—	1,077
2016	175	301	255	187	10	9	5	942
2015	164	279	125	78	20	67	—	733
2014 and prior	1,112	205	445	348	97	201	54	2,462
Total	$1,780	$1,604	$1,817	$1,085	$173	$312	$59	$6,830
As of December 31, 2019
2019	$57	$130	$400	$105	$32	$—	$—	$724
2018	84	122	221	46	4	36	—	513
2017	141	557	268	190	4	—	—	1,160
2016	178	312	263	192	10	10	6	971
2015	198	285	133	90	30	69	—	805
2014 and prior	1,215	230	512	376	108	209	56	2,706
Total	$1,873	$1,636	$1,797	$999	$188	$324	$62	$6,879

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	2020		2019
Allowance for credit losses, balance at January 1	$16	(1)	$2
Credit losses on mortgage loans for which credit losses were not previously recorded	7		—
Increase (decrease) on mortgage loans with allowance recorded in previous period	69		(1)
Provision for expected credit losses	92		—
Write-offs	(3)		—
Recoveries of amounts previously written off	—		—
Allowance for credit losses, balance at December 31	$89		$1
(1) On January 1, 2020, as a result of implementing ASU 2016-13 Measurement of Credit Losses of Financial Instruments, the company recorded a transition adjustment on a continuing basis for Allowance for credit losses on mortgage loans on real estate of $15.

While still heavily impacted by COVID-19, the Commercial Mortgage Loan portfolio allowance increased by $34 during the fourth quarter. We continue to observe distress in the hotel sector.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2020, the Company identified 461 commercial mortgage loans with an amortized cost balance of $1,195 in connection with the reinsurance transactions occurring immediately after the closing of the Individual Life Transaction. These commercial mortgage loans are reported with the Company's Mortgage loans on real estate on the Consolidated Balance Sheets as of December 31, 2020. These commercial mortgage loans are held at lower of cost or market at December 31, 2020 resulting in an immaterial addition to the allowance for credit losses. Additionally, included in the allowance for credit losses table above are allowances of $15 associated with the identified commercial mortgages that will be transferred to the comfort trust as part of the reinsurance portion of the Individual Life Transaction.

The following table presents past due commercial mortgage loans as of the dates indicated:

	December 31, 2020	December 31, 2019
Delinquency:
Current	$6,825	$6,879
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	5	—
Total	$6,830	$6,879

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of December 31, 2020, the company had one commercial mortgage loan in non-accrual status. As of December 31, 2019, the Company had no commercial mortgage loans in non-accrual status. There was no interest income recognized on loans in non-accrual status for the year ended December 31, 2020 and December 31, 2019.

As of December 31, 2020 and December 31, 2019, the Company had no commercial mortgage loans that were over 90 days or more past due but are not on non-accrual status. The Company had no commercial mortgage loans on non-accrual status for which there is no related allowance for credit losses as of December 31, 2020.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Fixed maturities	$2,401	$2,241	$2,181
Equity securities	14	11	12
Mortgage loans on real estate	295	334	335
Policy loans	45	42	47
Short-term investments and cash equivalents	4	12	14
Other	223	222	146
Gross investment income	2,982	2,862	2,735
Less: investment expenses	73	70	66
Net investment income	$2,909	$2,792	$2,669

As of December 31, 2020 and 2019, the Company had $2 and $1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Fixed maturities, available-for-sale, including securities pledged	$(17)	$(21)	$(88)
Fixed maturities, at fair value option	(235)	40	(357)
Equity securities	10	(16)	(9)
Derivatives	(7)	(164)	(16)
Embedded derivatives - fixed maturities	1	3	(6)
Guaranteed benefit derivatives	(34)	(6)	92
Mortgage Loans	(75)	—	5
Other investments	(8)	—	22
Net realized capital gains (losses)	$(365)	$(164)	$(357)

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Proceeds on sales	$2,456	$4,105	$4,162
Gross gains	151	63	29
Gross losses	81	54	82

4.    Derivative Financial Instruments

The Company primarily enters into the following types of derivatives:

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
.
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
The notional amounts and fair values of derivatives from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, were as follows as of the dates indicated:

	December 31, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$22	$—	$—	$30	$—	$—
Foreign exchange contracts	756	4	43	771	12	21
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	19,837	195	328	25,027	294	371
Foreign exchange contracts	122	—	3	92	—	1
Equity contracts	412	16	12	400	10	8
Credit contracts	223	—	1	237	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	20	—	N/A	19	—
Within products	N/A	—	95	N/A	—	60
Within reinsurance agreements	N/A	—	163	N/A	—	100
Managed custody guarantees	N/A	—	4	N/A	—	—
Total		$235	$649		$335	$563
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives for businesses held for sale were as follows as of the dates indicated:

	December 31, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$1	$—	$—	$1	$—	$—
Foreign exchange contracts	40	1	3	19	1	1
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	2,208	48	51	2,227	49	56
Foreign exchange contracts	27	—	1	18	—	—
Equity contracts	1,997	394	62	1,753	254	20
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	8	—	N/A	8	—
Within products	N/A	—	308	N/A	—	217
Within reinsurance agreements	N/A	—	98	N/A	—	75
Total		$451	$523		$312	$369
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2020 and 2019. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company's risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also holds immaterial credit default swaps and uses them, coupled with other investments, in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts for continuing operations and businesses held for sale are presented in the tables below as of the dates indicated:

	December 31, 2020
Continuing operations:(1)
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$223	$—	$1
Equity contracts	306	16	12
Foreign exchange contracts	878	4	46
Interest rate contracts	17,331	195	328
		215	387
Counterparty netting(2)		(207)	(207)
Cash collateral netting(2)		(2)	(140)
Securities collateral netting(2)		—	(35)
Net receivables/payables		$6	$5
(1) Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction,
(2) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	December 31, 2020
Businesses held for sale:
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$—	$—	$—
Equity contracts	1,997	394	62
Foreign exchange contracts	67	1	4
Interest rate contracts	2,209	48	51
		443	117
Counterparty netting(1)		(114)	(114)
Cash collateral netting(1)		(299)	(1)
Securities collateral netting(1)		(23)	(1)
Net receivables/payables		$7	$1
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

Continuing operations: As of December 31, 2020, the Company held $5 and pledged $140 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2019, the Company held $9 and $82 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2020, the Company delivered $170 of securities and held no securities as collateral. As of December 31, 2019, the Company delivered $183 of securities and held no securities as collateral.

Businesses held for sale: As of December 31, 2020, the Company held $299 and pledged $1 net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2019, the Company held $213 and no net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2020, the Company delivered $2 of securities and held $23 of securities as collateral. As of December 31, 2019, the Company delivered $2 of securities and held $18 of securities as collateral.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the period indicated:

	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net realized capital gains/(losses)
Year Ended December 31, 2020
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$1	$(28)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	8
Year Ended December 31, 2019
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	1	—
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	11

The location and amount of gain (loss) recognized from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Year Ended December 31,
	2020		2019
	Net Investment Income	Other net realized capital gains/(losses)	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$2,909	$(284)	$2,792	$(100)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	11	(3)	11	—

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, on the Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2020	2019	2018
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$4	$(136)	$(38)
Foreign exchange contracts	Other net realized capital gains (losses)	(4)	2	4
Equity contracts	Other net realized capital gains (losses)	(7)	(32)	10
Credit contracts	Other net realized capital gains (losses)	4	2	(2)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	1	3	(6)
Within products	Other net realized capital gains (losses)	(30)	(6)	92
Within reinsurance agreements	Policyholder benefits	(24)	(111)	81
Managed custody guarantees	Other net realized capital gains (losses)	(4)	—	—
Total		$(60)	$(278)	$141

The location and effect of derivatives not designated as hedging instruments from discontinued operations on the Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2020	2019	2018
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Income (loss) from discontinued operations, net of tax	$—	$—	$4
Foreign exchange contracts	Income (loss) from discontinued operations, net of tax	(1)	—	—
Equity contracts	Income (loss) from discontinued operations, net of tax	96	139	(75)
Credit contracts	Income (loss) from discontinued operations, net of tax	—	1	(1)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Income (loss) from discontinued operations, net of tax	—	(1)	(6)
Within products	Income (loss) from discontinued operations, net of tax	(95)	(134)	69
Within reinsurance agreements	Income (loss) from discontinued operations, net of tax	—	(49)	35
Total		$—	$(44)	$26

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,134	$337	$—	$1,471
U.S. Government agencies and authorities	—	102	—	102
State, municipalities and political subdivisions	—	1,346	—	1,346
U.S. corporate public securities	—	16,294	93	16,387
U.S. corporate private securities	—	4,546	1,900	6,446
Foreign corporate public securities and foreign governments(1)	—	4,736	—	4,736
Foreign corporate private securities(1)	—	4,189	457	4,646
Residential mortgage-backed securities	—	5,583	43	5,626
Commercial mortgage-backed securities	—	4,131	—	4,131
Other asset-backed securities	—	2,077	61	2,138
Total fixed maturities, including securities pledged	1,134	43,341	2,554	47,029
Equity securities	70	—	172	242
Derivatives:
Interest rate contracts	7	140	48	195
Foreign exchange contracts	—	4	—	4
Equity contracts	—	15	1	16
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,903	109	—	2,012
Assets held in separate accounts	84,329	6,001	222	90,552
Total assets	$87,443	$49,610	$2,997	$140,050
Percentage of Level to total	63%	35%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives(2)	—	—	99	99
Other derivatives:
Interest rate contracts	—	280	48	328
Foreign exchange contracts	—	46	—	46
Equity contracts	—	12	—	12
Credit contracts	—	1	—	1
Embedded derivative on reinsurance	—	163	—	163
Total liabilities	$—	$502	$147	$649
(1) Primarily U.S. dollar denominated.
(2) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities related to businesses held for sale measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$650	$371	$—	$1,021
U.S. Government agencies and authorities	—	174	—	174
State, municipalities and political subdivisions	—	453	—	453
U.S. corporate public securities	—	6,719	28	6,747
U.S. corporate private securities	—	704	449	1,153
Foreign corporate public securities and foreign governments(1)	—	1,623	3	1,626
Foreign corporate private securities(1)	—	559	101	660
Residential mortgage-backed securities	—	514	—	514
Commercial mortgage-backed securities	—	1,050	—	1,050
Other asset-backed securities	—	598	7	605
Total fixed maturities, including securities pledged	650	12,765	588	14,003
Equity securities	2	—	3	5
Derivatives:
Interest rate contracts	—	1	47	48
Foreign exchange contracts	—	1	—	1
Equity contracts	—	99	295	394
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	418	4	—	422
Assets held in separate accounts	1,625	—	—	1,625
Total assets	$2,695	$12,870	$933	$16,498
Percentage of Level to total	16%	78%	6%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives - IUL	$—	$—	$308	$308
Other derivatives:
Interest rate contracts	—	4	47	51
Foreign exchange contracts	—	4	—	4
Equity contracts	—	62	—	62
Credit contracts	—	—	—	—
Embedded derivative on reinsurance	—	98	—	98
Total liabilities	$—	$168	$355	$523
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,083	$299	$—	$1,382
U.S. Government agencies and authorities	—	95	—	95
State, municipalities and political subdivisions	—	1,323	—	1,323
U.S. corporate public securities	—	14,864	74	14,938
U.S. corporate private securities	—	4,578	1,457	6,035
Foreign corporate public securities and foreign governments(1)	—	4,341	—	4,341
Foreign corporate private securities(1)	—	4,503	328	4,831
Residential mortgage-backed securities	—	5,181	23	5,204
Commercial mortgage-backed securities	—	3,574	—	3,574
Other asset-backed securities	—	1,977	78	2,055
Total fixed maturities, including securities pledged	1,083	40,735	1,960	43,778
Equity securities	68	—	128	196
Derivatives:
Interest rate contracts	2	243	49	294
Foreign exchange contracts	—	12	—	12
Equity contracts	—	10	—	10
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,613	31	—	2,644
Assets held in separate accounts	75,405	6,149	116	81,670
Total assets	$79,171	$47,180	$2,253	$128,604
Percentage of Level to total	61%	37%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives(2)	$—	$—	$60	$60
Other derivatives:
Interest rate contracts	—	322	49	371
Foreign exchange contracts	—	22	—	22
Equity contracts	—	8	—	8
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	100	—	100
Total liabilities	$—	$454	$109	$563
(1) Primarily U.S. dollar denominated.
(2) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$74	$—	$6	$—	$—	$(9)	$(18)	$40	$—	$93	$—	$6
U.S. corporate private securities	1,457	—	53	375	—	(16)	(160)	465	(274)	1,900	—	53
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	328	(19)	(24)	254	—	(15)	(12)	7	(62)	457	(4)	(24)
Residential mortgage-backed securities	23	(10)	—	37	—	—	—	—	(7)	43	(10)	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	78	—	1	6	—	—	(24)	—	—	61	—	1
Total fixed maturities including securities pledged	1,960	(29)	36	672	—	(40)	(214)	512	(343)	2,554	(14)	36
Equity securities	128	8	—	39	—	—	(3)	—	—	172	8	—
Derivatives:
Guaranteed benefit derivatives(2)(5)	(60)	(34)	—	—	(6)	—	1	—	—	(99)	—	—
Other derivatives, net	—	—	—	1	—	—	—	—	—	1	—	—
Assets held in separate accounts(4)	116	—	—	160	—	(2)	—	3	(55)	222	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis. These amounts are included in Other net realized gains (losses) in the Consolidated Statements of Operations.
(3) For financial instruments still held as of December 31 amounts are included in Net investment income and Total net realized capital gains (losses) in the Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Consolidated Statements of Comprehensive Income.
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities related to businesses held for sale and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$32	$—	$1	$—	$—	$—	$(5)	$—	$—	$28	$—	$—
U.S. corporate private securities	316	1	7	154	—	(27)	(21)	95	(76)	449	—	8
Foreign corporate public securities and foreign governments(1)	7	—	(4)	—	—	—	—	—	—	3	—	(4)
Foreign corporate private securities(1)	80	(3)	(4)	49	—	—	(1)	3	(23)	101	—	(4)
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	6	—	—	3	—	—	(2)	—	—	7	—	—
Total fixed maturities including securities pledged	441	(2)	—	206	—	(27)	(29)	98	(99)	588	—	—
Equity securities	33	(1)	—	2	—	(30)	(1)	—	—	3	(2)	—
Derivatives:
Guaranteed benefit derivatives - IUL(2)	(217)	(95)	—	—	(70)	—	74	—	—	(308)	—	—
Other derivatives, net	202	85	—	58	—	—	(50)	—	—	295	93	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis.
(3) For financial instruments still held as of December 31 amounts are included in Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Consolidated Statements of Comprehensive Income.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$34	$(1)	$5	$5	$—	$—	$(7)	$38	$—	$74	$(1)
U.S. corporate private securities	1,134	—	90	342	—	(23)	(86)	11	(11)	1,457	—
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	217	(24)	46	169	—	(80)	—	—	—	328	2
Residential mortgage-backed securities	28	(11)	1	13	—	(6)	—	—	(2)	23	(7)
Commercial mortgage-backed securities	14	—	—	—	—	—	—	—	(14)	—	—
Other asset-backed securities	127	—	1	8	—	—	(3)	—	(55)	78	—
Total fixed maturities including securities pledged	1,554	(36)	143	537	—	(109)	(96)	49	(82)	1,960	(6)
Equity securities	103	(17)	—	42	—	—	—	—	—	128	(17)
Derivatives:
Guaranteed benefit derivatives(2)(5)	(44)	(6)	—	—	(9)	—	(1)	—	—	(60)	—
Other derivatives, net	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(4)	62	4	—	78	—	(1)	—	3	(30)	116	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis.
(3) For financial instruments still held as of December 31 amounts are included in Net investment income and Total net realized capital gains (losses) in the Consolidated Statements of Operations.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.
(5) Includes GMWBL, GMWB, FIA, Stabilizer, and MCGs.

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
(3) For financial instruments still held as of December 31 amounts are included in Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2020 and 2019, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Significant unobservable inputs used in the fair value measurements of IULs include nonperformance risk and policyholder behavior assumptions, such as lapses. The following is a description of selected inputs:

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

The following table presents the unobservable inputs for IUL for businesses held for sale as of the dates indicated:

	December 31, 2020			December 31, 2019
Unobservable Input	Range(1)		Weighted Average(2)	Range(1)
Nonperformance risk	0.16% to 0.38%		0.21%	0.22% to 0.42%
Actuarial Assumptions:
Lapses	2% to 10%		6%	2% to 10%
Mortality	—	(2)	—	—	(2)
(1)    Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Unobservable inputs were weighted by the relative fair value of the instruments. For credit contracts, the average represents the arithmetic average of the inputs and is not weighted by the relative fair value or notional amount.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments from continuing operations, including amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction, as of the dates indicated:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$47,029	$47,029	$43,778	$43,778
Equity securities	242	242	196	196
Mortgage loans on real estate	6,830	7,316	6,878	7,262
Policy loans	718	718	776	776
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,012	2,012	2,644	2,644
Derivatives	215	215	316	316
Other investments	285	368	320	456
Assets held in separate accounts	90,552	90,552	81,670	81,670
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$35,545	$45,576	$33,916	$41,035
Funding agreements with fixed maturities	796	795	877	877
Supplementary contracts, immediate annuities and other	912	800	821	872
Derivatives:
Guaranteed benefit derivatives(2)	99	99	60	60
Other derivatives	387	387	403	403
Short-term debt	1	1	1	1
Long-term debt	3,044	3,043	3,042	3,418
Embedded derivative on reinsurance	163	163	100	100
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(2) Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments related to businesses held for sale as of the dates indicated:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$14,003	$14,003	$12,470	$12,470
Equity securities	5	5	35	35
Mortgage loans on real estate	1,242	1,372	1,319	1,405
Policy loans	999	999	1,005	1,005
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	422	422	533	533
Derivatives	443	443	305	305
Other investments	368	368	42	42
Assets held in separate accounts	1,625	1,625	1,485	1,485
Liabilities:
Investment contract liabilities:
Funding agreements with fixed maturities	$1,010	$1,009	$927	$923
Supplementary contracts, immediate annuities and other	119	98	97	104
Notes Payable	219	266	252	320
Derivatives:
Guaranteed benefit derivatives - IUL	308	308	217	217
Embedded derivative on reinsurance	98	98	75	75

The following table presents the classifications of financial instruments which are not carried at fair value on the Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2
Notes Payable	Level 2

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2018	$1,918	$556		$2,474
Deferrals of commissions and expenses	103	9		112
Amortization:
Amortization, excluding unlocking	(238)	(103)		(341)
Unlocking(1)	(64)	(10)		(74)
Interest accrued	125	58	(2)	183
Net amortization included in Consolidated Statements of Operations	(177)	(55)		(232)
Change in unrealized capital gains/losses on available-for-sale securities	301	308		609
Balance at December 31, 2018	2,145	818		2,963
Deferrals of commissions and expenses	95	8		103
Amortization:
Amortization, excluding unlocking	(301)	(134)		(435)
Unlocking(1)	27	48		75
Interest accrued	122	56	(2)	178
Net amortization included in Consolidated Statements of Operations	(152)	(30)		(182)
Change in unrealized capital gains/losses on available-for-sale securities	(326)	(332)		(658)
Balance as of December 31, 2019	1,762	464		2,226
Impact of ASU 2016-13	3	—		3
Deferrals of commissions and expenses	104	6		110
Amortization:
Amortization, excluding unlocking	(265)	(108)		(373)
Unlocking(1)	(27)	(118)		(145)
Interest accrued	118	48	(2)	166
Net amortization included in Consolidated Statements of Operations	(174)	(178)		(352)
Change in unrealized capital gains/losses on available-for-sale securities	(255)	(222)		(477)
Balance as of December 31, 2020	$1,440	$70		$1,510
(1)    Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. Unlocking for 2018 includes unfavorable amounts associated with an update to assumptions related to customer consents of changes to guaranteed minimum interest rate provisions. The 2018 amounts were $25 and $26 for DAC and VOBA, respectively. There was no loss recognition for DAC and VOBA during 2020, 2019 and 2018.
(2)    Interest accrued at the following rates for VOBA: 3.5% to 7.2% during 2020, and 3.5% to 7.4% during 2019 and 2018.

The estimated amount of VOBA amortization expense, net of interest, during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2021	$58
2022	54
2023	50
2024	45
2025	42

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

7.    Reserves for Future Policy Benefits and Contract Owner Account Balances

Future policy benefits and contract owner account balances were as follows as of December 31, 2020 and 2019:

	2020	2019
Future policy benefits:
Individual and group life insurance contracts	$2,521	$2,982
Product guarantees on universal life and deferred annuity contracts, and payout contracts with life contingencies	6,826	6,141
Accident and health	864	830
Total	$10,211	$9,953

Contract owner account balances:
Universal life-type contracts	$5,083	$5,300
Fixed annuities and payout contracts without life contingencies	36,536	34,746
Funding agreements and other	795	877
Total	$42,414	$40,923
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

In addition, the Company’s Stabilizer and MCG products have guaranteed credited rates. Credited rates are set either quarterly or annually. Most contracts have a zero percent minimum credited rate guarantee, although some contracts have minimum credited rate guarantees up to 1% and allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. The fair value is estimated using the income approach.

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

The liabilities for UL contracts are recorded in the general account. The liabilities for VUL contracts are recorded in separate account liabilities. The separate account liabilities may include more than one type of guarantee. These liabilities are subject to the requirements for additional reserve liabilities which are recorded on the Consolidated Balance Sheets in Future policy benefits and Contract owner account balances.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The paid and incurred amounts were as follows for the years ended December 31, 2020, 2019 and 2018:

	Continuing Operations (4)
	UL and VUL(1)	Stabilizer and MCGs(2)	Other(3)
Separate account liability at December 31, 2020	$317	$46,059	$2,008
Separate account liability at December 31, 2019	$295	$39,235	$1,486
Additional liability balance:
Balance at January 1, 2018	$312	$97	44
Incurred guaranteed benefits	193	(92)	2
Paid guaranteed benefits	(157)	—	(2)
Balance at December 31, 2018	348	5	44
Incurred guaranteed benefits	209	17	(9)
Paid guaranteed benefits	(163)	—	—
Balance at December 31, 2019	394	22	35
Incurred guaranteed benefits	274	31	3
Paid guaranteed benefits	(207)	—	2
Balance at December 31, 2020	$461	$53	$40
(1) The additional liability balances as of December 31, 2020, 2019, 2018 and as of January 1, 2018 are presented net of reinsurance of $1,079, $1,005, $899 and 906, respectively.
(2) The Separate account liability at December 31, 2020 and 2019 includes $37.6 billion and $31.9 billion, respectively, of externally managed assets, which are not reported on the Company's Consolidated Balance Sheets.
(3) Includes GMDB/GMWBL/GMIB.
(4) Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction.

The net amount at risk for the secondary guarantees is equal to the current death benefit in excess of the account values. The general and separate account values, net amount at risk, net of reinsurance and the weighted average attained age of contract owners by type of minimum guaranteed benefit for UL and VUL contracts were as follows as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Continuing Operations:(1) (2)	Secondary Guarantees	Secondary Guarantees
UL and VUL Contracts:
Account value (general and separate account)	$1,333	$1,397
Net amount at risk, net of reinsurance	3,775	3,978
Weighted average attained age	73	72
(1) Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction.
(2) There were no Paid-up Guarantees as of December 31, 2020 and 2019.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Account balances of contracts with guarantees invested in variable separate accounts were as follows as of December 31, 2020 and 2019:

	Continuing Operations (1)
	December 31, 2020	December 31, 2019
Equity securities (including mutual funds):
Equity funds	$2,000	$1,904
Bond funds	190	184
Balanced funds	341	329
Money market funds	49	46
Other	10	10
Total	$2,590	$2,473
(1)Includes amounts related to businesses to be exited via reinsurance associated with the Individual Life Transaction.

In addition, the aggregate fair value of fixed income securities supporting separate accounts with Stabilizer benefits as of December 31, 2020 and 2019 was $8.4 billion and $7.4 billion, respectively.

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

Information regarding the effect of reinsurance on the Consolidated Balance Sheets is as follows as of the periods indicated:

	December 31, 2020
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$145	$10	$(92)	$63
Reinsurance recoverable, net of allowance for credit losses	—	—	3,494	3,494
Total	$145	$10	$3,402	$3,557

Liabilities
Future policy benefits and contract owner account balances	$51,569	$1,056	$(3,494)	$49,131
Liability for funds withheld under reinsurance agreements	138	—	—	138
Total	$51,707	$1,056	$(3,494)	$49,269

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2019
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$125	$12	$(87)	$50
Reinsurance recoverable	—	—	3,682	3,682
Total	$125	$12	$3,595	$3,732

Liabilities
Future policy benefits and contract owner account balances	$49,765	$1,111	$(3,682)	$47,194
Liability for funds withheld under reinsurance agreements	88	—	—	88
Total	$49,853	$1,111	$(3,682)	$47,282

Information regarding the effect of reinsurance on the Consolidated Statement of Operations is as follows for the periods indicated:

	Year ended December 31,
	2020	2019	2018
Premiums:
Direct premiums	$2,897	$2,759	$2,602
Reinsurance assumed	675	827	956
Reinsurance ceded	(1,156)	(1,313)	(1,426)
Net premiums	$2,416	$2,273	$2,132

Fee income:
Gross fee income	$2,027	$1,970	$1,983
Reinsurance ceded	(1)	(1)	(1)
Net fee income	$2,026	$1,969	$1,982

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$4,610	$4,186	$3,923
Reinsurance assumed	337	9	554
Reinsurance ceded(1)	(846)	(445)	(940)
Net interest credited and other benefits to contract owners / policyholders	$4,101	$3,750	$3,537
(1) Includes $244, $232 and $216 for amounts paid to reinsurers in connection with the Company's UL contracts for the years ended December 31, 2020, 2019 and 2018, respectively.

Effective October 1, 1998, the Company disposed of a block of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln National Corporation ("Lincoln") for $1.0 billion. Under the agreement, Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction. Of the Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets, $1.2 billion and $1.3 billion as of December 31, 2020 and 2019, respectively, is related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Pursuant to the terms of the 2018 MTA disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to the accompanying Consolidated Financial Statements, the Company, through one of its subsidiaries, assumed, under coinsurance and modified coinsurance agreements, certain individual life and deferred annuity policies from VIAC. Upon the consummation of the agreements, the Company recognized no gain or loss in the Consolidated Statements of Operations. As of December 31, 2020 and 2019, assumed reserves related to these agreements were $742 and $782, respectively.

Pursuant to the terms of the Resolution MTA and the Individual Life transaction closed on January 4, 2021, SLD, no longer a subsidiary of the Company, entered into reinsurance agreements with RLI, RLNY, and VRIAC. Pursuant to these agreements, RLI and VRIAC reinsured to SLD a 100% quota share, and RLNY reinsured to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC remain subsidiaries of the Company. Refer to the Business Held for Sale and Discontinued Operations Note to these Consolidated Financial Statements.

10.    Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. As of December 31, 2020 and 2019, the Company had $48 in goodwill which was related to the Investment Management and Retirement segments. There is no accumulated impairment balance associated with goodwill. The Company performs a goodwill impairment analysis annually as of October 1 and more frequently if facts and circumstances indicate that goodwill may be impaired.

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	December 31, 2020			December 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management contract rights	20 years	$550	$550	$—	$550	$532	$18
Customer relationship lists	20 years	120	97	23	120	91	29
Computer software	3 years	448	395	53	410	370	40
Total intangible assets		$1,118	$1,042	$76	$1,080	$993	$87

Amortization expense related to intangible assets was $55, $60 and $61 for the years ended December 31, 2020, 2019 and 2018, respectively.

The estimated amortization of intangible assets are as follows:

Year	Amount
2021	$33
2022	22
2023	9
2024	4
2025	3
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

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan"), the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan") and the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (the "2019 Omnibus Plan") (together, the "Omnibus Plans"). As of December 31, 2020, common stock reserved and available for issuance under the 2013 Omnibus Plan was 347,663 shares. The 2013 Omnibus Plan is no longer actively used for new grants of equity-based compensation awards.

The 2014 Omnibus Plan was adopted by the Company's Board of Directors and approved by shareholders in 2014, and has substantially the same terms as the 2013 Omnibus Plan, except for certain changes intended to allow certain performance-based compensation awards to comply with the criteria for tax deductibility set forth in Section 162(m) of the Internal Revenue Code. The 2014 Omnibus Plan provides for 17,800,000 shares of common stock to be available for issuance as equity-based compensation awards. As of December 31, 2020, common stock reserved and available for issuance under the 2014 Omnibus Plan was 3,337,319 shares.

The 2019 Omnibus Plan was adopted by the Company's Board of Directors and approved by shareholders in 2019. The 2019 Omnibus Plan provides for 11,700,000 shares of common stock to be available for issuance as equity-based compensation awards, subject to other provisions of the plan for replacement of shares and adjustments. As of December 31, 2020, common stock reserved and available for issuance under the 2019 Omnibus Plan was 10,610,903 shares.

The Omnibus Plans each permit the granting of a wide range of equity-based awards, including RSUs, which represent the right to receive a number of shares of Company common stock upon vesting; restricted stock, which are shares of Company stock that are issued subject to sale and transfer restrictions until the vesting conditions are met; PSUs, which are RSUs subject to certain performance-based vesting conditions, and under which the number of shares of common stock delivered upon vesting varies with the level of achievement of performance criteria; and stock options. Grants of equity-based awards under the Omnibus Plans are approved in advance by the Compensation and Benefits Committee (the "Committee") of the Board of Directors of the Company, and are subject to such terms and conditions as the Committee may determine, including in respect of vesting and forfeiture, subject to certain limitations provided in the Omnibus Plans. Equity-based awards under the Omnibus Plans may carry dividend equivalent rights, pursuant to which notional dividends accumulate on unvested equity awards and are paid, in cash, upon vesting. Except for stock option awards made during 2015 and 2019, awards made under the Omnibus Plans, to date, have included dividend equivalent rights. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met.

During each of the years ended December 31, 2020, 2019 and 2018 the Company awarded RSUs and PSUs to its employees under the Omnibus Plans. The PSU awards entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives are determined and approved by the Committee. Except under certain termination conditions, RSUs and PSUs generally vest no earlier than one year from the date of the award and no later than three years from the date of the award. In the case of retirement (eligibility for which is based on the employee's age and years of service as provided in the relevant award agreement), awards vest in full, but subject to the satisfaction of any applicable performance criteria.

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

During the years ended December 31, 2020, 2019, and 2018, the Company granted 26,886, 18,571 and 22,637 RSUs, respectively, to certain of its non-employee directors. The awards granted vest in full on the first anniversary of the grant date, however, for awards granted prior to 2020, no shares are delivered in connection with the RSUs until such time as the director's service on the Board is terminated. For awards granted in 2020, shares can be delivered at vesting or at such time as the director's service on the Board is terminated.

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

The vesting of the 2019 Stock Options was contingent on the satisfaction of performance conditions on or before December 31, 2020; the Company assumed for purposes of the award's fair value that such conditions would be met in full on or prior to such date. As of December 31, 2020, all outstanding 2019 Stock Options had vested as the necessary performance conditions were satisfied. The Company utilized the simplified method for the expected term calculations. At the time of grant, the Company did not have historical exercises on which to base its own estimate. Additionally, exercise data relating to employees of comparable companies was not easily obtainable. Expected volatilities were based on the Company's life-to-date historical volatility. The contractual term for exercising the options is ten years.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The fair value of the TSR component of the PSU awards was estimated using a Monte Carlo simulation. The following is a summary of the significant assumptions used to calculate the fair value of the TSR component of the PSU awards granted during the periods indicated:

	2020	2019	2018
Expected volatility of the Company's common stock	25.02%	28.29%	28.58%
Average expected volatility of peer companies	23.60%	25.15%	26.76%
Expected term (in years)	2.86	2.86	2.86
Risk-free interest rate	1.35%	2.48%	2.40%
Expected dividend yield	—%	—%	—%
Average correlation coefficient of peer companies	62%	63%	67%

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
RSUs	$44	$45	$49
PSU awards	40	44	43
Stock options	4	8	5
Total	88	97	97
Income tax benefit	30	29	18
Share-based compensation	$58	$68	$79

The following table summarizes the unrecognized compensation cost and expected remaining weighted-average period of expense recognition as of December 31, 2020:

	RSUs	PSU Awards	Stock Options
Unrecognized compensation cost	$19	$29	$1
Expected remaining weighted-average period of expense recognition (in years)	1.8	1.6	0.7

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and Director Plan for the periods indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	1.9	$48.56	2.2	$48.85
Adjusted for PSU performance factor	N/A	N/A	0.4	42.27
Granted	0.7	62.74	0.7	61.86
Vested	(1.0)	47.30	(1.2)	42.54
Forfeited	(0.1)	54.46	(0.1)	54.17
Outstanding at December 31, 2020	1.5	$55.86	2.0	$55.48

Awards expected to vest as of December 31, 2020	1.5	$55.86	2.0	$55.48

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The weighted-average grant date fair value for RSU awards granted during the year ended December 31, 2020, 2019 and 2018 was $62.74, $50.15 and $50.55, respectively. The weighted-average grant date fair value for PSU awards granted during the years ended December 31, 2020, 2019 and 2018 was $61.86, $51.64 and $53.21, respectively. The total fair value of shares vested for the years ended December 31, 2020, 2019, and 2018 was $112, $124 and $99, respectively.

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	2.9		$41.93	7.07	$53.5
Granted	—		—
Exercised	(0.3)		37.60
Forfeited	—	*	45.04
Outstanding as of December 31, 2020	2.6		$42.29	6.16	$38.9
Vested, not exercisable, as of December 31, 2020	0.7		$50.03
Vested, exercisable, as of December 31, 2020	1.9		40.51	5.71	35.1
* Less than 0.1.

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $5, $12 and $5.

12.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2018	270.0	98.0	172.0
Common Shares issued	—	—	—
Common Shares acquired - share repurchase	—	22.8	(22.8)
Share-based compensation programs	2.4	0.6	1.8
Balance, December 31, 2018	272.4	121.4	151.0
Common Shares issued	0.1	—	0.1
Common Shares acquired - share repurchase	—	21.1	(21.1)
Share-based compensation programs	3.2	0.9	2.3
Treasury Stock retirement	(135.0)	(135.0)	—
Balance, December 31, 2019	140.7	8.4	132.3
Common Shares issued	0.1		0.1
Common Shares acquired - share repurchase	—	10.2	(10.2)
Share-based compensation programs	2.5	0.5	2.0
Treasury Stock retirement	—	—	—
Balance, December 31, 2020	143.3	19.1	124.2

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Dividends declared per share of Common Stock	$0.60	$0.32	$0.04

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
On October 31, 2019, the Board of Directors provided share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $800. On January 28, 2021, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $1 billion. The additional share repurchase authorization expires on March 31, 2022 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions for the year ended December 31, 2020 and December 31, 2019. The Company did not enter into any share repurchase agreements in 2018.

2020
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
December 28, 2020	$150	2,066,472	January 22, 2021	509,909	2,576,381

2019
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
January 3, 2019	250	5,059,449	April 4, 2019	290,765	5,350,214
April 9, 2019	236	3,593,453	June 4, 2019	879,199	4,472,652
June 19, 2019	200	2,963,512	August 6, 2019	695,566	3,659,078
December 19, 2019	200	2,591,093	February 26, 2020	727,368	3,318,461

On February 11, 2021, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $250 million of the Company's common stock. Pursuant to the agreement, the Company received initial delivery of 3,617,291 shares based on the closing market price of the Company's stock on February 11, 2021 of $55.29. This arrangement is scheduled to terminate no later than the end of the second quarter of 2021, at which time the Company will settle any positive or negative share balances based on the daily volume-weighted average price of the Company's common stock.

Subsequent to December 31, 2020, the Company repurchased 98,508 shares through open market transactions for an aggregate purchase price of $5 million.

The following table presents repurchases of our common stock through open market repurchases for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Shares of common stock	7,390,099	4,926,775	20,843,047
Payment	$366	250	$1,025

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

On December 28, 2020, the Company paid a quarterly dividend of $0.15 per share on its common stock. As a consequence, the exercise price of the warrants to purchase shares of common stock was adjusted to $47.97 per share of common stock and the number of shares of common stock for which each warrant is exercisable has been adjusted to 1.002458426. As of December 31, 2020, no warrants have been exercised.

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
As of December 31, 2020 and December 31, 2019, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Year Ended:	Per Share	Aggregate	Per Share	Aggregate
December 31, 2020	$61.25	$20	$53.50	$16
December 31, 2019	61.76	20	12.93	4

As of December 31, 2020, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

13.     Earnings per Common Share

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Year Ended December 31,
Earnings	2020	2019	2018
Net income (loss) available to common shareholders
Income (loss) from continuing operations	$370	$791	$482
Less: Preferred stock dividends	36	28	—
Less: Net income (loss) attributable to noncontrolling interest	157	50	145
Income (loss) from continuing operations available to common shareholders	177	713	337
Income (loss) from discontinued operations, net of tax	(419)	(1,101)	425
Net income (loss) available to common shareholders	$(242)	$(388)	$762

Weighted-average common shares outstanding
Basic	127.4	141.0	163.2
Dilutive Effects:(1)
Warrants	1.7	2.1	0.8
RSUs	0.9	1.4	1.7
PSU awards	1.4	1.9	1.9
Stock Options	0.5	0.6	0.6
Diluted	131.9	147.0	168.2

Basic(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.39	$5.06	$2.06
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(3.29)	$(7.81)	$2.60
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(1.90)	$(2.75)	$4.67
Diluted(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.34	$4.85	$2.00
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(3.18)	$(7.49)	$2.53
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(1.84)	$(2.64)	$4.53
(1) For the years ended December 31, 2020 and December 31, 2019, weighted average shares used for calculating earnings per share excludes the impact of forward contracts related to the share repurchase agreement entered into on December 28, 2020 and December 19, 2019, respectively, as the inclusion of these instruments would be antidilutive to the earnings per share calculation. For more information on the share repurchase agreement, see the Shareholders' Equity Note to these Consolidated Financial Statements.
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

The Company's Principal Insurance Subsidiaries are each required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of its respective state of domicile. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the insurance department of an insurance company's state of domicile, the entire amount or a portion of an insurance company's asset balance can be non-admitted based on the specific rules regarding admissibility. For the years ended December 31, 2020, 2019 and 2018, the Principal Insurance Subsidiaries have no prescribed or permitted practices that materially impact total capital and surplus.

Statutory Net income (loss) for the years ended December 31, 2020, 2019 and 2018 and statutory capital and surplus as of December 31, 2020 and 2019 of the Company's Principal Insurance Subsidiaries are as follows:

	Statutory Net Income (Loss)			Statutory Capital and Surplus
	2020	2019	2018	2020	2019
Subsidiary Name (State of Domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$299	$325	$377	$2,040	$2,005
Security Life of Denver Insurance Company (CO)	(47)	(226)	(62)	794	881
ReliaStar Life Insurance Company ("RLI") (MN)	205	35	101	1,596	1,536

All of the Company's Principal Insurance Subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements.

As of December 31, 2020, SLD had the following surplus notes outstanding to its affiliate SLDI Georgia Holdings, Inc. "(Georgia Holdings").

Issuance Date	Maturity	2020	2019
12/21/1994	4/15/2021	$20	$40
12/19/2000	4/15/2021	13	26
4/15/2017	4/15/2042	61	61
4/15/2018	4/15/2043	62	62
4/15/2019	4/15/2044	63	63

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

Under the insurance laws applicable to Voya Financial, Inc.'s insurance subsidiaries domiciled in Connecticut and Minnesota, an "extraordinary" dividend or distribution is defined as a dividend or distribution that, together with other dividends and

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of the preceding December 31, or (ii) the insurer's net gain from operations for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. Under Colorado insurance law, an "extraordinary dividend" or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's policyholder surplus as of the preceding December 31, or (ii) the insurer's net gain from operations for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. In addition, under the insurance laws of Connecticut and Minnesota, no dividend or other distribution exceeding an amount equal to a domestic insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval. The Company also has special purpose life reinsurance captive insurance company subsidiaries domiciled in Missouri that are collectively referred to as the Company's "Missouri captives" as well as captive reinsurance subsidiaries domiciled in Arizona that provide reinsurance to the Company's insurance subsidiaries for specific blocks of business. The Company's captive reinsurance subsidiaries domiciled in Arizona are referred to as the Company's "Arizona captives." The Company refers to its Missouri captives and its Arizona captives collectively as the Company's "captive reinsurance subsidiaries." The Company's Principal Insurance Subsidiary domiciled in Connecticut has created ordinary dividend capacity in 2020. However, as a result of the extraordinary dividends it paid in 2015, 2016 and 2017, together with statutory losses incurred in connection with the recapture and cession to one of the Company's Arizona captives of certain term life insurance business in the fourth quarter of 2016, the Company's Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus. In addition, primarily as a result of current federal income tax expense, stranded costs, and restructuring costs incurred during 2020, the Company's principal insurance subsidiary domiciled in Colorado has a net loss from operations for the twelve-month period ending the preceding December 31. Therefore, neither the Company's Minnesota nor Colorado Principal Insurance Subsidiaries have the capacity at this time to make ordinary dividend payments to Voya Holdings Inc. ("Voya Holdings"), a wholly owned subsidiary of Voya Financial, Inc., and cannot make an extraordinary dividend payment without domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

Principal Insurance Subsidiaries - Dividends and Return of Capital

The following table summarizes dividends permitted to be paid by the Company's Principal Insurance Subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval and dividends and extraordinary distributions paid by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Permitted without Approval		Dividends Paid		Extraordinary Distributions Paid
			Year Ended December 31,		Year Ended December 31,
	2021	2020	2020	2019	2020	2019
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company (CT)	$372	$295	$294	$396	$—	$—
ReliaStar Life Insurance Company (MN)	—	—	—	—	—	360

Captive Reinsurance Subsidiaries

Voya Financial, Inc.'s captive reinsurance subsidiaries, provide reinsurance to the Company's insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with NAIC Model Regulation XXX or Actuarial Guideline 38 ("AG38") and to fund certain statutory annuity reserve requirements. Each of the Company's Missouri captives is subjected to specific minimum capital requirements set forth in the insurance statutes of Missouri, and is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed in the Missouri insurance statutes or permitted by the Missouri insurance department. There are no prescribed practices material to the Missouri captive reinsurance subsidiaries, except that certain of these subsidiaries have included the value of LOCs and trust notes as admitted assets supporting the statutory reserves ceded to such subsidiaries. The effect of these prescribed practices was to increase statutory capital and surplus by $812 and $749 as of December 31, 2020 and 2019, respectively. The aggregate statutory capital and surplus, including the aforementioned prescribed practices, was $185 and $172 as of December 31, 2020 and 2019, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company's Arizona captives, SLDI and RRII, provided reinsurance to the Company's insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with NAIC Model Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements. Prior to the 2018 Transaction, disclosed in the Business Held for Sale and Discontinued Operations Note to these Consolidated Financial Statements, this included reinsurance to RRII of the living benefit guarantees under the Company's CBVA business. In conjunction with the 2018 Transaction, the reinsurance treaty assumed by RRII was recaptured in 2018. As of January 4, 2021, the Arizona captives were sold to Resolution Life US.

The Missouri captives may not declare or pay any dividends other than in accordance with their respective insurance reserve financing transaction agreements and their respective governing licensing orders. Likewise, the Company's Arizona captives may not declare or pay dividends other than in accordance with their annual capital and dividend plans as approved by the ADOI, which include minimum capital requirements. During 2020, RRII paid cash dividends of $0 to SLDI and SLDI paid cash dividends of $0 to the Company. Additionally, SLDI distributed 100% of the issued and outstanding common stock, of RRII, or $1.1 billion, to the Company, resulting in RRII becoming a direct wholly-owned subsidiary of the Company, effective December 30, 2020. During 2019, RRII paid cash dividends of $154 to SLDI and SLDI paid cash dividends of $228 to the Company.

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

The Company also offers deferred compensation plans for eligible employees, including eligible career agents and certain other individuals who meet the eligibility criteria. The Company’s deferred compensation commitment for employees is recorded on the Consolidated Balance Sheets in Other liabilities and totaled $350 and $314 as of December 31, 2020 and 2019, respectively.
Voya Financial, Inc.'s subsidiaries also provide other postretirement and post-employment benefits to certain employees. These are primarily postretirement healthcare and life insurance benefits to retired employees and other eligible dependents and post-employment/pre-retirement plans provided to employees and former employees. The Company's other postretirement benefit obligation and unfunded status totaled $18 and $18 as of December 31, 2020 and 2019, respectively. Additionally, net periodic benefit for other postretirement benefits totaled $1, $2 and $6 for the years ended December 31, 2020, 2019 and 2018, respectively.

Obligations, Funded Status and Net Periodic Benefit Costs

The Company's Retirement Plan was fully funded in compliance with Employee Retirement Income Security Act ("ERISA") guidelines as of December 31, 2018, which is tested annually subsequent to this filing. The following tables summarize a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets for the years ended

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

December 31, 2020 and 2019 and the discount rate and interest credit rate used in determining pension benefit obligations as of December 31, 2020 and 2019 as well as the funded status of the Company's Plans as of December 31, 2020 and 2019:

	2020	2019
Change in benefit obligation:
Benefit obligations, January 1	$2,410	$2,140
Service cost	24	24
Interest cost	79	92
Net actuarial (gains) losses (1)	189	259
Benefits paid	(106)	(106)
(Gain) loss recognized due to curtailment	—	1
Benefit obligations, December 31	2,596	2,410

Discount rate	2.67%	3.36%
Interest credit rate	2.80%	2.80%

Change in plan assets:
Fair value of plan net assets, January 1	1,960	1,605
Actual return on plan assets	312	376
Employer contributions	85	85
Benefits paid	(106)	(106)
Fair value of plan net assets, December 31	2,251	1,960
Unfunded status at end of year (2)	$(345)	$(450)
(1) Includes actuarial loss of $208 and $292 due to change in discount rate for the year ended December 31, 2020 and 2019, respectively. The discount rate decreased 0.69% during 2020 driven by a decrease in the 30-year Treasury and corporate AA yields. The discount rate decreased 1.1% during 2020 driven by a decrease in the 30-year Treasury and corporate AA yields.
(2) Funded status is not indicative of the Company's ability to pay ongoing pension benefits or of its obligation to fund retirement trusts. Required pension funding for qualified plans is determined in accordance with ERISA regulations.

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

The following table summarizes amounts related to the Plans recognized on the Consolidated Balance Sheets as of December 31, 2020 and 2019:

	2020	2019
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost	$(345)	$(450)
Net amount recognized	$(345)	$(450)

There were no amounts related to the Plans recognized in accumulated other comprehensive income as of December 31, 2020 and 2019.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes information for the Plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of December 31, 2020 and 2019:

	2020	2019
Projected benefit obligation	$2,596	$2,410
Accumulated benefit obligation	2,587	2,404
Fair value of plan assets	2,251	1,960

Components of Net Periodic Benefit Cost

The components of net periodic benefit costs recognized in Operating expenses in the Consolidated Statements of Operations, weighted-average assumptions used in determining net benefit cost of the Plans and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) related to the Plans were as follows for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Net Periodic (Benefit) Costs Recognized in Consolidated Statements of Operations:
Service cost	$24	$24	$25
Interest cost	79	92	86
Expected return on plan assets	(122)	(113)	(129)
Amortization of prior service cost (credit)	—	—	(9)
(Gain) loss recognized due to curtailment	—	1	—
Net (gain) loss recognition	(2)	(4)	50
Net periodic (benefit) costs	(21)	—	23

Discount rate	3.36%	4.37%	3.85%
Expected rate of return on plan assets	6.25%	6.75%	7.50%
Interest credit rate	3.25%	3.25%	3.25%

Other Changes in Plan Assets and Benefit Obligations Recognized in AOCI:
Amortization of prior service (credit) cost	—	—	9
(Credit) cost recognized due to curtailment	—	(1)	—
Total recognized in AOCI	—	(1)	9
Total recognized in net periodic (benefit) costs and AOCI	$(21)	$(1)	$32

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

The following table summarizes the Company's pension plan’s target allocation range and actual asset allocation by asset category as of December 31, 2020 and 2019:

	Actual Asset Allocation
	2020	2019
Equity securities:
Target allocation range	11%-29%	14%-40%
Total equity securities	27.8%	37.5%
Fixed maturities:
Target allocation range	63%-82%	54%-82%
U.S. Treasuries, short term investments, cash and futures	3.1%	5.4%
U.S. Government agencies and authorities	8.4%	5.0%
U.S. corporate, state and municipalities	53.1%	40.8%
Foreign securities	—%	3.3%
Total fixed maturities	64.6%	54.5%
Other investments:
Target allocation range	4%-8%	6%-14%
Total other investments	7.6%	8.0%
Total	100.0%	100.0%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets by asset class as of December 31, 2020:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Fixed maturities, short-term investments and cash:
Cash and cash equivalents	$19	$—	$—	$—	$19
Short-term investment fund(1)	—	—	—	48	48
U.S. Government securities	186	—	—	—	186
U.S. corporate, state and municipalities	—	1,157	15	—	1,172
Foreign securities	—	—	—	—	—
Other fixed maturities	—	—	—	—	—
Total fixed maturities	205	1,157	15	48	1,425

Equity securities:
Total equity securities(2)	79	307	—	274	660

Other investments:
Total other investments(3)	—	—	—	166	166
Total Assets	$284	$1,464	$15	$488	$2,251

Liabilities
Derivatives	$—	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—	$—

Net, total pension assets	$284	$1,464	$15	$488	$2,251
(1) This category includes common collective trust funds a short-term investment fund, which invests in a full range of high-quality, short-term money market securities. Participant's redemptions are processed by the following day.
(2)    Equity securities include two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $119 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $132 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Contributions and redemptions are conducted on a monthly basis as of the last business day of each month with notice required. at least six business days before the month-end. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds' maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.
(3) Other investments that use NAV to calculate fair value includes a real estate fund has a balance of $78 and is an actively managed core portfolio of equity real estate, whose. performance objective is to outperform the National Council of Real Estate investment Fiduciaries Open-End Diversified Core ("NFI_ODCE") index and to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period. Redemptions of All or a portion of an investor's units may be redeemed as of the end of a calendar quarter with at least 60 days notice. Other investments also includes a limited partnership with a balance of $88 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts. There are significant redemption restrictions in the limited partnership fund.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets by asset class as of December 31, 2019:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Fixed maturities, short term investments and cash:
Cash and cash equivalents	$14	$—	$—	$—	$14
Short-term investment fund(1)	—	—	—	98	98
U.S. Government securities	97	—	—	—	97
U.S. corporate, state and municipalities	—	782	14	—	796
Foreign securities	—	64	—	—	64
Other fixed maturities	—	1	—	—	1
Total fixed maturities	111	847	14	98	1,070

Equity securities:
Total equity securities(2)	115	358	—	260	733

Other investments:
Total other investments(3)	—	—	—	161	161
Total assets	$226	$1,205	$14	$519	$1,964

Liabilities
Derivatives	$4	$—	$—	$—	$4
Total Liabilities	$4	$—	$—	$—	$4

Net, total pension assets	$222	$1,205	$14	$519	$1,960
(1) See footnote 1 to previous table.
(2) Equity securities include two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $125 and Silchester has a fund balance of $110. See footnote 2 to previous table for further information.
(3) Other investments that use NAV to calculate fair value includes a real estate fund has a balance of $80 and a limited partnership with a balance of $81. See footnote 3 to previous table for further information.

Pension plan assets are categorized into a three-level fair value hierarchy based upon the inputs available in evaluating each of the assets. Certain investments are measured at fair value using the NAV per share as a practical expedient and have not been classified in the fair value hierarchy. The leveling hierarchy is applied to the pension plans assets as follows:
•Cash and cash equivalents: The carrying amounts for cash and cash equivalents reflect the assets' fair value. The fair values for cash and cash equivalents are determined based on quoted market prices and are classified as Level 1.
•Short-term Investment Funds: Short term investment funds are estimated at NAV. See footnote (1) in fair value hierarchy table above for a description of the fund's redemption policies.
•U.S. Government securities, corporate bonds and notes and foreign securities: Fair values for actively traded marketable bonds are determined based upon quoted market prices and are classified as Level 1 assets. Corporate bonds, ABS, U.S. agency bonds, and foreign securities use observable pricing method such as matrix pricing, market corroborated pricing or inputs such as yield curves and indices. These investments are classified as Level 2.
•Equity securities: Fair values for actively traded equity securities are based upon a quoted market price determined in an active market and are included in Level 1. Collective trust use observable pricing method such as matrix pricing, market corroborated pricing or inputs such as yield curves and indices. These investments are classified as Level 2. Commingled funds are estimated at NAV per share. See footnote (2) in fair value hierarchy table above for a description of the fund's redemption policies.
•Other investments: Other investments are estimated at NAV. See footnote (3) in fair value hierarchy table above for more information.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Expected Future Contributions and Benefit Payments

The following table summarizes the expected benefit payments for the Company's pension plans to be paid for the years indicated:

2021	$122
2022	127
2023	131
2024	131
2025	135
2026-2030	700
The Company expects that it will make a cash contribution of approximately $86 to the Plans in 2021.

Defined Contribution Plans

Certain of the Company’s subsidiaries sponsor defined contribution plans. The largest defined contribution plan is the Voya 401(k) Savings Plan (the "Savings Plan"). The assets of the Savings Plan are held in independently administered funds. Substantially all employees of the Company are eligible to participate, other than the Company’s agents. The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax basis. The Company matches such pretax contributions, up to a maximum of 6% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. These plans do not give rise to balance sheet provisions, other than relating to short-term timing differences included in Other liabilities. The amount of cost recognized for the defined contribution pension plans for the years ended December 31, 2020, 2019 and 2018 was $37, $35 and $35, respectively, and is recorded in Operating expenses in the Consolidated Statements of Operations.

16.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	December 31,
	2020	2019	2018
Fixed maturities, net of impairment	$8,613	$5,546	$1,074
Derivatives(1)	76	145	170
DAC/VOBA adjustment on available-for-sale securities	(2,071)	(1,498)	(380)
Premium deficiency reserve	(460)	(249)	(57)
Sales inducements and other intangibles adjustment on available-for-sale securities	(415)	(185)	(64)
Other	2	—	—
Unrealized capital gains (losses), before tax	5,745	3,759	743
Deferred income tax asset (liability)	(852)	(435)	(143)
Net unrealized capital gains (losses)	4,893	3,324	600
Pension and other postretirement benefits liability, net of tax	5	7	7
AOCI	$4,898	$3,331	$607
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of December 31, 2020, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $22.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	December 31, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$3,071		$(645)	$2,426
Other	2		—	2
Impairments	1		—	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	(4)		1	(3)
DAC/VOBA	(573)	(1)	120	(453)
Premium deficiency reserve	(211)		44	(167)
Sales inducements and other intangibles	(230)		48	(182)
Change in unrealized gains/(losses) on available-for-sale securities	2,056		(432)	1,624

Derivatives:
Derivatives	(45)	(2)	9	(36)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(24)		5	(19)
Change in unrealized gains/(losses) on derivatives	(69)		14	(55)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(3)	(3)	1	(2)
Change in pension and other postretirement benefits liability	(3)		1	(2)
Change in Accumulated other comprehensive income (loss)	$1,984		$(417)	$1,567
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$4,448		$(935)	$3,513
Other	—		—	—
Impairments	3		(1)	2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	21		(4)	17
DAC/VOBA	(1,118)	(1)	235	(883)
Premium deficiency reserve	(192)		40	(152)
Sales inducements	(121)		25	(96)
Change in unrealized gains/(losses) on available-for-sale securities	3,041		(640)	2,401

Derivatives:
Derivatives	—	(2)	—	—
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(25)		5	(20)
Change in unrealized gains/losses on derivatives	(25)		5	(20)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(4)	(3)	4	—
Change in pension and other postretirement benefits liability	(4)		4	—
Change in Accumulated other comprehensive income (loss)	$3,012		$(631)	$2,381
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2018
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(4,379)		$1,079	$(3,300)
Other	18		(8)	10
Impairments	32		(9)	23
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	70		(18)	52
DAC/VOBA	1,091	(1)	(255)	836
Premium deficiency reserve	133		(28)	105
Sales inducements	214		(59)	155
Change in unrealized gains/(losses) on available-for-sale securities	(2,821)		702	(2,119)

Derivatives:
Derivatives	69	(2)	(19)	50
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(26)		7	(19)
Change in unrealized gains/losses on derivatives	43		(12)	31

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(11)	(3)	3	(8)
Change in pension and other postretirement benefits liability	(11)		3	(8)
Change in Accumulated other comprehensive income (loss)	$(2,789)		$693	$(2,096)
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
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

17.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Current tax expense (benefit):
Federal	$(9)	$100	$122
State	—	1	(2)
Total current tax expense (benefit)	(9)	101	120
Deferred tax expense (benefit):
Federal	(12)	(321)	(81)
State	3	3	—
Total deferred tax expense (benefit)	(9)	(318)	(81)
Total income tax expense (benefit)	$(18)	$(217)	$39

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Income (loss) before income taxes	$352	$574	$521
Tax Rate	21.0%	21.0%	21.0%
Income tax expense (benefit) at federal statutory rate	74	121	109
Tax effect of:
Valuation allowance	(26)	(259)	(15)
Dividends received deduction	(39)	(37)	(49)
State tax expense (benefit)	16	1	10
Noncontrolling interest	(33)	(10)	(30)
Tax credits	(11)	(33)	—
Nondeductible expenses	1	1	4
Effect of Tax Reform	—	—	8
Other	—	(1)	2
Income tax expense (benefit)	$(18)	$(217)	$39
Effective tax rate	(5.1)%	(37.8)%	7.5%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities were as follows as of the dates indicated:

	December 31,
	2020	2019
Deferred tax assets
Federal and state loss carryforwards	$2,116	$2,122
Investments	57	189
Insurance reserves	98	—
Compensation and benefits	261	269
Deferred policy acquisition costs	45	—
Other assets	120	134
Total gross assets before valuation allowance	2,697	2,714
Less: Valuation allowance	353	379
Assets, net of valuation allowance	2,344	2,335

Deferred tax liabilities
Net unrealized investment gains	(1,151)	(769)
Insurance reserves	—	(40)
Deferred policy acquisition costs	—	(66)
Other liabilities	(7)	(11)
Total gross liabilities	(1,158)	(886)
Net deferred income tax asset (liability)	$1,186	$1,449

The following table sets forth the federal, state and capital loss carryforwards for tax purposes as of the dates indicated:

	December 31,
	2020		2019
Federal net operating loss carryforward	$9,453	(1)	$9,472
State net operating loss carryforward	2,825	(2)	2,849
Federal tax capital loss carryforward	17	(3)	17
Credit carryforward	86	(4)	73
(1) Approximately $5,869 of the net operating losses carryforwards ("NOL") not subject to expiration. $3,584 of the NOLs expire between 2021 and 2037.
(2) Approximately $365 of the NOLs not subject to expiration. $2,460 of the NOLs expire between 2021 and 2041.
(3) Expires between 2024 and 2025.
(4) Expires between 2022 and 2040.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, the Company had a total valuation allowance of $353 and $379, respectively. As of December 31, 2020 and 2019, $707 and $733, respectively, of this valuation allowance was allocated to continuing operations, and $(354) and $(354) allocated to Other comprehensive income (loss) related to realized and unrealized capital losses, respectively.

Pursuant to U.S. GAAP, we do not specifically identify the valuation allowance with individual categories. However, we estimate that balances of approximately $183 million as of December 31, 2020 and $189 million as of December 31, 2019 were related to federal net operating and capital losses. The remaining balances were attributable to various items, including state taxes and other deferred tax assets.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the year ended December 31, 2020, the decrease in the valuation allowance was $26, all of which was allocated to continuing operations. The change was a result of a decrease of certain state and capital deferred tax assets subject to a valuation allowance.

For the year ended December 31, 2019, we determined that it was more likely than not that $259, of additional deferred tax asset would be realized. As a result, we recorded a valuation allowance release of $259, all of which was allocated to continuing operations.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits were as follows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$32	$33	$37
Additions for tax positions related to current year	1	1	2
Additions for tax positions related to prior years	—	—	1
Reductions for tax positions related to prior years	—	(2)	(1)
Reductions for settlements with taxing authorities	—	—	(6)
Reductions for expiring statutes	—	—	—
Balance at end of period	$33	$32	$33
The Company had $1, $1, and $1 of unrecognized tax benefits as of December 31, 2020, 2019 and 2018, respectively, which would affect the Company's effective rate if recognized.

Interest and Penalties

The Company recognizes interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of gross accrued interest and penalties on the Company's Consolidated Balance Sheets as of December 31, 2020 and 2019 were immaterial. The Company recognized no gross interest (benefit) related to unrecognized tax in its Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018.

The timing of the payment of the remaining accrued interest and penalties cannot be reasonably estimated.

Tax Regulatory Matters

For the tax years 2018 through 2020, Voya Financial, Inc. participated in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. The IRS finalized the audit of Voya Financial, Inc. for the period ended December 31, 2018. For the periods ended December 31, 2019 and December 31, 2020, the IRS has determined that Voya Financial, Inc. would be in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS does not intend to conduct any review or provide any letters of assurance for the tax year.

Tax Legislative Matters

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which became effective on March 27, 2020, and the Consolidated Appropriations Act, which became effective on December 27, 2020, have not had any material impact on corporate income taxes.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

18.    Financing Agreements

Short-term Debt

As of December 31, 2020 and 2019, the Company had $1, respectively, of short-term borrowings outstanding consisting entirely of the current portion of long-term debt.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of December 31, 2020 and 2019:

	Issuer	Maturity	2020	2019
3.125% Senior Notes, due 2024(2)(3)	Voya Financial, Inc.	07/15/2024	398	397
3.65% Senior Notes, due 2026(2)(3)	Voya Financial, Inc.	06/15/2026	497	496
5.7% Senior Notes, due 2043(2)(3)	Voya Financial, Inc.	07/15/2043	395	395
4.8% Senior Notes, due 2046(2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048(4)	Voya Financial, Inc.	01/23/2048	345	345
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053(4)	Voya Financial, Inc.	05/15/2053	739	739
7.25% Voya Holdings Inc. debentures, due 2023(1)	Voya Holdings Inc.	08/15/2023	139	139
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings Inc.	08/15/2026	138	138
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	14	14
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	4	4
Subtotal			3,045	3,043
Less: Current portion of long-term debt			1	1
Total			$3,044	$3,042
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.
(4) See the Junior Subordinated Notes section below.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

The aggregate amounts of future principal payments of long-term debt issued by the Company at December 31, 2020 for the next five years and thereafter are $1 in 2021, $1 in 2022, $141 in 2023, $400 in 2024, $1 in 2025 and $2,531 thereafter.

The aggregate amounts of future principal payments of long-term debt issued by Voya Financial, Inc. at December 31, 2020 for the next five years and thereafter are $0 in 2021, $0 in 2022, $0 in 2023, $400 in 2024, $0 in 2025 and $2,300 thereafter.

Loss on Debt Extinguishment

The Company did not incur any loss on debt extinguishment during the year ended December 31, 2020. The Company incurred a loss on debt extinguishment of $9 and $40 for the years ended December 31, 2019 and 2018, respectively, which was recorded in Interest expense in the Consolidated Statements of Operations.

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

On February 24, 2021, the Company repurchased $21 and $53 par value of its 3.125% Senior Notes, due 2024 and 3.65% Senior Notes, due 2026, respectively, for $22 and $60, respectively, on the open market.

Junior Subordinated Notes

Outstanding junior subordinated notes were as follows as of December 31, 2020:

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

If the Company fails to meet these obligations to ING Group, the Company has agreed to pay a prescribed quarterly fee of 1.25% per quarter to ING Group based on the outstanding principal amount of Aetna Notes for which provision has not been made, in excess of the limits set forth above.

As of December 31, 2020 and 2019, the outstanding principal amounts of the Aetna Notes were $358, respectively. As of December 31, 2020 and 2019, the amounts of collateral required to avoid the payment of a fee to ING Group were $358, respectively. As of December 31, 2020 and 2019, the collateral balance was $373 and $372, respectively.

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

Credit Facilities

The Company uses credit facilities to provide collateral required primarily under its affiliated reinsurance transactions with captive insurance subsidiaries. Total fees associated with credit facilities for the years ended 2020, 2019 and 2018 were $29, $31 and $37, respectively.

The following table outlines the Company's credit facilities as of December 31, 2020:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.	Unsecured	Committed	11/01/2024	$500	$—	$500
Voya Financial, Inc. / Security Life of Denver International Limited (1)	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / Security Life of Denver International Limited (1)	Unsecured	Committed	07/01/2037	1,725	1,691	34
Voya Financial, Inc. (2)	Unsecured	Committed	02/11/2022	300	300	—
Voya Financial, Inc.	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. / Roaring River LLC (1)(3)	Unsecured	Committed	10/01/2025	425	419	6
Voya Financial, Inc. / Roaring River IV, LLC (1)	Unsecured	Committed	12/31/2028	565	393	172
Voya Financial, Inc./ Security Life of Denver International Limited (1)(2)	Unsecured	Uncommitted	12/31/2021	300	74	—
Voya Financial, Inc. (1)(2)	Unsecured	Committed	12/09/2024	300	264	36
Total				$4,600	$3,617	$748
(1) These facilities terminated as a result of the sale of SLD and SLDI to Resolution. Fees associated with these facilities for the years ended December 31, 2020, 2019 and 2018 were $27 million, respectively.
(2) In December 2019 and January 2020, these facilities were amended to include terms which require us to maintain a minimum net worth of $6.15 billion. The minimum net worth may increase upon any future equity issuances by us.
(3) This facility is associated with a total return swap between Voya Financial, Inc. and the lender. As of December 31, 2020, we did not meet the net worth requirement pursuant to the swap agreements. This matter was resolved on January 4, 2021 with the cancellation of the facility agreement and the return of the letter of credit.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Senior Unsecured Credit Facility

As of December 31, 2020, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 of committed capacity for issuing letters of credit and the full $500 may be utilized for direct borrowings. As of December 31, 2020, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $6.15 billion, which may increase upon any future equity issuances by the Company.

19.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2030. The Company also has currently one finance lease associated with a service contract.

For the years ended December 31, 2020, 2019 and 2018, rent expense for leases was $35, $30 and $29, respectively. Payments under the finance leases were $22. The future net minimum payments under non-cancelable leases are as follows as of December 31, 2020:

	Operating Leases	Finance Leases
2021	31	26
2022	31	26
2023	25	2
2024	23	—
2025	11	—
Thereafter	30	—
Total undiscounted lease payments	151	54
Less: Imputed interest	(4)	(1)
Total Lease liabilities	$147	$53

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

As of December 31, 2020, the Company had off-balance sheet commitments to acquire mortgage loans of $62 and purchase limited partnerships and private placement investments of $948, of which $259 related to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed on the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Consolidated Balance Sheets, to be $1 and $1 as of December 31, 2020 and 2019, respectively. The Company has also recorded an asset, in Other assets on the Consolidated Balance Sheets of $13 and $14 as of December 31, 2020 and 2019, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The components of the fair value of the restricted assets were as follows as of December 31, 2020 and 2019:

	2020	2019
Fixed maturity collateral pledged to FHLB(1)	$1,386	$1,211
FHLB restricted stock(2)	54	55
Other fixed maturities-state deposits	47	48
Cash & cash equivalents	15	12
Securities pledged(3)	449	1,408
Total restricted assets	$1,951	$2,734
(1)Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(2)Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $197 and $1,159 as of December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020 and 2019, the Company delivered securities as collateral of $170 and $183 and repurchase agreements of $82 and $66, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston, and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2020 and 2019, the Company had $795 and $877, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, assets with a market value of approximately $1,386 and $1,211, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets. Additionally, at December 31, 2020, SLD was a member of FHLB of Topeka. The related non-putable funding agreements and the assets pledged are reflected in Liabilities and Assets held for sale, respectively on the Consolidated Balance Sheets.

Subsequent to December 31, 2020, the Company issued an additional $405 of funding agreements to the FHLB and pledged additional assets of $131 as required collateral. We posted $389 of collateral at December 31, 2020 in anticipation of the additional funding agreements to be issued.

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

As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

investigations of the products and practices of the Company or the financial services industry. Such matters include an SEC inquiry into mutual fund share classes offered by Voya’s investment advisor subsidiary involving issues similar to those under the SEC’s Share Class Selection Disclosure Initiative where the SEC has been examining the subsidiary’s receipt of 12b1 fees and other revenue in relation to the accuracy and adequacy of its disclosures. It is the practice of the Company to cooperate fully in these matters, and Voya’s investment advisor subsidiary entered into a settlement for $22.9 with the SEC on December 21, 2020.

While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters, excluding the SEC matter referenced immediately above, nor potential liabilities associated with other loss contingencies, are likely to have such an effect. However, given the large and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company's litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company's results of operations or cash flows in a particular quarterly or annual period.

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25.

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

Cost of insurance litigation for the Company also includes Advance Trust & Life Escrow Services, LTA v. Security Life of Denver (USDC District of Colorado, No. 1:18-cv-01897) (filed July 26, 2018), a putative class action in which Plaintiff alleges that two specific types of universal life insurance policies only permitted the Company to rely upon the policyholder’s expected future mortality experience to establish and increase the cost of insurance, but the Company instead relied upon other, non-

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

disclosed factors not only in the administration of the policies over time, but also in the decision to increase insurance costs beginning in approximately October 2015. Plaintiff alleges a breach of contract and seeks class certification. The Company denies the allegations in the complaint, believes the complaint to be without merit, and intends to defend the lawsuit vigorously.

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

As of December 31, 2020, approximately $89 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

20.    Consolidated and Nonconsolidated Investment Entities

The Company holds variable interests in certain investment entities in the form of debt or equity investments, as well as the right to receive management fees, performance fees, and carried interest. The Company consolidates certain entities under the VIE guidance when it is determined that the Company is the primary beneficiary. Alternatively, certain entities are consolidated under the VOE guidance when control is obtained through voting rights. Refer to the Consolidated Balance Sheets for the assets and liabilities of the Company's consolidated investment entities.

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $233 and $279 on a continuing basis as of December 31, 2020 and 2019, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 3 CLOs as of December 31, 2020 and 2019.

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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 12 funds, which were structured as partnerships, as of December 31, 2020 and 2019.

Registered Investment Companies

The Company deconsolidated one sponsored investment fund accounted for as a VOE as of December 31, 2020, because it is no longer the majority investor in the fund, and as such, does not have a controlling financial interest in the fund. The Company consolidated one sponsored investment fund accounted for as a VOE as of December 31, 2019, because it was the majority investor in the fund, and as such, had a controlling financial interest in the fund.

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

The methodology for measuring the fair value of financial assets and liabilities of consolidated investment entities, and the classification of these measurements in the fair value hierarchy is consistent with the methodology and classification applied by the Company to its investment portfolio, as discussed within the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Consolidated Financial Statements.

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

Cash and Cash Equivalents

The carrying amounts for cash reflect the assets’ fair values. The fair value for cash equivalents is determined based on quoted market prices and classified as Level 1.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2021 and 2030, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.0%. As of December 31, 2020 and 2019, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $20 and $18, respectively. Less than 1.0% of the collateral assets were in default as of December 31, 2020 and 2019.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR or EURIBOR plus a pre-defined spread, which varies from 0.5% for the more senior tranches to 8.5% for the more subordinated tranches. CLO notes mature in 2026, 2031 and 2034, and have a weighted average maturity of 10 years as of December 31, 2020. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of December 31, 2020 and 2019, certain private equity funds maintained term loans and revolving lines of credit of $647 and $669, respectively. The term loans renew every three years and the revolving lines of credit renew annually; all loans bear interest at LIBOR/EURIBOR plus 150 - 200 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of December 31, 2020 and 2019, outstanding borrowings amount to $491 and $602, respectively.

On March 30, 2020, Pomona Investment Fund terminated its three-year revolving credit agreement with Credit Suisse and entered into a five-year revolving credit agreement with Barclays Bank Plc. The loan bore interest at LIBOR plus 285 bps and had a commitment fee of 85 bps until its deconsolidation in the second quarter of 2020.

The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2020:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$221	$—	$—	$—	$221
Corporate loans, at fair value using the fair value option	—	805	—	—	805
Limited partnerships/corporations, at fair value	—	—	—	1,724	1,724
Total assets, at fair value	$221	$805	$—	$1,724	$2,750
Liabilities
CLO notes, at fair value using the fair value option	$—	$783	$—	$—	$783
Total liabilities, at fair value	$—	$783	$—	$—	$783

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2019:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$68	$—	$—	$—	$68
Corporate loans, at fair value using the fair value option	—	513	—	—	513
Limited partnerships/corporations, at fair value	—	—	—	1,632	1,632
Total assets, at fair value	$68	$513	$—	$1,632	$2,213
Liabilities
CLO notes, at fair value using the fair value option	$—	$474	$—	$—	$474
Total liabilities, at fair value	$—	$474	$—	$—	$474

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the years ended December 31, 2020 and 2019, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Deconsolidation of Certain Investment Entities

In the second quarter of 2020, the Company determined its interest in the Pomona Investment Fund was less than a majority of the fund's NAV and therefore did not represent a controlling financial interest. The Company's ownership interest in this fund continued to decline as new investors invested in the fund resulting in the ownership interest falling below requirements for continued consolidation in our Consolidated Financial Statements.

In 2019, the Company determined it was no longer the primary beneficiary of previously consolidated CLOs due to a reduction in the Company’s investment in relation to the CLOs' equity. This caused a reduction in the Company's obligation to absorb losses and rights to receive benefits of the CLO that could potentially be significant to the CLO. As a result of these determinations, the Company deconsolidated one investment entity during the years ended December 31, 2020 and December 31, 2019.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and limited partnerships that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of December 31, 2020 and December 31, 2019, the Company held $405 and $377 carrying amounts and ownership interests, respectively, in unconsolidated CLOs on a continuing basis, which also represent the Company's maximum exposure to loss.

LPs

As of December 31, 2020 and December 31, 2019, the Company held $1,476 and $1,290 carrying amounts and ownership interests, respectively, in unconsolidated limited partnerships on a continuing basis, which also represent the Company's maximum exposure to loss.

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

21.    Restructuring

Organizational Restructuring

As a result of the closing of the 2018 Transaction, the decision to cease new sales following the strategic review of the Company’s Individual Life business, additional cost savings targets announced in November 2018, and the Individual Life Transaction, the Company has undertaken restructuring efforts to execute the 2018 and Individual Life Transaction, reduce stranded expenses, as well as improve operational efficiency, strengthen technology capabilities and centralize certain sales, operations and investment management activities ("Organizational Restructuring"). The initiatives associated with the closing of the 2018 Transaction and the decision to cease new sales following the strategic review of the Company’s Individual Life Business concluded during 2019. Substantially all initiatives associated with additional cost savings targets announced in November 2018 concluded during 2020. See below for further description of restructuring activities related to the Individual Life Transaction.

These activities have resulted in recognition of severance and organizational transition costs that are reflected in both continuing operations and discontinued operations. Amounts reflected in continuing operations are reported in Operating expenses in the Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments.

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Years Ended December 31,			Cumulative Amounts Incurred to Date
	2020	2019	2018
Severance benefits	$3	$39	$15	$61
Organizational transition costs	122	162	40	324
Total restructuring expenses	$125	$201	$55	$385
Continuing operations	$70	$201	$49	$320
Discontinued operations	$55	$—	$6	$65

Total restructuring expenses reflected in the table above include expenses related to the Individual Life transaction of $78 for the year ended December 31, 2020, a substantial portion of which is included in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations. The aggregate amount of Organizational Restructuring expenses incurred in 2019 and 2020, excluding restructuring efforts resulting from the Individual Life Transaction, was $248. These costs include severance, organizational transition costs incurred to reorganize operations and other costs such as contract terminations and asset write-offs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the accrued liability associated with Organizational Restructuring expenses as of December 31, 2020:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2020	$30	$25	$55
Provision	3	121	124
Payments	(12)	(113)	(125)
Accrued liability as of December 31, 2020	$21	$33	$54

Pursuant to the Individual Life Transaction, the Company has or will divest or dissolve four regulated insurance entities, including its life companies domiciled in Colorado and Indiana, and captive entities domiciled in Arizona. The Company has also divested Voya America Equities LLC, a regulated broker-dealer, and transferred or ceased usage of a substantial number of administrative systems. The Company will undertake further restructuring efforts to reduce stranded expenses associated with its Individual Life business as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly related to the disposition beyond 2020, of $75 - $125, in addition to the $78 incurred for the year December 31, 2020. Refer to the Business Held for Sale and Discontinued Operations Note to these Consolidated Financial statements for further information.

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
Total 2016 Restructuring expenses are reflected in Operating expenses in the Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments. 2016 Restructuring expense, pre-tax, incurred was immaterial for the year ended December 31, 2020. 2016 Restructuring expense, pre-tax, incurred was $8 and $30 for the years ended December 31, 2019 and 2018, respectively.

22.    Segments

On January 4, 2021, the Company completed a series of transactions pursuant to the Resolution MTA entered into on December 18, 2019 with Resolution Life US to sell several of its subsidiaries and the related Individual Life and fixed and variable annuities businesses within these subsidiaries. Additionally, on June 1, 2018, the Company consummated a series of transactions pursuant to a MTA (the "2018 MTA") to sell substantially all of its fixed and fixed indexed annuities businesses. See the Business Held for Sale and Discontinued Operations Note to these Consolidated Financial Statements. The Company revised prior period information to conform to current period presentation.

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

The Company includes in Corporate the following corporate and business activities:
•corporate operations, corporate level assets and financial obligations; financing and interest expenses; dividend payments made to preferred shareholders; stranded costs and other items not allocated or directly related to the Company's segments, including items such as expenses of its Organizational Restructuring and 2016 Restructuring programs described in the Restructuring Note of these Consolidated Financial Statements, certain expenses and liabilities of employee benefit plans, certain adjustments to short-term and long-term incentive accruals and intercompany eliminations;
•investment income on assets backing surplus in excess of amounts held at the segment level;
•revenues and expenses related to a run-off block of guaranteed investment contracts ("GICs") and funding agreements as well as Residual Runoff Business.

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
•Income (loss) attributable to noncontrolling interest represents the interest of shareholders, other than those of the Company, in consolidated entities. Income (loss) attributable to noncontrolling interest represents such shareholders'

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

interests in the gains and (losses) of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled;
•Dividend payments made to preferred shareholders are included as reductions to reflect the Adjusted operating earnings    that is available to common shareholders;
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
•Immediate recognition of net actuarial gains (losses) related to the Company's pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period. The Company immediately recognizes actuarial gains and (losses) related to pension and other postretirement benefit obligations and gains and losses from plan adjustments and curtailments. These amounts do not reflect normal, cash-settled expenses and are not indicative of current Operating expense fundamentals; and
◦Other items not indicative of normal operations or performance of the Company's segments or related to events such as capital or organizational restructurings undertaken to achieve long-term economic benefits, including certain costs related to debt and equity offerings, acquisition / merger integration expenses, severance and other expenses associated with such activities. These items vary widely in timing, scope and frequency between periods as well as between companies to which the Company is compared. Accordingly, the Company adjusts for these items as management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of the Company's segments.

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations before income taxes	$352	$574	$521
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	22	25	(124)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	22	(14)	62
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(342)	98	(40)
Income (loss) attributable to noncontrolling interest	157	50	145
Income (loss) related to early extinguishment of debt	—	(12)	(40)
Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments	2	3	(47)
Dividend payments made to preferred shareholders	36	28	—
Other adjustments	(41)	(196)	(86)
Total adjustments to income (loss) from continuing operations	(144)	(18)	(130)

Adjusted operating earnings before income taxes by segment:
Retirement	$443	$588	$701
Investment Management	197	180	205
Employee Benefits	204	199	160
Corporate	(349)	(376)	(415)
Total	$495	$591	$651

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
•Gain (loss) on change in fair value of derivatives related to guaranteed benefits, which is significantly influenced by economic and market conditions and not indicative of normal operations, includes changes in the fair value of derivatives related to guaranteed benefits, less the estimated cost of these benefits. The estimated cost, which is reflected in Adjusted operating revenues, reflects the expected cost of these benefits if markets perform in line with the Company's long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from Adjusted operating revenues, including the impacts related to changes in the Company's nonperformance spread;
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
•Revenues attributable to noncontrolling interest represents the interests of shareholders, other than those of the Company, in consolidated entities. Revenues attributable to noncontrolling interest represents such shareholders' interests in the revenues of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled; and
•Other adjustments to Total revenues primarily reflect fee income earned by the Company's broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in the Company's segments’ operating revenues, other items where the income is passed on to third parties and the elimination of intercompany investment expenses included in Adjusted operating revenues.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Total revenues	$7,649	$7,478	$7,161

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	13	18	(148)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	22	(13)	63
Revenues related to businesses exited or to be exited through reinsurance or divestment	1,494	1,531	1,446
Revenues attributable to noncontrolling interest	215	109	214
Other adjustments	310	323	236
Total adjustments to revenues	2,054	1,968	1,811

Adjusted operating revenues by segment:
Retirement	$2,717	$2,712	$2,727
Investment Management	702	675	683
Employee Benefits	2,155	2,026	1,849
Corporate	21	97	91
Total	$5,595	$5,510	$5,350
Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Investment management intersegment revenues	$110	$104	$101

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	December 31, 2020	December 31, 2019
Retirement	$129,801	$117,999
Investment Management	1,027	745
Employee Benefits	2,917	3,117
Corporate	23,535	25,193
Total assets, before consolidation(1)	157,280	147,054
Consolidation of investment entities	2,535	1,890
Total assets, excluding assets held for sale	159,815	148,944
Assets held for sale	20,703	20,046
Total assets	$180,518	$168,990
(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

23. Selected Consolidated Unaudited Quarterly Financial Data

The unaudited quarterly results of operations for 2020 and 2019 are summarized in the tables below:

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
2020
Total revenues	$1,685	$1,669	$2,071	$2,224
Total benefits and expenses	1,641	1,711	2,216	1,729
Income (loss) from continuing operations before income taxes	44	(42)	(145)	495
Income (loss) from discontinued operations, net of tax	(130)	(93)	(140)	(56)
Net income (loss)	(80)	(141)	(213)	385
Less: Net income (loss) attributable to noncontrolling interest	6	(79)	106	124
Net income (loss) available to Voya Financial, Inc.	(86)	(62)	(319)	261
Less: Preferred stock dividends	14	4	14	4
Net income (loss) available to Voya Financial, Inc.'s common shareholders	(100)	(66)	(333)	257
Earnings Per Share
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.23	$0.21	$(1.53)	$2.48
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.99)	$(0.73)	$(1.11)	$(0.45)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.76)	$(0.52)	$(2.64)	$2.03
Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.22	$0.21	$(1.53)	$2.37
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.94)	$(0.72)	$(1.11)	$(0.43)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.73)	$(0.51)	$(2.64)	$1.94

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
2019
Total revenues	$1,824	$1,969	$1,875	$1,810
Total benefits and expenses	1,730	1,721	1,727	1,726
Income (loss) from continuing operations before income taxes	94	248	148	84
Income (loss) from discontinued operations, net of tax	(20)	42	3	(1,126)
Net income (loss)	65	257	152	(784)
Less: Net income (loss) attributable to noncontrolling interest	(1)	26	19	6
Net income (loss) available to Voya Financial, Inc.	66	231	133	(790)
Less: Preferred stock dividends	10	—	14	4
Net income (loss) available to Voya Financial, Inc.'s common shareholders	56	231	119	(794)
Earnings Per Share
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.53	$1.31	$0.84	$2.46
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.14)	$0.29	$0.02	$(8.36)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.39	$1.60	$0.86	$(5.90)
Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.51	$1.26	$0.80	$2.33
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.13)	$0.28	$0.02	$(7.91)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.38	$1.54	$0.82	$(5.58)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company's 2020 Consolidated Financial Statements were revised to reflect the correction of errors identified by the Company in its previously issued financial statements. The impact of these errors was not considered material. See the Business, Basis of Presentation and Significant Accounting Policies Note in these Consolidated Financial Statements for additional details. The impact of the revision on the unaudited prior quarter financial results for 2020 and 2019 are summarized in the following tables. There was no material impact to the Statements of Comprehensive Income, Changes in Shareholders' Equity and Cash Flows, other than what has been identified for respective periods in the tables below.

Consolidated Balance Sheets:
	For The Year Ended,
	March 31, 2020				June 30, 2020				September 30, 2020
(in millions)	As Originally Reported	Revision	As Revised		As Originally Reported	Revision	As Revised		As Originally Reported	Revision	As Revised
Deferred policy acquisition costs and Value of business acquired	$2,603	$—	$2,603	(1)	$1,967	$—	$1,967	(1)	$1,669	$(101)	$1,568
Deferred income taxes	1,769	(9)	1,760		1,326	(11)	1,315		1,314	11	1,325
Other assets	1,086	(25)	1,061		836	(19)	817		812	(18)	794
Assets held for sale	19,133	(28)	19,105		19,923	(28)	19,895		20,180	(28)	20,152
Total assets	155,732	(63)	155,669		166,934	(58)	166,876		171,466	(138)	171,328
Future policy benefits	9,640	8	9,648		9,984	8	9,992		10,295	8	10,303
Total liabilities	147,467	8	147,475		156,645	8	156,653		160,821	8	160,829
Accumulated other comprehensive income (loss)	1,841	—	1,841	(1)	4,039	—	4,039	(1)	4,483	(80)	4,403
Unappropriated	(4,766)	(71)	(4,837)		(4,833)	(66)	(4,899)		(5,152)	(66)	(5,218)
Total Voya Financial, Inc. shareholders' equity	7,427	(71)	7,356		9,548	(66)	9,482		9,657	(146)	9,511
Total shareholders' equity	8,265	(71)	8,194		10,289	(66)	10,223		10,645	(146)	10,499
Total liabilities and shareholders' equity	$155,732	$(63)	$155,669		$166,934	$(58)	$166,876		$171,466	$(138)	$171,328
(1) Balance not impacted by the revision

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	For The Year Ended,
	March 31, 2019			June 30, 2019			September 30, 2019
(in millions)	As Originally Reported	Revision	As Revised	As Originally Reported	Revision	As Revised	As Originally Reported	Revision	As Revised
Deferred policy acquisition costs and Value of business acquired	$2,609	$(19)	$2,590	$2,418	$(19)	$2,399	$2,198	$(17)	$2,181
Deferred income taxes	1,380	4	1,384	1,156	4	1,160	1,046	10	1,056
Other assets	1,053	(22)	1,031	1,134	(22)	1,112	1,120	(25)	1,095
Assets held for sale	20,425	(18)	20,407	20,728	(18)	20,710	21,077	(11)	21,066
Total assets	162,716	(55)	162,661	165,924	(53)	165,871	167,625	(44)	167,581
Future policy benefits	11,694	8	11,702	11,903	5	11,908	12,378	7	12,385
Other liabilities	1,343	5	1,348	1,371	3	1,374	1,403	—	1,403	(1)
Total liabilities	152,846	12	152,858	155,125	10	155,135	156,359	7	156,366
Unappropriated	(12,011)	(68)	(12,079)	(11,785)	(63)	(11,848)	(11,665)	(51)	(11,716)
Total Voya Financial, Inc. shareholders' equity	9,065	(68)	8,997	10,064	(62)	10,002	10,551	(51)	10,500
Total shareholders' equity	9,870	(68)	9,802	10,799	(63)	10,736	11,266	(51)	11,215
Total liabilities and shareholders' equity	$162,716	$(55)	$162,661	$165,924	$(53)	$165,871	$167,625	$(44)	$167,581
(1) Balance not impacted by the revision

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Consolidated Statements of Operations:
	Three Months Ended,
	March 31, 2020				June 30, 2020				September 30, 2020
(in millions, except per share data)	As Originally Reported	Revision	As Revised		As Originally Reported	Revision	As Revised		As Originally Reported	Revision	As Revised
Fee income	$505	$—	$505	(1)	$458	$6	$464		$507	$—	$507	(1)
Total revenues	1,685	—	1,685	(1)	1,663	6	1,669		2,071	—	2,071	(1)
Income (loss) from continuing operations before income taxes	44	—	44	(1)	(48)	6	(42)		(145)	—	(145)	(1)
Income tax expense (benefit)	(6)	—	(6)	(1)	5	1	6		(72)	—	(72)	(1)
Net income (loss) from continuing operations	50	—	50	(1)	(53)	5	(48)		(73)	—	(73)	(1)
Income (loss) from discontinued operations, net of tax	(128)	(2)	(130)		(93)	—	(93)	(1)	(140)	—	(140)	(1)
Net Income (loss)	(78)	(2)	(80)		(146)	5	(141)		(213)	—	(213)	(1)
Net income (loss) available to Voya Financial, Inc.	(84)	(2)	(86)		(67)	5	(62)		(319)	—	(319)	(1)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(98)	$(2)	$(100)		$(71)	$5	$(66)		$(333)	$—	$(333)	(1)

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.23	$—	$0.23	(1)	$0.17	$0.04	$0.21		$(1.53)	$—	$(1.53)	(1)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.75)	$(0.01)	$(0.76)		$(0.56)	$0.04	$(0.52)		$(2.64)	$—	$(2.64)	(1)
Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.22	$—	$0.22	(1)	$0.17	$0.04	$0.21		$(1.53)	$—	$(1.53)	(1)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.71)	$(0.02)	$(0.73)		$(0.55)	$0.04	$(0.51)		$(2.64)	$—	$(2.64)	(1)
(1) Balance not impacted by the revision

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended,
	March 31, 2019				June 30, 2019				September 30, 2019				December 31, 2019
(in millions, except per share data)	As Originally Reported	Revision	As Revised		As Originally Reported	Revision	As Revised		As Originally Reported	Revision	As Revised		As Originally Reported	Revision	As Revised
Other net realized capital gains (losses)	$14	$2	$16		$28	$—	$28	(1)	$(17)	$—	$(17)	(1)	$(127)	$—	$(127)	(1)
Total net realized capital gains (losses)	(12)	2	(10)		25	—	25	(1)	(20)	—	(20)	(1)	(159)	—	(159)	(1)
Total revenues	1,822	2	1,824		1,969	—	1,969	(1)	1,875	—	1,875	(1)	1,810	—	1,810	(1)
Policyholder benefits	645	—	645	(1)	659	(3)	656		705	2	707		574	1	575
Operating expenses	682	7	689		670	(2)	668		627	2	629		767	—	767	(1)
Net amortization of Deferred policy acquisition costs and Value of business acquired	57	3	60		43	—	43	(1)	36	(2)	34		63	(17)	46
Interest expense	42	—	42	(1)	42	—	42	(1)	51	(1)	50		41	—	41	(1)
Total benefits and expenses	1,720	10	1,730		1,726	(5)	1,721		1,726	1	1,727		1,744	(18)	1,726
Income (loss) before income taxes from continuing operations	102	(8)	94		243	5	248		149	(1)	148		66	18	84
Income tax expense (benefit)	9	—	9	(1)	33	—	33	(1)	5	(6)	(1)		(252)	(6)	(258)
Net income (loss) from continuing operations	93	(8)	85		210	5	215		144	5	149		318	24	342
Income from Discontinued Operations, net of tax	(20)	—	(20)	(1)	42	—	42	(1)	(4)	7	3		(1,084)	(42)	(1,126)
Net Income (loss)	73	(8)	65		252	5	257		140	12	152		(766)	(18)	(784)
Net income (loss) available to Voya Financial, Inc.	74	(8)	66		226	5	231		121	12	133		(772)	(18)	(790)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$64	$(8)	$56		$226	$5	$231		$107	$12	$119		$(776)	$(18)	$(794)

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.57	$(0.04)	$0.53		$1.27	$0.04	$1.31		$0.80	$0.04	$0.84		$2.29	$0.17	$2.46
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.44	$(0.05)	$0.39		$1.57	$0.03	$1.60		$0.77	$0.09	$0.86		$(5.76)	$(0.14)	$(5.90)
Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.56	$(0.05)	$0.51		$1.22	$0.04	$1.26		$0.77	$0.03	$0.80		$2.17	$0.16	$2.33
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.42	$(0.04)	$0.38		$1.51	$0.03	$1.54		$0.74	$0.08	$0.82		$(5.45)	$(0.13)	$(5.58)
(1) Balance not impacted by the revision

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Consolidated Statements of Comprehensive Income
	Three Months Ended,				Nine Months Ended,
	September 30, 2020				September 30, 2020
(in millions)	As Originally Reported	Revision	As Revised		As Originally Reported	Revision	As Revised
Net income (loss)	$(213)	$—	$(213)	(1)	$(437)	$3	$(434)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	562	(100)	462		1,460	(101)	1,359
Impairments	—	—	—	(1)	—	—	—	(1)
Pension and other postretirement benefits liabilities	—	—	—	(1)	(2)	—	(2)	(1)
Other comprehensive income (loss), before tax	562	(100)	462		1,458	(101)	1,357
Income tax expense (benefit) related to items of other comprehensive income (loss)	118	(21)	97		306	(21)	285
Other comprehensive income (loss), after tax	444	(79)	365		1,152	(80)	1,072
Comprehensive income (loss)	231	$(79)	152		715	(77)	638
Less: Comprehensive income (loss) attributable to noncontrolling interest	106	$—	106	(1)	33	—	33	(1)
Comprehensive income (loss) attributable to Voya Financial, Inc.	$125	$(79)	$46		$682	(77)	$605
(1) Balance not impacted by the revision

Voya Financial, Inc.
Schedule I

Summary of Investments Other than Investments in Affiliates
As of December 31, 2020
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. Treasuries	$1,033	$1,471	$1,471
U.S. Government agencies and authorities	74	102	102
State, municipalities, and political subdivisions	1,166	1,346	1,346
U.S. corporate public securities	13,366	16,387	16,387
U.S. corporate private securities	5,653	6,446	6,446
Foreign corporate public securities and foreign governments(1)	4,023	4,736	4,736
Foreign corporate private securities(1)	4,220	4,646	4,646
Residential mortgage-backed securities	5,370	5,626	5,626
Commercial mortgage-backed securities	3,882	4,131	4,131
Other asset-backed securities	2,110	2,138	2,138
Total fixed maturities, including securities pledged	40,897	47,029	47,029
Equity securities, available-for-sale	197	242	242
Short-term investments	111	111	111
Mortgage loans on real estate	6,830	7,316	6,741
Policy loans	718	718	718
Limited partnerships/corporations	1,476	1,476	1,476
Derivatives	111	215	215
Other investments	319	368	319
Total investments	$50,659	$57,475	$56,851
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Balance Sheets
December 31, 2020 and 2019
(In millions, except share and per share data)

	As of December 31,
	2020	2019
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $5 as of 2020 and $5 as of 2019)	$5	$5
Limited partnerships/corporations	6	4
Derivatives	49	49
Investments in subsidiaries	12,620	10,982
Total investments	12,680	11,040
Cash and cash equivalents	229	212
Short-term investments under securities loan agreements, including collateral delivered	11	11
Loans to subsidiaries and affiliates	180	164
Due from subsidiaries and affiliates	2	2
Current income taxes	10	—
Deferred income taxes	840	825
Other assets	5	7
Total assets	$13,957	$12,261

Liabilities and Shareholders' Equity
Short-term debt	$653	$69
Long-term debt	2,670	2,669
Derivatives	48	50
Due to subsidiaries and affiliates	—	4
Current income taxes	—	28
Other liabilities	419	45
Total liabilities	3,790	2,865

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2020 and 2019)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 143,342,468 and 140,726,677 shares issued as of 2020 and 2019, respectively; 124,237,363 and 132,325,790 shares outstanding as of 2020 and 2019, respectively)	2	2
Treasury stock (at cost; 19,105,105 and 8,400,887 shares as of 2020 and 2019, respectively)	(1,016)	(460)
Additional paid-in capital	11,183	11,184
Accumulated other comprehensive income (loss)	4,898	3,331
Retained earnings (deficit):
Unappropriated	(4,900)	(4,661)
Total Voya Financial, Inc. shareholders' equity	10,167	9,396.0
Total liabilities and shareholders' equity	$13,957	$12,261
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Operations
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net investment income	$8	$39	$1
Net realized capital gains (losses)	24	(1)	—
Other revenue	—	—	(5)
Total revenues	32	38	(4)

Expenses:
Interest expense	136	149	176
Other expenses	8	10	14
Total expenses	144	159	190
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(112)	(121)	(194)
Income tax expense (benefit)	(24)	(285)	(1)
Net income (loss) before equity in earnings (losses) of subsidiaries	(88)	164	(193)
Equity in earnings (losses) of subsidiaries, net of tax	(118)	(524)	1,065
Net income (loss) available to Voya Financial, Inc.	(206)	(360)	872
Less: Preferred stock dividends	36	28	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(242)	$(388)	$872
The accompanying notes are an integral part of this Condensed Financial Information.

Condensed Financial Information of Parent
Statements of Comprehensive Income
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss) available to Voya Financial, Inc.	$(206)	$(360)	$872
Other comprehensive income (loss), after tax	1,567	2,381	(2,096)
Comprehensive income (loss) attributable to Voya Financial, Inc.	$1,361	$2,021	$(1,224)
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income (loss) available to Voya Financial, Inc.	$(206)	$(360)	$872
Adjustments to reconcile Net income (loss) available to Voya Financial, Inc. to Net cash used in operating activities:
Equity in (earnings) losses of subsidiaries	118	524	(1,065)
Dividends from subsidiaries	—	—	52
Deferred income tax expense (benefit)	15	(263)	25
Net realized capital losses	(24)	1	—
Share-based compensation	9	12	3
Change in:
Other receivables and asset accruals	(67)	(22)	43
Due from subsidiaries and affiliates	—	—	—
Due to subsidiaries and affiliates	(4)	3	—
Other payables and accruals	374	(24)	(3)
Other, net	2	19	46
Net cash provided/(used) in operating activities	217	(110)	(27)

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of equity securities	—	156	34
Acquisition of:
Fixed maturities	—	(5)	—
Equity securities	—	(35)	(36)
Limited partnerships/corporations	—	(4)	—
Short-term investments, net	—	—	212
Derivatives, net	20	—	—
Maturity (issuance) of short-term intercompany loans, net	(16)	(85)	111
Return of capital contributions and dividends from subsidiaries	294	1,064	1,155
Capital contributions to subsidiaries	(441)	(3)	(55)
Other, net	—	—	(13)
Net cash provided/(used) in investing activities	(143)	1,088	1,408
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows (Continued)
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Financing Activities:
Proceeds from issuance of debt with maturities of more than three months	—	—	350
Repayment of debt with maturities of more than three months	—	(106)	(623)
Debt issuance costs	—	—	(6)
Net proceeds from (repayments of) short-term loans to subsidiaries	584	65	(414)
Proceeds from issuance of common stock, net	4	3	3
Proceeds from issuance of preferred stock, net	—	293	319
Share-based compensation	(17)	(22)	(14)
Common stock acquired - Share repurchase	(516)	(1,136)	(1,025)
Dividends paid on common stock	(76)	(44)	(6)
Dividends paid on preferred stock	(36)	(28)	—
Net cash provided/(used) in financing activities	(57)	(975)	(1,416)
Net increase (decrease) in cash and cash equivalents	17	3	(35)
Cash and cash equivalents, beginning of period	212	209	244
Cash and cash equivalents, end of period	$229	$212	$209

Supplemental cash flow information:
Income taxes paid (received), net	$(112)	$(128)	$1
Interest paid	132	136	152
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

In preparing the Company's consolidated financial information for the year ended December 31, 2020, the Company made certain immaterial revisions to its financial statements for historical periods. Such changes are reflected in the financial results as of and for the years ended December 31, 2019 and 2018, and included in the condensed financial information on Schedule II, and will also be reflected in the historical financial results included in the Company's subsequent condensed financial information. See Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements for additional information as to the nature of the immaterial errors.

As a result of the revision, Investments in subsidiaries was adjusted from $11,003 to $10,982, Deferred income taxes was adjusted from $816 to $825, and Unappropriated was adjusted from $(4,649) to $(4,661) within the Balance Sheets on Schedule II for 2019. Other expenses was adjusted from $12 to $10, Interest expense was adjusted from $151 to $149, Income tax expense (benefit) was adjusted from $(277) to $(285), and Equity in earnings (losses) of subsidiaries, net of tax was adjusted from $(503) to $(524) within the Statements of Operations on Schedule II for 2019. Additionally, Other expenses was adjusted from $11 to $14, Interest expense was adjusted from $175 to $176, and Income tax expense (benefit) was adjusted from $0 to $(1) within the Statements of Operations on Schedule II for 2018.

Certain line items in the Statements of Comprehensive Income and Cash Flows, were immaterially affected by the revision of previously issued financial statements as of and for the years ended December 31, 2019 and 2018.

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

The following table summarizes the carrying value of Voya Financial, Inc.'s loans to subsidiaries for the periods indicated:

			As of December 31,
Subsidiaries	Rate	Maturity Date	2020	2019
Voya Institutional Plan Services, LLC	1.09%	01/04/2021	7	—
Voya Custom Investments LLC	1.09%	01/07/2021	47	1
Voya Capital	2.60%	01/07/2020	—	9
Voya Investment Management, LLC	1.14%	01/22/2021	54	53
Voya Payroll Management, Inc.	1.09%	01/04/2021	7	7
Voya Holdings Inc.	2.68%	01/10/2020	—	30
Voya Holdings Inc.	2.78%	01/30/2020	—	57
Voya Services Company	1.09%	01/04/2021	65	7
Total			$180	$164

Interest income earned on loans to subsidiaries was $4, $6 and $5 for the years ended December 31, 2020, 2019 and 2018, respectively. Interest income is included in Net investment income in the Condensed Statements of Operations.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

3.    Financing Agreements

Debt Securities

The following table summarizes Voya Financial, Inc.'s short-term debt borrowings for the periods indicated:

	As of December 31,
	2020	2019
Intercompany financing - Subsidiaries	$653	$69
Total	$653	$69

Intercompany financing

Under the reciprocal loan agreements with subsidiaries, interest is charged at the prevailing market interest rate for similar third-party borrowings for securities.

As of December 31, 2020 and 2019, Voya Financial, Inc. was in compliance with its debt covenants. See Financing Agreements Note to these Consolidated Financial Statements for further information regarding long-term debt and the five-year maturities of long-term debt.

Credit Facilities

Voya Financial, Inc. uses credit facilities to provide collateral required primarily under its affiliated reinsurance transactions with captive insurance subsidiaries. As of December 31, 2020, unsecured and uncommitted credit facilities totaled $300, and unsecured and committed facilities totaled $4.3 billion. Voya Financial, Inc. additionally has $10 of secured facilities. Of the aggregate $4.6 billion capacity available, Voya Financial, Inc. utilized $3.6 billion in credit facilities outstanding as of December 31, 2020. Total fees associated with credit facilities in 2020, 2019 and 2018 totaled $28, $32 and $28, respectively.

Guarantees

In the normal course of business, Voya Financial, Inc. enters into indemnification agreements with financial institutions that issue surety bonds on behalf of Voya Financial, Inc. or its subsidiaries in connection with litigation matters.

Voya Financial, Inc. provides credit support to its Roaring River IV, LLC ("Roaring River IV") captive reinsurance subsidiary through a surplus maintenance agreement with a third-party bank in connection with a financing arrangement involving $565 of statutory reserves which matures December 31, 2028. The reimbursement agreement requires Voya Financial, Inc. to cause capital to be maintained in Roaring River IV Holding LLC, the intermediate holding company of Roaring River IV, and in Roaring River IV. These amounts will vary over time based on a percentage of Roaring River IV in force life insurance. In connection with the closing of the Individual Life Transaction on January 4, 2021, this facility was terminated.

In addition, Voya Financial, Inc. provides guarantees to certain of its subsidiaries to support various business requirements:
•Under the Buyer Facility Agreement put into place by Hannover Re, Voya Financial, Inc. and SLDI have contingent reimbursement obligations and Voya Financial, Inc. has guarantee obligations, up to the full $2.9 billion principal amount of the note and one $600 letter of credit issued pursuant to the agreement, if SLD or SLDI were to direct the sale or liquidation of the note other than as permitted by the Buyer Facility Agreement, or fail to return reinsurance collateral (including the note) upon termination of the Buyer Facility Agreement or as otherwise required by the Buyer Facility Agreement. In addition, Voya Financial, Inc. has agreed to indemnify Hannover Re for any losses it incurs in the event that SLD or SLDI were to exercise offset rights unrelated to the Hannover Re block. In connection with the closing of the Individual Life Transaction on January 4, 2021, this facility was terminated.
•Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of its subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent for the amount of the statutory reserves assumed by SLD. The current amount of reserves outstanding as of December 31, 2020 is $12. We expect to restructure this guarantee arrangement in connection with the Individual Life Transaction. In connection with the closing of the Individual Life Transaction on January 4, 2021, this facility was terminated.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

•Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $12 principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the "Equitable Notes"), and provides a back-to-back guarantee to ING Group in respect of its guarantee of $358 combined principal amount of Aetna Notes.
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

There were no assets or liabilities recognized by Voya Financial, Inc. as of December 31, 2020 and 2019 in relation to these intercompany indemnifications, guarantees or support agreements. As of December 31, 2020 and 2019, no circumstances existed in which Voya Financial, Inc. was required to currently perform under these arrangements.

4.    Returns of Capital and Dividends

Voya Financial, Inc. received returns of capital and dividends from the following subsidiaries for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Voya Holdings Inc.(1)	$294	$786	$708
Security Life of Denver International Ltd	—	228	425
Security Life of Denver Insurance Company	—	—	52
Voya Financial Products Company, Inc.	—	—	12
Voya Services Company(2)	—	50	85
Total	$294	$1,064	$1,282
(1) The year ended December 31, 2018 included $70 of non-cash activities.
(2) The year ended December 31, 2018 included $5 of non-cash activities.

5.    Income Taxes

As of December 31, 2020 and 2019, Voya Financial, Inc. held deferred tax assets related to loss and credit carryforwards, some of which have not been realized by its subsidiaries but have been reimbursed to the subsidiaries by Voya Financial, Inc. pursuant to the intercompany tax sharing agreement. The total deferred tax assets were primarily comprised of federal net operating loss, state net operating loss and credit carryforwards.

Valuation allowances have been applied to these deferred tax assets as of December 31, 2020 and 2019. Character, amount and estimated expiration date of the carryforwards and the related allowances are disclosed in the Income Taxes Note to the Consolidated Financial Statements.

As of December 31, 2020 and 2019, Voya Financial, Inc. has recognized deferred tax assets of $840 and $825, respectively, primarily related to federal net operating loss carryforwards in 2020 and 2019.

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

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
As of December 31, 2020 and 2019
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Contract Owner Account Balances	Unearned Premiums(1)
2020
Retirement	$207	$35,818	$—
Investment Management	—	—	—
Employee Benefits	135	2,183	—	*
Corporate	1,168	14,624	—
Total	$1,510	$52,625	$—
2019
Retirement	$667	$34,008	$—
Investment Management	—	—	—
Employee Benefits	117	2,141	(1)
Corporate	1,442	14,727	—
Total	$2,226	$50,876	$(1)
(1) Represents unearned premiums associated with short-duration products of the Company's accident and health business.
*Less than $1

Supplementary Insurance Information
Years Ended December 31, 2020, 2019 and 2018
(In millions)

Segment	Net Investment Income (1)(2)	Premiums and Fee Income (1)(2)	Interest Credited and Other Benefits to Contract Owners	Amortization of DAC and VOBA	Other Operating Expenses(1)(2)	Premiums Written (Excluding Life)
2020
Retirement	$2,213	$921	$1,101	$211	$1,421	$—
Investment Management	8	659	—	5	584	—
Employee Benefits	115	2,047	1,487	20	443	1,510
Corporate	573	815	1,513	116	206	—
Total	$2,909	$4,442	$4,101	$352	$2,654	$1,510
2019
Retirement	$2,029	$881	$1,067	$79	$1,371	$—
Investment Management	12	641	—	4	573	—
Employee Benefits	112	1,920	1,408	16	410	1,361
Corporate	639	800	1,275	83	399	—
Total	$2,792	$4,242	$3,750	$182	$2,753	$1,361
2018
Retirement	$1,971	$879	$908	$116	$1,284	$—
Investment Management	(27)	663	—	3	547	—
Employee Benefits	113	1,741	1,322	17	354	1,187
Corporate	612	831	1,307	96	414	—
Total	$2,669	$4,114	$3,537	$232	$2,599	$1,187
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

Voya Financial, Inc.
Schedule IV

Reinsurance
Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Gross	Ceded	Assumed	Net	Percentage of Assumed to Net
2020
Life insurance in force	$631,986	$226,972	$7,405	$412,419	1.8%

Premiums:
Life insurance	$1,204	$967	$673	$910	74.0%
Accident and health insurance	1,617	188	1	1,430	0.1%
Annuity contracts	76	1	1	76	1.3%
Total premiums	$2,897	$1,156	$675	$2,416	27.9%

2019
Life insurance in force	$648,765	$245,164	$8,377	$411,978	2.0%

Premiums:
Life insurance	$1,246	$1,151	$826	$921	89.7%
Accident and health insurance	1,452	162	1	1,291	0.1%
Annuity contracts	61	—	—	61	—%
Total premiums	$2,759	$1,313	$827	$2,273	36.4%

2018
Life insurance in force	$686,814	$256,619	$9,034	$439,229	2.1%

Premiums:
Life insurance	$1,262	$1,288	$955	$929	102.8%
Accident and health insurance	1,275	138	1	1,138	0.1%
Annuity contracts	65	—	—	65	—%
Total premiums	$2,602	$1,426	$956	$2,132	44.8%
*Less than $1.

Voya Financial, Inc.
Schedule V

Valuation and Qualifying Accounts
Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Balance at January 1,		Charged to Costs and Expenses		Write-offs/ Payments/ Other	Balance at December 31,
2020
Valuation allowance on deferred tax assets	$379		$(26)	(1)	$—	$353
Allowance for credit losses on mortgage loans on real estate	16	(2)	76		(3)	89
Allowance for credit losses on reinsurance recoverable	17	(2)	1		—	18
2019
Valuation allowance on deferred tax assets	$638		$(259)	(1)	$—	$379
Allowance for credit losses on mortgage loans on real estate	2		(1)		—	1
Allowance for credit losses on reinsurance recoverable	—		—		—	—
2018
Valuation allowance on deferred tax assets	$653		$(15)		$—	$638
Allowance for credit losses on mortgage loans on real estate	3		(1)		—	2
Allowance for credit losses on reinsurance recoverable	—		—		—	—
(1) Refer to the Income Taxes Note to the accompanying Consolidated Financial Statements for more information.
(2) On January 1, 2020, as a result of implementing ASU 2016-13 Measurement of Credit Losses of Financial Instruments, the company recorded a transition adjustment on a continuing basis for Allowance for credit losses on mortgage loans on real estate and Allowance for credit losses on reinsurance recoverables of $15 and $17, respectively.

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

Management's Annual Report on Internal Control Over Financial Reporting

Management of Voya Financial, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
▪provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and
▪provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 pertaining to financial reporting in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, Voya Financial, Inc. has maintained effective internal control over financial reporting as of December 31, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Voya Financial, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Voya Financial, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Voya Financial, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Voya Financial, Inc. as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedules and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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
San Antonio, Texas
March 1, 2021

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2020, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

(shares in millions)	2019 Omnibus Plan(2)	2014 Omnibus Plan	2013 Omnibus Plan
Authorized for issuance	12.0	17.8	7.7
Issued and reserved for issuance of outstanding:
RSUs	0.7	5.9	3.1
RSUs - Deal incentive awards	—	—	—
PSU awards (1)	0.7	4.7	2.0
Stock options	—	3.9	2.3
Shares available for issuance	10.6	3.3	0.3
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

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference to the definitive Proxy Statement relating to the Company's 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
2.1
Master Transaction Agreement by and among Voya Financial, Inc., VA Capital Company LLC and Athene Holding Ltd., Dated as of December 20, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on December 21, 2017)

2.2
Master Transaction Agreement by and between Voya Financial, Inc., and Resolution Life U.S. Holdings Inc. dated as of December 18, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2020)

3.1
Amended and Restated Certificate of Incorporation of Voya Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-196883) filed on June 18, 2014)

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

4.12	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2020)

Exhibit No.	Description of Exhibit
10.01
Warrant Agreement, dated as of May 7, 2013, among ING U.S., Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.02
Amendment No. 1 to Warrant Agreement, dated as of May 22, 2017, among Voya Financial, Inc., ING Groep, N.V. and Computershare Inc. (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-3 (No. 333-218956) filed on June 23, 2017)

10.03
Amendment No. 2 to Warrant Agreement, dated as of November 10, 2017, among Voya Financial, ING Groep, N.V. and Computershare Inc. (incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 23, 2018)

10.04
Indenture, dated as of August 1, 1993, between Aetna Life and Casualty Company and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.05
First Indenture Supplement, dated as of August 1, 1996 between Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company) and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.06
Second Indenture Supplement, dated as of October 30, 2000, among Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company), Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.07
Third Indenture Supplement, dated as of December 13, 2000, among Aetna, Inc., ING Groep N.V. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.08
Indenture, dated as of July 1, 1996, among Aetna Life and Casualty Company, Aetna, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.09
First Indenture Supplement dated as of October 30, 2000 among Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company), Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.10
Second Indenture Supplement dated as of December 13, 2000, between Lion Connecticut Holdings, Inc. (as successor to Aetna, Inc., Aetna Services, Inc. and Aetna Life and Casualty Company) and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.11
Term Loan Agreement, dated as of April 20, 2012, among Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.12
Third Amended and Restated Revolving Credit Agreement dated as of November 1, 2019, among Voya Financial, Inc., Bank of America N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 6, 2019)

10.13
Deposit Agreement, dated as of May 15, 2000 between the Federal Home Loan Bank of Topeka and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.14
Advance, Pledge and Security Agreement, dated as of August 30, 2004, by and between the Federal Home Loan Bank of Topeka and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.15
Amended and Restated Institutional Custody Agreement, dated as of May 12, 2004, by and between Security Life of Denver Insurance Company and the Federal Home Loan Bank of Topeka (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.16
Account Control Agreement, dated as of February 8, 2018, by and between Voya Retirement Insurance and Annuity Company, Federal Home Loan Bank of Boston, and The Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018 (File No. 001-35897) filed on May 2, 2018)

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

10.20*	Reinsurance Agreement, effective as of July 1, 2018, between Security Life of Denver International Limited and Hannover Life Reassurance Company of America (Bermuda) Limited
10.21*
Reinsurance Agreement, effective as of July 1, 2011, amended and restated as of January 1, 2018, between Security Life of Denver International Limited and Hannover Life Reassurance Company of America (Bermuda) LTD

10.22*
Reinsurance Agreement, effective as of July 1, 2011, amended and restated as of January 1, 2018, between Security Life of Denver International Limited and Hannover Life Reassurance Company of America (Bermuda) LTD

10.23
Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and The Lincoln National Life Insurance Company (incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.24
Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and The Lincoln National Life Insurance Company (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.25
Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.26
Amendment No. 1 to Coinsurance Agreement, effective March 1, 2007 between ING Life Insurance and Annuity Company (F/K/A Aetna Life Insurance and Annuity Company) and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.27
Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.28
Tax Sharing Agreement by and between ING America Insurance Holdings, Inc. and various subsidiaries with respect to federal taxes (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.29
Tax Sharing Agreement by and between ING America Insurance Holdings, Inc. and various subsidiaries with respect to state taxes (incorporated by reference to Exhibit 10.31 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.30
Equity Administration Agreement between ING U.S., Inc. and ING Groep N.V. dated as of May 7, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.31
Master Claim Agreement, dated April 17, 2012, between ING Groep N.V., ING America Insurance Holdings, Inc. and ING Insurance Eurasia N.V. (incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.32
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 5, 2013)

10.33
Employment Agreement, dated December 11, 2014, of Rodney O. Martin, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on December 16, 2014)

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

10.41+
ING Americas Supplemental Executive Retirement Plan (Amended/Restated December 2011) (incorporated by reference to Exhibit 10.59 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No.333-184847) filed on January 23, 2013)

10.42+
Amended and Restated Voya Retirement Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 22, 2019)

10.43+
Voya Deferred Compensation Savings Plan, Amended and Restated Effective as of January 1, 2020 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on From 10-K (File No. 001-35897) filed on February 21, 2020)

10.44*+	Voya Severance Pay Plan, as amended and restated effective as of January 4, 2021
10.45+	Form of Voya Financial, Inc. Severance Plan for Senior Managers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 5, 2016)
10.46+
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

10.50+	ING Directors’ Pension Scheme (incorporated by reference to Exhibit 10.72 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)
10.51+
Form of ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.79 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 16, 2013)

10.52+
Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)

10.53+
Form of Award Agreement under the Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2020)

10.54
Master Outsourcing Services Agreement between ING North America Insurance Corporation and Milliman, Inc. dated as of June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2014)

10.55+	Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)

Exhibit No.	Description of Exhibit
10.56+	Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 9, 2019)
10.57+
Form of 2017 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 3, 2017)

10.58+
Form of Chief Executive Officer 2017 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 3, 2017)

10.59+
Form of 2018 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed February 21, 2020)

10.60+
Form of Chief Executive Officer 2018 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed February 21, 2020)

10.61
Hannover Re Buyer Facility Agreement Dated as of September 24, 2015 Among Security Life of Denver International Limited, Voya Financial, Inc., Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited and Hannover Rück SE (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 6, 2015)

10.62+	Offer Letter of Charles P. Nelson, dated April 7, 2015 (incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 25, 2016)
10.63+	Offer Letter of Christine Hurtsellers, dated September 24, 2004 (incorporated by reference to Exhibit 10.98 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 23, 2017)
10.64+
Promotion and Compensation Memorandum of Christine Hurtsellers, dated February 12, 2009 (incorporated by reference to Exhibit 10.99 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 23, 2017)

10.65**
Master Agreement for Outsourced Services between Voya Services Company and Cognizant Worldwide Limited dated as of July 31, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 1, 2017)

10.66+	Offer Letter of Margaret Parent, dated July 18, 2016 (incorporated by reference to Exhibit 10.70 to the Company’s Annual report on Form 10-K (File No. 001.35897) Filed on February 21, 2020)
10.67+
Form of Chief Executive Officer 2020 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 6, 2020)

10.68+
Form of Executive Officer 2020 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 6, 2020)

10.69+
Form of 2020 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 6, 2020)

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

March 1, 2021	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
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

	Signatures	Title	Date

By: /s/	Rodney O. Martin, Jr.	Chairman and Chief Executive Officer(Principal Executive Officer)	March 1, 2021
Rodney O. Martin, Jr.

By: /s/	Lynne Biggar	Director	March 1, 2021
Lynne Biggar

By: /s/	Jane P. Chwick	Director	March 1, 2021
Jane P. Chwick

By: /s/	Kathleen DeRose	Director	March 1, 2021
Kathleen DeRose

By: /s/	Ruth Ann M. Gillis	Director	March 1, 2021
Ruth Ann M. Gillis

By: /s/	Aylwin Lewis	Director	March 1, 2021
Aylwin Lewis

By: /s/	Bryon H. Pollitt, Jr.	Director	March 1, 2021
Byron H. Pollitt, Jr.

By: /s/	Joseph V. Tripodi	Director	March 1, 2021
Joseph V. Tripodi

By: /s/	David Zwiener	Director	March 1, 2021
David Zwiener

By: /s/	Michael S. Smith	Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Michael S. Smith

By: /s/	C. Landon Cobb, Jr.	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2021
C. Landon Cobb, Jr.

