Form 10-Q
period 2021-03-31
Voya Financial, Inc.
filed 2021-05-10
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 3, 2021, 121,231,241 shares of Common Stock, 0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended March 31, 2021

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, (x) changes in the policies of governments and/or regulatory authorities, (xi) our ability to successfully manage the separation of the Individual Life business that we sold to Resolution Life US on January 4, 2021, including the transition services on the expected timeline and economic terms. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" in the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35897) (the "Annual Report on Form 10-K").
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	March 31, 2021	December 31, 2020
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $30,507 as of 2021 and $37,531 as of 2020; allowance for credit losses of $18 as of 2021 and $26 as of 2020)	$33,355	$43,569
Fixed maturities, at fair value using the fair value option	2,690	3,011
Equity securities, at fair value (cost of $354 as of 2021 and $197 as of 2020)	393	242
Short-term investments	306	111
Mortgage loans on real estate	5,663	6,830
Less: Allowance for credit losses	58	89
Mortgage loans on real estate, net	5,605	6,741
Policy loans	424	718
Limited partnerships/corporations	1,487	1,476
Derivatives	205	215
Other investments	80	319
Securities pledged (amortized cost of $850 as of 2021 and $355 as of 2020)	949	449
Total investments	45,494	56,851
Cash and cash equivalents	1,170	1,502
Short-term investments under securities loan agreements, including collateral delivered	843	399
Accrued investment income	470	507
Premium receivable and reinsurance recoverable	13,867	3,575
Less: Allowance for credit losses on reinsurance recoverable	28	18
Premium receivable and reinsurance recoverable, net	13,839	3,557
Deferred policy acquisition costs and Value of business acquired	1,592	1,510
Current income taxes	15	—
Deferred income taxes	935	1,186
Other assets	2,769	983
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,724	1,724
Cash and cash equivalents	146	221
Corporate loans, at fair value using the fair value option	870	805
Other assets	24	18
Assets held in separate accounts	92,970	90,552
Assets held for sale	—	20,703
Total assets	$162,861	$180,518

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	March 31, 2021	December 31, 2020
Liabilities and Shareholders' Equity:
Future policy benefits	$10,250	$10,211
Contract owner account balances	42,536	42,414
Payables under securities loan and repurchase agreements, including collateral held	902	353
Short-term debt	1	1
Long-term debt	2,969	3,044
Derivatives	281	387
Pension and other postretirement provisions	333	361
Current income taxes	—	2
Other liabilities	2,172	1,933
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	797	783
Other liabilities	651	684
Liabilities related to separate accounts	92,970	90,552
Liabilities held for sale	—	18,615
Total liabilities	153,862	169,340

Commitments and Contingencies (Note 13)

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2021 and 2020 respectively)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 145,372,932 and 143,342,468 shares issued as of 2021 and 2020, respectively; 121,221,645 and 124,237,363 shares outstanding as of 2021 and 2020, respectively)	2	2
Treasury stock (at cost; 24,151,287 and 19,105,105 shares as of 2021 and 2020, respectively)	(1,301)	(1,016)
Additional paid-in capital	11,177	11,183
Accumulated other comprehensive income (loss)	1,910	4,898
Retained earnings (deficit):
Unappropriated	(3,857)	(4,957)
Total Voya Financial, Inc. shareholders' equity	7,931	10,110
Noncontrolling interest	1,068	1,068
Total shareholders' equity	8,999	11,178
Total liabilities and shareholders' equity	$162,861	$180,518

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Net investment income	$714	$698
Fee income	458	505
Premiums	(4,987)	608
Net realized capital gains (losses):
Total impairments	—	(20)
Other net realized capital gains (losses)	1,742	(213)
Total net realized capital gains (losses)	1,742	(233)
Other revenue	110	92
Income (loss) related to consolidated investment entities:
Net investment income	6	15
Total revenues	(1,957)	1,685
Benefits and expenses:
Policyholder benefits	(4,434)	596
Interest credited to contract owner account balances	244	286
Operating expenses	602	640
Net amortization of Deferred policy acquisition costs and Value of business acquired	539	76
Interest expense	49	40
Operating expenses related to consolidated investment entities:
Interest expense	5	3
Total benefits and expenses	(2,995)	1,641
Income (loss) from continuing operations before income taxes	1,038	44
Income tax expense (benefit)	(48)	(6)
Income (loss) from continuing operations	1,086	50
Income (loss) from discontinued operations, net of tax	14	(130)
Net income (loss)	1,100	(80)
Less: Net income (loss) attributable to noncontrolling interest	—	6
Net income (loss) available to Voya Financial, Inc.	1,100	(86)
Less: Preferred stock dividends	14	14
Net income (loss) available to Voya Financial, Inc.'s common shareholders	1,086	(100)

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$8.74	$0.23
Income (loss) available to Voya Financial, Inc.'s common shareholders	$8.85	$(0.76)

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$8.19	$0.22
Income (loss) available to Voya Financial, Inc.'s common shareholders	$8.29	$(0.73)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$1,100	$(80)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(3,494)	(1,884)
Impairments	4	—
Pension and other postretirement benefits liability	—	(1)
Other comprehensive income (loss), before tax	(3,490)	(1,885)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(502)	(395)
Other comprehensive income (loss), after tax	(2,988)	(1,490)
Comprehensive income (loss)	(1,888)	(1,570)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	6
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(1,888)	$(1,576)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2021 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of January 1, 2021	$—	$2	$(1,016)	$11,183	$4,898	$(4,957)	$10,110	$1,068	$11,178
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	1,100	1,100	—	1,100
Reversal of Other Comprehensive Income (Loss) due to Individual Life Transaction	—	—	—	—	(913)	—	(913)	—	(913)
Other comprehensive income (loss), after tax	—	—	—	—	(2,075)	—	(2,075)	—	(2,075)
Total comprehensive income (loss)							(1,888)	—	(1,888)
Common stock issuance	—	—	—	2	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(235)	(20)	—	—	(255)	—	(255)
Dividends on preferred stock	—	—	—	(14)	—	—	(14)	—	(14)
Dividends on common stock	—	—	—	(20)	—	—	(20)	—	(20)
Share-based compensation	—	—	(50)	46	—	—	(4)	—	(4)
Balance as of March 31, 2021	$—	$2	$(1,301)	11,177	$1,910	$(3,857)	$7,931	$1,068	$8,999

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of January 1, 2020	$—	$2	$(460)	$11,184	$3,331	$(4,718)	$9,339	$822	$10,161
Adjustment for adoption of ASU 2016-13	—	—	—	—	—	(33)	(33)	—	(33)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(86)	(86)	6	(80)
Other comprehensive income (loss), after tax	—	—	—	—	(1,490)	—	(1,490)	—	(1,490)
Total comprehensive income (loss)							(1,576)	6	(1,570)
Common stock issuance	—	—	—	2	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(406)	40	—	—	(366)	—	(366)
Dividends on preferred stock	—	—	—	(14)	—	—	(14)	—	(14)
Dividends on common stock	—	—	—	(20)	—	—	(20)	—	(20)
Share-based compensation	—	—	(16)	40	—	—	24	—	24
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	10	10
Balance as of March 31, 2020	$—	$2	$(882)	$11,232	$1,841	$(4,837)	$7,356	$838	$8,194

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
		(As adjusted)
Cash Flows from Operating Activities:
Net cash used in operating activities - continuing operations	$(697)	$(104)
Net cash (used in) provided by operating activities - discontinued operations	(239)	28
Net cash (used in) operating activities	(936)	(76)
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,446	1,185
Equity securities	168	2
Mortgage loans on real estate	160	144
Limited partnerships/corporations	316	71
Acquisition of:
Fixed maturities	(1,889)	(1,537)
Equity securities	(247)	(1)
Mortgage loans on real estate	(184)	(234)
Limited partnerships/corporations	(77)	(112)
Short-term investments, net	(31)	(12)
Derivatives, net	(19)	174
Sales from consolidated investment entities	65	63
Purchases within consolidated investment entities	(155)	(206)
Collateral (delivered) received, net	105	(96)
Other, net	418	(11)
Net cash provided by (used in) investing activities - discontinued operations	594	(241)
Net cash provided by (used in) investing activities	670	(811)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,584	2,038
Maturities and withdrawals from investment contracts	(1,449)	(1,399)
Settlements on deposit contracts	(2)	(2)
Repayment of debt with maturities of more than three months	(85)	—
Borrowings of consolidated investment entities	17	122
Repayments of borrowings of consolidated investment entities	—	(176)
Contributions from (distributions to) participants in consolidated investment entities, net	—	348
Proceeds from issuance of common stock, net	2	2
Share-based compensation	(40)	(14)
Common stock acquired - Share repurchase	(255)	(366)
Dividends paid on common stock	(20)	(20)
Dividends paid on preferred stock	(14)	(14)
Principal payments for financing leases	(6)	(5)
Net cash provided by financing activities - discontinued operations	—	213
Net cash (used in) provided by financing activities	(268)	727
Net decrease in cash and cash equivalents	(534)	(160)
Cash and cash equivalents, beginning of period	1,922	1,472
Cash and cash equivalents, end of period	1,388	1,312
Less: Cash and cash equivalents of discontinued operations, end of period	218	279
Cash and cash equivalents of continuing operations, end of period	$1,170	$1,033

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

On March 15, 2021, the Company announced several updates to our operating model and leadership team. In conjunction with those updates, the Retirement and Employee Benefits segments were renamed to Wealth Solutions and Health Solutions, respectively. The Company will continue to provide its principal products and services through three segments: Wealth Solutions, Investment Management and Health Solutions. In addition, the Company includes in Corporate activities that are not directly related to its segments and certain run-off activities that are not meaningful to the Company's business strategy. See the Segments Note to these Condensed Consolidated Financial Statements.

On January 4, 2021, the Company completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the shares of the capital stock of Security Life of Denver Company ("SLD") and Security Life of Denver International Limited ("SLDI"), including the capital stock of several subsidiaries of SLD and SLDI. The Company will continue to hold an insignificant number of Individual Life, and non-Wealth Solutions annuities policies which together with the businesses sold through divestment or reinsurance will be referred to as "divested businesses".

Concurrently with the sale, SLD entered into reinsurance agreements with insurance subsidiaries of the Company. Pursuant to these agreements, the Company's subsidiaries reinsured to SLD certain individual life insurance and annuities businesses. The sale of SLD, SLDI and several of their subsidiaries along with the aforementioned reinsurance transactions are referred to herein as the "Individual Life Transaction". The Individual Life Transaction resulted in the disposition of substantially all of our life insurance and legacy non-Wealth Solutions annuity businesses and related assets.

On February 8, 2021, we entered into an agreement with Cetera Financial Group, Inc. (“Cetera”), one of the nation's largest networks of independently managed broker-dealers, pursuant to which Cetera will acquire the independent financial planning channel of VFA. In connection with this transaction, we expect to transfer approximately 900 independent financial professionals serving retail customers with approximately $40 billion in assets to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our Wealth Solutions business. The transaction is expected to close in the second or third quarter of 2021. The closing is subject to certain conditions, including the receipt of required regulatory approvals.

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

The Condensed Consolidated Financial Statements include the accounts of Voya Financial, Inc. and its subsidiaries, as well as other voting interest entities ("VOEs") and variable interest entities ("VIEs") in which the Company has a controlling financial interest. Intercompany transactions and balances have been eliminated. See the Consolidated and Nonconsolidated Investment Entities Note to these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2021, its results of operations, comprehensive income and changes in shareholders' equity for the three months ended March 31, 2021 and 2020, and its statements of cash flows for the three months ended March 31, 2021 and 2020, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

The December 31, 2020 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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
• Ownership changes in investments - changes from a subsidiary to an equity method investment,
• Separate financial statements of entities not subject to tax,
• Interim-period accounting for enacted changes in tax law, and
• The year-to-date loss limitation in interim-period tax accounting.
		January 1, 2021 on a prospective basis, except for those provisions that required retrospective or modified retrospective method.	Adoption of the ASU did not have an impact on the Company's financial condition, results of operations, or cash flows.

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

The Individual Life Transaction

Sale of legal entities

Pursuant to the Company executing the Resolution MTA and the Individual Life Transaction, the Company sold five of its legal subsidiaries, SLD, SLDI, Roaring River II ("RRII"), Midwestern United Life Insurance Company ("MUL") and Voya American Equities, Inc. ("VAE") to Resolution Life US. Resolution Life US is an insurance holding company newly formed by Resolution Life Group Holdings, L.P., a Bermuda-based limited partnership (“RLGH”).

The purchase price received by the Company at the closing was based on estimated amounts and is subject to a post-close true-up mechanism pursuant to which the purchase price will be adjusted based on SLD's adjusted book value as of the closing date.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

This true-up is expected to happen in the second half of 2021. In addition to cash consideration, proceeds include an approximately $225 interest in RLGH and certain other affiliates of Resolution Life US, and $123 principal amount in surplus notes issued by SLD. In connection with the closing, the Company agreed to defer receipt of $100 in cash proceeds for a period of up to 42 months, subject to an adjustment mechanism based on certain financial contingencies affecting SLD over that period. In addition, in connection with the unwind of certain guarantee obligations affecting portions of SLD's business, in lieu of $60 of cash proceeds, the Company has received approximately $60 in additional preferred equity interests in Resolution Life US affiliates.

Concurrent with the execution of the Resolution MTA, RLGH provided the Company with a limited guarantee to guarantee its financial obligations for an amount not to exceed $1.3 billion, subject to the terms and conditions in the Resolution MTA. The limited guarantee terminated upon closing of the Individual Life Transaction on January 4, 2021.

The Company has determined that the entities disposed of met the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company’s operations. Accordingly, the results of operations of the entities sold have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, and the assets and liabilities of the businesses have been classified for 2020 as held for sale and segregated for all periods presented in the Condensed Consolidated Balance Sheets. A business classified as held for sale is recorded at the lower of its carrying value or estimated fair value less cost to sell. If the carrying value exceeds its estimated fair value less cost to sell, a loss is recognized.

The results of discontinued operations are reported in "Income (loss) from discontinued operations, net of tax" in the accompanying Condensed Consolidated Statements of Operations for all periods presented. As of December 31, 2020, the Company recorded an estimated loss on sale, net of tax of $1,466 to write down the carrying value of the businesses held for sale to estimated fair value, which is based on the estimated sales price of the Individual Life Transaction as of December 31, 2020, less cost to sell and other adjustments in accordance with the Resolution MTA. In addition, Income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2021 includes an estimated reduction on the loss on sale, net of tax of $14. The estimated loss on sale, net of tax as of March 31, 2021 of $1,452 represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell. The estimated loss on sale is subject to a true-up mechanism that is expected to be completed in the second half of 2021 which may result in changes to the purchase price and may impact the final loss on sale related to the Individual Life Transaction which will result in changes to be recorded in the Company's Condensed Statement of Operations in future periods.

Furthermore, in connection with the close of the Individual Life Transaction, the Company reversed $913 of Additional other comprehensive income, net of tax that was previously recorded and related to the entities sold. As a result of the transaction, the Company incurred loss recognition of $523, which is inclusive $302 of DAC / VOBA write down and $221 of premium deficiency reserve. The DAC/VOBA write down and the premium deficiency reserve were recorded in Net amortization of DAC/VOBA and Policyholder benefits, respectively in the Condensed Consolidated Financial Statements for the three months ended March 31, 2021.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the major categories of assets and liabilities classified as held for sale related to the Individual Life Transaction in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2020:

December 31, 2020
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$13,317
Fixed maturities, at fair value using the fair value option	682
Mortgage loans on real estate, net of valuation allowance	1,242
Policy loans	999
Derivatives	443
Other investments(1)	368
Securities pledged	4
Total investments	17,055
Cash and cash equivalents	420
Short-term investments under securities loan agreements, including collateral delivered	2
Premium receivable and reinsurance recoverable, net	2,783
Deferred policy acquisition costs and Value of business acquired	289
Current income taxes	—
Deferred income taxes	(831)
Other assets(2)	826
Assets held in separate accounts	1,625
Write-down of businesses held for sale to fair value less cost to sell	(1,466)
Total assets held for sale	$20,703

Liabilities:
Future policy benefits and contract owner account balances	$15,675
Payables under securities loan and repurchase agreements, including collateral held	300
Derivatives	117
Notes payable	219
Other liabilities	679
Liabilities related to separate accounts	1,625
Total liabilities held for sale	$18,615
(1) Includes Other investments, Equity securities, Limited partnerships/corporations and Short-term investments.
(2) Includes Other assets and Accrued investment income.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction (closed on January 4, 2021) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Revenues:
Net investment income	$—	$169
Fee income	—	174
Premiums	—	7
Total net realized capital gains (losses)	—	(26)
Other revenue	—	(2)
Total revenues	—	322
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	238
Operating expenses	—	26
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	12
Interest expense	—	2
Total benefits and expenses	—	278
Income (loss) from discontinued operations before income taxes	—	44
Income tax expense (benefit)	—	9
Adjustment to loss on sale, net of tax	14	(165)
Income (loss) from discontinued operations, net of tax	$14	$(130)

Reinsurance

Concurrently with the sale of the Company's Individual Life business, the Company's wholly owned subsidiaries Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York ("RLNY"), and Voya Retirement Insurance and Annuity Company ("VRIAC"), each of which is a direct or indirect wholly owned subsidiary of the Company entered into four reinsurance agreements with SLD. Pursuant to these agreements, RLI and VRIAC ceded to SLD a 100% quota share, and RLNY ceded to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. The reinsurance obligation with counterparty SLD are secured by collateralized assets held in a trust. Additionally, RLI entered into a reinsurance agreement, on a coinsurance basis with funds withheld, with a subsidiary of Resolution Life. RLI, RLNY, and VRIAC continue to be subsidiaries of the Company. The reinsurance transaction does not extinguish the Company’s primary liability to its policyholders. As a result of the reinsurance transactions on January 4, 2021, the Company reinsured $11.4 billion of policyholder liabilities under indemnity coinsurance and modified coinsurance arrangements. As of January 4, 2021, reinsurance recoverable associated with these transactions was $10.4 billion. The Company ceded $5.6 billion in premiums and $5.5 billion in policyholder benefits. The Company transferred invested assets with a fair market value of $10.8 billion and cash of $427 as consideration for the reinsurance arrangements. As a result of the transfer of invested assets the Company recognized $1.9 billion in pre-tax realized gains. The Company also recognized non-cash assets of $345 and $1.7 billion relating to the pre-tax net cost of reinsurance asset and deposit asset on January 4, 2021 as a result of entering into the reinsurance agreements.

Furthermore, at the close of the Individual Life Transaction on January 4, 2021, we have $1.3 billion of pre-tax deferred intangibles associated with the divested businesses. The deferred intangibles consist of (1) existing DAC, VOBA and URR balances on businesses already exited via reinsurance and for the portion of the transaction that involves a sale through reinsurance, (2) existing deferred Cost of reinsurance (“COR”) on businesses already exited via reinsurance and (3) deferred COR established as a result of the Individual Life Transaction. The deferred intangibles are amortized as a charge to earnings over the life of the underlying policies. Additionally, for the portion of the reinsurance transactions that involve policies that do not meet risk transfer, a deposit asset was established in the amount of $1.7 billion on a pre-tax basis. This relates to liabilities related to Contract owner account balances that currently exist for the related underlying policies. The quarterly pre-tax impact

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

of the amortization of the deferred intangibles was $24 and the amortization of the deposit asset is largely offset by the interest credited to policyholders. The amortization of the deferred intangibles and the deposit asset has been classified as a component of Income (loss) related to businesses exited or to be exited via reinsurance which is an adjustment to Income (loss) from continuing operations before income taxes to calculate Adjusted operating earnings before taxes and consequently are not included in the adjusted operating results of our segments. Additionally, we would expect the annual impact of the amortization of the deferred intangibles and deposit asset to decline over time.

The reinsurance agreements along with the sale of the legal entities noted above resulted in the disposition of substantially all of the Company's life insurance and legacy non-wealth solutions annuity businesses. The revenues and net results of the Individual Life and Annuities businesses that were disposed of via reinsurance are reported in businesses exited or to be exited through reinsurance or divestment which is an adjustment to the Company's U.S. GAAP revenues and earnings measures to calculate Adjusted operating revenues and Adjusted operating earnings before income taxes, respectively.

Information regarding the effect of reinsurance on the Consolidated Balance Sheets is as follows as of the periods indicated:

	March 31, 2021
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$165	$11	$(221)	$(45)
Reinsurance recoverable, net of allowance for credit losses	—	—	13,884	13,884
Total	$165	$11	$13,663	$13,839

Liabilities
Future policy benefits and contract owner account balances	$52,771	$15	$(13,884)	$38,902
Liability for funds withheld under reinsurance agreements	218	—	—	218
Total	$52,989	$15	$(13,884)	$39,120

Information regarding the effect of reinsurance on the Consolidated Statement of Operations is as follows for the periods indicated:

March 31,
2021
Premiums:
Direct premiums	$772
Reinsurance assumed	9
Reinsurance ceded	(5,768)
Net premiums	$(4,987)

Fee income:
Gross fee income	$458
Reinsurance ceded	—
Net fee income	$458

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,967
Reinsurance assumed	32
Reinsurance ceded(1)	(6,189)
Net interest credited and other benefits to contract owners / policyholders	$(4,190)
(1) Includes $5,788 amounts paid to reinsurers in connection with the Company's UL contracts for the three months ended March 31, 2021.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2021:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$744	$213	$—	$—	$957	$—
U.S. Government agencies and authorities	47	12	—	—	59	—
State, municipalities and political subdivisions	887	85	2	—	970	—
U.S. corporate public securities	10,378	1,403	108	—	11,673	—
U.S. corporate private securities	4,884	460	48	—	5,296	—
Foreign corporate public securities and foreign governments(1)	3,285	355	29	—	3,611	—
Foreign corporate private securities(1)	3,570	299	32	—	3,821	16
Residential mortgage-backed securities	4,694	180	21	15	4,868	—
Commercial mortgage-backed securities	3,555	165	26	—	3,694	—
Other asset-backed securities	2,025	33	11	—	2,045	2
Total fixed maturities, including securities pledged	34,069	3,205	277	15	36,994	18
Less: Securities pledged	850	169	70	—	949	—
Total fixed maturities	$33,219	$3,036	$207	$15	$36,045	$18
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2021, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$705	$717
After one year through five years	4,291	4,568
After five years through ten years	6,161	6,752
After ten years	12,638	14,350
Mortgage-backed securities	8,249	8,562
Other asset-backed securities	2,025	2,045
Fixed maturities, including securities pledged	$34,069	$36,994

As of March 31, 2021 and December 31, 2020, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2021
Communications	$1,253	$215	$5	$1,463
Financial	3,593	415	37	3,971
Industrial and other companies	9,639	985	86	10,538
Energy	1,986	275	27	2,234
Utilities	3,918	477	20	4,375
Transportation	1,217	99	35	1,281
Total	$21,606	$2,466	$210	$23,862

December 31, 2020
Communications	$1,629	$425	$1	$2,053
Financial	4,419	811	3	5,227
Industrial and other companies	11,670	2,088	15	13,743
Energy	2,594	474	28	3,040
Utilities	4,963	944	1	5,906
Transportation	1,331	196	23	1,504
Total	$26,606	$4,938	$71	$31,473

The Company invests in various categories of collateralized mortgage obligations (CMOs), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2021 and December 31, 2020, approximately 44.2% and 44.5%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of March 31, 2021 and December 31, 2020, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of March 31, 2021, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transaction was $80 and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets. As of December 31, 2020, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $82. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Pledged

The Company engages in securities lending whereby the initial collateral is required at a rate of 103% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of March 31, 2021 and December 31, 2020, the fair value of loaned securities was $655 and $197, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2021 and December 31, 2020, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $614 and $106, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, liabilities to return collateral of $614 and $106, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2021 and December 31, 2020, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $60 and $96, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	March 31, 2021	December 31, 2020
U.S. Treasuries	$32	$90
U.S. Government agencies and authorities	3	3
U.S. corporate public securities	366	76
Equity Securities	5	—
Common Stock	68	—
Foreign corporate public securities and foreign governments	200	33
Payables under securities loan agreements	$674	$202

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

Three Months Ended March 31, 2021
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$2	$1	$15	$8	$26
Credit losses on securities for which credit losses were not previously recorded	—	—	—	—	—
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	(2)	(1)	1	(6)	(8)
Write-offs	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—
Balance as of March 31	$—	$—	$16	$2	$18

Year Ended December 31, 2020
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	2	1	15	8	26
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—
Balance as of December 31	$2	$1	$15	$8	$26

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of March 31, 2021:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$21	$—	6	$—	$—	—	$21	$—	6
State, municipalities and political subdivisions	58	2	14	—	—	—	58	2	14
U.S. corporate public securities	1,777	103	455	37	5	5	1,814	108	460
U.S. corporate private securities	520	23	42	167	25	10	687	48	52
Foreign corporate public securities and foreign governments	531	27	99	8	2	3	539	29	102
Foreign corporate private securities	142	31	13	53	1	6	195	32	19
Residential mortgage-backed	544	10	151	365	11	101	909	21	252
Commercial mortgage-backed	405	6	66	445	20	64	850	26	130
Other asset-backed	211	4	63	198	7	79	409	11	142
Total	$4,209	$206	909	$1,273	$71	268	$5,482	$277	1,177

The Company concluded that an allowance for credit losses was unnecessary for these securities because the unrealized losses are interest rate related.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of December 31, 2020:

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

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of March 31, 2021. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, increased $138 from $139 to $277 for the three months ended March 31, 2021. The increase in gross unrealized capital losses was primarily due to non-credit related market factors.

At March 31, 2021, $22 of the total $277 of gross unrealized losses were from 8 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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

The following table identifies the Company's impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2021			2020
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	—		—	19		2
Residential mortgage-backed	—	*	7	1		8
Commercial mortgage-backed	—	*	1	—	*	1
Total	$—	*	8	$20		11
Credit Impairments	$—			$—
Intent Impairments	$—			$20
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three months ended March 31, 2021, the Company had one new commercial mortgage loan troubled debt restructuring with a pre and post modification carrying value of $5. For the three months ended March 31, 2021, the Company did not have any new private placement troubled debt restructuring. For the three months ended March 31, 2020, the Company did not have any new commercial mortgage loan or new private placement troubled debt restructuring.

For the three months ended March 31, 2021 and March 31, 2020, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of March 31, 2021 and December 31, 2020, respectively.

	As of March 31, 2021
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2021	$42	$98	$39	$—	$—	$179
2020	174	238	69	—	—	481
2019	243	227	93	—	—	563
2018	158	74	48	—	—	280
2017	598	326	4	—	1	929
2016	479	268	1	—	—	748
2015 and prior	2,011	450	22	—	—	2,483
Total	$3,705	$1,681	$276	$—	$1	$5,663

	As of December 31, 2020
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$202	$251	$39	$—	$—	$492
2019	327	230	125	—	—	682
2018	211	158	73	—	—	442
2017	645	427	5	—	—	1,077
2016	627	313	2	—	—	942
2015 and prior	2,525	648	22	—	—	3,195
Total	$4,537	$2,027	$266	$—	$—	$6,830

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of March 31, 2021 and December 31, 2020, respectively.

	As of March 31, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2021	$123	$56	$—	$—	$—	$179
2020	388	82	11	—	—	481
2019	382	85	40	56	—	563
2018	113	63	73	31	—	280
2017	509	234	118	68	—	929
2016	629	89	26	4	—	748
2015 and prior	2,115	216	99	53	—	2,483
Total	$4,259	$825	$367	$212	$—	$5,663

	As of December 31, 2020
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$356	$116	$20	$—	$—	$492
2019	455	108	51	68	—	682
2018	205	90	92	55	—	442
2017	630	243	133	71	—	1,077
2016	841	58	40	3	—	942
2015 and prior	2,714	283	121	77	—	3,195
Total	$5,201	$898	$457	$274	$—	$6,830

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of March 31, 2021 and December 31, 2020, respectively.

	As of March 31, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$67	$6	$7	$11	$28	$39	$—	$—	$21	$179
2020	99	186	40	38	39	39	2	14	24	481
2019	69	145	14	151	65	56	15	14	34	563
2018	66	96	61	17	22	12	—	6	—	280
2017	131	95	384	142	77	57	6	37	—	929
2016	199	142	177	42	65	89	10	18	6	748
2015 and prior	639	535	432	181	239	218	63	139	37	2,483
Total	$1,270	$1,205	$1,115	$582	$535	$510	$96	$228	$122	$5,663

	As of December 31, 2020
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$107	$187	$41	$39	$38	$39	$2	$15	$24	$492
2019	98	194	21	169	69	61	18	13	39	682
2018	105	141	70	37	59	15	—	15	—	442
2017	172	125	417	155	102	62	6	38	—	1,077
2016	274	174	185	46	103	114	13	27	6	942
2015 and prior	890	684	521	237	299	290	70	160	44	3,195
Total	$1,646	$1,505	$1,255	$683	$670	$581	$109	$268	$113	$6,830

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of March 31, 2021 and December 31, 2020, respectively.

	As of March 31, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$7	$21	$68	$83	$—	$—	$—	$179
2020	$58	$91	$166	$166	$—	$—	$—	$481
2019	47	98	309	82	27	—	—	563
2018	46	91	104	16	4	19	—	280
2017	112	458	197	159	3	—	—	929
2016	130	258	187	156	8	5	4	748
2015 and prior	942	389	473	320	96	212	51	2,483
Total	$1,342	$1,406	$1,504	$982	$138	$236	$55	$5,663

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2020
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$59	$94	$165	$174	$—	$—	$—	$492
2019	55	111	384	95	37	—	—	682
2018	77	109	191	25	5	35	—	442
2017	138	505	252	178	4	—	—	1,077
2016	175	301	255	187	10	9	5	942
2015 and prior	1,276	484	570	426	117	268	54	3,195
Total	$1,780	$1,604	$1,817	$1,085	$173	$312	$59	$6,830

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2021	December 31, 2020
Allowance for credit losses, beginning of period	$89	$16	(1)
Credit losses on mortgage loans for which credit losses were not previously recorded	1	7
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	(14)	—
Increase (decrease) on mortgage loans with allowance recorded in previous period	(18)	69
Provision for expected credit losses	58	92
Write-offs	—	(3)
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, end of period	$58	$89
(1) On January 1, 2020, as a result of implementing ASU 2016-13 Measurement of Credit Losses of Financial Instruments, the company recorded a transition adjustment on a continuing basis for Allowance for credit losses on mortgage loans on real estate of $15.

While still heavily impacted by COVID-19, the Commercial Mortgage Loan portfolio allowance decreased by $31 during the first quarter. We continue to observe distress in the hotel sector.

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

The following table presents past due commercial mortgage loans as of the dates indicated:

	March 31, 2021	December 31, 2020
Delinquency:
Current	$5,658	$6,825
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	5	5
Total	$5,663	$6,830

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of March 31, 2021, the company had one commercial mortgage loan in non-accrual status. As of December 31, 2020, the Company had one commercial mortgage loan in non-accrual status. There was no interest income recognized on loans in non-accrual status for the three months ended March 31, 2021 and year ended December 31, 2020.

As of March 31, 2021 and December 31, 2020, the Company had no commercial mortgage loans that were over 90 days or more past due but are not on non-accrual status. The Company had no commercial mortgage loans on non-accrual status for which there is no related allowance for credit losses as of March 31, 2021.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Fixed maturities	$515	$571
Equity securities	5	3
Mortgage loans on real estate	61	74
Policy loans	6	11
Short-term investments and cash equivalents	1	2
Other	143	55
Gross investment income	731	716
Less: investment expenses	17	18
Net investment income	$714	$698

As of March 31, 2021 and December 31, 2020, the Company had $2 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Fixed maturities, available-for-sale, including securities pledged	$1,768	$(36)
Fixed maturities, at fair value option	(248)	33
Equity securities	6	(10)
Derivatives	23	(30)
Embedded derivatives - fixed maturities	(5)	8
Guaranteed benefit derivatives	57	(193)
Mortgage Loans	138	(5)
Other investments	3	—
Net realized capital gains (losses)	$1,742	$(233)

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Proceeds on sales	$9,631	$467
Gross gains	1,697	11
Gross losses	2	20

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2021			December 31, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$22	$—	$—	$22	$—	$—
Foreign exchange contracts	683	4	38	756	4	43
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	18,943	189	237	19,837	195	328
Foreign exchange contracts	180	1	2	122	—	3
Equity contracts	255	11	3	412	16	12
Credit contracts	207	—	1	223	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	—	15	—	N/A	20	—
Within products	—	—	41	N/A	—	95
Within reinsurance agreements	—	—	192	N/A	—	163
Managed custody guarantees	—	—	—	N/A	—	4
Total		$220	$514		$235	$649
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2021 and December 31, 2020. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	March 31, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$207	$—	$1
Equity contracts	202	11	3
Foreign exchange contracts	863	5	40
Interest rate contracts	16,259	189	237
		205	281
Counterparty netting(1)		(197)	(197)
Cash collateral netting(1)		(6)	(32)
Securities collateral netting(1)		—	(34)
Net receivables/payables		$2	$18
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	December 31, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$223	$—	$1
Equity contracts	306	16	12
Foreign exchange contracts	878	4	46
Interest rate contracts	17,331	195	328
		215	387
Counterparty netting(1)		(207)	(207)
Cash collateral netting(1)		(2)	(140)
Securities collateral netting(1)		—	(35)
Net receivables/payables		$6	$5
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

As of March 31, 2021, the Company held $3 and pledged $32 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2020, the Company held $5 and $140 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2021, the Company delivered $214 of securities and held $1 of securities as collateral. As of December 31, 2020, the Company delivered $170 of securities and held no securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the period indicated:

	Three Months Ended March 31,
	2021		2020
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net realized capital gains/(losses)	Net investment income	Net investment income and Other net realized capital gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(1)	$6	$2	$92
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	(3)	—	3

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Three Months Ended March 31,
	2021		2020
	Net Investment Income	Other net realized capital gains/(losses)	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$714	$1,742	$698	$(213)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	(5)	3	—

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2021	2020
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$25	$(37)
Foreign exchange contracts	Other net realized capital gains (losses)	—	7
Equity contracts	Other net realized capital gains (losses)	3	—
Credit contracts	Other net realized capital gains (losses)	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	(5)	8
Within products	Other net realized capital gains (losses)	35	(167)
Within reinsurance agreements	Policyholder benefits	52	65
Managed custody guarantees	Other net realized capital gains (losses)	4	(26)
Total		$114	$(148)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$719	$238	$—	$957
U.S. Government agencies and authorities	—	59	—	59
State, municipalities and political subdivisions	—	970	—	970
U.S. corporate public securities	—	11,613	60	11,673
U.S. corporate private securities	—	3,712	1,584	5,296
Foreign corporate public securities and foreign governments(1)	—	3,604	7	3,611
Foreign corporate private securities(1)	—	3,441	380	3,821
Residential mortgage-backed securities	—	4,821	47	4,868
Commercial mortgage-backed securities	—	3,694	—	3,694
Other asset-backed securities	—	1,976	69	2,045
Total fixed maturities, including securities pledged	719	34,128	2,147	36,994
Equity securities	136	—	257	393
Derivatives:
Interest rate contracts	1	188	—	189
Foreign exchange contracts	—	5	—	5
Equity contracts	—	11	—	11
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,006	313	—	2,319
Assets held in separate accounts	86,878	5,855	237	92,970
Total assets	$89,740	$40,500	$2,641	$132,881
Percentage of Level to total	68%	30%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives(2)	—	—	41	41
Other derivatives:
Interest rate contracts	18	219	—	237
Foreign exchange contracts	—	40	—	40
Equity contracts	—	3	—	3
Credit contracts	—	1	—	1
Embedded derivative on reinsurance	—	104	88	192
Total liabilities	$18	$367	$129	$514
(1) Primarily U.S. dollar denominated.
(2)Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

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

Embedded derivatives on reinsurance: The carrying value of embedded derivatives is estimated based upon the change in the fair value of the assets supporting the funds withheld payable under reinsurance agreements. The fair value of the embedded derivative is based on market observable inputs and is classified as Level 2. The remaining derivative instruments are classified as Level 3 and are estimated using the income approach. The fair value is calculated by estimating future cash flows for a certain discrete projection period, estimating the terminal value, if appropriate, and discounting these amounts to present value at a rate of return that considers the relative risk of the cash flows and the time value of money.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended March 31, 2021
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$93	$3	$(5)	$1	$—	$(32)	$—	$—	$—	$60	$—	$(5)
U.S. corporate private securities	1,900	50	(96)	57	—	(327)	(48)	76	(28)	1,584	(1)	(94)
Foreign corporate public securities and foreign governments(1)	—	—	—	7	—	—	—	—	—	7	—	—
Foreign corporate private securities(1)	457	7	(10)	—	—	(47)	(27)	—	—	380	1	(10)
Residential mortgage-backed securities	43	(3)	—	16	—	(7)	—	—	(2)	47	(3)	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	61	—	(2)	7	—	(4)	(15)	22	—	69	—	(2)
Total fixed maturities, including securities pledged	2,554	57	(113)	88	—	(417)	(90)	98	(30)	2,147	(3)	(111)
Equity securities	172	10	—	224	—	(140)	(9)	—	—	257	10	—
Derivatives:
Guaranteed benefit derivatives(2)(5)	(99)	57	—	—	—	—	1	—	—	(41)	—	—
Other derivatives, net	1	—	—	—	—	—	(1)	—	—	—	(1)	—
Embedded derivatives on reinsurance	—	1	—	—	(89)	—	—	—	—	(88)	—	—
Assets held in separate accounts(4)	222	1	—	33	—	(1)	—	—	(18)	237	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended March 31, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$74	$—	$—	$—	$—	$—	$(3)	$—	$(5)	$66	$—	$—
U.S. corporate private securities	1,457	1	(74)	46	—	(3)	(82)	—	(54)	1,291	—	(74)
Foreign corporate public securities and foreign governments(1)	—	—	—	4	—	—	—	—	—	4	—	—
Foreign corporate private securities(1)	328	(3)	(51)	3	—	(4)	—	10	(6)	277	—	(51)
Residential mortgage-backed securities	23	(2)	—	17	—	—	—	—	(8)	30	(2)	—
Other asset-backed securities	78	—	—	10	—	—	(1)	—	—	87	—	—
Total fixed maturities, including securities pledged	1,960	(4)	(125)	80	—	(7)	(86)	10	(73)	1,755	(2)	(125)
Equity securities, available-for-sale	128	(9)	—	—	—	—	—	—	—	119	(9)	—
Derivatives:
Guaranteed benefit derivatives (2)(5)	(60)	(193)	—	—	—	—	—	—	—	(253)	—	—
Assets held in separate accounts(4)	116	(3)	—	47	—	(1)	—	—	(18)	141	—	—
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCG

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2021 and 2020, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.
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
The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$36,994	$36,994	$47,029	$47,029
Equity securities	393	393	242	242
Mortgage loans on real estate	5,663	6,044	6,830	7,316
Policy loans	424	424	718	718
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,319	2,319	2,012	2,012
Derivatives	205	205	215	215
Deposit assets(4)	1,555	1,648	—	—
Other investments	109	111	285	368
Assets held in separate accounts	92,970	92,970	90,552	90,552
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$35,430	$42,338	$35,545	$45,576
Funding agreements with fixed maturities	1,199	1,201	796	795
Supplementary contracts, immediate annuities and other	886	871	912	800
Derivatives:
Guaranteed benefit derivatives(2)	41	41	99	99
Other derivatives	281	281	387	387
Short-term debt	1	1	1	1
Long-term debt	2,969	3,391	3,044	3,043
Deposit liabilities(3)	1,831	2,034	—	—
Embedded derivative on reinsurance	192	192	163	163
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(2) Includes GMWBL, GMWB, FIA, Stabilizer and MCG.
(3) Included in Other liabilities on the Condensed Consolidated Balance Sheets.
(4) Included in Other assets on the Condensed Consolidated Balance Sheets.

The following table presents the classifications of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Notes receivable	Level 2
Deposit assets	Level 3
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2
Deposit liabilities	Level 3
Notes Payable	Level 2
6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2021
	DAC	VOBA		Total
Balance as of January 1, 2021	$1,440	$70		$1,510
Impact of ASU 2016-13	—	—		—
Deferrals of commissions and expenses	23	2		25
Amortization:
Amortization, excluding unlocking (2)	(418)	(133)		(551)
Unlocking(1)	(17)	(9)		(26)
Interest accrued	29	9	(2)	38
Net amortization included in Condensed Consolidated Statements of Operations	(406)	(133)		(539)
Change due to unrealized capital gains/(losses) on available-for-sale securities	264	332		596
Balance as of March 31, 2021	$1,321	$271		$1,592

	2020
	DAC	VOBA		Total
Balance as of January 1, 2020	$1,762	$464		$2,226
Impact of ASU 2016-13	3	—		3
Deferrals of commissions and expenses	26	—		26
Amortization:
Amortization, excluding unlocking	(74)	(22)		(96)
Unlocking(1)	(12)	(13)		(25)
Interest accrued	31	14	(2)	45
Net amortization included in Condensed Consolidated Statements of Operations	(55)	(21)		(76)
Change due to unrealized capital gains/(losses) on available-for-sale securities	226	198		424
Balance as of March 31, 2020	$1,962	$641		$2,603
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) During 2021, the Company recognized loss recognition of $301 and $1 for DAC and VOBA, respectively. There was no loss recognition during 2020.
(2) Interest accrued at the following rates for VOBA: 3.5% to 7.2% during 2021 and 3.5% and 7.4% during 2020.

7.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan"), the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan") and the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (the "2019 Omnibus Plan") (together, the "Omnibus Plans"). As of March 31, 2021, common stock reserved and available for issuance under the 2013 Omnibus Plan, the 2014 Omnibus Plan and the 2019 Omnibus Plan was 347,663, 1,883,295 and 10,211,724 shares, respectively.

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan ("Director Plan").

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Restricted Stock Unit (RSU) awards	$18	$18
Performance Stock Unit (PSU) awards	19	18
Stock options	—	2
Total share-based compensation expense	37	38
Income tax benefit	11	19
After-tax share-based compensation expense	$26	$19

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the Director Plan for the periods indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	1.5		$55.86	2.0		$55.48
Adjustment for PSU performance factor	—		—	0.3		53.22
Granted	0.8		56.59	0.7		49.88
Vested	(1.0)		53.05	(0.9)		53.27
Forfeited	—	*	58.74	—	*	58.30
Outstanding as of March 31, 2021	1.3		$57.10	2.1		$54.07
* Less than 0.1

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2021	2.6	$42.29
Granted	—	—
Exercised	(0.2)	38.12
Forfeited	—	—
Outstanding as of March 31, 2021	2.4	$42.71
Vested, exercisable, as of March 31, 2021	1.7	$40.81

8.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2020	140.7	8.4	132.3
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	10.2	(10.2)
Share-based compensation	2.5	0.5	2.0
Balance, December 31, 2020	143.3	19.1	124.2
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	4.2	(4.2)
Share-based compensation	2.0	0.8	1.2
Balance, March 31, 2021	145.3	24.1	121.2

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Dividends declared per share of Common Stock	$0.165	$0.15

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

On January 28, 2021, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $1 billion. The share repurchase authorization expires on March 31, 2022 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions during the three months ended March 31, 2021:

Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
February 11, 2021	$250	3,617,291	(1)	(1)	(1)
December 28, 2020	$150	2,066,472	January 26, 2021	509,909	2,576,381
(1) This arrangement is scheduled to terminate no later than the end of the second quarter of 2021, at which time the Company will settle any positive or negative share balances based on the daily volume-weighted average price of the Company's common stock.

During the three months ended March 31, 2021, the Company repurchased 98,508 shares of the Company's common stock in open market repurchases for an aggregate purchase price of $5.

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The exercise price of the warrants at the time of issuance was $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. On March 12, 2018, ING Group sold its remaining interests in the warrants and no longer owns any warrants. On March 29, 2021, the Company paid a quarterly dividend of $0.165 per share on its common stock. As a consequence, the exercise price of the warrants to purchase shares of common stock was adjusted to $47.84 per share of common stock and the number of shares of common stock for which each warrant is exercisable has been adjusted to 1.002715059. As of March 31, 2021, no warrants have been exercised.

Preferred Stock

As of March 31, 2021 and December 31, 2020, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	March 31, 2021		December 31, 2020
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended March 31,	Per Share	Aggregate	Per Share	Aggregate
2021	$30.625	$10	$13.375	$4
2020	$30.625	$10	$13.375	$4
As of March 31, 2021, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended March 31,
(in millions, except for per share data)	2021	2020
Earnings
Net income (loss) available to common shareholders:
Income (loss) from continuing operations	$1,086	$50
Less: Preferred stock dividends	14	14
Less: Net income (loss) attributable to noncontrolling interest	—	6
Income (loss) from continuing operations available to common shareholders	1,072	30
Income (loss) from discontinued operations, net of tax	14	(130)
Net income (loss) available to common shareholders	$1,086	$(100)

Weighted average common shares outstanding
Basic	122.7	130.9
Dilutive Effects(1):
Warrants	5.4	2.9
RSU awards	1.1	1.2
PSU awards	1.1	1.8
Stock Options	0.6	0.6
Diluted	130.9	137.4

Basic(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$8.74	$0.23
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$0.11	$(0.99)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$8.85	$(0.76)
Diluted(1)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$8.19	$0.22
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$0.10	$(0.94)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$8.29	$(0.73)
(1) For the three months ended March 31, 2021, weighted average shares used for calculating earnings per share excludes the impact of forward contracts related to the share repurchase agreement entered into on February 11, 2021 as the inclusion of these instruments would be antidilutive to the earnings per share calculation. For more information on the share repurchase agreement, see the Shareholders' Equity Note to these Consolidated Financial Statements.
(2) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	March 31,
	2021	2020
Fixed maturities, net of impairment	$2,928	$2,819
Derivatives(1)	62	235
DAC/VOBA adjustment on available-for-sale securities	(728)	(906)
Premium deficiency reserve adjustment	(15)	(146)
Sales inducements and other intangibles adjustment on available-for-sale securities	5	(127)
Other	5	—
Unrealized capital gains (losses), before tax	2,257	1,875
Deferred income tax asset (liability)	(351)	(40)
Net unrealized capital gains (losses)	1,906	1,835
Pension and other postretirement benefits liability, net of tax	4	6
AOCI	$1,910	$1,841
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of March 31, 2021, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $20.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,929)		$594	$(3,335)
Other	2		—	2
Impairments	4		(1)	3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(1,760)		370	(1,390)
DAC/VOBA	1,343	(1)	(282)	1,061
Premium deficiency reserve adjustment	446		(94)	352
Sales inducements and other intangibles	419		(88)	331
Change in unrealized gains (losses) on available-for-sale securities	(3,475)		499	(2,976)

Derivatives:
Derivatives	(9)	(2)	2	(7)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains (losses) on derivatives	(15)		3	(12)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Accumulated other comprehensive income (loss)	$(3,490)		$502	$(2,988)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(2,756)		$578	$(2,178)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	29		(6)	23
DAC/VOBA	592	(1)	(124)	468
Premium deficiency reserve adjustment	103		(22)	81
Sales inducements and other intangibles	58		(12)	46
Change in unrealized gains (losses) on available-for-sale securities	(1,974)		414	(1,560)

Derivatives:
Derivatives	96	(2)	(20)	76
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains (losses) on derivatives	90		(19)	71

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$(1,885)		$395	$(1,490)

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

The Company's effective tax rate for the three months ended March 31, 2021 was (4.6)%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the release of a stranded tax benefit in Other Comprehensive Income due to the Individual Life Transaction and the effect of the dividends received deduction ("DRD").

The Company's effective tax rate for the three months ended March 31, 2020 was (13.6)%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD, nondeductible expenses, and tax credits.

Tax Regulatory Matters

For the tax years 2019 through 2021, the Company participated in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2019 and 2020 tax years, the Company was in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS did not conduct any review or provide any letters of assurance for those tax years.

12.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt securities issued and outstanding as of March 31, 2021 and December 31, 2020:

	Issuer	Maturity	March 31, 2021	December 31, 2020
3.125% Senior Notes, due 2024 (2)(3)	Voya Financial, Inc.	07/15/2024	$375	$398
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	444	497
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	395	395
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	Voya Financial, Inc.	01/23/2048	345	345
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	Voya Financial, Inc.	05/15/2053	739	739
7.25% Voya Holdings Inc. debentures, due 2023(1)	Voya Holdings, Inc.	08/15/2023	139	139
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings, Inc.	08/15/2026	139	138
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings, Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	14	14
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	4	4
Subtotal			2,970	3,045
Less: Current portion of long-term debt			1	1
Total			$2,969	$3,044
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.

As of March 31, 2021, the Company was in compliance with its debt covenants.

Aetna Notes

As of March 31, 2021, the outstanding principal amount of the Aetna Notes was $358, which is guaranteed by ING Group. As of March 31, 2021, the Company provided $373 of collateral benefiting ING Group, comprised of a deposit of $210 to a control account with a third-party collateral agent and $163 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Notes

During the three months ended March 31, 2021, the Company repurchased $23 and $53 par value of its 3.125% Senior Notes, due 2024 and 3.65% Senior Notes, due 2026, respectively, for $25 and $60, respectively, on the open market, resulting in loss on debt extinguishment of $10, which is included in Interest expense on the Condensed Consolidated Statements of Operations.

Senior Unsecured Credit Facility Agreement

As of March 31, 2021, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 of committed capacity for issuing letters of credit and the full $500 may be utilized for direct borrowings. As of March 31, 2021, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $6.15 billion, which may increase upon any future equity issuances by the Company.

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

As of March 31, 2021, the Company had off-balance sheet commitments to acquire mortgage loans of $63 and purchase limited partnerships and private placement investments of $879, of which $229 related to consolidated investment entities.

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

	March 31, 2021	December 31, 2020
Fixed maturity collateral pledged to FHLB (1)	$1,566	$1,386
FHLB restricted stock(2)	68	54
Other fixed maturities-state deposits	47	47
Cash and cash equivalents	16	15
Securities pledged(3)	949	449
Total restricted assets	$2,646	$1,951
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $655 and $197 as of March 31, 2021 and December 31, 2020, respectively. In addition, as of March 31, 2021 and December 31, 2020, the Company delivered securities as collateral of $214 and $170 and repurchase agreements of $80 and $82, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2021 and December 31, 2020, the Company had $1,201 and $795, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, assets with a market value of approximately $1,566 and $1,386, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters nor potential liabilities associated with other loss contingencies, are likely to have such an effect. However, given the large and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company's litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company's results of operations or cash flows in a particular quarterly or annual period.

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2021, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25.

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

As of March 31, 2021, approximately $89 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

14.     Consolidated and Nonconsolidated Investment Entities

The Company holds variable interests in certain investment entities in the form of debt or equity investments, as well as the right to receive management fees, performance fees, and carried interest. The Company consolidates certain entities under the VIE guidance when it is determined that the Company is the primary beneficiary. Alternatively, certain entities are consolidated under the VOE guidance when control is obtained through voting rights. Refer to the Condensed Consolidated Balance Sheets for the assets and liabilities of the Company's consolidated investment entities.

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $247 and $233 as of March 31, 2021 and December 31, 2020, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 5 and 3 CLOs as of March 31, 2021 and December 31, 2020, respectively.

Limited Partnerships ("LPs")

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 12 funds, which were structured as partnerships, as of March 31, 2021 and December 31, 2020.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Registered Investment Companies

The Company did not consolidate any sponsored investment funds accounted for as VOEs as of March 31, 2021. The Company deconsolidated one sponsored investment fund accounted for as a VOE as of December 31, 2020, because it is no longer the majority investor in the fund, and as such, does not have a controlling financial interest in the fund.

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

The methodology for measuring the fair value of financial assets and liabilities of consolidated investment entities, and the classification of these measurements in the fair value hierarchy is consistent with the methodology and classification applied by the Company to its investment portfolio, as discussed within the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Condensed Consolidated Financial Statements.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2021 and 2029, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.0%. As of March 31, 2021 and December 31, 2020, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $6 and $20, respectively. Less than 1.0% of the collateral assets were in default as of March 31, 2021 and December 31, 2020.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR or EURIBOR plus a pre-defined spread, which varies from 0.5% for the more senior tranches to 8.5% for the more subordinated tranches. CLO notes mature in 2026, 2031 and 2034, and have a weighted average maturity of 10 years as of March 31, 2021. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of March 31, 2021 and December 31, 2020, certain private equity funds maintained term loans and revolving lines of credit of $1,098 and $647, respectively. The term loans mature in three to five years, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at LIBOR/EURIBOR plus 150 - 215 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of March 31, 2021 and December 31, 2020, outstanding borrowings amount to $605 and $491, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of March 31, 2021:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$146	$—	$—	$—	$146
Corporate loans, at fair value using the fair value option	—	870	—	—	870
Limited partnerships/corporations, at fair value	—	—	—	1,724	1,724
Total assets, at fair value	$146	$870	$—	$1,724	$2,740
Liabilities
CLO notes, at fair value using the fair value option	$—	$797	$—	$—	$797
Total liabilities, at fair value	$—	$797	$—	$—	$797

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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended March 31, 2021 and 2020, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Deconsolidation of Certain Investment Entities

The Company had no deconsolidations during the three months ended March 31, 2021 and 2020.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of March 31, 2021 and December 31, 2020, the Company held $403 and $405 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

LPs

As of March 31, 2021 and December 31, 2020, the Company held $1,487 and $1,476 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

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

15.     Restructuring

Organizational Restructuring

Pursuant to the Company executing the Resolution MTA and the Individual Life Transaction, the Company sold five of its legal subsidiaries, SLD, SLDI, Roaring River II ("RRII"), Midwestern United Life Insurance Company ("MUL") and Voya American Equities, Inc. ("VAE") to Resolution Life US, which is an insurance holding company newly formed by Resolution Life Group Holdings, L.P. (“RLGH”), a Bermuda-based limited partnership. The Company also entered into an agreement with Cetera on February 8, 2021, pursuant to which Cetera will acquire the independent financial planning channel of VFA. Additionally, the Company transferred or ceased usage of a substantial number of administrative systems and will undertake restructuring efforts to reduce stranded expenses associated with its Individual Life business and independent financial planning channel as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly related to these dispositions beyond the first quarter of 2021, of $100 - $175 in addition to the $78 incurred during 2020 and $11 incurred for the three months ended March 31, 2021. The prior restructuring initiatives disclosed in the 2020 Form 10-K concluded prior to 2021 and the Company does not anticipate incurring any additional restructuring expenses related to those initiatives.

The restructuring activities related to the Individual Life Transaction have resulted in recognition of severance and organizational transition costs that are reflected in both continuing operations and discontinued operations. Amounts reflected in continuing operations are reported in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments.

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended March 31,		Cumulative Amounts Incurred to Date(1)
	2021	2020
Severance benefits	$4	$(3)	$65
Organizational transition costs	7	22	331
Total restructuring expenses	$11	$19	$396
Continuing operations	$11	$15	$331
Discontinued operations	$—	$4	$65
(1) Includes expenses incurred during 2017-2020.

The following table presents the accrued liability associated with Organizational Restructuring expenses as of March 31, 2021:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2021	$21	$33	$54
Provision	4	7	11
Payments	(7)	(26)	(33)
Accrued liability as of March 31, 2021	$18	$14	$32

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

On March 15, 2021, the Company announced several updates to our operating model and leadership team. In conjunction with those updates, the Retirement and Employee Benefits segments were renamed to Wealth Solutions and Health Solutions, respectively. The Company will continue to provide its principal products and services through three segments: Wealth Solutions, Investment Management and Health Solutions.

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
•Income (loss) related to businesses exited or to be exited through reinsurance or divestment, which includes gains and (losses) associated with transactions to exit blocks of business within continuing operations (including net investment gains (losses) on securities sold and expenses directly related to these transactions) and residual run-off activity (including an insignificant number of Individual Life, and non-Wealth Solution annuities policies that were not part of the divested businesses). Excluding this activity, which also includes amortization of intangible assets related to businesses exited or to be exited, better reveals trends in the Company's core business and more closely aligns Adjusted operating earnings before income taxes with how the Company manages its segments;
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

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Income (loss) from continuing operations before income taxes	$1,038	$44
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	38	(8)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	10	(89)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	725	9
Income (loss) attributable to noncontrolling interest	—	6
Income (loss) related to early extinguishment of debt	(10)	—
Dividend payments made to preferred shareholders	14	14
Other adjustments	(11)	(22)
Total adjustments to income (loss) from continuing operations	$766	$(90)

Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$255	$124
Investment Management	52	40
Health Solutions	37	61
Corporate	(71)	(91)
Total	$273	$134

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
•Revenues related to businesses exited or to be exited through reinsurance or divestment, which includes revenues associated with transactions to exit blocks of business within continuing operations (including net investment gains (losses) on securities sold related to these transactions) and residual run-off activity (including an insignificant number of Individual Life, and non-Wealth Solution annuities policies that were not part of the divested businesses). Excluding this activity better reveals trends in the Company's core business and more closely aligns Adjusted operating revenues with how the Company manages its segments;
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

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Total revenues	$(1,957)	$1,685

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	32	(8)
Gains (losses) on change in fair value of derivatives related to guaranteed benefits	10	(90)
Revenues related to businesses exited or to be exited through reinsurance or divestment	(3,709)	344
Revenues attributable to noncontrolling interest	5	9
Other adjustments	109	33
Total adjustments to revenues	(3,553)	288

Adjusted operating revenues by segment:
Wealth Solutions	782	677
Investment Management	190	166
Health Solutions	600	543
Corporate	24	11
Total	$1,595	$1,397

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Investment Management intersegment revenues	$23	$26

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	March 31, 2021	December 31, 2020
Wealth Solutions	$131,521	$129,801
Investment Management	981	1,027
Health Solutions	3,019	2,917
Corporate	24,824	23,535
Total assets, before consolidation(1)	160,345	157,280
Consolidation of investment entities	2,516	2,535
Total assets, excluding assets held for sale	162,861	159,815
Assets held for sale	—	20,703
Total assets	$162,861	$180,518
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

The following discussion and analysis presents a review of our consolidated results of operations for the three months ended March 31, 2021 and 2020 and financial condition as of March 31, 2021 and December 31, 2020. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report on Form 10-K").

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See the Note Concerning Forward-Looking Statements.

Overview

On March 15, 2021, the Company announced several updates to our operating model and leadership team. In conjunction with those updates, the Retirement and Employee Benefits segments were renamed to Wealth Solutions and Health Solutions, respectively. We will continue to provide our principal products and services through three segments: Wealth Solutions, Investment Management and Health Solutions. Corporate includes activities not directly related to our segments and certain insignificant run-off activities that are not meaningful to our business strategy. See the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for further information on our segments.

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

In connection with the closing, we agreed to defer receipt of $100 million in cash proceeds for a period of up to 42 months, subject to an adjustment mechanism based on certain financial contingencies affecting SLD over that period. In addition, in connection with the unwind of certain guarantee obligations affecting portions of SLD’s business, in lieu of $60 million of cash proceeds, we have received approximately $60 million in additional preferred equity interests in Resolution Life US affiliates. We have determined that the legal entities sold and the Individual Life and Annuities businesses within these entities met the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on our operations. Accordingly, the results of operations of the businesses sold have been presented as discontinued operations, and the assets and liabilities of the related businesses have been classified as held for sale and segregated for all periods presented in this Quarterly Report on Form 10-Q.

As of December 31, 2020, we recorded an estimated loss on sale, net of tax of $1,466 million to write down the carrying value of the businesses held for sale to estimated fair value, which is based on the estimated sales price of the Individual Life Transaction (as defined below) as of December 31, 2020, less cost to sell and other adjustments in accordance with the Resolution MTA. Income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2021 includes an estimated reduction of the loss on sale of $14 million, net of tax. The estimated loss on sale, net of tax as of March 31, 2021 of $1,452 million, represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell. As a result of the Individual Life Transaction, the net aggregate reduction in Total shareholders' equity, excluding Accumulated other comprehensive income (“AOCI”), was $633 million. The net aggregate reduction in Total shareholders’ equity, including AOCI, was $2.3 billion. This includes the impact of the cumulative estimated loss on sale as well as the reversal of the AOCI related to the entities sold.

Refer to Discontinued Operations Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for disclosures related to the reinsurance transactions.

Upon the close of the Individual Life transaction, we continue to hold an insignificant number of Individual Life, and non-Wealth Solutions annuities policies which together with the businesses sold through divestment or reinsurance will be referred to as "divested businesses".

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Revenues:
Net investment income	$—	$169
Fee income	—	174
Premiums	—	7
Total net realized capital gains (losses)	—	(26)
Other revenue	—	(2)
Total revenues	—	322
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders (1)	—	238
Operating expenses	—	26
Net amortization of Deferred policy acquisition costs and Value of business acquired(2)	—	12
Interest expense	—	2
Total benefits and expenses	—	278
Income (loss) from discontinued operations before income taxes	—	44
Income tax expense (benefit)	—	9
Adjustment to loss on sale, net of tax	14	(165)
Income (loss) from discontinued operations, net of tax	$14	$(130)

Trends and Uncertainties

We describe known material trends and uncertainties that might affect our business in our Annual Report on Form 10-K for the year ended December 31, 2020, under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties", and in other sections of that document, including "Risk Factors". In addition, we describe below in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") more recently developing known trends and uncertainties that we believe may materially affect our future liquidity, financial condition or results of operations. All statements in this section, other than statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of factors that could cause actual results, performance, or events to differ from those discussed in any forward-looking statement, including in a material manner, see “Note Concerning Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

COVID-19 and its Effect on the Global Economy

COVID-19, the disease caused by the novel coronavirus, has had a significant adverse effect on the global economy since March of 2020. Even though the pace of vaccinations are increasing in certain countries, including the United States, the disease continues to spread throughout the world. The persistence of new infections, including the introduction of new variants that may decrease the effectiveness of vaccines, has slowed the re-opening of the U.S. economy and, even in regions where restrictions have largely been lifted, economic activity has been slow to recover. Longer-term, the economic outlook is uncertain, but may depend in significant part on progress with respect to effective therapies to treat COVID-19 or the approval of additional vaccines and the pace at which they are administered globally.

Effect on Voya Financial - Financial Condition, Capital and Liquidity

Because both public health and economic circumstances are changing so rapidly at present, it is impossible to predict how COVID-19 will affect Voya Financial’s future financial condition. Absent a further significant and prolonged market shock, however, we do not anticipate a material effect on our balance sheet, statutory capital, or liquidity. Our capital levels remain strong and significantly above our targets. As of March 31, 2021, our estimated combined RBC ratio on a pro forma basis for the completion of the Individual Life Transaction was 603%, above our 400% target.

Although we paused our repurchase program later in the first quarter of 2020 as a prudent measure in light of current market uncertainties, we restarted this program in the last quarter of 2020 and since then have completed repurchases of approximately $355 million of our common shares. In January 2021, we increased our common shareholder dividend by 10%. We do not anticipate any reduction in our dividend and continue to monitor the dividends-paying capacity of our insurance subsidiaries.

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

Wealth Solutions

In Wealth Solutions, we’ve experienced pressure on earnings driven by equity market volatility as well as lower interest rates, with effects weighted more heavily towards our full-service corporate markets business and less on recordkeeping business. Although the impact of COVID-19 is likely to be primarily on fee-based income, we estimate that lower interest rates will continue to contribute to a lower spread-based income. Longer-term effects will depend significantly on equity market performance and prevailing interest rate levels, as well as the magnitude and duration of elevated unemployment levels. We believe that expense reductions and other management actions would be available to offset a portion of any impact.

Investment Management

In Investment Management, fee income has been pressured by the market disruption resulting in lower valuations and assets under management earlier in the prior year. The macroeconomic and overall market improvement since that time along with positive net flows contributed to AUM levels, although pockets of economic stress in the economy remain and lingering uncertainty regarding the sustained economic recovery. We believe, in aggregate, that investment capital will be reevaluated higher, however if the economy worsens or credit stresses intensify, investment capital results could decline. In addition, we had seen an elevated level of outflows associated with our retail business at the outset of the pandemic that has since subsided. The pandemic has made generating new business leads more challenging, resulting in a reduction in sales meetings and activities that could result in a lower level of sales activity during the year. If the pandemic persists and the economy fails to grow or declines from current levels, asset values could be negatively impacted resulting in lower management fee revenue and/ or investment capital returns.

Health Solutions

In Health Solutions, the reduction in premium revenues due to COVID-19 has not been material, though future impacts to premium revenues are still possible in a more severe recession scenario with significant and prolonged unemployment. The effects from COVID-19 have been seen primarily in increased mortality claims on group life policies. We currently do not expect a significant increase in medical stop loss claims, since we believe most COVID-19 related claims are likely to fall below applicable deductibles; our experience to date has been consistent with this expectation.

We expect mortality claims in group life to be elevated in 2021 due to COVID-19 related deaths, with the magnitude of such claims dependent on mortality rates from the disease. We currently estimate that, for every 10,000 incremental deaths in the United States due to COVID-19, operating earnings of our Health Solutions segment would decline by approximately $1 to $2 million due to increased claims.

Interest Rate Environment

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:
•Our general account investment portfolio, which was approximately $45.1 billion as of March 31, 2021, consists predominantly of fixed income investments. In the near term, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2021 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.
•Several of our products pay guaranteed minimum rates such as fixed accounts and a portion of the stable value accounts included within defined contribution retirement plans. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. In addition, we expect more policyholders to hold policies (lower lapses) with comparatively high guaranteed rates longer in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would positively impact earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect policyholders would be less likely to hold policies (higher lapses) with existing guarantees as interest rates rise.

For additional information on the impact of the continued low interest rate environment, see Risk Factors - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates in Part I, Item 1A. of our Annual Report on Form 10-K. Also, for additional information on our sensitivity to interest rates, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of our Annual Report on Form 10-K.

Stranded Costs

As a result of the Individual Life Transaction, the historical revenues and certain expenses of the divested businesses have been classified as discontinued operations. Historical revenues and certain expenses of the businesses that have been divested via reinsurance at closing of the Individual Life Transaction (including an insignificant amount of Individual Life and non-Wealth Solutions annuities that are not part of the transaction) are reported within continuing operations, but are excluded from adjusted operating earnings as businesses exited or to be exited through reinsurance or divestment. Expenses classified within discontinued operations and businesses exited or to be exited through reinsurance include only direct operating expenses incurred by these businesses and then only to the extent that the nature of such expenses was such that we would cease to incur such expenses upon the close of the Individual Life Transaction. Certain other direct costs of these businesses, including those which relate to activities for which we have or will provide transitional services and for which we have or will be reimbursed under transition services agreements (“TSAs”) are reported within continuing operations along with the associated revenues from the TSAs. Additionally, indirect costs, such as those related to corporate and shared service functions that were previously allocated to the businesses sold or divested via reinsurance, are reported within continuing operations. These costs ("Stranded Costs") and the associated revenues from the TSAs are reported within continuing operations in Corporate, since we do not believe they are representative of the future run-rate of revenues and expenses of our continuing operations. We plan to address the Stranded Costs related to the Individual Life Transaction through a cost reduction strategy. Refer to Restructuring in the section below for more information on this program.

Restructuring

Organizational Restructuring

Pursuant to the Company executing the Resolution MTA and the Individual Life Transaction, the Company sold five of its legal subsidiaries, SLD, SLDI, Roaring River II ("RRII"), Midwestern United Life Insurance Company ("MUL") and Voya American Equities, Inc. ("VAE") to Resolution Life US, which is an insurance holding company newly formed by Resolution Life Group Holdings, L.P. (“RLGH”), a Bermuda-based limited partnership. The Company also entered into an agreement with Cetera on February 8, 2021, pursuant to which Cetera will acquire the independent financial planning channel of VFA. Additionally, the Company transferred or ceased usage of a substantial number of administrative systems and will undertake restructuring efforts to reduce stranded expenses associated with its Individual Life business and independent financial planning channel as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly related to these dispositions beyond the first quarter of 2021, of $100 - $175 in addition to the $78 incurred during 2020 and $11 incurred for the three months ended March 31, 2021. The prior restructuring initiatives disclosed in the 2020 Form 10-K concluded prior to 2021 and the Company does not anticipate incurring any additional restructuring expenses related to those initiatives. See below for further description of restructuring activities related to the Individual Life Transaction. These activities have resulted in recognition of severance and organizational transition costs that are reflected in both continuing operations and discontinued operations. Amounts reflected in continuing operations are reported in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments.

Operating Measures

In this MD&A, we discuss Adjusted operating earnings before income taxes and Adjusted operating revenues, each of which is a measure used by management to evaluate segment performance. For additional information on each measure, see Segments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2021	2020	Change
Revenues:
Net investment income	$714	$698	$16
Fee income	458	505	(47)
Premiums	(4,987)	608	(5,595)
Net realized capital gains (losses)	1,742	(233)	1,975
Other revenue	110	92	18
Income (loss) related to consolidated investment entities	6	15	(9)
Total revenues	(1,957)	1,685	(3,642)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(4,190)	882	(5,072)
Operating expenses	602	640	(38)
Net amortization of Deferred policy acquisition costs and Value of business acquired (1)	539	76	463
Interest expense	49	40	9
Operating expenses related to consolidated investment entities	5	3	2
Total benefits and expenses	(2,995)	1,641	(4,636)
Income (loss) from continuing operations before income taxes	1,038	44	994
Income tax expense (benefit)	(48)	(6)	(42)
Income (loss) from continuing operations	1,086	50	1,036
Income (loss) from discontinued operations, net of tax	14	(130)	144
Net Income (loss)	1,100	(80)	1,180
Less: Net income (loss) attributable to noncontrolling interest	—	6	(6)
Less: Preferred stock dividends	14	14	—
Net income (loss) available to our common shareholders	$1,086	$(100)	$1,186
(1) Refer to DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further detail.

The following table presents AUM and AUA as of the dates indicated:

	As of March 31,
($ in millions)	2021	2020
AUM and AUA:
Wealth Solutions(1)	$540,383	$385,877
Investment Management(1)	309,480	257,672
Health Solutions	1,834	1,780
Eliminations/Other	(122,409)	(107,514)
Total AUM and AUA(1)(2)	$729,288	$537,815

AUM	373,353	292,510
AUA(1)	355,934	245,305
Total AUM and AUA(1)(2)	$729,288	$537,815
(1) Wealth Solutions and Investment Management include Assets Under Advisement, which are presented in AUA.
(2) Includes AUM and AUA related to the divested businesses, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

For additional information on reconciliations of Income (loss) from continuing operations to Adjusted operating earnings before income taxes and Total revenues to Adjusted operating revenues, and their relative contributions of each segment, see Segments
Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Consolidated - Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Total Revenues

Total revenues decreased $3,642 million from $1,685 million to $(1,957) million. The following items contributed to the overall decrease.

Net investment income increased $16 million from $698 million to $714 million primarily due to:

•higher alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance.

The increase was partially offset by:

•transfer of assets to a comfort trust pursuant to the reinsurance agreements entered into concurrent with the closing of the Individual Life Transaction.

Fee income decreased $47 million from $505 million to $458 million primarily due to:

•lower fee income compared to the prior period due to the close of the Individual Life Transaction.

The decrease was partially offset by:

•an increase in average separate account and institutional/mutual fund AUM in Wealth Solutions driven by market performance and positive net flows.

Premiums decreased $5,595 million from $608 million to $(4,987) million primarily due to:

•the close of the Individual Life Transaction, at which point RLI, VRIAC, and RLNY ceded substantially all of their Individual Life and Non-Wealth Solution Annuities businesses to SLD, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders.

The decrease was partially offset by:

•higher premiums driven by growth in the Stop Loss and Voluntary blocks of business in Health Solutions.

Net realized capital gains (losses) changed $1,975 million from losses of $233 million to gains of $1,742 million primarily due to:

•realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction;
•a favorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements; and
•decrease in the allowance for losses for commercial mortgage loans.

The increase was partially offset by:

•unfavorable changes in fair value option securities due to interest rate movements; and
•losses from market value changes associated with business reinsured, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders.

Other revenue increased $18 million from $92 million to $110 million primarily due to:

•revenue from transition services agreements resulting from the close of the Individual Life Transaction.

Total Benefits and Expenses

Total benefits and expenses decreased $4,636 million from $1,641 million to $(2,995) million. The following items contributed to the overall decrease.

Interest credited and other benefits to contract owners/policyholders decreased $5,072 million from $882 million to $(4,190) million primarily due to:

•the close of the Individual Life Transaction, at which point RLI, VRIAC, and RLNY ceded substantially all of their Individual Life and Non-Wealth Solutions Annuities businesses to SLD, which are fully offset by a corresponding amount in Premiums;
•lower benefits compared to the prior year due to the close of the Individual Life Transaction; and
•market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which are fully offset by a corresponding amount in Net realized capital gains (losses).

The decrease was partially offset by:

•amortization and loss recognition driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction;
•an increase in the allowance for losses on reinsurance recoverables;
•actual versus expected mortality in the current period for the businesses ceded to SLD related to claims prior to the close of the Individual Life Transaction; and
•higher claims in Group Life, primarily related to COVID-19, and growth in Stop Loss and Voluntary blocks of business, partially offset by lower Voluntary loss ratios in Health Solutions.

Operating expenses decreased $38 million from $640 million to $602 million primarily due to:

•a ceding commission paid as part of the close of the Individual Life Transaction at which point RLI, VRIAC and RLNY ceded substantially all of the Individual Life and Non-Wealth Solution Annuities businesses to SLD;
•lower expenses due to direct operating expenses in the prior period reported in businesses exited or to be exited through reinsurance or divestment that ceased upon the closing of the Individual Life Transaction;
•lower restructuring charges in the current period;
•lower amortization of intangible assets in Corporate related to a prior acquisition that became fully amortized; and
•a favorable change in quarterly pension costs.

The decrease was partially offset by:

•an increase in growth-based expenses in Wealth Solutions and Health Solutions;
•higher compensation related expenses in our Investment Management segment primarily associated with higher earnings in the current period; and
•higher incentive compensation in Corporate due to stronger performance in the current period.

Net amortization of DAC/VOBA increased $463 million from $76 million to $539 million primarily due to:

•amortization and loss recognition driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the close of the Individual Life Transaction; and
•higher amortization on higher gross profits in Wealth Solutions.

The increase was partially offset by:

•a favorable change in unlocking in Wealth Solutions primarily driven by separate account market performance in the current period.

Interest expense increased $9 million from $40 million to $49 million primarily due to:

•debt extinguishment expenses associated with repurchased debt in the current period.

Income Tax Benefit

Income tax benefit increased $42 million from $6 million to $48 million primarily due to:

•the release of a stranded tax benefit in Other Comprehensive Income; and
•an increase in the dividends received deduction.

The increase was partially offset by:

•an increase in income before income taxes.

Loss from discontinued operations, net of tax changed $144 million from a loss of $130 million to a gain of $14 million primarily due to:

•favorable adjustments to the Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the current period.

The increase was partially offset by:

•a decrease in Net results from discontinued operations as business ceased at the close of the Individual Life Transaction.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

Net investment gains and related charges and adjustments changed $46 million from a loss of $8 million to a gain of $38 million primarily due to:
•decrease in the allowance for losses for commercial mortgage loans.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $99 million from a loss of $89 million to a gain of $10 million primarily due to:

•favorable hedging gains due to changes in interest rates.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment increased $716 million from $9 million to $725 million primarily due to:

•realized gains net of related intangible amortization and loss recognition due to transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction.

The increase was partially offset by:

•net earnings in the prior period related to the Individual Life and the Non-Wealth Solution Annuities businesses in RLI, VRIAC, and RLNY that were ceded to SLD at the close of the Individual Life Transaction;
•actual versus expected mortality in the current period for the businesses ceded to SLD related to claims prior to the close of the Individual Life Transaction; and
•amortization of intangibles related to the businesses ceded to SLD at the close of the Individual Life Transaction.

Loss related to early extinguishment of debt was $10 million primarily due to:

•losses associated with repurchased debt in the current period.

Other adjustments to operating earnings improved $11 million from a loss of $22 million to a loss of $11 million primarily due to:
•higher costs recorded in the prior period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Results of Operations - Segment by Segment

Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. Refer to the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on the presentation of segment results and our definition of adjusted operating earnings.

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2021	2020
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$509	$437
Fee income	252	216
Premiums	—	2
Other revenue	21	22
Total adjusted operating revenues	782	677
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	216	235
Operating expenses	283	282
Net amortization of DAC/VOBA	29	36
Total operating benefits and expenses	527	553
Adjusted operating earnings before income taxes (1)	$255	$124
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following tables present AUM and AUA for our Wealth Solutions segment as of the dates indicated:

	As of March 31,
($ in millions)	2021	2020
Corporate markets	$89,999	$62,562
Tax-exempt markets	81,180	62,504
Total full service plans	171,179	125,066
Stable value(1) and pension risk transfer	10,664	11,423
Retail wealth management	12,367	9,273
Total AUM(1)	194,209	145,762
AUA(2)	346,173	240,115
Total AUM and AUA(1)(2)	$540,383	$385,877
(1) Where Voya is the Investment Manager. Stable Value assets move from AUM to AUA when Voya no longer serves as Investment Manager but continues to provide a book value guarantee.
(2) Assets Under Advisement, presented in AUA, includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets.

	As of March 31,
($ in millions)	2021	2020
General Account	$33,397	$33,828
Separate Account	87,910	65,330
Mutual Fund/Institutional Funds	72,902	46,604
AUA(1)	346,173	240,115
Total AUM and AUA(1)	$540,383	$385,877
(1) Assets Under Advisement, presented in AUA, includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets.

The following table presents a rollforward of AUM for our Wealth Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2021	2020
Balance as of beginning of period	$189,579	$164,747
Deposits	6,902	6,472
Surrenders, benefits and product charges	(6,210)	(5,189)
Net flows	692	1,283
Interest credited and investment performance	3,938	(20,268)
Balance as of end of period	$194,209	$145,762

Wealth Solutions - Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Adjusted operating earnings before income taxes increased $131 million from $124 million to $255 million primarily due to:

•higher alternative asset income;
•higher fee revenue primarily driven by higher average equity markets and positive net flows;
•a favorable change in DAC unlocking; and
•lower credited interest driven by improved crediting rates.

The increase was partially offset by:

•higher amortization of DAC driven by higher gross profits.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2021	2020
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$28	$3
Fee income	158	157
Other revenue	3	6
Total adjusted operating revenues	190	166
Operating benefits and expenses:
Operating expenses	137	126
Total operating benefits and expenses	137	126
Adjusted operating earnings before income taxes	$52	$40

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended March 31,
($ in millions)	2021	2020
Investment Management intersegment revenues	$23	$26

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of March 31,
($ in millions)	2021	2020
External clients:
Institutional(1)	$134,460	$93,662
Retail(1)	75,382	60,168
Total external clients	209,842	153,830
General account	38,708	56,873
Total AUM(1)	248,550	210,703
AUA(2)	60,930	46,969
Total AUM and AUA(1)(2)	$309,480	$257,672
(1) Includes assets associated with the divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net Flows:
Institutional(1)	$(128)	$1,833
Retail	(252)	(908)
Divested businesses	(795)	(702)
Total(1)	$(1,175)	$223
(1) Starting Q1 2021, amounts exclude liquidity related cash flow activities. Historical periods presented have been revised to conform with this presentational change.

Investment Management - Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Adjusted operating earnings before income taxes increased $12 million from $40 million to $52 million primarily due to:

•higher investment capital returns; and
•higher fee revenue primarily driven by higher average equity markets and positive net flows, mostly offset by a decline in fees earned as a result of the Individual Life Transaction.

The increase was partially offset by:

•higher operating expenses primarily driven by higher earnings.

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2021	2020
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$36	$29
Fee income	15	15
Premiums	550	500
Other revenue	(2)	(1)
Total adjusted operating revenues	600	543
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	437	364
Operating expenses	119	113
Net amortization of DAC/VOBA	6	5
Total operating benefits and expenses	563	482
Adjusted operating earnings before income taxes	$37	$61

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2021	2020
Sales by Product Line:
Group life and Disability	$60	$81
Stop loss	297	241
Total group products	357	322
Voluntary products	81	80
Total sales by product line	$438	$402

Total gross premiums and deposits	$607	$560

Group life and Disability	$730	$704
Stop loss	1,182	1,084
Voluntary	554	483
Total annualized in-force premiums	$2,466	$2,271

Loss Ratios:
Group life (interest adjusted)	100.7%	78.1%
Stop loss	75.6%	73.2%
Total Loss Ratio(1)	71.8%	69.1%
(1) Total Loss Ratio is presented on a trailing twelve month basis.

Health Solutions - Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Adjusted Operating earnings before income taxes decreased $24 million from $61 million to $37 million primarily due to:

•higher benefits incurred due to growth in business and COVID-19 impacts, partially offset by lower Voluntary loss ratio; and
•higher distribution expenses to support business growth.

The decrease was partially offset by:

•higher premiums driven by growth of the Stop Loss and Voluntary blocks; and
•higher alternative asset income.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2021	2020
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$1	$10
Premiums	—	—
Other revenue	23	1
Total adjusted operating revenues	24	11
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	8
Operating expenses(1)	39	37
Interest expense(2)	55	57
Total operating benefits and expenses	95	102
Adjusted operating earnings before income taxes	$(71)	$(91)
(1) Includes expenses from corporate activities, and expenses not allocated to our segments. Three months ended March 31, 2021 and 2020 primarily include stranded costs related to the divested businesses and amortization of intangibles.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Adjusted operating earnings before income taxes improved $20 million from a loss of $91 million to a loss of $71 million primarily due to:

•revenue resulting from transition services agreements associated with the Individual Life Transaction; and
•lower amortization associated with intangibles that became fully amortized in the third quarter of 2020.

The increase was partially offset by:

•higher incentive compensation expense in the current period compared to the prior period.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included in segment Adjusted operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations, which excludes alternative investments and income that are a component of Assets held for sale, Income (loss) related to businesses exited or to be exited through reinsurance or divestment and Income (loss) from discontinued operations, net of tax, respectively. These alternative investments are carried at fair value, which is estimated based on the net asset value ("NAV") of these funds.

While investment income on these assets can be volatile, based on current plans, we expect to earn 9.0% on these assets over the long term.

The following table presents alternative investment income and average assets of alternative investments for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2021	2020
Wealth Solutions:
Alternative investment income	$107	$31
Average alternative investment	1,127	883
Investment Management:
Alternative investment income	28	3
Average alternative investment	262	230
Health Solutions:
Alternative investment income	8	3
Average alternative investment	85	95

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

The following table presents the amount of DAC/VOBA and other intangibles unlocking included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2021	2020
Wealth Solutions	$2	$(16)
Total DAC/VOBA and other intangibles unlocking	$2	$(16)

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

Business divestitures have also provided an important source of liquidity in recent periods, including through a significant increase in excess capital levels as a result of the completion of the Individual Life transaction in January 2021. We estimate that our excess capital (which we define as the amount of capital and surplus in our insurance subsidiaries above our 400% RBC target, plus the amount of holding company liquidity above our $200 million target) as of March 31, 2021 was approximately $1.6 billion. Depending on the outcome of certain business contingencies affecting SLD, the ultimate contribution of the transaction to our excess capital could vary by approximately $100 million (positively or negatively) over an approximately five-year period between 2021 and 2025. In addition, as described above, the purchase price received in the Individual Life Transaction is subject to a post-close true-up mechanism based on SLD’s adjusted book value on the closing date. The true up is expected to be completed by the end of 2021.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Three Months Ended March 31,
($ in millions)	2021	2020
Beginning cash and cash equivalents balance	$229	$212
Sources:
Proceeds from loans from subsidiaries, net of repayments	—	557
Dividends and returns of capital from subsidiaries	385	—
Proceeds from Resolution sale	572	—
Amounts received from subsidiaries under tax sharing agreements, net	218	—
Sale of interest in wholly owned subsidiary	80	—
Collateral received, net	6	—
Other, net	26	2
Total sources	1,287	559
Uses:
Premium paid and other fees related to debt extinguishment	9	—
Payment of interest expense	28	27
Capital provided to subsidiaries	40	—
Repayments of loans from subsidiaries, net of repayments	483	—
Debt repurchase, net	76	—
New issuances of loans to subsidiaries, net of repayments	116	81
Common stock acquired - Share repurchase	255	366
Share-based compensation	40	14
Dividends paid on preferred stock	14	14
Dividends paid on common stock	20	20
Collateral delivered, net	—	28
Total uses	1,081	550
Net increase in cash and cash equivalents	206	9
Ending cash and cash equivalents balance	$435	$221

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the three months ended March 31, 2021. As of March 31, 2021, we were authorized to repurchase shares up to an aggregate purchase price of $879 million.

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

The following table summarizes our payment of common dividends and repurchases of common shares for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2021	2020
Dividends paid on common shares	$20	$20
Repurchases of common shares (at cost)	235	406
Total	$255	$426

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

As of March 31, 2021, we had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the three months ended March 31, 2021:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Debt securities	$3,041	$—	$(76)	$1	$2,966
Windsor property loan	4	—	—	—	4
Subtotal	3,045	—	(76)	1	2,970
Less: Current portion of long-term debt	1	—	—	—	1
Total long-term debt	$3,044	$—	$(76)	$1	$2,969

See the Financing Agreements and Shareholders’ Equity Notes to our Consolidated Financial Statements in Part I, Item 1. of this Form 10-Q for additional details over changes in debt and equity during the year and impacting capitalization.

Senior Unsecured Credit Facility

See the Financing Agreements Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information on the senior unsecured credit facility.

Other Credit Facilities

We have historically used credit facilities to provide collateral for affiliated reinsurance transactions with captive insurance subsidiaries. These arrangements, which facilitated the financing of statutory reserve requirements, primarily related to our divested businesses.

The following table summarizes our credit facilities as of March 31, 2021:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	11/01/2024	$500	$—	$500
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc.	Other	Unsecured	Committed	12/11/2021	200	163	—
Total					$710	$164	$500

As a result of the sale of SLD and SLDI to Resolution, many of the Company’s credit facilities transferred to Resolution while others were terminated. Total fees associated with the remaining credit facilities were immaterial for the three months ended March 31, 2021 and 2020.

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

We did not recognize any asset or liability as of March 31, 2021 in relation to intercompany indemnifications, guarantees or support agreements. As of March 31, 2021, no guarantees existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of March 31, 2021, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.5 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of March 31, 2021, Voya Financial, Inc. had $170 million in outstanding borrowings from subsidiaries and had loaned $295 million to its subsidiaries.

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
(5) Effective April 11, 2019, A.M. Best withdrew, at the Company’s request, its financial strength ratings with respect to Voya Financial, Inc. and Voya Retirement Insurance Annuity Company.

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

Our Principal Insurance Subsidiary domiciled in Connecticut has ordinary dividend capacity for 2021. However, as a result of the extraordinary dividends it paid in 2015, 2016 and 2017, together with statutory losses incurred in connection with the recapture and cession to one of our Arizona captives of certain term life business in the fourth quarter of 2016, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and cannot make ordinary dividend payments. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies.

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$78	$—	$—	$—
ReliaStar Life Insurance Company ("RLI") (MN)	—	—	—	—

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

Estimated loss on businesses held for sale

On January 4, 2021, we completed a series a transactions pursuant to the Resolution MTA with Resolution Life US pursuant to which Resolution Life US acquired all of the shares of the capital stock of SLD and SLDI, including the capital stock of several subsidiaries of SLD and SLDI. This transaction resulted in the sale of a significant portion of our Individual Life business as well as the fixed and variable Annuities business associated with the subsidiaries sold. In connection with this transaction, as of December 31, 2020, we recorded an estimated loss on sale, net of tax, of $1,466 million to write down the carrying value of the businesses held for sale to estimated fair value, which is based on the estimated sales price of the Individual Life Transaction as of December 31, 2020, less cost to sell and other adjustments in accordance with the Resolution MTA. In addition, Income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2021 includes a reduction to the estimated loss on sale, net of tax of $14. The estimated loss on sale is subject to a true up mechanism that is expected to be completed in the second half of 2021 which may result in changes to the purchase price and may impact the final loss on sale related to the Individual Life Transaction which could result in changes to be recorded in the Company's Condensed Statement of Operations in future periods. For additional information on the Individual Life Transaction and the related estimated loss on sale, net of tax, see Overview in Part II, Item 7. of our Annual Report on Form 10-K and the Business Held for Sale and Discontinued Operations Note to our accompanying Condensed Consolidated Financial Statements.

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

During the three months ended March 31, 2021 and as a result of the close of the Individual Life transaction, we have reviewed our blocks of business to determine recoverability of DAC, VOBA and other intangibles. This review, referred to as loss recognition testing, has resulted in the write down of DAC/VOBA of $302 million and the establishment of premium deficiency reserves of $215 million in our divested businesses, The loss recognition was recorded in the Consolidated Statements of Operations and excluded from Adjusted operating earnings for the quarter ended March 31, 2021.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles, as well as certain reserves. As of March 31, 2021 there have been no material changes to the sensitivities disclosed in Critical Accounting Judgements and Estimates in Part II. Item 7 of our Annual Report on Form 10-K..

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2021		December 31, 2020
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$33,355	73.4%	$43,569	76.6%
Fixed maturities, at fair value using the fair value option	2,690	5.9%	3,011	5.3%
Equity securities, available-for-sale	393	0.9%	242	0.4%
Short-term investments(1)	306	0.7%	111	0.2%
Mortgage loans on real estate	5,605	12.3%	6,741	11.9%
Policy loans	424	0.9%	718	1.3%
Limited partnerships/corporations	1,487	3.1%	1,476	2.5%
Derivatives	205	0.5%	215	0.4%
Other investments	80	0.2%	319	0.6%
Securities pledged	949	2.1%	449	0.8%
Total investments	$45,494	100.0%	$56,851	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	March 31, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$744	2.2%	$957	2.6%
U.S. Government agencies and authorities	47	0.1%	59	0.2%
State, municipalities and political subdivisions	887	2.6%	970	2.6%
U.S. corporate public securities	10,378	30.6%	11,673	31.6%
U.S. corporate private securities	4,884	14.3%	5,296	14.3%
Foreign corporate public securities and foreign governments(1)	3,285	9.6%	3,611	9.7%
Foreign corporate private securities(1)	3,570	10.5%	3,821	10.3%
Residential mortgage-backed securities	4,694	13.8%	4,868	13.2%
Commercial mortgage-backed securities	3,555	10.4%	3,694	10.0%
Other asset-backed securities	2,025	5.9%	2,045	5.5%
Total fixed maturities, including securities pledged	$34,069	100.0%	$36,994	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2020
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,033	2.5%	$1,471	3.1%
U.S. Government agencies and authorities	74	0.2%	102	0.2%
State, municipalities and political subdivisions	1,166	2.9%	1,346	2.9%
U.S. corporate public securities	13,366	32.7%	16,387	34.9%
U.S. corporate private securities	5,653	13.8%	6,446	13.7%
Foreign corporate public securities and foreign governments(1)	4,023	9.8%	4,736	10.0%
Foreign corporate private securities(1)	4,220	10.3%	4,646	9.9%
Residential mortgage-backed securities	5,370	13.1%	5,626	12.0%
Commercial mortgage-backed securities	3,882	9.5%	4,131	8.8%
Other asset-backed securities	2,110	5.2%	2,138	4.5%
Total fixed maturities, including securities pledged	$40,897	100.0%	$47,029	100.0%
(1)Primarily U.S. dollar denominated.

As of March 31, 2021, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$957	$—	$—	$—	$—	$—	$957
U.S. Government agencies and authorities	59	—	—	—	—	—	59
State, municipalities and political subdivisions	861	106	3	—	—	—	970
U.S. corporate public securities	4,061	6,951	563	73	25	—	11,673
U.S. corporate private securities	1,706	3,039	432	104	15	—	5,296
Foreign corporate public securities and foreign governments(1)	1,165	2,252	170	23	—	1	3,611
Foreign corporate private securities(1)	302	3,126	206	187	—	—	3,821
Residential mortgage-backed securities	4,495	290	43	—	19	21	4,868
Commercial mortgage-backed securities	3,252	353	72	17	—	—	3,694
Other asset-backed securities	1,774	208	10	13	34	6	2,045
Total fixed maturities	$18,632	$16,325	$1,499	$417	$93	$28	$36,994
% of Fair Value	50.4%	44.0%	4.1%	1.1%	0.3%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,471	$—	$—	$—	$—	$—	$1,471
U.S. Government agencies and authorities	102	—	—	—	—	—	102
State, municipalities and political subdivisions	1,214	128	4	—	—	—	1,346
U.S. corporate public securities	6,275	9,258	757	84	13	—	16,387
U.S. corporate private securities	2,296	3,627	390	119	14	—	6,446
Foreign corporate public securities and foreign governments(1)	1,707	2,759	235	35	—	—	4,736
Foreign corporate private securities(1)	418	3,863	145	220	—	—	4,646
Residential mortgage-backed securities	5,265	236	78	1	22	24	5,626
Commercial mortgage-backed securities	3,712	346	63	10	—	—	4,131
Other asset-backed securities	1,843	227	12	13	41	2	2,138
Total fixed maturities	$24,303	$20,444	$1,684	$482	$90	$26	$47,029
% of Fair Value	51.7%	43.4%	3.6%	1.0%	0.2%	0.1%	100.0%
(1)Primarily U.S. dollar denominated.
The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	March 31, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$957	$—	$—	$—	$—	$957
U.S. Government agencies and authorities	53	—	6	—	—	59
State, municipalities and political subdivisions	53	527	276	111	3	970
U.S. corporate public securities	74	646	3,861	6,479	613	11,673
U.S. corporate private securities	104	104	1,405	3,219	464	5,296
Foreign corporate public securities and foreign governments(1)	9	254	999	2,145	204	3,611
Foreign corporate private securities(1)	—	49	293	3,154	325	3,821
Residential mortgage-backed securities	3,304	296	126	353	789	4,868
Commercial mortgage-backed securities	1,350	453	753	1,013	125	3,694
Other asset-backed securities	379	499	874	203	90	2,045
Total fixed maturities	$6,283	$2,828	$8,593	$16,677	$2,613	$36,994
% of Fair Value	17.0%	7.6%	23.2%	45.1%	7.1%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,471	$—	$—	$—	$—	$1,471
U.S. Government agencies and authorities	95	7	—	—	—	102
State, municipalities and political subdivisions	84	769	354	135	4	1,346
U.S. corporate public securities	168	933	5,928	8,575	783	16,387
U.S. corporate private securities	109	156	2,011	3,685	485	6,446
Foreign corporate public securities and foreign governments(1)	14	386	1,430	2,601	305	4,736
Foreign corporate private securities(1)	—	49	390	3,868	339	4,646
Residential mortgage-backed securities	3,976	340	143	299	868	5,626
Commercial mortgage-backed securities	1,543	484	845	1,098	161	4,131
Other asset-backed securities	414	490	913	223	98	2,138
Total fixed maturities	$7,874	$3,614	$12,014	$20,484	$3,043	$47,029
% of Fair Value	16.7%	7.7%	25.5%	43.6%	6.5%	100.0%
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

Potential Credit Related COVID-19 Exposures

The following table presents our fixed maturities portfolio exposure to sectors that we believe may be particularly affected by the economic consequences of COVID-19:

($ in millions)	March 31, 2021
						NAIC Rating (%)
	Fair Value	Fair Value %	Unrealized Capital Gain/Loss	% Public	% Private	1	2	3	4-6
Energy	$2,234	6.1%	$248	69%	31%	20.1%	60.5%	15.4%	4.0%
Midstream	957	2.6%	111	64%	36%	6.4%	78.6%	13.5%	1.5%
Independent Energy	479	1.3%	43	67%	33%	25.9%	26.9%	32.2%	15.0%
Integrated Energy	444	1.2%	49	78%	22%	52.2%	37.5%	10.2%	0.1%
Refining	174	0.5%	31	85%	15%	—%	95.0%	5.0%	—%
Oil Field Services	180	0.5%	14	63%	37%	18.1%	77.2%	4.2%	0.5%
Metals	559	1.5%	76	67%	33%	11.7%	82.4%	5.8%	0.1%
Airlines/Aircraft Leasing	316	0.9%	(12)	48%	52%	19.8%	47.6%	13.4%	19.2%
Restaurants	261	0.7%	13	88%	12%	1.3%	92.7%	0.2%	5.8%
Airports	152	0.4%	8	44%	56%	21.8%	34.5%	43.7%	—%
Lodging	199	0.5%	1	94%	6%	84.1%	5.4%	9.7%	0.8%
Automotive	331	0.9%	28	51%	49%	16.6%	65.5%	14.7%	3.2%
Retailers	840	2.3%	85	88%	12%	43.4%	52.9%	2.6%	1.1%
COVID-19 Subtotal	4,892	13.3%	447	72%	28%	28.3%	59.3%	8.7%	3.7%
Remaining Portfolio	32,102	86.7%	2,482	76%	24%	54.3%	41.7%	2.9%	1.1%
Grand Total	$36,994	100.0%	$2,929	75%	25%	50.4%	44.1%	4.1%	1.4%

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

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $138 million from $139 million to $277 million for the three months ended March 31, 2021. The modest increase in unrealized losses was driven by moderately higher interest rates in the longer end of the yield curve. See section "Overview - Trends and Uncertainties" in this Management’s Discussion and Analysis.

As of March 31, 2021 and December 31, 2020, we held two and three fixed maturities with unrealized capital losses in excess of $10 million. As of March 31, 2021 and December 31, 2020, the unrealized capital losses on these fixed maturities equaled $32 million or 11.7% and $45 million or 32.3% of the total unrealized losses, respectively.

As of March 31, 2021, we held $2.2 billion of energy sector fixed maturity securities, constituting 6.0% of the total fixed maturities portfolio, with gross unrealized capital losses of $27 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturity securities equaled $15 million. As of March 31, 2021, our fixed maturity exposure to the energy sector is comprised of 80.6% investment grade securities.

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

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	March 31, 2021			December 31, 2020
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,775	$2,875	88.7%	$3,182	$3,333	90.4%
2	282	285	8.8%	232	235	6.4%
3	37	41	1.3%	72	75	2.0%
4	—	—	—%	—	—	—%
5	10	19	0.6%	11	22	0.6%
6	17	21	0.6%	17	23	0.6%
Total	$3,121	$3,241	100.0%	$3,514	$3,688	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	March 31, 2021			December 31, 2020
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$13,641	$138	$221	$12,381	$60	$214

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	March 31, 2021			December 31, 2020
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$119	$168	5.3%	$204	$282	7.7%
Interest Only (IO)	393	397	12.2%	358	362	9.8%
Inverse IO	1,457	1,512	46.7%	1,741	1,819	49.3%
Principal Only (PO)	146	152	4.7%	185	193	5.2%
Floater	8	8	0.2%	9	9	0.2%
Agency Credit Risk Transfer	959	964	29.7%	968	973	26.4%
Other	39	40	1.2%	49	50	1.4%
Total	$3,121	$3,241	100.0%	$3,514	$3,688	100.0%

During the three months ended March 31, 2021, the market value of our CMO-B securities portfolio declined due to some assets moving to reinsured blocks and as a result of lower valuations due to higher rate levels.
The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2021	2020
Net investment income (loss)	$163	$137
Net realized capital gains (losses)(1)	(150)	(38)
Income (loss) from continuing operations before income taxes	$13	$99
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2021	2020
Income (loss) from operations before income taxes	$13	$99
Realized gains (losses) including impairment	(27)	1
Fair value adjustments	55	(52)
Total adjustments to income (loss) from operations	28	(51)
Adjusted operating earnings before income taxes	$41	$48

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential mortgage-backed securities

The following tables present our residential mortgage-backed securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,495	$112	$3	$7	$2,611
Prime Non-Agency	2,080	57	17	1	2,121
Alt-A	103	9	1	7	118
Sub-Prime(1)	42	5	—	—	47
Total RMBS	$4,720	$183	$21	$15	$4,897
(1) Includes subprime other asset backed securities.

	December 31, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,966	$168	$2	$10	$3,142
Prime Non-Agency	2,271	75	13	2	2,335
Alt-A	114	10	2	8	130
Sub-Prime(1)	47	6	—	—	53
Total RMBS	$5,398	$259	$17	$20	$5,660
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed securities

The following tables present our commercial mortgage-backed securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$550	$606	$91	$93	$153	$160	$135	$134	$34	$32	$963	$1,025
2015	179	192	151	158	83	85	112	114	22	23	547	572
2016	51	53	21	22	28	30	51	51	—	—	151	156
2017	83	87	33	34	75	76	83	83	40	40	314	320
2018	88	96	32	32	109	111	100	102	16	17	345	358
2019	162	179	49	50	171	172	328	331	13	13	723	745
2020	104	105	38	39	96	98	170	172	—	—	408	414
2021	32	32	24	25	22	21	26	26	—	—	104	104
Total CMBS	$1,249	$1,350	$439	$453	$737	$753	$1,005	$1,013	$125	$125	$3,555	$3,694

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$587	$691	$125	$128	$162	$168	$143	$141	$47	$45	$1,064	$1,173
2015	204	234	171	181	98	100	141	142	30	31	644	688
2016	60	68	23	24	36	39	50	50	—	—	169	181
2017	107	122	37	38	85	86	93	92	51	51	373	389
2018	100	117	27	27	170	174	122	123	20	21	439	462
2019	178	207	46	47	182	180	372	381	12	13	790	828
2020	102	104	38	39	96	98	167	169	—	—	403	410
Total CMBS	$1,338	$1,543	$467	$484	$829	$845	$1,088	$1,098	$160	$161	$3,882	$4,131

As of March 31, 2021, 87.6% and 10.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 89.9% and 8.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$294	$296	$352	$354	$722	$724	$26	$25	$72	$62	$1,466	$1,461
Auto-Loans	2	2	—	1	8	9	—	—	—	—	10	12
Student Loans	31	31	130	134	15	16	2	2	—	—	178	183
Credit Card loans	—	—	—	—	—	—	—	—	—	—	—	—
Other Loans	48	50	11	11	120	123	168	176	—	—	347	360
Total Other ABS(1)	$375	$379	$493	$500	$865	$872	$196	$203	$72	$62	$2,001	$2,016
(1) Excludes subprime other asset backed securities.

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$312	$315	$332	$333	$729	$726	$28	$28	$75	$66	$1,476	$1,468
Auto-Loans	3	3	10	10	10	11	—	—	—	—	23	24
Student Loans	39	40	127	133	40	41	2	2	—	—	208	216
Credit Card loans	—	—	—	—	—	—	—	—	—	—	—	—
Other Loans	50	56	14	14	126	132	183	194	—	—	373	396
Total Other ABS(1)	$404	$414	$483	$490	$905	$910	$213	$224	$75	$66	$2,080	$2,104
(1) Excludes subprime other asset backed securities.

As of March 31, 2021, 86.4% and 10.0% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 86.0% and 10.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of March 31, 2021, there was one commercial mortgage loan with a pre and post carrying value of $8 and $5, respectively for which repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty. The collateral is Office/Retail space and Hotel. The expected credit loss was based on the fair value of the underlying collateral and there was a subsequent write off against the allowance of $3 as of December 31, 2020.

As of March 31, 2021, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 45.7%. As of December 31, 2020, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times, and a weighted average LTV ratio of 45.2%. While still heavily impacted by COVID-19, the Commercial Mortgage Loan portfolio allowance decreased by $31 during the quarter as certain sectors of the economy resumed operations, albeit at lower than pre-pandemic levels. We continue to observe distress in the hotel sector. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

Impairments

We evaluate available-for-sale fixed maturities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for the policy used to evaluate whether the investments are impaired.

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

As of March 31, 2021, our total European exposure had an amortized cost and fair value of $3,409 million and $3,673 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $383 million, which includes non-financial institutions exposure in Ireland of $141 million, in Italy of $113 million, and in Spain of $95 million. We also had financial institutions exposure in Italy of $10 million and in Spain of $24 million. We did not have any exposure to Portugal, Ireland and Greece.

Among the remaining $3,290 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2021, our non-peripheral sovereign exposure was $93 million, which consisted of fixed maturities and derivative assets. We also had $556 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $96 million and the United Kingdom of $279 million. The balance of $2,641 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,763 million, in The Netherlands of $273 million, in Belgium of $167 million, in France of $321 million, in Germany of $199 million, in Switzerland of $258 million, and in Russia of $57 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

See Consolidation and Noncontrolling Interests and Fair Value Measurements in the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K. Additionally, see the Consolidated and Nonconsolidated Investment Entities Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information.

Securitizations

We invest in various tranches of securitization entities, including RMBS, CMBS and ABS. Refer to the Consolidated and Nonconsolidated Investment Entities Note and Fair Value Measurements (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for an understanding over the Company's Securitizations. Refer to the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for details regarding the carrying amounts and classifications of these assets.

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the “Parent Issuer”) has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, and the 3.125% senior notes due 2024, with an aggregate principal amount of $1.5 billion as of March 31, 2021 and December 31, 2020 (collectively, the “Senior Notes”) and (ii) the 5.65% fixed-to-floating rate junior subordinated notes due 2053 and the 4.7% fixed-to-floating junior subordinated notes due 2048, with an aggregate principal amount of $1.1 billion as of March 31, 2021 and December 31, 2020 (collectively, the “Junior Subordinated Notes” and, together with the Senior Notes, the “Registered Notes”).

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

Refer to the Summarized Financial Information of the Obligor Group as of and for the three months ended March 31, 2021 and as of and for the year ended December 31, 2020 below:

	As of and for the
($ in millions)	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Summarized Statement of Operations Information:
Total revenues	$8	$32
Total benefits and expenses	54	173
Income (loss) from continuing operations, net of tax	547	(100)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	547	(100)
Net income (loss) available to Obligor Group	547	(100)

Summarized Balance Sheet Information
Total investments	246	60
Cash and cash equivalents	437	229
Current income tax assets	(485)	—
Deferred income tax assets	792	869
Loans to non-obligated subsidiaries	296	180
Due from non-obligated subsidiaries	(32)	2
Total assets	1,365	1,356

Short-term debt with non-obligated subsidiaries	170	653
Long-term debt	2,968	3,041
Total liabilities	$3,749	$4,120

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of March 31, 2021:

	As of March 31, 2021
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$36,994	$(2,569)	$2,518
Commercial mortgage and other loans	—	6,044	(278)	257
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	42,338	(3,498)	4,197
Funding agreements with fixed maturities	—	1,201	(42)	30
Supplementary contracts and immediate annuities	—	871	(38)	44
Derivatives:
Interest rate contracts	18,965	48	67	(105)
Long-term debt	—	3,391	(208)	238
Embedded derivatives on reinsurance	—	192	68	(79)
Guaranteed benefit derivatives(3):
Other(4)	—	41	(15)	43
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
(4)    Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2021. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of March 31, 2021
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$393	$31	$(31)
Limited liability partnerships/corporations	—	1,487	92	(92)
Derivatives:
Equity futures and total return swaps	160	7	16	(16)
Equity options	42	1	—	—
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
Other(2)	—	41	(11)	11
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2)    Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Market Risk Related to Credit Risk

In connection with the Individual Life Transaction, we entered into large reinsurance agreements with SLD, our former insurance subsidiary, with respect to the portion of the Individual Life and other legacy businesses that have been written by our insurance subsidiaries domiciled in Minnesota, Connecticut, and New York. As a result, SLD became our largest reinsurer during the first quarter. While SLD's reinsurance obligations to us are collateralized through assets held in trust, in the event of any default by SLD of its reinsurance obligations to us, or any loss of credit for such reinsurance, there can be no assurance that such assets will be sufficient to support the reserves that we would be required to establish or pay claims. There were no other material changes in our credit risk.

See the Discontinued Operations Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report on Form 10-K") (File No. 001-35897) filed with the SEC and Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(4)
					(in millions)
January 1, 2021 - January 31,2021	608,945	$58.65	(3)	509,909	$1,134
February 1, 2021- February 28, 2021	4,364,086	55.90	(4)	3,715,799	879
March 1, 2021 - March 31, 2021	73,151	64.01		—	879
Total	5,046,182	$56.35		4,225,708	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended March 31, 2021, there was an increase of 820,474 Treasury shares in connection with such withholding activities.
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

Item 6.        Exhibits

See Exhibit Index on the following page.

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

May 10, 2021	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
Michael S. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

