Form 10-Q
period 2021-06-30
Voya Financial, Inc.
filed 2021-08-06
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 2, 2021, 113,437,085 shares of Common Stock, 0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended June 30, 2021

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, (x) changes in the policies of governments and/or regulatory authorities, and (xi) our ability to successfully manage the separation of the Individual Life business that we sold to Resolution Life US on January 4, 2021, including the transition services on the expected timeline and economic terms. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" in the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35897) (the "Annual Report on Form 10-K").
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	June 30, 2021	December 31, 2020
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $30,372 as of 2021 and $37,531 as of 2020; allowance for credit losses of $18 as of 2021 and $26 as of 2020)	$33,983	$43,569
Fixed maturities, at fair value using the fair value option	2,562	3,011
Fixed maturities, trading, at fair value	45	—
Equity securities, at fair value (cost of $354 as of 2021 and $197 as of 2020)	354	242
Short-term investments	190	111
Mortgage loans on real estate	5,612	6,830
Less: Allowance for credit losses	33	89
Mortgage loans on real estate, net	5,579	6,741
Policy loans	413	718
Limited partnerships/corporations	1,543	1,476
Derivatives	157	215
Other investments	75	319
Securities pledged (amortized cost of $969 as of 2021 and $355 as of 2020)	1,094	449
Total investments	45,995	56,851
Cash and cash equivalents	1,765	1,502
Short-term investments under securities loan agreements, including collateral delivered	1,033	399
Accrued investment income	448	507
Premium receivable and reinsurance recoverable	13,520	3,575
Less: Allowance for credit losses on reinsurance recoverable	30	18
Premium receivable and reinsurance recoverable, net	13,490	3,557
Deferred policy acquisition costs and Value of business acquired	1,446	1,510
Current income taxes	13	—
Deferred income taxes	690	1,186
Other assets	2,762	983
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	2,248	1,724
Cash and cash equivalents	85	221
Corporate loans, at fair value using the fair value option	1,081	805
Other assets	40	18
Assets held in separate accounts	97,098	90,552
Assets held for sale	—	20,703
Total assets	$168,194	$180,518

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	June 30, 2021	December 31, 2020
Liabilities and Shareholders' Equity:
Future policy benefits	$10,243	$10,211
Contract owner account balances	42,355	42,414
Payables under securities loan and repurchase agreements, including collateral held	1,004	353
Short-term debt	1	1
Long-term debt	2,969	3,044
Derivatives	293	387
Pension and other postretirement provisions	304	361
Current income taxes	—	2
Other liabilities	2,422	1,933
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	905	783
Other liabilities	825	684
Liabilities related to separate accounts	97,098	90,552
Liabilities held for sale	—	18,615
Total liabilities	158,419	169,340

Commitments and Contingencies (Note 13)

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2021 and 2020 respectively)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 145,453,772 and 143,342,468 shares issued as of 2021 and 2020, respectively; 113,430,864 and 124,237,363 shares outstanding as of 2021 and 2020, respectively)	2	2
Treasury stock (at cost; 32,022,908 and 19,105,105 shares as of 2021 and 2020, respectively)	(1,820)	(1,016)
Additional paid-in capital	11,143	11,183
Accumulated other comprehensive income (loss)	2,431	4,898
Retained earnings (deficit):
Unappropriated	(3,394)	(4,957)
Total Voya Financial, Inc. shareholders' equity	8,362	10,110
Noncontrolling interest	1,413	1,068
Total shareholders' equity	9,775	11,178
Total liabilities and shareholders' equity	$168,194	$180,518

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net investment income	$656	$586	$1,370	$1,284
Fee income	436	464	894	969
Premiums	516	607	(4,471)	1,215
Net realized capital gains (losses):
Total impairments	—	(50)	—	(70)
Other net realized capital gains (losses)	(37)	49	1,705	(164)
Total net realized capital gains (losses)	(37)	(1)	1,705	(234)
Other revenue	374	81	484	173
Income (loss) related to consolidated investment entities:
Net investment income	558	(68)	564	(53)
Total revenues	2,503	1,669	546	3,354
Benefits and expenses:
Policyholder benefits	457	711	(3,977)	1,307
Interest credited to contract owner account balances	229	286	473	572
Operating expenses	706	643	1,308	1,283
Net amortization of Deferred policy acquisition costs and Value of business acquired	26	19	565	95
Interest expense	39	40	88	80
Operating expenses related to consolidated investment entities:
Interest expense	12	10	17	13
Other expense	6	2	6	2
Total benefits and expenses	1,475	1,711	(1,520)	3,352
Income (loss) from continuing operations before income taxes	1,028	(42)	2,066	2
Income tax expense (benefit)	112	6	64	—
Income (loss) from continuing operations	916	(48)	2,002	2
Income (loss) from discontinued operations, net of tax	(6)	(93)	8	(223)
Net income (loss)	910	(141)	2,010	(221)
Less: Net income (loss) attributable to noncontrolling interest	447	(79)	447	(73)
Net income (loss) available to Voya Financial, Inc.	463	(62)	1,563	(148)
Less: Preferred stock dividends	4	4	18	18
Net income (loss) available to Voya Financial, Inc.'s common shareholders	459	(66)	1,545	(166)

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$3.86	$0.21	$12.64	$0.44
Income (loss) available to Voya Financial, Inc.'s common shareholders	$3.81	$(0.52)	$12.71	$(1.29)

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$3.58	$0.21	$11.78	$0.43
Income (loss) available to Voya Financial, Inc.'s common shareholders	$3.53	$(0.51)	$11.84	$(1.25)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$910	$(141)	$2,010	$(221)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	659	2,782	(2,835)	898
Impairments	2	—	6	—
Pension and other postretirement benefits liability	(1)	(1)	(1)	(2)
Other comprehensive income (loss), before tax	660	2,781	(2,830)	896
Income tax expense (benefit) related to items of other comprehensive income (loss)	139	583	(363)	188
Other comprehensive income (loss), after tax	521	2,198	(2,467)	708
Comprehensive income (loss)	1,431	2,057	(457)	487
Less: Comprehensive income (loss) attributable to noncontrolling interest	447	(79)	447	(73)
Comprehensive income (loss) attributable to Voya Financial, Inc.	$984	$2,136	$(904)	$560

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2021 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of April 1, 2021	$—	$2	$(1,301)	$11,177	$1,910	$(3,857)	$7,931	$1,068	$8,999
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	463	463	447	910
Reversal of Other Comprehensive Income (Loss) due to Individual Life Transaction	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss), after tax	—	—	—	—	521	—	521	—	521
Total comprehensive income (loss)							984	447	1,431
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	8	8
Common stock issuance	—	—	—	—	—	—	—	—	—
Common stock acquired - Share repurchase	—	—	(518)	(30)	—	—	(548)	—	(548)
Dividends on preferred stock	—	—	—	(4)	—	—	(4)	—	(4)
Dividends on common stock	—	—	—	(20)	—	—	(20)	—	(20)
Share-based compensation	—	—	(1)	20	—	—	19	—	19
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(110)	(110)
Balance as of June 30, 2021	$—	$2	$(1,820)	11,143	$2,431	$(3,394)	$8,362	$1,413	$9,775

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2021 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of January 1, 2021	$—	$2	$(1,016)	$11,183	$4,898	$(4,957)	$10,110	$1,068	$11,178
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	1,563	1,563	447	2,010
Reversal of Other Comprehensive Income (Loss) due to Individual Life Transaction	—	—	—	—	(913)	—	(913)	—	(913)
Other comprehensive income (loss), after tax	—	—	—	—	(1,554)	—	(1,554)	—	(1,554)
Total comprehensive income (loss)							(904)	447	(457)
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	8	8
Common stock issuance	—	—	—	2	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(753)	(50)	—	—	(803)	—	(803)
Dividends on preferred stock	—	—	—	(18)	—	—	(18)	—	(18)
Dividends on common stock	—	—	—	(40)	—	—	(40)	—	(40)
Share-based compensation	—	—	(51)	66	—	—	15	—	15
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(110)	(110)
Balance as of June 30, 2021	$—	$2	$(1,820)	$11,143	$2,431	$(3,394)	$8,362	$1,413	$9,775

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of April 1, 2020	$—	$2	$(882)	$11,232	$1,841	$(4,837)	$7,356	$838	$8,194
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(62)	(62)	(79)	(141)
Other comprehensive income (loss), after tax	—	—	—	—	2,198	—	2,198	—	2,198
Total comprehensive income (loss)							2,136	(79)	2,057
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	(103)	(103)
Dividends on preferred stock	—	—	—	(4)	—	—	(4)	—	(4)
Dividends on common stock	—	—	—	(19)	—	—	(19)	—	(19)
Share-based compensation	—	—	(5)	18	—	—	13	—	13
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	85	85
Balance as of June 30, 2020	$—	$2	$(887)	$11,227	$4,039	$(4,899)	$9,482	$741	$10,223

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of January 1, 2020	$—	$2	$(460)	$11,184	$3,331	$(4,718)	$9,339	$822	$10,161
Adjustment for adoption of ASU 2016-13						(33)	(33)		(33)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(148)	(148)	(73)	(221)
Other comprehensive income (loss), after tax	—	—	—	—	708	—	708	—	708
Total comprehensive income (loss)							560	(73)	487
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	(103)	(103)
Common stock issuance	—	—	—	2	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(406)	40	—	—	(366)	—	(366)
Dividends on preferred stock	—	—	—	(18)	—	—	(18)	—	(18)
Dividends on common stock	—	—	—	(39)	—	—	(39)	—	(39)
Share-based compensation	—	—	(21)	58	—	—	37	—	37
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	95	95
Balance as of June 30, 2020	$—	$2	$(887)	$11,227	$4,039	$(4,899)	$9,482	$741	$10,223

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net cash used in operating activities - continuing operations	$61	$781
Net cash used in operating activities - discontinued operations	(250)	(349)
Net cash (used in) provided by operating activities	(189)	432
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,996	2,663
Fixed maturities, trading	—	—
Equity securities	193	5
Mortgage loans on real estate	356	288
Limited partnerships/corporations	549	123
Acquisition of:
Fixed maturities	(3,589)	(3,055)
Fixed maturities, trading	(45)	—
Equity securities	(271)	(2)
Mortgage loans on real estate	(334)	(313)
Limited partnerships/corporations	(231)	(187)
Short-term investments, net	82	(5)
Derivatives, net	12	104
Sales from consolidated investment entities	508	221
Purchases within consolidated investment entities	(771)	(567)
Proceeds from sale of business	250	—
Collateral (delivered) received, net	16	(30)
Receipts on deposit asset contracts	28	—
Other, net	508	27
Net cash provided by (used in) investing activities - discontinued operations	594	(222)
Net cash provided by (used in) investing activities	851	(950)
Cash Flows from Financing Activities:
Deposits received for investment contracts	3,132	3,089
Maturities and withdrawals from investment contracts	(3,300)	(2,928)
Settlements on deposit liability contracts	(4)	(4)
Repayment of debt with maturities of more than three months	(85)	—
Borrowings of consolidated investment entities	398	331
Repayments of borrowings of consolidated investment entities	(97)	(460)
Contributions from (distributions to) participants in consolidated investment entities, net	(143)	682
Proceeds from issuance of common stock, net	2	2
Share-based compensation	(41)	(15)
Common stock acquired - Share repurchase	(392)	(366)
Dividends paid on common stock	(40)	(39)
Dividends paid on preferred stock	(18)	(18)
Principal payments for financing leases	(13)	(10)
Net cash provided by (used in) financing activities - discontinued operations	—	305
Net cash (used in) provided by financing activities	(601)	569
Net increase in cash and cash equivalents	61	51
Cash and cash equivalents, beginning of period	1,922	1,472
Cash and cash equivalents, end of period	1,983	1,523
Less: Cash and cash equivalents of discontinued operations, end of period	218	413
Cash and cash equivalents of continuing operations, end of period	$1,765	$1,110

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

Concurrently with the sale, SLD entered into reinsurance agreements with insurance subsidiaries of the Company. Pursuant to these agreements, the Company's subsidiaries reinsured to SLD certain individual life insurance and annuities businesses. The sale of SLD, SLDI and several of their subsidiaries along with the aforementioned reinsurance transactions are referred to herein as the "Individual Life Transaction". The Individual Life Transaction resulted in the disposition of substantially all of the Company's life insurance and legacy non-Wealth Solutions annuity businesses and related assets.

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

On June 9, 2021, the Company completed the sale of the independent financial planning channel of Voya Financial Advisors (“VFA”) to Cetera Financial Group, Inc. (“Cetera”), one of the nation's largest networks of independently managed broker-dealers. In connection with this transaction, the Company transferred more than 800 independent financial professionals serving retail customers with approximately $38 billion in assets under advisement to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our Wealth Solutions business. In addition, the sale resulted in a gain, net of transaction costs of $279, before income taxes, which was recorded in Other revenue in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2021, its results of operations, comprehensive

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

income and changes in shareholders' equity for the three and six months ended June 30, 2021 and 2020, and its statements of cash flows for the six months ended June 30, 2021 and 2020, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

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

Significant Accounting Policies

Investments

Fixed Maturities and Equity Securities: In the second quarter of 2021, the Company established a trading portfolio of fixed maturity debt securities. Trading securities are valued at fair value with the changes in fair value recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations, and interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.

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

The results of discontinued operations are reported in "Income (loss) from discontinued operations, net of tax" in the accompanying Condensed Consolidated Statements of Operations for all periods presented. As of December 31, 2020, the Company recorded an estimated loss on sale, net of tax of $1,466 to write down the carrying value of the businesses sold to estimated fair value, which was based on the estimated sales price of the Individual Life Transaction as of December 31, 2020, less cost to sell and other adjustments in accordance with the Resolution MTA. In addition, Income (loss) from discontinued operations, net of tax, for the six months ended June 30, 2021 includes an estimated reduction on the loss on sale, net of tax of $8. The estimated loss on sale, net of tax as of June 30, 2021 of $1,458 represents the excess of the estimated carrying value of the businesses sold over the estimated purchase price, which approximates fair value, less cost to sell. The estimated loss on sale is subject to a true-up mechanism that is expected to be completed in the second half of 2021 which may result in changes to the purchase price and may impact the final loss on sale related to the Individual Life Transaction which will result in changes to be recorded in the Company's Condensed Statement of Operations in future periods.

Furthermore, in connection with the close of the Individual Life Transaction, the Company reversed $913 of Additional other comprehensive income, net of tax that was previously recorded and related to the entities sold. As a result of the transaction, the Company incurred loss recognition of $523, which is inclusive $302 of DAC / VOBA write down and $221 of premium deficiency reserve. The DAC/VOBA write down and the premium deficiency reserve were recorded in Net amortization of DAC/VOBA and Policyholder benefits, respectively in the Condensed Consolidated Financial Statements for the six months ended June 30, 2021.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the major categories of assets and liabilities classified as held for sale related to the Individual Life Transaction in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2020:

December 31, 2020
Assets:
Investments:
Fixed maturities, at fair value	$13,317
Fixed maturities, at fair value using the fair value option	682
Mortgage loans on real estate, net of valuation allowance	1,242
Policy loans	999
Derivatives	443
Other investments(1)	368
Securities pledged	4
Total investments	17,055
Cash and cash equivalents	420
Short-term investments under securities loan agreements, including collateral delivered	2
Premium receivable and reinsurance recoverable, net	2,783
Deferred policy acquisition costs and Value of business acquired	289
Current income taxes	—
Deferred income taxes	(831)
Other assets(2)	826
Assets held in separate accounts	1,625
Write-down of businesses held for sale to fair value less cost to sell	(1,466)
Total assets held for sale	$20,703

Liabilities:
Future policy benefits and contract owner account balances	$15,675
Payables under securities loan and repurchase agreements, including collateral held	300
Derivatives	117
Notes payable	219
Other liabilities	679
Liabilities related to separate accounts	1,625
Total liabilities held for sale	$18,615
(1) Includes Other investments, Equity securities, Limited partnerships/corporations and Short-term investments.
(2) Includes Other assets and Accrued investment income.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction (closed on January 4, 2021) for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Revenues:
Net investment income	$—	$304
Fee income	—	352
Premiums	—	15
Total net realized capital gains (losses)	—	17
Other revenue	—	(9)
Total revenues	—	679
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	553
Operating expenses	—	68
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	30
Interest expense	—	4
Total benefits and expenses	—	655
Income (loss) from discontinued operations before income taxes	—	24
Income tax expense (benefit)	—	5
Adjustment to loss on sale, net of tax	8	(242)
Income (loss) from discontinued operations, net of tax	$8	$(223)

Reinsurance

Concurrently with the sale of the Company's Individual Life business, the Company's wholly owned subsidiaries Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York ("RLNY"), and Voya Retirement Insurance and Annuity Company ("VRIAC"), each of which is a direct or indirect wholly owned subsidiary of the Company entered into three reinsurance agreements with SLD. Pursuant to these agreements, RLI and VRIAC ceded to SLD a 100% quota share, and RLNY ceded to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. The reinsurance obligation with counterparty SLD are secured by collateralized assets held in a trust. Additionally, RLI entered into a reinsurance agreement, on a coinsurance basis with funds withheld, with a subsidiary of Resolution Life. RLI, RLNY, and VRIAC continue to be subsidiaries of the Company. The reinsurance transaction does not extinguish the Company’s primary liability to its policyholders. As a result of the reinsurance transactions on January 4, 2021, the Company reinsured $11.4 billion of policyholder liabilities under indemnity coinsurance and modified coinsurance arrangements. As of January 4, 2021, reinsurance recoverable associated with these transactions was $10.4 billion. The Company ceded $5.6 billion in premiums and $5.5 billion in policyholder benefits. The Company transferred invested assets with a fair market value of $10.8 billion and cash of $427 as consideration for the reinsurance arrangements. As a result of the transfer of invested assets the Company recognized $1.9 billion in pre-tax realized gains. The Company also recognized non-cash assets of $345 and $1.7 billion relating to the pre-tax net cost of reinsurance asset and deposit asset on January 4, 2021, as a result of entering into the reinsurance agreements.

Furthermore, at the close of the Individual Life Transaction on January 4, 2021, we have $1.3 billion of pre-tax deferred intangibles associated with the divested businesses. The deferred intangibles consist of (1) existing DAC, VOBA and URR balances on businesses already exited via reinsurance and for the portion of the transaction that involves a sale through reinsurance, (2) existing deferred Cost of reinsurance (“COR”) on businesses already exited via reinsurance and (3) deferred COR established as a result of the Individual Life Transaction. The deferred intangibles are amortized as a charge to earnings over the life of the underlying policies. Additionally, for the portion of the reinsurance transactions that involve policies that do not meet risk transfer, a deposit asset was established in the amount of $1.7 billion on a pre-tax basis. This relates to liabilities related to Contract owner account balances that currently exist for the related underlying policies. The quarterly pre-tax impact

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

of the amortization of the deferred intangibles was $26 and the amortization of the deposit asset is largely offset by the interest credited to policyholders. The amortization of the deferred intangibles and the deposit asset has been classified as a component of Income (loss) related to businesses exited or to be exited via reinsurance which is an adjustment to Income (loss) from continuing operations before income taxes to calculate Adjusted operating earnings before taxes and consequently are not included in the adjusted operating results of our segments. Additionally, we would expect the annual impact of the amortization of the deferred intangibles and deposit asset to decline over time.

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

Information regarding the effect of all reinsurance on the Consolidated Balance Sheets is as follows as of the period indicated:

	June 30, 2021
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$150	$10	$(220)	$(60)
Reinsurance recoverable, net of allowance for credit losses	—	—	13,550	13,550
Total	$150	$10	$13,330	$13,490

Liabilities
Future policy benefits and contract owner account balances	$51,656	$942	$(13,550)	$39,048
Liability for funds withheld under reinsurance agreements	245	—	—	245
Total	$51,901	$942	$(13,550)	$39,293

Information regarding the effect of reinsurance on the Consolidated Statement of Operations is as follows for the period indicated:

Six months ended June 30,
2021
Premiums:
Direct premiums	$1,532
Reinsurance assumed	14
Reinsurance ceded	(6,017)
Net premiums	$(4,471)

Fee income:
Gross fee income	$894
Reinsurance ceded	—
Net fee income	$894

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$3,002
Reinsurance assumed	51
Reinsurance ceded(1)	(6,557)
Net interest credited and other benefits to contract owners / policyholders	$(3,504)
(1) Includes $5,845 amounts paid to reinsurers in connection with the Company's UL contracts for the six months ended June 30, 2021.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2021:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$754	$244	$—	$—	$998	$—
U.S. Government agencies and authorities	62	13	—	—	75	—
State, municipalities and political subdivisions	915	116	—	—	1,031	—
U.S. corporate public securities	10,416	1,760	27	—	12,149	—
U.S. corporate private securities	4,828	535	25	—	5,338	—
Foreign corporate public securities and foreign governments(1)	3,296	430	12	—	3,714	—
Foreign corporate private securities(1)	3,456	323	25	—	3,739	15
Residential mortgage-backed securities	4,499	182	20	15	4,675	1
Commercial mortgage-backed securities	3,666	228	15	—	3,879	—
Other asset-backed securities	2,011	38	6	—	2,041	2
Total fixed maturities, including securities pledged	33,903	3,869	130	15	37,639	18
Less: Securities pledged	969	125	—	—	1,094	—
Total fixed maturities	$32,934	$3,744	$130	$15	$36,545	$18
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2021, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$600	$609
After one year through five years	4,422	4,735
After five years through ten years	5,930	6,590
After ten years	12,775	15,110
Mortgage-backed securities	8,165	8,554
Other asset-backed securities	2,011	2,041
Fixed maturities, including securities pledged	$33,903	$37,639

As of June 30, 2021 and December 31, 2020, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2021
Communications	$1,241	$259	$1	$1,499
Financial	3,594	463	10	4,047
Industrial and other companies	9,652	1,228	28	10,852
Energy	1,944	350	19	2,275
Utilities	3,884	580	6	4,458
Transportation	1,171	111	23	1,259
Total	$21,486	$2,991	$87	$24,390

December 31, 2020
Communications	$1,629	$425	$1	$2,053
Financial	4,419	811	3	5,227
Industrial and other companies	11,670	2,088	15	13,743
Energy	2,594	474	28	3,040
Utilities	4,963	944	1	5,906
Transportation	1,331	196	23	1,504
Total	$26,606	$4,938	$71	$31,473

The Company invests in various categories of collateralized mortgage obligations (CMOs), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2021 and December 31, 2020, approximately 42.2% and 44.5%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of June 30, 2021 and December 31, 2020, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of June 30, 2021, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $88 and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets. As of December 31, 2020, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $82. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Pledged

The Company engages in securities lending whereby the initial collateral is required at a rate of 103% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2021 and December 31, 2020, the fair value of loaned securities was $785 and $197, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2021 and December 31, 2020, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $766 and $106, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, liabilities to return collateral of $766 and $106, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2021 and December 31, 2020, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $45 and $96, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	June 30, 2021	December 31, 2020
U.S. Treasuries	$49	$90
U.S. Government agencies and authorities	—	3
U.S. corporate public securities	423	76
Equity Securities	1	—
Common Stock	59	—
Foreign corporate public securities and foreign governments	279	33
Payables under securities loan agreements	$811	$202

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program. The program size was temporarily reduced during 2020 as part of COVID risk reduction measurers. However, with financial market conditions now recovered and orderly, our securities lending program is returning to prior levels and remains within our internal risk limits.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Six Months Ended June 30, 2021
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$2	$1	$15	$8	$26
Credit losses on securities for which credit losses were not previously recorded	—	—	—	1	1
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	(1)	(1)	—	(7)	(9)
Write-offs	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—
Balance as of June 30	$1	$—	$15	$2	$18

Year Ended December 31, 2020
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	2	1	15	8	26
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—
Balance as of December 31	$2	$1	$15	$8	$26

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of June 30, 2021:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$23	$—	6	$—	$—	—	$23	$—	6
State, municipalities and political subdivisions	21	—	4	—	—	—	21	—	4
U.S. corporate public securities	1,054	25	313	23	2	2	1,077	27	315
U.S. corporate private securities	270	6	20	92	19	6	362	25	26
Foreign corporate public securities and foreign governments	302	10	65	9	2	3	311	12	68
Foreign corporate private securities	144	25	11	25	—	3	169	25	14
Residential mortgage-backed	372	10	170	280	10	95	652	20	265
Commercial mortgage-backed	191	3	41	294	12	40	485	15	81
Other asset-backed	244	2	63	135	4	62	379	6	125
Total	$2,621	$81	693	$858	$49	211	$3,479	$130	904

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

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of June 30, 2021. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $9 from $139 to $130 for the six months ended June 30, 2021. The decrease in gross unrealized capital losses was primarily due to non-credit related market factors.

At June 30, 2021, $8 of the total $130 of gross unrealized losses were from 8 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2021			2020
	Impairment		No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—		—	$—	*	11
U.S. corporate public securities	—		—	11		67
U.S. corporate private securities	—		—	—	*	6
Foreign corporate public securities and foreign governments(1)	—		—	4		35
Foreign corporate private securities(1)	—		—	6		12
Residential mortgage-backed	—	*	4	4		41
Commercial mortgage-backed	—		—	24		116
Other asset-backed	—		—	1		74
Total	$—	*	4	$50		362
Credit Impairments	$—			$—
Intent Impairments	$—			$50
(1) Primarily U.S. dollar denominated.
*Less than $1
	Six Months Ended June 30,
	2021			2020
	Impairment		No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—		—	$—	*	11
U.S. corporate public securities	—		—	30		69
U.S. corporate private securities	—		—	—	*	6
Foreign corporate public securities and foreign governments(1)	—		—	4		35
Foreign corporate private securities(1)	—		—	6		12
Residential mortgage-backed	—	*	10	5		47
Commercial mortgage-backed	—	*	1	24		117
Other asset-backed	—		—	1		74
Total	$—	*	11	$70		371
Credit Impairments	$—			$—
Intent Impairments	$—			$70
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three months ended June 30, 2021, the Company did not have any commercial mortgage loan troubled debt restructuring. For the six months ended June 30, 2021 the Company had one new commercial mortgage loan troubled debt restructuring with a pre and post modification carrying value of $5. For the three and six months ended June 30, 2021, the Company did not have any new private placement troubled debt restructuring. For the three and six months ended June 30, 2020, the Company did not have any new commercial mortgage loan or new private placement troubled debt restructuring.

For the three and six months ended June 30, 2021 and June 30, 2020, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of June 30, 2021 and December 31, 2020, respectively.

	As of June 30, 2021
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2021	$63	$173	$86	$—	$—	$322
2020	176	237	69	—	—	482
2019	243	215	83	—	—	541
2018	157	73	47	—	—	277
2017	679	236	4	—	—	919
2016	460	258	2	—	—	720
2015 and prior	1,908	421	22	—	—	2,351
Total	$3,686	$1,613	$313	$—	$—	$5,612

	As of December 31, 2020
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$202	$251	$39	$—	$—	$492
2019	327	230	125	—	—	682
2018	211	158	73	—	—	442
2017	645	427	5	—	—	1,077
2016	627	313	2	—	—	942
2015 and prior	2,525	648	22	—	—	3,195
Total	$4,537	$2,027	$266	$—	$—	$6,830

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of June 30, 2021 and December 31, 2020, respectively.

	As of June 30, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2021	$316	$6	$—	$—	$—	$322
2020	398	67	17	—	—	482
2019	366	78	39	58	—	541
2018	111	63	35	68	—	277
2017	504	96	48	271	—	919
2016	602	44	26	48	—	720
2015 and prior	2,001	208	93	49	—	2,351
Total	$4,298	$562	$258	$494	$—	$5,612

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

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of June 30, 2021 and December 31, 2020, respectively.

	As of June 30, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$67	$22	$28	$39	$74	$52	$—	$19	$21	$322
2020	99	187	40	39	38	39	2	14	24	482
2019	62	147	14	151	48	56	15	14	34	541
2018	66	95	60	17	21	12	—	6	—	277
2017	130	95	378	141	76	56	6	37	—	919
2016	185	141	170	42	59	89	10	18	6	720
2015 and prior	605	521	429	169	207	191	62	131	36	2,351
Total	$1,214	$1,208	$1,119	$598	$523	$495	$95	$239	$121	$5,612

	As of December 31, 2020
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$107	$187	$41	$39	$38	$39	$2	$15	$24	$492
2019	98	194	21	169	69	61	18	13	39	682
2018	105	141	70	37	59	15	—	15	—	442
2017	172	125	417	155	102	62	6	38	—	1,077
2016	274	174	185	46	103	114	13	27	6	942
2015 and prior	890	684	521	237	299	290	70	160	44	3,195
Total	$1,646	$1,505	$1,255	$683	$670	$581	$109	$268	$113	$6,830

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of June 30, 2021 and December 31, 2020, respectively.

	As of June 30, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$7	$33	$191	$91	$—	$—	$—	$322
2020	59	90	166	167	—	—	—	482
2019	46	98	288	82	27	—	—	541
2018	44	91	103	16	4	—	19	277
2017	111	451	197	157	3	—	—	919
2016	129	248	170	156	8	4	5	720
2015 and prior	889	331	462	316	95	51	207	2,351
Total	$1,285	$1,342	$1,577	$985	$137	$55	$231	$5,612

	As of December 31, 2020
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$59	$94	$165	$174	$—	$—	$—	$492
2019	55	111	384	95	37	—	—	682
2018	77	109	191	25	5	35	—	442
2017	138	505	252	178	4	—	—	1,077
2016	175	301	255	187	10	9	5	942
2015 and prior	1,276	484	570	426	117	268	54	3,195
Total	$1,780	$1,604	$1,817	$1,085	$173	$312	$59	$6,830

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2021	December 31, 2020
Allowance for credit losses, beginning of period	$89	$16	(1)
Credit losses on mortgage loans for which credit losses were not previously recorded	1	7
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	(14)	—
Increase (decrease) on mortgage loans with allowance recorded in previous period	(43)	69
Provision for expected credit losses	33	92
Write-offs	—	(3)
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, end of period	$33	$89
(1) On January 1, 2020, as a result of implementing ASU 2016-13 Measurement of Credit Losses of Financial Instruments, the company recorded a transition adjustment for Allowance for credit losses on mortgage loans on real estate of $15.

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

The following table presents past due commercial mortgage loans as of the dates indicated:

	June 30, 2021	December 31, 2020
Delinquency:
Current	$5,612	$6,825
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	5
Total	$5,612	$6,830

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of June 30, 2021, the company had no commercial mortgage loan in non-accrual status. As of December 31, 2020, the Company had one commercial mortgage loan in non-accrual status. There was no interest income recognized on loans in non-accrual status for the six months ended June 30, 2021 and year ended December 31, 2020.

As of June 30, 2021 and December 31, 2020, the Company had no commercial mortgage loans that were over 90 days or more past due but are not on non-accrual status. The Company had no commercial mortgage loans on non-accrual status for which there is no related allowance for credit losses as of June 30, 2021 and December 31, 2020.

Fixed Maturities, Trading

The Company invests in corporate private debt securities which are recognized at fair value within the Condensed Consolidated Balance Sheets with changes in value recognized in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three months and six months ended June 30, 2021 and 2020, there were no gains (losses) and no interest income.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed maturities	$497	$596	$1,012	$1,167
Equity securities	6	3	11	6
Mortgage loans on real estate	64	73	125	147
Policy loans	5	12	11	23
Short-term investments and cash equivalents	4	1	5	3
Other	97	(83)	240	(28)
Gross investment income	673	602	1,404	1,318
Less: investment expenses	17	16	34	34
Net investment income	$656	$586	$1,370	$1,284

As of June 30, 2021 and December 31, 2020, the Company had $1 and $2, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Net realized capital gains (losses) also include changes in fair value of trading debt securities and changes in fair value of equity securities. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,
	2021	2020
Fixed maturities, available-for-sale, including securities pledged	$15	$(16)
Fixed maturities, at fair value option	(129)	14
Equity securities, at fair value	5	14
Derivatives	(39)	(3)
Embedded derivatives - fixed maturities	—	(1)
Guaranteed benefit derivatives	(9)	45
Mortgage Loans	25	(53)
Other investments	95	(1)
Net realized capital gains (losses)	$(37)	$(1)

	Six Months Ended June 30,
	2021	2020
Fixed maturities, available-for-sale, including securities pledged	$1,783	$(52)
Fixed maturities, at fair value option	(377)	47
Equity securities, at fair value	11	4
Derivatives	(16)	(33)
Embedded derivatives - fixed maturities	(5)	7
Guaranteed benefit derivatives	48	(148)
Mortgage Loans	163	(58)
Other investments	98	(1)
Net realized capital gains (losses)	$1,705	$(234)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

On June 1, 2021, the Company fully disposed of a 9.99% equity interest in VA Capital which was originally acquired as part of a Master Transaction Agreement dated December 20, 2017, related to the sale of substantially all of our Closed Block Variable Annuity (CBVA) and Annuity business. The disposition resulted in a net realized gain of $95 reported as Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

Proceeds from the sale of fixed maturities, available-for-sale and trading, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds on sales	$608	$898	$10,213	$1,365
Gross gains	14	79	1,711	90
Gross losses	—	49	2	69

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

Total return swaps: The Company uses total return swaps as a hedge of interest related risks within various Legacy Annuity and Retirement products. Total return swaps are also used as a hedge of other corporate liabilities. Using total return swaps, the Company agrees with another party to exchange, at specified intervals, the difference between the economic performance of assets or a market index and a fixed or variable funding multiplied by reference to an agreed upon notional amount. No cash is exchanged at the onset of the contracts. Cash is paid and received over the life of the contract based upon the terms of the swaps. The Company utilized these contracts in non-qualifying hedging relationships.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2021			December 31, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Foreign exchange contracts	$73	$1	$—	$—	$—	$—
Cash flow hedges:
Interest rate contracts	22	—	—	22	—	—
Foreign exchange contracts	683	5	32	756	4	43
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	18,006	134	255	19,837	195	328
Foreign exchange contracts	155	2	3	122	—	3
Equity contracts	286	13	2	412	16	12
Credit contracts	143	1	1	223	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	—	15	—	N/A	20	—
Within products	—	—	44	N/A	—	95
Within reinsurance agreements	—	—	237	N/A	—	163
Managed custody guarantees	—	—	1	N/A	—	4
Total		$171	$575		$235	$649
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2021 and December 31, 2020. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	June 30, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$143	$1	$1
Equity contracts	232	13	2
Foreign exchange contracts	911	8	35
Interest rate contracts	15,025	134	255
		156	293
Counterparty netting(1)		(137)	(137)
Cash collateral netting(1)		(14)	(132)
Securities collateral netting(1)		—	(21)
Net receivables/payables		$5	$3
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

As of June 30, 2021, the Company held $15 and pledged $132 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2020, the Company held $5 and $140 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2021, the Company delivered $221 of securities and held no securities as collateral. As of December 31, 2020, the Company delivered $170 of securities and held no securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the period indicated:

	Three Months Ended June 30,
	2021		2020
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net realized capital gains/(losses)	Net investment income	Net investment income and Other net realized capital gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$6	$—	$(19)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	2	—	3

	Six Months Ended June 30,
	2021		2020
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net realized capital gains/(losses)	Net investment income	Net investment income and Other net realized capital gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(1)	$12	$2	$73
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	(1)	—	6

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Three Months Ended June 30,
	2021		2020
	Net investment income	Other net realized capital gains/(losses)	Net investment income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$656	$(37)	$586	$49
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(1)	—	—
Derivatives designated as hedging instruments(1)	—	1	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	—	3	—

	Six Months Ended June 30,
	2021		2020
	Net investment income	Other net realized capital gains/(losses)	Net investment income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$1,370	$1,705	$1,284	$(164)
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(1)	—	—
Derivatives designated as hedging instruments(1)	—	1	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	4	(5)	6	—
(1) An immaterial portion of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earnings.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended June 30,
		2021	2020
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(48)	$4
Foreign exchange contracts	Other net realized capital gains (losses)	(2)	(1)
Equity contracts	Other net realized capital gains (losses)	9	(9)
Credit contracts	Other net realized capital gains (losses)	1	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	—	(1)
Within products	Other net realized capital gains (losses)	(4)	36
Within reinsurance agreements(1)	Policyholder benefits	(29)	(125)
Managed custody guarantees	Other net realized capital gains (losses)	—	9
Total		$(73)	$(85)

	Location of Gain or (Loss) Recognized in Income on Derivative	Six Months Ended June 30,
		2021	2020
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(23)	$(33)
Foreign exchange contracts	Other net realized capital gains (losses)	(2)	6
Equity contracts	Other net realized capital gains (losses)	12	(9)
Credit contracts	Other net realized capital gains (losses)	1	4
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	(5)	7
Within products	Other net realized capital gains (losses)	31	(131)
Within reinsurance agreements(1)	Policyholder benefits	23	(60)
Managed custody guarantees	Other net realized capital gains (losses)	4	(17)
Total		$41	$(233)
(1)Excludes gains (losses) from standalone derivatives of $3 and $4 for the three and six months ended June 30, 2021, respectively, that are recognized in Other net realized capital gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$749	$249	$—	$998
U.S. Government agencies and authorities	—	75	—	75
State, municipalities and political subdivisions	—	1,031	—	1,031
U.S. corporate public securities	—	12,126	23	12,149
U.S. corporate private securities	—	3,327	2,011	5,338
Foreign corporate public securities and foreign governments(1)	—	3,704	10	3,714
Foreign corporate private securities(1)	—	3,387	352	3,739
Residential mortgage-backed securities	—	4,629	46	4,675
Commercial mortgage-backed securities	—	3,877	2	3,879
Other asset-backed securities	—	1,963	78	2,041
Total fixed maturities, including securities pledged	749	34,368	2,522	37,639
Fixed maturities, trading	—	—	45	45
Equity securities	105	—	249	354
Derivatives:
Interest rate contracts	6	128	—	134
Foreign exchange contracts	—	8	—	8
Equity contracts	—	13	—	13
Credit contracts	—	1	—	1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,823	165	—	2,988
Assets held in separate accounts	91,269	5,536	293	97,098
Total assets	$94,952	$40,219	$3,109	$138,280
Percentage of Level to total	69%	29%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives(2)	—	—	54	54
Other derivatives:
Interest rate contracts	—	255	—	255
Foreign exchange contracts	—	35	—	35
Equity contracts	—	2	—	2
Credit contracts	—	1	—	1
Embedded derivative on reinsurance	—	152	85	237
Total liabilities	$—	$445	$139	$584
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended June 30, 2021
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$60	$—	$1	$—	$—	$—	$(1)	$—	$(37)	$23	$—	$5
U.S. corporate private securities	1,584	1	40	23	—	—	(93)	504	(48)	2,011	—	(2)
Foreign corporate public securities and foreign governments(1)	7	—	—	10	—	—	—	—	(7)	10	—	—
Foreign corporate private securities(1)	380	1	8	1	—	(34)	(4)	—	—	352	1	5
Residential mortgage-backed securities	47	(4)	—	12	—	—	—	3	(12)	46	(4)	—
Commercial mortgage-backed securities	—	—	—	2	—	—	—	—	—	2	—	—
Other asset-backed securities	69	—	—	15	—	—	(7)	1	—	78	—	—
Total fixed maturities, including securities pledged	2,147	(2)	49	63	—	(34)	(105)	508	(104)	2,522	(3)	8
Fixed maturities, trading, at fair value	—	—	—	45	—	—	—	—	—	45	—	—
Equity securities, at fair value	257	3	—	—	—	(11)	—	—	—	249	3	—
Derivatives:
Guaranteed benefit derivatives(2)(5)	(41)	(19)	—	—	—	—	1	—	—	(59)	—	—
Other derivatives, net	—	—	—	—	—	—	—	—	—	—	—	—
Embedded derivatives on reinsurance	(88)	3	—	—	—	—	—	—	—	(85)	—	—
Assets held in separate accounts(4)	237	2	—	71	—	—	—	—	(17)	293	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations.
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2021
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$93	$1	$—	$—	$—	$(25)	$(1)	$—	$(45)	$23	$—	$—
U.S. corporate private securities	1,900	51	(96)	77	—	(328)	(137)	621	(77)	2,011	(1)	(96)
Foreign corporate public securities and foreign governments(1)	—	—	—	10	—	—	—	—	—	10	—	—
Foreign corporate private securities(1)	457	9	(2)	1	—	(81)	(32)	—	—	352	2	(5)
Residential mortgage-backed securities	43	(7)	—	15	—	(7)	—	2	—	46	(7)	—
Commercial mortgage-backed securities	—	—	—	1	—	(1)	(4)	6	—	2	—	—
Other asset-backed securities	61	—	(2)	22	—	(4)	(22)	23	—	78	—	(2)
Total fixed maturities, including securities pledged	2,554	54	(100)	126	—	(446)	(196)	652	(122)	2,522	(6)	(103)
Fixed maturities, trading, at fair value	—	—	—	45	—	—	—	—	—	45	—	—
Equity securities, at fair value	172	13	—	225	—	(152)	(9)	—	—	249	(2)	—
Derivatives:
Guaranteed benefit derivatives:
Guaranteed benefit derivatives (2)(5)	(99)	38	—	—	—	—	2	—	—	(59)	—	—
Other derivatives, net	1	—	—	—	—	—	(1)	—	—	—	(1)	—
Embedded derivatives on reinsurance	—	4	—	—	(89)	—	—	—	—	(85)	—	—
Assets held in separate accounts(4)	222	3	—	104	—	(1)	—	—	(35)	293	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations.
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2020
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$66	$—	$(2)	$—	$—	$—	$—	$43	$—	$107	$—	$(2)
U.S. corporate private securities	1,291	1	83	25	—	(13)	(49)	92	(40)	1,390	1	83
Foreign corporate public securities and foreign governments(1)	4	—	—	—	—	—	—	—	(4)	—	—	—
Foreign corporate private securities(1)	277	(4)	32	—	—	(2)	(4)	6	—	305	(4)	32
Residential mortgage-backed securities	30	—	—	24	—	—	—	—	(16)	38	—	—
Other asset-backed securities	87	(8)	1	20	—	—	(1)	—	—	99	(8)	1
Total fixed maturities, including securities pledged	1,755	(11)	114	69	—	(15)	(54)	141	(60)	1,939	(11)	114
Equity securities, at fair value	119	14	—	30	—	—	(2)	—	—	161	14	—
Derivatives:
Guaranteed benefit derivatives (2)(5)	(253)	45	—	—	(2)	—	—	—	—	(210)	—	—
Assets held in separate accounts(4)	141	2	—	33	—	—	—	3	(5)	174	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations.
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$74	$—	$(2)	$—	$—	$—	$(3)	$38	$—	$107	$—	$(2)
U.S. corporate private securities	1,457	1	10	71	—	(16)	(130)	88	(91)	1,390	1	10
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	328	(7)	(18)	3	—	(6)	(5)	10	—	305	(4)	(18)
Residential mortgage-backed securities	23	(2)	—	24	—	—	—	—	(7)	38	(2)	—
Other asset-backed securities	78	(8)	1	30	—	—	(2)	—	—	99	(8)	1
Total fixed maturities, including securities pledged	1,960	(16)	(9)	128	—	(22)	(140)	136	(98)	1,939	(13)	(9)
Equity securities, at fair value	128	5	—	30	—	—	(2)	—	—	161	5	—
Derivatives:
Guaranteed benefit derivatives:
Guaranteed benefit derivatives (2)(5)	(60)	(148)	—	—	(2)	—	—	—	—	(210)	—	—
Assets held in separate accounts(4)	116	(1)	—	80	—	(1)	—	3	(23)	174	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations.
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2021 and 2020, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.
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
The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$37,684	$37,684	$47,029	$47,029
Equity securities	354	354	242	242
Mortgage loans on real estate	5,612	6,018	6,830	7,316
Policy loans	413	413	718	718
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,988	2,988	2,012	2,012
Derivatives	157	157	215	215
Deposit assets(3)	1,555	1,638	—	—
Other investments	109	109	285	368
Assets held in separate accounts	97,098	97,098	90,552	90,552
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$35,183	$43,834	$35,545	$45,576
Funding agreements with fixed maturities	1,301	1,301	796	795
Supplementary contracts, immediate annuities and other	876	791	912	800
Derivatives:
Guaranteed benefit derivatives(2)	45	45	99	99
Other derivatives	293	293	387	387
Short-term debt	1	1	1	1
Long-term debt	2,969	3,460	3,044	3,043
Embedded derivative on reinsurance	237	237	163	163
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(2) Includes GMWBL, GMWB, FIA, Stabilizer and MCG.
(3) Included in Other assets on the Condensed Consolidated Balance Sheets.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2021
	DAC	VOBA		Total
Balance as of January 1, 2021	$1,440	$70		$1,510
Impact of ASU 2016-13	—	—		—
Deferrals of commissions and expenses	50	3		53
Amortization:
Amortization, excluding unlocking (2)	(479)	(158)		(637)
Unlocking(1)	(9)	7		(2)
Interest accrued	56	18	(3)	74
Net amortization included in Condensed Consolidated Statements of Operations	(432)	(133)		(565)
Change due to unrealized capital gains/(losses) on available-for-sale securities	181	267		448
Balance as of June 30, 2021	$1,239	$207		$1,446

	2020
	DAC	VOBA		Total
Balance as of January 1, 2020	$1,762	$464		$2,226
Impact of ASU 2016-13	3	—		3
Deferrals of commissions and expenses	51	2		53
Amortization:
Amortization, excluding unlocking	(136)	(49)		(185)
Unlocking(1)	7	(6)		1
Interest accrued	62	27	(3)	89
Net amortization included in Condensed Consolidated Statements of Operations	(67)	(28)		(95)
Change due to unrealized capital gains/(losses) on available-for-sale securities	(115)	(105)		(220)
Balance as of June 30, 2020	$1,634	$333		$1,967
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) During 2021, the Company recognized loss recognition of $301 and $1 for DAC and VOBA, respectively. There was no loss recognition during 2020.
(3) Interest accrued at the following rates for VOBA: 3.5% to 7.2% during 2021 and 3.5% and 7.4% during 2020.

7.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan"), the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan") and the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (the "2019 Omnibus Plan") (together, the "Omnibus Plans"). As of June 30, 2021, common stock reserved and available for issuance under the 2013 Omnibus Plan, the 2014 Omnibus Plan and the 2019 Omnibus Plan was 347,663, 1,950,627 and 10,196,055 shares, respectively.

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan ("Director Plan").

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted Stock Unit (RSU) awards	$8	$9	$26	$27
Performance Stock Unit (PSU) awards	11	7	30	25
Stock options	1	1	1	3
Total share-based compensation expense	20	17	57	55
Income tax benefit	4	4	15	23
After-tax share-based compensation expense	$16	$13	$42	$32

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the Director Plan for the periods indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	1.5		$55.86	2.0		$55.48
Adjustment for PSU performance factor	—		—	0.3		53.22
Granted	0.8		56.79	0.7		49.88
Vested	(1.1)		52.83	(0.9)		53.28
Forfeited	—	*	58.58	—	*	57.19
Outstanding as of June 30, 2021	1.2		$57.43	2.1		$54.06
* Less than 0.1

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2021	2.6	$42.29
Granted	—	—
Exercised	(0.3)	39.56
Forfeited	—	—
Outstanding as of June 30, 2021	2.3	$42.67
Vested, exercisable, as of June 30, 2021	1.6	$40.68
8.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2020	140.7	8.4	132.3
Common shares issued	0.1		0.1
Common shares acquired - share repurchase	—	10.2	(10.2)
Share-based compensation	2.5	0.5	2.0
Balance, December 31, 2020	143.3	19.1	124.2
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	12.0	(12.0)
Share-based compensation	2.1	0.9	1.2
Balance, June 30, 2021	145.4	32.0	113.4

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividends declared per share of Common Stock	$0.165	$0.15	$0.33	$0.30

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

The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions during the six months ended June 30, 2021:

Execution Date	Payment		Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
June 30, 2021	$400	(1)	5,203,252	(2)	(2)	(2)
February 11, 2021	$250		3,617,291	May 14, 2021	330,852	3,948,143
December 28, 2020	$150		2,066,472	January 26, 2021	509,909	2,576,381
(1) A payable of $400 is included in Other liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2021 for this repurchase agreement.
(2) This arrangement is scheduled to terminate no later than the end of the third quarter of 2021, at which time the Company will settle any positive or negative share balances based on the daily volume-weighted average price of the Company's common stock.

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The exercise price of the warrants at the time of issuance was $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. On March 12, 2018, ING Group sold its remaining interests in the warrants and no longer owns any warrants. On June 29, 2021, the Company paid a quarterly dividend of $0.165 per share on its common stock. As a consequence, the exercise price of the warrants to purchase shares of common stock was adjusted to $47.73 per share of common stock and the number of shares of common stock for which each warrant is exercisable has been adjusted to 1.0023245. As of June 30, 2021, no warrants have been exercised.

Preferred Stock

As of June 30, 2021 and December 31, 2020, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	June 30, 2021		December 31, 2020
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000
The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended June 30,	Per Share	Aggregate	Per Share	Aggregate
2021	$—	$—	$13.375	$4
2020	—	—	13.375	4
Six Months Ended June 30,
2021	$30.625	$10	$26.750	$8
2020	30.625	10	26.750	8
As of June 30, 2021, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2021	2020	2021	2020
Earnings
Net income (loss) available to common shareholders:
Income (loss) from continuing operations	$916	$(48)	$2,002	$2
Less: Preferred stock dividends	4	4	18	18
Less: Net income (loss) attributable to noncontrolling interest	447	(79)	447	(73)
Income (loss) from continuing operations available to common shareholders	465	27	1,537	57
Income (loss) from discontinued operations, net of tax	(6)	(93)	8	(223)
Net income (loss) available to common shareholders	$459	$(66)	$1,545	$(166)

Weighted average common shares outstanding
Basic	120.6	126.2	121.6	128.6
Dilutive Effects(1)(2):
Warrants	7.3	—	6.3	1.5
RSU awards	0.9	0.8	1.0	1.0
PSU awards	0.7	1.0	0.9	1.4
Stock Options	0.7	0.3	0.7	0.4
Diluted	130.2	128.3	130.5	132.9

Basic(3)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$3.86	$0.21	$12.64	$0.44
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.05)	$(0.73)	$0.06	$(1.73)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$3.81	$(0.52)	$12.71	$(1.29)
Diluted(3)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$3.58	$0.21	$11.78	$0.43
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.04)	$(0.72)	$0.06	$(1.67)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$3.53	$(0.51)	$11.84	$(1.25)
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
(2) For the three months and six months ended June 30, 2021, weighted average shares used for calculating earnings per share excludes the impact of forward contracts related to the share repurchase agreement entered into on June 30, 2021 as the inclusion of these instruments would be antidilutive to the earnings per share calculation. For more information on the share repurchase agreement, see the Shareholders' Equity Note to these Consolidated Financial Statements.
(3) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	June 30,
	2021	2020
Fixed maturities, net of impairment	$3,739	$6,914
Derivatives(1)	63	195
DAC/VOBA adjustment on available-for-sale securities	(877)	(1,915)
Premium deficiency reserve adjustment	(15)	(324)
Sales inducements and other intangibles adjustment on available-for-sale securities	5	(213)
Other	2	—
Unrealized capital gains (losses), before tax	2,917	4,657
Deferred income tax asset (liability)	(490)	(623)
Net unrealized capital gains (losses)	2,427	4,034
Pension and other postretirement benefits liability, net of tax	4	5
AOCI	$2,431	$4,039
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of June 30, 2021, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $20.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$824		$(173)	$651
Other	(2)		—	(2)
Impairments	2		—	2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(15)		3	(12)
DAC/VOBA	(149)		31	(118)
Premium deficiency reserve adjustment	(1)		1	—
Change in unrealized gains (losses) on available-for-sale securities	659		(138)	521

Derivatives:
Derivatives	7	(1)	(2)	5
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	2		(1)	1

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$660		$(139)	$521
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,105)		$421	$(2,684)
Impairments	6		(1)	5
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(1,775)		373	(1,402)
DAC/VOBA	1,194	(1)	(251)	943
Premium deficiency reserve adjustment	445		(93)	352
Sales inducements and other intangibles	419		(88)	331
Change in unrealized gains (losses) on available-for-sale securities	(2,816)		361	(2,455)

Derivatives:
Derivatives	(2)	(2)	—	(2)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(11)		2	(9)
Change in unrealized gains (losses) on derivatives	(13)		2	(11)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$(2,830)		$363	$(2,467)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$4,087		$(858)	$3,229
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	8		(2)	6
DAC/VOBA	(1,009)		212	(797)
Premium deficiency reserve adjustment	(178)		38	(140)
Sales inducements and other intangibles	(86)		18	(68)
Change in unrealized gains (losses) on available-for-sale securities	2,822		(592)	2,230

Derivatives:
Derivatives	(34)	(1)	7	(27)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		2	(4)
Change in unrealized gains (losses) on derivatives	(40)		9	(31)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$2,781		$(583)	$2,198
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information    .

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,331		$(280)	$1,051
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	37		(8)	29
DAC/VOBA	(417)	(1)	88	(329)
Premium deficiency reserve adjustment	(75)		16	(59)
Sales inducements and other intangibles	(28)		6	(22)
Change in unrealized gains (losses) on available-for-sale securities	848		(178)	670

Derivatives:
Derivatives	62	(2)	(13)	49
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(12)		3	(9)
Change in unrealized gains (losses) on derivatives	50		(10)	40

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(2)		—	(2)
Change in pension and other postretirement benefits liability	(2)		—	(2)
Change in Accumulated other comprehensive income (loss)	$896		$(188)	$708
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

The Company's effective tax rate for the three months ended June 30, 2021 was 10.9%. The effective tax rate differed from the statutory rate of 21% primarily due to non-controlling interest and the effect of the dividends received deduction ("DRD"). The Company's effective tax rate for the six months ended June 30, 2021 was 3.1%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the release of a stranded tax benefit in Other Comprehensive Income due to the Individual Life Transaction, non-controlling interest and the effect of the DRD.

The Company's effective tax rate for the three months ended June 30, 2020 was (14.3)%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD partially offset by non-controlling interest and nondeductible expenses. The Company's effective tax rate for the six months ended June 30, 2020 was 0.0%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD and nondeductible expenses partially offset by non-controlling interest.

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

12.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt securities issued and outstanding as of June 30, 2021 and December 31, 2020:

	Issuer	Maturity	June 30, 2021	December 31, 2020
3.125% Senior Notes, due 2024 (2)(3)	Voya Financial, Inc.	07/15/2024	$375	$398
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	444	497
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	395	395
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	Voya Financial, Inc.	01/23/2048	345	345
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	Voya Financial, Inc.	05/15/2053	740	739
7.25% Voya Holdings Inc. debentures, due 2023(1)	Voya Holdings, Inc.	08/15/2023	140	139
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings, Inc.	08/15/2026	139	138
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings, Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	14
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	3	4
Subtotal			2,970	3,045
Less: Current portion of long-term debt			1	1
Total			$2,969	$3,044
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.

As of June 30, 2021, the Company was in compliance with its debt covenants.

Aetna Notes

As of June 30, 2021, the outstanding principal amount of the Aetna Notes was $358, which is guaranteed by ING Group. As of June 30, 2021, the Company provided $373 of collateral benefiting ING Group, comprised of a deposit of $210 to a control account with a third-party collateral agent and $163 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Notes

During the six months ended June 30, 2021, the Company repurchased $23 and $53 par value of its 3.125% Senior Notes, due 2024 and 3.65% Senior Notes, due 2026, respectively, for $25 and $60, respectively, on the open market, resulting in loss on debt extinguishment of $10, which is included in Interest expense on the Condensed Consolidated Statements of Operations.
Senior Unsecured Credit Facility Agreement

As of June 30, 2021, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 of committed capacity for issuing letters of credit and the full $500 may be utilized for direct borrowings. As of June 30, 2021, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $6.15 billion, which may increase upon any future equity issuances by the Company.

13.    Commitments and Contingencies

Leases

During the three and six months ended June 30, 2021, the Company recorded an impairment of $13 on its right-of-use asset associated with leased office space, which is included in Operating expenses in the Condensed Consolidated Statements of Operations.

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

As of June 30, 2021, the Company had off-balance sheet commitments to acquire mortgage loans of $177 and purchase limited partnerships and private placement investments of $1,040, of which $321 related to consolidated investment entities.

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

	June 30, 2021	December 31, 2020
Fixed maturity collateral pledged to FHLB (1)	$1,807	$1,386
FHLB restricted stock(2)	72	54
Other fixed maturities-state deposits	47	47
Cash and cash equivalents	15	15
Securities pledged(3)	1,094	449
Total restricted assets	$3,035	$1,951
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $785 and $197 as of June 30, 2021 and December 31, 2020, respectively. In addition, as of June 30, 2021 and December 31, 2020, the Company delivered securities as collateral of $221 and $170 and repurchase agreements of $88 and $82, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2021 and December 31, 2020, the Company had $1,301 and $795, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, assets with a market value of approximately $1,807

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

and $1,386, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

Subsequent to June 30, 2021, the Company issued no additional funding agreements to the FHLB and pledged no additional assets as required collateral.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2021, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25.

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

Litigation includes Henkel of America v. ReliaStar Life Insurance Company, et al. (USDC District of Connecticut, No. 1:18-cv-00965) (filed June 8, 2018). Plaintiff alleges that ReliaStar breached the terms of a stop loss policy it issued to Plaintiff by refusing to reimburse Plaintiff for more than $47 in claims incurred by participants in prior years and submitted for coverage under the stop loss policy. Plaintiff alleges a breach of contract claim or, in the alternative, that the stop loss policy be declared to cover the submitted claims, and also asserts that ReliaStar engaged in unfair trade practices and unfair insurance practices in violation of state statutes, and did so willfully and intentionally to warrant an award of punitive damages under state law. On

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

July 8, 2021, the district court denied defendant Express Scripts’ motion for summary judgement. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

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

As of June 30, 2021, approximately $113 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $310 and $233 as of June 30, 2021 and December 31, 2020, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages,

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 6 and 3 CLOs as of June 30, 2021 and December 31, 2020, respectively.

Limited Partnerships ("LPs")

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 13 and 12 funds, which were structured as partnerships, as of June 30, 2021 and December 31, 2020, respectively.

The non-controlling interest related to these partnerships increased from $1,068 at December 31, 2020 to $1,413 at June 30, 2021. The change in non-controlling interest was primarily driven by favorable market appreciation, adjusted for contributions and distributions. The Company records the non-controlling interest using a lag methodology relying on the most recent financial information available.

Registered Investment Companies

The Company did not consolidate any sponsored investment funds accounted for as VOEs as of June 30, 2021. The Company deconsolidated one sponsored investment fund accounted for as a VOE as of December 31, 2020, because it was no longer the majority investor in the fund, and as such, did not have a controlling financial interest in the fund.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2021 and 2029, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.0%. As of June 30, 2021 and December 31, 2020, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $6 and $20, respectively. Less than 1.0% of the collateral assets were in default as of June 30, 2021 and December 31, 2020.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR or EURIBOR plus a pre-defined spread, which varies from 0.5% for the more senior tranches to 8.5% for the more subordinated tranches. CLO notes mature in 2026, 2031 and 2034, and have a weighted average maturity of 10 years as of June 30, 2021. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of June 30, 2021 and December 31, 2020, certain private equity funds maintained term loans and revolving lines of credit of $1,078 and $647, respectively. The term loans mature in three to five years, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at LIBOR/EURIBOR plus 150 - 215 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of June 30, 2021 and December 31, 2020, outstanding borrowings amount to $636 and $491, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of June 30, 2021:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$85	$—	$—	$—	$85
Corporate loans, at fair value using the fair value option	—	1,081	—	—	1,081
Limited partnerships/corporations, at fair value	—	—	—	2,248	2,248
Total assets, at fair value	$85	$1,081	$—	$2,248	$3,414
Liabilities
CLO notes, at fair value using the fair value option	$—	$905	$—	$—	$905
Total liabilities, at fair value	$—	$905	$—	$—	$905
The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2020:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$221	$—	$—	$—	$221
Corporate loans, at fair value using the fair value option	—	805	—	—	805
Limited partnerships/corporations, at fair value	—	—	—	1,724	1,724
Total assets, at fair value	$221	$805	$—	$1,724	$2,750
Liabilities
CLO notes, at fair value using the fair value option	$—	$783	$—	$—	$783
Total liabilities, at fair value	$—	$783	$—	$—	$783

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and six months ended June 30, 2021 and 2020, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Deconsolidation of Certain Investment Entities

The Company had no deconsolidations during the three and six months ended June 30, 2021. The Company determined its interest in the Pomona Investment Fund was less than a majority of the fund's NAV and therefore did not represent a controlling financial interest. As a result of this determination, the Company deconsolidated one investment entity during the three and six months ended June 30, 2020.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of June 30, 2021 and December 31, 2020, the Company held $388 and $405 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

LPs

As of June 30, 2021 and December 31, 2020, the Company held $1,543 and $1,476 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

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

15.     Restructuring

Organizational Restructuring

Pursuant to the Company executing the Resolution MTA and the Individual Life Transaction, the Company sold five of its legal subsidiaries, SLD, SLDI, Roaring River II ("RRII"), Midwestern United Life Insurance Company ("MUL") and Voya American Equities, Inc. ("VAE") to Resolution Life US, which is an insurance holding company newly formed by Resolution Life Group Holdings, L.P. (“RLGH”), a Bermuda-based limited partnership. The Company also executed an agreement with Cetera on June 9, 2021, where Cetera acquired the independent financial planning channel of VFA. Additionally, the Company transferred or ceased usage of a substantial number of administrative systems and is undertaking restructuring efforts to reduce stranded expenses associated with its Individual Life business and independent financial planning channel as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly and indirectly related to these dispositions beyond the second quarter of 2021, of $60 - $135 in addition to the $78 incurred during 2020 and $52 incurred for the six months ended June 30, 2021.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Amounts Incurred to Date(1)
	2021	2020	2021	2020
Severance benefits	$9	$(5)	$13	$(8)	$75
Organizational transition costs	32	42	39	64	362
Total restructuring expenses	$41	$37	$52	$56	$437
Continuing operations	$41	$21	$52	$36	$372
Discontinued operations	$—	$16	$—	$20	$65
(1) Includes expenses incurred during 2017-2021.

The following table presents the accrued liability associated with Organizational Restructuring expenses as of June 30, 2021:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2021	$21	$33	$54
Provision	13	39	52
Payments	(7)	(58)	(65)
Accrued liability as of June 30, 2021	$27	$14	$41

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

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations before income taxes	$1,028	$(42)	$2,066	$2
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	29	42	67	34
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(5)	38	5	(51)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	247	(55)	971	(46)
Income (loss) attributable to noncontrolling interest	447	(79)	447	(73)
Income (loss) related to early extinguishment of debt	—	—	(10)	—
Dividend payments made to preferred shareholders	4	4	18	18
Other adjustments	(46)	(9)	(57)	(31)
Total adjustments to income (loss) from continuing operations	$675	$(59)	$1,441	$(149)

Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$295	$37	$550	$160
Investment Management	66	20	118	59
Health Solutions	63	36	100	98
Corporate	(71)	(75)	(142)	(166)
Total	$353	$17	$626	$151

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$2,503	$1,669	$546	$3,354

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	(71)	41	(39)	33
Gains (losses) on change in fair value of derivatives related to guaranteed benefits	(5)	38	5	(52)
Revenues related to businesses exited or to be exited through reinsurance or divestment	296	332	(3,413)	676
Revenues attributable to noncontrolling interest	464	(66)	470	(57)
Other adjustments	205	99	315	132
Total adjustments to revenues	889	444	$(2,663)	$732

Adjusted operating revenues by segment:
Wealth Solutions	807	559	$1,589	$1,236
Investment Management	193	129	382	294
Health Solutions	591	530	1,190	1,074
Corporate	24	7	48	18
Total	$1,614	$1,225	$3,209	$2,622

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Management intersegment revenues	$22	$27	$45	$53

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	June 30, 2021	December 31, 2020
Wealth Solutions	$134,981	$129,801
Investment Management	926	1,027
Health Solutions	3,033	2,917
Corporate	26,103	23,535
Total assets, before consolidation(1)	165,043	157,280
Consolidation of investment entities	3,151	2,535
Total assets, excluding assets held for sale	168,194	159,815
Assets held for sale	—	20,703
Total assets	$168,194	$180,518
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

The following discussion and analysis presents a review of our consolidated results of operations for the three and six months ended June 30, 2021 and 2020 and financial condition as of June 30, 2021 and December 31, 2020. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report on Form 10-K").

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

On June 9, 2021, we completed the sale of the independent financial planning channel of Voya Financial Advisors (“VFA”) to Cetera Financial Group, Inc. (“Cetera”), one of the nation's largest networks of independently managed broker-dealers. In connection with this transaction, we transferred more than 800 independent financial professionals serving retail customers with approximately $38 billion in assets under advisement to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our Wealth Solutions business. In addition, the sale resulted in a gain of $279 million, before income taxes, which was recorded in Other revenue in the accompanying Condensed Consolidated Statements of Operations and was excluded from Adjusted operating earnings for the three and six months ended June 30, 2021.

Discontinued Operations

The Individual Life Transaction

On January 4, 2021, we completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019, with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired Security Life of Denver Company ("SLD"), Security Life of Denver International Limited ("SLDI") and Roaring River II, Inc. ("RRII") including several subsidiaries of SLD.

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
In connection with the closing, $100 million was deferred in cash proceeds for a period of up to 42 months, subject to an adjustment mechanism based on certain financial contingencies affecting SLD over that period. In addition, in connection with the unwind of certain guarantee obligations affecting portions of SLD’s business, in lieu of $60 million of cash proceeds, we received approximately $60 million in additional preferred equity interests in Resolution Life US affiliates. We determined that the legal entities sold and the Individual Life and Annuities businesses within these entities met the criteria to be classified as held for sale and that the sale represented a strategic shift that will have a major effect on our operations. Accordingly, the results of operations of the businesses sold are presented as discontinued operations, and the assets and liabilities of the related businesses are classified as held for sale and segregated for all periods presented in this Quarterly Report on Form 10-Q.

As of December 31, 2020, we recorded an estimated loss on sale, net of tax of $1,466 million to write down the carrying value of the businesses held for sale to estimated fair value, which was based on the estimated sales price of the Individual Life Transaction (as defined above) as of December 31, 2020, less cost to sell and other adjustments in accordance with the Resolution MTA. Income (loss) from discontinued operations, net of tax, for the six months ended June 30, 2021, includes an estimated reduction to the loss on sale of $8 million, net of tax. The estimated loss on sale, net of tax as of June 30, 2021, of $1,458 million, represents the excess of the estimated carrying value of the businesses sold over the estimated purchase price, which approximates fair value, less cost to sell. As a result of the close of the Individual Life Transaction, the net aggregate reduction in Total shareholders' equity, excluding Accumulated other comprehensive income (“AOCI”), was $0.6 billion. The net aggregate reduction in Total shareholders’ equity, including AOCI, was $2.3 billion. This includes the impact of the cumulative estimated loss on sale as well as the reversal of the AOCI related to the entities sold.

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

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction (closed on January 4, 2021) for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Revenues:
Net investment income	$—	$304
Fee income	—	352
Premiums	—	15
Total net realized capital gains (losses)	—	17
Other revenue	—	(9)
Total revenues	—	679
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders (1)	—	553
Operating expenses	—	68
Net amortization of Deferred policy acquisition costs and Value of business acquired(2)	—	30
Interest expense	—	4
Total benefits and expenses	—	655
Income (loss) from discontinued operations before income taxes	—	24
Income tax expense (benefit)	—	5
Adjustment to loss on sale, net of tax	8	(242)
Income (loss) from discontinued operations, net of tax	$8	$(223)

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

COVID-19 and its Effect on the Global Economy

COVID-19, the disease caused by the novel coronavirus, has had a significant adverse effect on the global economy since March of 2020. Even though the pace of vaccinations are increasing in many countries, including the United States, the disease continues to spread throughout the world. The persistence of new infections, including the introduction of new variants, has slowed the re-opening of the U.S. economy and, even in regions where restrictions have largely been lifted, economic activity has been slow to recover. Longer-term, the economic outlook is uncertain, but may depend in significant part on progress with respect to effective therapies to treat COVID-19 or the approval of additional vaccines and the pace at which they are administered globally.

Effect on Voya Financial - Financial Condition, Capital and Liquidity

Because both public health and economic circumstances are changing so rapidly at present, it is impossible to predict how COVID-19 will affect Voya Financial’s future financial condition. Absent a further significant and prolonged market shock, however, we do not anticipate a material effect on our balance sheet, statutory capital, or liquidity. Our capital levels remain strong and significantly above our targets. As of June 30, 2021, our estimated combined RBC ratio on a pro forma basis for other items post the completion of the Individual Life Transaction was 544%, above our 400% target.

Although we paused our repurchase program later in the first quarter of 2020 as a prudent measure in light of current market uncertainties, we restarted this program in the last quarter of 2020 and since then have completed repurchases of approximately $873 million of our common shares. In January 2021, we increased our common shareholder dividend by 10%. We do not anticipate any reduction in our dividend and continue to monitor the dividends-paying capacity of our insurance subsidiaries. We received regulatory approval and distributed $832 million from our insurance subsidiaries during the second quarter of 2021.

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

Investment Management

In Investment Management, the overall market improvement over the last year along with positive net flows contributed to AUM levels. We believe, in aggregate, that investment capital will be reevaluated higher, however if the economy declines due to emerging variants, investment capital results could decline. In addition, we had seen an elevated level of outflows associated with our retail business at the outset of the pandemic that has since subsided. The pandemic has made generating new business leads more challenging, resulting in a reduction in sales meetings and activities that could result in a lower level of sales activity during the year. If the pandemic persists and the economy fails to grow or declines from current levels, asset values could be negatively impacted resulting in lower management fee revenue and/ or investment capital returns.

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

Interest Rate Environment

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•Our general account investment portfolio, which was approximately $45.6 billion as of June 30, 2021, consists predominantly of fixed income investments. In the near term, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2021 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.
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

Restructuring

Organizational Restructuring

Pursuant to the Company executing the Resolution MTA and the Individual Life Transaction, the Company sold five of its legal subsidiaries, SLD, SLDI, Roaring River II ("RRII"), Midwestern United Life Insurance Company ("MUL") and Voya American Equities, Inc. ("VAE") to Resolution Life US, which is an insurance holding company newly formed by Resolution Life Group Holdings, L.P. (“RLGH”), a Bermuda-based limited partnership. The Company also executed an agreement with Cetera on June 9, 2021, where Cetera acquired the independent financial planning channel of VFA. Additionally, the Company transferred or ceased usage of a substantial number of administrative systems and is undertaking restructuring efforts to reduce stranded expenses associated with its Individual Life business and independent financial planning channel as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly and indirectly related to these dispositions beyond the second quarter of 2021, of $60 - $135 in addition to the $78 incurred during 2020 and $52 incurred for the six months ended June 30, 2021.

The prior restructuring initiatives disclosed in the 2020 Form 10-K concluded prior to 2021 and the Company does not anticipate incurring any additional restructuring expenses related to those initiatives.

See the Restructuring Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information on the restructuring activities related to the Individual Life Transaction.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2021	2020	Change	2021	2020	Change
Revenues:
Net investment income	$656	$586	$70	$1,370	$1,284	$86
Fee income	436	464	(28)	894	969	(75)
Premiums	516	607	(91)	(4,471)	1,215	(5,686)
Net realized capital gains (losses)	(37)	(1)	(36)	1,705	(234)	1,939
Other revenue	374	81	293	484	173	311
Income (loss) related to consolidated investment entities	558	(68)	626	564	(53)	617
Total revenues	2,503	1,669	834	546	3,354	(2,808)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	686	997	(311)	(3,504)	1,879	(5,383)
Operating expenses	706	643	63	1,308	1,283	25
Net amortization of Deferred policy acquisition costs and Value of business acquired (1)	26	19	7	565	95	470
Interest expense	39	40	(1)	88	80	8
Operating expenses related to consolidated investment entities	18	12	6	23	15	8
Total benefits and expenses	1,475	1,711	(236)	(1,520)	3,352	(4,872)
Income (loss) from continuing operations before income taxes	1,028	(42)	1,070	2,066	2	2,064
Income tax expense (benefit)	112	6	106	64	—	64
Income (loss) from continuing operations	916	(48)	964	2,002	2	2,000
Income (loss) from discontinued operations, net of tax	(6)	(93)	87	8	(223)	231
Net Income (loss)	910	(141)	1,051	2,010	(221)	2,231
Less: Net income (loss) attributable to noncontrolling interest	447	(79)	526	447	(73)	520
Less: Preferred stock dividends	4	4	—	18	18	—
Net income (loss) available to our common shareholders	$459	$(66)	$525	$1,545	$(166)	$1,711
(1) Refer to DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further detail.

The following table presents AUM and AUA as of the dates indicated:

	As of June 30,
($ in millions)	2021	2020
AUM and AUA:
Wealth Solutions(1)	$527,835	$437,290
Investment Management(1)	315,331	281,900
Health Solutions	1,905	1,870
Eliminations/Other	(123,906)	(114,970)
Total AUM and AUA(1)(2)	$721,165	$606,090

AUM	386,696	327,384
AUA(1)	334,469	278,706
Total AUM and AUA(1)(2)	$721,165	$606,090
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

Consolidated - Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Total Revenues

Total revenues increased $834 million from $1,669 million to $2,503 million. The following items contributed to the overall increase.

Net investment income increased $70 million from $586 million to $656 million primarily due to:

•higher alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance.

The increase was partially offset by:

•transfer of assets to a comfort trust pursuant to the reinsurance agreements entered into concurrent with the closing of the Individual Life Transaction.

Fee income decreased $28 million from $464 million to $436 million primarily due to:

•lower fee income compared to the prior period due to the close of the Individual Life Transaction in both businesses exited and Investment Management.

The decrease was partially offset by:

•an increase in average separate account, institutional/mutual fund and external client AUM in Wealth Solutions and Investment Management driven by market performance and positive net flows.

Premiums decreased $91 million from $607 million to $516 million primarily due to:

•lower premiums compared to the prior period due to the close of the Individual Life Transaction.

The decrease was partially offset by:

•higher premiums driven by growth in the Stop Loss and Voluntary blocks of business in Health Solutions.

Net realized capital losses increased $36 million from $1 million to $37 million primarily due to:

•unfavorable market-to-market adjustments on securities subject to fair value option accounting primarily driven by a general market re-pricing of prepayment risk;
•an unfavorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements; and
•losses from market value changes associated with a reinsured business, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders.

The increase was partially offset by:

•a realized gain driven by the sale of our stake in a limited partnership interest; and
•a favorable change in the allowance for losses on commercial mortgage loans.

Other revenue increased $293 million from $81 million to $374 million primarily due to:

•a net gain related to the sale of the independent financial planning channel of VFA; and
•revenue from transition services agreements resulting from the close of the Individual Life Transaction.

Income (loss) related to consolidated investment entities increased $626 million from loss of $68 million to income of $558 million primarily due to:

•increase in investments in limited partnerships;
•equity market impacts to limited partnership valuations; and
•new funds launched during the current period.

Total Benefits and Expenses

Total benefits and expenses decreased $236 million from $1,711 million to $1,475 million. The following items contributed to the overall decrease.

Interest credited and other benefits to contract owners/policyholders decreased $311 million from $997 million to $686 million primarily due to:

•lower benefits compared to the prior year due to the close of the Individual Life Transaction; and
•market value impacts and changes in the reinsurance deposit asset associated with a reinsured business, which are fully offset by a corresponding amount in Net realized capital gains (losses).

The decrease was partially offset by:

•higher claims in Group Life, primarily related to COVID-19, and growth in Stop Loss and Voluntary blocks of business, partially offset by a lower Voluntary loss ratio in Health Solutions.

Operating expenses increased $63 million from $643 million to $706 million primarily due to:

•an increase in growth-based expenses in Wealth Solutions and Health Solutions;
•higher restructuring charges in the current period;
•higher incentive compensation in Corporate due to stronger performance in the current period; and
•higher compensation related expenses in our Investment Management segment primarily associated with higher earnings in the current period.

The increase was partially offset by:

•lower expenses due to direct operating expenses in the prior period reported in businesses exited or to be exited through reinsurance or divestment that ceased upon the closing of the Individual Life Transaction;
•a litigation reserve in Wealth Solutions during the prior year;
•lower amortization of intangible assets in Corporate related to a prior acquisition that became fully amortized; and
•a favorable change in quarterly pension costs.

Net amortization of DAC/VOBA increased $7 million from $19 million to $26 million primarily due to:

•higher amortization on higher gross profits in Wealth Solutions; and
•higher amortization on our business reinsured.

The increase was partially offset by:

•a favorable change in unlocking in Wealth Solutions primarily driven by equity market performance.

Income Tax Expense

Income tax expense increased $106 million from $6 million to $112 million primarily due to:

•an increase in income before income taxes.

The increase was partially offset by:

•a change in noncontrolling interest; and
•an increase in the dividends received deduction ("DRD").

Loss from Discontinued Operations, net of Tax

Loss from discontinued operations, net of tax decreased $87 million from $93 million to $6 million primarily due to:

•a higher unfavorable adjustment to the Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the prior period.

The decrease was partially offset by:

•a decrease in Net results from discontinued operations as business ceased at the close of the Individual Life Transaction.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

Net investment gains and related charges and adjustments decreased $13 million from $42 million to $29 million primarily due to:
•unfavorable market-to-market adjustments on securities subject to fair value option accounting primarily driven by a general market re-pricing of prepayment risk.

The decrease was partially offset by:

•a realized gain driven by the sale of our stake in a limited partnership interest; and
•a favorable change in the allowance for losses on commercial mortgage loans.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $43 million from a gain of $38 million to a loss of $5 million primarily due to:

•unfavorable changes in derivative valuations due to interest rate movements.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment changed $302 million from a loss of $55 million to a gain of $247 million primarily due to:

•A gain related to the sale of the independent financial planning channel of VFA net of transaction-related costs to sell; and
•net losses, including unfavorable alternative investment performance, in the prior period related to the Individual Life and the Non-Wealth Solution Annuities businesses in RLI, VRIAC, and RLNY that were ceded to SLD at the close of the Individual Life Transaction.

The change was partially offset by:

•amortization of intangibles related to the businesses ceded to SLD at the close of the Individual Life Transaction.

Other adjustments to operating earnings increased $37 million from a loss of $9 million to a loss of $46 million primarily due to:
•higher costs recorded in the current period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Consolidated - Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net Income (Loss)

Total revenues decreased $2,808 million from $3,354 million to $546 million. The following items contributed to the overall decrease.

Net investment income increased $86 million from $1,284 million to $1,370 million primarily due to:

•higher alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance.

The increase was partially offset by:

•transfer of assets to a comfort trust pursuant to the reinsurance agreements entered into concurrent with the closing of the Individual Life Transaction.
Fee income decreased $75 million from $969 million to $894 million primarily due to:

•lower fee income compared to the prior period due to the close of the Individual Life Transaction in both businesses exited and Investment Management.

The decrease was partially offset by:

•an increase in average separate account, institutional/mutual fund and external client AUM in Wealth Solutions and Investment Management driven by market performance and positive net flows.

Premiums decreased $5,686 million from $1,215 million to $(4,471) million primarily due to:

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

Net realized capital gains (losses) changed $1,939 million from a loss of $234 million to a gain of $1,705 million primarily due to:

•realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction;
•a favorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements;
•a realized gain driven by the sale of our stake in a limited partnership interest; and
•a favorable change in the allowance for losses on commercial mortgage loans.

    The change was partially offset by:

•unfavorable market-to-market adjustments on securities subject to fair value option accounting primarily driven by a general market re-pricing of prepayment risk; and
•losses from market value changes associated with a reinsured business, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders.

Other revenue increased $311 million from $173 million to $484 million primarily due to:

•a net gain related to the sale of the independent financial planning channel of VFA; and
•revenue from transition services agreements resulting from the close of the Individual Life Transaction.

Income (loss) related to consolidated investment entities increased $617 million from loss of $53 million to income of $564 million primarily due to:

•increase in investments in limited partnerships;
•equity market impacts to limited partnership valuations; and
•new funds launched during the current period.
Total benefits and expenses decreased $4,872 million from $3,352 million to $(1,520) million. The following items contributed to the overall decrease.

Interest credited and other benefits to contract owners/policyholders decreased $5,383 million from $1,879 million to $(3,504) million primarily due to:

•the close of the Individual Life Transaction, at which point RLI, VRIAC, and RLNY ceded substantially all of their Individual Life and Non-Wealth Solutions Annuities businesses to SLD, which are fully offset by a corresponding amount in Premiums; and
•market value impacts and changes in the reinsurance deposit asset associated with a reinsured business, which are fully offset by a corresponding amount in Net realized capital gains (losses).

    The decrease was partially offset by:

•amortization and loss recognition driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction;
•higher claims in Group Life, primarily related to COVID-19, and growth in Stop Loss and Voluntary blocks of business, partially offset by lower Voluntary loss ratios in Health Solutions;
•an increase in the allowance for losses on reinsurance recoverables; and
•actual versus expected mortality in the current period for the businesses ceded to SLD related to claims prior to the close of the Individual Life Transaction.

Operating expenses increased $25 million from $1,283 million to $1,308 million primarily due to:

•an increase in growth-based expenses in Wealth Solutions and Health Solutions;
•higher incentive compensation in Corporate due to stronger performance in the current period;
•higher compensation related expenses in our Investment Management segment primarily associated with higher earnings in the current period; and
•higher restructuring charges in the current period.

    The increase was partially offset by:

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
•a litigation reserve in Wealth Solutions during the prior year;
•lower amortization of intangible assets in Corporate related to a prior acquisition that became fully amortized; and
•a favorable change in quarterly pension costs.

Net amortization of DAC/VOBA increased $470 million from $95 million to $565 million primarily due to:

•amortization and loss recognition driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the close of the Individual Life Transaction;
•higher amortization on our business reinsured; and
•higher amortization on higher gross profits in Wealth Solutions.

    The increase was partially offset by:

•a favorable change in unlocking in Wealth Solutions primarily driven by separate account market performance in the current period.

Income Tax Expense

Income tax expense increased $64 million from $0 million to $64 million primarily due to:

•an increase in income before income taxes.

    The increase was partially offset by:

•the release of a stranded tax benefit in Other Comprehensive Income;
•an increase in noncontrolling interest; and
•an increase in the DRD.

Income (Loss) from Discontinued Operations, net of Tax

Income (loss) from discontinued operations, net of tax changed $229 million from a loss of $223 million to a gain of $8 million primarily due to:

•unfavorable adjustments to the Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the prior period.

The change was partially offset by:

•a decrease in Net results from discontinued operations as business ceased at the close of the Individual Life Transaction.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

Net investment gains and related charges and adjustments increased $33 million from $34 million to $67 million primarily due to:

•a realized gain driven by the sale of our stake in a limited partnership interest; and
•a favorable change in the allowance for losses on commercial mortgage loans.

    The increase was partially offset by:

•unfavorable market-to-market adjustments on securities subject to fair value option accounting primarily driven by a general market re-pricing of prepayment risk.

Net guaranteed benefit hedging gains and related charges and adjustments changed $56 million from a loss of $51 million to a gain of $5 million primarily due to:

•favorable changes in derivative valuations due to interest rate movements.

Income (loss) related to businesses exited through reinsurance or divestment changed $1,017 million from a loss of $46 million to a gain of $971 million primarily due to:

•realized gains net of related intangible amortization and loss recognition due to transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction;
•a gain related to the sale of the independent financial planning channel of VFA net of transaction-related costs to sell; and
•net losses, including unfavorable alternative investment performance, in the prior period related to the Individual Life and the Non-Wealth Solution Annuities businesses in RLI, VRIAC, and RLNY that were ceded to SLD at the close of the Individual Life Transaction.

    The change was partially offset by:

•amortization of intangibles related to the businesses ceded to SLD at the close of the Individual Life Transaction; and
•actual versus expected mortality in the current period for the businesses ceded to SLD related to claims prior to the close of the Individual Life Transaction.

Loss related to early extinguishment of debt increased $10 million primarily due to:

•Losses in connection with repurchased debt during the current period.

Other adjustments to operating earnings increased $26 million from a loss of $31 million to a loss of $57 million primarily due to:

•higher costs recorded in the current period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

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

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$525	$336	$1,034	$773
Fee income	262	197	514	413
Premiums	—	6	—	8
Other revenue	20	20	41	42
Total adjusted operating revenues	807	559	1,589	1,236
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	223	241	440	476
Operating expenses	277	269	560	551
Net amortization of DAC/VOBA	12	12	41	48
Total operating benefits and expenses	512	522	1,040	1,075
Adjusted operating earnings before income taxes (1)	$295	$37	$550	$160
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following tables present AUM and AUA for our Wealth Solutions segment as of the dates indicated:

	As of June 30,
($ in millions)	2021	2020
Corporate markets	$95,336	$72,658
Tax-exempt markets	85,179	68,926
Total full service plans	180,515	141,584
Stable value(1) and pension risk transfer	10,442	11,705
Retail wealth management	13,061	10,507
Total AUM(1)	204,017	163,796
AUA(2)	323,818	273,494
Total AUM and AUA(1)(2)	$527,835	$437,290
(1) Where Voya is the Investment Manager. Stable Value assets move from AUM to AUA when Voya no longer serves as Investment Manager but continues to provide a book value guarantee.
(2) Assets Under Advisement, presented in AUA, includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets.

	As of June 30,
($ in millions)	2021	2020
General Account	$33,212	$33,616
Separate Account	92,471	74,298
Mutual Fund/Institutional Funds	78,334	55,882
AUA(1)	323,818	273,494
Total AUM and AUA(1)	$527,835	$437,290
(1) Assets Under Advisement, presented in AUA, includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets.

The following table presents a rollforward of AUM for our Wealth Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Balance as of beginning of period	$194,209	$145,762	$189,579	$164,747
Deposits	12,136	4,695	19,038	11,167
Surrenders, benefits and product charges	(11,430)	(4,598)	(17,640)	(9,787)
Net flows	707	97	1,399	1,380
Interest credited and investment performance	9,101	17,937	13,039	(2,331)
Balance as of end of period	$204,017	$163,796	$204,017	$163,796

Wealth Solutions - Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Adjusted operating earnings before income taxes increased $258 million from $37 million to $295 million primarily due to:

•higher alternative asset income;
•higher fee revenue primarily driven by higher average equity markets and positive net flows;
•a favorable change in DAC unlocking primarily due to equity market performance; and
•higher investment margin.

The increase was partially offset by:

•higher amortization of DAC driven by higher gross profits; and
•higher expenses primarily driven by business growth, partially offset by a prior year legal accrual.

Wealth Solutions - Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Adjusted operating earnings before income taxes increased $390 million from $160 million to $550 million primarily due to:

•higher alternative asset income;
•higher fee revenue primarily driven by higher average equity markets and positive net flows;
•a favorable change in DAC unlocking primarily due to equity market performance; and
•higher investment margin.

The increase was partially offset by:

•higher amortization of DAC driven by higher gross profits; and
•higher expenses primarily driven by business growth, partially offset by a prior year legal accrual.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$27	$(22)	$55	$(19)
Fee income	163	148	321	305
Other revenue	3	3	6	8
Total adjusted operating revenues	193	129	382	294
Operating benefits and expenses:
Operating expenses	127	109	264	235
Total operating benefits and expenses	127	109	264	235
Adjusted operating earnings before income taxes	$66	$20	$118	$59

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Investment Management intersegment revenues	$22	$27	$45	$53

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of June 30,
($ in millions)	2021	2020
External clients:
Institutional(1)	$138,005	$105,573
Retail(1)	77,007	67,359
Total external clients	215,013	172,932
General account	38,425	56,997
Total AUM(1)	253,438	229,929
AUA(2)	61,893	51,971
Total AUM and AUA(1)(2)	$315,331	$281,900
(1) Includes assets associated with the divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Flows:
Institutional(1)	$440	$7,327	$312	$9,161
Retail	(191)	(288)	(443)	(1,197)
Divested businesses	(710)	(520)	(1,505)	(1,222)
Total(1)	$(461)	$6,519	$(1,636)	$6,742
(1) Starting Q1 2021, amounts exclude liquidity related cash flow activities. Historical periods presented have been revised to conform with this presentational change.

Investment Management - Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Adjusted operating earnings before income taxes increased $46 million from $20 million to $66 million primarily due to:

•higher investment capital returns; and
•higher fee revenue primarily driven by higher average equity markets and positive net flows, partially offset by a decline in fees earned as a result of the Individual Life Transaction.

The increase was partially offset by:

•higher operating expenses primarily driven by variable compensation due to higher earnings.

Investment Management - Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Adjusted operating earnings before income taxes increased $59 million from $59 million to $118 million primarily due to:

•higher investment capital returns; and
•higher fee revenue primarily driven by higher average equity markets and positive net flows, partially offset by a decline in fees earned as a result of the Individual Life Transaction.

The increase was partially offset by:

•higher operating expenses primarily driven by variable compensation due to higher earnings.

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$42	$17	$77	$47
Fee income	15	16	31	31
Premiums	535	500	1,085	1,000
Other revenue	(2)	(3)	(3)	(4)
Total adjusted operating revenues	591	530	1,190	1,074
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	403	383	841	747
Operating expenses	117	107	236	220
Net amortization of DAC/VOBA	6	4	13	9
Total operating benefits and expenses	527	494	1,090	976
Adjusted operating earnings before income taxes	$63	$36	$100	$98

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Sales by Product Line:
Group life and Disability	$21	$21	$81	$102
Stop loss	20	17	317	258
Total group products	41	38	398	360
Voluntary products	29	41	110	121
Total sales by product line	$70	$79	$508	$481

Total gross premiums and deposits	$602	$563	$1,209	$1,123

Group life and Disability	$749	$716	$749	$716
Stop loss	1,191	1,075	1,191	1,075
Voluntary	550	477	550	477
Total annualized in-force premiums	$2,490	$2,268	$2,490	$2,268

Loss Ratios:
Group life (interest adjusted)	88.2%	83.8%	94.5%	81.0%
Stop loss	78.2%	78.1%	76.9%	75.7%
Total Loss Ratio(1)	71.6%	69.3%	71.6%	69.3%
(1) Total Loss Ratio is presented on a trailing twelve month basis.

Health Solutions - Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Adjusted Operating earnings before income taxes increased $27 million from $36 million to $63 million primarily due to:

•higher premiums driven by growth of the Voluntary blocks and Stop Loss blocks of business; and
•higher alternative asset income.

The increase was partially offset by:

•higher benefits incurred due to growth in business and COVID-19 impacts, partially offset by a lower Voluntary loss ratio; and
•higher distribution expenses and commissions to support business growth.

Health Solutions - Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Adjusted Operating earnings before income taxes increased $2 million from $98 million to $100 million primarily due to:

•higher premiums driven by growth of the Stop Loss and Voluntary blocks of business; and
•higher alternative asset income.

The increase was partially offset by:

•higher benefits incurred due to growth in business and COVID-19 impacts, partially offset by a lower Voluntary loss ratio; and
•higher distribution expenses and commissions to support business growth.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$2	$5	$3	$15
Premiums	—	—	—	—
Other revenue	22	2	45	3
Total adjusted operating revenues	24	7	48	18
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	5	—	13
Operating expenses(1)	49	29	89	66
Interest expense(2)	45	48	101	105
Total operating benefits and expenses	95	82	190	184
Adjusted operating earnings before income taxes	$(71)	$(75)	$(142)	$(166)
(1) Includes expenses from corporate activities, and expenses not allocated to our segments. Three months and six months ended June 30, 2021 and 2020 primarily include stranded costs related to the divested businesses and amortization of intangibles.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Adjusted operating earnings before income taxes improved $4 million from a loss of $75 million to a loss of $71 million primarily due to:

•revenue resulting from transition services agreements associated with the Individual Life Transaction; and
•lower amortization associated with intangibles that became fully amortized in the third quarter of 2020.

The improvement was partially offset by:

•higher incentive compensation expense in the current period driven by an increase in adjusted operating earnings before taxes.

Corporate - Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Adjusted operating earnings before income taxes improved $24 million from a loss of $166 million to a loss of $142 million primarily due to:

•revenue resulting from transition services agreements associated with the Individual Life Transaction; and
•lower amortization associated with intangibles that became fully amortized in the third quarter of 2020.

The improvement was partially offset by:

•higher incentive compensation expense in the current period driven by an increase in adjusted operating earnings before taxes.

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

While investment income on these assets can be volatile, based on current plans, we expect to earn 9.0% on these assets over the long term.

The following table presents alternative investment income and average assets of alternative investments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Wealth Solutions:
Alternative investment income	$122	$(66)	$229	$(35)
Average alternative investment	1,366	897	1,246	890
Investment Management:
Alternative investment income	27	(22)	55	(19)
Average alternative investment	307	214	285	222
Health Solutions:
Alternative investment income	14	(7)	22	(4)
Average alternative investment	152	100	119	97

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

The following table presents the amount of DAC/VOBA and other intangibles unlocking included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Wealth Solutions	$18	$9	$21	$(8)
Total DAC/VOBA and other intangibles unlocking	$18	$9	$21	$(8)

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

Business divestitures have also provided an important source of liquidity in recent periods, including through a significant increase in excess capital levels as a result of the completion of the Individual Life transaction in January 2021. We estimate that our excess capital (which we define as the amount of capital and surplus in our insurance subsidiaries above our 400% RBC target, plus the amount of holding company liquidity above our $200 million target) as of June 30, 2021, was approximately $1.5 billion. Depending on the outcome of certain business contingencies affecting SLD, the ultimate contribution of the transaction to our excess capital could vary by approximately $100 million (positively or negatively) over an approximately five-year period between 2021 and 2025. In addition, as described above, the purchase price received in the Individual Life Transaction is subject to a post-close true-up mechanism based on SLD’s adjusted book value on the closing date. The true up is expected to be completed by the end of 2021.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Six Months Ended June 30,
($ in millions)	2021	2020
Beginning cash and cash equivalents balance	$229	$212
Sources:
Proceeds from loans from subsidiaries, net of repayments	—	185
Dividends and returns of capital from subsidiaries	1,435	294
Proceeds from Resolution sale	572	—
Collateral received, net	—	23
Amounts received from subsidiaries under tax sharing agreements, net	—	6
Refund of income taxes, net	—	112
Sale of interest in wholly owned subsidiary	80	—
Collateral received, net	11	—
Asset maturities and investment income, net	32	—
Other, net	53	—
Total sources	2,183	620
Uses:
Repurchase of Senior Notes	76	—
Premium paid and other fees related to debt extinguishment	9	—
Payment of interest expense	64	66
Capital provided to subsidiaries	40	—
Repayments of loans from subsidiaries, net of repayments	653	—
New issuances of loans to subsidiaries, net of repayments	49	82
Amounts paid to subsidiaries under tax sharing agreements, net	275	—
Common stock acquired - Share repurchase	392	366
Share-based compensation	41	15
Dividends paid on preferred stock	18	18
Dividends paid on common stock	40	39
Other, net	—	3
Total uses	1,657	589
Net increase in cash and cash equivalents	526	31
Ending cash and cash equivalents balance	$755	$243

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the six months ended June 30, 2021. As of June 30, 2021, we were authorized to repurchase shares up to an aggregate purchase price of $332 million.

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

On February 11, 2021, we entered into a share repurchase agreement with a third-party financial institution to repurchase $250 million of the Company's common stock. Pursuant to the agreement, we received initial delivery of 3,617,291 shares based on the closing market price of the Company's stock on February 11, 2021 of $55.29. This arrangement closed on May 14, 2021 and an additional 330,852 shares were delivered based on the daily volume-weighted average of the Company's common stock.

On June 30, 2021, we entered into a share repurchase agreement with a third-party financial institution to repurchase $400 million of the Company's common stock, for which a payable is included in Other liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2021. Pursuant to the agreement, we received initial delivery of 5,203,252 shares based on the closing market price of the Company's stock on June 30, 2021 of $61.50. This agreement is scheduled to terminate no later than the end of third quarter in 2021, at which time we will settle any positive or negative share balances based on the daily volume-weighted average price of the Company's common stock.

The following table summarizes our payment of common dividends and repurchases of common shares for the periods indicated:

	Six Months Ended June 30,
($ in millions)	2021	2020
Dividends paid on common shares	$40	$39
Repurchases of common shares (at cost)	753	406
Total	$793	$445

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

As of June 30, 2021, we had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the three months ended June 30, 2021:

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

The following table summarizes our credit facilities as of June 30, 2021:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	11/01/2024	$500	$—	$500
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc.	Other	Unsecured	Committed	04/04/2025	200	163	37
Total					$710	$164	$537

As a result of the sale of SLD and SLDI to Resolution, many of the Company’s credit facilities transferred to Resolution while others were terminated. Total fees associated with the remaining credit facilities were immaterial for the six months ended June 30, 2021 and 2020.

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

We did not recognize any asset or liability as of June 30, 2021 in relation to intercompany indemnifications, guarantees or support agreements. As of June 30, 2021, no guarantees existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of June 30, 2021, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.5 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of June 30, 2021, Voya Financial, Inc. had no outstanding borrowings from subsidiaries and had loaned $228 million to its subsidiaries.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$78	$294	$474	$—
ReliaStar Life Insurance Company ("RLI") (MN)	—	—	358	—

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

Estimated loss on businesses held for sale

On January 4, 2021, we completed a series of transactions pursuant to the Resolution MTA with Resolution Life US pursuant to which Resolution Life US acquired all of the shares of the capital stock of SLD and SLDI, including the capital stock of several subsidiaries of SLD and SLDI. This transaction resulted in the sale of a significant portion of our Individual Life business as well as the fixed and variable Annuities business associated with the subsidiaries sold. In connection with this transaction, as of December 31, 2020, we recorded an estimated loss on sale, net of tax, of $1,466 million to write down the carrying value of the businesses sold to estimated fair value, which was based on the estimated sales price of the Individual Life Transaction as of December 31, 2020, less cost to sell and other adjustments in accordance with the Resolution MTA. In addition, Income (loss) from discontinued operations, net of tax, for the six months ended June 30, 2021, includes a reduction to the estimated loss on sale, net of tax of $8 million. The estimated loss on sale is subject to a true up mechanism that is expected to be completed in the second half of 2021 which may result in changes to the purchase price and may impact the final loss on sale related to the Individual Life Transaction which could result in changes to be recorded in the Company's Condensed Statement of Operations in future periods. For additional information on the Individual Life Transaction and the related estimated loss on sale, net of tax, see Overview in Part II, Item 7. of our Annual Report on Form 10-K and the Business Held for Sale and Discontinued Operations Note to our accompanying Condensed Consolidated Financial Statements.

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

During Q1 2021 and as a result of the close of the Individual Life transaction, we reviewed our blocks of business to determine recoverability of DAC, VOBA and other intangibles. This review, referred to as loss recognition testing, resulted in the write down of DAC/VOBA of $302 million and the establishment of premium deficiency reserves of $215 million in our divested businesses. The loss recognition was recorded in the Condensed Consolidated Statements of Operations and excluded from Adjusted operating earnings for the six months ended June 30, 2021.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles, as well as certain reserves. As of June 30, 2021, there have been no material changes to the sensitivities disclosed in Critical Accounting Judgements and Estimates in Part II. Item 7 of our Annual Report on Form 10-K..

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2021		December 31, 2020
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$33,983	74.0%	$43,569	76.6%
Fixed maturities, at fair value option	2,562	5.6%	3,011	5.3%
Fixed maturities, trading, at fair value	45	0.1%	—	—%
Equity securities, at fair value	354	0.8%	242	0.4%
Short-term investments(1)	190	0.4%	111	0.2%
Mortgage loans on real estate	5,579	12.1%	6,741	11.9%
Policy loans	413	0.9%	718	1.3%
Limited partnerships/corporations	1,543	3.2%	1,476	2.5%
Derivatives	157	0.3%	215	0.4%
Other investments	75	0.2%	319	0.6%
Securities pledged	1,094	2.4%	449	0.8%
Total investments	$45,995	100.0%	$56,851	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	June 30, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$754	2.2%	$998	2.7%
U.S. Government agencies and authorities	62	0.2%	75	0.2%
State, municipalities and political subdivisions	915	2.7%	1,031	2.7%
U.S. corporate public securities	10,416	30.8%	12,149	32.3%
U.S. corporate private securities	4,828	14.2%	5,338	14.2%
Foreign corporate public securities and foreign governments(1)	3,296	9.7%	3,714	9.9%
Foreign corporate private securities(1)	3,456	10.2%	3,739	9.9%
Residential mortgage-backed securities	4,499	13.3%	4,675	12.4%
Commercial mortgage-backed securities	3,666	10.8%	3,879	10.3%
Other asset-backed securities	2,011	5.9%	2,041	5.4%
Total fixed maturities, including securities pledged	$33,903	100.0%	$37,639	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2020
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,033	2.5%	$1,471	3.1%
U.S. Government agencies and authorities	74	0.2%	102	0.2%
State, municipalities and political subdivisions	1,166	2.9%	1,346	2.9%
U.S. corporate public securities	13,366	32.7%	16,387	34.9%
U.S. corporate private securities	5,653	13.8%	6,446	13.7%
Foreign corporate public securities and foreign governments(1)	4,023	9.8%	4,736	10.0%
Foreign corporate private securities(1)	4,220	10.3%	4,646	9.9%
Residential mortgage-backed securities	5,370	13.1%	5,626	12.0%
Commercial mortgage-backed securities	3,882	9.5%	4,131	8.8%
Other asset-backed securities	2,110	5.2%	2,138	4.5%
Total fixed maturities, including securities pledged	$40,897	100.0%	$47,029	100.0%
(1)Primarily U.S. dollar denominated.

As of June 30, 2021, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$998	$—	$—	$—	$—	$—	$998
U.S. Government agencies and authorities	75	—	—	—	—	—	75
State, municipalities and political subdivisions	918	110	3	—	—	—	1,031
U.S. corporate public securities	4,256	7,247	565	62	19	—	12,149
U.S. corporate private securities	1,677	3,122	432	103	4	—	5,338
Foreign corporate public securities and foreign governments(1)	1,174	2,308	207	25	—	—	3,714
Foreign corporate private securities(1)	291	3,056	200	170	—	22	3,739
Residential mortgage-backed securities	4,313	279	42	1	19	21	4,675
Commercial mortgage-backed securities	3,384	409	72	13	1	—	3,879
Other asset-backed securities	1,758	223	9	13	38	—	2,041
Total fixed maturities	$18,844	$16,754	$1,530	$387	$81	$43	$37,639
% of Fair Value	50.1%	44.5%	4.1%	1.0%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	December 31, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,471	$—	$—	$—	$—	$—	$1,471
U.S. Government agencies and authorities	102	—	—	—	—	—	102
State, municipalities and political subdivisions	1,214	128	4	—	—	—	1,346
U.S. corporate public securities	6,275	9,258	757	84	13	—	16,387
U.S. corporate private securities	2,296	3,627	390	119	14	—	6,446
Foreign corporate public securities and foreign governments(1)	1,707	2,759	235	35	—	—	4,736
Foreign corporate private securities(1)	418	3,863	145	220	—	—	4,646
Residential mortgage-backed securities	5,265	236	78	1	22	24	5,626
Commercial mortgage-backed securities	3,712	346	63	10	—	—	4,131
Other asset-backed securities	1,843	227	12	13	41	2	2,138
Total fixed maturities	$24,303	$20,444	$1,684	$482	$90	$26	$47,029
% of Fair Value	51.7%	43.4%	3.6%	1.0%	0.2%	0.1%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	June 30, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$998	$—	$—	$—	$—	$998
U.S. Government agencies and authorities	64	—	11	—	—	75
State, municipalities and political subdivisions	54	585	274	115	3	1,031
U.S. corporate public securities	77	755	3,904	6,800	613	12,149
U.S. corporate private securities	105	109	1,437	3,254	433	5,338
Foreign corporate public securities and foreign governments(1)	9	262	1,006	2,235	202	3,714
Foreign corporate private securities(1)	—	49	283	3,113	294	3,739
Residential mortgage-backed securities	3,180	245	111	373	766	4,675
Commercial mortgage-backed securities	1,532	438	773	997	139	3,879
Other asset-backed securities	349	468	922	216	86	2,041
Total fixed maturities	$6,368	$2,911	$8,721	$17,103	$2,536	$37,639
% of Fair Value	16.9%	7.7%	23.3%	45.4%	6.7%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,471	$—	$—	$—	$—	$1,471
U.S. Government agencies and authorities	95	7	—	—	—	102
State, municipalities and political subdivisions	84	769	354	135	4	1,346
U.S. corporate public securities	168	933	5,928	8,575	783	16,387
U.S. corporate private securities	109	156	2,011	3,685	485	6,446
Foreign corporate public securities and foreign governments(1)	14	386	1,430	2,601	305	4,736
Foreign corporate private securities(1)	—	49	390	3,868	339	4,646
Residential mortgage-backed securities	3,976	340	143	299	868	5,626
Commercial mortgage-backed securities	1,543	484	845	1,098	161	4,131
Other asset-backed securities	414	490	913	223	98	2,138
Total fixed maturities	$7,874	$3,614	$12,014	$20,484	$3,043	$47,029
% of Fair Value	16.7%	7.7%	25.5%	43.6%	6.5%	100.0%
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

Potential Credit Related COVID-19 Exposures

The following table presents our fixed maturities portfolio exposure to sectors that we believe may be particularly affected by the economic consequences of COVID-19:

($ in millions)	June 30, 2021
						NAIC Rating (%)
	Fair Value	Fair Value %	Unrealized Capital Gain/Loss	% Public	% Private	1	2	3	4-6
Energy	$2,275	6.1%	$330	71%	29%	20.2%	61.1%	15.0%	3.8%
Midstream	999	2.7%	150	65%	35%	7.0%	79.2%	12.4%	1.5%
Independent Energy	450	1.2%	61	73%	27%	28.0%	24.6%	31.8%	15.6%
Integrated Energy	463	1.2%	63	78%	22%	52.6%	34.9%	12.5%	0.1%
Refining	179	0.5%	37	85%	15%	—%	95.0%	4.9%	0.1%
Oil Field Services	184	0.5%	19	64%	36%	10.5%	84.9%	4.0%	0.7%
Metals	587	1.6%	108	66%	34%	10.9%	83.4%	5.7%	0.1%
Airlines/Aircraft Leasing	318	0.8%	(3)	48%	52%	19.6%	46.6%	12.7%	21.1%
Restaurants	282	0.7%	19	89%	11%	1.2%	93.1%	0.1%	5.7%
Airports	153	0.4%	12	43%	57%	20.6%	35.5%	43.9%	0.1%
Lodging	203	0.5%	3	94%	6%	85.0%	5.4%	9.5%	0.2%
Automotive	309	0.8%	31	52%	48%	16.1%	67.8%	15.1%	1.1%
Retailers	853	2.3%	111	91%	9%	42.1%	54.4%	2.9%	0.7%
COVID-19 Subtotal	4,980	13.2%	611	73%	27%	27.5%	60.6%	8.6%	3.4%
Remaining Portfolio	32,659	86.8%	3,128	76%	24%	54.0%	42.0%	2.9%	1.1%
Grand Total	$37,639	100.0%	$3,739	76%	24%	50.0%	44.5%	4.1%	1.5%
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

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $9 million from $139 million to $130 million for the six months ended June 30, 2021. The modest decrease in unrealized losses was driven by tightening credit spreads. See section "Overview - Trends and Uncertainties" in this Management’s Discussion and Analysis.

As of June 30, 2021 and December 31, 2020, we held two and three fixed maturities with unrealized capital losses in excess of $10 million. As of June 30, 2021 and December 31, 2020, the unrealized capital losses on these fixed maturities equaled $26 million or 20.0% and $45 million or 32.3% of the total unrealized losses, respectively.

As of June 30, 2021, we held $2.3 billion of energy sector fixed maturity securities, constituting 6.1% of the total fixed maturities portfolio, with gross unrealized capital losses of $19 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturity securities equaled $13 million. As of June 30, 2021, our fixed maturity exposure to the energy sector is comprised of 81.2% investment grade securities.

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

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	June 30, 2021			December 31, 2020
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,599	$2,699	88.4%	$3,182	$3,333	90.4%
2	268	274	9.0%	232	235	6.4%
3	37	40	1.3%	72	75	2.0%
4	—	—	—%	—	—	—%
5	10	19	0.6%	11	22	0.6%
6	17	21	0.7%	17	23	0.6%
Total	$2,931	$3,053	100.0%	$3,514	$3,688	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	June 30, 2021			December 31, 2020
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$12,438	$65	$195	$12,381	$60	$214

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	June 30, 2021			December 31, 2020
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$103	$154	5.0%	$204	$282	7.7%
Interest Only (IO)	349	352	11.6%	358	362	9.8%
Inverse IO	1,351	1,400	45.9%	1,741	1,819	49.3%
Principal Only (PO)	132	138	4.5%	185	193	5.2%
Floater	7	7	0.2%	9	9	0.2%
Agency Credit Risk Transfer	940	952	31.2%	968	973	26.4%
Other	49	50	1.6%	49	50	1.4%
Total	$2,931	$3,053	100.0%	$3,514	$3,688	100.0%

During the six months ended June 30, 2021, the market value of our CMO-B securities portfolio declined due to some assets moving to reinsured blocks and as a result of lower valuations due to higher rate levels.
The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Net investment income (loss)	$151	$169	$314	$306
Net realized capital gains (losses)(1)	(189)	(58)	(339)	(96)
Income (loss) from continuing operations before income taxes	$(38)	$111	$(25)	$210
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Income (loss) from operations before income taxes	$(38)	$111	$(25)	$210
Realized gains (losses) including impairment	—	5	(27)	6
Fair value adjustments	81	(74)	136	(126)
Total adjustments to income (loss) from operations	81	(69)	109	(120)
Adjusted operating earnings before income taxes	$43	$42	$84	$90

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential mortgage-backed securities

The following tables present our residential mortgage-backed securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,321	$113	$6	$7	$2,435
Prime Non-Agency	2,066	59	13	1	2,113
Alt-A	95	9	1	7	110
Sub-Prime(1)	41	5	—	—	46
Total RMBS	$4,523	$186	$20	$15	$4,704
(1) Includes subprime other asset backed securities.

	December 31, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,966	$168	$2	$10	$3,142
Prime Non-Agency	2,271	75	13	2	2,335
Alt-A	114	10	2	8	130
Sub-Prime(1)	47	6	—	—	53
Total RMBS	$5,398	$259	$17	$20	$5,660
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed securities

The following tables present our commercial mortgage-backed securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$554	$628	$60	$62	$158	$166	$117	$119	$40	$37	$929	$1,012
2015	169	189	156	164	83	87	115	117	22	23	545	580
2016	50	55	21	22	28	31	52	53	—	—	151	161
2017	85	93	24	25	70	72	79	81	40	41	298	312
2018	82	93	20	21	96	101	65	67	2	2	265	284
2019	178	201	40	41	139	143	309	318	8	9	674	712
2020	98	100	37	39	82	85	166	171	—	—	383	395
2021	172	173	64	64	88	88	70	71	26	27	420	423
Total CMBS	$1,388	$1,532	$422	$438	$744	$773	$973	$997	$138	$139	$3,665	$3,879

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$587	$691	$125	$128	$162	$168	$143	$141	$47	$45	$1,064	$1,173
2015	204	234	171	181	98	100	141	142	30	31	644	688
2016	60	68	23	24	36	39	50	50	—	—	169	181
2017	107	122	37	38	85	86	93	92	51	51	373	389
2018	100	117	27	27	170	174	122	123	20	21	439	462
2019	178	207	46	47	182	180	372	381	12	13	790	828
2020	102	104	38	39	96	98	167	169	—	—	403	410
Total CMBS	$1,338	$1,543	$467	$484	$829	$845	$1,088	$1,098	$160	$161	$3,882	$4,131

As of June 30, 2021, 87.2% and 10.5% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 89.9% and 8.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$267	$269	$327	$328	$769	$771	$25	$24	$62	$59	$1,450	$1,451
Auto-Loans	2	2	—	1	8	9	—	—	—	—	10	12
Student Loans	26	26	124	128	15	15	1	2	—	—	166	171
Credit Card loans	—	—	—	—	4	4	—	—	—	—	4	4
Other Loans	47	50	11	11	118	123	181	190	—	—	357	374
Total Other ABS(1)	$342	$347	$462	$468	$914	$922	$207	$216	$62	$59	$1,987	$2,012
(1) Excludes subprime other asset backed securities.

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$312	$315	$332	$333	$729	$726	$28	$28	$75	$66	$1,476	$1,468
Auto-Loans	3	3	10	10	10	11	—	—	—	—	23	24
Student Loans	39	40	127	133	40	41	2	2	—	—	208	216
Credit Card loans	—	—	—	—	—	—	—	—	—	—	—	—
Other Loans	50	56	14	14	126	132	183	194	—	—	373	396
Total Other ABS(1)	$404	$414	$483	$490	$905	$910	$213	$224	$75	$66	$2,080	$2,104
(1) Excludes subprime other asset backed securities.

As of June 30, 2021, 86.1% and 10.7% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 86.0% and 10.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of June 30, 2021, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 43.0%. As of December 31, 2020, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times, and a weighted average LTV ratio of 45.2%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of June 30, 2021, our total European exposure had an amortized cost and fair value of $3,367 million and $3,698 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $389 million, which includes non-financial institutions exposure in Ireland of $144 million, in Italy of $113 million, and in Spain of $97 million. We also had financial institutions exposure in Italy of $10 million and in Spain of $25 million. We did not have any exposure to Portugal, Ireland and Greece.

Among the remaining $3,309 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2021, our non-peripheral sovereign exposure was $95 million, which consisted of fixed maturities and derivative assets. We also had $567 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $105 million and the United Kingdom of $282 million. The balance of $2,647 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,750 million, in The Netherlands of $272 million, in Belgium of $171 million, in France of $330 million, in Germany of $216 million, in Switzerland of $259 million, and in Russia of $56 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the “Parent Issuer”) has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, and the 3.125% senior notes due 2024, with an aggregate principal amount of $1.5 billion as of June 30, 2021 and December 31, 2020 (collectively, the “Senior Notes”) and (ii) the 5.65% fixed-to-floating rate junior subordinated notes due 2053 and the 4.7% fixed-to-floating junior subordinated notes due 2048, with an aggregate principal amount of $1.1 billion as of June 30, 2021 and December 31, 2020 (collectively, the “Junior Subordinated Notes” and, together with the Senior Notes, the “Registered Notes”).

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

Refer to the Summarized Financial Information of the Obligor Group as of and for the six months ended June 30, 2021 and as of and for the year ended December 31, 2020 below:

	As of and for the
($ in millions)	Six Months Ended June 30, 2020	Year Ended December 31, 2020
Summarized Statement of Operations Information:
Total revenues	$25	$32
Total benefits and expenses	95	173
Income (loss) from continuing operations, net of tax	530	(100)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	530	(100)
Net income (loss) available to Obligor Group	530	(100)

Summarized Balance Sheet Information
Total investments	161	60
Cash and cash equivalents	764	229
Current income tax assets	102	—
Deferred income tax assets	702	869
Loans to non-obligated subsidiaries	229	180
Due from non-obligated subsidiaries	3	2
Total assets	2,071	1,356

Short-term debt with non-obligated subsidiaries	—	653
Long-term debt	2,968	3,041
Total liabilities	$3,991	$4,120

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of June 30, 2021:

	As of June 30, 2021
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$37,684	$(2,639)	$2,653
Commercial mortgage and other loans	—	6,018	(273)	255
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	43,834	(3,203)	4,031
Funding agreements with fixed maturities	—	1,301	(51)	39
Supplementary contracts and immediate annuities	—	791	(35)	41
Derivatives:
Interest rate contracts	18,028	121	113	(153)
Long-term debt	—	3,460	(214)	246
Embedded derivatives on reinsurance	—	237	79	(92)
Guaranteed benefit derivatives(3):
Other(4)	—	45	(16)	51
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
(4)    Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of June 30, 2021. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of June 30, 2021
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$354	$28	$(28)
Limited liability partnerships/corporations	—	1,543	95	(95)
Derivatives:
Equity futures and total return swaps	244	10	14	(14)
Equity options	42	1	—	—
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
Other(2)	—	45	—	1
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(4)
					(in millions)
April 1, 2021 - April 30,2021	16,988	$68.39		—	$879
May 1, 2021- May 31, 2021	1,029,941	65.26	(3)	1,018,362	834
June 1, 2021 - June 30, 2021	6,824,692	61.85	(4)	6,821,142	332
Total	7,871,621	$62.31		7,839,504	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended June 30, 2021, there was an increase of 32,117 Treasury shares in connection with such withholding activities.
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
(3) On February 11, 2021, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $250 million of the Company's common stock. Pursuant to the agreement, the Company received initial delivery of 3,617,291 shares based on the closing market price of the Company's stock on February 11, 2021 of $55.29. This arrangement closed on May 14, 2021 and an additional 330,852 shares were delivered based on the daily volume-weighted average of the Company's common stock.
(4) On June 30, 2021, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $400 million of the Company's common stock, for which a payable is included in Other liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2021. Pursuant to the agreement, the Company received initial delivery of 5,203,252 shares based on the closing market price of the Company's stock on June 30, 2021 of $61.50. This agreement is scheduled to terminate no later than the end of third quarter in 2021, at which time the Company will settle any positive or negative share balances based on the daily volume-weighted average price of the Company's common stock.

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

August 6, 2021	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
Michael S. Smith
Vice Chairman and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

