Form 10-Q
period 2021-09-30
Voya Financial, Inc.
filed 2021-11-04
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2021, 110,994,690 shares of Common Stock, 0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended September 30, 2021

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, (x) changes in the policies of governments and/or regulatory authorities, and (xi) our ability to successfully manage the separation of the Individual Life business that we sold to Resolution Life US on January 4, 2021, including the transition services on the expected timeline and economic terms. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties" in the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35897) (the "Annual Report on Form 10-K").
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	September 30, 2021	December 31, 2020
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $30,966 as of 2021 and $37,531 as of 2020; allowance for credit losses of $33 as of 2021 and $26 as of 2020)	$34,320	$43,569
Fixed maturities, at fair value using the fair value option	2,528	3,011
Fixed maturities, trading, at fair value	5	—
Equity securities, at fair value (cost of $288 as of 2021 and $197 as of 2020)	288	242
Short-term investments	102	111
Mortgage loans on real estate	5,598	6,830
Less: Allowance for credit losses	19	89
Mortgage loans on real estate, net	5,579	6,741
Policy loans	402	718
Limited partnerships/corporations	1,671	1,476
Derivatives	139	215
Other investments	75	319
Securities pledged (amortized cost of $1,171 as of 2021 and $355 as of 2020)	1,320	449
Total investments	46,429	56,851
Cash and cash equivalents	1,677	1,502
Short-term investments under securities loan agreements, including collateral delivered	1,196	399
Accrued investment income	456	507
Premium receivable and reinsurance recoverable	13,608	3,575
Less: Allowance for credit losses on reinsurance recoverable	28	18
Premium receivable and reinsurance recoverable, net	13,580	3,557
Deferred policy acquisition costs and Value of business acquired	1,337	1,510
Current income taxes	5	—
Deferred income taxes	691	1,186
Other assets	2,626	983
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	2,505	1,724
Cash and cash equivalents	141	221
Corporate loans, at fair value using the fair value option	917	805
Other assets	63	18
Assets held in separate accounts	96,794	90,552
Assets held for sale	—	20,703
Total assets	$168,417	$180,518

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	September 30, 2021	December 31, 2020
Liabilities and Shareholders' Equity:
Future policy benefits	$10,139	$10,211
Contract owner account balances	42,804	42,414
Payables under securities loan and repurchase agreements, including collateral held	1,201	353
Short-term debt	1	1
Long-term debt	2,970	3,044
Derivatives	271	387
Pension and other postretirement provisions	274	361
Current income taxes	—	2
Other liabilities	2,262	1,933
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	749	783
Other liabilities	957	684
Liabilities related to separate accounts	96,794	90,552
Liabilities held for sale	—	18,615
Total liabilities	158,422	169,340

Commitments and Contingencies (Note 13)

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2021 and 2020 respectively)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 145,616,367 and 143,342,468 shares issued as of 2021 and 2020, respectively; 112,424,846 and 124,237,363 shares outstanding as of 2021 and 2020, respectively)	2	2
Treasury stock (at cost; 33,191,521 and 19,105,105 shares as of 2021 and 2020, respectively)	(1,906)	(1,016)
Additional paid-in capital	11,215	11,183
Accumulated other comprehensive income (loss)	2,316	4,898
Retained earnings (deficit):
Unappropriated	(3,238)	(4,957)
Total Voya Financial, Inc. shareholders' equity	8,389	10,110
Noncontrolling interest	1,606	1,068
Total shareholders' equity	9,995	11,178
Total liabilities and shareholders' equity	$168,417	$180,518

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net investment income	$731	$800	$2,101	$2,084
Fee income	487	507	1,381	1,476
Premiums	573	604	(3,898)	1,819
Net realized capital gains (losses):
Total impairments	—	(10)	—	(80)
Other net realized capital gains (losses)	(103)	(60)	1,602	(224)
Total net realized capital gains (losses)	(103)	(70)	1,602	(304)
Other revenue	46	90	530	263
Income (loss) related to consolidated investment entities:
Net investment income	275	140	839	87
Total revenues	2,009	2,071	2,555	5,425
Benefits and expenses:
Policyholder benefits	466	1,020	(3,511)	2,327
Interest credited to contract owner account balances	248	279	721	851
Operating expenses	642	630	1,950	1,913
Net amortization of Deferred policy acquisition costs and Value of business acquired	190	241	755	336
Interest expense	39	40	127	120
Operating expenses related to consolidated investment entities:
Interest expense	11	5	28	18
Other expense	2	1	8	3
Total benefits and expenses	1,598	2,216	78	5,568
Income (loss) from continuing operations before income taxes	411	(145)	2,477	(143)
Income tax expense (benefit)	40	(72)	104	(72)
Income (loss) from continuing operations	371	(73)	2,373	(71)
Income (loss) from discontinued operations, net of tax	(1)	(140)	7	(363)
Net income (loss)	370	(213)	2,380	(434)
Less: Net income (loss) attributable to noncontrolling interest	214	106	661	33
Net income (loss) available to Voya Financial, Inc.	156	(319)	1,719	(467)
Less: Preferred stock dividends	14	14	32	32
Net income (loss) available to Voya Financial, Inc.'s common shareholders	142	(333)	1,687	(499)

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.25	$(1.53)	$14.13	$(1.07)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$1.24	$(2.64)	$14.19	$(3.90)

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.16	$(1.53)	$13.14	$(1.07)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$1.15	$(2.64)	$13.19	$(3.90)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$370	$(213)	$2,380	$(434)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(145)	461	(2,974)	1,359
Pension and other postretirement benefits liability	—	—	(1)	(2)
Other comprehensive income (loss), before tax	(145)	461	(2,975)	1,357
Income tax expense (benefit) related to items of other comprehensive income (loss)	(30)	97	(393)	285
Other comprehensive income (loss), after tax	(115)	364	(2,582)	1,072
Comprehensive income (loss)	255	151	(202)	638
Less: Comprehensive income (loss) attributable to noncontrolling interest	214	106	661	33
Comprehensive income (loss) attributable to Voya Financial, Inc.	$41	$45	$(863)	$605

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2021 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of July 1, 2021	$—	$2	$(1,820)	$11,143	$2,431	$(3,394)	$8,362	$1,413	$9,775
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	156	156	214	370
Other comprehensive income (loss), after tax	—	—	—	—	(115)	—	(115)	—	(115)
Total comprehensive income (loss)							41	214	255
Common stock issuance	—	—	—	2	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(80)	80	—	—	—	—	—
Dividends on preferred stock	—	—	—	(14)	—	—	(14)	—	(14)
Dividends on common stock	—	—	—	(19)	—	—	(19)	—	(19)
Share-based compensation	—	—	(6)	23	—	—	17	—	17
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(21)	(21)
Balance as of September 30, 2021	$—	$2	$(1,906)	11,215	$2,316	$(3,238)	$8,389	$1,606	$9,995

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2021 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of January 1, 2021	$—	$2	$(1,016)	$11,183	$4,898	$(4,957)	$10,110	$1,068	$11,178
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	1,719	1,719	661	2,380
Reversal of other comprehensive income (loss) due to Individual Life Transaction	—	—	—	—	(913)	—	(913)	—	(913)
Other comprehensive income (loss), after tax	—	—	—	—	(1,669)	—	(1,669)	—	(1,669)
Total comprehensive income (loss)							(863)	661	(202)
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	8	8
Common stock issuance	—	—	—	4	—	—	4	—	4
Common stock acquired - Share repurchase	—	—	(833)	30	—	—	(803)	—	(803)
Dividends on preferred stock	—	—	—	(32)	—	—	(32)	—	(32)
Dividends on common stock	—	—	—	(59)	—	—	(59)	—	(59)
Share-based compensation	—	—	(57)	89	—	—	32	—	32
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(131)	(131)
Balance as of September 30, 2021	$—	$2	$(1,906)	$11,215	$2,316	$(3,238)	$8,389	$1,606	$9,995

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of July 1, 2020	$—	$2	$(887)	$11,227	$4,039	$(4,899)	$9,482	$741	$10,223
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(319)	(319)	106	(213)
Other comprehensive income (loss), after tax	—	—	—	—	364	—	364	—	364
Total comprehensive income (loss)							45	106	151
Common stock issuance	—	—	—	2	—	—	2	—	2
Dividends on preferred stock	—	—	—	(14)	—	—	(14)	—	(14)
Dividends on common stock	—	—	—	(19)	—	—	(19)	—	(19)
Share-based compensation	—	—	(2)	17	—	—	15	—	15
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	141	141
Balance as of September 30, 2020	$—	$2	$(889)	$11,213	$4,403	$(5,218)	$9,511	$988	$10,499

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of January 1, 2020	$—	$2	$(460)	$11,184	$3,331	$(4,718)	$9,339	$822	$10,161
Adjustment for adoption of ASU 2016-13						(33)	(33)		(33)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(467)	(467)	33	(434)
Other comprehensive income (loss), after tax	—	—	—	—	1,072	—	1,072	—	1,072
Total comprehensive income (loss)							605	33	638
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	(103)	(103)
Common stock issuance	—	—	—	4	—	—	4	—	4
Common stock acquired - Share repurchase	—	—	(406)	40	—	—	(366)	—	(366)
Dividends on preferred stock	—	—	—	(32)	—	—	(32)	—	(32)
Dividends on common stock	—	—	—	(58)	—	—	(58)	—	(58)
Share-based compensation	—	—	(23)	75	—	—	52	—	52
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	236	236
Balance as of September 30, 2020	$—	$2	$(889)	$11,213	$4,403	$(5,218)	$9,511	$988	$10,499

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net cash provided by operating activities - continuing operations	$182	$1,042
Net cash (used in) operating activities - discontinued operations	(250)	(254)
Net cash (used in) provided by operating activities	(68)	788
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	4,207	3,948
Fixed maturities, trading	40	—
Equity securities	266	22
Mortgage loans on real estate	561	414
Limited partnerships/corporations	649	229
Acquisition of:
Fixed maturities	(5,451)	(4,952)
Fixed maturities, trading	(45)	—
Equity securities	(278)	(154)
Mortgage loans on real estate	(526)	(355)
Limited partnerships/corporations	(314)	(275)
Short-term investments, net	168	(2)
Derivatives, net	44	98
Sales from consolidated investment entities	774	300
Purchases within consolidated investment entities	(1,320)	(689)
Proceeds from sale of business	274	—
Collateral (delivered) received, net	51	(67)
Receipts on deposit asset contracts	51	—
Other, net	406	22
Net cash provided by (used in) investing activities - discontinued operations	694	(364)
Net cash provided by (used in) investing activities	251	(1,825)
Cash Flows from Financing Activities:
Deposits received for investment contracts	4,313	4,561
Maturities and withdrawals from investment contracts	(4,376)	(3,953)
Settlements on deposit liability contracts	(5)	(5)
Repayment of debt with maturities of more than three months	(85)	—
Borrowings of consolidated investment entities	893	365
Repayments of borrowings of consolidated investment entities	(624)	(613)
Contributions from (distributions to) participants in consolidated investment entities, net	623	846
Proceeds from issuance of common stock, net	4	4
Share-based compensation	(42)	(15)
Common stock acquired - Share repurchase	(803)	(366)
Dividends paid on preferred stock	(32)	(32)
Dividends paid on common stock	(59)	(58)
Principal payments for financing leases	(17)	(16)
Net cash provided by financing activities - discontinued operations	—	396
Net cash (used in) provided by financing activities	(210)	1,114
Net increase in cash and cash equivalents	(27)	77
Cash and cash equivalents, beginning of period	1,922	1,472
Cash and cash equivalents, end of period	1,895	1,549
Less: Cash and cash equivalents of discontinued operations, end of period	218	497
Cash and cash equivalents of continuing operations, end of period	$1,677	$1,052

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

On January 4, 2021, the Company completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the shares of the capital stock of Security Life of Denver Company ("SLD") and Security Life of Denver International Limited ("SLDI"), including the capital stock of several subsidiaries of SLD and SLDI. The Company will continue to hold an insignificant number of Individual Life, and non-Wealth Solutions annuity policies which together with the businesses sold through divestment or reinsurance will be referred to as "divested businesses".

Concurrently with the sale, SLD entered into reinsurance agreements with insurance subsidiaries of the Company. Pursuant to these agreements, the Company's subsidiaries reinsured to SLD certain individual life insurance and annuity businesses. The sale of SLD, SLDI and several of their subsidiaries along with the aforementioned reinsurance transactions are referred to herein as the "Individual Life Transaction". The Individual Life Transaction resulted in the disposition of substantially all of the Company's life insurance and legacy non-Wealth Solutions annuity businesses and related assets.

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

On June 9, 2021, the Company completed the sale of the independent financial planning channel of Voya Financial Advisors (“VFA”) to Cetera Financial Group, Inc. (“Cetera”), one of the nation's largest networks of independently managed broker-dealers. In connection with this transaction, the Company transferred more than 800 independent financial professionals serving retail customers with approximately $38 billion in assets under advisement to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our Wealth Solutions business. In addition, the sale resulted in a gain, net of transaction costs of $275, before income taxes, which was recorded in Other revenue in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021. The net gain decreased $4 in the third quarter as a result of the completion of negotiations related to the sales price true-up process consistent with the deal terms.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2021, its results of operations, comprehensive income and changes in shareholders' equity for the three and nine months ended September 30, 2021 and 2020, and its statements of cash flows for the nine months ended September 30, 2021 and 2020, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications.  These reclassifications had no impact on net income or total stockholders’ equity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements
The following table provides a description of future adoptions of new accounting standards that may have an impact on the Company's financial statements when adopted:

Standard	Description of Requirements	Effective Date and Transition Provisions	Effect on the Financial Statements or Other Significant Matters
ASU 2020-04, Reference Rate Reform	This standard, issued in March 2020, provides temporary optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

	In January, 2021, the FASB issued ASU 2021-01, which clarified the scope of relief related to ASU 2020-04.	The amendments are effective as of March 12, 2020, the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022.	The Company expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04; however, the Company is still evaluating its options under this guidance as the reference rate reform adoption process continues. Therefore, the impact of the adoption of ASU 2020-04 on the Company’s financial condition and results of operations has not yet been determined.
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts	This standard, issued in August 2018, changes the measurement and disclosures of insurance liabilities and deferred acquisition costs ("DAC") for long-duration contracts issued by insurers.	In November, 2020, the FASB released ASU 2020-11, which deferred the effective date of the
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

The purchase price received by the Company at the closing was based on estimated amounts and was subject to a post-close true-up mechanism pursuant to which the purchase price was adjusted based on SLD's adjusted book value as of the closing date. In addition to cash consideration, proceeds included an approximately $225 interest in RLGH and certain other affiliates of Resolution Life US, and $123 principal amount in surplus notes issued by SLD. In connection with the closing, the Company agreed to defer receipt of $100 in cash proceeds for a period of up to 42 months, subject to an adjustment mechanism based on

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

certain financial contingencies affecting SLD over that period. In addition, in connection with the unwind of certain guarantee obligations affecting portions of SLD's business, in lieu of $60 of cash proceeds, the Company received approximately $60 in additional preferred equity interests in Resolution Life US affiliates. During the third quarter of 2021, the Company and Resolution Life US completed the post-close true-up process which resulted in an immaterial increase to loss on sale of $1 that was recorded in the Condensed Consolidated Statements of Operations for the third quarter of 2021. Additionally, the Company received the $100 of cash proceeds from Resolution Life US in the third quarter of 2021 which was deferred at the time of closing as mentioned above.

The Company determined that the entities disposed of met the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company’s operations. Accordingly, the results of operations of the entities sold have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, and the assets and liabilities of the businesses have been classified for 2020 as held for sale and segregated for all periods presented in the Condensed Consolidated Balance Sheets. A business classified as held for sale is recorded at the lower of its carrying value or estimated fair value less cost to sell. If the carrying value exceeds its estimated fair value less cost to sell, a loss is recognized.

The results of discontinued operations are reported in "Income (loss) from discontinued operations, net of tax" in the accompanying Condensed Consolidated Statements of Operations for all periods presented. As of December 31, 2020, the Company recorded an estimated loss on sale, net of tax of $1,466 to write down the carrying value of the businesses sold to estimated fair value, which was based on the estimated sales price of the Individual Life Transaction as of December 31, 2020, less cost to sell and other adjustments in accordance with the Resolution MTA. In addition, Income (loss) from discontinued operations, net of tax, for the nine months ended September 30, 2021 includes a reduction to loss on sale, net of tax of $7. The final loss on sale, net of tax as of September 30, 2021 of $1,459 represents the excess of the carrying value of the businesses sold over the purchase price, which approximates fair value, less cost to sell.

Furthermore, in connection with the close of the Individual Life Transaction, the Company reversed $913 of Additional other comprehensive income, net of tax that was previously recorded and related to the entities sold. As a result of the transaction, the Company incurred loss recognition of $523, which is inclusive of $302 of DAC/VOBA write down and $221 of premium deficiency reserve. The DAC/VOBA write down and the premium deficiency reserve were recorded in Net amortization of DAC/VOBA and Policyholder benefits, respectively in the Condensed Consolidated Financial Statements for the nine months ended September 30, 2021.

During the third quarter of 2021, and as a result of the annual review of assumptions of the divested businesses through reinsurance disclosed below, the Company recorded loss recognition of $136 for DAC/VOBA and established premium deficiency reserves of $225, both of which were related to divested businesses and excluded from Adjusted operating earnings for the current period. Loss recognition related to DAC/VOBA and premium deficiency reserves were recorded in Net amortization of DAC/VOBA and Interest credited to contract owner account balances, respectively in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction (closed on January 4, 2021) for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Revenues:
Net investment income	$—	$485
Fee income	—	596
Premiums	—	21
Total net realized capital gains (losses)	—	20
Other revenue	—	(13)
Total revenues	—	1,109
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	947
Operating expenses	—	107
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	215
Interest expense	—	5
Total benefits and expenses	—	1,274
Income (loss) from discontinued operations before income taxes	—	(165)
Income tax expense (benefit)	—	(35)
Adjustment to loss on sale, net of tax	7	(233)
Income (loss) from discontinued operations, net of tax	$7	$(363)

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

Furthermore, at the close of the Individual Life Transaction on January 4, 2021, we have $1.3 billion of pre-tax deferred intangibles associated with the divested businesses. The deferred intangibles consist of (1) existing DAC, VOBA and URR balances on businesses already exited via reinsurance and for the portion of the transaction that involves a sale through reinsurance, (2) existing deferred Cost of reinsurance (“COR”) on businesses already exited via reinsurance and (3) deferred COR established as a result of the Individual Life Transaction. The deferred intangibles are amortized as a charge to earnings over the life of the underlying policies. Additionally, for the portion of the reinsurance transactions that involve policies that do not meet risk transfer, a deposit asset was established in the amount of $1.7 billion on a pre-tax basis. This relates to liabilities related to Contract owner account balances that currently exist for the related underlying policies. The quarterly pre-tax impact

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

on income of the deferred intangibles was $159 which comprises of amortization of $23 and loss recognition of $136, both of which were recorded in the accompanying Condensed Consolidated Statements of Operations. In addition, the amortization of the deposit asset is largely offset by the interest credited to policyholders. The amortization of the deferred intangibles and the deposit asset has been classified as a component of Income (loss) related to businesses exited or to be exited via reinsurance which is an adjustment to Income (loss) from continuing operations before income taxes to calculate Adjusted operating earnings before taxes and consequently are not included in the adjusted operating results of our segments. Additionally, we would expect the annual impact of the amortization of the deferred intangibles and deposit asset to decline over time.

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

Information regarding the effect of all reinsurance on the Consolidated Balance Sheets is as follows as of the period indicated:

	September 30, 2021
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$160	$10	$(208)	$(38)
Reinsurance recoverable, net of allowance for credit losses	—	—	13,618	13,618
Total	$160	$10	$13,410	$13,580

Liabilities
Future policy benefits and contract owner account balances	$52,018	$925	$(13,618)	$39,325
Liability for funds withheld under reinsurance agreements	239	—	—	239
Total	$52,257	$925	$(13,618)	$39,564

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Statement of Operations is as follows for the period indicated:

Nine Months Ended September 30,
2021
Premiums:
Direct premiums	$2,288
Reinsurance assumed	22
Reinsurance ceded	(6,208)
Net premiums	$(3,898)

Fee income:
Gross fee income	$1,684
Reinsurance Assumed	13
Reinsurance ceded	(316)
Net fee income	$1,381

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$4,231
Reinsurance assumed	57
Reinsurance ceded(1)	(7,078)
Net interest credited and other benefits to contract owners / policyholders	$(2,790)
(1) Includes $5,944 amounts paid to reinsurers in connection with the Company's UL contracts for the nine months ended September 30, 2021.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2021:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$775	$237	$—	$—	$1,012	$—
U.S. Government agencies and authorities	69	12	—	—	81	—
State, municipalities and political subdivisions	962	114	1	—	1,075	—
U.S. corporate public securities	10,767	1,675	43	—	12,399	—
U.S. corporate private securities	4,802	510	22	—	5,290	—
Foreign corporate public securities and foreign governments(1)	3,395	407	17	—	3,785	—
Foreign corporate private securities(1)	3,383	294	3	—	3,643	31
Residential mortgage-backed securities	4,488	165	24	14	4,642	1
Commercial mortgage-backed securities	3,901	208	17	—	4,092	—
Other asset-backed securities	2,123	33	6	—	2,149	1
Total fixed maturities, including securities pledged	34,665	3,655	133	14	38,168	33
Less: Securities pledged	1,171	150	1	—	1,320	—
Total fixed maturities	$33,494	$3,505	$132	$14	$36,848	$33
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2021, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$603	$612
After one year through five years	4,497	4,800
After five years through ten years	5,725	6,338
After ten years	13,328	15,535
Mortgage-backed securities	8,389	8,734
Other asset-backed securities	2,123	2,149
Fixed maturities, including securities pledged	$34,665	$38,168

As of September 30, 2021 and December 31, 2020, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2021
Communications	$1,261	$245	$3	$1,503
Financial	3,731	432	13	4,150
Industrial and other companies	9,953	1,159	36	11,076
Energy	1,877	343	18	2,202
Utilities	3,826	550	9	4,367
Transportation	1,170	107	2	1,275
Total	$21,818	$2,836	$81	$24,573

December 31, 2020
Communications	$1,629	$425	$1	$2,053
Financial	4,419	811	3	5,227
Industrial and other companies	11,670	2,088	15	13,743
Energy	2,594	474	28	3,040
Utilities	4,963	944	1	5,906
Transportation	1,331	196	23	1,504
Total	$26,606	$4,938	$71	$31,473

The Company invests in various categories of collateralized mortgage obligations (CMOs), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2021 and December 31, 2020, approximately 41.7% and 44.5%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of September 30, 2021 and December 31, 2020, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of September 30, 2021, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $125 and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets. As of December 31, 2020, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $82. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Pledged

The Company engages in securities lending whereby the initial collateral is required at a rate of 103% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2021 and December 31, 2020, the fair value of loaned securities was $989 and $197, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of September 30, 2021 and December 31, 2020, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $950 and $106, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, liabilities to return collateral of $950 and $106, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of September 30, 2021 and December 31, 2020, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $74 and $96, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	September 30, 2021	December 31, 2020
U.S. Treasuries	$82	$90
U.S. Government agencies and authorities	3	3
U.S. corporate public securities	607	76
Equity Securities	2	—
Foreign corporate public securities and foreign governments	330	33
Payables under securities loan agreements	$1,024	$202

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program. The program size was temporarily reduced during 2020 as part of COVID risk reduction measures. However, with financial market conditions now recovered and orderly, our securities lending program is returning to prior levels and remains within our internal risk limits.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Nine Months Ended September 30, 2021
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$2	$1	$15	$8	$26
Credit losses on securities for which credit losses were not previously recorded	—	—	15	1	16
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	(1)	(1)
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	—	—	1	—	1
Increase (decrease) on securities with allowance recorded in previous period	(1)	(1)	—	(7)	(9)
Write-offs	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—
Balance as of September 30	$1	$—	$31	$1	$33

Year Ended December 31, 2020
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	2	1	15	8	26
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—
Balance as of December 31	$2	$1	$15	$8	$26

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of September 30, 2021:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$28	$—	8	$12	$—	2	$40	$—	10
State, municipalities and political subdivisions	56	1	21	—	—	—	56	1	21
U.S. corporate public securities	1,554	38	305	93	5	109	1,647	43	414
U.S. corporate private securities	238	3	15	127	19	9	365	22	24
Foreign corporate public securities and foreign governments	446	15	82	14	2	15	460	17	97
Foreign corporate private securities	9	—	3	59	3	5	68	3	8
Residential mortgage-backed	629	12	198	267	12	107	896	24	305
Commercial mortgage-backed	590	6	98	233	11	34	823	17	132
Other asset-backed	229	3	76	118	3	58	347	6	134
Total	$3,779	$78	806	$923	$55	339	$4,702	$133	1,145

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

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of September 30, 2021. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $6 from $139 to $133 for the nine months ended September 30, 2021. The decrease in gross unrealized capital losses was primarily due to non-credit related market factors.

At September 30, 2021, $5 of the total $133 of gross unrealized losses were from 6 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's intent impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2021			2020
	Impairment		No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—		—	$—	*	2
U.S. corporate public securities	—		—	2		18
U.S. corporate private securities	—		—	1		4
Foreign corporate public securities and foreign governments(1)	—		—	—	*	12
Foreign corporate private securities(1)	—		—	2		5
Residential mortgage-backed	—	*	2	1		24
Commercial mortgage-backed	—		—	4		18
Other asset-backed	—		—	—	*	1
Total	$—	*	2	$10		84
(1) Primarily U.S. dollar denominated.
*Less than $1
	Nine Months Ended September 30,
	2021			2020
	Impairment		No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—		—	$—	*	13
U.S. corporate public securities	—		—	32		80
U.S. corporate private securities	—		—	1		9
Foreign corporate public securities and foreign governments(1)	—		—	4		39
Foreign corporate private securities(1)	—		—	8		17
Residential mortgage-backed	—	*	10	6		56
Commercial mortgage-backed	—	*	1	28		124
Other asset-backed	—		—	1		74
Total	$—	*	11	$80		412
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

pre-modification recovery assessment. For the three months ended September 30, 2021, the Company did not have any new commercial mortgage loan troubled debt restructuring. For the nine months ended September 30, 2021, the Company had one new commercial mortgage loan troubled debt restructuring with a pre and post modification carrying value of $5. For the three and nine months ended September 30, 2021, the Company did not have any new private placement troubled debt restructuring. For the three and nine months ended September 30, 2020, the Company had one new commercial mortgage loan trouble debt restructuring with a pre and post modification carrying value of $3. For the three and nine months ended September 30, 2020, the Company did not have any new private placement troubled debt restructuring.

For the three and nine months ended September 30, 2021 and September 30, 2020, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of September 30, 2021 and December 31, 2020, respectively.

	As of September 30, 2021
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2021	$103	$264	$141	$—	$—	$508
2020	176	230	77	—	—	483
2019	227	213	86	—	—	526
2018	170	50	2	—	—	222
2017	678	228	4	—	—	910
2016	427	249	2	—	—	678
2015 and prior	1,901	349	21	—	—	2,271
Total	$3,682	$1,583	$333	$—	$—	$5,598

	As of December 31, 2020
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$202	$251	$39	$—	$—	$492
2019	327	230	125	—	—	682
2018	211	158	73	—	—	442
2017	645	427	5	—	—	1,077
2016	627	313	2	—	—	942
2015 and prior	2,525	648	22	—	—	3,195
Total	$4,537	$2,027	$266	$—	$—	$6,830

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of September 30, 2021 and December 31, 2020, respectively.

	As of September 30, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2021	$487	$21	$—	$—	$—	$508
2020	418	31	34	—	—	483
2019	285	100	85	56	—	526
2018	131	5	55	31	—	222
2017	425	361	116	8	—	910
2016	599	53	4	22	—	678
2015 and prior	1,797	221	198	55	—	2,271
Total	$4,142	$792	$492	$172	$—	$5,598

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

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of September 30, 2021 and December 31, 2020, respectively.

	As of September 30, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$77	$41	$28	$103	$104	$105	$9	$19	$22	$508
2020	99	186	40	40	38	39	2	14	25	483
2019	62	146	14	152	48	42	15	13	34	526
2018	54	69	59	10	14	10	—	6	—	222
2017	129	94	372	140	76	56	6	37	—	910
2016	147	140	168	41	58	89	11	18	6	678
2015 and prior	595	493	426	151	204	186	61	125	30	2,271
Total	$1,163	$1,169	$1,107	$637	$542	$527	$104	$232	$117	$5,598

	As of December 31, 2020
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$107	$187	$41	$39	$38	$39	$2	$15	$24	$492
2019	98	194	21	169	69	61	18	13	39	682
2018	105	141	70	37	59	15	—	15	—	442
2017	172	125	417	155	102	62	6	38	—	1,077
2016	274	174	185	46	103	114	13	27	6	942
2015 and prior	890	684	521	237	299	290	70	160	44	3,195
Total	$1,646	$1,505	$1,255	$683	$670	$581	$109	$268	$113	$6,830

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of September 30, 2021 and December 31, 2020, respectively.

	As of September 30, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$20	$52	$309	$109	$—	$9	$9	$508
2020	58	90	168	167	—	—	—	483
2019	46	97	274	82	27	—	—	526
2018	37	88	58	16	4	19	—	222
2017	111	444	196	156	3	—	—	910
2016	129	246	140	155	—	5	3	678
2015 and prior	858	328	441	294	94	205	51	2,271
Total	$1,259	$1,345	$1,586	$979	$128	$238	$63	$5,598

	As of December 31, 2020
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$59	$94	$165	$174	$—	$—	$—	$492
2019	55	111	384	95	37	—	—	682
2018	77	109	191	25	5	35	—	442
2017	138	505	252	178	4	—	—	1,077
2016	175	301	255	187	10	9	5	942
2015 and prior	1,276	484	570	426	117	268	54	3,195
Total	$1,780	$1,604	$1,817	$1,085	$173	$312	$59	$6,830

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2021	December 31, 2020
Allowance for credit losses, beginning of period	$89	$16	(1)
Credit losses on mortgage loans for which credit losses were not previously recorded	1	7
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	(14)	—
Increase (decrease) on mortgage loans with allowance recorded in previous period	(57)	69
Provision for expected credit losses	19	92
Write-offs	—	(3)
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, end of period	$19	$89
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

The following table presents past due commercial mortgage loans as of the dates indicated:

	September 30, 2021	December 31, 2020
Delinquency:
Current	$5,598	$6,825
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	5
Total	$5,598	$6,830

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of September 30, 2021, the company had no commercial mortgage loan in non-accrual status. As of December 31, 2020, the Company had one commercial mortgage loan in non-accrual status. There was no interest income recognized on loans in non-accrual status for the nine months ended September 30, 2021 and year ended December 31, 2020.

As of September 30, 2021 and December 31, 2020, the Company had no commercial mortgage loans that were over 90 days or more past due but are not on non-accrual status. The Company had no commercial mortgage loans on non-accrual status for which there is no related allowance for credit losses as of September 30, 2021 and December 31, 2020.

Fixed Maturities, Trading

The Company invests in corporate private debt securities which are recognized at fair value within the Condensed Consolidated Balance Sheets with changes in value recognized in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three months and nine months ended September 30, 2021, there were no gains (losses) and $1 of interest income. For the three months and nine months ended September 30, 2020 there were no gains (losses) and no interest income.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed maturities	$501	$618	$1,513	$1,785
Equity securities	4	4	15	10
Mortgage loans on real estate	59	74	184	221
Policy loans	7	11	18	34
Short-term investments and cash equivalents	2	—	7	3
Other	175	113	415	85
Gross investment income	748	820	2,152	2,138
Less: Investment expenses	17	20	51	54
Net investment income	$731	$800	$2,101	$2,084

As of September 30, 2021, the Company had no investments in fixed maturities that did not produce net investment income. As of December 31, 2020, the Company had $2 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,
	2021	2020
Fixed maturities, available-for-sale, including securities pledged	$6	$(7)
Fixed maturities, at fair value option	(137)	(131)
Equity securities, at fair value	1	7
Derivatives	11	11
Embedded derivatives - fixed maturities	(1)	(3)
Guaranteed benefit derivatives	1	35
Mortgage Loans	14	17
Other investments	2	1
Net realized capital gains (losses)	$(103)	$(70)

	Nine Months Ended September 30,
	2021	2020
Fixed maturities, available-for-sale, including securities pledged	$1,789	$(59)
Fixed maturities, at fair value option	(514)	(84)
Equity securities, at fair value	12	11
Derivatives	(5)	(22)
Embedded derivatives - fixed maturities	(6)	4
Guaranteed benefit derivatives	49	(113)
Mortgage Loans	177	(41)
Other investments	100	—
Net realized capital gains (losses)	$1,602	$(304)

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities, available-for-sale and trading, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds on sales	$369	$341	$10,582	$1,706
Gross gains	22	7	1,733	97
Gross losses	1	4	3	73

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2021			December 31, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Foreign exchange contracts	$90	$2	$—	$—	$—	$—
Cash flow hedges:
Interest rate contracts	22	—	—	22	—	—
Foreign exchange contracts	683	14	17	756	4	43
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	16,889	118	248	19,837	195	328
Foreign exchange contracts	145	1	2	122	—	3
Equity contracts	320	3	3	412	16	12
Credit contracts	138	1	1	223	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	14	—	N/A	20	—
Within products	N/A	—	43	N/A	—	95
Within reinsurance agreements	N/A	—	231	N/A	—	163
Managed custody guarantees	N/A	—	1	N/A	—	4
Total		$153	$546		$235	$649
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2021 and December 31, 2020. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	September 30, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$138	$1	$1
Equity contracts	234	3	3
Foreign exchange contracts	918	17	19
Interest rate contracts	14,765	118	248
		139	271
Counterparty netting(1)		(130)	(130)
Cash collateral netting(1)		(4)	(119)
Securities collateral netting(1)		(3)	(15)
Net receivables/payables		$2	$7
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

As of September 30, 2021, the Company pledged $2 and $117 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2020, the Company held $5 and $140 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2021, the Company delivered $206 of securities and held $3 of securities as collateral. As of December 31, 2020, the Company delivered $170 of securities and held no securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the period indicated:

	Three Months Ended September 30,
	2021		2020
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net realized capital gains/(losses)	Net investment income	Net investment income and Other net realized capital gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$24	$—	$(42)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3	—	—

	Nine Months Ended September 30,
	2021		2020
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net realized capital gains/(losses)	Net investment income	Net investment income and Other net realized capital gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(1)	$36	$2	$31
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	2	—	6

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Three Months Ended September 30,
	2021		2020
	Net investment income	Other net realized capital gains/(losses)	Net investment income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$731	$(103)	$800	$(60)
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(2)	—	—
Derivatives designated as hedging instruments(1)	—	2	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	—	3	(3)

	Nine Months Ended September 30,
	2021		2020
	Net investment income	Other net realized capital gains/(losses)	Net investment income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$2,101	$1,602	$2,084	$(224)
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(3)	—	—
Derivatives designated as hedging instruments(1)	—	3	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	7	(5)	9	(3)
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30,
		2021	2020
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$10	$21
Foreign exchange contracts	Other net realized capital gains (losses)	—	(4)
Equity contracts	Other net realized capital gains (losses)	(1)	(2)
Credit contracts	Other net realized capital gains (losses)	—	(1)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	(1)	(3)
Within products	Other net realized capital gains (losses)	7	28
Within reinsurance agreements(1)	Policyholder benefits	18	8
Managed custody guarantees	Other net realized capital gains (losses)	(1)	7
Total		$32	$54

	Location of Gain or (Loss) Recognized in Income on Derivative	Nine Months Ended September 30,
		2021	2020
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(13)	$(12)
Foreign exchange contracts	Other net realized capital gains (losses)	(2)	2
Equity contracts	Other net realized capital gains (losses)	11	(11)
Credit contracts	Other net realized capital gains (losses)	1	3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	(6)	4
Within products	Other net realized capital gains (losses)	38	(103)
Within reinsurance agreements(1)	Policyholder benefits	41	(52)
Managed custody guarantees	Other net realized capital gains (losses)	3	(10)
Total		$73	$(179)
(1) Excludes gains (losses) from standalone derivatives of $(1) and $3 for the three and nine months ended September 30, 2021, respectively, that are recognized in Other net realized capital gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$751	$261	$—	$1,012
U.S. Government agencies and authorities	—	81	—	81
State, municipalities and political subdivisions	—	1,075	—	1,075
U.S. corporate public securities	—	12,364	35	12,399
U.S. corporate private securities	—	3,356	1,934	5,290
Foreign corporate public securities and foreign governments(1)	—	3,768	17	3,785
Foreign corporate private securities(1)	—	3,262	381	3,643
Residential mortgage-backed securities	—	4,586	56	4,642
Commercial mortgage-backed securities	—	4,080	12	4,092
Other asset-backed securities	—	2,099	50	2,149
Total fixed maturities, including securities pledged	751	34,932	2,485	38,168
Fixed maturities, trading	—	—	5	5
Equity securities	38	—	250	288
Derivatives:
Interest rate contracts	—	118	—	118
Foreign exchange contracts	—	17	—	17
Equity contracts	—	3	—	3
Credit contracts	—	1	—	1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,914	61	—	2,975
Assets held in separate accounts	91,014	5,469	311	96,794
Total assets	$94,717	$40,601	$3,051	$138,369
Percentage of Level to total	69%	29%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives(2)	—	—	44	44
Other derivatives:
Interest rate contracts	10	238	—	248
Foreign exchange contracts	—	19	—	19
Equity contracts	—	3	—	3
Credit contracts	—	1	—	1
Embedded derivative on reinsurance	—	145	86	231
Total liabilities	$10	$406	$130	$546
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended September 30, 2021
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$23	$—	$1	$12	$—	$—	$(1)	$—	$—	$35	$—	$1
U.S. corporate private securities	2,011	10	(13)	127	—	(22)	(142)	—	(37)	1,934	—	(11)
Foreign corporate public securities and foreign governments(1)	10	—	—	17	—	—	—	—	(10)	17	—	—
Foreign corporate private securities(1)	352	(15)	21	29	—	—	(6)	—	—	381	1	21
Residential mortgage-backed securities	46	(4)	—	16	—	—	—	—	(2)	56	(4)	(1)
Commercial mortgage-backed securities	2	—	—	10	—	—	—	—	—	12	—	—
Other asset-backed securities	78	—	(1)	9	—	—	(22)	—	(14)	50	—	1
Total fixed maturities, including securities pledged	2,522	(9)	8	220	—	(22)	(171)	—	(63)	2,485	(3)	11
Fixed maturities, trading, at fair value	45	—	—	—	—	—	(40)	—	—	5	—	—
Equity securities, at fair value	249	1	—	—	—	—	—	—	—	250	1	—
Derivatives:
Guaranteed benefit derivatives(2)(5)	(44)	3	—	—	(4)	—	1	—	—	(44)	—	—
Other derivatives, net	—	—	—	—	—	—	—	—	—	—	—	—
Embedded derivatives on reinsurance	(85)	(1)	—	—	—	—	—	—	—	(86)	—	—
Assets held in separate accounts(4)	293	1	—	53	—	(6)	—	—	(30)	311	—	—
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2021
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$93	$1	$1	$12	$—	$(25)	$(1)	$—	$(46)	$35	$—	$1
U.S. corporate private securities	1,900	50	(108)	210	—	(340)	(198)	545	(125)	1,934	(1)	(107)
Foreign corporate public securities and foreign governments(1)	—	—	—	17	—	—	—	—	—	17	—	—
Foreign corporate private securities(1)	457	(6)	19	30	—	(81)	(38)	—	—	381	3	16
Residential mortgage-backed securities	43	(11)	(1)	30	—	(7)	—	2	—	56	(11)	(1)
Commercial mortgage-backed securities	—	—	—	12	—	—	—	—	—	12	—	—
Other asset-backed securities	61	1	(3)	19	—	(5)	(45)	22	—	50	—	(1)
Total fixed maturities, including securities pledged	2,554	35	(92)	330	—	(458)	(282)	569	(171)	2,485	(9)	(92)
Fixed maturities, trading, at fair value	—	—	—	45	—	—	(40)	—	—	5	—	—
Equity securities, at fair value	172	14	—	225	—	(152)	(9)	—	—	250	(1)	—
Derivatives:
Guaranteed benefit derivatives:
Guaranteed benefit derivatives (2)(5)	(84)	41	—	—	(4)	—	3	—	—	(44)	—	—
Other derivatives, net	1	—	—	—	—	—	(1)	—	—	—	(1)	—
Embedded derivatives on reinsurance	—	3	—	—	(89)	—	—	—	—	(86)	—	—
Assets held in separate accounts(4)	222	4	—	157	—	(7)	—	—	(65)	311	—	—
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2020
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$107	$—	$4	$4	$—	$—	$(2)	$42	$(37)	$118	$—	$4
U.S. corporate private securities	1,390	(1)	11	47	—	—	(20)	406	(106)	1,727	(1)	11
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	305	(1)	(15)	221	—	(15)	(1)	17	(63)	448	(2)	(15)
Residential mortgage-backed securities	38	(2)	—	2	—	—	—	2	(5)	35	(2)	—
Commercial mortgage-backed securities	—	—	—	4	—	—	—	—	—	4	—	—
Other asset-backed securities	99	—	—	11	—	—	(19)	1	(17)	75	—	—
Total fixed maturities, including securities pledged	1,939	(4)	—	289	—	(15)	(42)	468	(228)	2,407	(5)	—
Equity securities, at fair value	161	7	—	3	—	—	—	—	—	171	7	—
Derivatives:
Guaranteed benefit derivatives (2)(5)	(210)	36	—	—	(4)	—	1	—	—	(177)	—	—
Other derivatives, net	—	—	—	1	—	—	—	—	—	1	1	—
Assets held in separate accounts(4)	174	4	—	43	—	(1)	—	—	(13)	207	—	—
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$74	$—	$5	$4	$—	$—	$(5)	$40	$—	$118	$—	$5
U.S. corporate private securities	1,457	1	42	124	—	(16)	(141)	455	(195)	1,727	—	42
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	328	(5)	(35)	234	—	(15)	(5)	8	(62)	448	(5)	(35)
Residential mortgage-backed securities	23	(4)	—	23	—	—	—	—	(7)	35	(4)	—
Commercial mortgage-backed securities	—	—	—	4	—	—	—	—	—	4	—	—
Other asset-backed securities	78	—	—	17	—	—	(21)	1	—	75	—	—
Total fixed maturities, including securities pledged	1,960	(8)	12	406	—	(31)	(172)	504	(264)	2,407	(9)	12
Equity securities, at fair value	128	12	—	33	—	—	(2)	—	—	171	12	—
Derivatives:
Guaranteed benefit derivatives (2)(5)	(60)	(112)	—	—	(6)	—	1	—	—	(177)	—	—
Other derivatives, net	—	—	—	1	—	—	—	—	—	1	1	—
Assets held in separate accounts(4)	116	3	—	123	—	(2)	—	3	(36)	207	—	—
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2021 and 2020, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.
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
The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$38,173	$38,173	$47,029	$47,029
Equity securities	288	288	242	242
Mortgage loans on real estate	5,598	6,008	6,830	7,316
Policy loans	402	402	718	718
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,975	2,975	2,012	2,012
Derivatives	139	139	215	215
Deposit assets(3)	1,553	1,609	—	—
Other investments	75	75	285	368
Assets held in separate accounts	96,794	96,794	90,552	90,552
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$35,519	$44,164	$35,545	$45,576
Funding agreements with fixed maturities	1,329	1,326	796	795
Supplementary contracts, immediate annuities and other	853	797	912	800
Derivatives:
Guaranteed benefit derivatives(2)	44	44	99	99
Other derivatives	271	271	387	387
Short-term debt	1	1	1	1
Long-term debt	2,970	3,435	3,044	3,564
Embedded derivative on reinsurance	231	231	163	163
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2021
	DAC	VOBA		Total
Balance as of January 1, 2021	$1,440	$70		$1,510
Impact of ASU 2016-13	—	—		—
Deferrals of commissions and expenses	73	5		78
Amortization:
Amortization, excluding unlocking (2)	(590)	(265)		(855)
Unlocking(1)	(21)	13		(8)
Interest accrued	81	27	(3)	108
Net amortization included in Condensed Consolidated Statements of Operations	(530)	(225)		(755)
Change due to unrealized capital gains/(losses) on available-for-sale securities	211	293		504
Balance as of September 30, 2021	$1,194	$143		$1,337

	2020
	DAC	VOBA		Total
Balance as of January 1, 2020	$1,762	$464		$2,226
Impact of ASU 2016-13	3	—		3
Deferrals of commissions and expenses	77	4		81
Amortization:
Amortization, excluding unlocking	(205)	(82)		(287)
Unlocking(1)	(41)	(136)		(177)
Interest accrued	91	37	(3)	128
Net amortization included in Condensed Consolidated Statements of Operations	(155)	(181)		(336)
Change due to unrealized capital gains/(losses) on available-for-sale securities	(235)	(171)		(406)
Balance as of September 30, 2020	$1,452	$116		$1,568
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) During 2021, the Company recognized loss recognition of $351 and $87 for DAC and VOBA, respectively. There was no loss recognition during 2020.
(3) Interest accrued at the following rates for VOBA: 3.5% to 7.2% during 2021 and 3.5% and 7.2% during 2020.

7.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan"), the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan") and the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (the "2019 Omnibus Plan") (together, the "Omnibus Plans"). As of September 30, 2021, common stock reserved and available for issuance under the 2013 Omnibus Plan, the 2014 Omnibus Plan and the 2019 Omnibus Plan was 347,663, 3,194,452 and 9,234,600 shares, respectively.

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan ("Director Plan").

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted Stock Unit (RSU) awards	$8	$9	$34	$36
Performance Stock Unit (PSU) awards	10	7	40	32
Stock options	—	1	1	4
Total share-based compensation expense	18	17	75	72
Income tax benefit	4	3	19	26
After-tax share-based compensation expense	$14	$14	$56	$46

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the Director Plan for the periods indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	1.5	$55.86	2.0	$55.48
Adjustment for PSU performance factor	—	—	0.3	53.22
Granted	0.8	56.79	0.8	49.88
Vested	(0.8)	52.83	(1.0)	53.30
Forfeited	(0.1)	58.25	(0.1)	55.78
Outstanding as of September 30, 2021	1.4	$57.48	2.0	$54.06

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2021	2.6	$42.29
Granted	—	—
Exercised	(0.4)	39.53
Forfeited	(0.2)	42.06
Outstanding as of September 30, 2021	2.0	$42.84
Vested, exercisable, as of September 30, 2021	2.0	$42.84

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.     Shareholders' Equity

Non-controlling Interest

Non-controlling interest in limited partnerships increased as a result of favorable market appreciation in limited partnership investments, net of contributions and distributions. See the Consolidated and Nonconsolidated Investment Entities Note to these Condensed Consolidated Financial Statements for additional details over changes in non-controlling interest during the year and impacting Shareholders' Equity.

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2020	140.7	8.4	132.3
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	10.2	(10.2)
Share-based compensation	2.5	0.5	2.0
Balance, December 31, 2020	143.3	19.1	124.2
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	13.2	(13.2)
Share-based compensation	2.2	0.9	1.3
Balance, September 30, 2021	145.6	33.2	112.4

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividends declared per share of Common Stock	$0.165	$0.15	$0.495	$0.45

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

On October 28, 2021, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500. On January 28, 2021, the Board of Directors provided share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $1 billion. The share repurchase authorization expires on December 31, 2022 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions during the nine months ended September 30, 2021:

Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
June 30, 2021	$400	5,203,252	September 16, 2021	1,081,552	6,284,804
February 11, 2021	$250	3,617,291	May 14, 2021	330,852	3,948,143
December 28, 2020	$150	2,066,472	January 26, 2021	509,909	2,576,381

Subsequent to September 30, 2021, the Company repurchased 1,835,531 shares through a 10b5-1 plan for an aggregate purchase price of $124.

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The exercise price of the warrants at the time of issuance was $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. On March 12, 2018, ING Group sold its remaining interests in the warrants and no longer owns any warrants. On September 29, 2021, the Company paid a quarterly dividend of $0.165 per share on its common stock. As a consequence, the exercise price of the warrants to purchase shares of common stock was adjusted to $47.62 per share of common stock and the number of shares of common stock for which each warrant is exercisable has been adjusted to 1.002359604. As of September 30, 2021, no warrants have been exercised.

Preferred Stock

As of September 30, 2021 and December 31, 2020, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	September 30, 2021		December 31, 2020
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended September 30,	Per Share	Aggregate	Per Share	Aggregate
2021	$30.625	$10	$13.375	$4
2020	30.625	10	13.375	4
Nine Months Ended September 30,
2021	$61.25	$20	$40.125	$12
2020	61.25	20	40.125	12
As of September 30, 2021, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2021	2020	2021	2020
Earnings
Net income (loss) available to common shareholders:
Income (loss) from continuing operations	$371	$(73)	$2,373	$(71)
Less: Preferred stock dividends	14	14	32	32
Less: Net income (loss) attributable to noncontrolling interest	214	106	661	33
Income (loss) from continuing operations available to common shareholders	143	(193)	1,680	(136)
Income (loss) from discontinued operations, net of tax	(1)	(140)	7	(363)
Net income (loss) available to common shareholders	$142	$(333)	$1,687	$(499)

Weighted average common shares outstanding
Basic	113.4	126.3	118.8	127.8
Dilutive Effects(1)(2):
Warrants	6.7	—	6.5	—
RSU awards	1.0	—	1.0	—
PSU awards	0.7	—	0.8	—
Stock Options	0.6	—	0.7	—
Diluted	122.4	126.3	127.8	127.8

Basic(3)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.25	$(1.53)	$14.13	$(1.07)
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.01)	$(1.11)	$0.06	$(2.83)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$1.24	$(2.64)	$14.19	$(3.90)
Diluted(3)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.16	$(1.53)	$13.14	$(1.07)
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.01)	$(1.11)	$0.05	$(2.83)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$1.15	$(2.64)	$13.19	$(3.90)
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	September 30,
	2021	2020
Fixed maturities, net of impairment	$3,521	$7,704
Derivatives(1)	82	144
DAC/VOBA adjustment on available-for-sale securities	(821)	(1,938)
Premium deficiency reserve adjustment	(15)	(439)
Sales inducements and other intangibles adjustment on available-for-sale securities	5	(353)
Unrealized capital gains (losses), before tax	2,772	5,118
Deferred income tax asset (liability)	(459)	(720)
Net unrealized capital gains (losses)	2,313	4,398
Pension and other postretirement benefits liability, net of tax	3	5
AOCI	$2,316	$4,403
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2021, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $20.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(196)		$41	$(155)
Other	(2)		—	(2)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(22)		4	(18)
DAC/VOBA	56		(12)	44
Premium deficiency reserve adjustment	—		—	—
Sales inducements and other intangibles	1		—	1
Change in unrealized gains (losses) on available-for-sale securities	(163)		33	(130)

Derivatives:
Derivatives	23	(1)	(4)	19
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	18		(3)	15

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Accumulated other comprehensive income (loss)	$(145)		$30	$(115)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,295)		$461	$(2,834)
Other	(2)		—	(2)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(1,797)		377	(1,420)
DAC/VOBA	1,250	(1)	(263)	987
Premium deficiency reserve adjustment	445		(93)	352
Sales inducements and other intangibles	420		(88)	332
Change in unrealized gains (losses) on available-for-sale securities	(2,979)		394	(2,585)

Derivatives:
Derivatives	21	(2)	(4)	17
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(16)		3	(13)
Change in unrealized gains (losses) on derivatives	5		(1)	4

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$(2,975)		$393	$(2,582)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$783		$(163)	$620
Other	(1)		—	(1)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	7		(1)	6
DAC/VOBA	(23)		4	(19)
Premium deficiency reserve adjustment	(114)		24	(90)
Sales inducements and other intangibles	(140)		29	(111)
Change in unrealized gains (losses) on available-for-sale securities	512		(107)	405

Derivatives:
Derivatives	(45)	(1)	9	(36)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains (losses) on derivatives	(51)		10	(41)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Accumulated other comprehensive income (loss)	$461		$(97)	$364
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information    .

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,114		$(443)	$1,671
Other	(1)		—	(1)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	44		(9)	35
DAC/VOBA	(440)	(1)	92	(348)
Premium deficiency reserve adjustment	(189)		40	(149)
Sales inducements and other intangibles	(168)		35	(133)
Change in unrealized gains (losses) on available-for-sale securities	1,360		(285)	1,075

Derivatives:
Derivatives	17	(2)	(4)	13
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(18)		4	(14)
Change in unrealized gains (losses) on derivatives	(1)		—	(1)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(2)		—	(2)
Change in pension and other postretirement benefits liability	(2)		—	(2)
Change in Accumulated other comprehensive income (loss)	$1,357		$(285)	$1,072
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

The Company's effective tax rate for the three months ended September 30, 2021 was 9.7%. The effective tax rate differed from the statutory rate of 21% primarily due to noncontrolling interest.

The Company's effective tax rate for the nine months ended September 30, 2021 was 4.2%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the release of a stranded tax benefit in Other Comprehensive Income due to the Individual Life Transaction, noncontrolling interest and the effect of the dividends received deduction ("DRD").

The Company's effective tax rate for the three and nine months ended September 30, 2020 was 49.7% and 50.3%. The effective tax rate differed from the statutory rate of 21% primarily due the effect of the DRD, tax credits and non-controlling interest.

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

12.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt securities issued and outstanding as of September 30, 2021 and December 31, 2020:

	Issuer	Maturity	September 30, 2021	December 31, 2020
3.125% Senior Notes, due 2024 (2)(3)	Voya Financial, Inc.	07/15/2024	$375	$398
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	444	497
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	395	395
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	Voya Financial, Inc.	01/23/2048	345	345
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	Voya Financial, Inc.	05/15/2053	740	739
7.25% Voya Holdings Inc. debentures, due 2023(1)	Voya Holdings, Inc.	08/15/2023	140	139
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings, Inc.	08/15/2026	139	138
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings, Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	14
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	4	4
Subtotal			2,971	3,045
Less: Current portion of long-term debt			1	1
Total			$2,970	$3,044
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.

As of September 30, 2021, the Company was in compliance with its debt covenants.

Aetna Notes

As of September 30, 2021, the outstanding principal amount of the Aetna Notes was $358, which is guaranteed by ING Group. As of September 30, 2021, the Company provided $362 of collateral benefiting ING Group, comprised of a deposit of $199 to a control account with a third-party collateral agent and $163 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Notes

During the nine months ended September 30, 2021, the Company repurchased $23 and $53 par value of its 3.125% Senior Notes, due 2024 and 3.65% Senior Notes, due 2026, respectively, for $25 and $60, respectively, on the open market, resulting in loss on debt extinguishment of $10, which is included in Interest expense on the Condensed Consolidated Statements of Operations.

On October 29, 2021, the Company delivered to the holders of its 3.125% Senior Notes due 2024 (the “2024 Notes”) a notice of redemption, notifying those noteholders that the Company has elected to redeem all of the outstanding $377 aggregate principal amount of the 2024 Notes. The Company expects to incur a loss on debt extinguishment of approximately $25 in the fourth quarter of 2021, which will be recorded in Interest Expense in the Consolidated Statements of Operations.
Senior Unsecured Credit Facility Agreement

As of September 30, 2021, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 of committed capacity for issuing letters of credit and the full $500 may be utilized for direct borrowings. As of September 30, 2021, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $6.15 billion, which may increase upon any future equity issuances by the Company.

13.    Commitments and Contingencies

Leases

During the three and nine months ended September 30, 2021, the Company recorded an impairment of $3 and $16 respectively, on its right-of-use asset associated with leased office space, which is included in Operating expenses in the Condensed Consolidated Statements of Operations.

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

As of September 30, 2021, the Company had off-balance sheet commitments to acquire mortgage loans of $127 and purchase limited partnerships and private placement investments of $961, of which $319 related to consolidated investment entities.

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

	September 30, 2021	December 31, 2020
Fixed maturity collateral pledged to FHLB (1)	$1,785	$1,386
FHLB restricted stock(2)	74	54
Other fixed maturities-state deposits	47	47
Cash and cash equivalents	38	15
Securities pledged(3)	1,320	449
Total restricted assets	$3,264	$1,951
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $989 and $197 as of September 30, 2021 and December 31, 2020, respectively. In addition, as of September 30, 2021 and December 31, 2020, the Company delivered securities as collateral of $206 and $170 and repurchase agreements of $125 and $82, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2021 and December 31, 2020, the Company had $1,326 and $795, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, assets with a market value of approximately $1,785 and $1,386, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

Subsequent to September 30, 2021. the Company issued an additional $145 of funding agreements to the FHLB and pledged additional assets of $100 in support of these contracts.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2021, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Litigation includes Henkel of America v. ReliaStar Life Insurance Company, et al. (USDC District of Connecticut, No. 1:18-cv-00965) (filed June 8, 2018). Plaintiff alleges that ReliaStar breached the terms of a stop loss policy it issued to Plaintiff by refusing to reimburse Plaintiff for more than $47 in claims incurred by participants in prior years and submitted for coverage under the stop loss policy. Plaintiff alleges a breach of contract claim or, in the alternative, that the stop loss policy be declared to cover the submitted claims, and also asserts that ReliaStar engaged in unfair trade practices and unfair insurance practices in violation of state statutes, and did so willfully and intentionally to warrant an award of punitive damages under state law. On July 8, 2021, the district court denied defendant Express Scripts’ motion for summary judgement. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

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

As of September 30, 2021, approximately $124 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $314 and $233 as of September 30, 2021 and December 31, 2020, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 5 and 3 CLOs as of September 30, 2021 and December 31, 2020, respectively.

Limited Partnerships ("LPs")

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 13 and 12 funds, which were structured as partnerships, as of September 30, 2021 and December 31, 2020, respectively.

The non-controlling interest related to these partnerships increased from $1,068 at December 31, 2020 to $1,606 at September 30, 2021. Changes in market value of these investments in partnerships directly impacts the non-controlling interest component of Shareholders' Equity on the Company's Condensed Consolidated Balance Sheets. The change in non-controlling interest was primarily driven by favorable market appreciation, adjusted for contributions and distributions. The Company records the non-controlling interest using a lag methodology relying on the most recent financial information available.

Registered Investment Companies

The Company did not consolidate any sponsored investment funds accounted for as VOEs as of September 30, 2021. The Company deconsolidated one sponsored investment fund accounted for as a VOE as of December 31, 2020, because it was no longer the majority investor in the fund, and as such, did not have a controlling financial interest in the fund.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2023 and 2029, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.0%. As of September 30, 2021 and December 31, 2020, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $9 and $20, respectively. Less than 1.0% of the collateral assets were in default as of September 30, 2021 and December 31, 2020.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR or EURIBOR plus a pre-defined spread, which varies from 0.5% for the more senior tranches to 8.5% for the more subordinated tranches. CLO notes mature in 2026 and 2034, and have a weighted average maturity of 11 years as of September 30, 2021. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of September 30, 2021 and December 31, 2020, certain private equity funds maintained term loans and revolving lines of credit of $1,225 and $647, respectively. The term loans mature in three to five years, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at LIBOR/EURIBOR plus 150 - 215 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of September 30, 2021 and December 31, 2020, outstanding borrowings amount to $735 and $491, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of September 30, 2021:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$141	$—	$—	$—	$141
Corporate loans, at fair value using the fair value option	—	917	—	—	917
Limited partnerships/corporations, at fair value	—	—	—	2,505	2,505
Total assets, at fair value	$141	$917	$—	$2,505	$3,563
Liabilities
CLO notes, at fair value using the fair value option	$—	$749	$—	$—	$749
Total liabilities, at fair value	$—	$749	$—	$—	$749

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2020:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$221	$—	$—	$—	$221
Corporate loans, at fair value using the fair value option	—	805	—	—	805
Limited partnerships/corporations, at fair value	—	—	—	1,724	1,724
Total assets, at fair value	$221	$805	$—	$1,724	$2,750
Liabilities
CLO notes, at fair value using the fair value option	$—	$783	$—	$—	$783
Total liabilities, at fair value	$—	$783	$—	$—	$783

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and nine months ended September 30, 2021 and 2020, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Deconsolidation of Certain Investment Entities

The Company had no deconsolidations during the three and nine months ended September 30, 2021. The Company determined its interest in the Pomona Investment Fund was less than a majority of the fund's NAV and therefore did not represent a controlling financial interest. As a result of this determination, the Company deconsolidated one investment entity during the nine months ended September 30, 2020. The Company had no deconsolidations during the three months ended September 30, 2020.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of September 30, 2021 and December 31, 2020, the Company held $431 and $405 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

LPs

As of September 30, 2021 and December 31, 2020, the Company held $1,671 and $1,476 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

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

15.     Restructuring

Organizational Restructuring

Pursuant to the Company executing the Resolution MTA and the Individual Life Transaction, the Company sold five of its legal subsidiaries, SLD, SLDI, Roaring River II ("RRII"), Midwestern United Life Insurance Company ("MUL") and Voya American Equities, Inc. ("VAE") to Resolution Life US, which is an insurance holding company newly formed by Resolution Life Group Holdings, L.P. (“RLGH”), a Bermuda-based limited partnership. The Company also executed an agreement with Cetera on June 9, 2021, where Cetera acquired the independent financial planning channel of VFA. Additionally, the Company transferred or ceased usage of a substantial number of administrative systems and is undertaking restructuring efforts to reduce stranded expenses associated with its Individual Life business and independent financial planning channel as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly and indirectly related to these dispositions beyond the third quarter of 2021, of $50 - $100 in addition to the $78 incurred during 2020 and $76 incurred for the nine months ended September 30, 2021.

The prior restructuring initiatives disclosed in the 2020 Form 10-K concluded prior to 2021 and the Company does not anticipate incurring any additional restructuring expenses related to those initiatives.

The restructuring activities related to the Individual Life Transaction and the sale of the independent financial planning channel have resulted in recognition of severance and organizational transition costs that are reflected in both continuing operations and discontinued operations. Amounts reflected in continuing operations are reported in Operating expenses in the Condensed

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments.

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Amounts Incurred to Date(1)
	2021	2020	2021	2020
Severance benefits	$5	$(3)	$19	$(11)	$80
Organizational transition costs	19	30	57	94	381
Total restructuring expenses	$24	$27	$76	$83	$461
Continuing operations	$24	$10	$76	$46	$396
Discontinued operations	$—	$17	$—	$37	$65
(1) Includes expenses incurred during 2017-2021.

The following table presents the accrued liability associated with Organizational Restructuring expenses as of September 30, 2021:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2021	$21	$33	$54
Provision	19	57	76
Payments	(11)	(72)	(83)
Accrued liability as of September 30, 2021	$29	$18	$47

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
•Immediate recognition of net actuarial gains (losses) related to the Company's pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period. The Company immediately recognizes actuarial gains and (losses) related to pension and other postretirement benefit obligations and gains and losses from plan adjustments and curtailments. These amounts do not reflect normal, cash-settled expenses and are not indicative of current Operating expense fundamentals; and
•Other items not indicative of normal operations or performance of the Company's segments or related to events such as capital or organizational restructurings undertaken to achieve long-term economic benefits, including certain costs related to debt and equity offerings, acquisition / merger integration expenses, severance and other expenses associated with such activities, and expenses attributable to vacant real estate. These items vary widely in timing, scope and frequency between periods as well as between companies to which the Company is compared. Accordingly, the Company adjusts for these items as management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of the Company's segments.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from continuing operations before income taxes	$411	$(145)	$2,477	$(143)
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	(1)	29	66	63
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(3)	16	2	(36)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(173)	(342)	798	(387)
Income (loss) attributable to noncontrolling interest	214	106	661	33
Income (loss) related to early extinguishment of debt	—	—	(10)	—
Dividend payments made to preferred shareholders	14	14	32	32
Other adjustments	(28)	(8)	(86)	(39)
Total adjustments to income (loss) from continuing operations	$22	$(185)	$1,463	$(333)

Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$319	$25	$869	$185
Investment Management	63	47	180	106
Health Solutions	71	56	171	154
Corporate	(65)	(88)	(207)	(254)
Total	$388	$40	$1,014	$190

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

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$2,009	$2,071	$2,555	$5,425

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	(5)	27	(44)	60
Gains (losses) on change in fair value of derivatives related to guaranteed benefits	(3)	16	2	(36)
Revenues related to businesses exited or to be exited through reinsurance or divestment	57	399	(3,356)	1,075
Revenues attributable to noncontrolling interest	228	116	697	59
Other adjustments	44	80	358	212
Total adjustments to revenues	320	638	$(2,343)	$1,370

Adjusted operating revenues by segment:
Wealth Solutions	857	718	$2,446	$1,954
Investment Management	200	173	582	467
Health Solutions	606	541	1,796	1,615
Corporate	25	2	73	20
Total	$1,689	$1,434	$4,898	$4,056

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Management intersegment revenues	$23	$28	$68	$81

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	September 30, 2021	December 31, 2020
Wealth Solutions	$134,485	$129,801
Investment Management	1,048	1,027
Health Solutions	3,039	2,917
Corporate	26,526	23,535
Total assets, before consolidation(1)	165,098	157,280
Consolidation of investment entities	3,319	2,535
Total assets, excluding assets held for sale	168,417	159,815
Assets held for sale	—	20,703
Total assets	$168,417	$180,518
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

The following discussion and analysis presents a review of our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 and financial condition as of September 30, 2021 and December 31, 2020. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report on Form 10-K").

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

On June 9, 2021, we completed the sale of the independent financial planning channel of Voya Financial Advisors (“VFA”) to Cetera Financial Group, Inc. (“Cetera”), one of the nation's largest networks of independently managed broker-dealers. In connection with this transaction, we transferred more than 800 independent financial professionals serving retail customers with approximately $38 billion in assets under advisement to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our Wealth Solutions business. In addition, the sale resulted in a gain of $275 million, before income taxes, which was recorded in Other revenue in the accompanying Condensed Consolidated Statements of Operations and was excluded from Adjusted operating earnings for the nine months ended September 30, 2021. The net gain decreased $4 million in the third quarter as a result of the completion of negotiations related to the sales price true-up process consistent with the deal terms.

During the third quarter of 2021, we conducted our annual review of the assumptions and made changes which impacted our segments' results of operations. See DAC/VOBA and Other Intangibles Unlocking and the Critical Accounting Judgements and Estimates Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

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

The purchase price we received at the closing was based on estimated amounts and was subject to a post-close true-up mechanism pursuant to which the purchase price was adjusted based on SLD’s adjusted book value as of the closing date. In addition to cash consideration, proceeds included an approximately $225 million interest in RLGH and certain other affiliates of Resolution Life US, and $123 million principal amount in surplus notes issued by SLD. In connection with the closing, $100 million was deferred in cash proceeds for a period of up to 42 months, subject to an adjustment mechanism based on certain financial contingencies affecting SLD over that period. In addition, in connection with the unwind of certain guarantee obligations affecting portions of SLD’s business, in lieu of $60 million of cash proceeds, we received approximately $60 million in additional preferred equity interests in Resolution Life US affiliates. During the third quarter of 2021, we completed the post-close true-up process with Resolution Life US which resulted in an immaterial increase to loss on sale of $1 million that was recorded in the Condensed Consolidated Statements of Operations for the third quarter of 2021. Additionally, We received $100 million from Resolution Life US which was deferred at the time of close as mentioned above.

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

As of December 31, 2020, we recorded an estimated loss on sale, net of tax of $1,466 million to write down the carrying value of the businesses held for sale to estimated fair value, which was based on the estimated sales price of the Individual Life Transaction (as defined above) as of December 31, 2020, less cost to sell and other adjustments in accordance with the Resolution MTA. Income (loss) from discontinued operations, net of tax, for the nine months ended September 30, 2021, includes an estimated reduction to the loss on sale of $7 million, net of tax. The estimated loss on sale, net of tax as of September 30, 2021, of $1,459 million, represents the excess of the estimated carrying value of the businesses sold over the estimated purchase price, which approximates fair value, less cost to sell. As a result of the close of the Individual Life Transaction, the net aggregate reduction in Total shareholders' equity, excluding Accumulated other comprehensive income (“AOCI”), was $0.6 billion. The net aggregate reduction in Total shareholders’ equity, including AOCI, was $2.3 billion. This includes the impact of the cumulative estimated loss on sale as well as the reversal of the AOCI related to the entities sold.

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

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction (closed on January 4, 2021) for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Revenues:
Net investment income	$—	$485
Fee income	—	596
Premiums	—	21
Total net realized capital gains (losses)	—	20
Other revenue	—	(13)
Total revenues	—	1,109
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders (1)	—	947
Operating expenses	—	107
Net amortization of Deferred policy acquisition costs and Value of business acquired(2)	—	215
Interest expense	—	5
Total benefits and expenses	—	1,274
Income (loss) from discontinued operations before income taxes	—	(165)
Income tax expense (benefit)	—	(35)
Adjustment to loss on sale, net of tax	7	(233)
Income (loss) from discontinued operations, net of tax	$7	$(363)

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

Effect on Voya Financial - Financial Condition, Capital and Liquidity

Because both public health and economic circumstances are changing so rapidly at present, it is impossible to predict how COVID-19 will affect Voya Financial’s future financial condition. Absent a further significant and prolonged market shock, however, we do not anticipate a material effect on our balance sheet, statutory capital, or liquidity. Our capital levels remain strong and significantly above our targets. As of September 30, 2021, our estimated combined RBC ratio was 550%, above our 400% target.

Although we paused our repurchase program later in the first quarter of 2020 as a prudent measure in light of current market uncertainties, we restarted this program in the last quarter of 2020 and since then have completed repurchases of approximately $953 million of our common shares as of September 30, 2021. In January and October 2021, we increased our common shareholder dividend by 10% and 21%, respectively. We do not anticipate any reduction in our dividend and continue to monitor the dividends-paying capacity of our insurance subsidiaries. We have distributed $910 million from our insurance subsidiaries in the first nine months of 2021.

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

Wealth Solutions

In Wealth Solutions, we initially experienced pressure on earnings driven by equity market volatility as well as lower interest rates, with effects weighted more heavily towards our full-service corporate markets business and less on recordkeeping business. While equity market improvements over the last year have resulted in higher AUM levels and positive favorable results in fee-based income, we estimate that lower interest rates will continue to contribute to a lower spread-based income. Longer-term effects will depend significantly on equity market performance and prevailing interest rate levels, as well as unemployment levels. We believe that expense reductions and other management actions would be available to offset a portion of any impact.

Investment Management

In Investment Management, the overall market improvement over the last year contributed to AUM levels and higher fee-based margin. In addition, Investment capital has been revaluated higher over the last year, however if the economy declines due to COVID-19 and emerging variants, investment capital results could materially decline. We had seen an elevated level of outflows associated with our retail business at the outset of the pandemic that has since subsided. The pandemic has made generating new business leads more challenging, resulting in a reduction in sales meetings and activities that could result in a lower level of sales activity during the year. If the pandemic persists and the economy fails to grow or declines from current levels, asset values could be negatively impacted resulting in lower management fee revenue and/or investment capital returns.

Health Solutions

In Health Solutions, the reduction in premium revenues due to COVID-19 has not been material. The effects from COVID-19 have been seen primarily in increased mortality claims on group life policies. We do not expect a significant increase in medical stop loss claims, since we believe most COVID-19 related claims are likely to fall below applicable deductibles; our experience to date has been consistent with this expectation.

We expect mortality claims in group life to be elevated in 2021 due to COVID-19 related deaths, with the magnitude of such claims dependent on mortality rates from the disease. We currently estimate that, for every 10,000 incremental deaths in the United States due to COVID-19, we would see approximately $1 to $2 million of additional claims. Experience to date is consistent with this expectation, though the rate has exceeded the range over the last two quarters.

Interest Rate Environment

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•Our general account investment portfolio, which was approximately $46.0 billion as of September 30, 2021, consists predominantly of fixed income investments. In the near term, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2021 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.
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

Stranded Costs

As a result of the Individual Life Transaction, the historical revenues and certain expenses of the divested businesses have been classified as discontinued operations. Historical revenues and certain expenses of the businesses that have been divested via reinsurance at closing of the Individual Life Transaction (including an insignificant amount of Individual Life and non-Wealth Solutions annuities that are not part of the transaction) are reported within continuing operations, but are excluded from adjusted operating earnings as businesses exited or to be exited through reinsurance or divestment. Expenses classified within discontinued operations and businesses exited or to be exited through reinsurance include only direct operating expenses incurred by these businesses and then only to the extent that the nature of such expenses was such that we would cease to incur such expenses upon the close of the Individual Life Transaction. Certain other direct costs of these businesses, including those which relate to activities for which we have or will provide transitional services and for which we have or will be reimbursed under transition services agreements (“TSAs”) are reported within continuing operations along with the associated revenues from the TSAs. Additionally, indirect costs, such as those related to corporate and shared service functions that were previously allocated to the businesses sold or divested via reinsurance, are reported within continuing operations. These costs ("Stranded Costs") and the associated revenues from the TSAs are reported within continuing operations in Corporate, since we do not believe they are representative of the future run-rate of revenues and expenses of the continuing operations of our business segments. We plan to address the Stranded Costs related to the Individual Life Transaction through a cost reduction strategy. Refer to Restructuring in the section below for more information on this program.

Restructuring

Organizational Restructuring

Pursuant to the Company executing the Resolution MTA and the Individual Life Transaction, the Company sold five of its legal subsidiaries, SLD, SLDI, Roaring River II ("RRII"), Midwestern United Life Insurance Company ("MUL") and Voya American Equities, Inc. ("VAE") to Resolution Life US, which is an insurance holding company newly formed by Resolution Life Group Holdings, L.P. (“RLGH”), a Bermuda-based limited partnership. The Company also executed an agreement with Cetera on June 9, 2021, where Cetera acquired the independent financial planning channel of VFA. Additionally, the Company transferred or ceased usage of a substantial number of administrative systems and is undertaking restructuring efforts to reduce stranded expenses associated with its Individual Life business and independent financial planning channel as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly and indirectly related to these dispositions beyond the third quarter of 2021, of $50 - $100 in addition to the $78 incurred during 2020 and $76 incurred for the nine months ended September 30, 2021.

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

Environmental, Social and Governance (“ESG”)

We have a multi-faceted ESG strategy which encompasses corporate issuance and governance, product and solution development, and ESG advocacy. We report periodically on our ESG activities in accordance with Global Reporting Initiative (GRI) Standards.

Environmental
We work to minimize our environmental impact while engaging our various stakeholders on climate-related topics. In particular, through the reduction of waste consumption and GHG emissions, the reduction of energy use, and the purchase of renewable energy certificates and offsets to compensate for energy consumption.

Social
We focus on workplace diversity, talent development and retention, including through fostering a safe and supportive workplace. We have prioritized increasing our diverse representation across all employee levels, as well as continuing to sustain the gender and racial parity of our workforce.

Governance
Our Board of directors consists of our Chairman and CEO, together with 8 independent directors, including a lead independent director, each of whom is elected annually. Our Board also represents a diverse array of tenures, experiences and backgrounds, including gender parity.

Our management team aligns its priorities with the long-term interests of our shareholders through a requirement to own meaningful amounts of VOYA stock.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2021	2020	Change	2021	2020	Change
Revenues:
Net investment income	$731	$800	$(69)	$2,101	$2,084	$17
Fee income	487	507	(20)	1,381	1,476	(95)
Premiums	573	604	(31)	(3,898)	1,819	(5,717)
Net realized capital gains (losses)	(103)	(70)	(33)	1,602	(304)	1,906
Other revenue	46	90	(44)	530	263	267
Income (loss) related to consolidated investment entities	275	140	135	839	87	752
Total revenues	2,009	2,071	(62)	2,555	5,425	(2,870)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	714	1,299	(585)	(2,790)	3,178	(5,968)
Operating expenses	642	630	12	1,950	1,913	37
Net amortization of Deferred policy acquisition costs and Value of business acquired (1)	190	241	(51)	755	336	419
Interest expense	39	40	(1)	127	120	7
Operating expenses related to consolidated investment entities	13	6	7	36	21	15
Total benefits and expenses	1,598	2,216	(618)	78	5,568	(5,490)
Income (loss) from continuing operations before income taxes	411	(145)	556	2,477	(143)	2,620
Income tax expense (benefit)	40	(72)	112	104	(72)	176
Income (loss) from continuing operations	371	(73)	444	2,373	(71)	2,444
Income (loss) from discontinued operations, net of tax	(1)	(140)	139	7	(363)	370
Net Income (loss)	370	(213)	583	2,380	(434)	2,814
Less: Net income (loss) attributable to noncontrolling interest	214	106	108	661	33	628
Less: Preferred stock dividends	14	14	—	32	32	—
Net income (loss) available to our common shareholders	$142	$(333)	$475	$1,687	$(499)	$2,186
(1) Refer to DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further detail.

The following table presents AUM and AUA as of the dates indicated:

	As of September 30,
($ in millions)	2021	2020
AUM and AUA:
Wealth Solutions(1)	$524,466	$482,546
Investment Management(1)	313,399	291,441
Health Solutions	1,941	1,879
Eliminations/Other	(122,282)	(118,388)
Total AUM and AUA(1)(2)	$717,524	$657,478

AUM	387,044	345,601
AUA(1)	330,480	311,877
Total AUM and AUA(1)(2)	$717,524	$657,478
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

Consolidated - Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Total Revenues

Total revenues decreased $62 million from $2,071 million to $2,009 million. The following items contributed to the overall decrease.

Net investment income decreased $69 million from $800 million to $731 million primarily due to:

•transfer of assets to a comfort trust pursuant to the reinsurance agreements entered into concurrent with the closing of the Individual Life Transaction.

The decrease was partially offset by:

•higher alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance.

Fee income decreased $20 million from $507 million to $487 million primarily due to:

•lower fee income compared to the prior period due to the close of the Individual Life Transaction in both businesses exited and Investment Management.

The decrease was partially offset by:

•an increase in average separate account, institutional/mutual fund and external client AUM in Wealth Solutions and Investment Management driven by market performance and positive net flows.

Premiums decreased $31 million from $604 million to $573 million primarily due to:

•lower premiums compared to the prior period due to the close of the Individual Life Transaction.

The decrease was partially offset by:

•higher premiums driven by growth in the Stop Loss and Voluntary blocks of business in Health Solutions.

Net realized capital losses increased $33 million from $70 million to $103 million primarily due to:

•an unfavorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements;
•higher impairments primarily related to CECL in the current period;
•losses from market value changes associated with a reinsured business, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders.

The increase was partially offset by:

•lower unfavorable mark-to-market adjustments on securities subject to fair value option accounting in the current period compared to the prior period.

Other revenue decreased $44 million from $90 million to $46 million primarily due to:

•lower revenues driven by the sale of the independent financial planning channel of VFA; and

The decrease was partially offset by:

•revenue from transition services agreements resulting from the close of the Individual Life Transaction.

Income (loss) related to consolidated investment entities increased $135 million from $140 million to $275 million primarily due to:

•increase in investments in limited partnerships;
•equity market impacts to limited partnership valuations; and
•new funds launched during the current period.

Total Benefits and Expenses

Total benefits and expenses decreased $618 million from $2,216 million to $1,598 million. The following items contributed to the overall decrease.

Interest credited and other benefits to contract owners/policyholders decreased $585 million from $1,299 million to $714 million primarily due to:

•loss recognition and annual assumptions update unlocking during the prior year related to our businesses ceded at the close of the Individual Life Transaction;
•lower benefits compared to the prior year due to the close of the Individual Life Transaction; and
•market value impacts and changes in the reinsurance deposit asset associated with a reinsured business, which are fully offset by a corresponding amount in Net realized capital gains (losses).

The decrease was partially offset by:

•higher claims in Group Life, primarily related to COVID-19, and growth in Stop Loss and Voluntary blocks of business, partially offset by a lower Voluntary loss ratio and other reserve adjustments in Health Solutions.

Operating expenses increased $12 million from $630 million to $642 million primarily due to:

•an increase in growth-based expenses in Wealth Solutions and Health Solutions;
•higher incentive compensation in Corporate due to strong performance in the current period;
•a litigation reserve during the current period and a favorable adjustment to litigation reserves in the prior period in Wealth Solutions;
•higher restructuring charges in the current period; and
•higher compensation related expenses in our Investment Management segment primarily associated with higher earnings in the current period.

The increase was partially offset by:

•lower expenses driven by close of the Individual Life Transaction and the sale of the independent financial planning channel of VFA;
•lower stranded costs in the current period related to the Individual Life Transaction due to increased benefits from cost savings;
•lower amortization of intangible assets in Corporate related to a prior acquisition that became fully amortized during the third quarter of 2020; and
•a favorable change in quarterly pension costs.

Net amortization of DAC/VOBA decreased $51 million from $241 million to $190 million primarily due to:

•a favorable change in Wealth Solutions unlocking primarily driven by unfavorable annual assumption update impacts in the prior period compared to favorable impacts in the current period.

The decrease was partially offset by:

•unfavorable annual assumption updates resulting in a write-down of DAC and VOBA, partially offset by unfavorable assumption updates in the prior period related to our businesses ceded to SLD at the close of the Individual Life Transaction; and
•higher amortization on higher gross profits in Wealth Solutions.

Income Tax Expense/(Benefit)

Income tax expense/(benefit) changed $112 million from a benefit of $72 million to an expense of $40 million primarily due to:

•an increase in income before income taxes; and
•a decrease in the dividends received deduction ("DRD").

The change was partially offset by:

•an increase in noncontrolling interest.

Loss from Discontinued Operations, net of Tax

Loss from discontinued operations, net of tax decreased $139 million from $140 million to $1 million primarily due to:

•net losses from discontinued operations, net of tax in the prior period which ceased at the close of the Individual Life Transaction.

The decrease was partially offset by:

•a favorable adjustment to the Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the prior period.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

Net investment gains (losses) and related charges and adjustments changed $30 million from gains of $29 million to losses of $1 million primarily due to:
•unfavorable mark-to-market adjustments on securities subject to fair value option accounting; and
•higher impairments primarily related to CECL in the current period.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $19 million from a gain of $16 million to a loss of $3 million primarily due to:

•unfavorable changes in derivative valuations due to interest rate movements.

Loss related to businesses exited or to be exited through reinsurance or divestment decreased $169 million from $342 million to $173 million primarily due to:

•prior period net losses, including loss recognition and unfavorable unlocking driven by annual assumption updates partially offset by favorable alternative investment performance, related to the Individual Life and the Non-Wealth Solution Annuities businesses in RLI, VRIAC, and RLNY that were ceded to SLD at the close of the Individual Life Transaction.

The decrease was partially offset by:

•a write-down of DAC and VOBA related to our businesses ceded to SLD at the close of the Individual Life Transaction primarily driven by the annual assumption updates;
•amortization of intangibles related to the businesses ceded to SLD at the close of the Individual Life Transaction; and
•an unfavorable adjustment to the net gain related to the sale of the independent financial planning channel of VFA.

Other adjustments to operating earnings increased $20 million from a loss of $8 million to a loss of $28 million primarily due to:
•higher costs recorded in the current period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Consolidated - Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net Income (Loss)

Total revenues decreased $2,870 million from $5,425 million to $2,555 million. The following items contributed to the overall decrease.

Net investment income increased $17 million from $2,084 million to $2,101 million primarily due to:

•higher alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance.

The increase was partially offset by:

•transfer of assets to a comfort trust pursuant to the reinsurance agreements entered into concurrent with the closing of the Individual Life Transaction.
Fee income decreased $95 million from $1,476 million to $1,381 million primarily due to:

•lower fee income compared to the prior period due to the close of the Individual Life Transaction in both businesses exited and Investment Management.

The decrease was partially offset by:

•an increase in average separate account, institutional/mutual fund and external client AUM in Wealth Solutions and Investment Management driven by market performance and positive net flows.

Premiums decreased $5,717 million from $1,819 million to $(3,898) million primarily due to:

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

Net realized capital gains (losses) changed $1,906 million from a loss of $304 million to a gain of $1,602 million primarily due to:

•realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction;
•a realized gain driven by the sale of our stake in a limited partnership interest;
•a favorable change in the allowance for losses on commercial mortgage loans; and
•a favorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements.

The change was partially offset by:

•unfavorable mark-to-market adjustments on securities subject to fair value option accounting primarily driven by a general market re-pricing of prepayment risk; and
•losses from market value changes associated with a reinsured business, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders.

Other revenue increased $267 million from $263 million to $530 million primarily due to:

•a net gain related to the sale of the independent financial planning channel of VFA; and
•revenue from transition services agreements resulting from the close of the Individual Life Transaction.

The increase was partially offset by:

•lower revenues driven by the sale of the independent financial planning channel of VFA.

Income (loss) related to consolidated investment entities increased $752 million from $87 million to $839 million primarily due to:

•increase in investments in limited partnerships;
•equity market impacts to limited partnership valuations; and
•new funds launched during the current period.
Total benefits and expenses decreased $5,490 million from $5,568 million to $78 million. The following items contributed to the overall decrease.

Interest credited and other benefits to contract owners/policyholders decreased $5,968 million from $3,178 million to $(2,790) million primarily due to:

•the close of the Individual Life Transaction, at which point RLI, VRIAC, and RLNY ceded substantially all of their Individual Life and Non-Wealth Solutions Annuities businesses to SLD, which are fully offset by a corresponding amount in Premiums;
•loss recognition and annual assumptions update unlocking during the prior year related to our businesses reinsured at the close of the Individual Life Transaction; and
•market value impacts and changes in the reinsurance deposit asset associated with a reinsured business, which are fully offset by a corresponding amount in Net realized capital gains (losses).

    The decrease was partially offset by:

•amortization and loss recognition driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction;
•higher claims in Group Life, primarily related to COVID-19, and growth in Stop Loss and Voluntary blocks of business, partially offset by lower Voluntary loss ratios and other reserve adjustments in Health Solutions;
•an increase in the allowance for losses on reinsurance recoverables; and
•actual versus expected mortality in the current period for the businesses ceded to SLD related to claims prior to the close of the Individual Life Transaction.

Operating expenses increased $37 million from $1,913 million to $1,950 million primarily due to:

•an increase in growth-based expenses in Wealth Solutions and Health Solutions;
•higher incentive compensation in Corporate due to strong performance in the current period;
•higher compensation related expenses in our Investment Management segment primarily associated with higher earnings in the current period;
•higher restructuring charges in the current period; and
•higher litigation reserves during the current period compared to the prior period in Wealth Solutions.

    The increase was partially offset by:

•a ceding commission paid as part of the close of the Individual Life Transaction at which point RLI, VRIAC and RLNY ceded substantially all of the Individual Life and Non-Wealth Solution Annuities businesses to SLD;
•lower expenses driven by the close of the Individual Life Transaction and sale of the independent financial planning channel of VFA;
•lower stranded costs in the current period related to the Individual Life Transaction due to increased benefits from cost savings;
•lower amortization of intangible assets in Corporate related to a prior acquisition that became fully amortized during the third quarter of 2020; and
•a favorable change in quarterly pension costs.

Net amortization of DAC/VOBA increased $419 million from $336 million to $755 million primarily due to:

•amortization and loss recognition driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the close of the Individual Life Transaction;
•unfavorable annual assumption updates resulting in a write-down of DAC and VOBA, partially offset by unfavorable assumption updates in the prior period related to our businesses ceded to SLD at the close of the Individual Life Transaction; and
•higher amortization on higher gross profits in Wealth Solutions.

    The increase was partially offset by:

•favorable Wealth Solutions annual assumption update unlocking in the current period compared to unfavorable unlocking in the prior year; and
•a favorable change in unlocking in Wealth Solutions primarily driven by separate account market performance in the current period.

Income Tax Expense/(Benefit)

Income tax expense/(benefit) changed $176 million from a benefit of $(72) million to an expense of $104 million primarily due to:

•an increase in income before income taxes.

    The change was partially offset by:

•the release of a stranded tax benefit in Other Comprehensive Income; and
•an increase in noncontrolling interest.

Income (Loss) from Discontinued Operations, net of Tax

Income (loss) from discontinued operations, net of tax changed $370 million from a loss of $363 million to a gain of $7 million primarily due to:

•unfavorable adjustments to the Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the prior period; and
•net losses from discontinued operations, net of tax in the prior period which ceased at the close of the Individual Life Transaction.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

Net investment gains and related charges and adjustments increased $3 million from $63 million to $66 million primarily due to:

•a realized gain driven by the sale of our stake in a limited partnership interest; and
•a favorable change in the allowance for losses on commercial mortgage loans.

    The increase was partially offset by:

•unfavorable mark-to-market adjustments on securities subject to fair value option accounting primarily driven by a general market re-pricing of prepayment risk.

Net guaranteed benefit hedging gains and related charges and adjustments changed $38 million from a loss of $36 million to a gain of $2 million primarily due to:

•favorable changes in derivative valuations due to interest rate movements.

Income (loss) related to businesses exited through reinsurance or divestment changed $1,185 million from a loss of $387 million to a gain of $798 million primarily due to:

•realized gains net of related intangible amortization and loss recognition due to transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction;
•a gain related to the sale of the independent financial planning channel of VFA net of transaction-related costs to sell; and
•net losses, including loss recognition and unfavorable unlocking driven by annual assumption updates and unfavorable alternative investment performance, in the prior period related to the Individual Life and the Non-Wealth Solution Annuities businesses in RLI, VRIAC, and RLNY that were ceded to SLD at the close of the Individual Life Transaction.

    The change was partially offset by:

•a write-down of DAC and VOBA related to our businesses ceded to SLD at the close of the Individual Life Transaction primarily driven by the annual assumption updates;
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

Other adjustments to operating earnings increased $47 million from a loss of $39 million to a loss of $86 million primarily due to:

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

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$571	$473	$1,605	$1,246
Fee income	272	222	786	635
Premiums	—	—	—	8
Other revenue	14	23	56	65
Total adjusted operating revenues	857	718	2,446	1,954
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	227	249	667	724
Operating expenses	288	254	848	806
Net amortization of DAC/VOBA	23	190	63	238
Total operating benefits and expenses	538	693	1,578	1,769
Adjusted operating earnings before income taxes (1)	$319	$25	$869	$185
(1) Three months ended September 30, 2021 includes $10 million favorable unlocking related to annual review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following tables present AUM and AUA for our Wealth Solutions segment as of the dates indicated:

	As of September 30,
($ in millions)	2021	2020
Corporate markets	$95,456	$77,915
Tax-exempt markets	84,929	74,753
Total full service plans	180,385	152,668
Stable value(1) and pension risk transfer	10,327	11,955
Retail wealth management	12,984	11,031
Total AUM(1)	203,696	175,654
AUA(2)	320,770	306,892
Total AUM and AUA(1)(2)	$524,466	$482,546
(1) Where Voya is the Investment Manager. Stable Value assets move from AUM to AUA when Voya no longer serves as Investment Manager but continues to provide a book value guarantee.
(2) Assets Under Advisement, presented in AUA, includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets.

	As of September 30,
($ in millions)	2021	2020
General Account	$33,519	$34,382
Separate Account	91,396	78,388
Mutual Fund/Institutional Funds	78,781	62,884
AUA(1)	320,770	306,892
Total AUM and AUA(1)	$524,466	$482,546
(1) Assets Under Advisement, presented in AUA, includes recordkeeping, stable value investment-only wrap, brokerage and investment advisory assets.

The following table presents a rollforward of AUM for our Wealth Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Balance as of beginning of period	$204,017	$163,796	$189,579	$164,747
Deposits	5,898	8,104	18,035	19,271
Surrenders, benefits and product charges	(5,727)	(4,549)	(17,157)	(14,336)
Net flows	171	3,555	877	4,935
Interest credited and investment performance	(492)	8,303	13,240	5,972
Balance as of end of period	$203,696	$175,654	$203,696	$175,654

Wealth Solutions - Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Adjusted operating earnings before income taxes increased $294 million from $25 million to $319 million primarily due to:

•a favorable change DAC unlocking primarily due to unfavorable assumption updates in the prior year;
•higher alternative asset income;
•higher fee revenue driven by higher average equity markets and positive net flows, partially offset by the impact of the Financial Planning Channel sale; and
•higher investment margin.

The increase was partially offset by:

•a current period legal accrual and a favorable adjustment to a legal accrual in the prior year; and
•higher expenses primarily driven by business growth, partially offset by the impact of the Financial Planning Channel sale.

Wealth Solutions - Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Adjusted operating earnings before income taxes increased $684 million from $185 million to $869 million primarily due to:

•higher alternative asset income;
•a favorable change in DAC unlocking primarily due to equity market performance and unfavorable assumption updates in the prior year;
•higher fee revenue driven by higher average equity markets and positive net flows, partially offset by the impact of the Financial Planning Channel sale; and
•higher investment margin.

The increase was partially offset by:

•higher expenses primarily driven by business growth, partially offset by the impact of the Financial Planning Channel sale;
•higher amortization of DAC driven by higher gross profits; and
•a higher current period legal accrual compared to the prior period.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$28	$16	$84	$(3)
Fee income	167	154	488	459
Other revenue	5	4	10	12
Total adjusted operating revenues	200	173	582	467
Operating benefits and expenses:
Operating expenses	138	126	402	361
Total operating benefits and expenses	138	126	402	361
Adjusted operating earnings before income taxes	$63	$47	$180	$106

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Investment Management intersegment revenues	$23	$28	$68	$81

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of September 30,
($ in millions)	2021	2020
External clients:
Institutional(1)	$138,332	$110,019
Retail(1)	75,352	70,367
Total external clients	213,684	180,385
General account	39,049	57,815
Total AUM(1)	252,733	238,200
AUA(2)	60,666	53,241
Total AUM and AUA(1)(2)	$313,399	$291,441
(1) Includes assets associated with the divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Flows:
Institutional(1)	$(753)	$2,016	$(441)	$11,177
Retail	(341)	9	(784)	(1,188)
Divested businesses	(708)	(605)	(2,213)	(1,827)
Total(1)	$(1,802)	$1,420	$(3,438)	$8,162
(1) Starting Q1 2021, amounts exclude liquidity related cash flow activities. Historical periods presented have been revised to conform with this presentational change.

Investment Management - Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Adjusted operating earnings before income taxes increased $16 million from $47 million to $63 million primarily due to:

•higher fee revenue primarily driven by higher average equity markets, partially offset by a decline in fees earned as a result of the Individual Life Transaction; and
•higher investment capital returns.

The increase was partially offset by:

•higher operating expenses primarily driven by variable compensation due to higher earnings.

Investment Management - Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Adjusted operating earnings before income taxes increased $74 million from $106 million to $180 million primarily due to:

•higher investment capital returns; and
•higher fee revenue primarily driven by higher average equity markets, partially offset by a decline in fees earned as a result of the Individual Life Transaction.

The increase was partially offset by:

•higher operating expenses primarily driven by variable compensation due to higher earnings.

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$46	$33	$124	$80
Fee income	19	15	50	46
Premiums	543	494	1,628	1,494
Other revenue	(2)	(1)	(5)	(5)
Total adjusted operating revenues	606	541	1,796	1,615
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	406	372	1,247	1,119
Operating expenses	122	108	358	327
Net amortization of DAC/VOBA	7	6	20	15
Total operating benefits and expenses	535	485	1,625	1,461
Adjusted operating earnings before income taxes	$71	$56	$171	$154

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Sales by Product Line:
Group life and Disability	$18	$11	$99	$113
Stop loss	24	35	341	293
Total group products	42	46	440	406
Voluntary products	11	8	122	129
Total sales by product line	$53	$54	$561	$535

Total gross premiums and deposits	$611	$554	$1,820	$1,677

Group life and Disability	$771	$702	$771	$702
Stop loss	1,184	1,091	1,184	1,091
Voluntary	561	474	561	474
Total annualized in-force premiums	$2,515	$2,267	$2,515	$2,267

Loss Ratios:
Group life (interest adjusted)	95.6%	81.9%	94.9%	81.3%
Stop loss	77.5%	79.8%	77.1%	77.1%
Total Loss Ratio(1)	71.6%	69.7%	71.6%	69.7%
(1) Total Loss Ratio is presented on a trailing twelve month basis.

Health Solutions - Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Adjusted Operating earnings before income taxes increased $15 million from $56 million to $71 million primarily due to:

•higher premiums driven by growth of the Voluntary blocks and Stop Loss blocks of business; and
•higher alternative asset income.

The increase was partially offset by:

•higher benefits incurred due to growth in business and COVID-19 impacts, partially offset by lower Stop Loss and Voluntary loss ratios; and
•higher distribution expenses and commissions to support business growth.

Health Solutions - Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Adjusted Operating earnings before income taxes increased $17 million from $154 million to $171 million primarily due to:

•higher premiums driven by growth of the Stop Loss and Voluntary blocks of business; and
•higher alternative asset income.

The increase was partially offset by:

•higher benefits incurred due to growth in business and COVID-19 impacts, partially offset by a lower Voluntary loss ratio; and
•higher distribution expenses and commissions to support business growth.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$1	$1	$3	$16
Other revenue	24	1	69	4
Total adjusted operating revenues	25	2	73	20
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	2	—	16
Operating expenses(1)	34	30	123	96
Interest expense(2)	56	57	156	162
Total operating benefits and expenses	90	90	279	274
Adjusted operating earnings before income taxes	$(65)	$(88)	$(207)	$(254)
(1) Includes expenses from corporate activities, and expenses not allocated to our segments. Three months and nine months ended September 30, 2021 and 2020 primarily include stranded costs related to the divested businesses and amortization of intangibles.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Adjusted operating earnings before income taxes improved $23 million from a loss of $88 million to a loss of $65 million primarily due to:

•revenue resulting from transition services agreements associated with the Individual Life Transaction;
•lower stranded costs related to the Individual Life transaction due to increased benefits from cost saving initiatives; and
•lower amortization associated with intangibles that became fully amortized in the third quarter of 2020.

The improvement was partially offset by:

•higher incentive compensation expense in the current period driven by an increase in adjusted operating earnings before taxes.

Corporate - Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Adjusted operating earnings before income taxes improved $47 million from a loss of $254 million to a loss of $207 million primarily due to:

•revenue resulting from transition services agreements associated with the Individual Life Transaction;
•lower stranded costs related to the Individual Life transaction due to increased benefits from cost saving initiatives; and
•lower amortization associated with intangibles that became fully amortized in the third quarter of 2020.

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

While investment income on these assets can be volatile, based on current plans, we expect to earn 9.0% on these assets over the long term.

The following table presents alternative investment income and average assets of alternative investments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Wealth Solutions:
Alternative investment income	$166	$62	$395	$27
Average alternative investment	1,439	852	1,311	877
Investment Management:
Alternative investment income	28	16	84	(3)
Average alternative investment	331	242	303	229
Health Solutions:
Alternative investment income	17	7	39	4
Average alternative investment	145	100	127	98

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

The DAC/VOBA and other intangibles unlocking in the table below includes the net impact of the annual review of the assumptions. During the third quarter of 2021 and 2020, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting in a net favorable impact of $10 million to Adjusted operating earnings before income taxes in 2021 and a net unfavorable impact of $175 million to Adjusted operating earnings before income taxes in 2020. The favorable unlocking in third quarter 2021 was driven principally by changes in our asset return assumptions. The unfavorable unlocking in third quarter 2020 was driven principally by reductions in the long-term interest rates of 175 basis points and long-term equity rate of return of 100 basis points in our Wealth Solutions business.

The following table presents the amount of DAC/VOBA and other intangibles unlocking included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Wealth Solutions	$7	$(172)	$28	$(179)
Total DAC/VOBA and other intangibles unlocking	$7	$(172)	$28	$(179)

We also review the estimated gross profits for each of our blocks of business to determine recoverability of DAC/VOBA and other intangibles each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. For the current quarter, the review did not result in material loss recognition or premium deficiency reserve that impacted Adjusted operating earnings before income taxes. During the quarter ended September 30, 2020, our annual review of the assumptions resulted in establishment of premium deficiency reserve, related to the reductions in long-term interest rates, of $68 million, $10 million of which was reflected in Adjusted operating earnings before income taxes and included in the table above. The remaining $58 million was excluded from Adjusted operating earnings before income taxes and reflected in Income (loss) from businesses exited or to be exited through reinsurance. See Critical Accounting Judgments and Estimates in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

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

Business divestitures have also provided an important source of liquidity in recent periods, including through a significant increase in excess capital levels as a result of the completion of the Individual Life transaction in January 2021. We estimate that our excess capital (which we define as the amount of capital and surplus in our insurance subsidiaries above our 400% RBC target, plus the amount of holding company liquidity above our $200 million target) as of September 30, 2021, was approximately $1.9 billion. During the third quarter of 2021, the Company and Resolution Life US completed the post-close true-up process which resulted in an immaterial increase to loss on sale of $1 million that was recorded in the Condensed Consolidated Statements of Operations for the third quarter of 2021. Additionally, the Company received the $100 million of cash proceeds from Resolution Life US in the third quarter of 2021 which was deferred at the time of closing.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Nine Months Ended September 30,
($ in millions)	2021	2020
Beginning cash and cash equivalents balance	$229	$212
Sources:
Proceeds from loans from subsidiaries, net of repayments	42	362
Dividends and returns of capital from subsidiaries	1,559	294
Proceeds from Resolution sale	672	—
Collateral received, net	—	4
Refund of income taxes, net	—	112
Sale of interest in wholly owned subsidiary	80	—
Collateral received, net	5	—
Asset maturities and investment income, net	190	—
Other, net	—	6
Total sources	2,548	778
Uses:
Repurchase of Senior Notes	76	—
Premium paid and other fees related to debt extinguishment	9	—
Payment of interest expense	90	93
Capital provided to subsidiaries	49	7
Repayments of loans from subsidiaries, net of repayments	653	—
New issuances of loans to subsidiaries, net of repayments	—	54
Amounts paid to subsidiaries under tax sharing agreements, net	140	142
Common stock acquired - Share repurchase	803	366
Share-based compensation	42	15
Dividends paid on preferred stock	32	32
Dividends paid on common stock	59	58
Other, net	27	—
Total uses	1,980	767
Net increase in cash and cash equivalents	568	11
Ending cash and cash equivalents balance	$797	$223

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the nine months ended September 30, 2021. As of September 30, 2021, we were authorized to repurchase shares up to an aggregate purchase price of $332 million.

On October 28, 2021, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500 million. On January 28, 2021, the Board of Directors provided share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $1 billion. The additional share repurchase authorization expires on December 31, 2022 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

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

On June 30, 2021, we entered into a share repurchase agreement with a third-party financial institution to repurchase $400 million of the Company's common stock. Pursuant to the agreement, we received initial delivery of 5,203,252 shares based on the closing market price of the Company's stock on June 30, 2021 of $61.50. This arrangement closed on September 16, 2021 and an additional 1,081,552 shares were delivered based on the daily volume-weighted average of the Company's common stock.

Subsequent to September 30, 2021, we repurchased 1,835,531 shares through a 10b5-1 plan for an aggregate purchase price of $124 million.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Nine Months Ended September 30,
($ in millions)	2021	2020
Dividends paid on common shares	$59	$58
Repurchases of common shares (at cost)	833	406
Total	$892	$464

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

Non-controlling interest in limited partnerships, a component of Shareholders' Equity on our Condensed Consolidated Balance Sheets, increased as a result of favorable market appreciation in limited partnership investments, net of contributions and distributions. See the Consolidated and Nonconsolidated Investment Entities Note to our Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details over changes in non-controlling interest during the year and impacting capitalization.

As of September 30, 2021, we had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt.

The following table summarizes our borrowing activities for the nine months ended September 30, 2021:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Debt securities	$3,041	$—	$(76)	$2	$2,967
Windsor property loan	4	—	—	—	4
Subtotal	3,045	—	(76)	2	2,971
Less: Current portion of long-term debt	1	—	—	—	1
Total long-term debt	$3,044	$—	$(76)	$2	$2,970

See the Financing Agreements and Shareholders’ Equity Notes to our Consolidated Financial Statements in Part I, Item 1. of this Form 10-Q for additional details over changes in debt and equity during the year and impacting capitalization.

On October 29, 2021, we delivered to the holders of our 3.125% Senior Notes due 2024 (the “2024 Notes”) a notice of redemption, notifying those noteholders that we have elected to redeem all of the outstanding $377 aggregate principal amount of the 2024 Notes. We expect to incur a loss on debt extinguishment of approximately $25 million in the fourth quarter of 2021, which will be recorded in Interest Expense in the Consolidated Statements of Operations.

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

The following table summarizes our credit facilities as of September 30, 2021:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	11/01/2024	$500	$—	$500
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc.	Other	Unsecured	Committed	04/07/2025	200	163	37
Total					$710	$164	$537

As a result of the sale of SLD and SLDI to Resolution, many of the Company’s credit facilities transferred to Resolution while others were terminated. Total fees associated with the remaining credit facilities were immaterial for the nine months ended September 30, 2021 and 2020.

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

We did not recognize any asset or liability as of September 30, 2021 in relation to intercompany indemnifications, guarantees or support agreements. As of September 30, 2021, no guarantees existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of September 30, 2021, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.5 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of September 30, 2021, Voya Financial, Inc. had no outstanding borrowings from subsidiaries and had loaned $146 million to its subsidiaries.

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
(3) Moody’s financial strength ratings for insurance companies range from "Aaa (exceptional)" to "C (lowest)." Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Long-term credit ratings range from "Aaa (highest)" to "C (default)."
(4) S&P's financial strength ratings for insurance companies range from "AAA (extremely strong)" to "D (default)." Long-term credit ratings range from "AAA (extremely strong)" to "D (default)."
(5) Effective April 11, 2019, A.M. Best withdrew, at the Company’s request, its financial strength ratings with respect to Voya Financial, Inc. and Voya Retirement Insurance and Annuity Company.

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium or long-term trend in credit fundamentals, which if continued, may lead to a rating change. In May of 2021, Moody’s changed its outlook for the U.S. life insurance sector to stable from negative. In May of 2021, Fitch revised its rating outlook for the U.S. life insurance sector to stable from negative. Also in March 2020, A.M. Best revised its outlook on the U.S. life insurance sector to negative from stable.

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

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC/VOBA and other intangibles balances, amortization rates, reserve levels and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC/VOBA and other intangibles, reserves and the related results of operations. During the third quarter of 2021 and 2020, we conducted our annual review of assumptions, including projection model inputs and made a number of changes to our assumptions which impacted the results of our segments included in our Net income (loss) and discussed below.

For the third quarter of 2021, the impact of annual assumption changes on Adjusted operating earnings before income taxes was $10 million favorable DAC/VOBA unlocking associated with our continuing operations. This was fully offset by $15 million unfavorable DAC/VOBA unlocking associated with our divested businesses and excluded from Adjusted operating earnings before income taxes for the current period. The favorable DAC/VOBA unlocking in our continuing operations for the current period was primarily driven by changes in asset return assumptions. DAC/VOBA unlocking is reflected in Net amortization of DAC/VOBA in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.

During the third quarter of 2021, and as a result of the annual review of assumptions, we recorded loss recognition of $136 million for DAC/VOBA and established premium deficiency reserves of $225 million, both of which were related to our divested businesses and excluded from Adjusted operating earnings for the current period. Loss recognition related to DAC/VOBA and premium deficiency reserves were recorded in Net amortization of DAC/VOBA and Interest credited to contract owner account balances, respectively in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.

During the first quarter of 2021 and as a result of the close of the Individual Life transaction, we reviewed our blocks of business to determine recoverability of DAC, VOBA and other intangibles. This review resulted in the write down of DAC/VOBA and recording loss recognition of $302 million associated with DAC/VOBA and the establishment of premium deficiency reserves of $221 million in our divested businesses. The loss recognition and establishment of premium deficiency reserves were recorded in the Condensed Consolidated Statements of Operations and excluded from Adjusted operating earnings for the nine months ended September 30, 2021.

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

($ in millions)	As of September 30, 2021
Continuing Operations (1)
Decrease in long-term equity rate of return assumption by 100 basis points	$(40)
A change to the long-term interest rate assumption of -50 basis points	(33)
A change to the long-term interest rate assumption of +50 basis points	23
An assumed increase in future mortality by 1%	—

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2021		December 31, 2020
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$34,320	73.9%	$43,569	76.6%
Fixed maturities, at fair value option	2,528	5.4%	3,011	5.3%
Fixed maturities, trading, at fair value	5	—%	—	—%
Equity securities, at fair value	288	0.6%	242	0.4%
Short-term investments(1)	102	0.2%	111	0.2%
Mortgage loans on real estate	5,579	12.0%	6,741	11.9%
Policy loans	402	0.9%	718	1.3%
Limited partnerships/corporations	1,671	3.6%	1,476	2.5%
Derivatives	139	0.3%	215	0.4%
Other investments	75	0.3%	319	0.6%
Securities pledged	1,320	2.8%	449	0.8%
Total investments	$46,429	100.0%	$56,851	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	September 30, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$775	2.2%	$1,012	2.7%
U.S. Government agencies and authorities	69	0.2%	81	0.2%
State, municipalities and political subdivisions	962	2.8%	1,075	2.8%
U.S. corporate public securities	10,767	31.0%	12,399	32.5%
U.S. corporate private securities	4,802	13.9%	5,290	13.9%
Foreign corporate public securities and foreign governments(1)	3,395	9.8%	3,785	9.9%
Foreign corporate private securities(1)	3,383	9.8%	3,643	9.5%
Residential mortgage-backed securities	4,488	12.9%	4,642	12.2%
Commercial mortgage-backed securities	3,901	11.3%	4,092	10.7%
Other asset-backed securities	2,123	6.1%	2,149	5.6%
Total fixed maturities, including securities pledged	$34,665	100.0%	$38,168	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2020
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,033	2.5%	$1,471	3.1%
U.S. Government agencies and authorities	74	0.2%	102	0.2%
State, municipalities and political subdivisions	1,166	2.9%	1,346	2.9%
U.S. corporate public securities	13,366	32.7%	16,387	34.9%
U.S. corporate private securities	5,653	13.8%	6,446	13.7%
Foreign corporate public securities and foreign governments(1)	4,023	9.8%	4,736	10.0%
Foreign corporate private securities(1)	4,220	10.3%	4,646	9.9%
Residential mortgage-backed securities	5,370	13.1%	5,626	12.0%
Commercial mortgage-backed securities	3,882	9.5%	4,131	8.8%
Other asset-backed securities	2,110	5.2%	2,138	4.5%
Total fixed maturities, including securities pledged	$40,897	100.0%	$47,029	100.0%
(1)Primarily U.S. dollar denominated.

As of September 30, 2021, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,012	$—	$—	$—	$—	$—	$1,012
U.S. Government agencies and authorities	81	—	—	—	—	—	81
State, municipalities and political subdivisions	961	111	3	—	—	—	1,075
U.S. corporate public securities	4,322	7,486	506	66	19	—	12,399
U.S. corporate private securities	1,732	3,142	308	104	4	—	5,290
Foreign corporate public securities and foreign governments(1)	1,198	2,388	175	24	—	—	3,785
Foreign corporate private securities(1)	273	2,975	211	106	—	78	3,643
Residential mortgage-backed securities	4,265	295	43	—	18	21	4,642
Commercial mortgage-backed securities	3,530	464	88	10	—	—	4,092
Other asset-backed securities	1,810	273	11	13	32	10	2,149
Total fixed maturities	$19,184	$17,134	$1,345	$323	$73	$109	$38,168
% of Fair Value	50.3%	44.9%	3.5%	0.8%	0.2%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,471	$—	$—	$—	$—	$—	$1,471
U.S. Government agencies and authorities	102	—	—	—	—	—	102
State, municipalities and political subdivisions	1,214	128	4	—	—	—	1,346
U.S. corporate public securities	6,275	9,258	757	84	13	—	16,387
U.S. corporate private securities	2,296	3,627	390	119	14	—	6,446
Foreign corporate public securities and foreign governments(1)	1,707	2,759	235	35	—	—	4,736
Foreign corporate private securities(1)	418	3,863	145	220	—	—	4,646
Residential mortgage-backed securities	5,265	236	78	1	22	24	5,626
Commercial mortgage-backed securities	3,712	346	63	10	—	—	4,131
Other asset-backed securities	1,843	227	12	13	41	2	2,138
Total fixed maturities	$24,303	$20,444	$1,684	$482	$90	$26	$47,029
% of Fair Value	51.7%	43.4%	3.6%	1.0%	0.2%	0.1%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	September 30, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,012	$—	$—	$—	$—	$1,012
U.S. Government agencies and authorities	70	—	11	—	—	81
State, municipalities and political subdivisions	53	605	298	116	3	1,075
U.S. corporate public securities	69	785	3,973	7,007	565	12,399
U.S. corporate private securities	104	109	1,447	3,317	313	5,290
Foreign corporate public securities and foreign governments(1)	9	252	1,075	2,226	223	3,785
Foreign corporate private securities(1)	—	49	282	3,017	295	3,643
Residential mortgage-backed securities	3,165	282	106	299	790	4,642
Commercial mortgage-backed securities	1,598	445	830	1,096	123	4,092
Other asset-backed securities	353	507	934	267	88	2,149
Total fixed maturities	$6,433	$3,034	$8,956	$17,345	$2,400	$38,168
% of Fair Value	16.9%	7.9%	23.5%	45.4%	6.3%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,471	$—	$—	$—	$—	$1,471
U.S. Government agencies and authorities	95	7	—	—	—	102
State, municipalities and political subdivisions	84	769	354	135	4	1,346
U.S. corporate public securities	168	933	5,928	8,575	783	16,387
U.S. corporate private securities	109	156	2,011	3,685	485	6,446
Foreign corporate public securities and foreign governments(1)	14	386	1,430	2,601	305	4,736
Foreign corporate private securities(1)	—	49	390	3,868	339	4,646
Residential mortgage-backed securities	3,976	340	143	299	868	5,626
Commercial mortgage-backed securities	1,543	484	845	1,098	161	4,131
Other asset-backed securities	414	490	913	223	98	2,138
Total fixed maturities	$7,874	$3,614	$12,014	$20,484	$3,043	$47,029
% of Fair Value	16.7%	7.7%	25.5%	43.6%	6.5%	100.0%
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

Potential Credit Related COVID-19 Exposures

The following table presents our fixed maturities portfolio exposure to sectors that we believe may be particularly affected by the economic consequences of COVID-19:

($ in millions)	September 30, 2021
						NAIC Rating (%)
	Fair Value	Fair Value %	Unrealized Capital Gains/(Losses)	% Public	% Private	1	2	3	4-6
Energy	$2,201	5.7%	$324	74%	26%	20.9%	63.7%	11.4%	4.0%
Midstream	969	2.5%	147	69%	31%	6.2%	86.8%	5.4%	1.6%
Independent Energy	421	1.1%	61	77%	23%	29.7%	21.0%	32.3%	17.0%
Integrated Energy	459	1.2%	61	78%	22%	52.8%	38.0%	9.2%	0.1%
Refining	170	0.4%	36	88%	12%	—%	92.8%	7.1%	0.1%
Oil Field Services	182	0.5%	19	64%	36%	17.7%	77.7%	4.0%	0.6%
Metals	572	1.5%	102	66%	34%	11.0%	84.8%	4.1%	0.1%
Airlines/Aircraft Leasing	311	0.8%	19	51%	49%	21.9%	40.3%	12.6%	25.2%
Restaurants	296	0.8%	18	89%	11%	1.1%	93.2%	0.1%	5.6%
Airports	154	0.4%	14	43%	57%	21.2%	34.3%	44.4%	0.1%
Lodging	206	0.5%	2	94%	6%	83.6%	9.1%	7.2%	0.1%
Automotive	306	0.8%	29	52%	48%	22.8%	62.2%	13.9%	1.1%
Retailers	875	2.3%	105	91%	9%	41.6%	56.2%	1.5%	0.7%
COVID-19 Subtotal	4,921	12.8%	613	74%	26%	28.4%	60.3%	7.5%	3.8%
Remaining Portfolio	33,247	87.2%	2,909	77%	23%	54.0%	42.4%	2.7%	0.9%
Grand Total	$38,168	100.0%	$3,522	77%	23%	50.1%	45.0%	3.5%	1.4%

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

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $6 million from $139 million to $133 million for the nine months ended September 30, 2021. The modest decrease in unrealized losses was driven by tightening credit spreads. See section "Overview - Trends and Uncertainties" in this Management’s Discussion and Analysis.

As of September 30, 2021 and December 31, 2020, we held one and three fixed maturities with unrealized capital losses in excess of $10 million. As of September 30, 2021 and December 31, 2020, the unrealized capital losses on these fixed maturities equaled $12 million or 8.9% and $45 million or 32.3% of the total unrealized losses, respectively.

As of September 30, 2021, we held $2.2 billion of energy sector fixed maturity securities, constituting 5.8% of the total fixed maturities portfolio, with gross unrealized capital losses of $18 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturity securities equaled $12 million. As of September 30, 2021, our fixed maturity exposure to the energy sector is comprised of 84.7% investment grade securities.

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

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	September 30, 2021			December 31, 2020
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,551	$2,640	87.8%	$3,182	$3,333	90.4%
2	283	288	9.6%	232	235	6.4%
3	37	40	1.3%	72	75	2.0%
4	—	—	—%	—	—	—%
5	9	18	0.6%	11	22	0.6%
6	17	21	0.7%	17	23	0.6%
Total	$2,897	$3,007	100.0%	$3,514	$3,688	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	September 30, 2021			December 31, 2020
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$11,225	$60	$194	$12,381	$60	$214

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	September 30, 2021			December 31, 2020
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$93	$140	4.7%	$204	$282	7.7%
Interest Only (IO)	470	472	15.7%	358	362	9.8%
Inverse IO	1,233	1,275	42.4%	1,741	1,819	49.3%
Principal Only (PO)	120	126	4.2%	185	193	5.2%
Floater	7	7	0.2%	9	9	0.2%
Agency Credit Risk Transfer	937	948	31.5%	968	973	26.4%
Other	37	39	1.3%	49	50	1.4%
Total	$2,897	$3,007	100.0%	$3,514	$3,688	100.0%

During the nine months ended September 30, 2021, the market value of our CMO-B securities portfolio declined due to some assets moving to reinsured blocks and as a result of lower valuations due to higher rate levels.
The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Net investment income (loss)	$144	$179	$458	$485
Net realized capital gains (losses)(1)	(127)	(127)	(466)	(223)
Income (loss) from continuing operations before income taxes	$17	$52	$(8)	$262
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Income (loss) from operations before income taxes	$17	$52	$(8)	$262
Realized gains (losses) including impairment	1	3	(26)	9
Fair value adjustments	25	(10)	161	(136)
Total adjustments to income (loss) from operations	26	(7)	135	(127)
Adjusted operating earnings before income taxes	$43	$45	$127	$135

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential mortgage-backed securities

The following tables present our residential mortgage-backed securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,160	$103	$7	$6	$2,262
Prime Non-Agency	2,222	53	16	1	2,260
Alt-A	89	9	1	7	104
Sub-Prime(1)	39	5	—	—	44
Total RMBS	$4,510	$170	$24	$14	$4,670
(1) Includes subprime other asset backed securities.

	December 31, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,966	$168	$2	$10	$3,142
Prime Non-Agency	2,271	75	13	2	2,335
Alt-A	114	10	2	8	130
Sub-Prime(1)	47	6	—	—	53
Total RMBS	$5,398	$259	$17	$20	$5,660
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed securities

The following tables present our commercial mortgage-backed securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$556	$624	$59	$61	$152	$158	$112	$113	$51	$48	$930	$1,004
2015	169	187	150	158	83	87	115	117	22	23	539	572
2016	50	54	20	22	28	31	52	53	—	—	150	160
2017	85	91	23	24	70	72	73	75	40	41	291	303
2018	98	108	20	21	96	101	60	62	3	3	277	295
2019	183	204	40	41	140	143	323	331	8	8	694	727
2020	95	97	37	38	75	78	171	175	—	—	378	388
2021	233	233	80	80	159	160	170	170	—	—	642	643
Total CMBS	$1,469	$1,598	$429	$445	$803	$830	$1,076	$1,096	$124	$123	$3,901	$4,092

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$587	$691	$125	$128	$162	$168	$143	$141	$47	$45	$1,064	$1,173
2015	204	234	171	181	98	100	141	142	30	31	644	688
2016	60	68	23	24	36	39	50	50	—	—	169	181
2017	107	122	37	38	85	86	93	92	51	51	373	389
2018	100	117	27	27	170	174	122	123	20	21	439	462
2019	178	207	46	47	182	180	372	381	12	13	790	828
2020	102	104	38	39	96	98	167	169	—	—	403	410
Total CMBS	$1,338	$1,543	$467	$484	$829	$845	$1,088	$1,098	$160	$161	$3,882	$4,131

As of September 30, 2021, 86.2% and 11.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 89.9% and 8.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$278	$280	$371	$372	$803	$804	$68	$67	$66	$64	$1,586	$1,587
Auto-Loans	3	2	—	1	8	9	—	—	—	—	11	12
Student Loans	21	22	117	120	13	13	1	2	—	—	152	157
Credit Card loans	—	—	—	—	4	4	—	—	—	—	4	4
Other Loans	46	50	11	10	100	103	191	198	—	—	348	361
Total Other ABS(1)	$348	$354	$499	$503	$928	$933	$260	$267	$66	$64	$2,101	$2,121
(1) Excludes subprime other asset backed securities.

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$312	$315	$332	$333	$729	$726	$28	$28	$75	$66	$1,476	$1,468
Auto-Loans	3	3	10	10	10	11	—	—	—	—	23	24
Student Loans	39	40	127	133	40	41	2	2	—	—	208	216
Credit Card loans	—	—	—	—	—	—	—	—	—	—	—	—
Other Loans	50	56	14	14	126	132	183	194	—	—	373	396
Total Other ABS(1)	$404	$414	$483	$490	$905	$910	$213	$224	$75	$66	$2,080	$2,104
(1) Excludes subprime other asset backed securities.

As of September 30, 2021, 84.1% and 12.9% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 86.0% and 10.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of September 30, 2021, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 46.0%. As of December 31, 2020, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times, and a weighted average LTV ratio of 45.2%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of September 30, 2021, our total European exposure had an amortized cost and fair value of $3,391 million and $3,695 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $379 million, which includes non-financial institutions exposure in Ireland of $137 million, in Italy of $112 million, and in Spain of $96 million. We also had financial institutions exposure in Italy of $10 million and in Spain of $24 million. We did not have any exposure to Portugal, Ireland and Greece.

Among the remaining $3,316 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2021, our non-peripheral sovereign exposure was $96 million, which consisted of fixed maturities and derivative assets. We also had $554 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $105 million and the United Kingdom of $264 million. The balance of $2,666 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,745 million, in The Netherlands of $283 million, in Belgium of $169 million, in France of $330 million, in Germany of $221 million, in Switzerland of $241 million, and in Russia of $58 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the “Parent Issuer”) has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, and the 3.125% senior notes due 2024, with an aggregate principal amount of $1.5 billion as of September 30, 2021 and December 31, 2020 (collectively, the “Senior Notes”) and (ii) the 5.65% fixed-to-floating rate junior subordinated notes due 2053 and the 4.7% fixed-to-floating junior subordinated notes due 2048, with an aggregate principal amount of $1.1 billion as of September 30, 2021 and December 31, 2020 (collectively, the “Junior Subordinated Notes” and, together with the Senior Notes, the “Registered Notes”).

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

Refer to the Summarized Financial Information of the Obligor Group as of and for the nine months ended September 30, 2021 and as of and for the year ended December 31, 2020 below:

	As of and for the
($ in millions)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Summarized Statement of Operations Information:
Total revenues	$24	$32
Total benefits and expenses	131	173
Income (loss) from continuing operations, net of tax	506	(100)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	506	(100)
Net income (loss) available to Obligor Group	506	(100)

Summarized Balance Sheet Information
Total investments	62	60
Cash and cash equivalents	798	229
Current income tax assets	16	—
Deferred income tax assets	667	869
Loans to non-obligated subsidiaries	147	180
Due from non-obligated subsidiaries	5	2
Total assets	1,710	1,356

Short-term debt with non-obligated subsidiaries	—	653
Long-term debt	2,969	3,041
Total liabilities	$3,142	$4,120

Legislative and Regulatory Developments

Changes to NAIC RBC Requirements

The NAIC adopted changes to the RBC requirements for certain investment portfolio assets. The changes lead to an expansion in the number of NAIC asset class categories for factor-based RBC requirements and the adoption of new factors, which increased capital requirements on some securities and decreased capital requirements on others. The impact on the RBC ratios of our insurance subsidiaries is expected to be manageable. The new factors will become effective on December 31, 2021. In connection with this change, we expect to lower our target RBC ratio to 375%.

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of September 30, 2021:

	As of September 30, 2021
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$38,173	$(2,679)	$2,693
Commercial mortgage and other loans	—	6,008	(261)	251
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	44,164	(3,475)	4,145
Funding agreements with fixed maturities	—	1,326	(49)	37
Supplementary contracts and immediate annuities	—	797	(34)	39
Derivatives:
Interest rate contracts	16,911	130	93	(158)
Long-term debt	—	3,435	(207)	238
Embedded derivatives on reinsurance	—	231	77	(90)
Guaranteed benefit derivatives(3):
Other(4)	—	44	(16)	52

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
(4)    Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of September 30, 2021. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of September 30, 2021
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$288	$27	$(27)
Limited liability partnerships/corporations	—	1,671	103	(103)
Derivatives:
Equity futures and total return swaps	278	(1)	11	(11)
Equity options	41	—	—	—
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
Other(2)	—	44	—	—
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(4)
					(in millions)
July 1, 2021 - July 31, 2021	4,442	$62.94		—	$332
August 1, 2021- August 31, 2021	82,619	67.17		—	332
September 1, 2021 - September 30, 2021	1,081,552	63.65	(3)	1,081,552	332
Total	1,168,613	$63.89		1,081,552	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended September 30, 2021, there was an increase of 87,061 Treasury shares in connection with such withholding activities.
(2) On October 28, 2021, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500 million. On January 28, 2021, the Board of Directors provided share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $1 billion. The additional share repurchase authorization expires on December 31, 2022 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.
(3) On June 30, 2021, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $400 million of the Company's common stock. Pursuant to the agreement, the Company received initial delivery of 5,203,252 shares based on the closing market price of the Company's stock on June 30, 2021 of $61.50. This arrangement closed on September 16, 2021 and an additional 1,081,552 shares were delivered based on the daily volume-weighted average of the Company's common stock.

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

November 4, 2021			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Michael S. Smith
Michael S. Smith
Vice Chairman and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

