Form 10-K
period 2021-12-31
Voya Financial, Inc.
filed 2022-02-22
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

As of June 30, 2021, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $6.9 billion.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.             ☐ Yes    ☐ No

As of February 14, 2022, there were 106,136,475 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of Voya Financial, Inc.'s Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

1

Voya Financial, Inc.
Form 10-K for the period ended December 31, 2021

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

MARKET DATA

In this Annual Report on Form 10-K, we present certain market and industry data and statistics. This information is based on third-party sources which we believe to be reliable, such as LIMRA, Secure Retirement Institute, an insurance and financial services industry organization (for Wealth Solutions and Health Solutions market leadership positions), Morningstar fund data and eVestment institutional composites (for Investment Management market leadership positions) and industry recognized publications and websites such as Pensions & Investments (for Wealth Solutions and Investment Management), InvestmentNews.com (for Wealth Solutions and Investment Management) and MyHealthGuide (for Health Solutions). Market ranking information is generally based on industry surveys and therefore the reported rankings reflect the rankings only of those companies who voluntarily participate in these surveys. Accordingly, our market ranking among all competitors may be lower than the market ranking set forth in such surveys. In some cases, we have supplemented these third-party survey rankings with our own information, such as where we believe we know the market ranking of particular companies who do not participate in the surveys.

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

We are a leading retirement, investment and employee benefits company providing complementary solutions to improve the financial outcomes of approximately 14.3 million customers, workplace participants and institutions in the United States as of December 31, 2021. Our approximately 6,000 employees (as of December 31, 2021) are focused on executing our mission to make a secure financial future possible—one person, one family and one institution at a time. Through our complementary set of businesses, we help our customers save, grow, protect and enjoy their wealth to and through retirement. We offer our products and services through a broad group of financial intermediaries, independent producers, affiliated advisors and dedicated sales specialists throughout the United States.

Our extensive scale and breadth of product offerings are designed to help Americans achieve their retirement savings, investment income and protection goals. Our strategy is centered on preparing customers for financial wellness—being emotionally and economically secure and ready for their retirement. We believe that the aging of the U.S. population, weakening of traditional social safety nets, shifting of responsibility for retirement planning from institutions to individuals and growth in total retirement account assets will drive significant demand for our products and services. We believe that we are well positioned to deliver on this financial wellness need.

We help our customers achieve three essential financial goals, as they plan for, invest for and protect their retirement years:

We provide our products and services principally through three segments: Wealth Solutions, Investment Management, and Health Solutions. On January 4, 2021, we completed the sale of our Individual Life and certain legacy annuities businesses. Accordingly, substantially all of our former Individual Life segment has now been reclassified as Discontinued Operations. The sale of the Individual Life business is described further under "—Organizational History and Structure—Individual Life Transaction".

Our pivot away from the individual life insurance market aligns with our strategic focus on higher-growth, higher-return, capital-light businesses, centered on workplace and institutional clients.

Activities not related to our business segments such as our corporate operations, corporate-level assets and financial obligations are included in Corporate.

The following table presents a summary of our key individual and workplace markets, how we define those markets, and the key products we sell in such markets:

Our Segments

Voya is committed to being America's Retirement Company, and is focused on high-growth, high-return, capital light businesses that provide complementary solutions to workplaces and institutions.

As of December 31, 2021, on a consolidated basis, we had $739.0 billion in total AUM and AUA and total shareholders' equity, excluding accumulated other comprehensive income/loss ("AOCI") and noncontrolling interests, of $6.2 billion.

For the year ended December 31, 2021, we generated $2.8 billion of Income (loss) from continuing operations before income taxes, and $1.3 billion of Adjusted operating earnings before income taxes. Adjusted operating earnings before income taxes is a non-GAAP financial measure. For a reconciliation of Adjusted operating earnings before income taxes to Income (loss) before income taxes, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations— Company Consolidated."

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

Our Organizational Structure

We are a holding company incorporated in Delaware in April 1999. We operate our businesses through a number of direct and indirect subsidiaries. The following organizational chart presents the ownership and jurisdiction of incorporation of our principal subsidiaries as of December 31, 2021:

Voya Financial, Inc.
(Delaware)
Voya Holdings Inc.
(Voya Holdings)
(Connecticut)
Voya Retirement Insurance and Annuity Company
(“VRIAC”)
(Connecticut)
ReliaStar Life Insurance Company
(“RLI”)
(Minnesota)
Voya Investment Management LLC
(“Voya IM”)
(Delaware)

The chart above includes:
•Voya Financial, Inc.
•Our principal intermediate holding company, Voya Holdings, which is the direct parent of a number of our insurance and non-insurance operating entities.
•Our principal operating entities that are the primary sources of cash distributions to Voya Financial, Inc. Specifically, these entities are our principal insurance operating companies (VRIAC and RLI) and Voya Investment Management LLC, the holding company for entities that operate our Investment Management segment.

Our former subsidiaries, Security Life of Denver Insurance Company ("SLD") and Security Life of Denver International Limted ("SLDI") were divested as of January 4, 2021 upon the closing of the Individual Life Transaction described below under "—Individual Life Transaction."

Environmental, Social and Governance (“ESG”)

We have a multi-faceted ESG strategy which encompasses corporate issuance and governance, product and solution development, and ESG advocacy. We report periodically on our ESG activities in accordance with Global Reporting Initiative (GRI) Standards.

Our ESG strategy encompasses the adoption of practices and policies across the Company that help contribute to positive outcomes for our colleagues, communities and customers by providing information to attract and retain customers, investors and other key stakeholders, and earn their trust and confidence. In support of our business growth and success, we identify how we treat our employees; respond to climate change; increase diversity, equity and inclusion; and build community connections.

Environmental Stewardship

We encourage the responsible use of natural resources in a way that takes full and balanced account of the interests of society, future generations, and business needs. We work to minimize our environmental impact while engaging our various stakeholders on climate-related topics. In particular, we do this through the reduction of waste consumption and GHG emissions, the reduction of energy use, and the purchase of renewable energy certificates and offsets to compensate for energy consumption.

Social responsibility and financial inclusion

Voya's commitment to Diversity, Equity and Inclusion helps drive our business growth and positively influences our culture, serves our clients and enriches communities by advancing racial, social and financial equity and inclusion in underserved communities. For example, we focus on workplace diversity, talent development and retention, including through fostering a safe and supportive workplace. Our Voya Cares® program is designed to impact the lives of people with special needs and disabilities, their families and their caregivers by helping them plan for the future they envision in retirement. We have prioritized increasing our diverse representation across all employee levels, as well as continuing to sustain the gender and racial parity of our workforce. See "--Human Capital Resources" below for more information.

Governance and ethics

How we conduct our business builds trust through accountability to maintaining the highest standards, mitigating risk, seizing opportunities and providing transparency.

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

Pursuant to the Individual Life Transaction, Voya Financial has divested or dissolved five regulated insurance entities, including its life companies domiciled in Colorado and Indiana, and captive entities domiciled in Arizona and Missouri. Voya Financial has also divested Voya America Equities LLC, a regulated broker-dealer, in connection with the Individual Life Transaction and has transferred or ceased usage of a substantial number of administrative systems.

We transferred a significant number of employees to Resolution Life US on the closing date, and also agreed to provide transition services for a period of up to two years following the closing, subject to extension. We earn fees for providing these transition services.

OUR BUSINESSES

Wealth Solutions

Our Wealth Solutions segment is focused on meeting the needs of individuals in preparing for and sustaining a secure retirement through employer-sponsored plans and services, as well as through individual retirement accounts and comprehensive financial product offerings and planning and advisory services. We are well positioned in the marketplace, with our industry-leading Workplace Retirement Plans business and our Retail Wealth Management business having a combined $536.2 billion of AUM and AUA as of December 31, 2021 (which includes Retail Assets Under Advisement), of which $79.6 billion were in proprietary assets.

Our Workplace Retirement Plans business, with AUM and AUA of $507.9 billion as of December 31, 2021, offers qualified and non-qualified tax-deferred employer-sponsored retirement savings plan and administrative services to corporations of all sizes, public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations and state and local governments. We also offer stable value investment products to workplace retirement plan sponsors. This broad-based retirement plans business is diversified across many sectors of the economy. In the defined contribution market, we provide services to approximately 52,000 plan sponsors covering approximately 6.3 million plan participant accounts as of December 31, 2021.

Our Retail Wealth Management business, with AUM and AUA of $28.3 billion as of December 31, 2021, focuses on the rapidly expanding retiree market as well as on pre-retirees. Retail AUA includes assets under advisement, which comprises brokerage and investment advisory assets. This business offers holistic financial planning and advisory services through protection and investment products to help individuals plan, protect and invest to and through retirement. Products and services are provided through Voya's registered investment advisor and broker-dealer, Voya Financial Advisors ("VFA"). On June 9, 2021, we completed the sale of the independent financial planning channel of VFA to Cetera Financial Group, Inc. (“Cetera”), one of the nation's largest networks of independently managed broker-dealers. In connection with this transaction, we transferred more than 800 independent financial professionals serving retail customers with approximately $38 billion in assets under advisement to Cetera, while retaining approximately 500 field and phone-based financial professionals who support our Wealth Solutions business.

Our Wealth Solutions segment earns revenue principally from asset and participant-based advisory and recordkeeping fees. Wealth Solutions generated Adjusted operating earnings before income taxes of $1,110 million for the year ended December 31, 2021. Our Investment Management segment also earns market-based fees from the management of the general account and mutual fund assets supporting Workplace Retirement Plans and certain Retail Wealth Management products and advisory solutions.

We will continue to focus on growing our retirement platform through focused sales and retention efforts in our Workplace Retirement Plans business and by leveraging our financial wellness offerings and Retail Wealth Management business to deepen relationships with our Workplace Retirement Plan participants. We will also continue to place a strong emphasis on cost management while also growing our distribution platform, achieving a diversified retirement product mix and focusing on digital and other innovation efforts that make it easy to do business with us and drive positive outcomes for customers.

Workplace Retirement Plans

Products and Services

We are one of the nation's leading providers that offer qualified and non-qualified tax-deferred employer-sponsored retirement savings plans, services and support to the full spectrum of businesses, ranging from small to mega-sized plans and across all markets and code sections. These plans may either be offered as full service options that bundle together plan administration and investment services or as recordkeeping services products that focus on administration services alongside a fully open architecture investment structure that employers can use to customize their plan's investment menu. We also offer stable value investment options to workplace clients and a suite of advice and guidance and other financial wellness solutions to our plan participants, including health savings solutions (i.e., health savings accounts, health retirement accounts and flexible spending accounts), student loan debt and emergency savings support, and additional products and services through our "Voya Cares" program, which serves those living with special needs and disabilities and their caregivers.

Full-service retirement products provide plan sponsors with options that meet their needs for both administrative and investment services, which include recordkeeping and plan administration support, tailored participant communications and education programs, myOrangeMoney® digital capabilities for sponsors and plan participants (plus mobile capabilities for participants), trustee services and institutional and retail investments. Offerings include products for defined contribution plans for tax-advantaged retirement savings, as well as non-qualified executive benefit plans and employer stock option plans. Plan sponsors may select from a variety of investment structures and products, such as general account, separate account, mutual funds, stable value or collective investment trusts and a variety of underlying asset types (including their own employer stock and socially responsible funds) to best meet the needs of their employees. A broad selection of funds is available for our products in all asset categories from over 200 fund families, including the Voya family of mutual funds managed by our Investment Management segment. An open architecture investment platform (which offers most funds for which trades are cleared through the National Securities Clearing Corporation) is also available in certain products for larger plans. Our full-service retirement plan offerings are also supported by financial planning and participant investment advisory services offered through our Retail Wealth Management business or through a third party to help prepare individuals for retirement through customer-focused personalized and objective investment advice.

Recordkeeping service products provide recordkeeping and plan administration support alongside a fully open architecture investment structure that employers can use to customize their plan's investment menu. These products are offered to a sponsor base that includes multi/pooled employer corporate plans, large-mega corporations and state and local governments. Our recordkeeping retirement plan offerings are also supported by participant communications and education programs, myOrangeMoney® digital capabilities for sponsors and plan participants (plus mobile capabilities for participants), as well as financial planning and participant investment advisory services offered through our Retail Wealth Management business and Voya Retirement Advisors (our registered investment advisor group serving in-plan participants with the in-plan advisory services program).

Stable value investment options may be offered within our full service institutional plans, or as investment-only options within our recordkeeping services plans or within other vendor plans. Our product offering includes both separate account guaranteed investment contracts ("GICs") and synthetic GICs managed by either proprietary or outside investment managers.

We previously offered pension risk transfer group annuity solutions to institutional plan sponsors who sought to transfer to us their defined benefit plan obligations. We discontinued sales of these solutions in late 2016, but continued to manage existing policies and assets until this business was sold to Resolution Life US as part of the Individual Life Transaction. See "—Organizational History and Structure—Individual Life Transaction".

The following chart presents our Institutional Retirement Plans product/service models and corresponding AUM and AUA, key markets in which we compete, primary defined contribution plan Internal Revenue Code sections and core products offered for each market segment.

Product/Service Model	AUM/AUA (as of December 31, 2021)	Key Market Segments/Product Lines	Primary Internal Revenue Code section	Core Products*
Full Service Plans	$187.7 billion**	Small-Mid Corporate	401(k)	Voya MAP Select, Voya Framework
		K-12 Education	403(b)	Voya Custom Choice II, Voya Retirement Choice II, Voya Framework
		Higher Education	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
		Healthcare & Other Non-Profits	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
		Government (local and state)	457	RetireFlex-SA, RetireFlex-MF, Voya Health Reserve Account, Voya Framework
Recordkeeping Business	$279.5 billion	Small-Mid Corporate	401(k)	***
		Large-Mega Corporate	401(k)	***
		Government (local and state)	457	***
Stable Value/Other	$40.7 billion****	Stable Value	*****	Separate Account and Synthetic GICs
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
****Includes Stable Value Investment-only Wrap and Stable Value Separate Accounts.
***** Sold across all market segments and various tax codes.

Our Voya Framework product can be sold across both full service corporate and tax-exempt markets. It is a mutual fund program offered to fund qualified retirement plans, and it gives plan advisors and third party administrators who work with us a uniform and consistent product experience across multiple plan markets. Voya Framework is distinguished by its flexible recordkeeping platform and contains over 300 funds from well-known fund families for smaller plans or can be provided as an open architecture investment platform for larger plans (which offers most funds for which trades are cleared through the National Securities Clearing Corporation). This product also includes our general account and various stable value solutions as investment options.

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

Markets and Distribution

Our Workplace Retirement Plans business can be categorized into two primary markets: Corporate and Tax Exempt. Both markets utilize our myOrangeMoney® participant-facing digital capabilities as a centerpiece to help shift the mindset of plan participants from focusing only on accumulation to focusing on both accumulation and adequate income in retirement. We offer a broad suite of financial wellness offerings, including retirement and financial planning, guidance and advisory products, tools and services, health savings solutions (i.e., health savings accounts, health retirement accounts and flexible spending accounts), student loan and emergency savings support and retirement income options to help our plan participants in all markets achieve their financial goals. Additionally, our configurable financial wellness offering and integrated digital experiences, such as our myHealth&Wealth personalized benefits guidance tool, bring workplace benefits solutions together to help optimize benefits spending, simplify administration and provide participants with a unique experience and more holistic view of their finances.

Corporate Markets:

•Small-Mid Corporate Market. In this market, we offer full service solutions to defined contribution plans of small to mid-sized corporations (i.e., typically less than 1,000 employees). Our product offerings include menu-based investment solutions and an open architecture investment platform, comprehensive fiduciary solutions, dedicated and proactive service teams, non-qualified executive compensation plans, and product and service innovations leveraged from our expertise across multiple market segments (all sizes of plans as well as code sections).

•Large-Mega Corporate Market. In this market we offer recordkeeping services and non-qualified executive compensation solutions to defined contribution clients of large to mega-sized corporations (i.e., typically more than 1,000 employees). We also offer a variety of investment options for employers to include in their plan investment line-ups for their employees should they choose to do so. Our solutions and capabilities support the most complex retirement plans with a special focus on client relationship management, tailored communication campaigns and education and enrollment support to help employers prepare their employees for retirement. We are dedicated to providing engaging information through innovative award-winning technology-based tools and print materials to help plan participants achieve a secure and dignified retirement.

Tax Exempt Markets:

•Education Market. We offer comprehensive full service solutions to both public and private K-12 educational entities as well as public and private higher education institutions. In the United States, we rank third in higher education and fourth in K-12 education market by assets as of September 30, 2021. Our long-standing position as one of the top providers in this market is driven by our support to plan sponsors (including solutions to reduce administrative burden, deep technical and regulatory expertise, and strong on-site service teams), plus our support to plan advisors, and our broad suite of financial wellness products, tools, and services for plan participants.

•Healthcare/Other Non Profits Market. In this market we service hospitals, healthcare organizations and not-for-profit entities by offering full service solutions for a variety of plan types and code sections. We offer services that reduce sponsors' administrative burdens and provide them with deep technical and fiduciary expertise. Additionally, we offer on-site service teams to assist plan sponsors with their plans and to assist their employees with understanding and taking advantage of their plan benefits. We also provide tailored communications, education and enrollment support plus a broad suite of financial wellness products, tools and services that help prepare plan participants for retirement.

•Government Market. We provide both full service and recordkeeping services offerings to small and large governmental entities (e.g., state and local government) with a client base that spans nearly 50 states and US territories. For large governmental sponsors, we offer recordkeeping services that meet the most complex of needs, while also offering extensive participant communication and retirement education support, including a broad suite of financial wellness products, tools and services. We also offer a broad range of proprietary and non-proprietary variable and stable value investment options. Our flexibility and expertise help make us the top ranked provider in the government market in the United States based on AUM and AUA as of December 31, 2020.

Products for Workplace Retirement Plans are distributed nationally through multiple unaffiliated channels supported by our employee wholesale field force and dedicated sales teams and through other affiliated distribution such as our owned broker-dealer and investment advisor, Voya Financial Advisors ("VFA"). We offer localized support to distribution partners and their clients during and after the sales process as well as a broad selection of investment options with flexibility of choice and comprehensive fiduciary solutions to help their clients meet or exceed plan guidelines and responsibilities.

Unaffiliated Distribution:

•Independent Sales Agents. As of December 31, 2021, we work with more than 2,700 sales agents who primarily sell fixed annuity products from multiple vendors in the education market. Activities by these representatives are centered on increasing participant enrollments and deferral amounts in our existing K-12 education segment plans.

•Brokers and Advisors. Over 11,000 wirehouse and independent regional and local brokers, specialty retirement plan advisors plus registered investment advisors (calculated on a rolling three-year basis as of December 31, 2021) are the primary distributors of our small-mid corporate market products, and they also distribute products to the education, healthcare and government markets. These producers typically present their clients (i.e., employers seeking a defined contribution plan for their employees) with plan options from multiple vendors for comparison and may also help with employee enrollment and education.

•Third Party Administrators ("TPAs"). As of December 31, 2021, we have long-standing relationships with nearly 1,100 TPAs who work with a variety of retirement plan providers and are selling and/or service partners for our small-mid corporate markets and select tax exempt market plans. While TPAs typically focus on providing plan services only (such as administration and compliance testing), some also initiate and complete the sales process. TPAs also play a vital role as the connecting point between our wholesale team and unaffiliated producers who seek references for determining which providers they should recommend to their clients.

Affiliated Distribution:

•Voya Financial Advisors (VFA). VFA representatives sell our workplace retirement plans and support plan participants with enrollment, education and advice and guidance services. Pursuant to the Financial Planning Channel Sale described above, we transferred more than 800 of VFA's independent financial professionals serving retail customers to Cetera, while retaining approximately 500 field and phone-based financial professionals who support our Wealth Solutions business. The retained field-based channel focuses primarily on driving enrollment and contribution activity within our education, healthcare and government market workplace retirement plans. They also provide in-plan education and guidance plus retail sold-financial advisory services to help individuals in these markets meet their retirement savings and income goals. The home office phone-based representatives focus on providing education, guidance and rollover support services to our workplace retirement plan participants.

•Wholesale Field Force. Locally based employee wholesalers focus on expanding and strengthening relationships with unaffiliated distribution partners and third party administrators who sell and service our workplace retirement plan offerings to employers across the nation.

•Dedicated Voya Sales Teams. Our employee sales teams work with more than 80 different pension/specialty consulting firms that represent employers in corporate and tax-exempt markets seeking large-mega workplace plans, stable value solutions and non-qualified executive compensation offerings. These relationships are increasingly valued as consolidation has been taking place in the consultant marketplace in recent years due to merger and acquisition activity and the emergence of national aggregators. Additionally, we have salaried phone-based sales teams that focus on supporting our workplace retirement plan participants across all markets.

Competition

Our Workplace Retirement Plans business competes with other large, well-established insurance companies, asset managers, record keepers and diversified financial institutions. Top competition varies in all market segments as few institutions are able to compete across all markets as extensively as we do. The following chart presents a summary of the current competitive landscape in the markets where we offer our Workplace Retirement Plans and stable value solutions:

Market/Product Segment	Competitive Landscape	Select Competitors

Small-Mid Corporate	Primary competitors are mutual fund companies and insurance-based providers with third-party administration relationships	Fidelity Empower

K-12 Education	Primary competitors are insurance-based providers that focus on school districts across the nation	Equitable AIG

Higher Education	Competitors are 403(b) plan providers, asset managers and some insurance-based providers	TIAA Fidelity

Healthcare & Other Non-Profits	Competition varies across 403(b) plan providers, asset managers and some insurance-based providers	Fidelity TIAA

Government	Competitors are primarily insurance-based providers, but also include asset managers and 457 providers	Empower Nationwide

Recordkeeping	Competitors are primarily asset managers and business consulting services firms, but also include payroll firms and insurance-based providers	Fidelity Empower

Stable Value	Competitors are primarily select insurance companies who are also dedicated to the Stable value market, but also include certain banking institutions	Prudential MetLife
In addition, we also compete more generally in the Institutional Retirement Plans business against companies such as Principal Financial, John Hancock, Lincoln Financial, Transamerica and Vanguard.

Our Workplace Retirement Plans business competes primarily based on pricing for value delivered with a strong focus on an excellent customer experience, including our myHealth&Wealth personalized benefits guidance. Our full-service business also competes on the breadth of our service and investment offerings, technical/regulatory expertise, industry experience, local enrollment and education support, investment flexibility and our ability to offer industry tailored product features to meet the financial wellness and retirement income needs of our clients. We have seen industry concentration in the large plan recordkeeping business, as providers seek to increase scale, improve cost efficiencies and enter new market segments. We emphasize our strong sponsor relationships, flexible value-added services, ability to customize recordkeeping and administration services to match client needs, and technical and regulatory expertise as our competitive strengths. Additionally, we compete with our broad suite of products and financial wellness tools and services, including our myOrangeMoney® retirement income focused digital and mobile capabilities, to help employers support the retirement preparedness and financial needs of their employees. Our long standing experience in the retirement market underscored by strong stable value expertise allows us to effectively compete against existing and new providers.

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

Retail Wealth Management

Products and Services

Our Retail Wealth Management business offers a variety of investments and protection products, along with holistic advice and guidance delivered to individuals through field-based financial planning and advisory representatives and home office phone-based representatives. Our current investment solutions include a variety of mutual fund custodial IRA products, managed accounts and advisory programs, and brokerage accounts. The IRA products include certain tax-qualified mutual fund custodial products that were retained from the Annuities business we divested in 2018, which are also sold by our employee wholesale team that works directly with affiliated and unaffiliated brokers and advisers who sell individual retirement accounts to individuals or small businesses.

While the primary focus of our Wealth Solutions segment is to serve approximately 6.3 million defined contribution plan participants (as of December 31, 2021), we also seek to serve these individuals by utilizing our Retail Wealth Management business to deepen our relationships with them for the long-term. We believe that our ability to offer an integrated approach to an individual customer’s entire financial picture, while saving for or living in retirement, presents a compelling reason for our Workplace Retirement Plans participants to use us as their principal investment and retirement plan provider. Through our broad range of advisory programs, our financial advisers are provided with a wide set of solutions for our customers for building investment portfolios, including stocks, bonds and mutual funds, as well as managed accounts. These advisers work with customers to select a program to meet their financial needs that takes into consideration each individual’s time horizon, goals and attitudes towards risk.

Markets and Distribution

Retail Wealth Management products, financial planning and advisory services are primarily sold to individuals through representatives licensed through VFA, our broker-dealer and investment advisor. The VFA representatives help provide cohesiveness between our Workplace Retirement Plans and Retail Wealth Management businesses and are grouped into two primary categories: field-based and home office phone-based representatives. Field-based representatives are registered sales and investment advisory representatives that drive both fee-based and commissioned sales. They provide face-to-face interaction with individuals seeking retail investment products (e.g., IRA products) as well as financial planning and advisory solutions. Home office phone-based representatives focus on assisting participants in our workplace retirement plans, primarily for our large recordkeeping plans. While these representatives offer more simplified rollover products and advisory services than offered by the field-based representatives, they also provide financial advice that helps customers transition through life stage and job-related changes. A custodial mutual fund IRA product is also sold to individuals by unaffiliated brokers and advisors.

As described above, on June 9, 2021, we completed the Financial Planning Channel Sale. In connection with this transaction, we transferred more than 800 field-based independent financial professionals to Cetera, while retaining approximately 500 field and phone-based financial professionals who support our Wealth Solutions business.

In an effort to develop a path for our VFA representatives to offer holistic retirement planning solutions to participants in our Workplace Retirement Plans, we partner with our workplace clients to engage, educate and advise their employees to better prepare them for successful retirement outcomes.

Competition

Our Retail Wealth Management advisory services and product solutions compete for rollover and other asset consolidation opportunities against integrated financial services companies and independent broker-dealers who also offer individual retirement products, all of which currently have more market share than insurance-based providers in this space. Primary competitors to our Retail Wealth Management business include LPL, SagePoint Financial, Kestra, Waddell & Reed, Securities America and Commonwealth.

Our Retail Wealth Management advisory services and product solutions are competitively priced and compete based on our consultative approach, simplicity of design and a fund and investment selection process that includes proprietary and non-proprietary investment options. The advisory services and product solutions are targeted towards existing workplace retirement plan participants, which allow us to benefit from our extensive relationships with large corporate and tax-exempt plan sponsors, our small and mid-corporate market plan sponsors and other qualified plan segments in healthcare, higher education and K-12 education.

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

Investment Management

We offer domestic and international fixed income, equity, alternatives and multi-asset products and solutions across market sectors and investment styles through our actively managed, full-service investment management business. Multiple investment platforms are backed by a business support infrastructure that creates operating efficiencies and business leverage and scalability at low marginal cost. As of December 31, 2021, our Investment Management segment managed $195.1 billion for third-party institutional and individual investors (including third-party variable annuity-sourced assets), $30.7 billion in separate account assets for our other businesses and $38.0 billion in general account assets. We also offer a range of privates and alternative asset solutions across fixed income and alternative investment products with AUM of $79.7 billion for such privates and alternatives products. Upon closing of the Individual Life Transaction on January 4, 2021, $26 billion of assets (measured on a market value basis) moved from the general account to third-party AUM. External client assets are managed through our appointment as investment manager. Voya IM's mandate covers approximately 80% of these assets for a minimum term of two years following the closing of the Individual Life Transaction, grading down to at least approximately 30% by the sixth year. See "—Organizational History and Structure—Individual Life Transaction".

We are committed to reliable and responsible investing and delivering research-driven, risk-adjusted, client-oriented investment strategies and solutions and advisory services across asset classes, geographies and investment styles. Investment Management is committed to meeting increasing demands of clients, shareholders and stakeholders with respect to ESG investment issues while continuing to focus upon our adaptive, research-driven investment practices. In evaluating existing and potential investments, we consider material factors, including the integration of ESG factors, as appropriate, to determine whether any or all of those factors might have a material effect on the value, risks, or prospects of an investment opportunity over time.

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

Investment Management’s primary source of revenue is management fees collected on the assets we manage. These fees are typically based upon a percentage of AUM. In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on AUM exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform and distributed primarily by our Wealth Solutions segment. Investment Management also receives fees as the primary investment manager of our general account, which is managed on a market-based pricing basis. Finally, Investment Management generates revenues from a portfolio of capital investments. Investment Management generated Adjusted operating earnings before income taxes of $239 million for the year ended December 31, 2021.

The success of our platform begins with providing our clients continued strong investment performance. In addition to investment performance, our focus is on client "solutions" and income and outcome-oriented products which include target date funds. We expect that both our traditional and privates and alternatives capabilities, leveraging strong investment performance combined with superior client service, will result in AUM growth.

Other key strategic initiatives for growth include continued focus on privates and alternatives capabilities: improved distribution productivity, leveraging partnerships with financial intermediaries, consultants and our leading market position in our Wealth Solutions segment; opportunistic launching of capital markets products such as collateralized loan obligations ("CLOs") and prudent expansion of our private equity business.

Products and Services

Investment Management delivers products and services that are manufactured through our traditional, private asset and alternative investment capabilities. The traditional platforms are fixed income, equities and multi-asset strategies and solutions ("MASS"). Our private asset and alternative capabilities include investment strategies such as private equity. private credit (investment grade and high yield), commercial mortgage loans, mortgage derivatives, leveraged credit and CLOs.

Fixed Income. Investment Management’s fixed income platform manages assets for domestic and international institutional investors, retail investors and our general account. As of December 31, 2021, there was $183.1 billion in AUM on the fixed income platform, of which $38.0 billion were general account assets. Through the fixed income platform, clients have access to public fixed income strategies including money market funds, investment-grade corporate debt, government bonds, residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), asset-backed securities ("ABS"), and high yield bonds. Our private fixed income capabilities include private and syndicated debt instruments, leveraged credit, structured products (e.g., CLOs), commercial mortgages and preferred securities. Each sector within the platform is managed by seasoned investment professionals supported by significant credit, quantitative and macro research and risk management capabilities.

Equities. The equities platform is a multi-cap and multi-style research-driven platform comprising both fundamental and quantitative equity strategies for institutional and retail investors. As of December 31, 2021, there were $62.9 billion in AUM on the equities platform covering both domestic and international markets. Our fundamental equity capabilities are bottom-up and research driven, and cover growth, value, and core strategies in the large, mid and small cap spaces. Our quantitative equity capabilities are used to create quantitative and enhanced indexed strategies, support other fundamental equity analysis, and create extension products.

Alternatives. Investment Management’s largest alternatives platform is Pomona Capital. Pomona Capital specializes in investing in private equity funds in three ways: by purchasing secondary interests in existing partnerships; by investing in new partnerships; and by co-investing alongside buyout funds in individual companies. As of December 31, 2021, Pomona Capital managed assets totaling $10.5 billion across a suite of limited partnerships and the Pomona Investment Fund, a registered investment fund that is available to accredited investors. In addition, Investment Management's alternatives platform includes privately-placed open-end and closed-end funds, the underlying strategies of which leverage our core private credit and mortgage loan investment capabilities. As of December 31, 2021, there were $17.8 billion in alternatives AUM.

MASS. Investment Management’s MASS platform offers a variety of investment products and strategies that combine multiple asset classes using asset allocation techniques. The objective of the MASS platform is to develop customized solutions that meet specific, and often unique, goals of investors that dynamically change over time in response to changing markets and client needs. Utilizing core capabilities in asset allocation, manager selection, asset/liability modeling, risk management and financial engineering, the MASS team has developed a suite of target date and target risk funds that are distributed through our Wealth Solutions segment and to institutional and retail investors. These funds can incorporate multi-manager funds. The MASS team also provides pension risk management, strategic and tactical asset allocation, liability-driven investing solutions and investment strategies that hedge out specific market exposures (e.g., portable alpha) for clients.

The following chart presents asset and net flow data as of December 31, 2021, broken out by Investment Management’s five investment platforms as well as by major client segment:

	AUM		Net Flows
	As of		Year Ended
	12/31/2021		12/31/2021
	$ in billions		$ in millions
Investment Platform
Fixed income - Public	$121.2		$5,734.6
Fixed income - Privates	61.9		4,352.7
Equities	62.9		(5,981.9)
Alternatives	17.8		690.6
Total	$263.8	(1)	$4,796.0
MASS (1)	36.0		(1,183.8)

Client Segment
Retail	$76.9		$(4,278.4)
Institutional	148.9		9,074.4
General Account	38.0		N/A
Total	$263.8		$4,796.0
Divested Businesses (2)	58.1		(2,974.0)
(1)    $28.2 billion of MASS assets are included in the fixed income, equity and alternatives AUM categories presented above. The balance of MASS assets, $7.8 billion, is managed by third parties and we earn only a modest, market-rate fee on the assets.
(2) Upon closing of the Individual Life Transaction on January 4, 2021, $26 billion of assets (measured on a market value basis) moved from the general account to external client. The external client assets are managed through our appointment as investment manager. Voya IM's mandate covers approximately 80% of these assets for a minimum term of two years following the closing of the Individual Life Transaction, grading down to at least approximately 30% by the sixth year. See "—Organizational History and Structure—Individual Life Transaction".
N/A - Not applicable

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

With the exception of Pomona Capital and certain structured products, the different products and strategies associated with our investment platforms are distributed and serviced by these Retail and Institutional client-focused segments as follows:

•Retail client segment: Registered open- and closed-end funds and Separately Managed Accounts through affiliate and third-party distribution platforms, including warehouses, brokerage firms, registered investment advisors, banks, trust companies and independent and regional broker-dealers. As of December 31, 2021, total AUM from these channels was $76.9 billion. Included in our retail client segment is $19.9 billion of AUM managed on behalf of our divested businesses of December 31, 2021.

•Institutional client segment: Individual and pooled accounts, targeting defined benefit, defined contribution recordkeeping and retirement plans, Taft Hartley plans and endowments and foundations. As of December 31, 2021, Investment Management had approximately 309 institutional clients, representing $148.9 billion of AUM primarily in separately managed accounts and collective investment trusts.

Competition

Investment Management competes with a wide array of asset managers and institutions in the highly fragmented U.S. investment management industry. In our key market segments, Investment Management competes on the basis of, among other things, investment performance, investment philosophy and process, product features and structure and client service. Our principal competitors include insurance-owned asset managers such as Principal Global Investors (Principal Financial Group), Prudential and Ameriprise and bank-owned asset managers such as "pure-play" asset managers including Invesco, T. Rowe Price, and Franklin Templeton.

Health Solutions

Our Health Solutions segment provides group insurance products to mid-size and large corporate employers and professional associations. In addition, our Health Solutions segment serves the employer market by providing payroll-deduction products to employees of our clients. Our Health Solutions segment is among the largest writers of stop loss coverage in the United States, currently ranking fourth among third-party carriers on a premium basis with approximately $1,181 million of in-force premiums. We also rank fifth in our supplemental health benefits markets offering and are a top 15 provider of group life. As of December 31, 2021, Health Solutions total in-force premiums were $2.5 billion.

The Health Solutions segment generates revenue from premiums, investment income, mortality and morbidity income and policy and other charges. Profits are driven by the spread between investment income and credited rates to policyholders on voluntary universal life and whole life products, along with the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop loss and voluntary health benefits. Our Health Solutions segment generated Adjusted operating earnings before income taxes of $204 million for the year ended December 31, 2021.

Our Health Solutions segment offers attractive growth opportunities. For example, there are significant opportunities through expansion in the voluntary benefits market as employers shift benefits costs to their employees. We have a number of new products and initiatives that we believe will help us drive growth in this market. While expanding these lines, we also intend to continue to focus on profitability in our well established group life and stop loss product lines, by adding profitable new business to our in-force block, improving our persistency by retaining more of our best performing groups, and managing our overall loss ratios to below 73%.

Products and Services

Our Health Solutions segment offers stop loss insurance, voluntary benefits, and group life and disability products. These offerings are designed to meet the financial needs of both employers and employees by helping employers attract and retain employees and control costs, as well as provide ease of administration and valuable protection for employees.

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

Voluntary Benefits. Our voluntary benefits business involves the sale of whole life insurance, critical illness, accident and hospital indemnity insurance, while also servicing universal life insurance policies. This product lineup is mostly employee-paid through payroll deduction.

Group Life. Group life products span basic and supplemental term life insurance as well as accidental death and dismemberment for mid-sized to large employers. These products offer employees guaranteed issue coverage, convenient payroll deduction, affordable rates and conversion options.

Health Account Solutions. This product line involves the sale of health savings accounts, flexible spending accounts and health reimbursement arrangements, commuter and dependent care benefits, COBRA administration and direct billing services.

Group Disability. Group disability includes group long term disability, short term disability, voluntary long term disability and voluntary short term disability products for mid-sized to large employers. This product offering is typically packaged for sale with group life products, especially in the middle-market. We also provide leave administration services. We partner with DisabilityRMS to reinsure 100% of our group disability and leave administration.

The following chart presents the key Health Solutions products we offer, along with data on annualized in-force premiums for each product:

($ in millions)	Annualized In-Force Premiums
Health Solutions Products	Year Ended December 31, 2021
Stop Loss	$1,181
Voluntary Benefits	559
Group Life	572
Group Disability	180

Markets and Distribution

Our Health Solutions segment works primarily with national and regional benefits consultants, brokers, TPAs, enrollment firms and technology partners. Our tenured distribution organization provides local sales and account management support to offer customized solutions to mid-sized to large employers backed by a national accounts team. We offer innovative and flexible solutions to meet the varying and changing needs of our customers and distribution partners. We have many years of experience providing unique stop loss solutions and products for our customers. In addition, we are an experienced multi-line employee benefits insurance carrier (group life, disability, stop loss and voluntary benefits).

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

The following chart presents our Health Solutions distribution, by channel:

($ in millions)	Sales	% of Sales
Channel	Year Ended December 31, 2021	Year Ended December 31, 2021
Brokerage (Commissions Paid)	$394	66.5%
Benefits Consulting Firms (Fee Based Consulting)	194	32.7%
Worksite Sales	5	0.8%

Competition

The group insurance market is mature and, due to the large number of participants in this segment, price and service are important competitive drivers. Our principal competitors include Tokio Marine HCC (formerly Houston Casualty), Symetra and Sun Life in Stop Loss, Cigna, Aetna and Aflac in voluntary benefits and MetLife, New York Life and Unum in group life.

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

Reinsurance

Our Health Solutions reinsurance strategy seeks to limit our exposure to any one individual which will help limit and control risk. Group Life, which includes Accidental Death and Dismemberment, cedes the excess over $750,000 of each coverage to a reinsurer. Group Long Term Disability cedes substantially all of the risk including the claims servicing, to a TPA and reinsurer. As of January 1, 2021, Excess Stop Loss has a reinsurance program in place that limits our exposure on any one specific claim to $4.5 million, with aggregate stop loss reinsurance that limits our exposure to $4.5 million over the Policyholder's Aggregate Excess Retention. For policies issued in 2020 and 2019, the limits on any one specific claim are $4.0 million and $3.5 million, respectively. For 2020 and 2019 circumstances, there is aggregate stop loss reinsurance that limits our exposure to $4.0 million and $3.5 million, respectively, over the Policyholders Aggregate Excess Retention. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Risk Management". We also use an annually renewable reinsurance transaction which lowers required capital of the Health Solutions segment.

Individual Life

As described under "–Organizational History and Structure–Individual Life Transaction", on January 4, 2021, we completed a transaction to dispose of substantially all of our individual life business and related assets. As a part of the Individual Life Transaction, we also transferred a significant portion of our remaining annuities business previously managed in Corporate. See also Overview in the Management's Discussion and Analyses section in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Human Capital Resources

Voya is a purpose-driven company with a culture, a brand, and an operating discipline that has established us as a leader in our industry. Through our human capital strategy, we attract, retain and reward talent across our enterprise in support of our mission to help all Americans retire better. We have prioritized our efforts to build and maintain a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs. Outside of Voya, we have and continue to build connections between our employees and the communities in which they live and serve through support of employee volunteerism and giving.

As of December 31, 2021, we had approximately 6,000 employees, 99% of which are full-time and US-based. Our primary office locations are in New York, NY; Windsor, CT; Des Moines, IA; Minneapolis, MN; Atlanta, GA; Braintree MA, Scottsdale, AZ, and Chandler, AZ. As part of our post-COVID strategy, we have shifted from 20% of our workforce was fully remote to approximately 51% of our workforce as fully remote and approximately 46% as hybrid - working remotely or in an office location some portion of their time.

Diversity and Inclusion

Our differences make us stronger. We are committed to fostering a work environment where the differences that we are born with — and those we acquire and choose throughout our lives — are understood, valued and intentionally pursued. Purposefully bringing our differences together to positively influence our culture, service our clients and enrich our communities is essential to our vision to be America’s Retirement Company. Of our approximately 6,000 employees, females or people of color represent 64% of the workforce. Our 9 member Board of Directors is 56% diverse (four females and two persons of color). Our 11 member Executive Committee is 45% diverse (three females and two persons of color). 3% of our workforce self-identifies as members of the disabled/special needs community.

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

As of December 31, 2021, we had two principal insurance subsidiaries, VRIAC and RLI (which we refer to collectively as our "Principal Insurance Subsidiaries") which are domiciled in Connecticut and Minnesota, respectively. Effective January 4, 2021, our former subsidiary SLD was divested as part of the Individual Life Transaction, as was our former insurance subsidiary domiciled in Indiana. Our remaining U.S. insurance subsidiaries domiciled in Connecticut, Minnesota and New York are collectively referred to as "our insurance subsidiaries" in this Annual Report on Form 10-K for purposes of discussions of U.S. insurance regulatory matters.
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

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2020 and 2021, and a discussion of ordinary dividend capacity for 2022, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries".

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

Risk-Based Capital. The NAIC has adopted RBC requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2021, the Total Adjusted Capital of each of our insurance subsidiaries exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

Effective December 31, 2021, the NAIC adopted changes to the RBC requirements for certain investment portfolio assets. The changes led to an expansion in the number of NAIC asset class categories for factor-based RBC requirements and the adoption of new factors, which increased capital requirements on some securities and decreased capital requirements on others. In connection with this change, we have lowered our target RBC ratio to 375%.

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

We do not anticipate regulatory action as a result of our 2021 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

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

Cybersecurity Regulatory Activity

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed and enacted legislation and regulations, and issued guidance regarding cybersecurity standards and protocols. These laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain.

In response to the growing threat of cyberattacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law (the "Model Law"), intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. These laws are designed to ensure that licensees of the Department of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. Alabama, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maine, Michigan, Mississippi, New Hampshire, North Dakota, Ohio, South Carolina and Virginia have adopted versions of the Model Law, each with a different effective date, and other states may adopt versions of the Model Law in the future. In February 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that is not based on the Model Law, that requires banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a comprehensive cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State's financial services industry". NYDFS's Cybersecurity Requirements specifically provide for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certification of regulatory compliance with the NYDFS.

During 2022, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

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

Department of Labor Rule Regarding Fiduciaries

In June 2020, the Department of Labor (“DOL”) adopted a revised interpretation to the five-part test to determine investment advice fiduciary status under Title I of ERISA. In December 2020, the DOL adopted a prohibited transaction exemption that, subject to meeting certain requirements, will allow investment advice fiduciaries to receive compensation that might not otherwise be considered an ERISA prohibited transaction. We do not believe compliance with the fiduciary interpretation or the prohibited transaction exemption will have a material impact on us. We anticipate other state and federal regulators may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. If these additional rules are more onerous than Regulation BI and DOL rules, or do not coordinate with Regulation BI and DOL rules, the impact on us could be more substantial.

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

In June 2019, the SEC approved a new rule, Regulation Best Interest (“Regulation BI”) and related forms and interpretations. Among other things, Regulation BI applies a “best interest” standard to broker-dealers and their associated persons, including our retail broker-dealer, Voya Financial Advisors, when they make securities investment recommendations to retail customers. Compliance with Regulation BI was required beginning June 30, 2020. We do not believe ongoing compliance with Regulation BI will have a material impact on us.

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

Privacy Laws and Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection, use, and disclosure of health-related customer information. In addition, we must comply with international privacy laws, regulations and directives concerning the cross-border transfer or use of employee and customer personal information. These laws, regulations and directives also:

•provide additional protections regarding the use and disclosure of certain information such as national identification numbers (e.g., social security numbers);
•require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information;
•require financial institutions to implement effective programs to detect, prevent, and mitigate identity theft;
•regulate the ability of financial institutions to make telemarketing calls and send e-mail, text or fax messages to consumers and customers;
•require oversight of third parties that have access to, and handle, personal information; and
•prescribe the permissible uses of certain personal information, including customer information and consumer report information.

Some countries have also instituted laws requiring in-country data processing and/or in-country storage of the personal data of its citizens. Compliance with such laws could result in higher technology, administrative and other costs for us and could affect how products and services are offered or require us to structure our businesses, operations and systems in less efficient ways.

Certain of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), along with its implementing regulations, which restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices, provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information and imposes requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines.

We are subject to numerous state laws governing the protection of personal and confidential information of our clients or employees, including the NYDFS Cybersecurity Regulation which mandates detailed cybersecurity standards for all institutions, including insurance entities, authorized by the NYDFS to operate in New York. We are subject to certain other states cybersecurity standards, including in states that have adopted the NAIC Insurance Data Security Model Law. For more information, see “—Cybersecurity Regulatory Activity.”

We are also subject to California law, including the California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020. The CCPA established a privacy framework for covered businesses which collect and process the personal information of California consumers. It includes a broad definition of personal information, affords California residents certain individual rights of access and deletion regarding their personal data, and limits the “sale” of such information, which is also broadly construed to include making personal information available to third parties for valuable consideration. The CCPA established potentially severe statutory damages for businesses that fail to implement reasonable security measures to protect against breaches of personal information, and includes a broad private right of action available to affected consumers. The CCPA excludes data subject to the GLBA; however, this is not an entity-wide exception. The breach of California consumers’ personal data, to the extent it involves data not covered by GLBA, represents a significant risk of liability.

Moreover, the legal landscape relating to data privacy and data protection is quickly evolving, which may increase operational and compliance costs associated with new or amended laws and regulations. For instance, since the CCPA was enacted in 2018, the California Attorney General has issued several draft implementing regulations, including following the CCPA coming into force in 2020. In November 2020, the California Privacy Rights Act (the “CRPA”) was approved by California voters to amend the CCPA and to establish a new data protection authority, the California Privacy Protection Agency, authorized to promulgate new data protection regulations. Adapting our business and practices to the CCPA, as amended by the CPRA, and any forthcoming regulations, may be burdensome and could involve substantial additional or diverted resources.

More broadly, the General Data Protection Regulation (“GDPR”) which regulates data protection for all individuals within the European Union (“EU”), including foreign companies processing data of EU residents, became effective on May 25, 2018 and applies to all of our subsidiaries operating in the EU. The U.K. has also implemented the GDPR (the “U.K. GDPR”). The GDPR and the U.K. GDPR set out a number of requirements that must be complied with when handling the personal data of such EU and U.K. based data subjects respectively including: the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability; the principal of accountability and the obligation to make public notification of significant data breaches. The GDPR and the U.K. GDPR include restrictions on transfers outside the U.K. and the European Economic Area (including Switzerland) and the requirement to include specific data protection provisions in agreements with data processors. The GDPR and the U.K. GDPR enhance individuals’ rights, introduces complex and far-reaching company obligations and increases penalties significantly in case of violation. The interpretation and application of data protection laws in the U.S., Europe and elsewhere are developing and are often uncertain and in flux. The introduction of the U.K. GDPR and the GDPR, and any resultant changes in U.K. or EU member states’ national laws and regulations, may increase our compliance obligations and costs and may necessitate the review and implementation of policies and processes relating to our collection and use of data. It is possible that these laws or cybersecurity regulations may be interpreted and applied in a manner that is inconsistent with our data protection or security practices.

On October 21, 2019, the NAIC formed a Privacy Protections Working Group to review state insurance privacy protections regarding the collection, use and disclosure of information gathered in connection with insurance transactions. During its meeting on July 30, 2020, the Privacy Protections Working Group indicated that it would begin a gap analysis of existing privacy protections in order to identify differences in coverage between different privacy regimes, focusing on consumer issues, industry obligations, and regulatory enforcement. The Privacy Protections Working Group continues to work on this gap analysis, which could result in recommended changes to certain NAIC model laws and regulations related to privacy.

Additionally, we are subject to the terms of our privacy policies and privacy-related obligations to third parties. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and could cause consumers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding privacy, data protection (in particular those that impact the use of machine intelligence) and cross-border transfers of consumer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. For example, our use of certain vendors outside of the United States to perform services on our platform could subject us to additional data protection regimes and increased risk of noncompliance. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put personal information at risk, which may result in increased regulatory scrutiny.

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

Even in the absence of a market downturn, our Wealth Solutions, investment and insurance products, as well as our investment returns and our access to and cost of financing, are sensitive to equity, fixed income, real estate and other market fluctuations and general economic and political conditions. These fluctuations and conditions could materially and adversely affect our results of operations, financial condition and liquidity.

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
•Reductions in the carrying value of our deferred tax assets as a result of a need to establish an additional valuation allowance against such assets, which would decrease GAAP equity and increase our leverage ratios, and could also affect the statutory surplus of our insurance subsidiaries if there is a reduction in the statutory carrying value of our deferred tax asset admitted for statutory purposes; such an increase in our leverage ratio could result in increased scrutiny by insurance regulators and rating agencies;
•Declines in fee revenues from lower AUM/AUA and plan participant counts, as a result of increased unemployment and furloughs, lower asset prices, suspensions or reductions in participant plan deposits or employer matching contributions, and an increase in plan loans and withdrawals;
•Reduced premium revenues in our Health Solutions business due to increased unemployment;
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

In addition, underwriting income in our Health Solutions business will be adversely affected to the extent that mortality claims for group life policies, or medical expense claims under voluntary benefit or stop loss policies, exceed the related reserves and deductibles. Accordingly, to the extent that COVID-19 leads to a material increase in overall mortality or medical expense among our insured population, our financial results will be adversely affected, and those effects could be material.

We have also faced, and are likely to continue to face, disruption of our normal business operations, including the ability to interact with existing or potential clients. While most states have lifted their restrictions requiring mandatory business shutdowns and stay-at-home orders, the resurgence and persistence of new infections and variants in many U.S. states has slowed the reopening of the U.S. economy. Although our business has been deemed an essential service in most or all jurisdictions in which we operate, the vast majority of our employees have been working from home since March 2020. While our work from home arrangements have not created any significant problems, if such problems were to arise in the future, such that significant portions of our workforce are unable to work remotely in an effective manner, the impact of COVID-19 on our business could be exacerbated. Further, while the ability to impose federal vaccine mandates has been curtailed by the U.S. Supreme Court, we continue to be subject to various state and local mandates that would require at least a portion of our U.S. employees to be vaccinated, which could potentially impact our workforce.

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

Conversely, an increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. A decrease in the estimated fair value of our investment portfolio would result in a reduction in GAAP equity and an increase in our leverage ratios. An increase in market interest rates could also create increased collateral posting requirements associated with our interest rate hedge programs and Federal Home Loan Bank funding agreements, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expense and reduce our results of operations.

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

In addition, rating agencies may implement changes to their capital models that may favorably or unfavorably affect our ratings.

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

As investment manager for certain private equity funds that we sponsor, we earn both a fixed management fee and performance-based capital allocations, or "carried interest." Our receipt of carried interest is dependent on the fund exceeding a specified investment return hurdle over the life of the fund. The profitability of our investment management activities with respect to these funds depends to a significant extent on our ability to exceed the hurdle rates and receive carried interest. To the extent that we exceed the investment hurdle during the life of the fund, we may receive or accrue carried interest, which is reported as Net investment income and Net gains (losses) within our Investment Management segment during the period such fees are first earned. If the investment return of a fund were to subsequently decline so that the cumulative return of a fund falls below its specified investment return hurdle, we may have to reverse previously reported carried interest, which would result in a reduction to Net investment income and Net gains (losses) during the period in which such reversal becomes due. Consequently, a decline in fund performance could require us to reverse previously reported carried interest, which could create volatility in the results we report in our Investment Management segment, and the adverse effects of any such reversals could be material to our results for the period in which they occur.

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

We set prices for many of our Health Solutions products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time due to changes in the natural environment, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment, or other factors. The long-term profitability of such products depends upon how our actual mortality rates, and to a lesser extent actual morbidity rates, compare to our pricing assumptions. In addition, prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers might not offer coverage at all. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would have to accept an increase in our net risk exposures, revise our pricing to reflect higher reinsurance premiums, or otherwise modify our product offering.

Pricing of our Health Solutions products is also based in part upon expected persistency of these products, which is the probability that a policy will remain in force from one period to the next. Actual persistency that is lower than our persistency assumptions could have an adverse effect on profitability, especially in the early years of a policy, primarily because we would be required to accelerate the amortization of expenses we defer in connection with the acquisition of the policy. Actual persistency that is higher than our persistency assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience is higher in these later years. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy, the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability. Many of our products, however, do not permit us to increase premiums or adjust charges and credits during the life of the policy or during the initial guarantee term of the policy. Even if permitted under the policy, we may not be able or willing to raise premiums or adjust other charges for regulatory or competitive reasons.

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

We offer stable value products primarily as a fixed rate, liquid asset allocation option for employees of our plan sponsor customers within the defined contribution funding plans offered by our Wealth Solutions business. Although a majority of these products do not provide for a guaranteed minimum credited rate, a portion of this book of business provides a guaranteed annual credited rate on the invested assets in addition to enabling participants the right to withdraw and transfer funds at book value.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by the insurance subsidiary (which itself is sensitive to equity market and credit market conditions), the amount of additional capital such insurer must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. The NAIC incorporated an expanded bond designations proposal, including new factors. This resulted in an increase in capital needed to satisfy RBC requirements. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital we or our insurance subsidiaries should hold relative to the rating agencies' expectations. To the extent that an insurance subsidiary's RBC ratios are deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

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

Our products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS.

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

Current U.S. federal income tax law permits tax-deferred accumulation of income earned under life insurance and annuity products, and permits exclusion from taxation of death benefits paid under life insurance contracts. Changes in tax laws that restrict these tax benefits could make some of our products less attractive to customers. Reductions in individual income tax rates or estate tax rates could also make some of our products less advantageous to customers. Changes in federal tax laws that reduce the amount an individual can contribute on a pre-tax basis to an employer-provided, tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions) or changes that would limit an individual’s aggregate amount of tax-deferred savings could make our Wealth Solutions products less attractive to customers.

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

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2020 and 2021, and a discussion of ordinary dividend capacity for 2022, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries in Part II, Item 7. of this Annual Report on Form 10-K.

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

As of December 31, 2021, we owned or leased 75 locations totaling approximately 1.7 million square feet, of which approximately 849 thousand square feet was owned properties and approximately 817 thousand square feet was leased properties throughout the United States.

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

At February 15, 2022, there were 51 stockholders of record of common stock.

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.'s repurchases of its common stock for the three months ended December 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
				(in millions)
October 1, 2021 - October 31, 2021	1,507,080	$67.07	1,503,228	$731
November 1, 2021 - November 30, 2021	1,967,375	66.77	1,883,622	605
December 1, 2021 - December 31, 2021	1,333,298	63.02	1,328,071	521
Total	4,807,753	$65.83	4,714,921	N/A
(1) In connection with exercise of vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended December 31, 2021, there were 92,832 Treasury share increases in connection with such withholding activities.
(2) On October 28, 2021, the Board of Directors provided its most recent share repurchase authorizations, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500 million. Subsequently, on December 9, 2021, the Board of Directors provided authorization for the repurchase of warrants that, when taken together with share repurchases made under its most recent share repurchase authorization, does not exceed $500. The additional share and warrant repurchase authorization expires on December 31, 2022 (unless extended), and does not obligate the Company to purchase any shares or warrants. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.
(3) Subsequent to December 31, 2021, the Company repurchased 2,050,270 shares through a 10b5-1 plan for an aggregate purchase price of $145 million.

Refer to the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K and to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for equity compensation information.

Item 6.    Reserved

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2021 and 2020, and financial condition as of December 31, 2021 and 2020. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K. For discussion and analysis of our results of operations for the years ended December 31, 2020 and 2019, refer to our 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021.

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

The purchase price we received at the closing was based on estimated amounts and was subject to a post-close true-up mechanism pursuant to which the purchase price was adjusted based on SLD’s adjusted book value as of the closing date. In addition to cash consideration, proceeds included approximately $225 million interest in RLGH and certain other affiliates of Resolution Life US, and $123 million principal amount in surplus notes issued by SLD. In connection with the closing, $100 million was deferred in cash proceeds for a period of up to 42 months, subject to an adjustment mechanism based on certain financial contingencies affecting SLD over that period. In addition, in connection with the unwind of certain guarantee obligations affecting portions of SLD’s business, in lieu of $60 million of cash proceeds, we received approximately $60 million in additional preferred equity interests in Resolution Life US affiliates. During 2021, we completed the post-close true-up process with Resolution Life US which resulted in no material changes to loss on sale recorded upon close. Additionally, we received $100 million from Resolution Life US which was deferred at the time of close as mentioned above.

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

As of December 31, 2020, we recorded an estimated loss on sale, net of tax, of $1,466 million to write down the carrying value of the businesses held for sale to estimated fair value, which was based on the estimated sales price of the Individual Life transaction (as defined above) as of December 31, 2020 less cost to sell and other adjustments in accordance with the Resolution MTA. Income (loss) from discontinued operations, net of tax, for the year ended December 31, 2021 includes an estimated reduction to loss on sale of $12 million, net of tax. The loss on sale, net of tax as of December 31, 2021 of $1,454 million, represents the excess of the carrying value of the businesses sold over the purchase price, which equals fair value, less cost to sell. As a result of the close of the Individual Life Transaction, the net aggregate reduction in Total shareholders' equity, excluding Accumulated other comprehensive income (“AOCI”), was $0.6 billion. The net aggregate reduction in Total shareholders’ equity, including AOCI, was $2.3 billion. This includes the impact of the cumulative loss on sale as well as the reversal of the AOCI related to the entities sold.

Refer to Reinsurance Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for disclosures related to the reinsurance transactions pursuant to the Resolution MTA.

Upon the close of the Individual Life transaction, we continue to hold an insignificant number of Individual Life, and non-Wealth Solutions annuities policies which together with the businesses sold through divestment or reinsurance will be referred to as "divested businesses".

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction (closed on January 4, 2021) for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net investment income	$—	$669	$665
Fee income	—	778	750
Premiums	—	26	27
Total net gains (losses)	—	27	45
Other revenue	—	(16)	(21)
Total revenues	—	1,484	1,466
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	1,225	1,055
Operating expenses	—	147	83
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	238	153
Interest expense	—	6	10
Total benefits and expenses	—	1,616	1,301
Income (loss) from discontinued operations before income taxes	—	(132)	165
Income tax expense (benefit)	—	(29)	34
Loss on sale, net of tax	12	(316)	(1,150)
Income (loss) from discontinued operations, net of tax	$12	$(419)	$(1,019)

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

COVID-19 and its Effect on the Global Economy

COVID-19, the disease caused by the novel coronavirus, has had a significant adverse effect on the global economy since March of 2020. Even though the pace of vaccinations has increased in many countries, including the United States, the disease continues to spread throughout the world. The persistence of new infections, including the introduction of new variants, has slowed the re-opening of the U.S. economy and, even in regions where restrictions have largely been lifted, economic activity has been slow to recover. In addition, while the ability to impose federal vaccine mandates have been curtailed by the U.S. Supreme Court, we continue to be subject to various state and local vaccine mandates that would require at least a portion of our U.S. employees to be vaccinated, which could potentially impact our work force. Longer-term, the economic outlook is uncertain, but may depend in significant part on progress with respect to effective therapies to treat COVID-19 or the approval of additional vaccines and the pace at which they are administered globally. For further information regarding risks associated with COVID-19, see Risk Factors - The COVID-19 pandemic has had, and is likely to continue to have, adverse effects on our financial condition and results of operations in Part I, Item 1A. of this Annual Report on Form 10-K.

Effect on Voya Financial - Financial Condition, Capital and Liquidity

Because both public health and economic circumstances are changing so rapidly at present, it is impossible to predict how COVID-19 will affect Voya Financial’s future financial condition. Absent a further significant and prolonged market shock, however, we do not anticipate a material effect on our balance sheet, statutory capital, or liquidity. Our capital levels remain strong and significantly above our targets. As of December 31, 2021, our estimated combined RBC ratio, with adjustments for certain intercompany transactions, was 550%, above our 375% target.

We have completed repurchases of approximately $1,143 million of our common shares as of December 31, 2021. In January and October 2021, we increased our common shareholder dividend by 10% and 21%, respectively. We do not anticipate any reduction in our dividend and continue to monitor the dividends-paying capacity of our insurance subsidiaries. We have distributed $910 million in 2021 from our insurance subsidiaries.

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

Wealth Solutions
In Wealth Solutions, we initially experienced pressure on earnings driven by equity market volatility as well as lower interest rates, with effects weighted more heavily towards our full-service corporate markets business and less on recordkeeping business. While equity market improvements have resulted in higher AUM levels and favorable results in fee-based income, we estimate that low market interest rates will continue to contribute to a lower spread-based income. Longer-term effects will depend significantly on equity market performance and prevailing interest rate levels, as well as unemployment levels. We believe that expense reductions and other management actions would be available to offset a portion of any impact.

Investment Management
In Investment Management, equity market improvements have contributed to AUM levels and higher fee-based margin. In addition, Investment capital has been revaluated higher over the last year, however if the economy declines due to COVID-19 and emerging variants, investment capital results could materially decline. We had seen an elevated level of outflows associated with our retail business at the outset of the pandemic that has since subsided. The pandemic has made generating new business leads more challenging, resulting in a reduction in sales meetings and activities that could result in a lower level of sales activity during the year. If the pandemic persists and the economy fails to grow or declines from current levels, asset values could be negatively impacted resulting in lower management fee revenue and/or investment capital returns.

Health Solutions
In Health Solutions, the effects from COVID-19 have been seen primarily in increased mortality claims on group life policies. We have not seen a significant increase in medical stop loss claims.

We expect mortality claims in group life to be elevated in 2022 due to COVID-19 related deaths, with the magnitude of such claims dependent on mortality rates from the disease. We currently estimate that, for every 10,000 incremental deaths in the United States due to COVID-19, we would see between $2 to $3 million of additional claims. Experience to date is consistent with this expectation.

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

Interest Rate Environment

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:
•Our general account investment portfolio, which was approximately $45 billion as of December 31, 2021, consists predominantly of fixed income investments and had an annualized earned yield of approximately 4.5% in the fourth quarter of 2021. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that were reinvested in fixed income investments during 2021 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.
•     Several of our products pay guaranteed minimum rates such as fixed accounts and a portion of the stable value accounts included within defined contribution retirement plans. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. In addition, we expect more policyholders to hold policies (lower lapses) with comparatively high guaranteed rates longer in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would positively impact earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect policyholders would be less likely to hold policies (higher lapses) with existing guarantees as interest rates rise.

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

Wealth Solutions
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

Health Solutions
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

Stranded Costs

As a result of the Individual Life Transaction, the historical revenues and certain expenses of the divested businesses have been classified as discontinued operations. Historical revenues and certain expenses of the businesses that have been divested via reinsurance at closing of the Individual Life Transaction (including an insignificant amount of Individual Life and non-Wealth Solutions annuities that are not part of the transaction) are reported within continuing operations, but are excluded from adjusted operating earnings as businesses exited or to be exited through reinsurance or divestment. Expenses classified within discontinued operations and businesses exited or to be exited through reinsurance include only direct operating expenses incurred by these businesses and then only to the extent that the nature of such expenses was such that we ceased to incur such expenses upon the close of the Individual Life Transaction. Certain other direct costs of these businesses, including those which relate to activities for which we provide transitional services and for which we are reimbursed under transition services agreements (“TSAs”) are reported within continuing operations along with the associated revenues from the TSAs. Additionally, indirect costs, such as those related to corporate and shared service functions that were previously allocated to the businesses sold or divested via reinsurance, are reported within continuing operations. These costs ("Stranded Costs") and the associated revenues from the TSAs are reported within continuing operations in Corporate, since we do not believe they are representative of the future run-rate of revenues and expenses of the continuing operations of our business segments. We have implemented a cost reduction strategy to address Stranded Costs. Refer to Restructuring in Part II, Item 7 of this Annual Report on Form 10-K for more information on this program.

Restructuring

Organizational Restructuring

Pursuant to the Company executing the Resolution MTA and the Individual Life Transaction, the Company sold five of its legal subsidiaries, SLD, SLDI, RRII, MUL and VAE to Resolution Life US, which is an insurance holding company newly formed by RLGH, a Bermuda-based limited partnership. The Company also executed an agreement with Cetera on June 9, 2021, where Cetera acquired the independent financial planning channel of VFA. Additionally, the Company transferred or ceased usage of a substantial number of administrative systems and is undertaking restructuring efforts to reduce stranded expenses associated with its Individual Life business and independent financial planning channel as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly and indirectly related to these dispositions beyond 2021, of $25 - $75 in addition to the $78 incurred during 2020 and $91 incurred for the year ended December 31, 2021.

See the Restructuring Note in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information on the restructuring activities related to the Individual Life Transaction.

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

The following table presents AUM and AUA as of the dates indicated:

	As of December 31,
($ in millions)	2021	2020
AUM and AUA:
Wealth Solutions	$536,246	$520,258
Investment Management	323,656	301,680
Health Solutions	1,887	1,837
Eliminations/Other	(122,754)	(123,587)
Total AUM and AUA(1)	$739,035	$700,188

AUM	$405,285	$364,610
AUA	333,749	335,578
Total AUM and AUA(1)	$739,035	$700,188
(1) Includes AUM and AUA related to the divested businesses, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

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

Sales for Health Solutions products are based on a calculation of annual premiums, which represent regular premiums on new policies, plus a portion of new single premiums.

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

Net gains (losses), Net investment gains (losses) and related charges and adjustments and Net guaranteed benefit losses and related charges and adjustments include changes in the fair value of derivatives. Increases in the fair value of derivative assets or decreases in the fair value of derivative liabilities result in "gains." Decreases in the fair value of derivative assets or increases in the fair value of derivative liabilities result in "losses."

In addition, we have certain products that contain guarantees that are embedded derivatives related to guaranteed benefits and index-crediting features, while other products contain such guarantees that are considered derivatives (collectively "guaranteed benefit derivatives").

Results of Operations - Company Consolidated

The following table presents our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
($ in millions)	2021	2020	Change
Revenues:
Net investment income	$2,774	$2,909	$(135)
Fee income	1,827	2,026	(199)
Premiums	(3,354)	2,416	(5,770)
Net gains (losses)	1,423	(365)	1,788
Other revenue	579	409	170
Income (loss) related to consolidated investment entities	981	254	727
Total revenues	4,230	7,649	(3,419)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(2,163)	4,101	(6,264)
Operating expenses	2,586	2,654	(68)
Net amortization of Deferred policy acquisition costs and Value of business acquired	795	352	443
Interest expense	186	159	27
Operating expenses related to consolidated investment entities	49	31	18
Total benefits and expenses	1,453	7,297	(5,844)
Income (loss) from continuing operations before income taxes	2,777	352	2,425
Income tax expense (benefit)	(98)	(18)	(80)
Income (loss) from continuing operations	2,875	370	2,505
Income (loss) from discontinued operations, net of tax	12	(419)	431
Net Income (loss)	2,887	(49)	2,936
Less: Net income (loss) attributable to noncontrolling interest	761	157	604
Less: Preferred stock dividends	36	36	—
Net income (loss) available to our common shareholders	$2,090	$(242)	$2,332

For additional information on reconciliations of Income (loss) from continuing operations before income taxes to Adjusted operating earnings before income taxes and Total revenues to Adjusted operating revenues, and their relative contributions of each segment, see Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Consolidated - Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Total Revenues

Total Revenues decreased $3,419 million from $7,649 million to $4,230 million. The following items contributed to the overall decrease.

Net investment income decreased $135 million from $2,909 million to $2,774 million primarily due to:
•transfer of assets to a comfort trust pursuant to the reinsurance agreements entered into concurrent with the closing of the Individual Life Transaction.

The decrease was partially offset by:

•higher alternative investment income in the current period primarily driven by market performance; and

•higher prepayment fee income in the current period primarily driven by interest rate movements.

Fee income decreased $199 million from $2,026 million to $1,827 million primarily due to:

•lower fee income compared to the prior period due to the close of the Individual Life Transaction in both businesses exited and Investment Management.

    The decrease was partially offset by:

•an increase in average fee-based fund AUM in Wealth solutions primarily driven by market performance, partially offset by a lower earned rate; and
•an increase in average external client AUM in Investment Management primarily driven by market performance and positive net flows.

Premiums decreased $5,770 million from $2,416 million to $(3,354) million primarily due to:
•the close of the Individual Life Transaction, at which point RLI, VRIAC, and RLNY ceded substantially all of their Individual Life and Non-Wealth Solution Annuities businesses to SLD, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders.

The decrease was partially offset by:

•higher premiums driven by growth of the Stop Loss and Voluntary blocks of business in Health Solutions.

Net gains (losses) changed $1,788 million from a loss of $365 million to a gain of $1,423 million primarily due to:

•realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction;
•a favorable change in the allowance for losses on commercial mortgage loans; and
•realized gain driven by the sale of our stake in a limited partnership interest.

The change were partially offset by:

•unfavorable mark-to-market adjustments on securities subject to fair value option accounting primarily driven by a general market re-pricing of prepayment risk;
•losses from market value changes associated with business reinsured, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders; and
•unfavorable changes in the fair value of guaranteed benefit derivatives as a result of interest rate movements.

Other revenue increased $170 million from $409 million to $579 million primarily due to:

•a net gain related to the sale of the independent financial planning channel of VFA; and
•revenue from transition services agreements resulting from the close of the Individual Life Transaction.

The increase was partially offset by:

•lower revenues driven by the sale of the independent financial planning channel of VFA; and
•performance fees earned in our Investment Management segment in the prior year which did not repeat.

Income related to consolidated investment entities increased $727 million from $254 million to $981 million primarily due to:

•increase due to favorable market appreciation in the limited partnerships due to higher demand for the alternative asset investment class; and
•new funds launched during the current period.

Total Benefits and Expenses

Total benefits and expenses decreased by $5,844 million from $7,297 million to $1,453 million. The following items contributed to the overall decrease.

Interest credited and other benefits to contract owners/policyholders decreased $6,264 million from $4,101 million to $(2,163) million primarily due to:

•the close of the Individual Life Transaction, at which point, RLI, VRIAC, and RLNY ceded substantially all of their Individual Life and Non-Wealth Solutions Annuities businesses to SLD, which are fully offset by a corresponding amount in Premiums;
•loss recognition and annual assumptions update unlocking during the prior year related to our businesses reinsured at the close of the Individual Life Transaction; and
•market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which are fully offset by a corresponding amount in Net gains (losses).

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

Operating expenses decreased $68 million from $2,654 million to $2,586 million primarily due to:
•lower expenses driven by the close of the Individual Life Transaction and sale of the independent financial planning channel of VFA;
•a ceding commission paid as part of the close of the Individual Life Transaction at which point RLI, VRIAC and RLNY ceded substantially all of the Individual Life and Non-Wealth Solution Annuities businesses to SLD;
•lower stranded costs in the current period related to the Individual Life Transaction due to increased benefits from costs savings;
•a favorable change in pension costs. See the Employee Benefit Arrangements Note in Part II, Item 8. of this Annual Report on Form 10-K for further information; and
•lower amortization of intangible assets in Corporate related to a prior acquisition that became fully amortized during the third quarter of 2020.

The decrease was partially offset by:

•an increase in growth-based expenses in our Wealth Solutions and Health Solutions segments;
•higher incentive compensation in Corporate due to strong performance in the current period;
•higher restructuring charges in the current period. See the Restructuring Note in Part II, Item 8. of this Annual Report on Form 10-K for information;
•higher compensation related expenses in our Investment Management segment primarily associated with higher earnings in the current period; and
•higher litigation reserves in Wealth Solutions during the current periods compared to the prior period.

Net amortization of DAC/VOBA increased $443 million from $352 million to $795 million primarily due to:

•amortization and loss recognition driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction;
•unfavorable annual assumption updates resulting in a write-down of DAC and VOBA, partially offset by unfavorable assumption updates in the prior period related to our businesses ceded to SLD at the close of the Individual Life Transaction; and
•higher amortization on higher gross profits and business growth in Wealth Solutions and Health Solutions.

The increase was partially offset by:

•favorable Wealth Solutions annual assumption update unlocking in the current period compared to unfavorable unlocking in the prior period.

Income Tax Benefit

Income tax benefit increased $80 million from $18 million to $98 million primarily due to:

•the $521 million release of the tax valuation allowance in 2021, which consisted of a $290 million allowance release related to all of the federal deferred tax assets and a substantial portion of the state deferred tax assets and a $231 million release of a stranded tax benefit allocated to continuing operations from Accumulated Other Comprehensive Income; and
•an increase in noncontrolling interest.

The increase was partially offset by:

•an increase in income before income taxes.

Loss from Discontinued Operations, net of Tax

Income (loss) from discontinued operations, net of tax changed $431 million from a loss of $419 million to income of $12 million primarily due to:

•unfavorable adjustments to the Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the prior period and favorable adjustments made in the current period; and
•net losses from discontinued operations, net of tax in the prior period which ceased at the close of the Individual Life Transaction.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings before Income Taxes

For additional information on the reconciliation adjustments listed below, see the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Net investment gains (losses) and related charges and adjustments changed $42 million from a gain of $22 million to a loss of $20 million primarily due to:

•unfavorable mark-to-market adjustments on securities subject to fair value option accounting primarily driven by a general market re-pricing of prepayment risk.

The change was partially offset by:

•a realized gain driven by the sale of our stake in a limited partnership interest; and
•a favorable change in the allowance for losses on commercial mortgage loans.

Net guaranteed benefit gains (losses) and related charges and adjustments changed $23 million from a gain of $22 million to a loss of $1 million primarily due to:

•unfavorable changes in derivative valuations due to interest rate movements.

Gain (loss) related to businesses exited through reinsurance or divestment changed $1,154 million from a loss of $342 million to an income of $812 million primarily due to:
The close of the Individual Life Transaction:

•at the close of the Individual Life Transaction the transfer of assets to a comfort trust pursuant to the reinsurance agreements resulted in realized gains which were partially offset by intangibles amortization and loss recognition; and
•actual versus expected mortality in the current year for the businesses ceded to SLD related to claims prior to the close of the Individual Life Transaction.

Other current year events:

•a gain in second quarter related to the sale of the independent financial planning channel of VFA net of transaction-related costs to sell;
•third quarter annual assumption updates which resulted in DAC and VOBA loss recognition on the deferred intangibles associated with our businesses ceded to SLD; and
•current year amortization of the deferred intangibles associated with the businesses ceded to SLD.

For further information on the deferred intangibles, see the Reinsurance Note in Part II, Item 8. of this Annual Report on Form 10-K.

Prior year impacts:

•net losses, due to loss recognition and unfavorable unlocking driven by the annual assumption updates net of favorable alternative investment performance, in the prior year related to the Individual Life and the Non-Wealth Solution Annuities businesses in RLI, VRIAC, and RLNY that were ceded to SLD at the close of the Individual Life Transaction.

For further details on loss recognition, see Critical Accounting Judgments and Estimates - Assumptions and Periodic Review in Part II, Item 7. of this Annual Report on Form 10-K.

Losses related to early extinguishment of debt increased $31 million primarily due to:
•losses in connection with debt extinguishments completed during the current year. See the Financing Agreements Note in Part II, Item 8. of this Annual Report on Form 10-K for further information.

Immediate recognition of net actuarial gains related to pension and other postretirement benefit obligations and gains from plan adjustments and curtailments increased $31 million from $2 million to $33 million. See Critical Accounting Judgments and Estimates - Employee Benefits Plans in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Other adjustments increased $64 million from a loss of $41 million to a loss of $105 million primarily due to:

•higher costs recorded in the current year related to restructuring. See the Restructuring Note in Part II, Item 8. of this Annual Report on Form 10-K for information.

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

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2021	2020
Adjusted operating revenues:
Net investment income and net gains (losses)	$2,114	$1,742
Fee income	1,056	877
Premiums	—	8
Other revenue	68	89
Total adjusted operating revenues	3,238	2,717
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	891	961
Operating expenses	1,146	1,075
Net amortization of DAC/VOBA	91	237
Total operating benefits and expenses	2,128	2,274
Adjusted operating earnings before income taxes(1)	$1,110	$443
(1) Includes unlocking related to annual review of the assumptions. Refer to DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further information.

The following tables present Total Client Assets, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of December 31,
($ in millions)	2021	2020
Full Service	$187,702	$165,412
Recordkeeping	279,501	247,309
Total Defined Contribution	467,203	412,721
Investment-only Stable Value	40,246	42,864
Retail Client and Other Assets	28,796	64,673
Total Client Assets	$536,246	$520,258

	As of December 31,
($ in millions)	2021	2020
Fee-based	$434,340	$379,840
Spread-based	33,359	34,712
Investment-only Stable Value	40,246	42,864
Retail Client Assets	28,300	62,842
Total Client Assets	$536,246	$520,258

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Wealth Solutions segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2021	2020
Full Service - Corporate markets:
Deposits	$14,740	$12,400
Surrenders, benefits and product charges	(13,709)	(10,468)
Net flows	1,031	1,934
Full Service - Tax-exempt markets:
Deposits	6,239	8,203
Surrenders, benefits and product charges	(6,694)	(8,533)
Net flows	(455)	(330)
Total Full Service Net Flows	$576	$1,604

Recordkeeping and Stable Value:
Recordkeeping Net Flows	$(6,731)	$24,497
Investment-only Stable Value Net Flows	$(2,108)	$4,291

Wealth Solutions - Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Adjusted operating earnings before income taxes increased $667 million from $443 million to $1,110 million primarily due to:

•higher alternative investment income;
•a favorable change in DAC unlocking primarily due to equity market performance and unfavorable annual assumption updates in the prior year; and
•higher fee revenue driven by higher average equity markets, partially offset by the impact of the Financial Planning Channel sale and a lower earned rate.

The increase was partially offset by:

•higher expenses primarily driven by business growth, partially offset by the impact of the Financial Planning Channel sale;
•higher amortization of DAC driven by higher gross profits and business growth; and
•a higher legal accrual in the current period compared to the prior period.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2021	2020
Adjusted operating revenues:
Net investment income and net gains (losses)	$103	$15
Fee income	667	619
Other revenue	13	69
Total adjusted operating revenues	783	702
Operating benefits and expenses:
Operating expenses	544	506
Total operating benefits and expenses	544	506
Adjusted operating earnings before income taxes	$239	$197

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Year Ended December 31,
($ in millions)	2021	2020
Investment Management intersegment revenues	$92	$110

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of December 31,
($ in millions)	2021	2020
AUM
External clients:
Institutional(1)	$148,921	$111,964
Retail(1)	76,907	75,116
Total external clients	225,829	187,080
General account	38,004	58,421
Total AUM(1)	263,832	245,501
AUA(2)	59,823	56,179
Total AUM and AUA(1)(2)	$323,656	$301,680
(1) Includes assets associated with the divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2021	2020
Net Flows:
Institutional(1)	$9,075	$10,614
Retail	(1,304)	(2,240)
Divested businesses	(2,974)	(2,506)
Total(1)	$4,796	$5,869
(1) Starting Q1 2021, amounts exclude liquidity related cash flow activities. Historical periods presented have been revised to conform with this presentational change.

Investment Management - Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Adjusted operating earnings before income taxes increased $42 million from $197 million to $239 million primarily due to:

•higher investment capital returns primarily driven by overall market performance; and
•higher fee revenue primarily driven by higher average equity markets and positive net flows, partially offset by a decline in fees earned as a result of the Individual Life Transaction.

    The increase was partially offset by:

•lower other revenue primarily due to prior year performance fees which did not repeat; and
•higher operating expenses primarily driven by variable compensation due to higher earnings.
Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2021	2020
Adjusted operating revenues:
Net investment income and net gains (losses)	$165	$114
Fee income	69	61
Premiums	2,168	1,986
Other revenue	(7)	(7)
Total adjusted operating revenues	2,395	2,155
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,674	1,495
Operating expenses	492	436
Net amortization of DAC/VOBA	25	19
Total operating benefits and expenses	2,191	1,951
Adjusted operating earnings before income taxes	$204	$204

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2021	2020
Sales by Product Line:
Group life and Disability	$110	$119
Stop loss	355	308
Total group products	465	427
Voluntary products	128	134
Total sales by product line	$593	$561

Total gross premiums and deposits	$2,429	$2,234

Group life and Disability	752	714
Stop loss	1,181	1,096
Voluntary	576	472
Total annualized in-force premiums	$2,510	$2,282

Loss Ratios:
Group life (interest adjusted)	95.5%	81.8%
Stop loss	77.3%	77.7%
Total Loss Ratio(1)	72.5%	70.4%
(1) Total Loss Ratio is presented on a trailing twelve month basis.

Health Solutions- Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Adjusted operating earnings before income taxes did not change from $204 million primarily due to:

•higher premiums driven by growth of the Stop Loss and Voluntary blocks; and
•higher investment income primarily driven by alternative asset income.

The favorable changes were offset by:

•higher benefits incurred due to growth in business and COVID-19 impacts, partially offset by a lower Voluntary loss ratio; and
•higher distribution expenses, commissions and amortization of intangibles driven by business growth.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Year Ended December 31,
($ in millions)	2021	2020
Adjusted operating revenues:
Net investment income and net gains (losses)	$4	$16
Other revenue	96	5
Total adjusted operating revenues	100	21
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	18
Operating expenses(1)	160	142
Interest Expense(2)	201	210
Total operating benefits and expenses	361	369
Adjusted operating earnings before income taxes	$(261)	$(349)
(1) Includes expenses from corporate activities, and expenses not allocated to our segments. Years ended December 31, 2021 and 2020 primarily include stranded costs related to the divested businesses and amortization of intangibles.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Adjusted operating earnings before income taxes improved $88 million from a loss of $349 million to a loss of $261 million primarily due to:

•revenue resulting from transition services agreements associated with the Individual Life Transaction;
•lower stranded costs in the current period related to the Individual Life Transaction due to increased benefits from cost savings initiatives;
•lower amortization associated with intangibles that became fully amortized in the third quarter of 2020; and
•lower interest expense driven by current year debt extinguishments.

The improvement was partially offset by:

•higher incentive compensation expense in the current period driven by an increase in Adjusted operating earnings before income taxes.

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

The following table presents the investment income for the years ended December 31, 2021 and 2020, respectively, and the average assets of alternative investments as of the dates indicated:

	Year Ended December 31,
($ in millions)	2021	2020
Wealth Solutions:
Alternative investment income	$511	$107
Average alternative investments	1,360	878
Investment Management:
Alternative investment income	104	15
Average alternative investments	309	237
Health Solutions:
Alternative investment income	50	13
Average alternative investments	134	99

DAC/VOBA and Other Intangibles Unlocking
Changes in Adjusted operating earnings before income taxes and Net income (loss) are influenced by increases and decreases in amortization of DAC, VOBA, deferred sales inducements ("DSI"), and unearned revenue ("URR"), collectively, "DAC/VOBA and other intangibles". Unlocking, described below, related to DAC, VOBA, DSI and URR, as well as amortization of net cost of reinsurance, are referred to as "DAC/VOBA and other intangibles unlocking."

We amortize DAC/VOBA and other intangibles related to fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and our overall short-term and long-term future expectations for returns available in the capital markets. At each valuation date, estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance, which is referred to as unlocking. As a result of this process, the cumulative balances of DAC/VOBA and other intangibles are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in a benefit to income ("favorable unlocking") generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. Changes in DAC/VOBA and other intangibles due to contract changes or contract terminations higher than estimated are also included in "unlocking." At each valuation date, we evaluate these assumptions and, if actual experience or other evidence suggests that earlier assumptions should be revised, we adjust the reserve balance, with a related charge or credit to Policyholder benefits. These reserve adjustments are included in unlocking associated with all our segments. An unlocking event that results in a charge to income ("unfavorable unlocking") generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedules for future periods are also adjusted.

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

The following table presents the amount of DAC/VOBA and other intangibles unlocking included in Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2021	2020
Wealth Solutions	$29	$(149)
Total DAC/VOBA and other intangibles unlocking	$29	$(149)

We also review the estimated gross profits for each of our blocks of business to determine recoverability of DAC/VOBA and other intangibles each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. During the third quarter of 2021, our reviews did not result in material loss recognition or premium deficiency reserve that impacted Adjusted operating earnings before income taxes. During the third quarter of 2020, our reviews resulted in loss recognition, related to the reductions in long-term interest rates and equity rate of return, of $68 million, $10 million of which was reflected in Adjusted operating earnings before income taxes and included in the table above. The remaining $58 million was excluded from Adjusted operating earnings before income taxes and reflected in Income (loss) from businesses exited or to be exited through reinsurance. See Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for more information.

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

The following discussion presents a review of our sources and uses of liquidity and capital. This discussion should be read in its entirety and in conjunction with the Off-Balance Sheet Arrangements and Aggregate Contractual Obligations table contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K.

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

Business divestitures have also provided an important source of liquidity in recent periods, including through a significant increase in excess capital levels as a result of the completion of the Individual Life transaction in January 2021. We estimate that our excess capital (which we define as the amount of capital and surplus in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of December 31, 2021 was approximately $1.5 billion.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Beginning cash and cash equivalents balance	$212	$212	$209
Sources:
Proceeds from loans from subsidiaries, net of repayments(2)	12	585	65
Dividends and returns of capital from subsidiaries	1,633	294	1,064
Proceeds from Resolution Sale	672	—	—
Proceeds from issuance of preferred stock, net	—	—	293
Amounts received from subsidiaries under tax sharing agreements, net	—	231	—
Refund of income taxes, net	—	112	128
Proceeds from sale of equity securities, net	—	—	121
DCSP Hedge Collateral Movements	10	—	—
Sale of Interest in Wholly Owned Subsidiary	80	—	—
Asset maturities and investment income, net	215	—	—
Other, net	—	—	15
Total sources	2,622	1,222	1,686
Uses:
Repurchase of Senior Notes	453	—	97
Premium paid and other fees related to debt extinguishment	28	—	9
Payment of interest expense	130	132	136
Capital provided to subsidiaries (1)	49	441	3
Repayments of loans from subsidiaries, net of new issuances	523	—	—
New issuances of loans to subsidiaries, net of repayments(2)	—	—	85
Amounts paid to subsidiaries under tax sharing arrangements, net	141	—	123
Common stock acquired - Share repurchase	1,113	516	1,136
Share-based compensation	44	17	22
Dividends paid on preferred stock	36	36	28
Dividends paid on common stock	80	76	44
Other, net	35	4	—
Total uses	2,632	1,222	1,683
Net increase (decrease) in cash and cash equivalents	(10)	—	3
Ending cash and cash equivalents balance	$202	$212	$212
(1) Reflects a capital contribution to SLDI of $315 million during 2020.
(2) Reflects netting of intercompany receivable from subsidiaries of $45 million in 2021 and $17 million in 2020.

Share Repurchase Program and Dividends to Shareholders

See the Shareholders' Equity Note in Part II, Item 8. of this Annual Report on Form 10-K for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, we were authorized to repurchase shares up to an aggregate purchase price of $521 million.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

($ in millions)	Year Ended December 31,
	2021	2020	2019
Dividends paid on common shares	$80	$76	$44
Repurchases of common shares (at cost)	1,143	526	1,096
Total	$1,223	$602	$1,140

Subsequent to December 31, 2021, the Company repurchased 2,050,270 shares through a 10b5-1 plan for an aggregate purchase price of $145 million.

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

Non-controlling interest in limited partnerships, a component of Shareholders' Equity on our Consolidated Balance Sheets, increased as a result of favorable market appreciation in limited partnership investments, net of contributions and distributions. See the Consolidated and Nonconsolidated Investment Entities Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional details over changes in non-controlling interest during the year and impacting capitalization.

As of December 31, 2021, we had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the year ended December 31, 2021:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Total long-term debt	$3,044	$—	$(453)	$4	$2,595

As of December 31, 2020, we had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the year ended December 31, 2020:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Total long-term debt	$3,042	$—	$—	$2	$3,044

As of December 31, 2021, we were in compliance with our debt covenants.

See the Financing Agreements and Shareholders' Equity Notes in Part II, Item 8. of this Annual Report on Form 10-K for additional details over changes in debt and equity during the year and impacting capitalization.

Financial Leverage Ratio

The Financial Leverage Ratio is a measure that we use to monitor the level of our debt relative to our total capitalization. It is influenced by changes in the amount of our Financial obligations (numerator) and changes in our Adjusted capitalization (denominator) which includes Total shareholders’ equity. The following table presents the financial leverage ratio for the periods indicated:

	As of December 31,
($ in millions)	2021	2020
Financial Debt
Total financial debt	$2,596	$3,045
Other financial obligations(1)	300	485
Total financial obligations	2,896	3,530

Equity(7)
Preferred equity(2)	612	612
Common equity, excluding AOCI	5,541	4,600
Total shareholders' equity, excluding AOCI	6,153	5,212
AOCI	2,100	4,898
Total Voya Financial, Inc. shareholders' equity	8,253	10,110
Noncontrolling interest	1,568	1,068
Total shareholders' equity	$9,821	$11,178

Capital(7)
Capitalization(3)	$10,849	$13,155
Adjusted capitalization(4)	$12,717	$14,708

Debt-to-Capital(7)
Debt-to-Capital Ratio(5)	23.9%	23.1%
Financial Leverage Ratio(6)	27.6%	28.2%
(1) Includes operating leases, financing leases, and unfunded pension plan after-tax.
(2) Includes preferred stock par value and additional paid-in-capital.
(3) Includes Total financial debt and Total Voya Financial, Inc. shareholders' equity.
(4) Includes Total financial obligations and Total shareholders' equity.
(5) Total financial debt divided by Capitalization.
(6) Total financial obligations and Preferred equity divided by Adjusted capitalization.
(7) 2021 results include impacts related to the close of the Individual Life Transaction for both the sold entities and the businesses that were ceded: Common equity, excluding AOCI, includes the investment gains, net of related intangible amortization and charges, due to the transfer of assets to the comfort trust; AOCI includes the reduction in unrealized gains and related intangible amortization and charges related to transfer of assets to the comfort trust as well as the release of the AOCI related to the sold entities.

Our Financial Leverage Ratio decreased 60 basis points from 28.2% at December 31, 2020 to 27.6% at December 31, 2021. This decrease was primarily driven by debt extinguishment, partially offset by a decrease in Adjusted capitalization. The decrease in Adjusted capitalization was primarily due to repurchases of common stock and a reduction in Accumulated other comprehensive income related to the Life Insurance Transaction and the effect of higher interest rates, partially offset by increases in Net income available to common shareholders and in Noncontrolling interest. For further details about the change in Noncontrolling interest, refer to the Consolidated and Nonconsolidated Investment Entities Note in Part II, Item 8. of this Annual Report on Form 10-K.

Preferred Stock

Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A and Series B preferred stock for the last preceding dividend period.
During the year ended December 31, 2021, we declared and paid dividends of $20 million and $16 million on the Series A and Series B preferred stock, respectively. During the year ended December 31, 2020, we declared and paid dividends of $20 million and $16 million on the Series A and Series B preferred stock, respectively. During the year ended December 31, 2019, we declared and paid dividends of $20 million and $8 million on the Series A and Series B preferred stock, respectively. As of December 31, 2021, there were no preferred stock dividends in arrears. See the Shareholders' Equity Note in Part II, Item 8. of this Annual Report on Form 10-K for further information on preferred stock issuances.

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

We did not recognize any asset or liability as of December 31, 2021 in relation to intercompany indemnifications, guarantees or support agreements. As of December 31, 2021, no guarantees existed in which we were required to currently perform under these arrangements.

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

Repurchase Agreements

We enter into reverse repurchase agreements and engage in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase our return on investments and improve liquidity.

See Business, Basis of Presentation and Significant Accounting Policies and Investments (excluding Consolidated Investment Entities) Note in Part II, Item 8. of this Annual report on 10-K for further information on repurchase agreements.

FHLB

We are currently a member of the FHLB of Boston and the FHLB of Des Moines and may engage in transactions with FHLB for investment income enhancement and/or liquidity purposes. We are required to maintain a collateral deposit to back any funding agreements issued by the FHLB. We have the ability to obtain funding from the FHLBs, in the form of non-putable funding agreements, based on a percentage of the value of our assets and subject to the availability of eligible collateral. The types of securities generally pledged include mortgage securities, commercial real estate and U.S. treasury securities. Our borrowing capacity is also limited by the lending value of our assets eligible to be pledged to the FHLB. As of December 31, 2021 and 2020, our available collateral lending value was approximately $2.4 billion for VRIAC and RLI.

We had $1,461 million and $795 million in FHLB funding agreements as of December 31, 2021 and 2020, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, we had assets with a market value of approximately $1,881 million and $1,386 million, respectively, which collateralized the FHLB funding agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of December 31, 2021, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.5 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of December 31, 2021, Voya Financial, Inc. had $130 million in outstanding borrowings from subsidiaries and had loaned $123 million to its subsidiaries.

Collateral - Derivative Contracts

As of December 31, 2021, we held $17 million and $71 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2020, we held $5 million and $140 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2021, we delivered $124 million of securities and held two securities as collateral. As of December 31, 2020, we delivered $170 million of securities and held no securities as collateral. See the Derivatives Note in Part II, Item 8. Of this Annual report on 10-K for information on collateral for derivatives.

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
(3) Moody’s financial strength ratings for insurance companies range from "Aaa (exceptional)" to "C (lowest)." Numeric modifiers are used to refer to the ranking within the group with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Long-term credit ratings range from "Aaa (highest)" to "C (default)."
(4) S&P's financial strength ratings for insurance companies range from "AAA (extremely strong)" to "D (default)." Long-term credit ratings range from "AAA (extremely strong)" to "D (default)."
(5) Effective April 11, 2019, A.M. Best withdrew, at the Company’s request, its financial strength ratings with respect to Voya Financial, Inc. and Voya Retirement Insurance and Annuity Company.

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium- or long-term trend in credit fundamentals, which if continued, may lead to a rating change. In June of 2021, Moody’s revised its outlook for the U.S. life insurance sector from negative to stable. In December of 2021, A.M. Best revised its outlook on the U.S. life insurance sector from negative to stable. Also in December 2021, Fitch revised its outlook for the U.S. life insurance sector from negative to neutral.

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

The S&P financial strength rating of our reinsurers with our largest reinsurance recoverable balances are A- rated or better. These reinsurers are (i) Resolution Life US and its subsidiaries, (ii) Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York and subsidiaries of Lincoln National Corporation ("Lincoln"), and (iii) RGA Reinsurance Company. Only those reinsurance recoverable balances where recovery is deemed probable are recognized as assets on our Consolidated Balance Sheets.

In connection with the Individual Life Transaction on January 4, 2021, RLI, RLNY, and VRIAC entered into reinsurance agreements with SLD. Pursuant to these agreements, RLI and VRIAC reinsured to SLD a 100% quota share, and RLNY reinsured to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC remain subsidiaries of our Company.

For additional information regarding our reinsurance recoverable balances, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. and the Reinsurance Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Pension and Postretirement Plans

When contributing to our qualified retirement plans we will take into consideration the minimum and maximum amounts required by ERISA, the attained funding target percentage of the plan, the variable-rate premiums that may be required by the Pension Benefit Guaranty Corporation ("PBGC") and any funding relief that might be enacted by Congress. Contributions to our non-qualified plans and other postretirement and post-employment plans are funded from general assets of the respective sponsoring subsidiary company as benefits are paid.

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

Our Principal Insurance Subsidiary domiciled in Connecticut has ordinary dividend capacity for 2021. However, as a result of the extraordinary dividends it paid in 2015, 2016 and 2017, together with deferred gains on reinsurance in connection with historical recaptures and cessions of term life insurance business including the recent Individual Life Transaction, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and cannot make ordinary dividend payments. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

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

The following table summarizes dividends permitted to be paid by our Principal Insurance Subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval and dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Permitted without Approval		Dividends Paid		Extraordinary Distributions Paid
			Year Ended December 31,		Year Ended December 31,
($ in millions)	2022	2021	2021	2020	2021	2020
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$522	$372	$78	294	$474	$—
ReliaStar Life Insurance Company ("RLI") (MN)	—	—	—	—	358	—

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies. For the year ended December 31, 2021, dividends, net of capital contributions, received by Voya Financial, Inc. and Voya Holdings from non-life subsidiaries was $606 million, of which $112 million was a net non-cash contribution to the non-life subsidiaries. For the year ended December 31, 2020, dividends net of capital contributions received by Voya Financial, Inc. and Voya Holdings from non-life subsidiaries was $13 million.

Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries

Each of our wholly owned Principal Insurance Subsidiaries is subjected to minimum risk based capital ("RBC") requirements established by the insurance departments of their applicable state of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the NAIC, to RBC requirements, as defined by the NAIC. Each of our U.S. insurance subsidiaries exceeded the minimum RBC requirements that would require regulatory or corrective action for all periods presented herein. Our estimated RBC ratio on a combined basis for our Principal Insurance Subsidiaries, with adjustments for certain intercompany transactions, was approximately 550% as of December 31, 2021. We also established a new RBC target of 375%, effective December 31, 2021.

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

The following table summarizes the estimated ratio of TAC to CAL on a combined basis primarily for our Principal Insurance Subsidiaries adjusted for an intercompany loan of $130 million as of December 31, 2021, and pro forma for the Individual Life Transaction and adjusted for an intercompany loan of $653 million as of December 31, 2020.

($ in millions)			($ in millions)
As of December 31, 2021			As of December 31, 2020
CAL	TAC	Ratio	CAL	TAC	Ratio
$834	$4,584	550%	$767	$3,823	498%

For additional information regarding RBC, see Business-Regulation-Insurance Regulation in Part I, Item 1. of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents our on- and off- balance sheet contractual obligations due in various periods as of December 31, 2021. The payments reflected in this table are based on our estimates and assumptions about these obligations and consequently the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Purchase obligations(1)	$993	$948	$45	$—	$—
Reserves for insurance obligations(2)(3)	59,389	3,950	6,818	7,276	41,345
Retirement and other plans(4)	1,701	157	318	330	896
Short-term and long-term debt obligations(5)	5,844	140	444	882	4,378
Operating leases(6)	133	33	49	25	26
Finance leases(7)	23	21	2	—	—
Securities lending, repurchase agreements and collateral held(8)	1,300	1,195	—	—	105
Total(9)	$69,383	$6,444	$7,676	$8,513	$46,750
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
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting consistent with assumptions used in amortizing DAC. Estimated cash payments are undiscounted for the time value of money. Accordingly, the sum of cash flows presented of $59.4 billion significantly exceeds the sum of Future policy benefits and Contract owner account balances of $52.8 billion recorded on our Consolidated Balance Sheets as of December 31, 2021. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
(3) Contractual obligations related to certain closed blocks that were divested through reinsurance to third parties with reserves in the amount of $1.1 billion, have been excluded from the table. Although we are not relieved of legal liability to the contract holder for these closed blocks, third-party collateral of $1.4 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(8) Securities loan, repurchase agreements, and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative and cleared derivative contracts as well as the obligations related to borrowings under repurchase agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements and collateral held include off-balance sheet non-cash collateral of $117 million and $96 million, respectively.
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

Insurance and Other Reserves

Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions, which are "locked-in" at inception of the contracts, include interest rates, mortality, expenses and persistency and are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 1.5% to 7.7%. Due to the locked-in assumptions, sensitivity associated with these contracts do not result in significant impacts to our results of operations.

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions, which are locked-in at inception of the contracts, include interest rates, mortality and expenses, and are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.3% to 5.3%. Due to the locked-in assumptions, sensitivity associated with these contracts do not result in significant impacts to our results of operations

Although assumptions are locked-in upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation. See "Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles" below for premium deficiency reserves established during 2021 and 2020.

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

Stabilizer and MCG: We also issue stabilizer ("Stabilizer") contracts that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. The managed custody guarantee product ("MCG") is a stand-alone derivative and is measured in its entirety at estimated fair value.

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

The liabilities for Stabilizer embedded derivatives and the MCG stand-alone derivative include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for our Stabilizer embedded derivatives and the MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). Our nonperformance risk adjustment is based on a blend of observable, similarly rated peer holding company credit spreads, adjusted to reflect the credit quality of our individual insurance subsidiary that issued the guarantee, as well as an adjustment to reflect the non-default spreads and the priority and recovery rates of policyholder claims.

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

Assumptions and Periodic Review

Assumptions deemed critical to the DAC/VOBA and other intangibles estimates include the long-term equity rate of return, long-term interest rate, and future mortality. Changes in assumptions can have a significant impact on DAC/VOBA and other intangibles balances, amortization rates, reserve levels, and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC/VOBA and other intangibles, reserves, and the related results of operations. During the third quarter of 2021 and 2020, we conducted our annual review of assumptions, including projection model inputs and made a number of changes to our assumptions which impacted the results of our segments included in our Net income (loss).

For the third quarter of 2021, the impact of annual assumption changes on Adjusted operating earnings before income taxes was $10 million favorable DAC/VOBA unlocking associated with our continuing operations. This was fully offset by $15 million unfavorable DAC/VOBA unlocking associated with our divested businesses and excluded from Adjusted operating earnings before income taxes for the current period. The favorable DAC/VOBA unlocking in our continuing operations for the current period was primarily driven by changes in asset return assumptions. DAC/VOBA unlocking is reflected in Net amortization of DAC/VOBA in the Consolidated Statements of Operations.

During the third quarter of 2021, and as a result of the annual review of assumptions, we recorded loss recognition of $136 million for DAC/VOBA and established premium deficiency reserves of $225 million, both of which were related to our divested businesses and excluded from Adjusted operating earnings for the current period. Loss recognition related to DAC/VOBA and premium deficiency reserves were recorded in Net amortization of DAC/VOBA and Interest credited to contract owner account balances, respectively in the Consolidated Statements of Operations.

During the first quarter of 2021, and as a result of the close of the Individual Life transaction, we reviewed our blocks of business to determine recoverability of DAC/VOBA and other intangibles. This review resulted in the write down of DAC/VOBA and recording loss recognition of $302 million associated with DAC/VOBA and the establishment of premium deficiency reserves of $221 million in our divested businesses. The loss recognition and establishment of premium deficiency reserves were recorded in the Consolidated Statements of Operations and excluded from Adjusted operating earnings.

During the third quarter of 2020, we conducted our annual review of assumptions and made changes which impacted our segments' results of operations, as well as the results of discontinued operations described below. The impact of assumption changes on our results from continuing operations was unfavorable unlocking of $383 million, of which $165 million was included in Adjusted operating earnings before income taxes for the current period. The impact of the annual review of assumptions on our discontinued operations resulted in unfavorable unlocking of $193 million which was reported in Income (loss) from discontinued operations for the current period. Unlocking in the third quarter of 2020 was primarily driven by changes in long term interest and equity rates.

During the third quarter of 2020, and as a result of the annual review of assumptions, we recorded loss recognition associated with certain blocks of reserves associated with our continuing and discontinued operations. Loss recognition recorded in continuing operations was $171 million, of which $10 million was reflected in Adjusted operating earnings before income taxes. Loss recognition recorded in discontinued operations was $26 million and was reported Income (loss) from discontinued operations, net of tax.

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

($ in millions)	As of December 31, 2021

Decrease in long-term equity rate of return assumption by 100 basis points	$(29)
A change to the long-term interest rate assumption of -50 basis points	(34)
A change to the long-term interest rate assumption of +50 basis points	24
An assumed increase in future mortality by 1%	—
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

Valuation of Investments and Derivatives

Our investment portfolio includes certain investments recorded at fair value and consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, short-term investments, other invested assets and derivative financial instruments. We enter into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our universal-life type and annuity products.

See the Investments (excluding Consolidated Investment Entities) Note and the Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

Investments

We measure the fair value of our financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk, including our own credit risk. The estimate of fair value is the price that would be received to sell an asset or paid to transfer a liability ("exit price") in an orderly transaction between market participants in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We use a number of valuation sources to determine the fair values of our financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, industry-standard, vendor-provided software that models the value based on market observable inputs, and other internal modeling techniques based on projected cash flows.

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

Derivatives

Derivatives are carried at fair value, which is determined by using observable key financial data, such as yield curves, exchange rates, S&P 500 prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap Rates ("OIS") or through values established by third-party sources, such as brokers. Valuations for our futures contracts are based on unadjusted quoted prices from an active exchange. Counterparty credit risk is considered and incorporated in our valuation process through counterparty credit rating requirements and monitoring of overall exposure. Our own credit risk is also considered and incorporated in our valuation process.

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

In addition, we have entered into coinsurance with funds withheld and modified coinsurance reinsurance arrangements that contain embedded derivatives. The fair value of the embedded derivatives is based on the change in the fair value of the underlying assets held in the trust using the valuation methods and assumptions described for our investments held.

The valuation of derivatives involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from, these assumptions used in such valuations can have a significant effect on the results of operations.

For additional information regarding the fair value of our investments and derivatives, see the Fair Value Measurements (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. For additional information regarding the sensitivities of interest rate risk and equity market price risk and impact on investments and derivatives, see the Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.
Impairments
Fixed maturities, available-for-sale, and mortgage loans on real estate can be subject to credit impairment, which can have a significant effect on the results of operations. Refer to the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for an understanding of our methodology and significant inputs considered within the allowance for credit losses and impairments. For additional information regarding the evaluation process for credit impairments, refer to the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Income Taxes

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax liabilities and assets for items recognized differently in our Consolidated Financial Statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets, which resulted in a release of a significant portion of our remaining valuation allowance in the current year.

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

For further information on our income taxes, including information on the valuation allowance release, see the Income Taxes Note to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Tax Contingencies

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained under examination by the applicable taxing authority. We also consider positions that have been reviewed and agreed to as part of an examination by the applicable taxing authority. For items that meet the more-likely-than-not recognition threshold, we measure the tax position as the largest amount of benefit that is more than 50% likely to be realized upon ultimate resolution with the applicable tax authority that has full knowledge of all relevant information. Tax positions that do not meet the more-likely-than-not standard are not recognized.

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

The table below summarizes the components of the net actuarial (gains) losses related to pension obligations recognized within Operating expenses in our Consolidated Statements of Operations for the periods indicated:

(Gain)/Loss Recognized ($ in millions)	2021	2020	2019
Discount Rate	$(102)	$208	$292
Asset Returns	48	(190)	(263)
Mortality Table Assumptions	7	(21)	(22)
Demographic Data and other	15	1	(11)
Total Net Actuarial (Gain)/Loss Recognized	$(32)	$(2)	$(4)

For the year ended December 31, 2021, we increased our pension plans discount rate by 0.33% resulting in a decrease in our benefit obligations and a corresponding actuarial gain of $102 million. This increase in the discount rate was driven by increase in the 30-year Treasury and corporate AA yields. For the year ended December 31, 2020, we decreased our pension plans discount rate by 0.69% resulting in an increase in our benefit obligations and a corresponding actuarial loss of $208 million. This decrease in the discount rate was driven by decrease in the 30-year Treasury and corporate AA yields. For the year ended December 31, 2019, we decreased our pension plans discount rate by 1.1%, resulting in an increase in our benefit obligations and a corresponding actuarial loss of $292 million. This decrease in the discount rate was driven by decrease in the 30-year Treasury and corporate AA yields.

Our expected long-term rate of return on our Voya Retirement Plan (the "Retirement Plan") assets was 5.60% and 6.25% for 2021 and 2020, respectively. Our expected return on plan assets is calculated using 30-year forward looking assumptions based on the long-term target asset allocation. In 2021, the actual return on our Retirement Plan assets was approximately 4.14%, resulting in an actuarial loss of $48 million. In 2020, the actual return on our Retirement Plan assets was approximately 15.6%, resulting in an actuarial gain of $190 million. In 2019, the actual return on our Retirement Plan assets was approximately 24.4%, resulting in an actuarial gain of $263 million.

In October 2021, the Society of Actuaries ("SOA") released and we adopted new mortality improvement projection scales (MP-2021) that projected a higher rate of mortality improvement than what was issued in 2020. These mortality assumption changes increased our total benefit liability by less than 1% in 2021 and contributed $7 million to the net actuarial gain for the year ended December 31, 2021. Changes in mortality assumptions in 2020 and 2019 contributed $(21) million and $(22) million, respectively, to the net actuarial (gain)/loss in those periods.

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

The discount rates are based on current market information provided by plan actuaries. The discount rate modeling process involves selecting a portfolio of high quality, non-callable bonds that will match the cash flows of the defined benefit pension plans. The weighted average discount rate in 2021 for the net periodic benefit cost was 2.67% for defined benefit pension plans. The discount rate as of December 31, 2021 for the benefit obligation of our pension plans was 3.00%.

As of December 31, 2021, the sensitivities of the effect of a change in the discount rate are as presented below. This represents the estimate of actuarial gains (losses) that would be recognized immediately through Operating expenses in our Consolidated Statements of Operations:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans
Increase in discount rate by 100 basis points	$(267)
Decrease in discount rate by 100 basis points	330

($ in millions)	Increase (Decrease) in Pension Benefit Obligation
Increase in discount rate by 100 basis points	$(267)
Decrease in discount rate by 100 basis points	330
The discount rate to be used to determine interest cost for 2022 is 3.00%. The estimated impact of this change as well as actuarial gain on discount rate experienced during 2021 is expected to increase our net periodic pension cost by approximately $5 million.

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

The expected rate of return for 2021 was 5.60%, net of expenses, for the Retirement Plan. The expected rate of return assumption is only applicable to the Retirement Plan as assets are not held by any of the other pension and other postretirement plans.

As of December 31, 2021, the effect of a change in the actual rate of return on the net periodic benefit cost is presented in the table below. This represents the estimate of actuarial gains (losses) that would be recognized immediately through Operating expenses in our Consolidated Statements of Operations:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans
Increase in actual rate of return by 100 basis points	$(22)
Decrease in actual rate of return by 100 basis points	22

The expected rate of return for 2022 is 4.85%, net of expenses, for the Retirement Plan, reflecting a change in asset allocation from equity securities to fixed maturities. The estimated impact of this change as well as the actuarial loss experienced on plan assets in 2021 is expected to increase our net periodic benefit cost by approximately $17 million.

In addition to the expected increases in net periodic benefit cost described above, $2 million of expected increase relates to other components of net periodic pension cost, such as service cost, that are not influenced by the discount rate or expected return on plan assets assumptions.

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

See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31, 2021		December 31, 2020
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$33,699	73.9%	$43,569	76.6%
Fixed maturities, at fair value option	2,354	5.2%	3,011	5.3%
Equity securities, at fair value	240	0.5%	242	0.4%
Short-term investments(1)	97	0.2%	111	0.2%
Mortgage loans on real estate	5,612	12.3%	6,741	11.9%
Policy loans	392	0.9%	718	1.3%
Limited partnerships/corporations	1,739	3.8%	1,476	2.5%
Derivatives	171	0.4%	215	0.4%
Other investments	79	0.2%	319	0.6%
Securities pledged	1,198	2.6%	449	0.8%
Total investments	$45,581	100.0%	$56,851	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector, as of the dates indicated:

	December 31, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$764	2.2%	$1,003	2.7%
U.S. Government agencies and authorities	69	0.2%	81	0.2%
State, municipalities and political subdivisions	1,000	2.9%	1,111	3.0%
U.S. corporate public securities	10,402	30.5%	11,941	32.1%
U.S. corporate private securities	4,889	14.3%	5,325	14.3%
Foreign corporate public securities and foreign governments(1)	3,373	9.9%	3,723	10.0%
Foreign corporate private securities(1)	3,320	9.7%	3,501	9.4%
Residential mortgage-backed securities	4,183	12.3%	4,302	11.5%
Commercial mortgage-backed securities	4,032	11.8%	4,183	11.2%
Other asset-backed securities	2,069	6.2%	2,081	5.6%
Total fixed maturities, including securities pledged	$34,101	100.0%	$37,251	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2020
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,033	2.5%	$1,471	3.1%
U.S. Government agencies and authorities	74	0.2%	102	0.2%
State, municipalities and political subdivisions	1,166	2.9%	1,346	2.9%
U.S. corporate public securities	13,366	32.7%	16,387	34.9%
U.S. corporate private securities	5,653	13.8%	6,446	13.7%
Foreign corporate public securities and foreign governments(1)	4,023	9.8%	4,736	10.0%
Foreign corporate private securities(1)	4,220	10.3%	4,646	9.9%
Residential mortgage-backed securities	5,370	13.1%	5,626	12.0%
Commercial mortgage-backed securities	3,882	9.5%	4,131	8.8%
Other asset-backed securities	2,110	5.2%	2,138	4.5%
Total fixed maturities, including securities pledged	$40,897	100.0%	$47,029	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2021, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

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

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2021 and 2020, the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,003	$—	$—	$—	$—	$—	$1,003
U.S. Government agencies and authorities	81	—	—	—	—	—	81
State, municipalities and political subdivisions	1,003	105	3	—	—	—	1,111
U.S. corporate public securities	4,112	7,341	406	63	19	—	11,941
U.S. corporate private securities	1,787	3,111	319	105	3	—	5,325
Foreign corporate public securities and foreign governments(1)	1,151	2,389	160	23	—	—	3,723
Foreign corporate private securities(1)	310	2,850	185	82	—	74	3,501
Residential mortgage-backed securities	4,227	37	1	2	17	18	4,302
Commercial mortgage-backed securities	3,553	487	114	29	—	—	4,183
Other asset-backed securities	1,685	330	10	13	30	13	2,081
Total fixed maturities	$18,912	$16,650	$1,198	$317	$69	$105	$37,251
% of Fair Value	50.8%	44.7%	3.2%	0.9%	0.2%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,471	$—	$—	$—	$—	$—	$1,471
U.S. Government agencies and authorities	102	—	—	—	—	—	102
State, municipalities and political subdivisions	1,214	128	4	—	—	—	1,346
U.S. corporate public securities	6,275	9,258	757	84	13	—	16,387
U.S. corporate private securities	2,296	3,627	390	119	14	—	6,446
Foreign corporate public securities and foreign governments(1)	1,707	2,759	235	35	—	—	4,736
Foreign corporate private securities(1)	418	3,863	145	220	—	—	4,646
Residential mortgage-backed securities	5,265	236	78	1	22	24	5,626
Commercial mortgage-backed securities	3,712	346	63	10	—	—	4,131
Other asset-backed securities	1,843	227	12	13	41	2	2,138
Total fixed maturities	$24,303	$20,444	$1,684	$482	$90	$26	$47,029
% of Fair Value	51.7%	43.4%	3.6%	1.0%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2021 and 2020, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:
• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,003	$—	$—	$—	$—	$1,003
U.S. Government agencies and authorities	70	—	11	—	—	81
State, municipalities and political subdivisions	55	623	326	104	3	1,111
U.S. corporate public securities	66	728	3,727	6,954	466	11,941
U.S. corporate private securities	68	91	1,520	3,314	332	5,325
Foreign corporate public securities and foreign governments(1)	8	229	1,045	2,233	208	3,723
Foreign corporate private securities(1)	—	48	259	2,938	256	3,501
Residential mortgage-backed securities	2,927	258	216	298	603	4,302
Commercial mortgage-backed securities	1,600	424	869	1,166	124	4,183
Other asset-backed securities	257	445	968	324	87	2,081
Total fixed maturities	$6,054	$2,846	$8,941	$17,331	$2,079	$37,251
% of Fair Value	16.3%	7.6%	24.0%	46.5%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,471	$—	$—	$—	$—	$1,471
U.S. Government agencies and authorities	95	7	—	—	—	102
State, municipalities and political subdivisions	84	769	354	135	4	1,346
U.S. corporate public securities	168	933	5,928	8,575	783	16,387
U.S. corporate private securities	109	156	2,011	3,685	485	6,446
Foreign corporate public securities and foreign governments(1)	14	386	1,430	2,601	305	4,736
Foreign corporate private securities(1)	—	49	390	3,868	339	4,646
Residential mortgage-backed securities	3,976	340	143	299	868	5,626
Commercial mortgage-backed securities	1,543	484	845	1,098	161	4,131
Other asset-backed securities	414	490	913	223	98	2,138
Total fixed maturities	$7,874	$3,614	$12,014	$20,484	$3,043	$47,029
% of Fair Value	16.7%	7.7%	25.5%	43.6%	6.5%	100.0%
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

Potential Credit Related COVID-19 Exposures

The following table presents our fixed maturities portfolio exposure to sectors that we believe may be particularly affected by the economic consequences of COVID-19:

($ in millions)	December 31, 2021
						NAIC Rating (%)
	Fair Value	Fair Value %	Unrealized Capital Gain/Loss	% Public	% Private	1	2	3	4-6
Energy	$2,203	5.8%	$296	72%	28%	19.7%	66.4%	9.9%	4.0%
Midstream	949	2.5%	131	69%	31%	6.4%	88.6%	3.4%	1.6%
Independent Energy	379	1.0%	51	74%	26%	23.9%	23.9%	33.2%	19.0%
Integrated Energy	463	1.2%	62	79%	21%	53.0%	38.0%	9.0%	—%
Refining	189	0.5%	36	90%	10%	—%	94.2%	5.7%	0.1%
Oil Field Services	223	0.6%	16	54%	46%	16.3%	80.2%	3.1%	0.4%
Metals	596	1.6%	93	66%	34%	11.4%	84.6%	3.9%	0.1%
Airlines/Aircraft Leasing	301	0.8%	17	52%	48%	22.9%	40.0%	12.3%	24.8%
Restaurants	296	0.8%	14	89%	11%	1.1%	93.3%	0.1%	5.5%
Airports	160	0.4%	14	46%	54%	24.8%	32.9%	42.2%	0.1%
Lodging	204	0.5%	—	94%	6%	83.6%	9.1%	7.3%	—%
Automotive	297	0.8%	24	51%	49%	22.9%	64.9%	11.1%	1.1%
Retailers	867	2.3%	101	91%	9%	37.5%	58.1%	2.2%	2.2%
COVID-19 Subtotal	4,924	13.0%	559	74.2%	26%	27.4%	61.3%	7.2%	4.1%
Remaining Portfolio	32,327	87.0%	2,637	77%	23%	54.8%	41.8%	2.4%	1.0%
Grand Total	37,251	100%	3,196	76%	24%	50.7%	44.7%	3.2%	1.4%

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

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $10 million from $139 million to $149 million for the year ended December 31, 2021. The increase in gross unrealized capital losses was driven by moderately higher interest rates in the front end of the yield curve. See section "Overview - Trends and Uncertainties" in this Management’s Discussion and Analysis.

As of December 31, 2021, we held one fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on the fixed maturity securities equaled $12 million, or 7.9% of the total unrealized losses. As of December 31, 2020, we held three fixed maturities with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturities equaled $45 million, or 32.3% of the total unrealized losses.

As of December 31, 2021, we held $2.2 billion of energy sector fixed maturity securities, constituting 5.9% of the total fixed maturities portfolio, with gross unrealized capital losses of $18 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $12 million. As of December 31, 2021, our fixed maturity exposure to the energy sector is comprised of 86.2% investment grade securities.

As of December 31, 2020, we held $3.0 billion of energy sector fixed maturity securities, constituting 6.5% of the total fixed maturities portfolio, with gross unrealized capital losses of $28 million including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $16 million. As of December 31, 2020, our fixed maturity exposure to the energy sector is comprised of 84.0% investment grade securities.

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	December 31, 2021			December 31, 2020
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$818	$949	43.1%	$1,087	$1,287	42.3%
Integrated Energy	401	463	21.0%	509	611	20.1%
Independent Energy	328	379	17.2%	598	676	22.2%
Oil Field Services	207	223	10.1%	217	238	7.8%
Refining	153	189	8.6%	183	228	7.6%
Total	$1,907	$2,203	100.0%	$2,594	$3,040	100.0%

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

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	December 31, 2021			December 31, 2020
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,621	$2,700	97.4%	$3,182	$3,333	90.4%
2	34	35	1.3%	232	235	6.4%
3	—	—	—%	72	75	2.0%
4	—	—	—%	—	—	—%
5	9	16	0.6%	11	22	0.6%
6	15	18	0.7%	17	23	0.6%
Total	$2,679	$2,769	100.0%	$3,514	$3,688	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	December 31, 2021			December 31, 2020
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$9,770	$80	$146	$12,381	$60	$214

The Company utilize interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.
The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	December 31, 2021			December 31, 2020
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$85	$127	4.6%	$204	$282	7.7%
Interest Only (IO)	459	460	16.6%	358	362	9.8%
Inverse IO	1,072	1,107	40.0%	1,741	1,819	49.3%
Principal Only (PO)	110	116	4.2%	185	193	5.2%
Floater	7	7	0.3%	9	9	0.2%
Agency Credit Risk Transfer	910	915	33.0%	968	973	26.4%
Other	36	37	1.3%	49	50	1.4%
Total	$2,679	$2,769	100.0%	$3,514	$3,688	100.0%

During the year ended December 31, 2021, the market value of our CMO-B securities portfolio declined due to some assets moving to reinsured blocks and as a result of lower valuations due to both higher rate and spread levels.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Net investment income	$599	$667	$452
Net gains (losses)(1)	(642)	(385)	(203)
Income (loss) from continuing operations before income taxes	$(43)	$282	$249
(1) Net (losses) also include derivatives interest settlements, mark to market adjustments and realized gains (losses) on standalone derivatives contracts that are in the CMO-B portfolio.

In defining the Adjusted operating earnings before income taxes for our CMO-B portfolio (including CMO-B portfolio income (loss) related to businesses to be exited through reinsurance or divestment) certain recharacterizations are recognized. The net coupon settlement on interest rate swaps hedging CMO-B securities that is included in Net gains (losses) is reflected. In addition, the premium amortization and change in fair value for securities designated under the FVO are included in Net gains (losses), whereas the coupon for these securities is included in Net investment income. In order to present the economics of these fair value securities in a similar manner to those of an available for sale security, the premium amortization is reclassified from Net gains (losses).

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss)
from operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our
CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Income (loss) from continuing operations before income taxes	$(43)	$282	$249
Realized gains/(losses) including impairment	(27)	8	3
Fair value adjustments	239	(112)	(62)
Total adjustments to income (loss) from continuing operations	212	(104)	(59)
Adjusted operating earnings before income taxes	$169	$178	$190

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual
Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	December 31, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,937	$88	$8	$5	$2,022
Prime Non-Agency	2,146	42	22	1	2,167
Alt-A	84	8	1	6	97
Sub-Prime(1)	38	4	—	—	42
Total RMBS	$4,205	$142	$31	$12	$4,328
(1) Includes subprime other asset backed securities.

	December 31, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,966	$168	$2	$10	$3,142
Prime Non-Agency	2,271	75	13	2	2,335
Alt-A	114	10	2	8	130
Sub-Prime(1)	47	6	—	—	53
Total RMBS	$5,398	$259	$17	$20	$5,660
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of the dates indicated:

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$560	$623	$44	$45	$150	$155	$97	$98	$58	$56	$909	$977
2015	169	186	150	155	83	86	115	115	22	23	539	565
2016	50	55	20	21	28	30	49	49	—	—	147	155
2017	85	91	23	23	66	67	69	71	33	34	276	286
2018	99	108	20	21	94	97	58	59	3	3	274	288
2019	184	203	36	36	139	141	296	297	8	8	663	685
2020	92	93	31	32	73	74	164	166	—	—	360	365
2021	240	241	92	91	220	219	312	311	—	—	864	862
Total CMBS	$1,479	$1,600	$416	$424	$853	$869	$1,160	$1,166	$124	$124	$4,032	$4,183

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$587	$691	$125	$128	$162	$168	$143	$141	$47	$45	$1,064	$1,173
2015	204	234	171	181	98	100	141	142	30	31	644	688
2016	60	68	23	24	36	39	50	50	—	—	169	181
2017	107	122	37	38	85	86	93	92	51	51	373	389
2018	100	117	27	27	170	174	122	123	20	21	439	462
2019	178	207	46	47	182	180	372	381	12	13	790	828
2020	102	104	38	39	96	98	167	169	—	—	403	410
Total CMBS	$1,338	$1,543	$467	$484	$829	$845	$1,088	$1,098	$160	$161	$3,882	$4,131

As of December 31, 2021, 84.9% and 11.6% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 89.9% and 8.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$185	$186	$328	$328	$850	$848	$121	$120	$68	$64	$1,552	$1,546
Auto-Loans	2	2	—	1	8	8	—	—	—	—	10	11
Student Loans	17	17	108	110	9	9	1	1	—	—	135	137
Credit Card loans	—	—	—	—	4	4	—	—	—	—	4	4
Other Loans	48	52	4	3	96	99	198	203	—	—	346	357
Total Other ABS(1)	$252	$257	$440	$442	$967	$968	$320	$324	$68	$64	$2,047	$2,055
(1) Excludes subprime other asset backed securities.

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$312	$315	$332	$333	$729	$726	$28	$28	$75	$66	$1,476	$1,468
Auto-Loans	3	3	10	10	10	11	—	—	—	—	23	24
Student Loans	39	40	127	133	40	41	2	2	—	—	208	216
Credit Card loans	—	—	—	—	—	—	—	—	—	—	—	—
Other Loans	50	56	14	14	126	132	183	194	—	—	373	396
Total Other ABS(1)	$404	$414	$483	$490	$905	$910	$213	$224	$75	$66	$2,080	$2,104
(1) Excludes subprime other asset backed securities.

As of December 31, 2021, 80.7% and 16.1% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 86.0% and 10.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of December 31, 2021 and 2020, our mortgage loans on real estate portfolio had a weighted average DSC of 2.13 times and 2.24 times, and a weighted average LTV ratio of 45.5% and 45.2%, respectively. See the Investments (excluding Consolidated Investment Entities) Note and Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

Impairments

We evaluate available-for-sale fixed maturities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for the policy used to evaluate whether the investments are impaired. Additionally, see the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements of Part II, Item 8. of this Annual Report on Form 10-K for further information on impairments.

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

As of December 31, 2021, our total European exposure had an amortized cost and fair value of $3,333 million and $3,562 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $386 million, which includes non-financial institutions exposure in Ireland of $146 million, in Italy of $110 million and in Spain of $98 million. We also had financial institutions exposure in Italy of $10 million and Spain of $22 million. We did not have any exposure to Ireland or Greece.

Among the remaining $3,176 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2021, our non-peripheral sovereign exposure was $95 million, which consisted of fixed maturities and derivative assets. We also had $575 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $97 million and the United Kingdom of $262 million. The balance of $2,506 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,629 million, in The Netherlands of $276 million, in Belgium of $159 million, in France of $349 million, in Germany of $218 million, in Switzerland of $231 million, and in Russia of $58 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

We perform a quarterly consolidation analysis to assess if the consolidation of a fund is required. The consolidation process brings on the assets, liabilities, noncontrolling interest and operations of the VIE and/or VOE into our financial statements.

If the fund no longer meets the criteria for consolidation, the assets, liabilities, noncontrolling interest and operations of the fund is removed from our financial statements. This process of consolidation/deconsolidation could have a material impact on total shareholders’ equity.

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

Securitizations

We invest in various tranches of securitization entities, including RMBS, CMBS and ABS. Refer to the Consolidated and Nonconsolidated Investment Entities Note and Fair Value Measurements (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for an understanding over the Company's Securitizations. Refer to the Investments (excluding Consolidated Investment Entities) Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for details regarding the carrying amounts and classifications of these assets.

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the “Parent Issuer”) has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, and the 4.8% senior notes due 2046, with an aggregate principal amount of $1.1 billion as of December 31, 2021 (collectively, the “Senior Notes”) and (ii) the 5.65% fixed-to-floating rate junior subordinated notes due 2053 and the 4.7% fixed-to-floating junior subordinated notes due 2048, with an aggregate principal amount of $1.1 billion as of December 31, 2021 (collectively, the “Junior Subordinated Notes” and, together with the Senior Notes, the “Registered Notes”).

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated below:

	As of and for the year ended December 31,
($ in millions)	2021	2020
Summarized Statement of Operations Information:
Total revenues	$34	$32
Total benefits and expenses	192	173
Income (loss) from continuing operations, net of tax	718	(100)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	718	(100)
Net income (loss) available to Obligor Group	718	(100)

Summarized Balance Sheet Information:
Total investments	44	60
Cash and cash equivalents	205	212
Deferred income tax assets	908	869
Loans to non-obligated subsidiaries	123	180
Due from non-obligated subsidiaries	61	19
Total assets	1,356	1,356

Short-term debt with non-obligated subsidiaries	130	653
Long-term debt	2,594	3,041
Total liabilities	$2,836	$4,120

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

Each risk that is managed has been mapped for oversight by the Board of Directors or appropriate Board Committees. The Chief Risk Officer ("CRO") reports to the Vice Chairman and Chief Financial Officer and has direct access to the Board on a regular basis. The Company’s Board of Directors and Board Committees are directly involved within the risk framework.

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2021. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2021
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$37,251	$(2,538)	$2,717
Mortgage loans on real estate	—	5,982	(251)	264
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	43,407	(3,299)	4,138
Funding agreements with fixed maturities	—	1,461	(56)	53
Supplementary contracts and immediate annuities	—	775	(68)	9
Derivatives:
Interest rate contracts	13,404	62	95	(117)
Long-term debt	—	2,991	(190)	220
Embedded derivatives on reinsurance	—	196	67	(78)
Guaranteed benefit derivatives(3):
Other(4)	—	48	(22)	60
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

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of December 31, 2021, and the respective GMIRs:

	Account Value(1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate
Up to 1.00%	$5,174	$2,580	$1,629	$1,056	$1,327	$476	$12,242
1.01% - 2.00%	746	61	42	2	1	7	859
2.01% - 3.00%	12,796	55	46	109	—	2	13,008
3.01% - 4.00%	9,384	154	1	—	—	—	9,539
4.01% and Above	1,725	90	—	—	—	—	1,815
Renewable beyond 12 months (MYGA)(2)	440	—	—	—	3	—	443
Total discretionary rate setting products	$30,265	$2,940	$1,718	$1,167	$1,331	$485	$37,906
Percentage of Total	79.8%	7.8%	4.5%	3.1%	3.5%	1.3%	100.0%
(1)    Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also, excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.
(2) Represents MYGA contracts with renewal dates after December 31, 2022 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

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

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2021:

	As of December 31, 2021
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$240	$24	$(24)
Limited liability partnerships/corporations	—	1,739	107	(107)
Derivatives:
Equity futures and total return swaps	258	1	14	(14)
Equity options	42	1	—	—
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
Other(2)	—	48	—	—
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2)    Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $37.5 billion and $47.3 billion as of December 31, 2021 and 2020, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties that would affect collectability, and, therefore, as of December 31, 2021, no allowance for uncollectible amounts was recorded.

The following table summarizes our reinsurance recoverable balances, including collateral received and credit and financial strength ratings for our 10 largest reinsurance recoverable balances as of December 31, 2021:

			Financial Strength Rating		Credit Rating
	Reinsurance Recoverable	% Collateralized(1)	S&P	Moody's	S&P	Moody's
($ in millions)
Parent Company/Principal Reinsurers
Resolution Life Group Holdings LP	11,061	90%	A-	Baa1
Security Life of Denver Insurance Co
Resolution Life CO
Lincoln National Corp	1,125	100%	AA-	A1	A-	Baa1
Lincoln Life & Annuity Co of New York
Lincoln National Life Insurance Co
Reinsurance Group of America Inc	1,045	99%	AA-	A1	A	Baa1
RGA Reinsurance Co
Sun Life Financial Inc	285	99%	AA	Aa3	A+
Sun Life Assurance Co of Canada (US)
Sun Life and Health Insurance Co
Enstar Group Limited	100	100%			BBB
Fitzwilliam Ins Ltd
Benefits Re, LLC	18	42%
Supplemental Re
Swiss Re Ltd	13	0%	AA-	Aa3	AA-	Aa3
Swiss Re Life & Health America Inc			AA-	Aa3
Westport Insurance Corp
Chubb Ltd	8	100%	AA		AA
Chubb Tempest Life Reinsurance Ltd
The Guardian Life Insurance Company of America	6	12%			AA+	Aa2
The Guardian Life Insurance Company of America
Muenchener Rueckversicherungs-Gesellschaft AG	5	8%			AA-	Aa3
Munich American Reassurance Co
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Voya Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Voya Financial, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Deferred policy acquisition costs and Value of business acquired
Description of the Matter	As disclosed in Note 6 to the consolidated financial statements, the Company’s deferred policy acquisition costs and value of business acquired (“DAC/VOBA”) totaled $1.4 billion at December 31, 2021, net of unrealized gains and losses. The carrying amount of the DAC related to fixed and variable deferred annuity contracts is the total of costs deferred less amortization net of interest. The carrying amount of the VOBA related to fixed and variable deferred annuity contracts is the outstanding value of in-force business acquired, based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition, less amortization net of interest. DAC and VOBA related to fixed and variable deferred annuity contracts are amortized over the estimated lives of the contracts in relation to the emergence of estimated gross profits.

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

Realizability of deferred tax assets
Description of the Matter	As described in Note 17 to the consolidated financial statements, at December 31, 2021, the Company had total deferred tax assets of $1.9 billion, net of a $63 million valuation allowance. As described in Note 1 to the consolidated financial statements, these deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers many factors, including the future reversal of existing temporary differences and the identification and use of available tax planning strategies. If those sources are insufficient to support the recoverability of the deferred tax assets, the Company then considers its projections of future taxable income, which involves significant management judgment.

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

Accounting for Reinsurance Transaction on January 4, 2021
Description of the Matter	As discussed in Note 9 to the consolidated financial statements, on January 4, 2021, the Company entered into a series of reinsurance agreements with certain subsidiaries of Resolution Life U.S. Holdings, Inc (Resolution Life US). As a result of the reinsurance transactions, the Company reinsured $11.4 billion of policyholder liabilities under indemnity coinsurance and modified coinsurance arrangements and recorded a reinsurance recoverable of $10.4 billion. The Company ceded $5.6 billion in premiums and $5.5 billion in policyholder benefits. The Company transferred invested assets with a fair market value of $10.8 billion and cash of $427 million as consideration for the reinsurance arrangements. The Company also recognized non-cash assets of $345 million and $1.7 billion relating to a cost of reinsurance asset and deposit asset, respectively.

Auditing the reinsurance transaction on January 4, 2021 was complex due to multiple elements of the transaction including the assessment of risk transfer, determination of the cost of reinsurance asset, accounting for transfers of assets and liabilities and recording of the reinsurance recoverable and deposit asset amounts.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the reinsurance agreement process including, among others, controls related to whether the agreement passes risk transfer, the determination of the cost of reinsurance, and the accounting for transfers of assets and liabilities and recording of the reinsurance recoverable and deposit asset amounts.

Our audit procedures included, among others, assessing the terms of the reinsurance agreement with certain subsidiaries of Resolution Life US, evaluating management’s risk transfer conclusion, testing the calculation of the cost of reinsurance and the recognized investments gains and benefit expense amounts, and testing the reinsurance recoverable and deposit asset recorded.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
San Antonio, Texas
February 22, 2022

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2021 and 2020
(In millions, except share and per share data)

	As of December 31,
	2021	2020
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $30,656 as of 2021 and $37,531 as of 2020; allowance for credit losses of $58 as of 2021 and $26 as of 2020)	$33,699	$43,569
Fixed maturities, at fair value using the fair value option	2,354	3,011
Equity securities, at fair value (cost of $240 as of 2021 and $197 as of 2020)	240	242
Short-term investments	97	111
Mortgage loans on real estate	5,627	6,830
Less: Allowance for credit losses	15	89
Mortgage loans on real estate, net	5,612	6,741
Policy loans	392	718
Limited partnerships/corporations	1,739	1,476
Derivatives	171	215
Other investments	79	319
Securities pledged (amortized cost of $1,091 as of 2021 and $355 as of 2020)	1,198	449
Total investments	45,581	56,851
Cash and cash equivalents	1,402	1,502
Short-term investments under securities loan agreements, including collateral delivered	1,108	399
Accrued investment income	428	507
Premium receivable and reinsurance recoverable	13,663	3,575
Less: Allowance for credit losses on reinsurance recoverable	28	18
Premium receivable and reinsurance recoverable, net	13,635	3,557
Deferred policy acquisition costs and Value of business acquired	1,378	1,510
Deferred income taxes	986	1,186
Other assets	2,532	983
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	2,469	1,724
Cash and cash equivalents	171	221
Corporate loans, at fair value using the fair value option	1,111	805
Other assets	28	18
Assets held in separate accounts	100,433	90,552
Assets held for sale	—	20,703
Total assets	$171,262	$180,518
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2021 and 2020
(In millions, except share and per share data)

	As of December 31,
	2021	2020

Liabilities and Shareholders' Equity:
Future policy benefits	$9,952	$10,211
Contract owner account balances	42,806	42,414
Payables under securities loan and repurchase agreements, including collateral held	1,183	353
Short-term debt	1	1
Long-term debt	2,595	3,044
Derivatives	231	387
Pension and other postretirement provisions	226	361
Current income taxes	23	2
Other liabilities	2,098	1,933
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	880	783
Other liabilities	1,013	684
Liabilities related to separate accounts	100,433	90,552
Liabilities held for sale	—	18,615
Total liabilities	161,441	169,340

Commitments and Contingencies (Note 19)

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2021 and 2020)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 108,987,650 and 143,342,468 shares issued as of 2021 and 2020, respectively; 107,758,376 and 124,237,363 shares outstanding as of 2021 and 2020, respectively)	1	2
Treasury stock (at cost; 1,229,274 and 19,105,105 shares as of 2021 and 2020, respectively)	(80)	(1,016)
Additional paid-in capital	7,542	11,183
Accumulated other comprehensive income (loss)	2,100	4,898
Retained earnings (deficit):
Unappropriated	(1,310)	(4,957)
Total Voya Financial, Inc. shareholders' equity	8,253	10,110
Noncontrolling interest	1,568	1,068
Total shareholders' equity	9,821	11,178
Total liabilities and shareholders' equity	$171,262	$180,518
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2021, 2020 and 2019
(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net investment income	$2,774	$2,909	$2,792
Fee income	1,827	2,026	1,969
Premiums	(3,354)	2,416	2,273
Net gains (losses):
Total impairments	(2)	(81)	(65)
Less: Portion of impairments recognized in Other comprehensive income (loss)	—	—	(1)
Net impairments recognized in earnings	(2)	(81)	(64)
Other net gains (losses)	1,425	(284)	(100)
Total net gains (losses)	1,423	(365)	(164)
Other revenue	579	409	465
Income (loss) related to consolidated investment entities:
Net investment income	981	254	143
Total revenues	4,230	7,649	7,478
Benefits and expenses:
Policyholder benefits	(3,131)	2,954	2,583
Interest credited to contract owner account balances	968	1,147	1,167
Operating expenses	2,586	2,654	2,753
Net amortization of Deferred policy acquisition costs and Value of business acquired	795	352	182
Interest expense	186	159	174
Operating expenses related to consolidated investment entities:
Interest expense	38	27	38
Other expense	11	4	7
Total benefits and expenses	1,453	7,297	6,904
Income (loss) from continuing operations before income taxes	2,777	352	574
Income tax expense (benefit)	(98)	(18)	(217)
Income (loss) from continuing operations	2,875	370	791
Income (loss) from discontinued operations, net of tax	12	(419)	(1,101)
Net income (loss)	2,887	(49)	(310)
Less: Net income (loss) attributable to noncontrolling interest	761	157	50
Net income (loss) available to Voya Financial, Inc.	2,126	(206)	(360)
Less: Preferred stock dividends	36	36	28
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$2,090	$(242)	$(388)

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$17.81	$1.39	$5.06
Income (loss) available to Voya Financial, Inc.'s common shareholders	$17.92	$(1.90)	$(2.75)

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$16.52	$1.34	$4.85
Income (loss) available to Voya Financial, Inc.'s common shareholders	$16.61	$(1.84)	$(2.64)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$2,887	$(49)	$(310)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(3,248)	1,987	3,016
Pension and other postretirement benefits liability	(2)	(3)	(4)
Other comprehensive income (loss), before tax	(3,250)	1,984	3,012
Income tax expense (benefit) related to items of other comprehensive income (loss)	(452)	417	631
Other comprehensive income (loss), after tax	(2,798)	1,567	2,381
Comprehensive income (loss)	89	1,518	2,071
Less: Comprehensive income (loss) attributable to noncontrolling interest	761	157	50
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(672)	$1,361	$2,021
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance at January 1, 2019	$—	$3	$(4,981)	$24,316	$607	$(11,792)	$8,153	$792	$8,945
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2018-02	—	—	—	—	343	(343)	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(360)	(360)	50	(310)
Other comprehensive income (loss), after tax	—	—	—	—	2,381	—	2,381	—	2,381
Total comprehensive income (loss)							2,021	50	2,071
Preferred stock issuance	—	—	—	293	—	—	293	—	293
Common stock issuance	—	—	—	3	—	—	3	—	3
Common stock acquired - Share repurchase	—	—	(1,096)	(40)	—	—	(1,136)	—	(1,136)
Dividends on common stock	—	—	—	(44)	—	—	(44)	—	(44)
Treasury stock retirement	—	(1)	5,666	(13,452)	—	7,787	—	—	—
Dividends on preferred stock	—	—	—	(18)	—	(10)	(28)	—	(28)
Share-based compensation	—	—	(49)	126	—	—	77	—	77
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(20)	(20)
Balance at December 31, 2019	—	2	(460)	11,184	3,331	(4,718)	9,339	822	10,161
Adjustment for adoption of ASU 2016-13	—	—	—	—	—	(33)	(33)	—	(33)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(206)	(206)	157	(49)
Other comprehensive income (loss), after tax	—	—	—	—	1,567	—	1,567	—	1,567
Total comprehensive income (loss)							1,361	157	1,518
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	(103)	—
Common stock issuance	—	—	—	4	—	—	4	—	4
Common stock acquired - Share repurchase	—	—	(526)	10	—	—	(516)	—	(516)
Dividends on preferred stock	—	—	—	(36)	—	—	(36)	—	(36)
Dividends on common stock	—	—	—	(76)	—	—	(76)	—	(76)
Share-based compensation	—	—	(30)	97	—	—	67	—	67
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	192	192
Balance as of December 31, 2020	—	2	(1,016)	11,183	4,898	(4,957)	10,110	1,068	11,178
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	2,126	2,126	761	2,887
Reversal of other comprehensive income (loss) due to Individual Life Transaction	—	—	—	—	(913)	—	(913)	—	(913)
Other comprehensive income (loss), after tax	—	—	—	—	(1,885)	—	(1,885)	—	(1,885)
Total comprehensive income (loss)							(672)	761	89
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	8	8
Common stock issuance	—	—	—	4	—	—	4	—	4
Common stock acquired - Share repurchase	—	—	(1,143)	30	—	—	(1,113)	—	(1,113)
Treasury stock retirement	—	(1)	2,144	(3,664)	—	1,521	—	—	—
Dividends on preferred stock	—	—	—	(36)	—	—	(36)	—	(36)
Dividends on common stock	—	—	—	(80)	—	—	(80)	—	(80)
Share-based compensation	—	—	(65)	105	—	—	40	—	40
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(269)	(269)
Balance as of December 31, 2021	$—	$1	$(80)	$7,542	$2,100	$(1,310)	$8,253	$1,568	$9,821
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$2,887	$(49)	$(310)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(12)	419	1,101
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(104)	(110)	(103)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	797	357	189
Future policy benefits, claims reserves and interest credited	1,249	706	568
Deferred income tax expense (benefit)	346	(9)	(318)
Net (gains) losses	(1,423)	365	164
Share-based compensation	88	88	98
Loss related to early extinguishment of debt	31	—	—
(Gains) losses on consolidated investment entities	(943)	(258)	(102)
(Gains) losses on limited partnerships/corporations	(316)	(30)	(93)
Change in:
Premiums receivable and reinsurance recoverable	(1,474)	462	110
Other receivables and assets accruals	86	(408)	261
Other payables and accruals	195	523	(76)
(Increase) decrease in cash held by consolidated investment entities	(703)	(439)	(57)
Other, net	(382)	—	8
Net cash used in operating activities - discontinued operations	(250)	(408)	(130)
Net cash provided by operating activities	72	1,209	1,310
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	6,638	5,395	6,423
Fixed maturities, trading	46	—	—
Equity securities	312	192	163
Mortgage loans on real estate	816	569	1,153
Limited partnerships/corporations	790	333	205
Acquisition of:
Fixed maturities	(7,785)	(6,719)	(6,455)
Fixed maturities, trading	(46)	—	—
Equity securities	(278)	(192)	(55)
Mortgage loans on real estate	(808)	(522)	(760)
Limited partnerships/corporations	(448)	(369)	(403)
Short-term investments, net	174	(37)	58
Derivatives, net	2	64	(29)
Sales from consolidated investment entities	1,055	413	586
Purchases within consolidated investment entities	(2,138)	(1,084)	(1,385)
Proceeds from sale of business	274	—	—
Collateral received (delivered), net	121	(24)	(95)
Receipts on deposit asset contracts	73	—	—
Other, net	399	24	(35)
Net cash provided by (used in) investing activities - discontinued operations	476	(504)	(626)
Net cash used in investing activities	(327)	(2,461)	(1,255)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Financing Activities:
Deposits received for investment contracts	5,902	6,221	4,383
Maturities and withdrawals from investment contracts	(6,245)	(5,518)	(5,180)
Settlements on deposit liability contracts	(7)	(7)	(8)
Repayment of debt with maturities of more than three months	(482)	(1)	(113)
Borrowings of consolidated investment entities	1,523	697	1,106
Repayments of borrowings of consolidated investment entities	(1,267)	(968)	(903)
Contributions from (distributions to) participants in consolidated investment entities	1,601	1,418	715
Proceeds from issuance of common stock, net	4	4	3
Proceeds from issuance of preferred stock, net	—	—	293
Share-based compensation	(44)	(17)	(22)
Common stock acquired - Share repurchase	(1,113)	(516)	(1,136)
Dividends paid on preferred stock	(36)	(36)	(28)
Dividends paid on common stock	(80)	(76)	(44)
Principal payments for financing leases	(21)	(22)	—
Net cash provided by financing activities - discontinued operations	—	523	813
Net cash provided by (used in) financing activities	(265)	1,702	(121)
Net increase (decrease) in cash and cash equivalents	(520)	450	(66)
Cash and cash equivalents, beginning of period	1,922	1,472	1,538
Cash and cash equivalents, end of period	1,402	1,922	1,472
Less: Cash and cash equivalents of discontinued operations, end of period	—	420	291
Cash and cash equivalents of continuing operations, end of period	$1,402	$1,502	$1,181
Supplemental cash flow information:
Income taxes paid (received), net	$3	$(111)	$(127)
Interest paid	157	154	159
Non-cash investing and financing activities:
Initial recognition of operating leases upon adoption of ASU 2016-02	$—	$—	$146
Leased assets in exchange for finance lease liabilities	—	—	68
Treasury stock retirement	1,521	—	7,787
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

On March 15, 2021, the Company announced several updates to our operating model and leadership team. In conjunction with those updates, the Retirement and Employee Benefits segments were renamed to Wealth Solutions and Health Solutions, respectively. The Company will continue to provide its principal products and services through three segments: Wealth Solutions, Investment Management and Health Solutions. In addition, the Company includes in Corporate, activities that are not directly related to its segments and certain run-off activities that are not meaningful to the Company's business strategy. See the Segments Note to these Consolidated Financial Statements.

On June 9, 2021, the Company completed the sale of the independent financial planning channel of Voya Financial Advisors (“VFA”) to Cetera Financial Group, Inc. (“Cetera”), one of the nation's largest networks of independently managed broker-dealers. In connection with this transaction, the Company transferred more than 800 independent financial professionals serving retail customers with approximately $38 billion in assets under advisement to Cetera, while retaining approximately 500 field and phone-based financial professionals who support our Wealth Solutions business. In addition, the sale resulted in a gain, net of transaction costs, of $274, before income taxes, which was recorded in Other revenue in the accompanying Consolidated Statements of Operations.

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

Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on Net income (loss) or Total shareholders’ equity.
Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The inputs into the Company's estimates and assumptions consider the economic implications of COVID-19 on the Company's critical and significant accounting estimates. Those estimates are inherently subject to change and actual results could differ from those estimates, and the differences may be material to the Consolidated Financial Statements.

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

The Company's fixed maturities are generally designated as available-for-sale. In addition, the Company has fixed maturities accounted for using the fair value option ("FVO"), and in the second quarter of 2021, the Company established a trading portfolio of fixed maturity debt securities. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in AOCI and presented net of related changes in DAC/VOBA and other intangibles and Deferred income taxes. Trading securities are valued at fair value, with the changes in fair value recorded in Other net gains (losses) and interest income recorded in Net investment income in the Consolidated Statements of Operations. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Consolidated Balance Sheets.

In connection with funds withheld reinsurance treaties, the Company has elected the FVO for certain of its fixed maturities to better match the measurement of those assets and related embedded derivative liabilities in the Consolidated Statements of Operations. Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value recorded in Other net gains (losses). Changes in fair value associated with derivatives purchased to hedge CMOs are also recorded in Other net gains (losses).

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

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The change in the allowance for credit losses is recorded in Other net gains (losses). Loans are written off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously written-off and expected to be written-off.

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

Securities Pledged: The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral, primarily cash, is required at a rate of 103% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss.

Impairments

The Company evaluates its available-for-sale investments quarterly to determine whether a decline in fair value below the amortized cost basis has resulted from credit loss or other factors. This evaluation process entails considerable judgment and estimation. Factors considered in this analysis include, but are not limited to, the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. A severe unrealized loss position on a fixed maturity may not have any impact on (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.

When assessing the Company's intent to sell a security, or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

When the Company has determined it has the intent to sell, or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis, and the fair value has declined below amortized cost ("intent impairment"), the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net gains (losses) as impairments in the Consolidated Statements of Operations.

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

Changes in the allowance for credit losses are recorded in Net gains (losses) as impairments. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses. The Company evaluates the collectability of accrued interest receivable as part of its quarterly impairment evaluation of available-for-sale investments. Losses are recorded in Net investment income when the Company believes the uncollectability of the accrued interest receivable is confirmed.

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

The Company enters into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its universal life-type and annuity products. Derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Other net gains (losses) in the Consolidated Statements of Operations.

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

Even if a derivative qualifies for hedge accounting treatment, there may be an element of ineffectiveness of the hedge. The ineffective portion of a hedging relationship subject to hedge accounting is recognized in Net gains (losses) in the Consolidated Statements of Operations.

When hedge accounting is discontinued because it is determined that the derivative is no longer expected to be highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the Consolidated Balance Sheets at its estimated fair value, with subsequent changes in estimated fair value recognized currently in Other net gains (losses). The carrying value of the hedged asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are released into the Consolidated Statements of Operations when the Company's earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date, or within two months of that date, the derivative continues to be carried on the Consolidated Balance Sheets at its estimated fair value, with changes in estimated fair value recognized currently in Other net gains (losses). Derivative gains and losses recorded in Other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in Other net gains (losses).

The Company also has investments in certain fixed maturities and has issued certain universal life-type and annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net gains (losses). Embedded derivatives within certain universal life-type and annuity products are included in Future policy benefits on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net gains (losses).
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

The Company amortizes DAC and VOBA related to deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking"). As of December 31, 2021 and 2020, $430 and $307 of DAC/VOBA was amortized in relation to the emergence of estimated gross profits, respectively, and recorded in Net amortization of Deferred policy acquisition costs and Value of business acquired on the Consolidated Balance Sheets.

For deferred annuity contracts, recoverability testing is performed for current issue year products to determine if gross profits are sufficient to cover DAC/VOBA and other intangibles, estimated benefits and related expenses. In subsequent years, the Company performs testing to assess the recoverability of DAC/VOBA and other intangibles on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC/VOBA or other intangibles are not deemed recoverable from future gross profits, charges will be applied against the DAC/VOBA or other intangible balances before an additional reserve is established.

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

Assumptions
Changes in assumptions may have a significant impact on DAC/VOBA and other intangible balances, amortization rates, and results of operations. Assumptions are management’s best estimate of future outcome.

Several assumptions are considered significant in the estimation of gross profits associated with the Company's deferred annuity products. One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. The Company uses a reversion to the mean approach, which assumes that the market returns over the entire mean reversion period are consistent with a long-term level of equity market appreciation. The Company monitors market events and only changes the assumption when sustained deviations are expected. This methodology incorporates an 8% long-term equity return assumption, a 14% cap and a five-year look-forward period.

Other significant assumptions used in the estimation of gross profits include general account investment returns, crediting rates, expense and fees, as well as policyholder behavior assumptions such as premiums, surrenders and lapses.

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

As of December 31, 2021 and 2020 contract cost assets were $104 and $107, respectively. For the years ended December 31, 2021, 2020 and 2019 amortization expense of $23, $25 and $25, respectively, was recorded in Operating expenses in the Consolidated Statement of Operations. There was no impairment loss in relation to the contract costs capitalized.

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

•Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses and persistency are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 1.5% to 7.7%.
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
•Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 5.1% for the years 2021, 2020 and 2019. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.
•For fixed-indexed annuity ("FIA") contracts, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value.

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

The Company also calculates a benefit ratio for each block of business that meets the requirements for additional reserves and calculates an additional reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period. The additional reserve is accumulated at interest rates consistent with the DAC model for the period. The calculated reserve includes provisions for UL contracts that produce expected gains from the insurance benefit function followed by losses from that function in later years. Additional reserves are recorded in Future policy benefits.

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

GMWBL, GMWB, and FIA: The Company has in force contracts that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include deferred variable annuity contracts containing guaranteed minimum withdrawal benefits with life payouts ("GMWBL") and guaranteed minimum withdrawal benefits without life contingencies ("GMWB") features and FIA contracts. Embedded derivatives associated with GMWB and GMWBL are recorded in Future policy benefits. Embedded derivatives associated with FIA contracts are recorded in Contract owner account balances. Changes in estimated fair value, that are not related to attributed fees or premiums collected or payments made, are reported in Other net gains (losses) in the Consolidated Statements of Operations.

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

Stabilizer and MCG: Guaranteed credited rates give rise to an embedded derivative in the stabilizer ("Stabilizer") products and a stand-alone derivative for managed custody guarantee products ("MCG"). These derivatives are measured at estimated fair value and recorded in Contract owner account balances. Changes in estimated fair value, that are not related to attributed fees collected or payments made, are reported in Other net gains (losses).

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

The liabilities for the GMWBL, GMWB, FIA, and Stabilizer embedded derivatives and the MCG stand-alone derivative (collectively, "guaranteed benefit derivatives") include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for the GMWBL, GMWB, FIA, and Stabilizer embedded derivatives and the MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk").

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

Financial Services Revenue
Revenue for various financial services is measured based on consideration specified in a contract with a customer and is recognized when the Company has satisfied a performance obligation. For advisory, asset management, and recordkeeping and administration services of $1,594, $1,351 and $1,423 for the years ended December 31, 2021, 2020 and 2019, respectively, the Company recognizes revenue as services are provided, generally over time. For distribution and shareholder servicing revenue of $390, $399 and $438 for the years ended December 31, 2021, 2020 and 2019, respectively, the Company recognizes revenue as related consideration is received and provides distribution services at a point in time and shareholder services over time. Contract terms are typically less than one year, and consideration is variable.

For a description of principal activities by reportable segment from which the Company generates revenue, see the Segments Note in these Consolidated Financial Statements for further information.

For the year ended December 31, 2021, such revenue represented approximately 34.2% of total Wealth Solutions revenue and 60.6% of Investment Management revenue, and was immaterial for the Health Solutions and Corporate segments. For the year ended December 31, 2020, such revenue represented approximately 27.6% of total Wealth Solutions revenue and 90.8% of Investment Management revenue, and was immaterial for the Health Solutions and Corporate segments. For the year ended December 31, 2019, such revenue represented approximately 27.4% of total Wealth Solutions revenue, all of Investment Management revenue, 3.6% of Corporate revenue and was immaterial for the Health Solutions segment. For the years ended December 31, 2021, 2020 and 2019, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods. Revenue for various financial services is recorded in Fee income or Other revenue in the Consolidated Statements of Operations. Receivables of $268 and $343 are included in Other assets on the Consolidated Balance Sheet as of December 31, 2021 and 2020, respectively.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained under examination by the applicable taxing authority. The Company also considers positions that have been reviewed and agreed to as part of an examination by the applicable taxing authority. For items that meet the more-likely-than-not recognition threshold, the Company measures the tax position as the largest amount of benefit that is more than 50% likely to be realized upon ultimate resolution with the applicable tax authority that has full knowledge of all relevant information.

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

Current reinsurance recoverable balances deemed probable of recovery and payable balances under reinsurance agreements are included in Premium receivable and reinsurance recoverable and Other liabilities, respectively. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Consolidated Balance Sheets if a right of offset exists within the reinsurance agreement. Premiums, Fee income and Policyholder benefits are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in Other revenue in the Consolidated Statements of Operations.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Adoption of New Pronouncements

The following table provides a description of the Company's adoption of new Accounting Standard Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB") and the impact of the adoption on the Company's financial statements:

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
•The intraperiod tax allocation exception to the incremental approach,
•The tax basis step-up in goodwill obtained in a transaction that is not a business combination,
•Hybrid tax regimes,
•Ownership changes in investments - changes from a subsidiary to an equity method investment,
•Separate financial statements of entities not subject to tax,
•Interim-period accounting for enacted changes in tax law, and
•The year-to-date loss limitation in interim-period tax accounting.
		January 1, 2021 on a prospective basis, except for those provisions that required retrospective or modified retrospective method.	Adoption of the ASU did not have an impact on the Company's financial condition, results of operations, or cash flows.
ASU 2016-13, Measurement of Credit Losses on Financial Instruments
This standard, issued in June 2016:
•Introduces new current expected credit loss ("CECL") model to measure impairment on certain types of financial instruments,
•Requires an entity to estimate lifetime expected credit losses, under the new CECL model, based on relevant information about historical events, current conditions, and reasonable and supportable forecasts,
•Modifies the impairment model for available-for-sale debt securities, and
•Provides a simplified accounting model for purchased financial assets with credit deterioration since their origination.

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
In January, 2021, the FASB issued ASU 2021-01 which clarified the scope of relief related to ASU 2020-04.
		The amendments are effective as of March 12, 2020, the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022.	The Company expects that it may elect to apply some of the expedients and exceptions provided in ASU 2020-04; however, the Company is still evaluating its options under this guidance as the reference rate reform adoption process continues. To date, adoption of the ASU has not had an impact on the Company’s financial condition and results of operations. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships as transition progresses.
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts	This standard, issued in August 2018, changes the measurement and disclosures of insurance liabilities and DAC for long-duration contracts issued by insurers.	In November, 2020, the FASB released ASU 2020-11, which deferred the effective date of the amendments in ASU 2018-12 for SEC filers to fiscal years ending after December 15, 2022, including interim periods within those fiscal years. Initial adoption for the liability for future policy benefits and DAC is required to be reported using either a full retrospective or modified retrospective approach. For market risk benefits, full retrospective application is required.

Evaluation of the implications of these
requirements and related potential financial statement impacts is continuing. The Company does not plan to early adopt the ASU and expects to apply a modified retrospective transition method for the liability for future policy benefits and DAC. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of ASU 2018-12 may result in a significant impact on Shareholders’ equity and future earnings patterns.

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

The purchase price received by the Company at the closing was based on estimated amounts and was subject to a post-close true-up mechanism pursuant to which the purchase price was adjusted based on SLD’s adjusted book value as of the closing date. In addition to cash consideration, proceeds included approximately $225 interest in RLGH and certain other affiliates of Resolution Life US, and $123 principal amount in surplus notes issued by SLD. In connection with the closing, the Company agreed to defer receipt of $100 in cash proceeds for a period of up to 42 months, subject to an adjustment mechanism based on certain financial contingencies affecting SLD over that period. In addition, in connection with the unwind of certain guarantee obligations affecting portions of SLD’s business, in lieu of $60 of cash proceeds, the Company received approximately $60 in additional preferred equity interests in Resolution Life US affiliates. During 2021, the Company and Resolution Life US completed the post-close true-up process which resulted in no material changes to loss on sale recorded upon close. Additionally, the Company received $100 of cash proceeds from Resolution Life US which was deferred at the time of closing as mentioned above.

The Company determined that the entities disposed of met the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company’s operations. Accordingly, the results of operations of the entities sold have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and the assets and liabilities of the businesses have been classified for 2020 as held for sale and segregated for all periods presented in the Consolidated Balance Sheets. A business classified as held for sale is recorded at the lower of its carrying value or estimated fair value less cost to sell. If the carrying value exceeds its estimated fair value less cost to sell, a loss is recognized.

The results of discontinued operations are reported in "Income (loss) from discontinued operations, net of tax" in the accompanying Consolidated Statements of Operations for all periods presented. As of December 31, 2020, the Company recorded an estimated loss on sale, net of tax of $1,466 to write down the carrying value of the businesses held for sale to estimated fair value, which was based on the estimated sales price of the Individual Life Transaction as of December 31, 2020, less cost to sell and other adjustments in accordance with the Resolution MTA. In addition, Income (loss) from discontinued operations, net of tax, for the year ended December 31, 2021 includes a reduction to loss on sale, net of tax of $12. The final loss on sale, net of tax as of December 31, 2021 of $1,454 represents the excess of the carrying value of the businesses sold over the purchase price, which equals fair value, less cost to sell.

Furthermore, in connection with the close of the Individual Life Transaction, the Company reversed $913 of Additional other comprehensive income, net of tax that was previously recorded and related to the entities sold. As a result of the transaction, the Company incurred loss recognition of $523, which is inclusive of $302 of DAC/VOBA write down and $221 of premium deficiency reserve. The DAC/VOBA write down and the premium deficiency reserve were recorded in Net amortization of DAC/VOBA and Policyholder benefits, respectively in the Consolidated Financial Statements for the year ended December 31, 2021.

As a result of the annual review of assumptions completed in the third quarter of 2021, the Company recorded loss recognition of $136 or DAC/VOBA and established premium deficiency reserves of $225, both of which were related to divested businesses. Loss recognition related to DAC/VOBA and premium deficiency reserves were recorded in Net amortization of

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

DAC/VOBA and Interest credited to contract owner account balances, respectively in the Consolidated Statements of Operations for the year ended December 31, 2021.

The following table summarizes the major categories of assets and liabilities classified as held for sale related to the Individual Life Transaction in the accompanying Consolidated Balance Sheets as of December 31, 2020:

As of December 31,
2020
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$13,317
Fixed maturities, at fair value using the fair value option	682
Mortgage loans on real estate, net of valuation allowance	1,242
Policy loans	999
Derivatives	443
Other investments(1)	368
Securities pledged	4
Total investments	17,055
Cash and cash equivalents	420
Short-term investments under securities loan agreements, including collateral delivered	2
Premium receivable and reinsurance recoverable	2,783
Deferred policy acquisition costs and Value of business acquired	289
Current income taxes	—
Deferred income taxes	(831)
Other assets(2)	826
Assets held in separate accounts	1,625
Write-down of businesses held for sale to fair value less cost to sell	(1,466)
Total assets held for sale	$20,703

Liabilities:
Future policy benefits and contract owner account balances	$15,675
Payables under securities loan and repurchase agreements, including collateral held	300
Derivatives	117
Notes payable	219
Other liabilities	679
Liabilities related to separate accounts	1,625
Total liabilities held for sale	$18,615
(1) Includes Other investments, Equity securities, Limited Partnerships/corporations and Short-term investments.
(2) Includes Other assets and Accrued investment income.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net investment income	$—	$669	$665
Fee income	—	778	750
Premiums	—	26	27
Total net gains (losses)	—	27	45
Other revenue	—	(16)	(21)
Total revenues	—	1,484	1,466
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	1,225	1,055
Operating expenses	—	147	83
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	238	153
Interest expense	—	6	10
Total benefits and expenses	—	1,616	1,301
Income (loss) from discontinued operations before income taxes	—	(132)	165
Income tax expense (benefit)	—	(29)	34
Loss on sale, net of tax	12	(316)	(1,150)
Income (loss) from discontinued operations, net of tax (1)	$12	$(419)	$(1,019)
(1) Income (loss) from discontinued operations, net of tax excludes for 2019 a loss of $82 related to the purchase price true-up settlement in connection with the sale of two of the Company's subsidiaries in 2018 and the disposition of the Closed Block Variable Annuity and Annuities businesses.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of December 31, 2021:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$764	$239	$—	$—	$1,003	$—
U.S. Government agencies and authorities	69	12	—	—	81	—
State, municipalities and political subdivisions	1,000	112	1	—	1,111	—
U.S. corporate public securities	10,402	1,580	41	—	11,941	—
U.S. corporate private securities	4,889	459	23	—	5,325	—
Foreign corporate public securities and foreign governments(1)	3,373	368	18	—	3,723	—
Foreign corporate private securities(1)	3,320	238	1	—	3,501	56
Residential mortgage-backed securities	4,183	139	31	12	4,302	1
Commercial mortgage-backed securities	4,032	173	22	—	4,183	—
Other asset-backed securities	2,069	25	12	—	2,081	1
Total fixed maturities, including securities pledged	34,101	3,345	149	12	37,251	58
Less: Securities pledged	1,091	107	—	—	1,198	—
Total fixed maturities	$33,010	$3,238	$149	$12	$36,053	$58
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net gains (losses) in the Consolidated Statements of Operations.

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
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net gains (losses) in the Consolidated Statements of Operations.

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2021, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$588	$595
After one year through five years	4,576	4,790
After five years through ten years	5,444	5,957
After ten years	13,209	15,343
Mortgage-backed securities	8,215	8,485
Other asset-backed securities	2,069	2,081
Fixed maturities, including securities pledged	$34,101	$37,251

As of December 31, 2021 and 2020, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholders' equity.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2021
Communications	$1,261	$238	$3	$1,496
Financial	3,752	394	13	4,133
Industrial and other companies	9,600	1,058	32	10,626
Energy	1,907	314	18	2,203
Utilities	3,782	499	11	4,270
Transportation	1,130	93	1	1,222
Total	$21,432	$2,596	$78	$23,950

December 31, 2020
Communications	$1,629	$425	$1	$2,053
Financial	4,419	811	3	5,227
Industrial and other companies	11,670	2,088	15	13,743
Energy	2,594	474	28	3,040
Utilities	4,963	944	1	5,906
Transportation	1,331	196	23	1,504
Total	$26,606	$4,938	$71	$31,473

The Company invests in various categories of collateralized mortgage obligations (CMOs), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2021 and 2020, approximately 40.6% and 44.5%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of December 31, 2021 and 2020, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of December 31, 2021, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions was $105, and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held, respectively, on the Consolidated Balance Sheets. As of December 31, 2020, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $82. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securities Pledged

The Company engages in securities lending whereby the initial collateral is required at a rate of 103% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2021 and 2020, the fair value of loaned securities was $969 and $197, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of December 31, 2021 and 2020, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $884 and $106, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, liabilities to return collateral of $884 and $106, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company's Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2021 and 2020, the fair value of securities retained as collateral by the lending agent on the Company's behalf was $117 and $96, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged for the dates indicated:

	December 31, 2021	December 31, 2020
U.S. Treasuries	$42	$90
U.S. Government agencies and authorities	3	3
U.S. corporate public securities	599	76
Equity securities	—	—
Foreign corporate public securities and foreign governments	357	33
Payables under securities loan agreements	$1,001	$202

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Year Ended December 31, 2021
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$2	$1	$15	$8	$26
Credit losses on securities for which credit losses were not previously recorded	1	—	40	—	41
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	(1)	—	—	(1)
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	(2)	—	1	(7)	(8)
Write-offs	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—
Balance as of December 31	$1	$—	$56	$1	$58

Year Ended December 31, 2020
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	2	1	15	8	26
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—
Balance as of December 31	$2	$1	$15	$8	$26

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of the date December 31, 2021:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$16	$—	8	$12	$—	2	$28	$—	10
State, municipalities and political subdivisions	58	1	22	—	—	—	58	1	22
U.S. corporate public securities	1,425	35	292	115	6	119	1,540	41	411
U.S. corporate private securities	447	5	34	122	18	9	569	23	43
Foreign corporate public securities and foreign governments	534	16	97	28	2	14	562	18	111
Foreign corporate private securities	70	1	7	11	—	1	81	1	8
Residential mortgage-backed	704	18	244	294	13	116	998	31	360
Commercial mortgage-backed	1,137	12	191	228	10	32	1,365	22	223
Other asset-backed	922	8	221	98	4	56	1,020	12	277
Total	$5,313	$96	1,116	$908	$53	349	$6,221	$149	1,465

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

Based on the Company's quarterly evaluation of its securities in an unrealized loss position, described below, the Company concluded that these securities were not impaired as of December 31, 2021. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $10 from $139 to $149 for the year ended December 31, 2021. The modest increase in unrealized losses was driven by moderately higher interest rates in the front end of the yield curve.

As of December 31, 2021, $5 of the total $149 of gross unrealized losses were from 5 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's intent impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2021			2020			2019
	Impairment		No. of Securities	Impairment		No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—		—	$—	*	13	$—	*	8
U.S. corporate public securities	—		—	32		83	18		38
U.S. corporate private securities	—		—	1		9	1		18
Foreign corporate public securities and foreign governments(1)	—		—	4		40	5		22
Foreign corporate private securities(1)	—		—	8		17	26		12
Residential mortgage-backed	2		17	7		60	5		89
Commercial mortgage-backed	—	*	1	28		129	1		34
Other asset-backed	—		—	1		75	4		94
Total	$2		18	$81		426	$60		315
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2021, the Company had one new commercial mortgage loan troubled debt restructuring with a pre and post modification carrying value of $5. For the year ended December 31, 2021, the Company did not have any private placement troubled debt restructurings. For the year ended December 31, 2020, the Company had eight commercial mortgage loan troubled debt restructurings with a pre and post modification carrying value of $63. For the year ended December 31, 2020, the Company did not have any private placement troubled debt restructurings.

As of December 31, 2021 and 2020, the Company did not have any private placements modified in a troubled debt restructuring with a subsequent payment default. As of December 31, 2021 and 2020, the Company did not have any commercial mortgage loans modified in a troubled debt restructuring with a subsequent payment default.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of December 31, 2021 and 2020, respectively.

	As of December 31, 2021
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2021	$269	$315	$201	$—	$—	$785
2020	140	240	77	—	—	457
2019	201	192	69	—	—	462
2018	169	50	2	—	—	221
2017	656	214	4	—	—	874
2016	424	247	2	—	—	673
2015 and prior	1,796	337	22	—	—	2,155
Total	$3,655	$1,595	$377	$—	$—	$5,627

	As of December 31, 2020
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$202	$251	$39	$—	$—	$492
2019	327	230	125	—	—	682
2018	211	158	73	—	—	442
2017	645	427	5	—	—	1,077
2016	627	313	2	—	—	942
2015 and prior	2,525	648	22	—	—	3,195
Total	$4,537	$2,027	$266	$—	$—	$6,830

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of December 31, 2021 and 2020, respectively.

	As of December 31, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2021	652	27	38	68	—	785
2020	396	21	34	6	—	457
2019	278	49	108	27	—	462
2018	131	5	54	31	—	221
2017	414	156	111	193	—	874
2016	582	22	47	22	—	673
2015 and prior	1,655	220	195	85	—	2,155
Total	4,108	500	587	432	—	5,627
	As of December 31, 2020
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	356	116	20	—	—	492
2019	455	108	51	68	—	682
2018	205	90	92	55	—	442
2017	630	243	133	71	—	1,077
2016	841	58	40	3	—	942
2015 and prior	2,714	283	121	77	—	3,195
Total	5,201	898	457	274	—	6,830

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of December 31, 2021 and 2020, respectively.

	As of December 31, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$98	$79	$143	$137	$110	$140	$9	$47	$22	$785
2020	84	187	31	35	39	39	3	14	25	457
2019	59	145	14	130	47	17	15	13	22	462
2018	54	68	59	10	14	10	—	6	—	221
2017	128	94	360	139	56	56	5	36	—	874
2016	146	139	167	41	58	88	10	18	6	673
2015 and prior	572	478	423	118	198	151	61	124	30	2,155
Total	$1,141	$1,190	$1,197	$610	$522	$501	$103	$258	$105	$5,627
	As of December 31, 2020
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$107	$187	$41	$39	$38	$39	$2	$15	$24	$492
2019	98	194	21	169	69	61	18	13	39	682
2018	105	141	70	37	59	15	—	15	—	442
2017	172	125	417	155	102	62	6	38	—	1,077
2016	274	174	185	46	103	114	13	27	6	942
2015 and prior	890	684	521	237	299	290	70	160	44	3,195
Total	$1,646	$1,505	$1,255	$683	$670	$581	$109	$268	$113	$6,830

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of December 31, 2021 and 2020, respectively.

	As of December 31, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$39	$185	$405	$129	$—	$18	$9	$785
2020	58	90	140	169	—	—	—	457
2019	46	96	211	82	27	—	—	462
2018	38	88	57	16	4	18	—	221
2017	110	417	195	149	3	—	—	874
2016	127	243	140	154	—	5	4	673
2015 and prior	809	323	436	244	93	200	50	2,155
Total	$1,227	$1,442	$1,584	$943	$127	$241	$63	$5,627

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2020
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$59	$94	$165	$174	$—	$—	$—	$492
2019	55	111	384	95	37	—	—	682
2018	77	109	191	25	5	35	—	442
2017	138	505	252	178	4	—	—	1,077
2016	175	301	255	187	10	9	5	942
2015 and prior	1,276	484	570	426	117	268	54	3,195
Total	$1,780	$1,604	$1,817	$1,085	$173	$312	$59	$6,830

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2021	December 31, 2020
Allowance for credit losses, balance at January 1	$89	$16	(1)
Credit losses on mortgage loans for which credit losses were not previously recorded	1	7
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	(14)	—
Increase (decrease) on mortgage loans with allowance recorded in previous period	(61)	69
Provision for expected credit losses	15	92
Write-offs	—	(3)
Recoveries of amounts previously written off	—	—
Allowance for credit losses, balance at December 31	$15	$89
(1) On January 1, 2020, as a result of implementing ASU 2016-13 Measurement of Credit Losses of Financial Instruments, the Company recorded a transition adjustment on a continuing basis for Allowance for credit losses on mortgage loans on real estate of $15.

The following table presents past due commercial mortgage loans as of the dates indicated:

	December 31, 2021	December 31, 2020
Delinquency:
Current	$5,627	$6,825
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	5
Total	$5,627	$6,830

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of December 31, 2021, the Company had no commercial mortgage loans in non-accrual status. As of December 31, 2020, the Company had one commercial mortgage loan in non-accrual status. There was no interest income recognized on loans in non-accrual status for the years ended December 31, 2021 and 2020.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Fixed Maturities, Trading

The Company invests in corporate private debt securities. For the year ended December 31, 2021, there were no gains (losses) and $1 of interest income. For the year ended December 31, 2020, there were no gains (losses) and no interest income.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Fixed maturities	$1,996	$2,401	$2,241
Equity securities	20	14	11
Mortgage loans on real estate	247	295	334
Policy loans	23	45	42
Short-term investments and cash equivalents	8	4	12
Limited partnerships and other	548	223	222
Gross investment income	2,842	2,982	2,862
Less: investment expenses	68	73	70
Net investment income	$2,774	$2,909	$2,792

As of December 31, 2021, the Company had no investments in fixed maturities that did not produce net investment income. For the year ended December 31, 2020, the Company had $2 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Consolidated Statements of Operations.

Net Gains (Losses)

Net gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related impairment of investments. Net gains (losses) are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Net gains (losses) also include changes in fair value of trading debt securities and changes in fair value of equity securities. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Fixed maturities, available-for-sale, including securities pledged	$1,791	$(17)	$(21)
Fixed maturities, at fair value option	(717)	(235)	40
Equity securities, at fair value	9	10	(16)
Derivatives	19	(7)	(164)
Embedded derivatives - fixed maturities	(8)	1	3
Guaranteed benefit derivatives	45	(34)	(6)
Mortgage loans	182	(75)	—
Other investments	102	(8)	—
Net gains (losses)	$1,423	$(365)	$(164)

On June 1, 2021, the Company fully disposed of a 9.99% equity interest in VA Capital which was originally acquired as part of a Master Transaction Agreement dated December 20, 2017, related to the sale of substantially all of our Closed Block Variable Annuity (CBVA) and Annuity business. The disposition resulted in a net realized gain of $95 reported as Other net gains (losses) in the Consolidated Statements of Operations.

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2021	(1)	2020	2019
Proceeds on sales	$12,198		$2,456	$4,105
Gross gains	1,769		151	63
Gross losses	9		81	54
(1) Increase from prior year is the result of the transfer of assets to support the life reinsurance transaction with Resolution.

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
The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2021			December 31, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Foreign exchange contracts	$94	$2	$—	$—	$—	$—
Cash flow hedges:
Interest rate contracts	22	—	—	22	—	—
Foreign exchange contracts	683	16	16	756	4	43
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	13,382	147	209	19,837	195	328
Foreign exchange contracts	146	1	3	122	—	3
Equity contracts	299	4	2	412	16	12
Credit contracts	135	1	1	223	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	12	—	N/A	20	—
Within products	N/A	—	47	N/A	—	95
Within reinsurance agreements	N/A	—	196	N/A	—	163
Managed custody guarantees	N/A	—	1	N/A	—	4
Total		$183	$475		$235	$649
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2021 and 2020. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company's risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	December 31, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$135	$1	$1
Equity contracts	239	4	2
Foreign exchange contracts	923	19	19
Interest rate contracts	12,003	147	209
		171	231
Counterparty netting(1)		(156)	(156)
Cash collateral netting(1)		(12)	(70)
Securities collateral netting(1)		(2)	(2)
Net receivables/payables		$1	$3
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2021, the Company held $17 and pledged $71 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2020, the Company held $5 and $140 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2021, the Company delivered $124 of securities and held $2 of securities as collateral. As of December 31, 2020, the Company delivered $170 of securities and held no securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting	Net investment income	Net investment income and Other net gains/(losses)	Net investment income	Net investment income and Other net gains/(losses)	Net investment income	Net investment income and Other net gains/(losses)
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(1)	$39	$1	$(28)	$1	$—
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	4	—	8	—	11

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
	Net Investment Income	Other net gains/(losses)	Net Investment Income	Other net gains/(losses)	Net Investment Income	Other net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$2,774	$1,425	$2,909	$(284)	$2,792	$(100)
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(5)	—	—	—	—
Derivatives designated as hedging instruments(1)	—	5	—	—	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	9	(5)	11	(3)	11	—
(1) An immaterial portion of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earnings.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2021	2020	2019
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net gains (losses)	$4	$4	$(136)
Foreign exchange contracts	Other net gains (losses)	(4)	(4)	2
Equity contracts	Other net gains (losses)	17	(7)	(32)
Credit contracts	Other net gains (losses)	2	4	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net gains (losses)	(8)	1	3
Within products	Other net gains (losses)	33	(30)	(6)
Within reinsurance agreements(1)	Policyholder benefits	77	(24)	(111)
Managed custody guarantees	Other net gains (losses)	3	(4)	—
Total		$124	$(60)	$(278)
(1) For the year ended December 31, 2021, the amount excludes gains (losses) from standalone derivatives of $2 that are recognized in Other net gains (losses).

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$745	$258	$—	$1,003
U.S. Government agencies and authorities	—	81	—	81
State, municipalities and political subdivisions	—	1,111	—	1,111
U.S. corporate public securities	—	11,925	16	11,941
U.S. corporate private securities	—	3,415	1,910	5,325
Foreign corporate public securities and foreign governments(1)	—	3,723	—	3,723
Foreign corporate private securities(1)	—	3,148	353	3,501
Residential mortgage-backed securities	—	4,259	43	4,302
Commercial mortgage-backed securities	—	4,183	—	4,183
Other asset-backed securities	—	2,037	44	2,081
Total fixed maturities, including securities pledged	745	34,140	2,366	37,251
Equity securities	37	—	203	240
Derivatives:
Interest rate contracts	—	147	—	147
Foreign exchange contracts	—	19	—	19
Equity contracts	—	4	—	4
Credit contracts	—	1	—	1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,525	82	—	2,607
Assets held in separate accounts	94,943	5,174	316	100,433
Total assets	$98,250	$39,567	$2,885	$140,702
Percentage of Level to total	70%	28%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives(2)	—	—	48	48
Other derivatives:
Interest rate contracts	—	209	—	209
Foreign exchange contracts	—	19	—	19
Equity contracts	—	2	—	2
Credit contracts	—	1	—	1
Embedded derivative on reinsurance	—	109	87	196
Total liabilities	$—	$340	$135	$475
(1) Primarily U.S. dollar denominated.
(2) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,134	$337	$—	$1,471
U.S. Government agencies and authorities	—	102	—	102
State, municipalities and political subdivisions	—	1,346	—	1,346
U.S. corporate public securities	—	16,294	93	16,387
U.S. corporate private securities	—	4,546	1,900	6,446
Foreign corporate public securities and foreign governments(1)	—	4,736	—	4,736
Foreign corporate private securities(1)	—	4,189	457	4,646
Residential mortgage-backed securities	—	5,583	43	5,626
Commercial mortgage-backed securities	—	4,131	—	4,131
Other asset-backed securities	—	2,077	61	2,138
Total fixed maturities, including securities pledged	1,134	43,341	2,554	47,029
Equity securities	70	—	172	242
Derivatives:
Interest rate contracts	7	140	48	195
Foreign exchange contracts	—	4	—	4
Equity contracts	—	15	1	16
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,903	109	—	2,012
Assets held in separate accounts	84,329	6,001	222	90,552
Total assets	$87,443	$49,610	$2,997	$140,050
Percentage of Level to total	63%	35%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives(2)	$—	$—	$99	$99
Other derivatives:
Interest rate contracts	—	280	48	328
Foreign exchange contracts	—	46	—	46
Equity contracts	—	12	—	12
Credit contracts	—	1	—	1
Embedded derivative on reinsurance	—	163	—	163
Total liabilities	$—	$502	$147	$649
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

The index-crediting feature in the Company's FIA contracts is an embedded derivative that is required to be accounted for separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts for FIAs. The cash flow estimates are produced by market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

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

The discount rate used to determine the fair value of the Company's GMWBL, GMWB, FIA, and Stabilizer embedded derivative liabilities and the stand-alone derivative for MCG includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). The nonperformance risk adjustment incorporates a blend of observable, similarly

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

rated peer holding company credit spreads, adjusted to reflect the credit quality of the individual insurance subsidiary that issued the guarantee, as well as an adjustment to reflect the non-default spreads and the priority and recovery rates of policyholder claims.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2021
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$93	$—	$—	$12	$—	$—	$(5)	$1	$(85)	$16	$—	$—
U.S. corporate private securities	1,900	50	(124)	262	—	(346)	(253)	545	(124)	1,910	(1)	(123)
Foreign corporate private securities(1)	457	(29)	21	41	—	(81)	(56)	—	—	353	4	18
Residential mortgage-backed securities	43	(16)	(1)	24	—	(7)	—	2	(2)	43	(16)	(1)
Other asset-backed securities	61	—	(3)	16	—	(5)	(47)	22	—	44	—	(2)
Total fixed maturities including securities pledged	2,554	5	(107)	355	—	(439)	(361)	570	(211)	2,366	(13)	(108)
Fixed maturities, trading, at fair value	—	—	—	45	—	—	(45)	—	—	—	—	—
Equity securities, at fair value	172	12	—	225	—	(152)	(54)	—	—	203	—	—
Derivatives:
Guaranteed benefit derivatives(2)(5)	(84)	36	—	—	(3)	—	3	—	—	(48)	—	—
Other derivatives, net	1	—	—	—	—	—	(1)	—	—	—	(1)	—
Embedded derivatives on reinsurance	—	2	—	—	(89)	—	—	—	—	(87)	—	—
Assets held in separate accounts(4)	222	1	—	225	—	(13)	—	—	(119)	316	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis. These amounts are included in Other net gains (losses) in the Consolidated Statements of Operations.
(3) For financial instruments still held as of December 31 amounts are included in Net investment income and Total net gains (losses) in the Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$74	$—	$6	$—	$—	$(9)	$(18)	$40	$—	$93	$—	$6
U.S. corporate private securities	1,457	—	53	375	—	(16)	(160)	465	(274)	1,900	—	53
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	328	(19)	(24)	254	—	(15)	(12)	7	(62)	457	(4)	(24)
Residential mortgage-backed securities	23	(10)	—	37	—	—	—	—	(7)	43	(10)	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	78	—	1	6	—	—	(24)	—	—	61	—	1
Total fixed maturities including securities pledged	1,960	(29)	36	672	—	(40)	(214)	512	(343)	2,554	(14)	36
Equity securities, at fair value	128	8	—	39	—	—	(3)	—	—	172	8	—
Derivatives:
Guaranteed benefit derivatives(2)(5)	(60)	(34)	—	—	(6)	—	1	—	—	(99)	—	—
Other derivatives, net	—	—	—	1	—	—	—	—	—	1	—	—
Assets held in separate accounts(4)	116	—	—	160	—	(2)	—	3	(55)	222	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis. These amounts are included in Other net gains (losses) in the Consolidated Statements of Operations.
(3) For financial instruments still held as of December 31 amounts are included in Net investment income and Total net gains (losses) in the Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Consolidated Statements of Comprehensive Income.
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer, and MCGs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2021 and 2020, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$37,251	$37,251	$47,029	$47,029
Equity securities	240	240	242	242
Mortgage loans on real estate	5,627	5,982	6,830	7,316
Policy loans	392	392	718	718
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,607	2,607	2,012	2,012
Derivatives	171	171	215	215
Deposit assets(3)	1,523	1,532	—	—
Other investments	79	79	285	368
Assets held in separate accounts	100,433	100,433	90,552	90,552
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$35,334	$43,407	$35,545	$45,576
Funding agreements with fixed maturities	1,460	1,461	796	795
Supplementary contracts, immediate annuities and other	829	775	912	800
Derivatives:
Guaranteed benefit derivatives(2)	48	48	99	99
Other derivatives	231	231	387	387
Short-term debt	1	1	1	1
Long-term debt	2,595	2,991	3,044	3,564
Embedded derivative on reinsurance	196	196	163	163
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(2) Includes GMWBL, GMWB, FIA, Stabilizer and MCG.
(3) Included in Other assets on the Consolidated Balance Sheets.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2019	$2,145	$818		$2,963
Deferrals of commissions and expenses	95	8		103
Amortization:
Amortization, excluding unlocking (2)	(301)	(134)		(435)
Unlocking(1)	27	48		75
Interest accrued	122	56	(3)	178
Net amortization included in Consolidated Statements of Operations	(152)	(30)		(182)
Change in unrealized capital gains/losses on available-for-sale securities	(326)	(332)		(658)
Balance at December 31, 2019	1,762	464		2,226
Impact of ASU 2016-13	3	—		3
Deferrals of commissions and expenses	104	6		110
Amortization:
Amortization, excluding unlocking (2)	(265)	(108)		(373)
Unlocking(1)	(27)	(118)		(145)
Interest accrued	118	48	(3)	166
Net amortization included in Consolidated Statements of Operations	(174)	(178)		(352)
Change in unrealized capital gains/losses on available-for-sale securities	(255)	(222)		(477)
Balance as of December 31, 2020	1,440	70		1,510
Deferrals of commissions and expenses	98	6		104
Amortization:
Amortization, excluding unlocking (2)	(641)	(277)		(918)
Unlocking(1)	(25)	9		(16)
Interest accrued	104	35	(3)	139
Net amortization included in Consolidated Statements of Operations	(562)	(233)		(795)
Change in unrealized capital gains/losses on available-for-sale securities	241	318		559
Balance as of December 31, 2021	$1,217	$161		$1,378
(1)    Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) During 2021, the Company recognized loss recognition of $351 and $87 for DAC and VOBA, respectively. There was no loss recognition during 2020 and 2019.
(3)    Interest accrued at the following rates for VOBA: 3.5% to 7.2% during 2021 and 2020, and 3.5% to 7.4% during 2019.

The estimated amount of VOBA amortization expense, net of interest, during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2022	$41
2023	34
2024	28
2025	24
2026	21

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

7.    Reserves for Future Policy Benefits and Contract Owner Account Balances

Future policy benefits and contract owner account balances were as follows as of December 31, 2021 and 2020:

	2021	2020
Future policy benefits:
Individual and group life insurance contracts	$4,702	$4,788
Product guarantees on universal life and deferred annuity contracts, and payout contracts with life contingencies	4,349	4,559
Accident and health	901	864
Total	$9,952	$10,211

Contract owner account balances:
Universal life-type contracts	$5,149	$5,083
Fixed annuities and payout contracts without life contingencies	36,196	36,536
Funding agreements and other	1,461	795
Total	$42,806	$42,414

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

The Company has a small number of variable annuity policies that contain living benefit riders such as GMWB/GMWBL and GMIB and death benefit riders such as GMDB. These products include separate account options and guarantee the contract owner a return or withdrawal amount payable in conjunction with a specified event (ex. death, annuitization).

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The paid and incurred amounts were as follows for the years ended December 31, 2021, 2020 and 2019:

	UL and VUL(1)	Stabilizer and MCGs(2)	Other(3)
Separate account liability at December 31, 2021	$341	$43,352	$1,575
Separate account liability at December 31, 2020	$317	$46,059	$2,008
Additional liability balance:
Balance at January 1, 2019	$348	$5	44
Incurred guaranteed benefits	209	17	(9)
Paid guaranteed benefits	(163)	—	—
Balance at December 31, 2019	394	22	35
Incurred guaranteed benefits	274	31	3
Paid guaranteed benefits	(207)	—	2
Balance at December 31, 2020	461	53	40
Incurred guaranteed benefits	(407)	(32)	(13)
Paid guaranteed benefits	(10)	(1)	(2)
Balance at December 31, 2021	$44	$20	$25
(1) The additional liability balances as of December 31, 2021, 2020, 2019 and as of January 1, 2019 are presented net of reinsurance of $1,669, $1,079, $1,005 and $899, respectively.
(2) The Separate account liability at December 31, 2021 and 2020 includes $35.3 billion and $37.6 billion, respectively, of externally managed assets, which are not reported on the Company's Consolidated Balance Sheets.
(3) Includes GMDB/GMWBL/GMIB.

The net amount at risk for the secondary guarantees is equal to the current death benefit in excess of the account values. The general and separate account values, net amount at risk, net of reinsurance and the weighted average attained age of contract owners by type of minimum guaranteed benefit for UL and VUL contracts were as follows as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	Secondary Guarantees	Secondary Guarantees
UL and VUL Contracts: (1)
Account value (general and separate account)	$1,524	$1,333
Net amount at risk, net of reinsurance	4,696	3,775
Weighted average attained age	72	73
(1) There were no Paid-up Guarantees as of December 31, 2021 and 2020.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Account balances of contracts with guarantees invested in variable separate accounts were as follows as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Equity securities (including mutual funds):
Equity funds	$2,068	$2,000
Bond funds	182	190
Balanced funds	398	341
Money market funds	42	49
Other	10	10
Total	$2,700	$2,590

In addition, the aggregate fair value of fixed income securities supporting separate accounts with Stabilizer benefits as of December 31, 2021 and 2020 was $8.1 billion and $8.4 billion, respectively.
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

Information regarding the effect of reinsurance on the Consolidated Balance Sheets is as follows as of the periods indicated:

	December 31, 2021
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$169	$8	$(213)	$(36)
Reinsurance recoverable, net of allowance for credit losses	—	—	13,671	13,671
Total	$169	$8	$13,458	$13,635

Liabilities
Future policy benefits and contract owner account balances	$51,648	$1,110	$—	$52,758
Liability for funds withheld under reinsurance agreements	203	—	—	203
Total	$51,851	$1,110	$—	$52,961

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2020
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$145	$10	$(92)	$63
Reinsurance recoverable	—	—	3,494	3,494
Total	$145	$10	$3,402	$3,557

Liabilities
Future policy benefits and contract owner account balances	$51,569	$1,056	$—	$52,625
Liability for funds withheld under reinsurance agreements	138	—	—	138
Total	$51,707	$1,056	$—	$52,763

Information regarding the effect of reinsurance on the Consolidated Statement of Operations is as follows for the periods indicated:

	Year ended December 31,
	2021	2020	2019
Premiums:
Direct premiums	$3,041	$2,897	$2,759
Reinsurance assumed	26	31	30
Reinsurance ceded	(6,421)	(512)	(516)
Net premiums	$(3,354)	$2,416	$2,273

Fee income:
Gross fee income	$2,230	$2,008	$1,950
Reinsurance assumed	18	19	20
Reinsurance ceded	(421)	(1)	(1)
Net fee income	$1,827	$2,026	$1,969

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$5,317	$4,610	$4,186
Reinsurance assumed	77	67	9
Reinsurance ceded(1)	(7,557)	(576)	(445)
Net interest credited and other benefits to contract owners / policyholders	$(2,163)	$4,101	$3,750
(1) Includes $6,023, $244 and $232 for amounts paid and accrued to reinsurers in connection with the Company's UL contracts for the years ended December 31, 2021, 2020 and 2019, respectively.

Pursuant to the terms of the Resolution MTA and the Individual Life transaction closed on January 4, 2021 and disclosed in the Discontinued Operations Note to these Consolidated Financial Statements, SLD was acquired by Resolution Life US and is, no longer a subsidiary of the Company. Concurrently, the Company's wholly owned subsidiaries Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York ("RLNY"), and Voya Retirement Insurance and Annuity Company ("VRIAC"), each of which is a direct or indirect wholly owned subsidiary of the Company entered into three reinsurance agreements with SLD. Pursuant to these agreements, RLI and VRIAC ceded to SLD a 100% quota share, and

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

RLNY ceded to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC remain subsidiaries of the Company.

The reinsurance transaction does not extinguish the Company’s primary liability to its policyholders. As a result of the reinsurance transactions on January 4, 2021, the Company reinsured $11.4 billion of policyholder liabilities under indemnity coinsurance and modified coinsurance arrangements. As of January 4, 2021, reinsurance recoverable associated with these transactions was $10.4 billion. The Company ceded $5.6 billion in premiums and $5.5 billion in policyholder benefits. The Company transferred invested assets with a fair market value of $10.8 billion and cash of $427 as consideration for the reinsurance arrangements. As a result of the transfer of invested assets the Company recognized $1.9 billion in pre-tax realized gains. The Company also recognized non-cash assets of $345 and $1.7 billion relating to the pre-tax net cost of reinsurance asset and deposit asset on January 4, 2021, as a result of entering into the reinsurance agreements. The deposit asset is related to the portion of the reinsurance transaction that involve policies that do not meet risk transfer.

Furthermore, at the close of the Individual Life Transaction on January 4, 2021, the Company had $1.3 billion of pre-tax deferred intangibles associated with the divested businesses. The deferred intangibles consist of (1) existing DAC, VOBA and URR balances on businesses already exited via reinsurance and for the portion of the transaction that involves a sale through reinsurance, (2) existing deferred Cost of reinsurance (“COR”) on businesses already exited via reinsurance and (3) deferred COR established as a result of the Individual Life Transaction. The deferred intangibles are amortized as a charge to earnings over the life of the underlying policies. The annual pre-tax impact on income of the deferred intangibles was $527 which comprises of amortization of $89 and loss recognition of $438, both of which were recorded in the accompanying Consolidated Statements of Operations. In addition, the amortization of the deposit asset is largely offset by the interest credited to policyholders. The amortization of the deferred intangibles and the deposit asset has been classified as a component of Income (loss) related to businesses exited or to be exited via reinsurance which is an adjustment to Income (loss) from continuing operations before income taxes to calculate Adjusted operating earnings before taxes and consequently are not included in the adjusted operating results of our segments. Additionally, the Company would expect the annual impact of the amortization of the deferred intangibles and deposit asset to decline over time.

The revenues and net results of the Individual Life and Annuities businesses that are disposed of via reinsurance are reported in businesses exited or to be exited through reinsurance or divestment which is an adjustment to the Company's U.S. GAAP revenues and earnings measures to calculate Adjusted operating revenues and Adjusted operating earnings before income taxes, respectively.

The Company has an indemnity reinsurance arrangement with a subsidiary of Lincoln National Corporation ("Lincoln") related to a block of its individual life insurance business. Under the agreement, Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. Reinsurance recoverable related to this reinsurance agreement was $1.1 billion and $1.2 billion as of December 31, 2021 and 2020, respectively on the Consolidated Balance Sheets.

10.    Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. As of December 31, 2021 and 2020, the Company had $72 and $48 in goodwill, respectively, which was related to the Investment Management, Wealth Solutions and Health Solutions segments. There is no accumulated impairment balance associated with goodwill. The Company performs a goodwill impairment analysis annually and more frequently if facts and circumstances indicate that goodwill may be impaired. The Company performed impairment testing as of December 31, 2021, and based on the analyses, concluded no goodwill impairment.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	December 31, 2021			December 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management contract rights	20 years	$550	$550	$—	$550	$550	$—
Customer relationship lists	20 years	134	104	30	120	97	23
Computer software	3 years	470	403	67	448	395	53
Total intangible assets		$1,154	$1,057	$97	$1,118	$1,042	$76

Amortization expense related to intangible assets was $46, $55 and $60 for the years ended December 31, 2021, 2020 and 2019, respectively.

The estimated amortization of intangible assets are as follows:

Year	Amount
2022	$39
2023	30
2024	6
2025	4
2026	4
Amortization of intangible assets is included in the Consolidated Statements of Operations in Operating expenses.

The Company does not have any indefinite-lived intangibles other than goodwill.

11.    Share-based Incentive Compensation Plans

ING U.S., Inc. 2013 Omnibus Employee Incentive Plan, Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan and 2019 Omnibus Employee Incentive Plan

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan"), the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan") and the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (the "2019 Omnibus Plan") (together, the "Omnibus Plans"). As of December 31, 2021, common stock reserved and available for issuance under the 2013 Omnibus Plan was 347,663 shares. The 2013 Omnibus Plan is no longer actively used for new grants of equity-based compensation awards.

The 2014 Omnibus Plan was adopted by the Company's Board of Directors and approved by shareholders in 2014, and has substantially the same terms as the 2013 Omnibus Plan, except for certain changes intended to allow certain performance-based compensation awards to comply with the criteria for tax deductibility set forth in Section 162(m) of the Internal Revenue Code. The 2014 Omnibus Plan provides for 17,800,000 shares of common stock to be available for issuance as equity-based compensation awards. As of December 31, 2021, common stock reserved and available for issuance under the 2014 Omnibus Plan was 3,213,454 shares.

The 2019 Omnibus Plan was adopted by the Company's Board of Directors and approved by shareholders in 2019. The 2019 Omnibus Plan provides for 11,700,000 shares of common stock to be available for issuance as equity-based compensation

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

awards, subject to other provisions of the plan for replacement of shares and adjustments. As of December 31, 2021, common stock reserved and available for issuance under the 2019 Omnibus Plan was 9,312,604 shares.

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

During each of the years ended December 31, 2021, 2020 and 2019 the Company awarded RSUs and PSUs to its employees under the Omnibus Plans. The PSU awards entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives are determined and approved by the Committee. Except under certain termination conditions, RSUs and PSUs generally vest no earlier than one year from the date of the award and no later than three years from the date of the award. In the case of retirement (eligibility for which is based on the employee's age and years of service as provided in the relevant award agreement), awards vest in full, but subject to the satisfaction of any applicable performance criteria.

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

During the years ended December 31, 2021, 2020, and 2019, the Company granted 16,460, 26,886 and 18,571 RSUs, respectively, to certain of its non-employee directors. The awards granted vest in full on the first anniversary of the grant date, however, for awards granted prior to 2020, no shares are delivered in connection with the RSUs until such time as the director's service on the Board is terminated. For awards granted in or subsequent to 2020, shares can be delivered at vesting or at such time as the director's service on the Board is terminated.

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

The fair value of the TSR component of the PSU awards was estimated using a Monte Carlo simulation. The following is a summary of the significant assumptions used to calculate the fair value of the TSR component of the PSU awards granted during the periods indicated:

	2021	2020	2019
Expected volatility of the Company's common stock	34.54%	25.02%	28.29%
Average expected volatility of peer companies	45.24%	23.60%	25.15%
Expected term (in years)	2.87	2.86	2.86
Risk-free interest rate	0.20%	1.35%	2.48%
Expected dividend yield	—%	—%	—%
Average correlation coefficient of peer companies	78%	62%	63%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
RSUs	$41	$44	$45
PSU awards	46	40	44
Stock options	1	4	8
Total	88	88	97
Income tax benefit	22	30	29
Share-based compensation	$66	$58	$68

The following table summarizes the unrecognized compensation cost and expected remaining weighted-average period of expense recognition as of December 31, 2021:

	RSUs	PSU Awards	Stock Options
Unrecognized compensation cost	$19	$26	$—
Expected remaining weighted-average period of expense recognition (in years)	1.8	1.7	—

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and Director Plan for the periods indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	1.5	$55.86	2.0	$55.48
Adjusted for PSU performance factor	—	—	0.3	53.22
Granted	0.8	56.88	0.8	49.88
Vested	(0.8)	52.86	(1.0)	53.32
Forfeited	(0.1)	58.07	(0.1)	55.13
Outstanding at December 31, 2021	1.4	$57.53	2.0	$54.05

Awards expected to vest as of December 31, 2021	1.4	$57.53	2.0	$54.05

The weighted-average grant date fair value for RSU awards granted during the year ended December 31, 2021, 2020 and 2019 was $56.88, $62.74 and $50.15, respectively. The weighted-average grant date fair value for PSU awards granted during the years ended December 31, 2021, 2020 and 2019 was $49.88, $61.86 and $51.64, respectively. The total fair value of shares vested for the years ended December 31, 2021, 2020, and 2019 was $110, $112 and $124, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	2.6	$42.29	6.2	$38.9
Granted	—	—
Exercised	(0.6)	40.08
Forfeited	(0.2)	42.06
Outstanding as of December 31, 2021	1.8	$42.91	5.3	$43.1
Vested, exercisable, as of December 31, 2021	1.8	42.91	5.3	43.1
The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $13, $5 and $12.

12.     Shareholders' Equity

Non-controlling Interest

Non-controlling interest in limited partnerships increased as a result of favorable market appreciation in limited partnership investments, net of contributions and distributions. See the Consolidated and Nonconsolidated Investment Entities Note to these Consolidated Financial Statements for additional details over changes in non-controlling interest during the year and impacting Shareholders' Equity.

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2019	272.4	121.4	151.0
Common Shares issued	0.1	—	0.1
Common Shares acquired - share repurchase	—	21.1	(21.1)
Share-based compensation programs	3.2	0.9	2.3
Treasury Stock retirement	(135.0)	(135.0)	—
Balance, December 31, 2019	140.7	8.4	132.3
Common Shares issued	0.1	—	0.1
Common Shares acquired - share repurchase	—	10.2	(10.2)
Share-based compensation programs	2.5	0.5	2.0
Treasury Stock retirement	—	—	—
Balance, December 31, 2020	143.3	19.1	124.2
Common Shares issued	0.1	—	0.1
Common Shares acquired - share repurchase	—	17.9	(17.9)
Share-based compensation programs	2.4	1.0	1.4
Treasury Stock retirement	(36.8)	(36.8)	—
Balance, December 31, 2021	109.0	1.2	107.8

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Dividends declared per share of Common Stock	$0.695	$0.60	$0.32

Share and Warrant Repurchase Program

From time to time, the Company's Board of Directors authorizes the Company to repurchase shares of its common stock and warrants to purchase shares of its common stock. These authorizations permit stock and warrant repurchases up to a prescribed dollar amount and generally may be accomplished through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase, or automatic repurchase transactions, including 10b5-1 plans, or tender offers. Share and warrant repurchase authorizations typically expire if unused by a prescribed date.
On January 28, 2021, the Board of Directors provided share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $1 billion. On October 28, 2021, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500. Subsequently, on December 9, 2021, the Board of Directors provided authorization for the repurchase of warrants that, when taken together with share repurchases made under its most recent share repurchase authorization, does not exceed $500. The share and warrant repurchase authorization expires on December 31, 2022 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share and warrant repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

2021
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
June 30, 2021	$400	5,203,252	September 16, 2021	1,081,552	6,284,804
February 11, 2021	$250	3,617,291	May 14, 2021	330,852	3,948,143
2020
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
December 28, 2020	$150	2,066,472	January 22, 2021	509,909	2,576,381
2019
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
January 3, 2019	$250	5,059,449	April 4, 2019	290,765	5,350,214
April 9, 2019	$236	3,593,453	June 4, 2019	879,199	4,472,652
June 19, 2019	$200	2,963,512	August 6, 2019	695,566	3,659,078
December 19, 2019	$200	2,591,093	February 26, 2020	727,368	3,318,461

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Subsequent to December 31, 2021, the Company repurchased 2,050,270 shares through a 10b5-1 plan for an aggregate purchase price of $145 million.

The following table presents repurchases of our common stock through open market repurchases for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Shares of common stock	7,118,829	7,390,099	4,926,775
Payment	$463	$366	$250

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

On December 29, 2021, the Company paid a quarterly dividend of $0.20 per share on its common stock. As a consequence, the exercise price of the warrants to purchase shares of common stock was adjusted to $47.48 per share of common stock and the number of shares of common stock for which each warrant is exercisable has been adjusted to 1.002864293. As of December 31, 2021, no warrants have been exercised.

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
As of December 31, 2021 and December 31, 2020, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Year Ended:	Per Share	Aggregate	Per Share	Aggregate
December 31, 2021	$61.25	$20	$53.50	$16
December 31, 2020	61.25	20	53.50	16
December 31, 2019	61.76	20	26.30	8

As of December 31, 2021, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

13.     Earnings per Common Share

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Year Ended December 31,
Earnings	2021	2020	2019
Net income (loss) available to common shareholders
Income (loss) from continuing operations	$2,875	$370	$791
Less: Preferred stock dividends	36	36	28
Less: Net income (loss) attributable to noncontrolling interest	761	157	50
Income (loss) from continuing operations available to common shareholders	2,078	177	713
Income (loss) from discontinued operations, net of tax	12	(419)	(1,101)
Net income (loss) available to common shareholders	$2,090	$(242)	$(388)

Weighted-average common shares outstanding
Basic	116.7	127.4	141.0
Dilutive Effects:(1)
Warrants	6.7	1.7	2.1
RSUs	1.0	0.9	1.4
PSU awards	0.7	1.4	1.9
Stock Options	0.7	0.5	0.6
Diluted	125.8	131.9	147.0

Basic(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$17.81	$1.39	$5.06
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$0.10	$(3.29)	$(7.81)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$17.92	$(1.90)	$(2.75)
Diluted(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$16.52	$1.34	$4.85
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$0.10	$(3.18)	$(7.49)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$16.61	$(1.84)	$(2.64)
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

14.     Insurance Subsidiaries

Principal Insurance Subsidiaries Statutory Equity and Income

Each of Voya Financial, Inc.'s two principal insurance subsidiaries (the "Principal Insurance Subsidiaries") is subject to minimum risk-based capital ("RBC") requirements established by the insurance departments of their respective states of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the National Association of Insurance Commissioners ("NAIC"), to authorized control level RBC, as defined by the NAIC. Each of the Company's Principal Insurance Subsidiaries exceeded the minimum RBC requirements that would require any regulatory or corrective action for all periods presented herein.

The Company's Principal Insurance Subsidiaries are each required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of its respective state of domicile. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the insurance department of an insurance company's state of domicile, the entire amount or a portion of an insurance company's asset balance can be non-admitted based on the specific rules regarding admissibility. For the years ended December 31, 2021, 2020 and 2019, the Principal Insurance Subsidiaries have no prescribed or permitted practices that materially impact total capital and surplus.

Statutory Net income (loss) for the years ended December 31, 2021, 2020 and 2019 and statutory capital and surplus as of December 31, 2021 and 2020 of the Company's Principal Insurance Subsidiaries are as follows:

	Statutory Net Income (Loss)			Statutory Capital and Surplus
	2021	2020	2019	2021	2020
Subsidiary Name (State of Domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$794	$299	$325	$2,232	$2,040
ReliaStar Life Insurance Company ("RLI") (MN)	(1,211)	205	35	1,782	1,596

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

The Company's Principal Insurance Subsidiary domiciled in Connecticut has created ordinary dividend capacity in 2021. However, as a result of the extraordinary dividends it paid in 2015, 2016 and 2017, together with deferred gains on reinsurance in connection with historical recaptures and cessions of term life insurance business including the recent Individual Life

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Transaction, the Company's Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and cannot make ordinary dividend payments. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

Principal Insurance Subsidiaries - Dividends and Return of Capital

The following table summarizes dividends permitted to be paid by the Company's Principal Insurance Subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval and dividends and extraordinary distributions paid by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Permitted without Approval		Dividends Paid		Extraordinary Distributions Paid
			Year Ended December 31,		Year Ended December 31,
	2022	2021	2021	2020	2021	2020
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company (CT)	$522	$372	$78	$294	$474	$—
ReliaStar Life Insurance Company (MN)	—	—	—	—	358	—

As of December 31, 2021, the Company has no remaining captive reinsurance subsidiaries.

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

The Company also offers deferred compensation plans for eligible employees, including eligible career agents and certain other individuals who meet the eligibility criteria. The Company’s deferred compensation commitment for employees is recorded on the Consolidated Balance Sheets in Other liabilities and totaled $318 and $350 as of December 31, 2021 and 2020, respectively.
Voya Financial, Inc.'s subsidiaries also provide other postretirement and post-employment benefits to certain employees. These are primarily postretirement healthcare and life insurance benefits to retired employees and other eligible dependents and post-employment/pre-retirement plans provided to employees and former employees. The Company's other postretirement benefit obligation and unfunded status totaled $14 and $18 as of December 31, 2021 and 2020, respectively. Additionally, net periodic benefit for other postretirement benefits totaled $3, $1 and $2 for the years ended December 31, 2021, 2020 and 2019, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Obligations, Funded Status and Net Periodic Benefit Costs

The Company's Retirement Plan was fully funded in compliance with Employee Retirement Income Security Act ("ERISA") guidelines as of December 31, 2021, which is tested annually subsequent to this filing. The following tables summarize a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets for the years ended December 31, 2021 and 2020 and the discount rate and interest credit rate used in determining pension benefit obligations as of December 31, 2021 and 2020 as well as the funded status of the Company's Plans as of December 31, 2021 and 2020:

	2021	2020
Change in benefit obligation:
Benefit obligations, January 1	$2,596	$2,410
Service cost	27	24
Interest cost	68	79
Net actuarial (gains) losses (1)	(80)	189
Benefits paid	(114)	(106)
(Gain) loss recognized due to curtailment	(1)	—
Benefit obligations, December 31(2)	2,496	2,596

Discount rate	3.00%	2.67%
Interest credit rate	2.80%	2.80%

Change in plan assets:
Fair value of plan net assets, January 1	2,251	1,960
Actual return on plan assets	78	312
Employer contributions	68	85
Benefits paid	(114)	(106)
Fair value of plan net assets, December 31(3)	2,283	2,251
Unfunded status at end of year (4)	$(213)	$(345)
(1) Includes actuarial gain of $(102) and a loss of $208 due to change in discount rate for the year ended December 31, 2021 and 2020, respectively. The discount rate increased 0.33% during 2021 driven by an increase in the 30-year Treasury and corporate AA yields. The discount rate decreased 0.69% during 2020 driven by a decrease in the 30-year Treasury and corporate AA yields.
(2) Includes Retirement Plan benefit obligations of $2,051 and $2,132 as of December 31, 2021 and 2020, respectively, and non-qualified plan benefit obligations of $445 and $464 as of December 31, 2021 and 2020, respectively.
(3) Represents Retirement Plan Assets.
(4) Funded status is not indicative of the Company's ability to pay ongoing pension benefits or of its obligation to fund retirement trusts. Required pension funding for qualified plans is determined in accordance with ERISA regulations. As of December 31, 2021 and 2020, funded status of the Retirement Plan was $231 and $118, representing fair value of plan net assets in excess of benefit obligations.

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

The following table summarizes amounts related to the Plans recognized on the Consolidated Balance Sheets as of December 31, 2021 and 2020:

	2021	2020
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost	$(213)	$(345)
Net amount recognized	$(213)	$(345)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

There were no amounts related to the Plans recognized in accumulated other comprehensive income as of December 31, 2021 and 2020.

The following table summarizes information for the Plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of December 31, 2021 and 2020:

	2021	2020
Projected benefit obligation	$2,496	$2,596
Accumulated benefit obligation	2,486	2,587
Fair value of plan assets	2,283	2,251

Components of Net Periodic Benefit Cost

The components of net periodic benefit costs recognized in Operating expenses in the Consolidated Statements of Operations, weighted-average assumptions used in determining net benefit cost of the Plans and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) related to the Plans were as follows for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Net Periodic (Benefit) Costs Recognized in Consolidated Statements of Operations:
Service cost	$27	$24	$24
Interest cost	68	79	92
Expected return on plan assets	(126)	(122)	(113)
(Gain) loss recognized due to curtailment	(1)	—	1
Net (gain) loss recognition	(32)	(2)	(4)
Net periodic (benefit) costs	(64)	(21)	—

Discount rate	2.67%	3.36%	4.37%
Expected rate of return on plan assets	5.60%	6.25%	6.75%
Interest credit rate	2.80%	3.25%	3.25%
Other Changes in Plan Assets and Benefit Obligations Recognized in AOCI:
(Credit) cost recognized due to curtailment	—	—	(1)
Total recognized in AOCI	—	—	(1)
Total recognized in net periodic (benefit) costs and AOCI	$(64)	$(21)	$(1)

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

The following table summarizes the Company's pension plan’s target allocation range and actual asset allocation by asset category as of December 31, 2021 and 2020:

	Actual Asset Allocation
	2021	2020
Equity securities:
Target allocation range	5%-15%	14%-40%
Large-cap domestic	4.0%	13.9%
Small/Mid-cap domestic	0.9%	3.6%
International commingled funds	2.9%	9.6%
Limited Partnerships	0.7%	0.7%
Total equity securities	8.5%	27.8%
Fixed maturities:
Target allocation range	75%-95%	54%-82%
U.S. Treasuries, short term investments, cash and futures	0.6%	3.1%
U.S. Government agencies and authorities	8.7%	8.4%
U.S. corporate, state and municipalities	75.6%	53.1%
Total fixed maturities	84.9%	64.6%
Other investments:
Target allocation range	0%-10%	6%-14%
Hedge funds	3.5%	3.7%
Real estate	3.1%	3.9%
Total other investments	6.6%	7.6%
Total	100.0%	100.0%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets by asset class as of December 31, 2021:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Fixed maturities, short-term investments and cash:
Cash and cash equivalents	$13	$—	$—	$—	$13
Short-term investments	100	80	—	—	180
Short-term investment fund(1)	—	—	—	79	79
U.S. Government securities	242	—	—	—	242
U.S. corporate, state and municipalities	—	1,402	10	—	1,412
Total fixed maturities	355	1,482	10	79	1,926

Equity securities:
Total equity securities(2)	32	88	—	84	204

Other investments:
Total other investments(3)	5	—	—	147	152
Total Assets	$392	$1,570	$10	$310	$2,282

(1) This category includes common collective trust funds a short-term investment fund, which invests in a full range of high-quality, short-term money market securities. Participant's redemptions are processed by the following day.
(2)    Equity securities include two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $33 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $33 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Contributions and redemptions are conducted on a monthly basis as of the last business day of each month with notice required. at least six business days before the month-end. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds' maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.
(3) Other investments that use NAV to calculate fair value includes a real estate fund has a balance of $76 and is an actively managed core portfolio of equity real estate, whose performance objective is to outperform the National Council of Real Estate investment Fiduciaries Open-End Diversified Core ("NFI_ODCE") index and to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period. Redemptions of All or a portion of an investor's units may be redeemed as of the end of a calendar quarter with at least 60 days notice. Other investments also includes a limited partnership with a balance of $71 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts. There are significant redemption restrictions in the limited partnership fund.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets by asset class as of December 31, 2020:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Fixed maturities, short term investments and cash:
Cash and cash equivalents	$19	$—	$—	$—	$19
Short-term investments	—	—	—	—	—
Short-term investment fund(1)	—	—	—	48	48
U.S. Government securities	186	—	—	—	186
U.S. corporate, state and municipalities	—	1,157	15	—	1,172
Total fixed maturities	205	1,157	15	48	1,425

Equity securities:
Total equity securities(2)	79	307	—	274	660

Other investments:
Total other investments(3)	—	—	—	166	166
Total assets	$284	$1,464	$15	$488	$2,251
(1) See footnote 1 to previous table.
(2) Equity securities include two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $119 and Silchester has a fund balance of $132. See footnote 2 to previous table for further information.
(3) Other investments that use NAV to calculate fair value includes a real estate fund has a balance of $78 and a limited partnership with a balance of $88. See footnote 3 to previous table for further information.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Expected Future Contributions and Benefit Payments

The following table summarizes the expected benefit payments for the Company's pension plans to be paid for the years indicated:

2022	$130
2023	132
2024	134
2025	137
2026	138
2027-2031	714
The Company expects that it will make a cash contribution of approximately $26 to the Plans in 2022.

Defined Contribution Plans

Certain of the Company’s subsidiaries sponsor defined contribution plans. The largest defined contribution plan is the Voya 401(k) Savings Plan (the "Savings Plan"). The assets of the Savings Plan are held in independently administered funds. Substantially all employees of the Company are eligible to participate, other than the Company’s agents. The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax basis. The Company matches such pretax contributions, up to a maximum of 6% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. These plans do not give rise to balance sheet provisions, other than relating to short-term timing differences included in Other liabilities. The amount of cost recognized for the defined contribution pension plans for the years ended December 31, 2021, 2020 and 2019 was $36, $37 and $35, respectively, and is recorded in Operating expenses in the Consolidated Statements of Operations.

16.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	December 31,
	2021		2020	2019
Fixed maturities, net of impairment	$3,196		$8,613	$5,546
Derivatives(1)	79		76	145
DAC/VOBA adjustment on available-for-sale securities	(768)	(2)	(2,071)	(1,498)
Premium deficiency reserve adjustment	(14)		(460)	(249)
Other intangibles adjustment on available-for-sale securities	6		(415)	(185)
Other	—		2	—
Unrealized capital gains (losses), before tax	2,499		5,745	3,759
Deferred income tax asset (liability)	(402)		(852)	(435)
Net unrealized capital gains (losses)	2,097		4,893	3,324
Pension and other postretirement benefits liability, net of tax	3		5	7
AOCI	$2,100		$4,898	$3,331
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of December 31, 2021, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $20.
(2) In connection with the closing of the Individual Life Transaction on January 4, 2021, the Company released stranded AOCI and reversed unrealized capital gains (losses) on available-for-sale securities associated with DAC for the disposed entities. In addition, the Company released the unrealized gains for the investments transferred associated with the reinsurance transactions entered into at closing.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	December 31, 2021
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,594)		$525	(4)	$(3,069)
Other	(3)		1		(2)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	(1,823)		383		(1,440)
DAC/VOBA	1,303	(1)	(274)		1,029
Premium deficiency reserve adjustment	446		(94)		352
Other intangibles	420		(88)		332
Change in unrealized gains (losses) on available-for-sale securities	(3,251)		453		(2,798)

Derivatives:
Derivatives	24	(2)	(5)		19
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(21)		4		(17)
Change in unrealized gains (losses) on derivatives	3		(1)		2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(2)	(3)	—		(2)
Change in pension and other postretirement benefits liability	(2)		—		(2)
Change in Accumulated other comprehensive income (loss)	$(3,250)		$452		$(2,798)
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.
(4) The tax effect of $756 is offset by a ($231) stranded tax benefit release from AOCI to continuing operations. See the Income Taxes Note to these Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$3,072		$(645)	$2,427
Other	2		—	2
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	(4)		1	(3)
DAC/VOBA	(573)	(1)	120	(453)
Premium deficiency reserve adjustment	(211)		44	(167)
Other intangibles	(230)		48	(182)
Change in unrealized gains (losses) on available-for-sale securities	2,056		(432)	1,624

Derivatives:
Derivatives	(45)	(2)	9	(36)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(24)		5	(19)
Change in unrealized gains (losses) on derivatives	(69)		14	(55)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(3)	(3)	1	(2)
Change in pension and other postretirement benefits liability	(3)		1	(2)
Change in Accumulated other comprehensive income (loss)	$1,984		$(417)	$1,567
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$4,451		$(936)	$3,515
Other	—		—	—
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	21		(4)	17
DAC/VOBA	(1,118)	(1)	235	(883)
Premium deficiency reserve adjustment	(192)		40	(152)
Other intangibles	(121)		25	(96)
Change in unrealized gains (losses) on available-for-sale securities	3,041		(640)	2,401

Derivatives:
Derivatives	—	(2)	—	—
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(25)		5	(20)
Change in unrealized gains (losses) on derivatives	(25)		5	(20)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(4)	(3)	4	—
Change in pension and other postretirement benefits liability	(4)		4	—
Change in Accumulated other comprehensive income (loss)	$3,012		$(631)	$2,381
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
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

17.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Current tax expense (benefit):
Federal	$(463)	$(9)	$100
State	19	—	1
Total current tax expense (benefit)	(444)	(9)	101
Deferred tax expense (benefit):
Federal	392	(12)	(321)
State	(46)	3	3
Total deferred tax expense (benefit)	346	(9)	(318)
Total income tax expense (benefit)	$(98)	$(18)	$(217)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Income (loss) before income taxes	$2,777	$352	$574
Tax Rate	21.0%	21.0%	21.0%
Income tax expense (benefit) at federal statutory rate	583	74	121
Tax effect of:
Valuation allowance	(521)	(26)	(259)
Dividends received deduction	(34)	(39)	(37)
State tax expense (benefit)	37	16	1
Noncontrolling interest	(161)	(33)	(10)
Tax credits	(14)	(11)	(33)
Nondeductible expenses	5	1	1
Other	7	—	(1)
Income tax expense (benefit)	$(98)	$(18)	$(217)
Effective tax rate	(3.5)%	(5.1)%	(37.8)%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities were as follows as of the dates indicated:

	December 31,
	2021	2020
Deferred tax assets
Federal and state loss carryforwards	$1,542	$2,116
Investments	102	57
Insurance reserves	—	98
Compensation and benefits	240	261
Deferred policy acquisition costs	—	45
Other assets	105	120
Total gross assets before valuation allowance	1,989	2,697
Less: Valuation allowance	63	353
Assets, net of valuation allowance	1,926	2,344

Deferred tax liabilities
Net unrealized investment gains	(687)	(1,151)
Insurance reserves	(46)	—
Deferred policy acquisition costs	(200)	—
Other liabilities	(7)	(7)
Total gross liabilities	(940)	(1,158)
Net deferred income tax asset (liability)	$986	$1,186

The following table sets forth the federal, state and capital loss carryforwards for tax purposes as of the dates indicated:

	December 31,
	2021		2020
Federal net operating loss carryforward	$6,955	(1)	$9,453
State net operating loss carryforward	1,893	(2)	2,825
Federal tax capital loss carryforward	—		17
Credit carryforward	40	(3)	86
(1) Approximately $4,022 of the net operating losses carryforwards ("NOL") not subject to expiration. $2,933 of the NOLs expire between 2025 and 2037.
(2) Approximately $332 of the NOLs not subject to expiration. $1,561 of the NOLs expire between 2022 and 2042.
(3) Expires between 2032 and 2041.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. As of December 31, 2021 and 2020, the Company had a total valuation allowance of $63 and $353, respectively. As of December 31, 2021 and 2020, $186 and $707, respectively, of this valuation allowance was allocated to continuing operations, and $(123) and $(354) allocated to Other comprehensive income (loss) related to realized and unrealized capital losses, respectively.

Significant judgement is required to evaluate the need for a valuation allowance against DTAs. Realization of DTAs is dependent upon future taxable earnings in applicable tax jurisdictions. The Company reviews all available positive and negative evidence, including historical and projections of pre-tax book income, tax planning strategies which are both prudent and feasible and reversals of temporary differences.

Prior to 2021, due to its substantial operating losses and earnings volatility in previous years, the Company had established and maintained a valuation allowance on the portion of its DTAs that exceeded its projections of future taxable earnings.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the year ended December 31, 2021, the Company determined positive evidence exceeded negative evidence that all of its federal and certain state DTAs would be realized. Positive evidence included the Company achieving substantial cumulative income over the most recent three-year period, utilizing significant DTAs resulting in the remaining attributes having long carryforward periods and reducing risk in its business model by closing the Individual Life Transaction. Additionally, the Company is projecting increased future taxable earnings, supporting the use of all federal and certain state DTAs prior to expiration.

The Company recorded a valuation allowance release of $290, which was allocated to continuing operations. Additionally, due to the Individual Life Transaction, the Company recorded a release of $231 of a stranded tax benefit allocated to continuing operations from Accumulated Other Comprehensive Income. The total release allocated to continuing operations was $521.

The valuation allowance as of December 31, 2021 of $63 was against certain historic state net operating losses that were below more likely than not to be utilized. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of these DTAs.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits were as follows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$33	$32	$33
Additions for tax positions related to current year	1	1	1
Additions for tax positions related to prior years	—	—	—
Reductions for tax positions related to prior years	—	—	(2)
Reductions for settlements with taxing authorities	—	—	—
Reductions for expiring statutes	—	—	—
Balance at end of period	$34	$33	$32

The Company had $1, $1, and $1 of unrecognized tax benefits as of December 31, 2021, 2020 and 2019, respectively, which would affect the Company's effective rate if recognized.

Interest and Penalties

The Company recognizes interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of gross accrued interest and penalties on the Company's Consolidated Balance Sheets as of December 31, 2021 and 2020 were immaterial. The Company recognized no gross interest (benefit) related to unrecognized tax in its Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

18.    Financing Agreements

Short-term Debt

As of December 31, 2021 and 2020, the Company had $1, respectively, of short-term borrowings outstanding consisting entirely of the current portion of long-term debt.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of December 31, 2021 and 2020:

	Issuer	Maturity	2021	2020
3.125% Senior Notes, due 2024(2)(3)	Voya Financial, Inc.	07/15/2024	—	398
3.65% Senior Notes, due 2026(2)(3)	Voya Financial, Inc.	06/15/2026	445	497
5.7% Senior Notes, due 2043(2)(3)	Voya Financial, Inc.	07/15/2043	395	395
4.8% Senior Notes, due 2046(2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048(4)	Voya Financial, Inc.	01/23/2048	345	345
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053(4)	Voya Financial, Inc.	05/15/2053	740	739
7.25% Voya Holdings Inc. debentures, due 2023(1)	Voya Holdings Inc.	08/15/2023	140	139
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings Inc.	08/15/2026	139	138
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	14
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	3	4
Subtotal			2,596	3,045
Less: Current portion of long-term debt			1	1
Total			$2,595	$3,044
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.
(4) See the Junior Subordinated Notes section below.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

The aggregate amounts of future principal payments of long-term debt issued by the Company at December 31, 2021 for the next five years and thereafter are $1 in 2022, $141 in 2023, $1 in 2024, $1 in 2025, $587 in 2026 and $1,892 thereafter.

The aggregate amounts of future principal payments of long-term debt issued by Voya Financial, Inc. at December 31, 2021 for the next five years and thereafter are $0 in 2022, $0 in 2023, $0 in 2024, $0 in 2025, $447 in 2026 and $1,800 thereafter.

Loss on Debt Extinguishment

The Company incurred a loss on debt extinguishment of $31 and $9 for the years ended December 31, 2021 and 2019, respectively, which was recorded in Interest expense in the Consolidated Statements of Operations. The Company did not incur any loss on debt extinguishment during the year ended December 31, 2020. See Senior Notes below for additional detail on debt extinguishment.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Senior Notes

During the year ended December 31, 2021, the Company repurchased $23 and $53 par value of its 3.125% Senior Notes, due 2024 (the "2024 Notes") and 3.65% Senior Notes, due 2026, respectively, for $25 and $60, respectively, on the open market.

During the year ended December 31, 2021, the Company completed the redemption of the remaining $377 aggregate principal amount of the 2024 Notes for $401.

During the year ended December 31, 2019, the Company completed the redemption of the remaining $97 aggregate principal amount of 5.5% Senior Notes due 2022.

Junior Subordinated Notes

Outstanding junior subordinated notes were as follows as of December 31, 2021:

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

Aetna Notes

ING Group guarantees various debentures of Voya Holdings that were assumed by Voya Holdings in connection with the Company’s acquisition of Aetna’s life insurance and related businesses in 2000 (the "Aetna Notes"). Concurrent with the completion of the Company’s IPO, the Company entered into a shareholder agreement with ING Group that governs certain aspects of the Company’s continuing relationship. Pursuant to that agreement, the Company was obligated to reduce the aggregate outstanding principal amount of Aetna Notes to no more than zero as of December 31, 2019 or otherwise to make provision for ING Group's guarantee of any outstanding Aetna Notes in excess of such amounts.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2021 and 2020, the outstanding principal amounts of the Aetna Notes were $358, respectively. As of December 31, 2021 and 2020, the amounts of collateral required to avoid the payment of a fee to ING Group were $358, respectively. As of December 31, 2021 and 2020, the collateral balance was $362 and $373, respectively.

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

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the years ended 2021, 2020 and 2019 were $2, $29 and $31, respectively.

The following table outlines the Company's credit facilities as of December 31, 2021:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.	Unsecured	Committed	11/01/2024	$500	$—	$500
Voya Financial, Inc.	Unsecured	Committed	04/07/2025	200	163	37
Total				$700	$163	$537

Senior Unsecured Credit Facility

As of December 31, 2021, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 of committed capacity for issuing letters of credit and the full $500 may be utilized for direct borrowings. As of December 31, 2021, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $6.15 billion, which may increase upon any future equity issuances by the Company.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

19.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2030. The Company also has currently one finance lease associated with a service contract.

During the year ended December 31, 2021, the Company recorded an impairment of $17, on its right-of-use asset associated with leased office space, which is included in Operating expenses in the Consolidated Statements of Operations. There was no impairment on the Company's right-of-use asset during the years ended December 31, 2020 and 2019.

For the years ended December 31, 2021, 2020 and 2019, rent expense for leases was $28, $35 and $30, respectively and payments under the finance lease were $21, $22 and $4 respectively. The future net minimum payments under non-cancelable leases are as follows as of December 31, 2021:

	Operating Leases	Finance Leases
2022	33	21
2023	26	2
2024	23	—
2025	15	—
2026	10	—
Thereafter	26	—
Total undiscounted lease payments	133	23
Less: Imputed interest	(6)	(1)
Total Lease liabilities	$127	$22

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

As of December 31, 2021, the Company had off-balance sheet commitments to acquire mortgage loans of $86 and purchase limited partnerships and private placement investments of $907, of which $323 related to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed on the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Consolidated Balance Sheets, to be less than $1 as of December 31, 2021 and 2020. The Company has also recorded an asset, in Other assets on the Consolidated Balance Sheets of $12 and $13 as of December 31, 2021 and 2020, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The components of the fair value of the restricted assets were as follows as of December 31, 2021 and 2020:

	2021	2020
Fixed maturity collateral pledged to FHLB(1)	$1,881	$1,386
FHLB restricted stock(2)	78	54
Other fixed maturities-state deposits	46	47
Cash and cash equivalents	31	15
Securities pledged(3)	1,198	449
Total restricted assets	$3,234	$1,951
(1)Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(2)Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $969 and $197 as of December 31, 2021 and 2020, respectively. In addition, as of December 31, 2021 and 2020, the Company delivered securities as collateral of $124 and $170 and repurchase agreements of $105 and $82, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston, and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2021 and 2020, the Company had $1,461 and $795, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, assets with a market value of approximately $1,881 and $1,386, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.

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

While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters nor potential liabilities associated with other loss contingencies are likely to have such an effect. However, given the large and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company's litigation or regulatory matters, or liabilities arising from other

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

loss contingencies, could, from time to time, have a material adverse effect upon the Company's results of operations or cash flows in a particular quarterly or annual period.

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2021, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25.

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

Litigation includes Henkel of America v. ReliaStar Life Insurance Company, et al. (USDC District of Connecticut, No. 1:18-cv-00965)(filed June 8, 2018). Plaintiff alleges that ReliaStar breached the terms of a stop loss policy it issued to Plaintiff by refusing to reimburse Plaintiff for more than $47 in claims incurred by participants in prior years and submitted for coverage under the stop loss policy. Plaintiff alleges a breach of contract claim or, in the alternative, that the stop loss policy be declared to cover the submitted claims, and also asserts that ReliaStar engaged in unfair trade practices and unfair insurance practices in violation of state statutes, and did so willfully and intentionally to warrant an award of punitive damages under state law. On July 8, 2021, the district court denied defendant Express Scripts’ motion for summary judgment. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

Litigation also includes Ravarino, et al. v. Voya Financial, Inc., et al. (USDC District of Connecticut, No. 3:21-cv-01658)(filed December 14, 2021). In this putative class action, the plaintiffs allege that the named defendants breached their fiduciary duties of prudence and loyalty in the administration of the Voya 401(k) Savings Plan. The plaintiffs claim that the named defendants did not exercise proper prudence in their management of allegedly poorly performing investment options, including proprietary funds, and passed excessive investment-management and other administrative fees for proprietary and non-proprietary funds onto plan participants. The plaintiffs also allege that the defendants engaged in self-dealing through the inclusion of the Voya Stable Value Option into the plan offerings and by setting the “crediting rate” for participants’ investment in the Stable Value Fund artificially low in relation to Voya’s general account investment returns in order to maximize the spread and Voya’s profits at the participants’ expense. The complaint seeks disgorgement of unjust profits as well as costs incurred. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

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

Cost of insurance litigation for the Company includes Advance Trust & Life Escrow Services, LTA v. ReliaStar Life Insurance Company (USDC District of Minnesota, No. 1:18-cv-02863)(filed October 5, 2018), a putative class action in which Plaintiff alleges that the Company’s universal life insurance policies only permitted the Company to rely upon the policyholders’ expected future mortality experience to establish the cost of insurance, and that as projected mortality experience improved, the policy language required the Company to decrease the cost of insurance. Plaintiff alleges that the Company did not decrease the cost of insurance as required, thereby breaching its contract with the policyholders, and seeks class certification. The Company denies the allegations in the complaint, believes the complaint to be without merit, and will defend the lawsuit vigorously.

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

As of December 31, 2021, approximately $131 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $317 and $233 as of December 31, 2021 and 2020, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 7 and 3 CLOs as of December 31, 2021 and 2020, respectively.
Limited Partnerships ("LPs")

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 11 and 12 funds, which were structured as partnerships, as of December 31, 2021 and 2020, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The non-controlling interest related to these partnerships increased from $1,068 at December 31, 2020 to $1,568 at December 31, 2021. Changes in market value, consolidations, deconsolidations, contributions and distributions related to these investments in partnerships directly impacts the non-controlling interest component of Shareholders' Equity on the Company's Consolidated Balance Sheets. The change in non-controlling interest was primarily driven by favorable market appreciation in limited partnership investments, adjusted for contributions and distributions. The Company records the non-controlling interest using a lag methodology relying on the most recent financial information available.

Registered Investment Companies

The Company did not consolidate any sponsored investment funds accounted for as VOEs as of December 31, 2021. The Company deconsolidated one sponsored investment fund accounted for as a VOE as of December 31, 2020, because it was no longer the majority investor in the fund, and as such, did not have a controlling financial interest in the fund.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2023 and 2029, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.0%. As of December 31, 2021 and 2020, the unpaid principal balance exceeded the fair value of the

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

corporate loans by approximately $8 and $20, respectively. Less than 1.0% of the collateral assets were in default as of December 31, 2021 and 2020.

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

CLO notes: The CLO notes are backed by a diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 8.8% for the more subordinated tranches. CLO notes mature in 2026 and 2034, and have a weighted average maturity of 11 years as of December 31, 2021. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of December 31, 2021 and 2020, certain private equity funds maintained term loans and revolving lines of credit of $1,214 and $647, respectively. The term loans mature in three to five years, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at LIBOR/EURIBOR plus 150 - 215 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of December 31, 2021 and 2020, outstanding borrowings amount to $697 and $491, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2021:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$171	$—	$—	$—	$171
Corporate loans, at fair value using the fair value option	—	1,111	—	—	1,111
Limited partnerships/corporations, at fair value	—	—	—	2,469	2,469
Total assets, at fair value	$171	$1,111	$—	$2,469	$3,751
Liabilities
CLO notes, at fair value using the fair value option	$—	$880	$—	$—	$880
Total liabilities, at fair value	$—	$880	$—	$—	$880

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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the years ended December 31, 2021 and 2020, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Deconsolidation of Certain Investment Entities

The Company had no deconsolidations for the year ended December 31, 2021. The Company previously determined its interest in the Pomona Investment Fund was less than a majority of the fund's NAV and therefore did not represent a controlling financial interest. As a result of this determination, the Company deconsolidated one investment for the year ended December 31, 2020.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of December 31, 2021 and December 31, 2020, the Company held $415 and $405 ownership interests, respectively, in unconsolidated CLOs, which also represent the Company's maximum exposure to loss.

LPs

As of December 31, 2021 and December 31, 2020, the Company held $1,739 and $1,476 ownership interests, respectively, in unconsolidated limited partnerships, which also represent the Company's maximum exposure to loss.

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value is reflected in Other net gains (losses) in the Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment. Refer to the Investments (excluding Consolidated Investment Entities) Note to these Consolidated Financial Statements for details regarding the carrying amounts and classifications of these assets.

21.    Restructuring

Organizational Restructuring

Pursuant to the Company executing the Resolution MTA and the Individual Life Transaction, the Company sold five of its legal subsidiaries, SLD, SLDI, RRII, MUL and VAE to Resolution Life US, which is an insurance holding company newly formed by RLGH, a Bermuda-based limited partnership. The Company also executed an agreement with Cetera on June 9, 2021, where Cetera acquired the independent financial planning channel of VFA. Additionally, the Company transferred or ceased usage of a substantial number of administrative systems and is undertaking restructuring efforts to reduce stranded expenses associated with its Individual Life business and independent financial planning channel as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly and indirectly related to these dispositions beyond 2021, of $25 - $75, in addition to the $78 incurred during 2020 and $91 for the year ended December 31, 2021.

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

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Years Ended December 31,			Cumulative Amounts Incurred to Date(1)
	2021	2020	2019
Severance benefits	$23	$3	$39	$84
Organizational transition costs	68	122	162	392
Total restructuring expenses	$91	$125	$201	$476
Continuing operations	$91	$70	$201	$411
Discontinued operations	$—	$55	$—	$65
(1) Includes expenses incurred during 2017-2021.

The following table presents the accrued liability associated with Organizational Restructuring expenses as of December 31, 2021:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2021	$21	$33	$54
Provision	23	68	91
Payments	(14)	(79)	(93)
Accrued liability as of December 31, 2021	$30	$22	$52

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

On March 15, 2021, the Company announced several updates to its operating model and leadership team. In conjunction with those updates, the Retirement and Employee Benefits segments were renamed to Wealth Solutions and Health Solutions, respectively. The Company provides its principal products and services through three segments: Wealth Solutions, Investment Management and Health Solutions. These segments reflect the manner by which the Company’s chief operating decision maker views and manages the business. A brief description of these segments follows.

The Wealth Solutions segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services to corporate, education, healthcare, other non-profit and government entities, and stable value products to institutional clients where the Company may or may not be providing defined contribution products and services, as well as individual retirement accounts ("IRAs"), other retail financial products and comprehensive financial services to individual customers.

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

The Health Solutions segment provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses.

The Company includes in Corporate the following corporate and business activities:
•corporate operations, corporate level assets and financial obligations; financing and interest expenses; dividend payments made to preferred shareholders; stranded costs and other items not allocated or directly related to the Company's segments, including items such as expenses of its Organizational Restructuring program described in the Restructuring Note of these Consolidated Financial Statements, certain expenses and liabilities of employee benefit plans, certain adjustments to short-term and long-term incentive accruals and intercompany eliminations;
•investment income on assets backing surplus in excess of amounts held at the segment level.

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
•Net investment gains (losses), net of related amortization of DAC, VOBA, sales inducements and unearned revenue, which are significantly influenced by economic and market conditions, including interest rates and credit spreads, and are not indicative of normal operations. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding gains (losses) associated with swap settlements and accrued interest;
•Net guaranteed benefit gains (losses), which are significantly influenced by economic and market conditions and are not indicative of normal operations, include changes in the fair value of derivatives related to guaranteed benefits, net of related reserve increases (decreases) and net of related amortization of DAC, VOBA and sales inducements, less the estimated cost of these benefits. The estimated cost, which is reflected in adjusted operating earnings, reflects the expected cost of these benefits if markets perform in line with the Company's long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from adjusted operating earnings, including the impacts related to changes in the Company's nonperformance spread;
•Income (loss) related to businesses exited or to be exited through reinsurance or divestment, which includes gains and (losses) associated with transactions to exit blocks of business within continuing operations (including net investment gains (losses) on securities sold and expenses directly related to these transactions) and residual run-off activity (including an insignificant number of Individual Life, and non-Wealth Solutions annuities policies that were not part of the divested businesses). Excluding this activity, which also includes amortization of intangible assets related to businesses exited or to be exited, better reveals trends in the Company's core business and more closely aligns Adjusted operating earnings before income taxes with how the Company manages its segments;
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
•Immediate recognition of net actuarial gains (losses) related to the Company's pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period. The Company immediately recognizes actuarial gains and (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan adjustments and curtailments. These amounts do not reflect normal, cash-settled expenses and are not indicative of current Operating expense fundamentals; and
•Other items not indicative of normal operations or performance of the Company's segments or related to events such as capital or organizational restructurings undertaken to achieve long-term economic benefits, including certain costs related to debt and equity offerings, acquisition / merger integration expenses, severance and other expenses associated with such activities, and expenses attributable to vacant real estate. These items vary widely in timing, scope and frequency between periods as well as between companies to which the Company is compared. Accordingly, the Company adjusts for these items as management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of the Company's segments.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Income (loss) from continuing operations before income taxes	$2,777	$352	$574
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	(20)	22	25
Net guaranteed benefit gains (losses) and related charges and adjustments	(1)	22	(14)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	812	(342)	98
Income (loss) attributable to noncontrolling interest	761	157	50
Income (loss) related to early extinguishment of debt	(31)	—	(12)
Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments	33	2	3
Dividend payments made to preferred shareholders	36	36	28
Other	(105)	(41)	(196)
Total adjustments to income (loss) from continuing operations	1,485	(144)	(18)

Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$1,110	$443	$588
Investment Management	239	197	180
Health Solutions	204	204	199
Corporate	(261)	(349)	(376)
Total	$1,292	$495	$591
Adjusted operating revenues is a measure of the Company's segment revenues. Each segment's Adjusted operating revenues are calculated by adjusting Total revenues to exclude the following items:
•Net investment gains (losses) and related charges and adjustments, which are significantly influenced by economic and market conditions, including interest rates and credit spreads, and are not indicative of normal operations. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding gains (losses) associated with swap settlements and accrued interest. These are net of related amortization of unearned revenue;
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
•Revenues related to businesses exited or to be exited through reinsurance or divestment, which includes revenues associated with transactions to exit blocks of business within continuing operations (including net investment gains (losses) on securities sold related to these transactions) and residual run-off activity (including an insignificant number of Individual Life and non-Wealth Solution annuities policies that were not part of the divested businesses). Excluding this activity better reveals trends in the Company's core business and more closely aligns Adjusted operating revenues with how the Company manages its segments;
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

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Total revenues	$4,230	$7,649	$7,478
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	(138)	13	18
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(1)	22	(13)
Revenues related to businesses exited or to be exited through reinsurance or divestment	(3,368)	1,494	1,531
Revenues attributable to noncontrolling interest	809	215	109
Other	413	310	323
Total adjustments to revenues	(2,286)	2,054	1,968

Adjusted operating revenues by segment:
Wealth Solutions	$3,238	$2,717	$2,712
Investment Management	783	702	675
Health Solutions	2,395	2,155	2,026
Corporate	100	21	97
Total	$6,516	$5,595	$5,510
Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Investment management intersegment revenues	$92	$110	$104

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	December 31, 2021	December 31, 2020
Wealth Solutions	$137,544	$129,801
Investment Management	1,226	1,027
Health Solutions	3,002	2,917
Corporate	26,025	23,535
Total assets, before consolidation(1)	167,797	157,280
Consolidation of investment entities	3,465	2,535
Total assets, excluding assets held for sale	171,262	159,815
Assets held for sale	—	20,703
Total assets	$171,262	$180,518
(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

Voya Financial, Inc.
Schedule I

Summary of Investments Other than Investments in Affiliates
As of December 31, 2021
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. Treasuries	$764	$1,003	$1,003
U.S. Government agencies and authorities	69	81	81
State, municipalities, and political subdivisions	1,000	1,111	1,111
U.S. corporate public securities	10,402	11,941	11,941
U.S. corporate private securities	4,889	5,325	5,325
Foreign corporate public securities and foreign governments(1)	3,373	3,723	3,723
Foreign corporate private securities(1)	3,320	3,501	3,501
Residential mortgage-backed securities	4,183	4,302	4,302
Commercial mortgage-backed securities	4,032	4,183	4,183
Other asset-backed securities	2,069	2,081	2,081
Total fixed maturities, including securities pledged	34,101	37,251	37,251
Equity securities, available-for-sale	240	240	240
Short-term investments	97	97	97
Mortgage loans on real estate	5,627	5,982	5,612
Policy loans	392	392	392
Limited partnerships/corporations	1,739	1,739	1,739
Derivatives	(4)	171	171
Other investments	79	79	79
Total investments	$42,271	$45,951	$45,581
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Schedule II
Condensed Financial Information of Parent
Balance Sheets
December 31, 2021 and 2020
(In millions, except share and per share data)

	As of December 31,
	2021	2020
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $12 as of 2021 and $5 as of 2020)	$12	$5
Short-term investments	18	—
Limited partnerships/corporations	9	6
Derivatives	5	49
Investments in subsidiaries	9,487	12,620
Total investments	9,531	12,680
Cash and cash equivalents	202	212
Short-term investments under securities loan agreements, including collateral delivered	11	11
Loans to subsidiaries and affiliates	123	180
Due from subsidiaries and affiliates	61	19
Current income taxes	—	10
Deferred income taxes	875	840
Other assets	4	5
Total assets	$10,807	$13,957

Liabilities and Shareholders' Equity
Payables under securities loan and repurchase agreements, including collateral held	$10	$—
Short-term debt	130	653
Long-term debt	2,222	2,670
Derivatives	4	48
Current income taxes	13	—
Other liabilities	118	419
Total liabilities	2,497	3,790

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2021 and 2020)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 108,987,650 and 143,342,468 shares issued as of 2021 and 2020, respectively; 107,758,376 and 124,237,363 shares outstanding as of 2021 and 2020, respectively)	1	2
Treasury stock (at cost; 1,229,274 and 19,105,105 shares as of 2021 and 2020, respectively)	(80)	(1,016)
Additional paid-in capital	7,542	11,183
Accumulated other comprehensive income (loss)	2,100	4,898
Retained earnings (deficit):
Unappropriated	(1,253)	(4,900)
Total Voya Financial, Inc. shareholders' equity	8,310	10,167
Total liabilities and shareholders' equity	$10,807	$13,957
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Operations
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net investment income	$5	$8	$39
Net gains (losses)	29	24	(1)
Total revenues	34	32	38

Expenses:
Interest expense	159	136	149
Operating expenses	5	8	10
Total expenses	164	144	159
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(130)	(112)	(121)
Income tax expense (benefit)	(717)	(24)	(285)
Net income (loss) before equity in earnings (losses) of subsidiaries	587	(88)	164
Equity in earnings (losses) of subsidiaries, net of tax	1,539	(118)	(524)
Net income (loss) available to Voya Financial, Inc.	2,126	(206)	(360)
Less: Preferred stock dividends	36	36	28
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$2,090	$(242)	$(388)
The accompanying notes are an integral part of this Condensed Financial Information.

Condensed Financial Information of Parent
Statements of Comprehensive Income
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss) available to Voya Financial, Inc.	$2,126	$(206)	$(360)
Other comprehensive income (loss), after tax	(2,798)	1,567	2,381
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(672)	$1,361	$2,021
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss) available to Voya Financial, Inc.	$2,126	$(206)	$(360)
Adjustments to reconcile Net income (loss) available to Voya Financial, Inc. to Net cash used in operating activities:
Equity in (earnings) losses of subsidiaries	(1,539)	118	524
Dividends from subsidiaries	198	—	—
Deferred income tax expense (benefit)	(515)	15	(263)
Loss related to early extinguishment of debt	31	—	—
Net gains (losses)	(29)	(24)	1
Share-based compensation	9	9	12
Change in:
Other receivables and asset accruals	8	(67)	(22)
Due from subsidiaries and affiliates	(42)	(17)	—
Due to subsidiaries and affiliates	—	(4)	3
Other payables and accruals	(295)	374	(24)
Other, net	4	2	19
Net cash provided/(used) in operating activities	(44)	200	(110)

Cash Flows from Investing Activities:
Proceeds from Resolution sale	694	—	—
Proceeds from sale of interest in wholly owned subsidiary	80	—	—
Proceeds from the sale, maturity, disposal or redemption of equity securities	—	—	156
Proceeds from the sale, maturity, disposal or redemption of fixed maturities	38	—	—
Acquisition of:
Fixed maturities	(45)	—	(5)
Equity securities	—	—	(35)
Limited partnerships/corporations	—	—	(4)
Short-term investments, net	(18)	—	—
Derivatives, net	26	20	—
Maturity (issuance) of short-term intercompany loans, net	56	(16)	(85)
Return of capital contributions and dividends from subsidiaries	1,435	294	1,064
Capital contributions to subsidiaries	(49)	(441)	(3)
Collateral received (delivered), net	10	—	—
Other, net	81	—	—
Net cash provided/(used) in investing activities	2,308	(143)	1,088
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows (Continued)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Financing Activities:
Repayment of debt with maturities of more than three months	(482)	—	(106)
Net proceeds from (repayments of) short-term loans to subsidiaries	(523)	584	65
Proceeds from issuance of common stock, net	4	4	3
Proceeds from issuance of preferred stock, net	—	—	293
Share-based compensation	(44)	(17)	(22)
Common stock acquired - Share repurchase	(1,113)	(516)	(1,136)
Dividends paid on common stock	(80)	(76)	(44)
Dividends paid on preferred stock	(36)	(36)	(28)
Net cash provided/(used) in financing activities	(2,274)	(57)	(975)
Net increase (decrease) in cash and cash equivalents	(10)	—	3
Cash and cash equivalents, beginning of period	212	212	209
Cash and cash equivalents, end of period	$202	$212	$212

Supplemental cash flow information:
Income taxes paid (received), net	$—	$(112)	$(128)
Interest paid	130	132	136
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

The following table summarizes the carrying value of Voya Financial, Inc.'s loans to subsidiaries for the periods indicated:

			As of December 31,
Subsidiaries	Rate	Maturity Date	2021	2020
Voya Institutional Plan Services, LLC	1.04%	01/03/2022	$19	$7
Voya Custom Investments LLC	1.10%	01/12/2022	15	47
Voya Capital	1.04%	01/03/2022	39	—
Voya Investment Management, LLC	1.03%	01/21/2022	50	54
Voya Payroll Management, Inc.	1.09%	01/04/2021	—	7
Voya Services Company	1.09%	01/04/2021	—	65
Total			$123	$180

Interest income earned on loans to subsidiaries was $3, $4 and $6 for the years ended December 31, 2021, 2020 and 2019, respectively. Interest income is included in Net investment income in the Condensed Statements of Operations.

3.    Financing Agreements

Debt Securities

The following table summarizes Voya Financial, Inc.'s short-term debt borrowings for the periods indicated:

	As of December 31,
	2021	2020
Intercompany financing - Subsidiaries	$130	$653
Total	$130	$653

Intercompany financing

Under the reciprocal loan agreements with subsidiaries, interest is charged at the prevailing market interest rate for similar third-party borrowings for securities.

As of December 31, 2021 and 2020, Voya Financial, Inc. was in compliance with its debt covenants. See Financing Agreements Note to the Consolidated Financial Statements for further information regarding long-term debt and the five-year maturities of long-term debt.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

Credit Facilities

Voya Financial, Inc. uses credit facilities to provide collateral required primarily under its affiliated reinsurance transactions with captive insurance subsidiaries. As of December 31, 2021, unsecured and committed facilities totaled $700. Of the aggregate $700 capacity available, Voya Financial, Inc. utilized $163 in credit facilities outstanding as of December 31, 2021. Total fees associated with credit facilities in 2021, 2020 and 2019 totaled $2, $28 and $32, respectively.

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

There were no assets or liabilities recognized by Voya Financial, Inc. as of December 31, 2021 and 2020 in relation to these intercompany indemnifications, guarantees or support agreements. As of December 31, 2021 and 2020, no circumstances existed in which Voya Financial, Inc. was required to currently perform under these arrangements.

4.    Returns of Capital and Dividends

Voya Financial, Inc. received returns of capital and dividends from the following subsidiaries for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Voya Holdings Inc.	$1,659	$294	$786
Security Life of Denver International Ltd	—	—	228
Security Life of Denver Insurance Company	54	—	—
Voya Financial Holdings I, LLC	16	—	—
Voya Special Investments, Inc.	125	—	—
Voya Services Company	—	—	50
Total(1)	$1,854	$294	$1,064
(1) The year ended December 31, 2021 included $221 of non-cash activities.

5.    Income Taxes

As of December 31, 2021 and 2020, Voya Financial, Inc. held deferred tax assets related to loss and credit carryforwards, some of which have not been realized by its subsidiaries but have been reimbursed to the subsidiaries by Voya Financial, Inc. pursuant to the intercompany tax sharing agreement. The total deferred tax assets were primarily comprised of federal net operating loss, state net operating loss and credit carryforwards.

Valuation allowances have been applied to a portion of these deferred tax assets as of December 31, 2021 and 2020. Character, amount and estimated expiration date of the carryforwards and the related allowances and allowance release in 2021 are disclosed in the Income Taxes Note to the Consolidated Financial Statements.

As of December 31, 2021 and 2020, Voya Financial, Inc. has recognized deferred tax assets of $875 and $840, respectively, primarily related to federal net operating loss carryforwards.

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

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
As of December 31, 2021 and 2020
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Contract Owner Account Balances	Unearned Premiums(1)
2021
Wealth Solutions	$430	$35,465	$—
Investment Management	—	—	—
Health Solutions	152	2,247	—	*
Corporate	796	15,046	—
Total	$1,378	$52,758	$—
2020
Wealth Solutions	$207	$35,818	$—
Investment Management	—	—	—
Health Solutions	135	2,183	—
Corporate	1,168	14,624	—
Total	$1,510	$52,625	$—
(1) Represents unearned premiums associated with short-duration products of the Company's accident and health business.
*Less than $1

Supplementary Insurance Information
Years Ended December 31, 2021, 2020 and 2019
(In millions)

Segment	Net Investment Income (1)(2)	Premiums and Fee Income (1)(2)	Interest Credited and Other Benefits to Contract Owners	Amortization of DAC and VOBA	Other Operating Expenses(1)(2)	Premiums Written (Excluding Life)
2021
Wealth Solutions	$2,543	$(149)	$(262)	$80	$1,396	$—
Investment Management	(19)	703	—	—	632	—
Health Solutions	165	2,236	1,674	25	496	1,695
Corporate	85	(4,317)	(3,575)	690	62	—
Total	$2,774	$(1,527)	$(2,163)	$795	$2,586	$1,695
2020
Wealth Solutions	$2,213	$921	$1,101	$211	$1,421	$—
Investment Management	8	659	—	5	584	—
Health Solutions	115	2,047	1,487	20	443	1,510
Corporate	573	815	1,513	116	206	—
Total	$2,909	$4,442	$4,101	$352	$2,654	$1,510
2019
Wealth Solutions	$2,029	$881	$1,067	$79	$1,371	$—
Investment Management	12	641	—	4	573	—
Health Solutions	112	1,920	1,408	16	410	1,361
Corporate	639	800	1,275	83	399	—
Total	$2,792	$4,242	$3,750	$182	$2,753	$1,361
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

Voya Financial, Inc.
Schedule IV

Reinsurance
Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Gross	Ceded	Assumed	Net	Percentage of Assumed to Net
2021
Life insurance in force	$605,845	$392,412	$6,587	$220,020	3.0%

Premiums:
Life insurance	$1,179	$3,651	$26	$(2,446)	(1.1)%
Accident and health insurance	1,803	202	—	1,601	—%
Annuity contracts	59	2,568	—	(2,509)	—%
Total premiums	$3,041	$6,421	$26	$(3,354)	(0.8)%

2020
Life insurance in force	$631,986	$226,972	$7,405	$412,419	1.8%

Premiums:
Life insurance	$1,204	$323	$29	$910	3.2%
Accident and health insurance	1,617	188	1	1,430	0.1%
Annuity contracts	76	1	1	76	1.3%
Total premiums	$2,897	$512	$31	$2,416	1.3%

2019
Life insurance in force	$648,765	$245,164	$8,377	$411,978	2.0%

Premiums:
Life insurance	$1,246	$354	$29	$921	3.1%
Accident and health insurance	1,452	162	1	1,291	0.1%
Annuity contracts	61	—	—	61	—%
Total premiums	$2,759	$516	$30	$2,273	1.3%

Voya Financial, Inc.
Schedule V

Valuation and Qualifying Accounts
Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Balance at January 1,		Charged to Costs and Expenses		Write-offs/ Payments/ Other	Balance at December 31,
2021
Valuation allowance on deferred tax assets	$353		$(521)	(1)	$231	$63
Allowance for credit losses on mortgage loans on real estate(2)	89		(60)		(14)	15
Allowance for credit losses on available-for-sale fixed maturity securities(2)	26		33		(1)	58
Allowance for credit losses on reinsurance recoverable	18		10		—	28
2020
Valuation allowance on deferred tax assets	$379		$(26)		$—	$353
Allowance for credit losses on mortgage loans on real estate(2)	16	(3)	76		(3)	89
Allowance for credit losses on available-for-sale fixed maturity securities(2)	—		26		—	26
Allowance for credit losses on reinsurance recoverable	17	(3)	1		—	18
2019
Valuation allowance on deferred tax assets	$638		$(259)		$—	$379
Allowance for credit losses on mortgage loans on real estate	2		(1)		—	1
Allowance for credit losses on available-for-sale fixed maturity securities	—		—		—	—
Allowance for credit losses on reinsurance recoverable	—		—		—	—
(1) Refer to the Income Taxes Note to the accompanying Consolidated Financial Statements for more information.
(2) Refer to the Investments (excluding Consolidated Investment Entities) Note to the accompanying Consolidated Financial Statements for more information.
(3) On January 1, 2020, as a result of implementing ASU 2016-13 Measurement of Credit Losses of Financial Instruments, the company recorded a transition adjustment on a continuing basis for Allowance for credit losses on mortgage loans on real estate and Allowance for credit losses on reinsurance recoverables of $15 and $17, respectively.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 pertaining to financial reporting in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, Voya Financial, Inc. has maintained effective internal control over financial reporting as of December 31, 2021.

Attestation Report of the Company's Registered Public Accounting Firm

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued their attestation report on management's internal control over financial reporting which is set forth below.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Voya Financial, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Voya Financial, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Voya Financial, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Voya Financial, Inc. as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedules and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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
February 22, 2022

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2021, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

(shares in millions)	2019 Omnibus Plan(2)	2014 Omnibus Plan	2013 Omnibus Plan
Authorized for issuance	12.0	17.8	7.7
Issued and reserved for issuance of outstanding:
RSUs	1.2	5.8	3.1
RSUs - Deal incentive awards	—	—	—
PSU awards (1)	1.5	4.9	2.0
Stock options	—	3.9	2.3
Shares available for issuance	9.3	3.2	0.3
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

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference to the definitive Proxy Statement relating to the Company's 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

10.14
Advances, Collateral Pledge and Security Agreement, dated as of February 8, 2018, by and between Voya Retirement Insurance and Annuity Company and the Federal Home Loan Bank of Boston (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018 (File No. 001-35897) filed on May 2, 2018)

10.15
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
10.17
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

10.21
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

10.23
Master Claim Agreement, dated April 17, 2012, between ING Groep N.V., ING America Insurance Holdings, Inc. and ING Insurance Eurasia N.V. (incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.24
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 5, 2013)

10.25
Employment Agreement, dated December 11, 2014, of Rodney O. Martin, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on December 16, 2014)

10.26+
Amended Agreement with Rodney O. Martin, Jr., dated September 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on September 21, 2017)

10.27+
Amendment Agreement with Rodney O. Martin, Jr. dated September 27, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 1, 2018)

10.28+
ING Group Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.29+
Form of ING Group Grant of Deferred Shares (incorporated by reference to Exhibit 10.55 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.30+
ING Group Long-Term Equity Ownership Plan (incorporated by reference to Exhibit 10.56 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.31+
Form of ING Group Long-Term Equity Ownership Plan Grant (incorporated by reference to Exhibit 10.57 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.32+
ING Group Standard Share Option Plan (incorporated by reference to Exhibit 10.58 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013).

10.33+
ING Americas Supplemental Executive Retirement Plan (Amended/Restated December 2011) (incorporated by reference to Exhibit 10.59 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No.333-184847) filed on January 23, 2013)

10.34+
Amended and Restated Voya Retirement Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 22, 2019)

10.35+
Voya Deferred Compensation Savings Plan, Amended and Restated Effective as of January 1, 2020 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on From 10-K (File No. 001-35897) filed on February 21, 2020)

10.36+
Voya Severance Pay Plan, as amended and restated effective as of January 4, 2021 (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on March 1, 2021)

10.37+	Form of Voya Financial, Inc. Severance Plan for Senior Managers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 5, 2016)

Exhibit No.	Description of Exhibit
10.38+
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

10.42+	ING Directors’ Pension Scheme (incorporated by reference to Exhibit 10.72 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)
10.43+
Form of ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.79 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 16, 2013)

10.44+
Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)

10.45+
Form of Award Agreement under the Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2020)

10.46+	Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)
10.47+	Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 9, 2019)
10.48+
Form of 2017 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 3, 2017)

10.49+
Form of Chief Executive Officer 2017 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 3, 2017)

10.50+
Form of 2018 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed February 21, 2020)

10.51+
Form of Chief Executive Officer 2018 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed February 21, 2020)

10.52+	Offer Letter of Charles P. Nelson, dated April 7, 2015 (incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 25, 2016)
10.53+	Offer Letter of Christine Hurtsellers, dated September 24, 2004 (incorporated by reference to Exhibit 10.98 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 23, 2017)
10.54+
Promotion and Compensation Memorandum of Christine Hurtsellers, dated February 12, 2009 (incorporated by reference to Exhibit 10.99 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 23, 2017)

10.55**
Master Agreement for Outsourced Services between Voya Services Company and Cognizant Worldwide Limited dated as of July 31, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 1, 2017)

10.56+	Offer Letter of Margaret Parent, dated July 18, 2016 (incorporated by reference to Exhibit 10.70 to the Company’s Annual report on Form 10-K (File No. 001.35897) Filed on February 21, 2020)
10.57+
Form of Chief Executive Officer 2020 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 6, 2020)

10.58+
Form of Executive Officer 2020 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 6, 2020)

Exhibit No.	Description of Exhibit
10.59+
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

February 22, 2022		Voya Financial, Inc.
(Date)		(Registrant)

	By: /s/	Michael S. Smith
Michael S. Smith
Vice Chairman and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature below constitutes and appoints Rodney O. Martin, Jr., Michael S. Smith, and Trevor Ogle as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By: /s/	Rodney O. Martin, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2022
Rodney O. Martin, Jr.

By: /s/	Yvette Butler	Director	February 22, 2022
Yvette Butler

By: /s/	Jane P. Chwick	Director	February 22, 2022
Jane P. Chwick

By: /s/	Kathleen DeRose	Director	February 22, 2022
Kathleen DeRose

By: /s/	Ruth Ann M. Gillis	Director	February 22, 2022
Ruth Ann M. Gillis

By: /s/	Aylwin Lewis	Director	February 22, 2022
Aylwin Lewis

By: /s/	Bryon H. Pollitt, Jr.	Director	February 22, 2022
Byron H. Pollitt, Jr.

By: /s/	Joseph V. Tripodi	Director	February 22, 2022
Joseph V. Tripodi

By: /s/	David Zwiener	Director	February 22, 2022
David Zwiener

By: /s/	Michael S. Smith	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 22, 2022
Michael S. Smith

By: /s/	C. Landon Cobb, Jr.	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2022
C. Landon Cobb, Jr.

