Form 10-Q
period 2022-03-31
Voya Financial, Inc.
filed 2022-05-05
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 29, 2022, 102,174,580 shares of Common Stock, 0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended March 31, 2022

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events and specifically the current COVID-19 pandemic event, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, (xi) changes in the policies of governments and/or regulatory authorities, and (xii) our ability to successfully manage the separation of the Individual Life business that we sold to Resolution Life US on January 4, 2021, including the transition services on the expected timeline and economic terms. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties" in the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35897) (the "Annual Report on Form 10-K").
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	March 31, 2022	December 31, 2021
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $30,610 as of 2022 and $30,656 as of 2021; allowance for credit losses of $62 as of 2022 and $58 as of 2021)	$31,127	$33,699
Fixed maturities, at fair value using the fair value option	2,242	2,354
Equity securities, at fair value (cost of $232 as of 2022 and $240 as of 2021)	232	240
Short-term investments	57	97
Mortgage loans on real estate	5,535	5,627
Less: Allowance for credit losses	11	15
Mortgage loans on real estate, net	5,524	5,612
Policy loans	381	392
Limited partnerships/corporations	1,852	1,739
Derivatives	191	171
Other investments	79	79
Securities pledged (amortized cost of $1,232 as of 2022 and $1,091 as of 2021)	1,265	1,198
Total investments	42,950	45,581
Cash and cash equivalents	1,011	1,402
Short-term investments under securities loan agreements, including collateral delivered	1,071	1,108
Accrued investment income	436	428
Premium receivable and reinsurance recoverable	13,296	13,663
Less: Allowance for credit losses on reinsurance recoverable	35	28
Premium receivable and reinsurance recoverable, net	13,261	13,635
Deferred policy acquisition costs and Value of business acquired	1,921	1,378
Deferred income taxes	1,405	986
Other assets (net of allowance for credit losses of $3 as of 2022)	2,710	2,532
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	2,550	2,469
Cash and cash equivalents	114	171
Corporate loans, at fair value using the fair value option	1,245	1,111
Other assets	24	28
Assets held in separate accounts	93,108	100,433
Total assets	$161,806	$171,262

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	March 31, 2022	December 31, 2021
Liabilities and Shareholders' Equity:
Future policy benefits	$9,927	$9,952
Contract owner account balances	42,838	42,806
Payables under securities loan and repurchase agreements, including collateral held	1,124	1,183
Short-term debt	1	1
Long-term debt	2,406	2,595
Derivatives	283	231
Pension and other postretirement provisions	213	226
Current income taxes	28	23
Other liabilities	2,072	2,098
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	989	880
Other liabilities	1,113	1,013
Liabilities related to separate accounts	93,108	100,433
Total liabilities	$154,102	$161,441

Commitments and Contingencies (Note 14)

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2022 and 2021 respectively)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 110,586,717 and 108,987,650 shares issued as of 2022 and 2021, respectively; 102,169,971 and 107,758,376 shares outstanding as of 2022 and 2021, respectively)	1	1
Treasury stock (at cost; 8,416,746 and 1,229,274 shares as of 2022 and 2021, respectively)	(565)	(80)
Additional paid-in capital	7,504	7,542
Accumulated other comprehensive income (loss)	527	2,100
Retained earnings (deficit):
Unappropriated	(1,269)	(1,310)
Total Voya Financial, Inc. shareholders' equity	6,198	8,253
Noncontrolling interest	1,506	1,568
Total shareholders' equity	7,704	9,821
Total liabilities and shareholders' equity	$161,806	$171,262

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Net investment income	$630	$714
Fee income	433	458
Premiums	613	(4,987)
Net gains (losses):
Total impairments	(7)	—
Other net gains (losses)	(278)	1,742
Total net gains (losses)	(285)	1,742
Other revenue	40	110
Income (loss) related to consolidated investment entities:
Net investment income	83	6
Total revenues	1,514	(1,957)
Benefits and expenses:
Policyholder benefits	431	(4,434)
Interest credited to contract owner account balances	234	244
Operating expenses	632	602
Net amortization of Deferred policy acquisition costs and Value of business acquired	80	539
Interest expense	40	49
Operating expenses related to consolidated investment entities:
Interest expense	6	5
Total benefits and expenses	1,423	(2,995)
Income (loss) from continuing operations before income taxes	91	1,038
Income tax expense (benefit)	7	(48)
Income (loss) from continuing operations	84	1,086
Income (loss) from discontinued operations, net of tax	—	14
Net income (loss)	84	1,100
Less: Net income (loss) attributable to noncontrolling interest	43	—
Net income (loss) available to Voya Financial, Inc.	41	1,100
Less: Preferred stock dividends	14	14
Net income (loss) available to Voya Financial, Inc.'s common shareholders	27	1,086

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.26	$8.74
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.26	$8.85

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.24	$8.19
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.24	$8.29

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$84	$1,100
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(1,991)	(3,490)
Other comprehensive income (loss), before tax	(1,991)	(3,490)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(418)	(502)
Other comprehensive income (loss), after tax	(1,573)	(2,988)
Comprehensive income (loss)	(1,489)	(1,888)
Less: Comprehensive income (loss) attributable to noncontrolling interest	43	—
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(1,532)	$(1,888)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2022 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of January 1, 2022	$—	$1	$(80)	$7,542	$2,100	$(1,310)	$8,253	$1,568	$9,821
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	41	41	43	84
Other comprehensive income (loss), after tax	—	—	—	—	(1,573)	—	(1,573)	—	(1,573)
Total comprehensive income (loss)							(1,532)	43	(1,489)
Common stock issuance	—	—	—	2	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(445)	(55)	—	—	(500)	—	(500)
Dividends on preferred stock	—	—	—	(14)	—	—	(14)	—	(14)
Dividends on common stock	—	—	—	(21)	—	—	(21)	—	(21)
Share-based compensation	—	—	(40)	50	—	—	10	—	10
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(105)	(105)
Balance as of March 31, 2022	$—	$1	$(565)	$7,504	$527	$(1,269)	$6,198	$1,506	$7,704

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2021 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of January 1, 2021	$—	$2	$(1,016)	$11,183	$4,898	$(4,957)	$10,110	$1,068	$11,178
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	1,100	1,100	—	1,100
Reversal of Other Comprehensive Income (Loss) due to Individual Life Transaction	—	—	—	—	(913)	—	(913)	—	(913)
Other comprehensive income (loss), after tax	—	—	—	—	(2,075)	—	(2,075)	—	(2,075)
Total comprehensive income (loss)							(1,888)	—	(1,888)
Common stock issuance	—	—	—	2	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(235)	(20)	—	—	(255)	—	(255)
Dividends on preferred stock	—	—	—	(14)	—	—	(14)	—	(14)
Dividends on common stock	—	—	—	(20)	—	—	(20)	—	(20)
Share-based compensation	—	—	(50)	46	—	—	(4)	—	(4)
Balance as of March 31, 2021	$—	$2	$(1,301)	$11,177	$1,910	$(3,857)	$7,931	$1,068	$8,999

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities - continuing operations	$419	$(697)
Net cash (used in) operating activities - discontinued operations	—	(239)
Net cash provided by (used in) operating activities	419	(936)
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,897	1,446
Equity securities	—	168
Mortgage loans on real estate	204	160
Limited partnerships/corporations	59	316
Acquisition of:
Fixed maturities	(2,183)	(1,889)
Equity securities	—	(247)
Mortgage loans on real estate	(112)	(184)
Limited partnerships/corporations	(115)	(77)
Short-term investments, net	40	(31)
Derivatives, net	(4)	(19)
Sales from consolidated investment entities	449	65
Purchases within consolidated investment entities	(651)	(155)
Collateral (delivered) received, net	(22)	105
Receipts on deposit asset contracts	30	—
Other, net	5	418
Net cash provided by investing activities - discontinued operations	—	376
Net cash (used in) provided by investing activities	(403)	452
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,212	1,584
Maturities and withdrawals from investment contracts	(1,024)	(1,449)
Settlements on deposit liability contracts	(2)	(2)
Repayment of debt with maturities of more than three months	(194)	(85)
Borrowings of consolidated investment entities	441	17
Repayments of borrowings of consolidated investment entities	(60)	—
Contributions from (distributions to) participants in consolidated investment entities, net	(202)	—
Proceeds from issuance of common stock, net	2	2
Share-based compensation	(37)	(40)
Common stock acquired - Share repurchase	(500)	(255)
Dividends paid on preferred stock	(14)	(14)
Dividends paid on common stock	(21)	(20)
Principal payments for financing leases	(8)	(6)
Net cash provided by financing activities - discontinued operations	—	—
Net cash (used in) financing activities	(407)	(268)
Net decrease in cash and cash equivalents	(391)	(752)
Cash and cash equivalents, beginning of period	1,402	1,922
Cash and cash equivalents, end of period	$1,011	$1,170

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. and its subsidiaries (collectively the "Company") is a financial services organization in the United States that offers a broad range of retirement services, investment management services, mutual funds, group insurance and supplemental health products. Products and services are provided by the Company through three segments: Wealth Solutions, Investment Management and Health Solutions. Activities not directly related to the Company's segments and certain run-off activities that are not meaningful to the Company's business strategy are included within Corporate. See the Segments Note to these Condensed Consolidated Financial Statements.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2022, its results of operations, comprehensive income, changes in shareholders' equity, and statements of cash flows for the three months ended March 31, 2022 and 2021, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on Net income (loss) or Total shareholders’ equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The December 31, 2021 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Future Adoption of Accounting Pronouncements

The following table provides a description of future adoptions of new accounting standards that may have an impact on the Company's financial statements when adopted:

Standard	Description of Requirements	Effective Date and Transition Provisions	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update ("ASU") 2022-02, Troubled Debt Restructurings ("TDRs") and Vintage Disclosures	This standard, issued in March 2022, eliminates the accounting guidance on troubled debt restructurings for creditors, requires enhanced disclosures for creditors about loan modifications when a borrower is experiencing financial difficulty, and requires public business entities to include current-period gross write-offs in the vintage disclosure tables.	The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities have the option to apply the amendments involving the recognition and measurement of TDRs using a modified retrospective transition method; the other amendments are required to be applied prospectively.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2022-02.
ASU 2020-04, Reference Rate Reform	This standard, issued in March 2020, provides temporary optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

	In January, 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-01, which clarified the scope of relief related to ASU 2020-04.	The amendments are effective as of March 12, 2020, the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022.
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
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts
This standard, issued in August 2018, changes the measurement and disclosures of insurance liabilities and deferred acquisition costs ("DAC") for long-duration contracts issued by insurers. In addition to expanded disclosures, the standard’s requirements include:
•Annual review and, if necessary, update of cash flow assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited payment insurance contracts. The rate used to discount these liabilities will be required to be updated quarterly, with related changes in the liability recorded in Accumulated other comprehensive income ("AOCI").
•Fair value measurement of contract guarantee features qualifying as Market Risk Benefits (“MRB”), with changes in fair value recognized in the Statement of Operations, except for changes in the instrument-specific credit risk, which will be recorded in AOCI.
•Amortization of DAC on a constant level basis over the expected term of the contracts.
The amendments are effective for fiscal years ending after December 15, 2022, including interim periods within those fiscal years. Initial adoption for the liability for future policy benefits and DAC is required to be reported using either a full retrospective or modified retrospective approach. For market risk benefits, full retrospective application is required.
Evaluation of the implications of these requirements and related potential financial statement impacts is continuing, in accordance with an established governance framework and implementation plan, which includes design and testing of internal controls related to new processes. The Company does not plan to early adopt the ASU and expects to apply a modified retrospective transition method for the liability of future policy benefits and DAC.

The Company expects the January 1, 2021 transition impact on Total shareholders’ equity to be modestly positive, primarily driven by a positive impact to AOCI resulting from the reversal of DAC, value of business acquired ("VOBA"), and other adjustment balances of approximately $1.3 billion after tax, offset by an unfavorable impact to AOCI resulting from the remeasurement of Future policy benefits and Reinsurance recoverables using January 1, 2021 discount rates. The majority of the Future policy benefits balance impacted by ASU 2018-12 is reinsured to Resolution Life US. While there will be an unfavorable transition impact on Retained earnings (deficit) associated with the establishment of MRB reserves related to guaranteed minimum benefits on certain deferred annuity contracts, that impact is not expected to be substantial.

The ultimate effects the standard will have on the financial statements are highly dependent on macroeconomic conditions, particularly interest rates and spreads, which may materially change ASU 2018-12-related equity impacts in periods subsequent to transition.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Discontinued Operations

As noted in the Business, Basis of Presentation and Significant Accounting Policies Note, on January 4, 2021, the Company sold several of its subsidiaries and the related Individual Life and fixed and variable annuities businesses within these subsidiaries to Resolution Life US pursuant to the Resolution MTA entered into on December 18, 2019. The Company determined that the entities disposed of met the criteria to be classified as discontinued operations and that the sale represented a strategic shift that had a major effect on the Company’s operations. Income (loss) from discontinued operations, net of tax, in the first quarter of 2021 included a reduction to loss on sale, net of tax of $14 associated with the transaction. For more information related to this transaction, refer to the Discontinued Operations Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on form 10-K.

Subsequent to the close of the transaction, the Company incurred loss recognition of $523, which is inclusive of $302 of DAC/VOBA write down and $221 of premium deficiency reserve. The DAC/VOBA write down and the premium deficiency reserve were recorded in Net amortization of DAC/VOBA and Policyholder benefits, respectively in the Condensed Consolidated Financial Statements for the three months ended, March 31, 2021.

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2022:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$832	$161	$5	$—	$988	$—
U.S. Government agencies and authorities	62	8	1	—	69	—
State, municipalities and political subdivisions	989	36	21	—	1,004	—
U.S. corporate public securities	10,249	762	345	—	10,666	—
U.S. corporate private securities	4,883	174	98	—	4,959	—
Foreign corporate public securities and foreign governments(1)	3,347	154	117	—	3,358	26
Foreign corporate private securities(1)	3,296	66	35	—	3,294	33
Residential mortgage-backed securities	4,154	80	103	8	4,138	1
Commercial mortgage-backed securities	4,249	46	126	—	4,168	1
Other asset-backed securities	2,023	8	40	—	1,990	1
Total fixed maturities, including securities pledged	34,084	1,495	891	8	34,634	62
Less: Securities pledged	1,232	40	7	—	1,265	—
Total fixed maturities	$32,852	$1,455	$884	$8	$33,369	$62
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net gains (losses) in the Condensed Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2021:

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
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net gains (losses) in the Condensed Consolidated Statements of Operations.

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2022, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$608	$590
After one year through five years	4,337	4,374
After five years through ten years	5,370	5,462
After ten years	13,343	13,912
Mortgage-backed securities	8,403	8,306
Other asset-backed securities	2,023	1,990
Fixed maturities, including securities pledged	$34,084	$34,634

As of March 31, 2022 and December 31, 2021, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2022
Communications	$1,327	$119	$26	$1,420
Financial	3,771	178	142	3,807
Industrial and other companies	9,304	433	276	9,461
Energy	1,900	170	36	2,034
Utilities	3,717	203	74	3,846
Transportation	1,135	30	23	1,142
Total	$21,154	$1,133	$577	$21,710

December 31, 2021
Communications	$1,261	$238	$3	$1,496
Financial	3,752	394	13	4,133
Industrial and other companies	9,600	1,058	32	10,626
Energy	1,907	314	18	2,203
Utilities	3,782	499	11	4,270
Transportation	1,130	93	1	1,222
Total	$21,432	$2,596	$78	$23,950

The Company invests in various categories of collateralized mortgage obligations (CMOs), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2022 and December 31, 2021, approximately 39.8% and 40.6%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of March 31, 2022 and December 31, 2021, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of March 31, 2022, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $118 and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets. As of December 31, 2021, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $105. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Pledged

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of March 31, 2022 and December 31, 2021, the fair value of loaned securities was $980 and $969, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2022 and December 31, 2021, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $817 and $884, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, liabilities to return collateral of $817 and $884, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2022 and December 31, 2021, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $192 and $117, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	March 31, 2022	December 31, 2021
U.S. Treasuries	$61	$42
U.S. Government agencies and authorities	3	3
U.S. corporate public securities	608	599
Equity Securities	5	—
Foreign corporate public securities and foreign governments	332	357
Payables under securities loan agreements	$1,009	$1,001

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the periods presented:

	Three Months Ended March 31, 2022
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$1	$—	$—	$56	$1	$58
Credit losses on securities for which credit losses were not previously recorded	1	1	26	—	1	29
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	(41)	—	(41)
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—	—
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	—	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	(1)	—	—	18	(1)	16
Write-offs	—	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—	—
Balance as of March 31	$1	$1	$26	$33	$1	$62

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2021
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$2	$1	$15	$8	$26
Credit losses on securities for which credit losses were not previously recorded	1	—	40	—	41
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	(1)	—	—	(1)
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution . .	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	(2)	—	1	(7)	(8)
Write-offs	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—
Balance as of December 31	$1	$—	$56	$1	$58

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of March 31, 2022:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$92	$4	20	$14	$1	4	$106	$5	24
U.S. Government agencies and authorities	9	1	1	—	—	—	9	1	1
State, municipalities and political subdivisions	250	21	86	—	—	—	250	21	86
U.S. corporate public securities	2,970	276	602	409	69	175	3,379	345	777
U.S. corporate private securities	1,554	71	158	248	27	10	1,802	98	168
Foreign corporate public securities and foreign governments	1,106	85	207	204	32	44	1,310	117	251
Foreign corporate private securities	1,080	35	82	11	—	1	1,091	35	83
Residential mortgage-backed	1,408	85	409	327	18	130	1,735	103	539
Commercial mortgage-backed	2,527	106	420	257	20	37	2,784	126	457
Other asset-backed	1,530	33	346	143	7	68	1,673	40	414
Total	$12,526	$717	2,331	$1,613	$174	469	$14,139	$891	2,800

The Company concluded that an allowance for credit losses was unnecessary for these securities because the unrealized losses are interest rate related.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of December 31, 2021:

	Twelve Months or Less Below Amortized Cost				More Than Twelve Months Below Amortized Cost				Total
	Fair Value	Unrealized Capital Losses		Number of securities	Fair Value	Unrealized Capital Losses		Number of securities	Fair Value	Unrealized Capital Losses		Number of securities
U.S. Treasuries	$16	$—	*	8	$12	$—	*	2	$28	$—	*	10
State, municipalities and political subdivisions	58	1		22	—	—		—	58	1		22
U.S. corporate public securities	1,425	35		292	115	6		119	1,540	41		411
U.S. corporate private securities	447	5		34	122	18		9	569	23		43
Foreign corporate public securities and foreign governments	534	16		97	28	2		14	562	18		111
Foreign corporate private securities	70	1		7	11	—	*	1	81	1		8
Residential mortgage-backed	704	18		244	294	13		116	998	31		360
Commercial mortgage-backed	1,137	12		191	228	10		32	1,365	22		223
Other asset-backed	922	8		221	98	4		56	1,020	12		277
Total	$5,313	$96		1,116	$908	$53		349	$6,221	$149		1,465
*Less than $1

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of March 31, 2022. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, increased $742 from $149 to $891 for the three months ended March 31, 2022. The increase in unrealized losses was driven by materially higher interest rates across the yield curve.

As of March 31, 2022, $5 of the total $891 of gross unrealized losses were from 5 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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

The following table identifies the Company's intent impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2022		2021
	Impairment	No. of Securities	Impairment		No. of Securities
Residential mortgage-backed	$7	13	$—	*	7
Commercial mortgage-backed	—	—	—	*	1
Total	$7	13	$—	*	8
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the valuation allowance) before and after modification through a troubled debt restructuring may not change significantly or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three months ended March 31, 2022, the Company had no new commercial mortgage loan troubled debt restructuring. For the three months ended March 31, 2022, the Company had 3 new private placement troubled debt restructuring with a pre modification value of $28 and post modification carrying value of $10. For the three months ended March 31, 2021, the Company had one commercial mortgage loan trouble debt restructuring with a pre and post modification carrying value of $5. For the three months ended March 31, 2021, the Company did not have any private placement troubled debt restructurings.

For the three months ended March 31, 2022 and March 31, 2021, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of March 31, 2022 and December 31, 2021, respectively.

	As of March 31, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$35	$40	$23	$—	$—	$98
2021	261	340	187	—	—	788
2020	145	234	39	10	—	428
2019	180	201	60	—	—	441
2018	167	46	3	—	—	216
2017	647	214	4	—	—	865
2016 and prior	2,096	580	23	—	—	2,699
Total	$3,531	$1,655	$339	$10	$—	$5,535

	As of December 31, 2021
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2021	$269	$315	$201	$—	$—	$785
2020	140	240	77	—	—	457
2019	201	192	69	—	—	462
2018	169	50	2	—	—	221
2017	656	214	4	—	—	874
2016 and prior	2,220	584	24	—	—	2,828
Total	$3,655	$1,595	$377	$—	$—	$5,627

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of March 31, 2022 and December 31, 2021, respectively.

	As of March 31, 2022
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2022	$98	$—	$—	$—	$—	$98
2021	658	26	37	67	—	788
2020	368	21	33	6	—	428
2019	270	39	107	25	—	441
2018	130	5	54	27	—	216
2017	412	154	110	189	—	865
2016 and prior	2,117	252	234	96	—	2,699
Total	$4,053	$497	$575	$410	$—	$5,535

	As of December 31, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2021	$652	$27	$38	$68	$—	$785
2020	396	21	34	6	—	457
2019	278	49	108	27	—	462
2018	131	5	54	31	—	221
2017	414	156	111	193	—	874
2016 and prior	2,237	242	242	107	—	2,828
Total	$4,108	$500	$587	$432	$—	$5,627

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of March 31, 2022 and December 31, 2021, respectively.

	As of March 31, 2022
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2022	$17	$37	$1	$19	$1	$9	$3	$1	$10	$98
2021	98	82	141	138	110	141	9	47	22	788
2020	84	176	22	24	41	40	2	14	25	428
2019	59	145	14	109	47	17	15	13	22	441
2018	50	68	58	10	14	10	—	6	—	216
2017	127	93	354	138	55	55	6	37	—	865
2016 and prior	708	580	582	130	253	220	52	139	35	2,699
Total	$1,143	$1,181	$1,172	$568	$521	$492	$87	$257	$114	$5,535

	As of December 31, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$98	$79	$143	$137	$110	$140	$9	$47	$22	$785
2020	84	187	31	35	39	39	3	14	25	457
2019	59	145	14	130	47	17	15	13	22	462
2018	54	68	59	10	14	10	—	6	—	221
2017	128	94	360	139	56	56	5	36	—	874
2016 and prior	718	617	590	159	256	239	71	142	36	2,828
Total	$1,141	$1,190	$1,197	$610	$522	$501	$103	$258	$105	$5,627

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of March 31, 2022 and December 31, 2021, respectively.

	As of March 31, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$—	$45	$49	$4	$—	$—	$—	$98
2021	38	185	409	129	—	18	9	788
2020	59	81	117	171	—	—	—	428
2019	46	95	201	73	26	—	—	441
2018	38	87	57	12	4	18	—	216
2017	109	411	194	148	3	—	—	865
2016 and prior	857	547	552	394	93	203	53	2,699
Total	$1,147	$1,451	$1,579	$931	$126	$239	$62	$5,535

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$39	$185	$405	$129	$—	$18	$9	$785
2020	58	90	140	169	—	—	—	457
2019	46	96	211	82	27	—	—	462
2018	38	88	57	16	4	18	—	221
2017	110	417	195	149	3	—	—	874
2016 and prior	936	566	576	398	93	205	54	2,828
Total	$1,227	$1,442	$1,584	$943	$127	$241	$63	$5,627

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2022	December 31, 2021
Allowance for credit losses, beginning of period	$15	$89
Credit losses on mortgage loans for which credit losses were not previously recorded	—	1
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	—	(14)
Increase (decrease) on mortgage loans with allowance recorded in previous period	(4)	(61)
Provision for expected credit losses	11	15
Write-offs	—	—
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, end of period	$11	$15

The following table presents past due commercial mortgage loans as of the dates indicated:

	March 31, 2022	December 31, 2021
Delinquency:
Current	$5,535	$5,627
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$5,535	$5,627

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of March 31, 2022, the Company had no commercial mortgage loan in non-accrual status. As of December 31, 2021, the Company had no commercial mortgage loan in non-accrual status. There was no interest income recognized on loans in non-accrual status for the three months ended March 31, 2022 and year ended December 31, 2021.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Fixed maturities	$479	$515
Equity securities	4	5
Mortgage loans on real estate	59	61
Policy loans	6	6
Short-term investments and cash equivalents	1	1
Limited partnerships and other	96	143
Gross investment income	645	731
Less: Investment expenses	15	17
Net investment income	$630	$714

As of March 31, 2022, the Company had $97 of investments in fixed maturities that did not produce net investment income. As of December 31, 2021, the Company had no investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Fixed maturities, available-for-sale, including securities pledged	$(73)	$1,768
Fixed maturities, at fair value option	(305)	(248)
Equity securities, at fair value	(8)	6
Derivatives	94	23
Embedded derivatives - fixed maturities	(4)	(5)
Guaranteed benefit derivatives	6	57
Mortgage loans	4	138
Other investments	1	3
Net gains (losses)	$(285)	$1,742

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities, available-for-sale and trading, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2022	(1)	2021
Proceeds on sales	$1,249		$9,631
Gross gains	15		1,697
Gross losses	32		2
(1) Decrease from prior year is the result of the transfer of assets to support the life reinsurance transaction with Resolution.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2022			December 31, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Foreign exchange contracts	$92	$2	$—	$94	$2	$—
Cash flow hedges:
Interest rate contracts	22	—	—	22	—	—
Foreign exchange contracts	699	19	13	683	16	16
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	15,553	166	257	13,382	147	209
Foreign exchange contracts	185	2	2	146	1	3
Equity contracts	290	2	10	299	4	2
Credit contracts	179	—	1	135	1	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	8	—	N/A	12	—
Within products	N/A	—	38	N/A	—	47
Within reinsurance agreements	N/A	—	104	N/A	—	196
Managed custody guarantees	N/A	—	4	N/A	—	1
Total		$199	$429		$183	$475
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2022 and December 31, 2021. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	March 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$179	$—	$1
Equity contracts	236	2	10
Foreign exchange contracts	976	23	15
Interest rate contracts	12,853	166	257
		191	283
Counterparty netting(1)		(175)	(175)
Cash collateral netting(1)		(10)	(81)
Securities collateral netting(1)		(3)	(20)
Net receivables/payables		$3	$7
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

As of March 31, 2022, the Company held $1 and pledged $75 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2021, the Company held $17 and pledged $71 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2022, the Company delivered $167 of securities and held $3 of securities as collateral. As of December 31, 2021, the Company delivered $124 of securities and held $2 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended March 31,
	2022		2021
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net gains/(losses)	Net investment income	Net investment income and Other net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(1)	$7	$(1)	$6
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3	—	(3)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Three Months Ended March 31,
	2022		2021
	Net investment income	Other net gains/(losses)	Net investment income	Other net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$630	$(278)	$714	$1,742
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(2)	—	—
Derivatives designated as hedging instruments(1)	—	2	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	—	2	(5)
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2022	2021
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net gains (losses)	$100	$25
Foreign exchange contracts	Other net gains (losses)	(1)	—
Equity contracts	Other net gains (losses)	(8)	3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net gains (losses)	(4)	(5)
Within products	Other net gains (losses)	10	35
Within reinsurance agreements(1)	Policyholder benefits	92	52
Managed custody guarantees	Other net gains (losses)	(3)	4
Total		$186	$114
(1) Excludes gains (losses) from standalone derivatives of $1 for the three months ended March 31, 2022, that are recognized in Other net gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$748	$240	$—	$988
U.S. Government agencies and authorities	—	69	—	69
State, municipalities and political subdivisions	—	1,004	—	1,004
U.S. corporate public securities	—	10,595	71	10,666
U.S. corporate private securities	—	3,034	1,925	4,959
Foreign corporate public securities and foreign governments(1)	—	3,347	11	3,358
Foreign corporate private securities(1)	—	2,798	496	3,294
Residential mortgage-backed securities	—	4,093	45	4,138
Commercial mortgage-backed securities	—	4,168	—	4,168
Other asset-backed securities	—	1,941	49	1,990
Total fixed maturities, including securities pledged	748	31,289	2,597	34,634
Equity securities	24	5	203	232
Derivatives:
Interest rate contracts	—	166	—	166
Foreign exchange contracts	—	23	—	23
Equity contracts	1	1	—	2
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,108	23	8	2,139
Assets held in separate accounts	87,336	5,438	334	93,108
Total assets	$90,217	$36,945	$3,142	$130,304
Percentage of Level to total	70%	28%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives(2)	—	—	42	42
Other derivatives:
Interest rate contracts	—	257	—	257
Foreign exchange contracts	—	15	—	15
Equity contracts	—	10	—	10
Credit contracts	—	1	—	1
Embedded derivative on reinsurance	—	18	86	104
Total liabilities	$—	$301	$128	$429
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

Derivatives: Derivatives are carried at fair value, which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates ("LIBOR"), Overnight Index Swap ("OIS") rates, and Secured Overnight Financing Rate ("SOFR"). The Company uses SOFR discounting for valuations of interest rate derivatives; however, certain legacy positions may continue to be discounted on OIS. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s nonperformance risk is also considered and incorporated in the Company’s valuation process. The Company also has certain credit default swaps and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2022
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$16	$—	$(2)	$21	$—	$—	$—	$36	$—	$71	$—	$(2)
U.S. corporate private securities	1,910	(1)	(145)	111	—	—	(61)	121	(10)	1,925	(1)	(145)
Foreign corporate public securities and foreign governments(1)	—	—	—	11	—	—	—	—	—	11	—	—
Foreign corporate private securities(1)	353	(18)	(24)	50	—	—	(13)	148	—	496	—	(24)
Residential mortgage-backed securities	43	(9)	—	13	—	—	—	—	(2)	45	(9)	—
Other asset-backed securities	44	—	(2)	18	—	(10)	(1)	—	—	49	—	(2)
Total fixed maturities, including securities pledged	2,366	(28)	(173)	224	—	(10)	(75)	305	(12)	2,597	(10)	(173)
Equity securities, at fair value	203	(10)	—	—	—	—	—	10	—	203	(10)	—
Derivatives:
Guaranteed benefit derivatives (2)(5)	(48)	7	—	—	(1)	—	—	—	—	(42)	—	—
Embedded derivatives on reinsurance	(87)	1	—	—	—	—	—	—	—	(86)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	8	—	—	—	—	—	8	—	—
Assets held in separate accounts(4)	316	(14)	—	65	—	(1)	—	6	(38)	334	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Other net (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of March 31 amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2021
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$93	$3	$(5)	$1	$—	$(32)	$—	$—	$—	$60	$—	$(5)
U.S. corporate private securities	1,900	50	(96)	57	—	(327)	(48)	76	(28)	1,584	(1)	(94)
Foreign corporate public securities and foreign governments(1)	—	—	—	7	—	—	—	—	—	7	—	—
Foreign corporate private securities(1)	457	7	(10)	—	—	(47)	(27)	—	—	380	1	(10)
Residential mortgage-backed securities	43	(3)	—	16	—	(7)	—	—	(2)	47	(3)	—
Other asset-backed securities	61	—	(2)	7	—	(4)	(15)	22	—	69	—	(2)
Total fixed maturities, including securities pledged	2,554	57	(113)	88	—	(417)	(90)	98	(30)	2,147	(3)	(111)
Equity securities, at fair value	172	10	—	224	—	(140)	(9)	—	—	257	10	—
Derivatives:
Guaranteed benefit derivatives (2)(5)	(84)	57	—	—	—	—	1	—	—	(26)	—	—
Other derivatives, net	1	—	—	—	—	—	(1)	—	—	—	(1)	—
Embedded derivatives on reinsurance	—	1	—	—	(89)	—	—	—	—	(88)	—	—
Assets held in separate accounts(4)	222	1	—	33	—	(1)	—	—	(18)	237	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Other net (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2022 and 2021, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.
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
The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$34,634	$34,634	$37,251	$37,251
Equity securities	232	232	240	240
Mortgage loans on real estate	5,535	5,571	5,627	5,982
Policy loans	381	381	392	392
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,139	2,139	2,607	2,607
Derivatives	191	191	171	171
Other investments	79	79	79	79
Assets held in separate accounts	93,108	93,108	100,433	100,433
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$35,693	$40,553	$35,334	$43,407
Funding agreements with fixed maturities	1,457	1,461	1,460	1,461
Supplementary contracts, immediate annuities and other	814	706	829	775
Derivatives:
Guaranteed benefit derivatives(2)	42	42	48	48
Other derivatives	283	283	231	231
Short-term debt	1	1	1	1
Long-term debt	2,406	2,561	2,595	2,991
Embedded derivative on reinsurance	104	104	196	196
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2022
	DAC	VOBA		Total
Balance as of January 1, 2022	$1,217	$161		$1,378
Deferrals of commissions and expenses	25	1		26
Amortization:
Amortization, excluding unlocking	(57)	(4)		(61)
Unlocking(1)	(26)	(26)		(52)
Interest accrued	25	8	(3)	33
Net amortization included in Condensed Consolidated Statements of Operations	(58)	(22)		(80)
Change due to unrealized capital gains/(losses) on available-for-sale securities	349	248		597
Balance as of March 31, 2022	$1,533	$388		$1,921

	2021
	DAC	VOBA		Total
Balance as of January 1, 2021	$1,440	$70		$1,510
Deferrals of commissions and expenses	23	2		25
Amortization:
Amortization, excluding unlocking (2)	(418)	(133)		(551)
Unlocking(1)	(17)	(9)		(26)
Interest accrued	29	9	(3)	38
Net amortization included in Condensed Consolidated Statements of Operations	(406)	(133)		(539)
Change due to unrealized capital gains/(losses) on available-for-sale securities	264	332		596
Balance as of March 31, 2021	$1,321	$271		$1,592
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) There was no loss recognition during 2022. During 2021, the Company recognized loss recognition of $301 and $1 for DAC and VOBA, respectively.
(3) Interest accrued at the following rates for VOBA: 3.5% to 7.2% during 2022 and 2021.
7.    Reinsurance

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	March 31, 2022
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$203	$15	$(223)	$(5)
Reinsurance recoverable, net of allowance for credit losses	—	—	13,266	13,266
Total	$203	$15	$13,043	$13,261

Liabilities
Future policy benefits and contract owner account balances	51,674	1,091	—	52,765
Liability for funds withheld under reinsurance agreements	137	—	—	137
Total	$51,811	$1,091	$—	$52,902

	December 31, 2021
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$169	$8	$(213)	$(36)
Reinsurance recoverable	—	—	13,671	13,671
Total	$169	$8	$13,458	$13,635

Liabilities
Future policy benefits and contract owner account balances	$51,648	$1,110	$—	$52,758
Liability for funds withheld under reinsurance agreements	203	—	—	203
Total	$51,851	$1,110	$—	$52,961

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Statement of Operations is as follows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Premiums:
Direct premiums	$813	$772
Reinsurance assumed	9	9
Reinsurance ceded	(209)	(5,768)
Net premiums	$613	$(4,987)

Fee income:
Gross fee income	$532	$560
Reinsurance assumed	5	5
Reinsurance ceded	(104)	(107)
Net fee income	$433	$458

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$878	$1,967
Reinsurance assumed	8	21
Reinsurance ceded(1)	(221)	(6,178)
Net interest credited and other benefits to contract owners / policyholders	$665	$(4,190)
(1) Includes $78 and $5,788 for amounts paid and accrued to reinsurers in connection with the Company's UL contracts for the three months ended March 31, 2022 and 2021, respectively.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of March 31, 2022 and December 31, 2021, the Company has a deposit asset of $1.6 billion which is reported in "Other assets" on the accompanying Condensed Consolidated Balance Sheets.

8.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan"), the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan") and the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (the "2019 Omnibus Plan") (together, the "Omnibus Plans"). As of March 31, 2022, common stock reserved and available for issuance under the 2013 Omnibus Plan, the 2014 Omnibus Plan and the 2019 Omnibus Plan was 347,663, 3,036,761 and 8,011,282 shares, respectively.

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan ("Director Plan").

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Restricted Stock Unit (RSU) awards	$22	$18
Performance Stock Unit (PSU) awards	24	19
Total share-based compensation expense	46	37
Income tax benefit	15	11
After-tax share-based compensation expense	$31	$26

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the Director Plan for the periods indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	1.4		$57.53	2.0		$54.05
Adjustment for PSU performance factor	—		—	0.2		59.13
Granted	0.7		65.99	0.6		66.32
Vested	(0.7)		56.54	(0.9)		51.30
Forfeited	—	*	57.69	—	*	52.60
Outstanding as of March 31, 2022	1.4		$62.12	1.9		$58.84
*Less than 0.1

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2022	1.8	$42.91
Granted	—	—
Exercised	(0.1)	40.34
Forfeited	—	—
Outstanding as of March 31, 2022	1.7	$43.05
Vested, exercisable, as of March 31, 2022	1.7	$43.05

9.     Shareholders' Equity

Noncontrolling Interest

Noncontrolling interest in limited partnerships decreased as a result of increase in net distributions, partially offset by favorable market appreciation in limited partnership investments and a favorable impact from updating the methodology used in calculating noncontrolling interest accruals for first quarter. See the Consolidated and Nonconsolidated Investment Entities Note to these Condensed Consolidated Financial Statements for additional details over changes in noncontrolling interest during the year and impacting Shareholders' Equity.

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2021	143.3	19.1	124.2
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	17.9	(17.9)
Share-based compensation	2.4	1.0	1.4
Treasury Stock retirement	(36.8)	(36.8)	—
Balance, December 31, 2021	109.0	1.2	107.8
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	6.6	(6.6)
Share-based compensation	1.6	0.6	1.0
Balance, March 31, 2022	110.6	8.4	102.2

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Dividends declared per share of Common Stock	$0.20	$0.165

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

On April 28, 2022, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500. The share repurchase authorization expires on June 30, 2023 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions during the three months ended March 31, 2022.

2022
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
March 17, 2022	$275	3,305,786	(1)	(1)	(1)
(1) This arrangement is scheduled to terminate no later than the end of the second quarter 2022, at which time the Company will settle any positive or negative share balances based on the daily volume-weighted average price of the Company's common stock.

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The exercise price of the warrants at the time of issuance was $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. On March 12, 2018, ING Group sold its remaining interests in the warrants and no longer owns any warrants. On March 30, 2022, the Company paid a quarterly dividend of $0.20 per share on its common stock. As a consequence, the exercise price of the warrants to purchase shares of common stock was adjusted to $47.36 per share of common stock and the number of shares of common stock for which each warrant is exercisable has been adjusted to 1.029433144. As of March 31, 2022, no warrants have been exercised.

Preferred Stock

As of March 31, 2022 and December 31, 2021, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	March 31, 2022		December 31, 2021
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended March 31,	Per Share	Aggregate	Per Share	Aggregate
2022	$30.625	$10	$13.375	$4
2021	30.625	10	13.375	4
As of March 31, 2022, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended March 31,
(in millions, except for per share data)	2022	2021
Earnings
Net income (loss) available to common shareholders:
Income (loss) from continuing operations	$84	$1,086
Less: Preferred stock dividends	14	14
Less: Net income (loss) attributable to noncontrolling interest	43	—
Income (loss) from continuing operations available to common shareholders	27	1,072
Income (loss) from discontinued operations, net of tax	—	14
Net income (loss) available to common shareholders	$27	$1,086

Weighted average common shares outstanding
Basic	106.1	122.7
Dilutive Effects(1):
Warrants	8.2	5.4
RSU awards	1.0	1.1
PSU awards	1.0	1.1
Stock Options	0.7	0.6
Diluted	117.0	130.9

Basic(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.26	$8.74
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$—	$0.11
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.26	$8.85
Diluted(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.24	$8.19
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$—	$0.10
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.24	$8.29
(1) For the three months ended March 31, 2022 and March 31, 2021, weighted average shares used for calculating earnings per share excludes the impact of forward contracts related to the share repurchase agreement entered into on March 17, 2022 and February 11, 2021, respectively, as the inclusion of these instruments would be antidilutive to the earnings per share calculation. For more information on the share repurchase agreement, see the Shareholders' Equity Note to these Consolidated Financial Statements.
(2) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

11.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of AOCI as of the dates indicated:

	March 31,
	2022	2021
Fixed maturities, net of impairment	$602	$2,928
Derivatives(1)	80	62
DAC/VOBA adjustment on available-for-sale securities(2)	(172)	(728)	(3)
Premium deficiency reserve adjustment(2)	(5)	(15)
Other intangibles adjustment on available-for-sale securities(2)	2	5
Other	—	5
Unrealized capital gains (losses), before tax	507	2,257
Deferred income tax asset (liability)(4)	17	(351)
Net unrealized capital gains (losses)	524	1,906
Pension and other postretirement benefits liability, net of tax	3	4
AOCI	$527	$1,910
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of March 31, 2022, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $21.
(2) Upon adoption of ASU 2018-12 on January 1, 2023, the DAC/VOBA adjustments on available-for-sale securities, Premium deficiency reserve adjustment and Other intangibles adjustment on available-for-sale securities will be reversed as of the January 1, 2021 transition date and in subsequent periods.
(3) In connection with the closing of the Individual Life Transaction on January 4, 2021, the Company released stranded AOCI and reversed unrealized capital gains (losses) on available-for-sale securities associated with DAC for the disposed entities. In addition, the Company released the unrealized gains for the investments transferred associated with the reinsurance transactions entered into at closing.
(4) The $17 net deferred income tax asset as of March 31, 2022 is the result of uncleared stranded deferred tax benefits created in prior years when a valuation allowance was created.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2022
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(2,663)		$559	$(2,104)
Other	—		—	—
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	70		(15)	55
DAC/VOBA	597	(1)	(125)	472
Premium deficiency reserve adjustment	9		(2)	7
Other intangibles	(4)		1	(3)
Change in unrealized gains (losses) on available-for-sale securities	(1,991)		418	(1,573)

Derivatives:
Derivatives	5	(2)	(1)	4
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	—		—	—
Change in Accumulated other comprehensive income (loss)	$(1,991)		$418	$(1,573)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2021
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,925)		$593	$(3,332)
Other	2		—	2
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(1,760)		370	(1,390)
DAC/VOBA	1,343	(1)	(282)	1,061
Premium deficiency reserve adjustment	446		(94)	352
Other intangibles	419		(88)	331
Change in unrealized gains (losses) on available-for-sale securities	(3,475)		499	(2,976)

Derivatives:
Derivatives	(9)	(2)	2	(7)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains (losses) on derivatives	(15)		3	(12)
Change in Accumulated other comprehensive income (loss)	$(3,490)		$502	$(2,988)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

12.    Income Taxes

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period the related item is incurred.

The Company's effective tax rate for the three months ended March 31, 2022 was 7.7%. The effective tax rate differed from the statutory rate of 21% primarily due to noncontrolling interest, the effect of the dividends received deduction ("DRD"), and tax credits.

The Company's effective tax rate for the three months ended March 31, 2021 was (4.6)%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the release of a stranded tax benefit in Other Comprehensive Income due to the Individual Life Transaction and the effect of the DRD.

Tax Regulatory Matters

For the tax years 2020 through 2022, the Company participated in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2020 tax year, the Company was in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS did not conduct any review or provide any letters of assurance for that tax year.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

13.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt securities issued and outstanding as of March 31, 2022 and December 31, 2021:

	Issuer	Maturity	March 31, 2022	December 31, 2021
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	$445	$445
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	395	395
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	Voya Financial, Inc.	01/23/2048	345	345
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053(4)	Voya Financial, Inc.	05/15/2053	551	740
7.25% Voya Holdings Inc. debentures, due 2023(1)	Voya Holdings, Inc.	08/15/2023	140	140
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings, Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings, Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	3	3
Subtotal			2,407	2,596
Less: Current portion of long-term debt			1	1
Total			$2,406	$2,595
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.
(4) See the Junior Subordinated Notes section below.

As of March 31, 2022, the Company was in compliance with its debt covenants.

Aetna Notes

As of March 31, 2022, the outstanding principal amount of the Aetna Notes was $358, which is guaranteed by ING Group. As of March 31, 2022, the Company provided $363 of collateral benefiting ING Group, comprised of a deposit of $200 to a control account with a third-party collateral agent and $163 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Junior Subordinated Notes

During the three months ended March 31, 2022, the Company repurchased $192 par value of its 5.65% Fixed-to-Floating Rate Junior Subordinated Note, due 2053, on the open market, resulting in loss on debt extinguishment of $5, which is included in Interest expense on the Condensed Consolidated Statements of Operations.

Senior Unsecured Credit Facility Agreement

As of March 31, 2022, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 of committed capacity for issuing letters of credit and the full $500 may be utilized for direct borrowings. As of March 31, 2022, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $6,150, which may increase upon any future equity issuances by the Company.

14.    Commitments and Contingencies

Leases

During the three months ended March 31, 2022, the Company recorded an impairment of $3, on its right-of-use asset associated with leased office space, which is included in Operating expenses in the Condensed Consolidated Statements of Operations.

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

As of March 31, 2022, the Company had off-balance sheet commitments to acquire mortgage loans of $91 and purchase limited partnerships and private placement investments of $1,196, of which $405 related to consolidated investment entities.

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

	March 31, 2022	December 31, 2021
Fixed maturity collateral pledged to FHLB (1)	$1,929	$1,881
FHLB restricted stock(2)	78	78
Other fixed maturities-state deposits	45	46
Cash and cash equivalents	28	31
Securities pledged(3)	1,265	1,198
Total restricted assets	$3,345	$3,234
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $980 and $969 as of March 31, 2022 and December 31, 2021, respectively. In addition, as of March 31, 2022 and December 31, 2021, the Company delivered securities as collateral of $167 and $124 and repurchase agreements of $118 and $105, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2022 and December 31, 2021, the Company had $1,461 in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, assets with a market value of approximately $1,929 and $1,881, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $50.

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

Litigation also includes Ravarino, et al. v. Voya Financial, Inc., et al. (USDC District of Connecticut, No. 3:21-cv-01658) (filed December 14, 2021). In this putative class action, the plaintiffs allege that the named defendants breached their fiduciary duties of prudence and loyalty in the administration of the Voya 401(k) Savings Plan. The plaintiffs claim that the named defendants did not exercise proper prudence in their management of allegedly poorly performing investment options, including proprietary funds, and passed excessive investment-management and other administrative fees for proprietary and non-proprietary funds onto plan participants. The plaintiffs also allege that the defendants engaged in self-dealing through the inclusion of the Voya Stable Value Option into the plan offerings and by setting the “crediting rate” for participants’ investment in the Stable Value Fund artificially low in relation to Voya’s general account investment returns in order to maximize the spread and Voya’s profits at the participants’ expense. The complaint seeks disgorgement of unjust profits as well as costs incurred. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

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
Cost of insurance litigation for the Company includes Advance Trust & Life Escrow Services, LTA v. ReliaStar Life Insurance Company (USDC District of Minnesota, No. 1:18-cv-02863) (filed October 5, 2018), a putative class action in which Plaintiff alleges that the Company’s universal life insurance policies only permitted the Company to rely upon the policyholders’ expected future mortality experience to establish the cost of insurance, and that as projected mortality experience improved, the policy language required the Company to decrease the cost of insurance. Plaintiff alleges that the Company did not decrease the cost of insurance as required, thereby breaching its contract with the policyholders, and seeks class certification. On March 29, 2022, the district court granted the Plaintiff’s motion for class certification and denied the Company’s motion for summary judgment. The Company denies the allegations in the complaint, believes the complaint to be without merit, and will defend the lawsuit vigorously.

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

As of March 31, 2022, approximately $131 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

15.     Consolidated and Nonconsolidated Investment Entities

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $325 and $317 as of March 31, 2022 and December 31, 2021, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if Voya remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 8 and 7 CLOs as of March 31, 2022 and December 31, 2021, respectively. The one additional CLO was consolidated during the first quarter of 2022 with impacts reflected within the Cash and cash equivalents and CLO notes, at fair value using the fair value option within the CIE sections of the Company's Condensed Consolidated Balance Sheet. There was no impact to the Company's Condensed Consolidated Statement of Operations during the three months ended March 31, 2022.

Limited Partnerships ("LPs")

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. The LPs generally have a ten-year life and have specified period during which investors can subscribe for limited partnership interests. Once the investors are admitted as limited partners, the investors are required to contribute capital when called by the general partners. The purpose of the LPs is to obtain subscriptions from limited partners and maximize the return to their partners by assembling a diversified portfolio of investments in private equity funds and other securities or assets with similar risk and return characteristics primarily through secondary market purchases. The majority of the investors in the LPs are unrelated parties to the Company. In return for subscriptions, each partner receives an equity interest in the LPs in proportion to its respective investment. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 11 funds, which were structured as partnerships, as of March 31, 2022 and December 31, 2021.

The noncontrolling interest related to these partnerships decreased from $1,568 at December 31, 2021 to $1,506 at March 31, 2022. Changes in market value of these investments in partnerships directly impacts the noncontrolling interest component of Shareholders' Equity on the Company's Condensed Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by an increase in net distributions, partially offset by favorable market appreciation and a favorable impact from updating the methodology used in calculating noncontrolling interest accruals for first quarter. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	March 31, 2022	December 31, 2021
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$114	$171
Corporate loans, at fair value using the fair value option	1,245	1,111
Limited partnerships/corporations, at fair value	2,550	2,469
Other assets	24	28
Total VIE assets	3,933	3,779
Total assets of consolidated investment entities	$3,933	$3,779

Liabilities and Shareholders' Equity of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$989	$880
Other liabilities	1,113	1,013
Total VIE liabilities	2,102	1,893
Total liabilities of consolidated investment entities	2,102	1,893

Noncontrolling interest	1,506	1,568
Total VIE shareholders' equity	1,506	1,568
Total liabilities and shareholders' equity of consolidated investment entities	$3,608	$3,461

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2023 and 2030, paying interest at LIBOR, SOFR, EURIBOR or PRIME plus a spread of up to 10.0%. As of March 31, 2022 and December 31, 2021, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $18 and $8, respectively. Less than 1.0% of the collateral assets were in default as of March 31, 2022 and December 31, 2021.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 8.8% for the more subordinated tranches. CLO notes mature in 2026 and 2034, and have a weighted average maturity of 12 years as of March 31, 2022. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of March 31, 2022 and December 31, 2021, certain private equity funds maintained term loans and revolving lines of credit of $1,214. The term loans mature in three to five years, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at LIBOR/EURIBOR plus 150 - 215 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of March 31, 2022 and December 31, 2021, outstanding borrowings amount to $862 and $697, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of March 31, 2022:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$114	$—	$—	$—	$114
Corporate loans, at fair value using the fair value option	—	1,245	—	—	1,245
Limited partnerships/corporations, at fair value	—	—	—	2,550	2,550
Total assets, at fair value	$114	$1,245	$—	$2,550	$3,909
Liabilities
CLO notes, at fair value using the fair value option	$—	$989	$—	$—	$989
Total liabilities, at fair value	$—	$989	$—	$—	$989

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2021:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$171	$—	$—	$—	$171
Corporate loans, at fair value using the fair value option	—	1,111	—	—	1,111
Limited partnerships/corporations, at fair value	—	—	—	2,469	2,469
Total assets, at fair value	$171	$1,111	$—	$2,469	$3,751
Liabilities
CLO notes, at fair value using the fair value option	$—	$880	$—	$—	$880
Total liabilities, at fair value	$—	$880	$—	$—	$880

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended March 31, 2022 and 2021, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Deconsolidation of Certain Investment Entities

Certain investment entities that have historically been consolidated in the financial statements may require deconsolidation as of the reporting period because: (a) such funds have been liquidated or dissolved; or (b) the Company is no longer deemed to be the primary beneficiary of the VIEs as it no longer has a controlling financial interest.

The change in CLO’s consolidation status due to the close of the warehouse and the launch of the CLO do not meet the criteria described above as this transaction represents normal business operations of the entity. Refer to the CLO life cycle described above.

During the three months ended March 31, 2022 and 2021, the Company had no deconsolidations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of March 31, 2022 and December 31, 2021, the Company held $386 and $415 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

LPs

As of March 31, 2022 and December 31, 2021, the Company held $1,852 and $1,739 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value is reflected in Other net gains (losses) in the Condensed Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment. Refer to the Investments (excluding Consolidated Investment Entities) Note to these Condensed Consolidated Financial Statements for details regarding the carrying amounts and classifications of these assets.

16.     Restructuring

Organizational Restructuring

Pursuant to the Company executing the Resolution MTA and the Individual Life Transaction, the Company sold five of its legal subsidiaries, SLD, SLDI, RRII, MUL and VAE to Resolution Life US, which is an insurance holding company newly formed by RLGH, a Bermuda-based limited partnership. The Company also executed an agreement with Cetera on June 9, 2021, where Cetera acquired the independent financial planning channel of VFA. Additionally, the Company transferred or ceased usage of a substantial number of administrative systems and is undertaking restructuring efforts to reduce stranded expenses associated with its Individual Life business and independent financial planning channel as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly and indirectly related to these dispositions beyond the first quarter of 2022, of $20 - $60 in addition to the $91 incurred during 2021 and $11 incurred for the three months ended March 31, 2022.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended March 31,		Cumulative Amounts Incurred to Date(1)
	2022	2021
Severance benefits	$—	$4	$84
Organizational transition costs	11	7	403
Total restructuring expenses	$11	$11	$487
Continuing operations	$11	$11	$422
Discontinued operations	$—	$—	$65
(1) Includes expenses incurred during 2017-2022.

The following table presents the accrued liability associated with Organizational Restructuring expenses as of March 31, 2022:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2022	$30	$22	$52
Provision	—	11	11
Payments	(4)	(18)	(22)
Accrued liability as of March 31, 2022	$26	$15	$41

17.    Segments

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Income (loss) from continuing operations before income taxes	$91	$1,038
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	(87)	38
Net guaranteed benefit gains (losses) and related charges and adjustments	(22)	10
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(47)	725
Income (loss) attributable to noncontrolling interest	43	—
Income (loss) related to early extinguishment of debt	(5)	(10)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	4	—
Dividend payments made to preferred shareholders	14	14
Other adjustments	(17)	(11)
Total adjustments to income (loss) from continuing operations	$(118)	$766

Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$205	$255
Investment Management	39	52
Health Solutions	22	37
Corporate	(58)	(71)
Total	$209	$273

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

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Total revenues	$1,514	$(1,957)

Adjustments:
Net investment gains (losses) and related charges and adjustments	(96)	32
Gains (losses) on change in fair value of derivatives related to guaranteed benefits	(22)	10
Revenues related to businesses exited or to be exited through reinsurance or divestment	(46)	(3,709)
Revenues attributable to noncontrolling interest	48	5
Other adjustments	28	109
Total adjustments to revenues	(87)	(3,553)

Adjusted operating revenues by segment:
Wealth Solutions	754	782
Investment Management	178	190
Health Solutions	647	600
Corporate	22	24
Total	$1,601	$1,595

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Investment Management intersegment revenues	$22	$23

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	March 31, 2022	December 31, 2021
Wealth Solutions	$128,889	$137,544
Investment Management	1,059	1,226
Health Solutions	2,902	3,002
Corporate	25,345	26,025
Total assets, before consolidation(1)	158,195	167,797
Consolidation of investment entities	3,611	3,465
Total assets	$161,806	$171,262
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

The following discussion and analysis presents a review of our consolidated results of operations for the three months ended March 31, 2022 and 2021 and financial condition as of March 31, 2022 and December 31, 2021. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report on Form 10-K").

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

Discontinued Operations

The Individual Life Transaction

On January 4, 2021, we completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019, with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired Security Life of Denver Company ("SLD"), Security Life of Denver International Limited ("SLDI") and Roaring River II, Inc. ("RRII") including several subsidiaries of SLD. We determined that the entities disposed of met the criteria to be classified as discontinued operations and that the sale represented a strategic shift that had a major effect on the Company’s operations. Income (loss) from discontinued operations, net of tax, in the first quarter of 2021 included a reduction to loss on sale, net of tax of $14 associated with the transaction. For more information related to this transaction, refer to the Discontinued Operations Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on form 10-K.

Trends and Uncertainties

We describe known material trends and uncertainties that might affect our business in our Annual Report on Form 10-K for the year ended December 31, 2021, under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties", and in other sections of that document, including "Risk Factors". In addition, we describe below in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") more recently developing known trends and uncertainties that we believe may materially affect our future liquidity, financial condition or results of operations. All statements in this section, other than statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of factors that could cause actual results, performance, or events to differ from those discussed in any forward-looking statement, including in a material manner, see “Note Concerning Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Effect on Voya Financial - Financial Condition, Capital and Liquidity

Because both public health and economic circumstances are changing so rapidly at present, it is impossible to predict how COVID-19 will affect Voya Financial’s future financial condition. Absent a further significant and prolonged market shock, however, we do not anticipate a material effect on our balance sheet, statutory capital, or liquidity. Our capital levels remain strong and significantly above our targets. As of March 31, 2022, our estimated combined RBC ratio, with adjustments for certain intercompany transactions, was 453%, above our 375% target.

During the three months ended March 31, 2022, we completed repurchases of approximately $445 million of our common shares, including initial delivery of shares on a share repurchase agreement entered into with a third-party financial institution that will settle no later than the end of the second quarter 2022. We do not anticipate any reduction in our common shareholder dividend and continue to monitor the dividends-paying capacity of our insurance subsidiaries. We have distributed $48 million in 2022 from our insurance subsidiaries.

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

Wealth Solutions

In Wealth Solutions, the effects of COVID-19 have become less distinguishable as other geopolitical developments have driven uncertainty in the macroeconomic environment. Ongoing equity market volatility and declines drive variability in AUM levels and associated fee-based margin. Higher interest rate levels have provided and may continue to provide some offsetting revenue lift on our general account fixed products. On a prospective basis, general economic uncertainty due to COVID-19, combined with other factors and events, could serve to negatively impact sales and flows into Wealth Solutions products.

Investment Management

The lingering effects of COVID-19 are driving higher inflation that, combined with geopolitical uncertainty, resulted in equity market volatility and higher interest rates seen in the first quarter. In Investment Management, this resulted in lower AUM levels in both equity and fixed income assets with a corresponding reduction of fee-based margin. Investment capital has been revaluated higher over the last year, however lingering economic uncertainty could result in investment capital results declining materially. We had seen higher outflows with our retail business at the outset of the pandemic that subsided in the prior year however retail outflows increased in the first quarter due to market impacts. The pandemic has made generating new business leads more challenging, resulting in a reduction in sales meetings and activities that could drive a lower level of sales activity during the year. If the pandemic persists and the economy fails to grow, or declines from current levels, asset values could be negatively impacted resulting in lower management fee revenue and/or investment capital returns.

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

Interest Rate Environment

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•Our general account investment portfolio, which was approximately $42.6 billion as of March 31, 2022, consists predominantly of fixed income investments. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2022 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.
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

Restructuring

Organizational Restructuring

Pursuant to the Company executing the Resolution MTA and the Individual Life Transaction, the Company sold five of its legal subsidiaries, SLD, SLDI, RRII, MUL and VAE to Resolution Life US, which is an insurance holding company newly formed by RLGH, a Bermuda-based limited partnership. The Company also executed an agreement with Cetera on June 9, 2021, where Cetera acquired the independent financial planning channel of VFA. Additionally, the Company transferred or ceased usage of a substantial number of administrative systems and is undertaking restructuring efforts to reduce stranded expenses associated with its Individual Life business and independent financial planning channel as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly and indirectly related to these dispositions beyond the first quarter of 2022, of $20-$60 in addition to the $91 incurred during 2021 and $11 incurred for the three months ended March 31, 2022.

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

Governance
Our Board of directors consists of our Chairman and CEO, together with 9 independent directors, including a lead independent director, each of whom is elected annually. Our Board also represents a diverse array of tenures, experiences and backgrounds, including gender parity.

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

AUM and AUA

The following table presents AUM and AUA as of the dates indicated:

	As of March 31,
($ in millions)	2022	2021
AUM and AUA:
Wealth Solutions	$514,972	$540,383
Investment Management	310,395	309,480
Health Solutions	1,903	1,834
Eliminations/Other	(119,979)	(122,409)
Total AUM and AUA(1)	$707,291	$729,288

AUM	385,054	373,353
AUA	322,237	355,934
Total AUM and AUA(1)	$707,291	$729,288
(1) Includes AUM and AUA related to the divested businesses, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

Terminology Definitions

Net gains (losses), net investment gains (losses) and related charges and adjustments, and Net guaranteed benefit gains (losses) and related charges and adjustments include changes in the fair value of derivatives. Increases in the fair value of derivative assets or decreases in the fair value of derivative liabilities result in "gains." Decreases in the fair value of derivative assets or increases in the fair value of derivative liabilities result in "losses."

In addition, we have certain products that contain guarantees that are embedded derivatives related to guaranteed benefits and index-crediting features, while other products contain such guarantees that are considered derivatives (collectively "guaranteed benefit derivatives").

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021	Change
Revenues:
Net investment income	$630	$714	$(84)
Fee income	433	458	(25)
Premiums	613	(4,987)	5,600
Net gains (losses)	(285)	1,742	(2,027)
Other revenue	40	110	(70)
Income (loss) related to consolidated investment entities	83	6	77
Total revenues	1,514	(1,957)	3,471
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	665	(4,190)	4,855
Operating expenses	632	602	30
Net amortization of Deferred policy acquisition costs and Value of business acquired (1)	80	539	(459)
Interest expense	40	49	(9)
Operating expenses related to consolidated investment entities	6	5	1
Total benefits and expenses	1,423	(2,995)	4,418
Income (loss) from continuing operations before income taxes	91	1,038	(947)
Income tax expense (benefit)	7	(48)	55
Income (loss) from continuing operations	84	1,086	(1,002)
Income (loss) from discontinued operations, net of tax	—	14	(14)
Net Income (loss)	84	1,100	(1,016)
Less: Net income (loss) attributable to noncontrolling interest	43	—	43
Less: Preferred stock dividends	14	14	—
Net income (loss) available to our common shareholders	$27	$1,086	$(1,059)
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

Consolidated - Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Total Revenues

Total revenues increased $3,471 million from $(1,957) million to $1,514 million. The following items contributed to the overall increase.

Net investment income decreased $84 million from $714 million to $630 million primarily due to:

•lower alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance; and
•lower investment income on fixed maturity securities as yields on new investments are lower than the yields earned on the involuntary asset turnover.

Fee income decreased $25 million from $458 million to $433 million primarily due to:

•amortization of unearned revenue in the prior period driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction.

The decrease was partially offset by:

•an increase in average fee based AUM in Wealth Solutions and Institutional AUM in Investment Management due to higher average markets and positive net flows.

Premiums increased $5,600 million from $(4,987) million to $613 million primarily due to:

•the close of the Individual Life Transaction in the prior period, at which point RLI, VRIAC, and RLNY ceded substantially all of their Individual Life and Non-Wealth Solution Annuities businesses to SLD, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders; and
•higher premiums driven by growth across all blocks of business in Health Solutions.

Net gains (losses) changed $2,027 million from a gain of $1,742 million to a loss of $285 million primarily due to:

•higher realized gains in the prior period due to the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction;
•higher CECL allowance for certain fixed maturity securities;
•higher unfavorable mark-to-market adjustments on securities subject to fair value option accounting due to interest rate movements;
•an unfavorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements; and
•losses from market value changes associated with our reinsured businesses, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders.

Other revenue decreased $70 million from $110 million to $40 million primarily due to:

•lower revenues driven by the sale of the independent financial planning channel of VFA during the second quarter of 2021.

Income (loss) related to consolidated investment entities increased $77 million from $6 million to $83 million primarily due to:

•increase in investments in limited partnerships;
•equity market impacts to limited partnership valuations and updating the methodology used in calculating non-controlling interest accruals for the first quarter; and
•new funds launched during the current period.

Total Benefits and Expenses

Total benefits and expenses decreased $4,418 million from $(2,995) million to $1,423 million. The following items contributed to the overall decrease.

Interest credited and other benefits to contract owners/policyholders increased $4,855 million from $(4,190) million to $665 million primarily due to:

•the close of the Individual Life Transaction in the prior period, at which point, RLI, VRIAC, and RLNY ceded substantially all of their Individual Life and Non-Wealth Solutions Annuities businesses to SLD, which are fully offset by a corresponding amount in Premiums;
•higher claims in Group Life, primarily related to non-Covid-19 claims, and growth in Stop Loss and Voluntary blocks of business, partially offset by a lower Voluntary loss ratio and other reserve adjustments in Health Solutions; and
•market value impacts and changes in the reinsurance deposit assets associated with our reinsured businesses, which are fully offset by a corresponding amount in Net gains (losses).

The increase was partially offset by:

•amortization and loss recognition in the prior period driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction as well as other activities associated with the close which did not repeat.

Operating expenses increased $30 million from $602 million to $632 million primarily due to:

•a ceding commission paid in the prior period as part of the close of the Individual Life Transaction at which point RLI, VRIAC and RLNY ceded substantially all of the Individual Life and Non-Wealth Solution Annuities businesses to SLD;
•an increase in growth-based expenses across the business;
•an unfavorable change in quarterly pension costs; and
•higher restructuring and other non-operating charges in the current period.

The increase was partially offset by:

•lower expenses driven by the sale of the independent financial planning channel of VFA;
•lower stranded costs in the current period related to the Individual Life Transaction due to increased benefits from cost savings;
•lower incentive compensation in Corporate due to stronger performance in the prior period;
•lower compensation related expenses in our Investment Management segment primarily due to higher earnings in the prior period; and
•a favorable true-up to the fourth quarter 2021 pension actuarial gain.

Net amortization of DAC/VOBA decreased $459 million from $539 million to $80 million primarily due to:

•amortization and loss recognition in the prior period driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the close of the Individual Life Transaction; and
•lower amortization related to our businesses exited.

The decrease was partially offset by:

•an unfavorable change in unlocking in Wealth Solutions primarily driven by separate account market performance in the current period; and
•unfavorable unlocking in business exited driven by interest rate movements.

Interest expense decreased $9 million from $49 million to $40 million primarily due to:

•lower loss related to early extinguishment of debt in the current period compared to the prior period; and
•lower interest expense as a result of cumulative debt extinguishment.

Income Tax Expense/(Benefit)

Income tax expense/(benefit) changed $55 million from a benefit of $48 million to an expense of $7 million primarily due to:

•the release of a stranded tax benefit in Other Comprehensive Income in 2021 that did not reoccur in 2022; and
•a decrease in the dividends received deduction ("DRD").

The change was partially offset by:

•a decrease in income before income taxes; and
•an increase in noncontrolling interest.

Loss from Discontinued Operations, net of Tax

Loss from discontinued operations, net of tax decreased $14 million from $14 million to $0 million primarily due to:

•a favorable adjustment to the Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the prior period.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

For additional information on the reconciliation adjustments listed below, see the Segments Note to our Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) and related charges and adjustments changed $125 million from a gain of $38 million to a loss of $87 million primarily due to:
•higher impairments primarily related to CECL in the current period;
•higher unfavorable mark-to-market adjustments on securities subject to fair value option accounting due to interest rate movements; and
•unfavorable changes in derivative valuations due to interest rate movements.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $32 million from a gain of $10 million to a loss of $22 million primarily due to:

•unfavorable changes in derivative valuations due to interest rate movements.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment changed $772 million from a gain of $725 million to a loss of $47 million primarily due to:

•the close of the Individual Life Transaction in the prior period at which point the transfer of assets to a comfort trust pursuant to the reinsurance agreements resulted in realized gains which were partially offset by intangibles amortization, loss recognition and other activities which did not repeat; and
•unfavorable unlocking in business exited driven by interest rate movements.

The change was partially offset by:

•lower amortization related to our businesses exited.

Loss related to early extinguishment of debt decreased $5 million from $10 million to $5 million primarily due to:

•lower premium paid to extinguish debt in the current period compared to the prior period.

Immediate recognition of net actuarial gains related to pension and other postretirement benefit obligations and gains from plan adjustments and curtailments increased $4 million from $0 million to $4 million primarily due to:

•an adjustment to the gain recorded in the fourth quarter of 2021. For further details on the gain recorded in the fourth quarter of 2021, see Critical Accounting Judgments and Estimates - Employee Benefits Plans in Part II, Item 7. of our Annual Report on Form 10-K.

Other adjustments to operating earnings increased $6 million from a loss of $11 million to a loss of $17 million primarily due to:
•higher costs recorded in the current period related to restructuring and other expense. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Results of Operations - Segment by Segment

Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pre-tax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. Refer to the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on the presentation of segment results and our definition of adjusted operating earnings.

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$485	$509
Fee income	255	252
Other revenue	14	21
Total adjusted operating revenues	754	782
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	218	216
Operating expenses	286	283
Net amortization of DAC/VOBA	44	29
Total operating benefits and expenses	548	527
Adjusted operating earnings before income taxes (1)	$205	$255
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following tables present Total Client Assets, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of March 31,
($ in millions)	2022	2021
Full Service	$178,161	$171,179
Recordkeeping	269,708	261,645
Total Defined Contribution	447,870	432,823
Investment-only Stable Value	40,389	42,442
Retail Client and Other Assets	26,712	65,119
Total Client Assets	$514,972	$540,383

	As of March 31,
($ in millions)	2022	2021
Fee-based	$414,597	$399,971
Spread-based	33,759	33,397
Investment-only Stable Value	40,391	42,441
Retail Client Assets	26,226	64,575
Total Client Assets	$514,972	$540,383

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Wealth Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021
Full Service - Corporate markets:
Deposits	$4,234	$4,142
Surrenders, benefits and product charges	(3,623)	(3,458)
Net flows	612	683
Full Service - Tax-exempt markets:
Deposits	1,420	2,033
Surrenders, benefits and product charges	(1,586)	(1,848)
Net flows	(165)	185
Total Full Service Net Flows	$446	$868

Recordkeeping and Stable Value:
Recordkeeping Net Flows	$(893)	$3,525
Investment-only Stable Value Net Flows	$1,144	$(156)

Wealth Solutions - Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Adjusted operating earnings before income taxes decreased $50 million from $255 million to $205 million primarily due to:

•lower alternative asset income;
•an unfavorable change in DAC unlocking primarily due to equity market performance in the current year;
•lower fee and other revenue resulting from the sale of the Financial Planning Channel and a lower earned rate, partially offset by higher average equity markets; and
•higher expenses primarily driven by business growth, partially offset by the impact of the Financial Planning Channel sale.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$11	$28
Fee income	165	158
Other revenue	2	3
Total adjusted operating revenues	178	190
Operating benefits and expenses:
Operating expenses	139	137
Total operating benefits and expenses	139	137
Adjusted operating earnings before income taxes	$39	$52

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended March 31,
($ in millions)	2022	2021
Investment Management intersegment revenues	$22	$23

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of March 31,
($ in millions)	2022	2021
External clients:
Institutional(1)	$143,581	$134,460
Retail(1)	71,578	75,382
Total external clients	215,159	209,842
General account	38,049	38,708
Total AUM(1)	253,208	248,550
AUA(2)	57,187	60,930
Total AUM and AUA(1)(2)	$310,395	$309,480
(1) Includes assets associated with the divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net Flows:
Institutional	$2,221	$(128)
Retail	(893)	(252)
Divested businesses	(668)	(795)
Total	$660	$(1,175)

Investment Management - Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Adjusted operating earnings before income taxes decreased $13 million from $52 million to $39 million primarily due to:

•lower investment capital returns primarily driven by overall market performance; and
•higher operating expenses primarily driven by growth and investments in the business.

The decrease was partially offset by:

•higher fee and other revenue primarily driven by higher average equity markets and positive net flows.

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$39	$36
Fee income	19	15
Premiums	591	550
Other revenue	(2)	(2)
Total adjusted operating revenues	647	600
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	476	437
Operating expenses	142	119
Net amortization of DAC/VOBA	8	6
Total operating benefits and expenses	625	563
Adjusted operating earnings before income taxes	$22	$37

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021
Sales by Product Line:
Group life and Disability	$86	$60
Stop loss	323	297
Total group products	409	357
Voluntary (1)	104	81
Total sales by product line	$513	$438

Total gross premiums and deposits	$660	$607

Group life and Disability	$807	$730
Stop loss	1,220	1,182
Voluntary (1)	678	554
Total annualized in-force premiums	$2,705	$2,466

Loss Ratios:
Group life (interest adjusted)	116.4%	100.7%
Stop loss	76.5%	75.6%
Total Loss Ratio (2)	73.1%	71.8%
(1) Includes Health Account Solutions products.
(2) Total Loss Ratio is presented on a trailing twelve month basis.

Health Solutions - Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Adjusted Operating earnings before income taxes decreased $15 million from $37 million to $22 million primarily due to:

•higher benefits incurred due to growth in the business and non-Covid-19 Group Life impacts, partially offset by a lower Voluntary loss ratio and other reserve adjustments; and
•higher distribution expenses, commissions and amortization of intangibles driven by business growth.

The decrease was partially offset by:

•higher premiums driven by growth across all three lines of business; and
•higher investment income.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$1	$1
Other revenue	21	23
Total adjusted operating revenues	22	24
Operating benefits and expenses:
Operating expenses(1)	28	39
Interest expense(2)	52	55
Total operating benefits and expenses	80	95
Adjusted operating earnings before income taxes	$(58)	$(71)
(1) Primarily includes stranded costs related to the divested businesses, expenses from corporate activities, and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Adjusted operating earnings before income taxes improved $13 million from a loss of $71 million to a loss of $58 million primarily due to:

•lower stranded costs related to the Individual Life transaction due to increased benefits from cost saving initiatives;
•lower incentive compensation expense in the current period driven by lower adjusted operating earnings before taxes; and
•lower interest expense driven by cumulative debt extinguishments.

The improvement was partially offset by:

•lower pension benefit driven by pension plan asset de-risking; and
•lower revenue resulting from transition services agreements associated with the Individual Life Transaction as agreements begin to roll off.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included in segment Adjusted operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations, which excludes alternative investments and income that are a component of Income (loss) related to businesses exited or to be exited through reinsurance or divestment and Income (loss) from discontinued operations, net of tax, respectively. These alternative investments are carried at fair value, which is estimated based on the net asset value ("NAV") of these funds.

While investment income on these assets can be volatile, based on current plans, we expect to earn 9.0% on these assets over the long term.

The following table presents alternative investment income and average assets of alternative investments for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021
Wealth Solutions:
Alternative investment income	$89	$107
Average alternative investment	1,534	1,127
Investment Management:
Alternative investment income	11	28
Average alternative investment	351	262
Health Solutions:
Alternative investment income	9	8
Average alternative investment	170	85

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

The following table presents the amount of DAC/VOBA and other intangibles unlocking included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021
Wealth Solutions	$(16)	$2
Total DAC/VOBA and other intangibles unlocking	$(16)	$2

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

Business divestitures have also provided an important source of liquidity in recent periods, including through a significant increase in excess capital levels as a result of the completion of the Individual Life transaction in January 2021. We estimate that our excess capital (which we define as the amount of capital and surplus in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of March 31, 2022, was approximately $0.9 billion.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Three Months Ended March 31,
($ in millions)	2022	2021
Beginning cash and cash equivalents balance	$202	$212
Sources:
Dividends and returns of capital from subsidiaries	38	385
Repayment of loans to subsidiaries, net of new issuances	810	—
Proceeds from Resolution sale	—	572
Amounts received from subsidiaries under tax sharing agreements, net	—	218
Sale of interest in wholly owned subsidiary	—	80
Settlement of amounts due from (to) subsidiaries and affiliates, net	63	—
Collateral received, net	15	6
Asset maturities and investment income, net	25	—
Other, net	—	27
Total sources	951	1,288
Uses:
Premium paid and other fees related to debt extinguishment	2	9
Payment of interest expense	24	28
Capital provided to subsidiaries	—	40
Repayments of loans from subsidiaries, net of repayments (1)	—	492
Debt repurchase	192	76
New issuances of loans to subsidiaries, net of repayments	142	116
Amounts paid to subsidiaries under tax sharing agreements, net	2	—
Common stock acquired - Share repurchase	500	255
Share-based compensation	37	40
Dividends paid on preferred stock	14	14
Dividends paid on common stock	21	20
Other, net	17	—
Total uses	951	1,090
Net increase in cash and cash equivalents	—	198
Ending cash and cash equivalents balance	$202	$410
(1) Reflects netting of Intercompany receivable from subsidiaries of $9 million in Q1 of 2021

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the three months ended March 31, 2022. As of March 31, 2022, we were authorized to repurchase shares up to an aggregate purchase price of $21 million.

On April 28, 2022, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of our common stock authorized for repurchase by $500 million. The share repurchase authorization expires on June 30, 2023 (unless extended), and does not obligate us to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021
Dividends paid on common shares	$21	$20
Repurchases of common shares (at cost)	445	235
Total	$466	$255

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

Noncontrolling interest in limited partnerships, a component of Shareholders' Equity on our Condensed Consolidated Balance Sheets, decreased as a result of increase in net distributions, partially offset by favorable market appreciation in limited partnership investments and a favorable impact from updating the methodology used in calculating noncontrolling interest accruals for first quarter. See the Consolidated and Nonconsolidated Investment Entities Note to our Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details over changes in noncontrolling interest during the year and impacting capitalization.

As of March 31, 2022, we had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt.

The following table summarizes our borrowing activities for the three months ended March 31, 2022:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Debt securities	$2,592	$—	$(192)	$4	$2,404
Windsor property loan	4	—	—	(1)	3
Subtotal	2,596	—	(192)	3	2,407
Less: Current portion of long-term debt	1	—	—	—	1
Total long-term debt	$2,595	$—	$(192)	$3	$2,406

See the Financing Agreements and Shareholders’ Equity Notes to our Consolidated Financial Statements in Part I, Item 1. of this Form 10-Q for additional details on changes in debt and equity during the year.

Financial Leverage Ratio

The Financial Leverage Ratio is a measure that we use to monitor the level of our debt relative to our total capitalization. It is influenced by changes in the amount of our Financial obligations (numerator) and changes in our Adjusted capitalization (denominator) which includes Total shareholders’ equity. The following table presents the financial leverage ratio for the periods indicated:

	March 31,	December 31,
($ in millions)	2022	2021
Financial Debt
Total financial debt	$2,407	$2,596
Other financial obligations(1)	301	300
Total financial obligations	2,708	2,896

Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	5,059	5,541
Total shareholders' equity, excluding AOCI	5,671	6,153
AOCI	527	2,100
Total Voya Financial, Inc. shareholders' equity	6,198	8,253
Noncontrolling interest	1,506	1,568
Total shareholders' equity	$7,704	$9,821

Capital
Capitalization(3)	$8,605	$10,849
Adjusted capitalization(4)	$10,412	$12,717

Debt-to-Capital
Debt-to-Capital Ratio(5)	28.0%	23.9%
Financial Leverage Ratio(6)	31.9%	27.6%
(1) Includes operating leases, capital leases, and unfunded pension plan after-tax.
(2) Includes preferred stock par value and additional paid-in-capital.
(3) Includes Total financial debt and Total Voya Financial, Inc. shareholders' equity.
(4) Includes Total financial obligations and Total shareholders' equity.
(5) Total financial debt divided by Capitalization.
(6) Total financial obligations and Preferred equity divided by Adjusted capitalization.

Our Financial Leverage Ratio increased 430 basis points from 27.6% at December 31, 2021 to 31.9% at March 31, 2022. This increase was primarily driven by a decrease in Adjusted capitalization, partially offset by debt extinguishment. The decrease in Adjusted capitalization was primarily due to a reduction in Accumulated other comprehensive income from the increase in interest rates and credit spreads, repurchases of common stock and a decrease in Noncontrolling interest, partially offset by increases in Net income available to common shareholders. For further details about the change in Noncontrolling interest, refer to the Consolidated and Nonconsolidated Investment Entities Note in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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

The following table summarizes our credit facilities as of March 31, 2022:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	11/01/2024	$500	$—	$500
Voya Financial, Inc.	Other	Unsecured	Committed	04/07/2025	200	163	37
Total					$700	$163	$537

Total fees associated with the credit facilities were immaterial for the three months ended March 31, 2022 and 2021.

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

We did not recognize any asset or liability as of March 31, 2022 in relation to intercompany indemnifications, guarantees or support agreements. As of March 31, 2022, no guarantees existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of March 31, 2022, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.3 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of March 31, 2022, Voya Financial, Inc. had $940 million outstanding borrowings from subsidiaries and had loaned $265 million to its subsidiaries.

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

A downgrade in our credit ratings or the credit or financial strength ratings of our rated subsidiaries could have a material adverse effect on our results of operations and financial condition. See Risk Factors- A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our results of operations and financial condition in Part I, Item 1A. of our Annual Report on Form 10-K.

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

Our Principal Insurance Subsidiary domiciled in Connecticut has ordinary dividend capacity for 2022. However, as a result of the extraordinary dividends it paid in 2015, 2016 and 2017, together with deferred gains on reinsurance in connection with historical recaptures and cessions of term life insurance business including the recent Individual Life Transaction, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and cannot make ordinary dividend payments. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies.

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2022	2021	2022	2021
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$48	$78	$—	$—
ReliaStar Life Insurance Company ("RLI") (MN)	—	—	—	—

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

During the first quarter of 2021 and as a result of the close of the Individual Life transaction, we reviewed our blocks of business to determine recoverability of DAC, VOBA and other intangibles. This review resulted in the write down of DAC/VOBA and recording loss recognition of $302 million associated with DAC/VOBA and the establishment of premium deficiency reserves of $221 million in our divested businesses. The loss recognition and establishment of premium deficiency reserves were recorded in the Condensed Consolidated Statements of Operations and excluded from Adjusted operating earnings for the three months ended March 31, 2021.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles, as well as certain reserves. As of March 31, 2022 there have been no material changes to the sensitivities disclosed in Critical Accounting Judgements and Estimates in Part II. Item 7 of our Annual Report on Form 10-K.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2022		December 31, 2021
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$31,127	72.6%	$33,699	73.9%
Fixed maturities, at fair value option	2,242	5.2%	2,354	5.2%
Equity securities, at fair value	232	0.5%	240	0.5%
Short-term investments(1)	57	0.1%	97	0.2%
Mortgage loans on real estate	5,524	12.9%	5,612	12.3%
Policy loans	381	0.9%	392	0.9%
Limited partnerships/corporations	1,852	4.3%	1,739	3.8%
Derivatives	191	0.4%	171	0.4%
Other investments	79	0.2%	79	0.2%
Securities pledged	1,265	2.9%	1,198	2.6%
Total investments	$42,950	100.0%	$45,581	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	March 31, 2022
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$832	2.4%	$988	2.9%
U.S. Government agencies and authorities	62	0.2%	69	0.2%
State, municipalities and political subdivisions	989	2.9%	1,004	2.9%
U.S. corporate public securities	10,249	30.1%	10,666	30.9%
U.S. corporate private securities	4,883	14.3%	4,959	14.3%
Foreign corporate public securities and foreign governments(1)	3,347	9.8%	3,358	9.7%
Foreign corporate private securities(1)	3,296	9.7%	3,294	9.5%
Residential mortgage-backed securities	4,154	12.2%	4,138	11.9%
Commercial mortgage-backed securities	4,249	12.5%	4,168	12.0%
Other asset-backed securities	2,023	5.9%	1,990	5.7%
Total fixed maturities, including securities pledged	$34,084	100.0%	$34,634	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$764	2.2%	$1,003	2.7%
U.S. Government agencies and authorities	69	0.2%	81	0.2%
State, municipalities and political subdivisions	1,000	2.9%	1,111	3.0%
U.S. corporate public securities	10,402	30.5%	11,941	32.1%
U.S. corporate private securities	4,889	14.3%	5,325	14.3%
Foreign corporate public securities and foreign governments(1)	3,373	9.9%	3,723	10.0%
Foreign corporate private securities(1)	3,320	9.7%	3,501	9.4%
Residential mortgage-backed securities	4,183	12.3%	4,302	11.5%
Commercial mortgage-backed securities	4,032	11.8%	4,183	11.2%
Other asset-backed securities	2,069	6.2%	2,081	5.6%
Total fixed maturities, including securities pledged	$34,101	100.0%	$37,251	100.0%
(1)Primarily U.S. dollar denominated.

As of March 31, 2022, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$988	$—	$—	$—	$—	$—	$988
U.S. Government agencies and authorities	69	—	—	—	—	—	69
State, municipalities and political subdivisions	905	96	3	—	—	—	1,004
U.S. corporate public securities	3,547	6,685	391	24	5	14	10,666
U.S. corporate private securities	1,652	2,913	286	106	2	—	4,959
Foreign corporate public securities and foreign governments(1)	1,020	2,149	153	22	3	11	3,358
Foreign corporate private securities(1)	315	2,627	221	47	10	74	3,294
Residential mortgage-backed securities	4,006	97	5	2	13	15	4,138
Commercial mortgage-backed securities	3,457	563	119	29	—	—	4,168
Other asset-backed securities	1,610	322	9	11	11	27	1,990
Total fixed maturities	$17,569	$15,452	$1,187	$241	$44	$141	$34,634
% of Fair Value	50.7%	44.6%	3.4%	0.7%	0.1%	0.5%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,003	$—	$—	$—	$—	$—	$1,003
U.S. Government agencies and authorities	81	—	—	—	—	—	81
State, municipalities and political subdivisions	1,003	105	3	—	—	—	1,111
U.S. corporate public securities	4,112	7,341	406	63	19	—	11,941
U.S. corporate private securities	1,787	3,111	319	105	3	—	5,325
Foreign corporate public securities and foreign governments(1)	1,151	2,389	160	23	—	—	3,723
Foreign corporate private securities(1)	310	2,850	185	82	—	74	3,501
Residential mortgage-backed securities	4,227	37	1	2	17	18	4,302
Commercial mortgage-backed securities	3,553	487	114	29	—	—	4,183
Other asset-backed securities	1,685	330	10	13	30	13	2,081
Total fixed maturities	$18,912	$16,650	$1,198	$317	$69	$105	$37,251
% of Fair Value	50.8%	44.7%	3.2%	0.9%	0.2%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	March 31, 2022
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$988	$—	$—	$—	$—	$988
U.S. Government agencies and authorities	59	1	9	—	—	69
State, municipalities and political subdivisions	50	550	305	99	—	1,004
U.S. corporate public securities	36	612	3,230	6,350	438	10,666
U.S. corporate private securities	63	98	1,393	3,085	320	4,959
Foreign corporate public securities and foreign governments(1)	8	209	909	2,021	211	3,358
Foreign corporate private securities(1)	—	47	248	2,733	266	3,294
Residential mortgage-backed securities	2,809	183	265	269	612	4,138
Commercial mortgage-backed securities	1,494	418	937	1,193	126	4,168
Other asset-backed securities	212	407	975	316	80	1,990
Total fixed maturities	$5,719	$2,525	$8,271	$16,066	$2,053	$34,634
% of Fair Value	16.5%	7.3%	23.9%	46.4%	5.9%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,003	$—	$—	$—	$—	$1,003
U.S. Government agencies and authorities	70	—	11	—	—	81
State, municipalities and political subdivisions	55	623	326	104	3	1,111
U.S. corporate public securities	66	728	3,727	6,954	466	11,941
U.S. corporate private securities	68	91	1,520	3,314	332	5,325
Foreign corporate public securities and foreign governments(1)	8	229	1,045	2,233	208	3,723
Foreign corporate private securities(1)	—	48	259	2,938	256	3,501
Residential mortgage-backed securities	2,927	258	216	298	603	4,302
Commercial mortgage-backed securities	1,600	424	869	1,166	124	4,183
Other asset-backed securities	257	445	968	324	87	2,081
Total fixed maturities	$6,054	$2,846	$8,941	$17,331	$2,079	$37,251
% of Fair Value	16.3%	7.6%	24.0%	46.5%	5.6%	100.0%
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

Potential Credit Related COVID-19 Exposures

The following table presents our fixed maturities portfolio exposure to sectors that we believe may be particularly affected by the economic consequences of COVID-19:

($ in millions)	March 31, 2022
						NAIC Rating (%)
	Fair Value	Fair Value %	Unrealized Capital Gains/(Losses)	% Public	% Private	1	2	3	4-6
Energy	$2,034	5.8%	$134	72%	28%	19.4%	67.0%	8.8%	4.8%
Midstream	868	2.5%	53	72%	28%	8.8%	86.4%	3.1%	1.7%
Independent Energy	388	1.1%	28	69%	31%	21.1%	34.7%	25.4%	18.8%
Integrated Energy	410	1.2%	29	77%	23%	52.2%	37.9%	9.0%	0.9%
Refining	179	0.5%	19	90%	10%	—%	94.4%	5.6%	—%
Oil Field Services	189	0.5%	5	49%	51%	11.9%	82.8%	3.3%	2.0%
Metals	535	1.5%	37	65%	35%	13.3%	82.4%	4.0%	0.3%
Airlines/Aircraft Leasing	272	0.8%	5	48%	52%	20.9%	39.4%	12.4%	27.3%
Restaurants	287	0.8%	(8)	90%	10%	1.2%	92.9%	5.9%	—%
Airports	130	0.4%	(2)	38%	62%	26.4%	25.6%	47.9%	0.1%
Lodging	192	0.6%	(7)	93%	7%	83.5%	8.9%	7.6%	—%
Automotive	294	0.8%	6	41%	59%	16.4%	59.4%	23.1%	1.1%
Retailers	717	2.1%	12	90%	10%	46.1%	47.6%	3.8%	2.5%
COVID-19 Subtotal	4,461	12.8%	177	71%	29%	29.0%	56.9%	10.1%	4.0%
Remaining Portfolio	30,173	87.2%	427	77%	23%	54.6%	42.1%	2.5%	0.8%
Grand Total	$34,634	100.0%	$604	76%	24%	50.7%	44.7%	3.4%	1.2%

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

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $742 million from $149 million to $891 million for the three months ended March 31, 2022. The large increase in unrealized losses was driven by materially higher interest rates across the yield curve. See section "Overview - Trends and Uncertainties" in this Management’s Discussion and Analysis.

As of March 31, 2022 and December 31, 2021, we held one fixed maturity with unrealized capital loss in excess of $10 million. As of March 31, 2022 and December 31, 2021, the unrealized capital losses on these fixed maturities equaled $10 million or 1.2% and $12 million or 7.9% of the total unrealized losses, respectively.

As of March 31, 2022, we held $2 billion of energy sector fixed maturity securities, constituting 5.9% of the total fixed maturities portfolio, with gross unrealized capital losses of $36 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturity securities equaled $10 million. As of March 31, 2022, our fixed maturity exposure to the energy sector is comprised of 86.6% investment grade securities.

As of December 31, 2021, we held $2.2 billion of energy sector fixed maturity securities, constituting 5.9% of the total fixed maturities portfolio, with gross unrealized capital losses of $18 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $12 million. As of December 31, 2021, our fixed maturity exposure to the energy sector is comprised of 86.2% investment grade securities.

See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	March 31, 2022			December 31, 2021
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,536	$2,579	95.4%	$2,621	$2,700	97.4%
2	95	93	3.4%	34	35	1.3%
3	5	5	0.2%	—	—	—%
4	—	—	—%	—	—	—%
5	7	13	0.5%	9	16	0.6%
6	12	14	0.5%	15	18	0.7%
Total	$2,655	$2,704	100.0%	$2,679	$2,769	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	March 31, 2022			December 31, 2021
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$11,823	$122	$212	$9,770	$80	$146

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	March 31, 2022			December 31, 2021
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$79	$108	4.0%	$85	$127	4.6%
Interest Only (IO)	600	601	22.2%	459	460	16.6%
Inverse IO	871	891	33.0%	1,072	1,107	40.0%
Principal Only (PO)	97	101	3.7%	110	116	4.2%
Floater	6	6	0.2%	7	7	0.3%
Agency Credit Risk Transfer	959	953	35.2%	910	915	33.0%
Other	43	44	1.7%	36	37	1.3%
Total	$2,655	$2,704	100.0%	$2,679	$2,769	100.0%

During the three months ended March 31, 2022, the market value of our CMO-B securities portfolio was modestly lower on a combination of transactional activity and offsetting valuation movements among tranche types.
The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021
Net investment income (loss)	$135	$163
Net gains (losses)(1)	(127)	(150)
Income (loss) from continuing operations before income taxes	$8	$13
(1) Net gains (losses) also include derivatives interest settlements, mark to market adjustments and realized gains (losses) on standalone derivatives contracts that are in the CMO-B portfolio.

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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021
Income (loss) from operations before income taxes	$8	$13
Realized gains (losses) including impairment	5	(27)
Fair value adjustments	32	55
Total adjustments to income (loss) from operations	37	28
Adjusted operating earnings before income taxes	$45	$41

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	March 31, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,805	$47	$11	$3	$1,844
Prime Non-Agency	2,256	24	91	1	2,190
Alt-A	78	8	1	4	89
Sub-Prime(1)	37	3	—	—	40
Total RMBS	$4,176	$82	$103	$8	$4,163
(1) Includes subprime other asset backed securities.

	December 31, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,937	$88	$8	$5	$2,022
Prime Non-Agency	2,146	42	22	1	2,167
Alt-A	84	8	1	6	97
Sub-Prime(1)	38	4	—	—	42
Total RMBS	$4,205	$142	$31	$12	$4,328
(1) Includes subprime other asset backed securities.
Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of the dates indicated:

	March 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2015 and prior	$730	$750	$195	$193	$240	$238	$199	$194	$82	$77	$1,446	$1,452
2016	50	50	20	20	28	28	49	46	—	—	147	144
2017	84	84	22	21	71	69	72	68	33	33	282	275
2018	99	100	20	20	89	88	58	57	3	3	269	268
2019	172	178	36	36	139	135	296	277	8	7	651	633
2020	90	88	31	30	75	71	152	143	—	—	348	332
2021	240	225	86	84	214	206	318	306	—	—	858	821
2022	19	19	14	14	104	102	105	102	6	6	248	243
Total CMBS	$1,484	$1,494	$424	$418	$960	$937	$1,249	$1,193	$132	$126	$4,249	$4,168

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2015 and prior	$729	$809	$194	$200	$233	$241	$212	$213	$80	$79	$1,448	$1,542
2016	50	55	20	21	28	30	49	49	—	—	147	155
2017	85	91	23	23	66	67	69	71	33	34	276	286
2018	99	108	20	21	94	97	58	59	3	3	274	288
2019	184	203	36	36	139	141	296	297	8	8	663	685
2020	92	93	31	32	73	74	164	166	—	—	360	365
2021	240	241	92	91	220	219	312	311	—	—	864	862
Total CMBS	$1,479	$1,600	$416	$424	$853	$869	$1,160	$1,166	$124	$124	$4,032	$4,183

As of March 31, 2022, 82.9% and 13.5% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 84.9% and 11.6% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	March 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$140	$140	$315	$312	$880	$868	$123	$120	$62	$58	$1,520	$1,498
Auto-Loans	2	2	—	—	8	8	—	—	—	—	10	10
Student Loans	16	16	91	90	1	1	1	1	—	—	109	108
Credit Card loans	—	—	—	—	3	3	—	—	—	—	3	3
Other Loans	54	53	3	3	99	95	202	194	1	1	359	346
Total Other ABS(1)	$212	$211	$409	$405	$991	$975	$326	$315	$63	$59	$2,001	$1,965
(1) Excludes subprime other asset backed securities.

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$185	$186	$328	$328	$850	$848	$121	$120	$68	$64	$1,552	$1,546
Auto-Loans	2	2	—	1	8	8	—	—	—	—	10	11
Student Loans	17	17	108	110	9	9	1	1	—	—	135	137
Credit Card loans	—	—	—	—	4	4	—	—	—	—	4	4
Other Loans	48	52	4	3	96	99	198	203	—	—	346	357
Total Other ABS(1)	$252	$257	$440	$442	$967	$968	$320	$324	$68	$64	$2,047	$2,055
(1) Excludes subprime other asset backed securities.

As of March 31, 2022, 80.7% and 16.4% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 80.7% and 16.1% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of March 31, 2022, our mortgage loans on real estate portfolio had a weighted average DSC of 2.14 times and a weighted average LTV ratio of 45.5%. As of December 31, 2021, our mortgage loans on real estate portfolio had a weighted average DSC of 2.13 times, and a weighted average LTV ratio of 45.5%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

While economic conditions in Europe have broadly improved, geopolitical tensions emanating from the Russia-Ukraine conflict remain a notable tail risk. Despite signs of economic improvement in the region, we continue to closely monitor our exposure to the region.

As of March 31, 2022, our total European exposure had an amortized cost and fair value of $3,135 million and $3,109 million, respectively. Some of the major country level exposures were in the United Kingdom of $1,434 million, in France of $263 million, in The Netherlands of $231 million, in Switzerland of $222 million, in Germany of $189 million, and in Belgium of $145 million. Our direct exposure in Eastern Europe is comparatively small, with only $13 million of exposure in Russia and none in Ukraine or Belarus.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the “Parent Issuer”) has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, with an aggregate principal amount of $1.1 billion as of March 31, 2022 and December 31, 2021 (collectively, the “Senior Notes”) and (ii) the 5.65% fixed-to-floating rate junior subordinated notes due 2053 and the 4.7% fixed-to-floating junior subordinated notes due 2048, with an aggregate principal amount of $896 million as of March 31, 2022 and $1.1 billion as of December 31, 2021 (collectively, the “Junior Subordinated Notes” and, together with the Senior Notes, the “Registered Notes”).

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

Refer to the Summarized Financial Information of the Obligor Group as of and for the three months ended March 31, 2022 and as of and for the year ended December 31, 2021 below:

	As of and for the
($ in millions)	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Summarized Statement of Operations Information:
Total revenues	$(9)	$34
Total benefits and expenses	45	192
Income (loss) from continuing operations, net of tax	(29)	718
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(29)	718
Net income (loss) available to Obligor Group	(29)	718

Summarized Balance Sheet Information
Total investments	28	44
Cash and cash equivalents	206	205
Deferred income tax assets	927	908
Loans to non-obligated subsidiaries	265	123
Due from non-obligated subsidiaries	—	61
Total assets	1,440	1,356

Short-term debt with non-obligated subsidiaries	940	130
Due to non-obligated subsidiaries	21	—
Long-term debt	2,405	2,594
Total liabilities	$3,466	$2,836

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of March 31, 2022:

	As of March 31, 2022
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$34,634	$(2,345)	$2,627
Mortgage loans on real estate	—	5,571	(218)	236
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	40,553	(3,008)	3,715
Funding agreements with fixed maturities	—	1,461	(50)	51
Supplementary contracts and immediate annuities	—	706	(57)	10
Derivatives:
Interest rate contracts	15,575	91	154	(159)
Long-term debt	—	2,561	(157)	181
Embedded derivatives on reinsurance	—	104	56	(65)
Guaranteed benefit derivatives(3):
Other(4)	—	42	(9)	36
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
(4)    Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2022. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of March 31, 2022
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$232	$23	$(23)
Limited liability partnerships/corporations	—	1,852	113	(113)
Derivatives:
Equity futures and total return swaps	250	(9)	14	(14)
Equity options	40	1	—	—
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
Other(2)	—	42	—	—
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2)    Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Market Risk Related to Credit Risk

In connection with the Individual Life Transaction in 2021, we entered into large reinsurance agreements with SLD, our former insurance subsidiary, with respect to the portion of the Individual Life and other legacy businesses that have been written by our insurance subsidiaries domiciled in Minnesota, Connecticut, and New York. As a result, SLD became our largest reinsurer during the first quarter of 2021. While SLD's reinsurance obligations to us are collateralized through assets held in trust, in the event of any default by SLD of its reinsurance obligations to us, or any loss of credit for such reinsurance, there can be no assurance that such assets will be sufficient to support the reserves that we would be required to establish or pay claims. There were no other material changes in our credit risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report on Form 10-K") (File No. 001-35897) filed with the SEC and Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
					(in millions)
January 1, 2022 - January 31, 2022	1,215,784	$70.73		1,214,105	$435
February 1, 2022- February 28, 2022	1,311,036	69.52		1,126,862	357
March 1, 2022 - March 31, 2022	4,660,652	66.10	(2)	4,260,619	21
Total	7,187,472	$67.51		6,601,586	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended March 31, 2022, there was an increase of 585,886 Treasury shares in connection with such withholding activities.
(2) On March 17, 2022, we entered into a share repurchase agreement with a third-party financial institution to repurchase $275 million of the Company's common stock. Pursuant to the agreement, we received initial delivery of 3,305,786 shares based on the closing market price of the Company's stock on March 18, 2022 of $66.55. This arrangement is scheduled to terminate no later than the end of the second quarter of 2022, at which time we will settle any positive or negative share balances based on the daily volume-weighted average of the Company's common stock.
(3) On April 28, 2022, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500 million. The share repurchase authorization expires on June 30, 2023 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

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

May 5, 2022			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Michael S. Smith
Michael S. Smith
Vice Chairman and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

