Form 10-Q
period 2022-06-30
Voya Financial, Inc.
filed 2022-08-04
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 29, 2022, 97,918,656 shares of Common Stock, 0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended June 30, 2022

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events and specifically the current COVID-19 pandemic event, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, (xi) changes in the policies of governments and/or regulatory authorities, (xii) our ability to successfully manage the separation of the Individual Life business that we sold to Resolution Life US on January 4, 2021, including the transition services on the expected timeline and economic terms, and (xiii) our ability to realize the expected benefits from the transaction with AllianzGI. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties" in the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35897) (the "Annual Report on Form 10-K") and in this Quarterly Report on Form 10-Q.
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	June 30, 2022	December 31, 2021
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $31,205 as of 2022 and $30,656 as of 2021; allowance for credit losses of $47 as of 2022 and $58 as of 2021)	$29,324	$33,699
Fixed maturities, at fair value using the fair value option	2,159	2,354
Equity securities, at fair value (cost of $234 as of 2022 and $240 as of 2021)	234	240
Short-term investments	36	97
Mortgage loans on real estate	5,415	5,627
Less: Allowance for credit losses	12	15
Mortgage loans on real estate, net	5,403	5,612
Policy loans	373	392
Limited partnerships/corporations	1,848	1,739
Derivatives	277	171
Other investments	76	79
Securities pledged (amortized cost of $1,265 as of 2022 and $1,091 as of 2021)	1,183	1,198
Total investments	40,913	45,581
Cash and cash equivalents	954	1,402
Short-term investments under securities loan agreements, including collateral delivered	1,123	1,108
Accrued investment income	413	428
Premium receivable and reinsurance recoverable	13,117	13,663
Less: Allowance for credit losses on reinsurance recoverable	38	28
Premium receivable and reinsurance recoverable, net	13,079	13,635
Deferred policy acquisition costs and Value of business acquired	2,480	1,378
Deferred income taxes	1,795	986
Other assets (net of allowance for credit losses of $4 as of 2022 and $0 as of 2021)	2,581	2,532
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	2,943	2,469
Cash and cash equivalents	85	171
Corporate loans, at fair value using the fair value option	1,122	1,111
Other assets	15	28
Assets held in separate accounts	80,017	100,433
Total assets	$147,520	$171,262

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	June 30, 2022	December 31, 2021
Liabilities and Shareholders' Equity:
Future policy benefits	$9,970	$9,952
Contract owner account balances	43,181	42,806
Payables under securities loan and repurchase agreements, including collateral held	1,220	1,183
Short-term debt	1	1
Long-term debt	2,385	2,595
Derivatives	307	231
Pension and other postretirement provisions	205	226
Current income taxes	19	23
Other liabilities	1,848	2,098
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,019	880
Other liabilities	1,135	1,013
Liabilities related to separate accounts	80,017	100,433
Total liabilities	$141,307	$161,441

Commitments and Contingencies (Note 14)

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2022 and 2021 respectively)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 110,634,763 and 108,987,650 shares issued as of 2022 and 2021, respectively; 97,912,907 and 107,758,376 shares outstanding as of 2022 and 2021, respectively)	1	1
Treasury stock (at cost; 12,721,856 and 1,229,274 shares as of 2022 and 2021, respectively)	(821)	(80)
Additional paid-in capital	7,500	7,542
Accumulated other comprehensive income (loss)	(963)	2,100
Retained earnings (deficit):
Unappropriated	(1,201)	(1,310)
Total Voya Financial, Inc. shareholders' equity	4,516	8,253
Noncontrolling interest	1,697	1,568
Total shareholders' equity	6,213	9,821
Total liabilities and shareholders' equity	$147,520	$171,262

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net investment income	$581	$656	$1,211	$1,370
Fee income	411	436	844	894
Premiums	595	516	1,208	(4,471)
Net gains (losses):
Total impairments	(2)	—	(9)	—
Other net gains (losses)	(225)	(37)	(503)	1,705
Total net gains (losses)	(227)	(37)	(512)	1,705
Other revenue	44	374	84	484
Income (loss) related to consolidated investment entities:
Net investment income	115	558	198	564
Total revenues	1,519	2,503	3,033	546
Benefits and expenses:
Policyholder benefits	406	457	837	(3,977)
Interest credited to contract owner account balances	237	229	471	473
Operating expenses	605	706	1,237	1,308
Net amortization of Deferred policy acquisition costs and Value of business acquired	67	26	147	565
Interest expense	33	39	73	88
Operating expenses related to consolidated investment entities:
Interest expense	13	12	19	17
Other expense	5	6	5	6
Total benefits and expenses	1,366	1,475	2,789	(1,520)
Income (loss) from continuing operations before income taxes	153	1,028	244	2,066
Income tax expense (benefit)	10	112	17	64
Income (loss) from continuing operations	143	916	227	2,002
Income (loss) from discontinued operations, net of tax	—	(6)	—	8
Net income (loss)	143	910	227	2,010
Less: Net income (loss) attributable to noncontrolling interest	75	447	118	447
Net income (loss) available to Voya Financial, Inc.	68	463	109	1,563
Less: Preferred stock dividends	4	4	18	18
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$64	$459	$91	$1,545

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.62	$3.86	$0.88	$12.64
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.62	$3.81	$0.88	$12.71

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.57	$3.58	$0.80	$11.78
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.57	$3.53	$0.80	$11.84

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$143	$910	$227	$2,010
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(1,886)	661	(3,877)	(2,829)
Pension and other postretirement benefits liability	—	(1)	—	(1)
Other comprehensive income (loss), before tax	(1,886)	660	(3,877)	(2,830)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(396)	139	(814)	(363)
Other comprehensive income (loss), after tax	(1,490)	521	(3,063)	(2,467)
Comprehensive income (loss)	(1,347)	1,431	(2,836)	(457)
Less: Comprehensive income (loss) attributable to noncontrolling interest	75	447	118	447
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(1,422)	$984	$(2,954)	$(904)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2022 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of April 1, 2022	$—	$1	$(565)	$7,504	$527	$(1,269)	$6,198	$1,506	$7,704
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	68	68	75	143
Other comprehensive income (loss), after tax	—	—	—	—	(1,490)	—	(1,490)	—	(1,490)
Total comprehensive income (loss)							(1,422)	75	(1,347)
Common stock acquired - Share repurchase	—	—	(255)	5	—	—	(250)	—	(250)
Dividends on preferred stock	—	—	—	(4)	—	—	(4)	—	(4)
Dividends on common stock	—	—	—	(20)	—	—	(20)	—	(20)
Share-based compensation	—	—	(1)	15	—	—	14	—	14
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	116	116
Balance as of June 30, 2022	$—	$1	$(821)	$7,500	$(963)	$(1,201)	$4,516	$1,697	$6,213

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2022 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Unappropriated
Balance as of January 1, 2022	$—	$1	$(80)	$7,542	$2,100	$(1,310)	$8,253	$1,568	$9,821
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	109	109	118	227
Other comprehensive income (loss), after tax	—	—	—	—	(3,063)	—	(3,063)	—	(3,063)
Total comprehensive income (loss)							(2,954)	118	(2,836)
Common stock issuance	—	—	—	2	—	—	2	—	2
Common stock acquired - Share repurchase	—	—	(700)	(50)	—	—	(750)	—	(750)
Dividends on preferred stock	—	—	—	(18)	—	—	(18)	—	(18)
Dividends on common stock	—	—	—	(41)	—	—	(41)	—	(41)
Share-based compensation	—	—	(41)	65	—	—	24	—	24
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	11	11
Balance as of June 30, 2022	$—	$1	$(821)	$7,500	$(963)	$(1,201)	$4,516	$1,697	$6,213

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
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

Table of Content
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

Table of Content
Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities - continuing operations	$715	$(75)
Net cash (used in) operating activities - discontinued operations	—	(250)
Net cash provided by (used in) operating activities	715	(325)
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,454	2,996
Equity securities	—	193
Mortgage loans on real estate	545	356
Limited partnerships/corporations	127	549
Acquisition of:
Fixed maturities	(4,613)	(3,589)
Fixed maturities, trading	—	(45)
Equity securities	—	(271)
Mortgage loans on real estate	(330)	(334)
Limited partnerships/corporations	(177)	(231)
Short-term investments, net	61	82
Derivatives, net	116	12
Sales from consolidated investment entities	578	508
Purchases within consolidated investment entities	(1,426)	(771)
Proceeds from sale of business	—	250
Collateral (delivered) received, net	23	16
Receipts on deposit asset contracts	60	28
Other, net	8	508
Net cash provided by investing activities - discontinued operations	—	376
Net cash (used in) provided by investing activities	(1,574)	633
Cash Flows from Financing Activities:
Deposits received for investment contracts	3,548	3,132
Maturities and withdrawals from investment contracts	(3,112)	(3,300)
Settlements on deposit liability contracts	(3)	(4)
Repayment of debt with maturities of more than three months	(215)	(85)
Borrowings of consolidated investment entities	959	398
Repayments of borrowings of consolidated investment entities	(309)	(97)
Contributions from (distributions to) participants in consolidated investment entities, net	322	(143)
Proceeds from issuance of common stock, net	2	2
Share-based compensation	(40)	(41)
Common stock acquired - Share repurchase	(750)	(392)
Dividends paid on preferred stock	(18)	(18)
Dividends paid on common stock	(41)	(40)
Principal payments for financing leases	(13)	(13)
Other	(5)	—
Net cash provided by (used in) financing activities	325	(601)
Net decrease in cash and cash equivalents, including cash in CIEs	(534)	(293)
Cash and cash equivalents, including cash in CIEs, beginning of period	1,573	2,143
Cash and cash equivalents, including cash in CIEs, end of period	$1,039	$1,850
	June 30, 2022	December 31, 2021
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents	$954	$1,402
Cash and cash equivalents in CIEs	85	171
Total cash and cash equivalents, including cash in CIEs	$1,039	$1,573

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. and its subsidiaries (collectively the "Company") is a financial services organization in the United States that offers a broad range of retirement services, investment management services, mutual funds, group insurance and supplemental health products. Products and services are provided by the Company through three segments: Wealth Solutions, Health Solutions and Investment Management. Activities not directly related to the Company's segments and certain run-off activities that are not meaningful to the Company's business strategy are included within Corporate. See the Segments Note to these Condensed Consolidated Financial Statements.

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

On July 25, 2022, the Company completed a series of transactions pursuant to a Combination Agreement dated June 13, 2022 (the “Agreement”) with Voya Investment Management LLC, a Delaware limited liability company and an indirect subsidiary of the Company (“Voya IM”), Allianz SE, a stock corporation organized and existing under the laws of the European Union and the Federal Republic of Germany (“Allianz”), Allianz Global Investors U.S. LLC, a Delaware limited liability company and an indirect subsidiary of Allianz (“AGI U.S.”), and VIM Holdings LLC, a newly formed Delaware limited liability company (“Newco”), pursuant to which the parties have combined Voya IM with assets and teams comprising specified transferred strategies managed by AGI U.S.

Under the terms of the Agreement, AGI U.S. transferred to Newco the rights to certain assets and liabilities related to specified investment teams and strategies and the associated assets under management (the “AGI Transferred Business”). The Company transferred all of the limited liability company interests in Voya IM to Newco and in exchange, received a 76% economic stake in Newco's class A shares. Pursuant to the Amended and Restated Limited Liability Company Agreement of Newco entered into at the closing date (“A&R Newco Operating Agreement”), the Company now holds, indirectly, a 76% economic stake in Newco's class A shares and Allianz holds, indirectly, a 24% economic stake in Newco's class A shares. Furthermore, Newco holds all of the limited liability company interests in Voya IM and certain assets and liabilities transferred from AGI U.S. related to specified investment teams and strategies and the associated assets under management.. In accordance with the A&R Newco Operating Agreement, the Company has full operational control of Newco, Voya IM and the transferred assets and investment teams.

The Company is in the process of determining the fair value of the identifiable assets and liabilities assumed as well as the impact of the transaction to Total shareholders’ equity. As such, an estimate of the financial impact of the acquisition cannot be currently made.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

On August 1, 2022, Voya Investment Management Alternative Assets, LLC (“VIMAA”), one of the Company’s indirect subsidiaries, entered into a Sale and Purchase Agreement (“SPA”) with Czech Management GP, LLC and Czech Holdings, LLC, both Delaware limited liability companies whereby VIMAA will acquire all of the issued and outstanding equity interests of Czech Asset Management, L.P., a Delaware limited partnership ("CAM"). CAM is a private credit asset manager dedicated to the U.S. middle market. The acquisition, which is expected to close for cash consideration in the fourth quarter of 2022, will expand Voya IM's private and leveraged credit business and is subject to conditions as defined in the SPA.

Impairment of Long-lived Assets

The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss is recognized whenever the carrying amount of an asset exceeds its estimated fair value. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value. During the second quarter of 2022, the Company had a triggering event related to a decrease in the market price of one of its office buildings. Consequently, the Company determined its fair value, based on an appraisal, to be lower than its carrying value. As a result, the Company recognized an impairment loss of $32, which is included in Operating expenses in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022.

Revision of Prior Period Financial Statements

During the second quarter of 2022, the Company identified a presentation error related to a misclassification in the change in cash held by consolidated investment entities within the Condensed Consolidated Statement of Cash Flows. This error resulted in the total end of period cash and cash equivalents in the Condensed Consolidated Statement of Cash Flows not to reconcile to all cash and cash equivalents line items presented in the Condensed Consolidated Balance Sheet. The Company assessed the materiality of the error on prior period financial statements in accordance with the Accounting Changes and Error Corrections guidance. The Company has corrected the presentation error in the comparative period for the six months ended June 30, 2021 and evaluated the materiality of such error based on relevant quantitative and qualitative factors in relation to the Condensed Consolidated Financial Statements. The Company’s evaluation of the qualitative factors included, but was not limited to, consideration of the users of the Condensed Consolidated Financial Statements; there was no impact to net income, comprehensive income, total stockholders' equity or amounts on the Condensed Consolidated Balance Sheet; there was no impact on regulatory capital, cash balances or any liquidity measures; and there was no impact on any contractual or regulatory requirements. Based on this evaluation, the Company concluded that the error in the Condensed Consolidated Statement of Cash Flows did not result in a material misstatement of previously issued financial statements. The following table presents the impact of the error on the specific line items in the Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30, 2021
	As Reported	Adjustments	As Adjusted
Net cash provided by (used in) operating activities	$(189)	$(136)	$(325)
Net decrease in cash and cash equivalents, including cash in CIEs	(157)	(136)	(293)
Cash and cash equivalents, including cash in CIEs, beginning of period	1,922	221	2,143
Cash and cash equivalents, including cash in CIEs, end of period	1,765	85	1,850

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2022, its results of operations, comprehensive income and changes in shareholders' equity for the three and six months ended June 30, 2022 and 2021, and its statements of cash flows for the six months ended June 30, 2022 and 2021, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

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
Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
This standard, issued in June 2022, clarifies that contractual restrictions on equity security sales are not considered part of the security unit of account and, therefore, are not considered in measuring fair value. In addition, the restrictions cannot be recognized and measured as separate units of account. Disclosures on such restrictions are also required.

The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and are required to be applied prospectively, with any adjustments from the adoption recognized in earnings and disclosed.
The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2022-03.
ASU 2022-02, Troubled Debt Restructurings ("TDRs") and Vintage Disclosures	This standard, issued in March 2022, eliminates the accounting guidance on troubled debt restructurings for creditors, requires enhanced disclosures for creditors about loan modifications when a borrower is experiencing financial difficulty, and requires public business entities to include current-period gross write-offs in the vintage disclosure tables.	The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities have the option to apply the amendments involving the recognition and measurement of TDRs using a modified retrospective transition method; the other amendments are required to be applied prospectively.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2022-02.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Standard	Description of Requirements	Effective Date and Transition Provisions	Effect on the Financial Statements or Other Significant Matters
ASU 2020-04, Reference Rate Reform	This standard, issued in March 2020, provides temporary optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

	In January, 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-01, which clarified the scope of relief related to ASU 2020-04.	The amendments are effective as of March 12, 2020, the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022.
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

The Company expects the January 1, 2021 transition impact will increase Total shareholders’ equity by $0.1 billion to $0.3 billion, primarily driven by a positive impact to AOCI resulting from the reversal of DAC, value of business acquired ("VOBA"), and other adjustment balances of approximately $1.3 billion after tax, offset by an unfavorable impact to AOCI of between $1.0 billion and $1.2 billion after tax resulting from the remeasurement of Future policy benefits and Reinsurance recoverables using January 1, 2021 discount rates. The expected transition effect on Total shareholders’ equity will also include an unfavorable impact on Retained earnings (deficit) of approximately $0.1 billion after tax associated with the establishment of MRB liabilities related to guaranteed minimum benefits on certain deferred annuity contracts.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Standard	Description of Requirements	Effective Date and Transition Provisions	Effect on the Financial Statements or Other Significant Matters
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (cont.)
•Fair value measurement of contract guarantee features qualifying as Market Risk Benefits (“MRB”), with changes in fair value recognized in the Statement of Operations, except for changes in the instrument-specific credit risk, which will be recorded in AOCI.
•Amortization of DAC on a constant level basis over the expected term of the contracts, without reference to revenue or profitability. Elimination of adjustments in AOCI related to DAC and balances amortized on a basis consistent with DAC. DAC will no longer be subjected to loss recognition testing.

The majority of the ASU 2018-12 transition impact of between $1.0 billion and $1.2 billion associated with Future policy benefits and Reinsurance recoverables and approximately 50% of the $0.1 billion transition impact associated with the establishment of MRB liabilities are related to business that was reinsured to Resolution Life US in January 2021.

The ultimate effects the standard will have on the financial statements are highly dependent on policyholder behavior, actuarial assumptions and macroeconomic conditions, particularly interest rates and spreads, which may materially change ASU 2018-12-related equity impacts in periods subsequent to transition. The Company estimates the impact of ASU 2018-12 will shift to a reduction of Total shareholders’ equity as of June 30, 2022, primarily related to a negative impact in AOCI resulting from the reversal of DAC, VOBA, and other adjustment balances, which have declined significantly since January 2021 due to increases in interest rates and spreads. While rising interest rates since January 1, 2021 will result in a less unfavorable impact on AOCI due to remeasurement of liability for Future policy benefits, this will be materially offset by the impact from remeasurement of Reinsurance recoverables.

2.    Discontinued Operations

As noted in the Business, Basis of Presentation and Significant Accounting Policies Note, on January 4, 2021, the Company sold several of its subsidiaries and the related Individual Life and fixed and variable annuities businesses within these subsidiaries to Resolution Life US pursuant to the Resolution MTA entered into on December 18, 2019. The Company determined that the entities disposed of met the criteria to be classified as discontinued operations and that the sale represented a strategic shift that had a major effect on the Company’s operations. Income (loss) from discontinued operations, net of tax, for the six months ended June 30, 2021 included a reduction to loss on sale, net of tax of $8 associated with the transaction. For more information related to this transaction, refer to the Discontinued Operations Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on form 10-K.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2022:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$800	$93	$9	$—	$884	$—
U.S. Government agencies and authorities	58	6	1	—	63	—
State, municipalities and political subdivisions	993	4	69	—	928	—
U.S. corporate public securities	10,211	265	933	—	9,541	2
U.S. corporate private securities	4,993	38	289	—	4,742	—
Foreign corporate public securities and foreign governments(1)	3,356	42	317	—	3,057	24
Foreign corporate private securities(1)	3,391	15	166	—	3,222	18
Residential mortgage-backed securities	4,330	53	205	6	4,183	1
Commercial mortgage-backed securities	4,351	9	317	—	4,042	1
Other asset-backed securities	2,146	3	144	—	2,004	1
Total fixed maturities, including securities pledged	34,629	528	2,450	6	32,666	47
Less: Securities pledged	1,265	22	104	—	1,183	—
Total fixed maturities	$33,364	$506	$2,346	$6	$31,483	$47
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2022, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$766	$742
After one year through five years	4,212	4,102
After five years through ten years	5,129	4,886
After ten years	13,695	12,707
Mortgage-backed securities	8,681	8,225
Other asset-backed securities	2,146	2,004
Fixed maturities, including securities pledged	$34,629	$32,666

As of June 30, 2022 and December 31, 2021, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2022
Communications	$1,313	$46	$90	$1,269
Financial	4,056	60	364	3,752
Industrial and other companies	9,187	114	754	8,547
Energy	1,879	66	113	1,832
Utilities	3,757	63	235	3,585
Transportation	1,150	7	94	1,063
Total	$21,342	$356	$1,650	$20,048

December 31, 2021
Communications	$1,261	$238	$3	$1,496
Financial	3,752	394	13	4,133
Industrial and other companies	9,600	1,058	32	10,626
Energy	1,907	314	18	2,203
Utilities	3,782	499	11	4,270
Transportation	1,130	93	1	1,222
Total	$21,432	$2,596	$78	$23,950

The Company invests in various categories of collateralized mortgage obligations (CMOs), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2022 and December 31, 2021, approximately 38.9% and 40.6%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of June 30, 2022 and December 31, 2021, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of June 30, 2022, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $108 and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets. As of December 31, 2021, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $105. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Pledged

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2022 and December 31, 2021, the fair value of loaned securities was $913 and $969, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2022 and December 31, 2021, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $819 and $884, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, liabilities to return collateral of $819 and $884, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2022 and December 31, 2021, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $132 and $117, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	June 30, 2022	December 31, 2021
U.S. Treasuries	$41	$42
U.S. Government agencies and authorities	3	3
U.S. corporate public securities	605	599
Foreign corporate public securities and foreign governments	302	357
Payables under securities loan agreements	$951	$1,001

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the periods presented:

	Six Months Ended June 30, 2022
	U.S. corporate private securities	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$1	$—	$—	$56	$1	$58
Credit losses on securities for which credit losses were not previously recorded	2	1	1	24	—	1	29
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	(41)	—	(41)
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—	—	—
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	—	—	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	(1)	—	—	3	(1)	1
Write-offs	—	—	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—	—	—
Balance as of June 30	$2	$1	$1	$24	$18	$1	$47

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of June 30, 2022:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost				Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses		Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$59	$8	19	$14	$1		4	$73	$9	23
U.S. Government agencies and authorities	8	1	1	—	—		—	8	1	1
State, municipalities and political subdivisions	739	69	255	1	—	*	1	740	69	256
U.S. corporate public securities	5,725	812	1,111	358	121		175	6,083	933	1,286
U.S. corporate private securities	3,337	253	356	230	36		9	3,567	289	365
Foreign corporate public securities and foreign governments	2,071	261	392	175	56		46	2,246	317	438
Foreign corporate private securities	2,455	165	199	13	1		3	2,468	166	202
Residential mortgage-backed	1,808	172	530	353	33		163	2,161	205	693
Commercial mortgage-backed	3,468	282	561	261	35		47	3,729	317	608
Other asset-backed	1,751	127	422	144	17		74	1,895	144	496
Total	$21,421	$2,150	3,846	$1,549	$300		522	$22,970	$2,450	4,368
*Less than $1

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
*Less than $1

Based on the Company's quarterly evaluation of its securities in an unrealized loss position, described below, the Company concluded that these securities were not impaired as of June 30, 2022. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, increased $2,301 from $149 to $2,450 for the six months ended June 30, 2022. The increase in unrealized losses was driven by materially higher interest rates across the yield curve and moderately wider credit spreads.

As of June 30, 2022, $5 of the total $2,450 of gross unrealized losses were from 5 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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

The following table identifies the Company's intent impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2022			2021
	Impairment		No. of Securities	Impairment		No. of Securities
Residential mortgage-backed	$2		17	$—	*	4
Commercial mortgage-backed	—	*	1	—		—
Total	$2		18	$—	*	4
(1) Primarily U.S. dollar denominated.
*Less than $1
	Six Months Ended June 30,
	2022			2021
	Impairment		No. of Securities	Impairment		No. of Securities
Residential mortgage-backed	$9		27	$—	*	10
Commercial mortgage-backed	—	*	1	—	*	1
Total	$9		28	$—	*	11
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the valuation allowance) before and after modification through a troubled debt restructuring may not change significantly or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three months and six months ended June 30, 2022, the Company had no new commercial mortgage loan troubled debt restructurings. For the three months ended June 30, 2022, the Company had three new private placement troubled debt restructurings with a pre and post modification carrying value of $74 and $65, respectively. For the six months ended June 30, 2022, the Company had six new private placement troubled debt restructurings with a pre and post modification carrying value of $102 and $75, respectively. For the three months ended June 30, 2021, the Company did not have any commercial mortgage loan troubled debt restructurings. For the six months ended June 30, 2021, the Company had one commercial mortgage loan trouble debt restructuring with a pre and post modification carrying value of $5. For the three and six months ended June 30, 2021, the Company did not have any private placement troubled debt restructurings.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2022 and June 30, 2021, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of June 30, 2022 and December 31, 2021, respectively.

	As of June 30, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$151	$101	$59	$—	$—	$311
2021	247	314	206	10	—	777
2020	115	244	34	10	—	403
2019	194	173	65	—	—	432
2018	161	46	3	—	—	210
2017	648	203	4	—	—	855
2016 and prior	2,014	390	23	—	—	2,427
Total	$3,530	$1,471	$394	$20	$—	$5,415

	As of December 31, 2021
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2021	$269	$315	$201	$—	$—	$785
2020	140	240	77	—	—	457
2019	201	192	69	—	—	462
2018	169	50	2	—	—	221
2017	656	214	4	—	—	874
2016 and prior	2,220	584	24	—	—	2,828
Total	$3,655	$1,595	$377	$—	$—	$5,627

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of June 30, 2022 and December 31, 2021, respectively.

	As of June 30, 2022
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2022	$311	$—	$—	$—	$—	$311
2021	650	26	36	65	—	777
2020	310	36	33	24	—	403
2019	254	13	106	59	—	432
2018	127	7	53	23	—	210
2017	495	61	114	185	—	855
2016 and prior	1,829	311	193	94	—	2,427
Total	$3,976	$454	$535	$450	$—	$5,415

	As of December 31, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2021	$652	$27	$38	$68	$—	$785
2020	396	21	34	6	—	457
2019	278	49	108	27	—	462
2018	131	5	54	31	—	221
2017	414	156	111	193	—	874
2016 and prior	2,237	242	242	107	—	2,828
Total	$4,108	$500	$587	$432	$—	$5,627

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of June 30, 2022 and December 31, 2021, respectively.

	As of June 30, 2022
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2022	$38	$49	$18	$60	$85	$38	$4	$1	$18	$311
2021	98	72	138	139	110	142	9	47	22	777
2020	74	176	22	24	32	40	2	8	25	403
2019	59	143	14	109	47	10	15	13	22	432
2018	50	63	57	10	14	10	—	6	—	210
2017	126	92	349	137	54	55	5	37	—	855
2016 and prior	683	550	477	118	183	207	51	123	35	2,427
Total	$1,128	$1,145	$1,075	$597	$525	$502	$86	$235	$122	$5,415

	As of December 31, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$98	$79	$143	$137	$110	$140	$9	$47	$22	$785
2020	84	187	31	35	39	39	3	14	25	457
2019	59	145	14	130	47	17	15	13	22	462
2018	54	68	59	10	14	10	—	6	—	221
2017	128	94	360	139	56	56	5	36	—	874
2016 and prior	718	617	590	159	256	239	71	142	36	2,828
Total	$1,141	$1,190	$1,197	$610	$522	$501	$103	$258	$105	$5,627

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of June 30, 2022 and December 31, 2021, respectively.

	As of June 30, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$24	$118	$155	$14	$—	$—	$—	$311
2021	38	172	412	128	—	18	9	777
2020	58	74	111	160	—	—	—	403
2019	46	94	200	66	26	—	—	432
2018	37	86	56	13	—	18	—	210
2017	108	403	193	147	4	—	—	855
2016 and prior	819	401	529	390	76	159	53	2,427
Total	$1,130	$1,348	$1,656	$918	$106	$195	$62	$5,415

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$39	$185	$405	$129	$—	$18	$9	$785
2020	58	90	140	169	—	—	—	457
2019	46	96	211	82	27	—	—	462
2018	38	88	57	16	4	18	—	221
2017	110	417	195	149	3	—	—	874
2016 and prior	936	566	576	398	93	205	54	2,828
Total	$1,227	$1,442	$1,584	$943	$127	$241	$63	$5,627

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2022	December 31, 2021
Allowance for credit losses, beginning of period	$15	$89
Credit losses on mortgage loans for which credit losses were not previously recorded	—	1
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	—	(14)
Increase (decrease) on mortgage loans with allowance recorded in previous period	(3)	(61)
Provision for expected credit losses	12	15
Write-offs	—	—
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, end of period	$12	$15

The following table presents past due commercial mortgage loans as of the dates indicated:

	June 30, 2022	December 31, 2021
Delinquency:
Current	$5,415	$5,627
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$5,415	$5,627

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of June 30, 2022 and December 31, 2021, the Company had no commercial mortgage loan in non-accrual status. There was no interest income recognized on loans in non-accrual status for the six months ended June 30, 2022 and year ended December 31, 2021.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed maturities	$495	$497	$974	$1,012
Equity securities	5	6	9	11
Mortgage loans on real estate	60	64	119	125
Policy loans	5	5	11	11
Short-term investments and cash equivalents	2	4	3	5
Limited partnerships and other	29	97	125	240
Gross investment income	596	673	1,241	1,404
Less: Investment expenses	15	17	30	34
Net investment income	$581	$656	$1,211	$1,370

As of June 30, 2022, the Company had $32 of investments in fixed maturities that did not produce net investment income. As of December 31, 2021, the Company had no investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,
	2022	2021
Fixed maturities, available-for-sale, including securities pledged	$(6)	$15
Fixed maturities, at fair value option	(245)	(129)
Equity securities, at fair value	(24)	5
Derivatives	32	(39)
Embedded derivatives - fixed maturities	(2)	—
Guaranteed benefit derivatives	12	(9)
Mortgage loans	1	25
Other investments	5	95
Net gains (losses)	$(227)	$(37)

	Six Months Ended June 30,
	2022	2021
Fixed maturities, available-for-sale, including securities pledged	$(79)	$1,783
Fixed maturities, at fair value option	(550)	(377)
Equity securities, at fair value	(32)	11
Derivatives	126	(16)
Embedded derivatives - fixed maturities	(6)	(5)
Guaranteed benefit derivatives	18	48
Mortgage Loans	5	163
Other investments	6	98
Net gains (losses)	$(512)	$1,705

On June 1, 2021, the Company fully disposed of a 9.99% equity interest in VA Capital which was originally acquired as part of a Master Transaction Agreement dated December 20, 2017, related to the sale of substantially all of our Closed Block Variable Annuity (CBVA) and Annuity business. The disposition resulted in a net realized gain of $95 reported as Other net gains (losses) in the Condensed Consolidated Statements.

Proceeds from the sale of fixed maturities, available-for-sale and trading, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	(1)	2021
Proceeds on sales	$971	$608	$2,220		$10,213
Gross gains	15	14	30		1,711
Gross losses	12	—	44		2
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2022			December 31, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Foreign exchange contracts	$88	$3	$—	$94	$2	$—
Cash flow hedges:
Interest rate contracts	22	—	—	22	—	—
Foreign exchange contracts	699	62	—	683	16	16
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	17,585	207	301	13,382	147	209
Foreign exchange contracts	183	4	3	146	1	3
Equity contracts	248	1	—	299	4	2
Credit contracts	179	—	3	135	1	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	N/A	6	—	N/A	12	—
Within products(3)	N/A	—	25	N/A	—	47
Within reinsurance agreements(4)	N/A	21	41	N/A	—	196
Managed custody guarantees(3)	N/A	—	4	N/A	—	1
Total		$304	$377		$183	$475
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
(2) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(3) Included in Future policy benefits on the Condensed Consolidated Balance Sheets.
(4) Included in Other liabilities and Premium receivable and reinsurance recoverable on the Condensed Consolidated Balance Sheets.
N/A - Not applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2022 and December 31, 2021. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	June 30, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$179	$—	$3
Equity contracts	201	1	—
Foreign exchange contracts	970	69	3
Interest rate contracts	10,838	207	288
		277	294
Counterparty netting(1)		(208)	(208)
Cash collateral netting(1)		(59)	(81)
Securities collateral netting(1)		(6)	(1)
Net receivables/payables		$4	$4
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

As of June 30, 2022, the Company held $59 and pledged $82 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2021, the Company held $17 and pledged $71 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2022, the Company delivered $162 of securities and held $6 of securities as collateral. As of December 31, 2021, the Company delivered $124 of securities and held $2 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended June 30,
	2022		2021
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net gains/(losses)	Net investment income	Net investment income and Other net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(1)	$55	$—	$6
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	2	—	2

	Six Months Ended June 30,
	2022		2021
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net gains/(losses)	Net investment income	Net investment income and Other net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(2)	$62	$(1)	$12
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	5	—	(1)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Three Months Ended June 30,
	2022		2021
	Net investment income	Other net gains/(losses)	Net investment income	Other net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$581	$(225)	$656	$(37)
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(5)	—	(1)
Derivatives designated as hedging instruments(1)	—	6	—	1
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	—	2	—

	Six Months Ended June 30,
	2022		2021
	Net investment income	Other net gains/(losses)	Net investment income	Other net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$1,211	$(503)	$1,370	$1,705
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(7)	—	(1)
Derivatives designated as hedging instruments(1)	—	8	—	1
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	5	—	4	(5)
(1) For the three and six months ended June 30, 2022, $1 of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earning. For the three and six months ended June 30, 2022 and June 30, 2021, an immaterial portion of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earning.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended June 30,
		2022	2021
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net gains (losses)	$52	$(48)
Foreign exchange contracts	Other net gains (losses)	(1)	(2)
Equity contracts	Other net gains (losses)	(20)	9
Credit contracts	Other net gains (losses)	(4)	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net gains (losses)	(2)	—
Within products	Other net gains (losses)	12	(4)
Within reinsurance agreements(1)	Policyholder benefits	84	(29)
Managed custody guarantees	Other net gains (losses)	1	—
Total		$122	$(73)

	Location of Gain or (Loss) Recognized in Income on Derivative	Six Months Ended June 30,
		2022	2021
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net gains (losses)	$152	$(23)
Foreign exchange contracts	Other net gains (losses)	(2)	(2)
Equity contracts	Other net gains (losses)	(28)	12
Credit contracts	Other net gains (losses)	(4)	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net gains (losses)	(6)	(5)
Within products	Other net gains (losses)	22	31
Within reinsurance agreements(1)	Policyholder benefits	176	23
Managed custody guarantees	Other net gains (losses)	(2)	4
Total		$308	$41
(1) For the three months ended June 30, 2022, no gains (losses) from standalone derivatives were recognized. For the six months ended June 30, 2022, the amount excluded gains (losses) of $1 from standalone derivatives recognized in Other net gains (losses). For the three and six months ended June 30, 2021, the amount excluded gains (losses) of $3 and $4, respectively, from standalone derivatives recognized in Other net gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$653	$231		$—	$884
U.S. Government agencies and authorities	—	63		—	63
State, municipalities and political subdivisions	—	928		—	928
U.S. corporate public securities	—	9,522		19	9,541
U.S. corporate private securities	—	2,962		1,780	4,742
Foreign corporate public securities and foreign governments(1)	—	3,053		4	3,057
Foreign corporate private securities(1)	—	2,819		403	3,222
Residential mortgage-backed securities	—	4,152		31	4,183
Commercial mortgage-backed securities	—	4,042		—	4,042
Other asset-backed securities	—	1,941		63	2,004
Total fixed maturities, including securities pledged	653	29,713		2,300	32,666
Equity securities	23	8		203	234
Derivatives:
Interest rate contracts	—	207		—	207
Foreign exchange contracts	—	69		—	69
Equity contracts	—	1		—	1
Embedded derivative on reinsurance	—	21		—	21
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,106	7		—	2,113
Assets held in separate accounts	74,144	5,524		349	80,017
Total assets	$76,926	$35,550		$2,852	$115,328
Percentage of Level to total	67%	31%		2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives(2)	—	—		29	29
Other derivatives:
Interest rate contracts	13	288		—	301
Foreign exchange contracts	—	3		—	3
Credit contracts	—	3		—	3
Embedded derivative on reinsurance	—	(45)	(3)	86	41
Total liabilities	$13	$249		$115	$377
(1) Primarily U.S. dollar denominated.
(2) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.
(3) The Company classifies these embedded derivatives within liabilities given the underlying nature of the balances and the right-of-offset.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2022
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$71	$—	$(1)	$1	$—	$—	$—	$—	$(52)	$19	$—	$(1)
U.S. corporate private securities	1,925	(1)	(134)	89	—	—	(58)	—	(41)	1,780	(1)	(133)
Foreign corporate public securities and foreign governments(1)	11	—	—	4	—	—	—	—	(11)	4	—	—
Foreign corporate private securities(1)	496	(3)	(7)	51	—	—	(15)	—	(119)	403	(4)	(7)
Residential mortgage-backed securities	45	(6)	—	2	—	—	(9)	1	(2)	31	(6)	—
Other asset-backed securities	49	—	(2)	35	—	—	(5)	—	(14)	63	—	(2)
Total fixed maturities, including securities pledged	2,597	(10)	(144)	182	—	—	(87)	1	(239)	2,300	(11)	(143)
Equity securities, at fair value	203	(17)	—	26	—	—	—	—	(9)	203	(17)	—
Derivatives:
Guaranteed benefit derivatives(2)(5)	(42)	13	—	—	—	—	—	—	—	(29)	—	—
Embedded derivatives on reinsurance	(86)	—	—	—	—	—	—	—	—	(86)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	8	—	—	—	—	—	(8)	—	—	—	—	—
Assets held in separate accounts(4)	334	(12)	—	67	—	(3)	—	—	(37)	349	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Other net (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of June 30 amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2022
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$16	$—	$(1)	$5	$—	$—	$—	$—	$(1)	$19	$—	$(1)
U.S. corporate private securities	1,910	(2)	(277)	158	—	—	(120)	121	(10)	1,780	(2)	(276)
Foreign corporate public securities and foreign governments(1)	—	—	—	4	—	—	—	—	—	4	—	—
Foreign corporate private securities(1)	353	(22)	(31)	97	—	—	(28)	148	(114)	403	(4)	(31)
Residential mortgage-backed securities	43	(15)	—	4	—	—	—	1	(2)	31	(15)	—
Other asset-backed securities	44	—	(4)	39	—	(10)	(6)	—	—	63	—	(4)
Total fixed maturities, including securities pledged	2,366	(39)	(313)	307	—	(10)	(154)	270	(127)	2,300	(21)	(312)
Equity securities, at fair value	203	(26)	—	26	—	—	—	—	—	203	(26)	—
Derivatives:
Guaranteed benefit derivatives (2)(5)	(48)	20	—	—	(1)	—	—	—	—	(29)	—	—
Embedded derivatives on reinsurance	(87)	1	—	—	—	—	—	—	—	(86)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	8	—	—	(8)	—	—	—	—	—
Assets held in separate accounts(4)	316	(26)	—	132	—	(4)	—	6	(75)	349	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Other net (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of June 30 amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2021
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$60	$—	$1	$—	$—	$—	$(1)	$—	$(37)	$23	$—	$5
U.S. corporate private securities	1,584	1	40	23	—	—	(93)	504	(48)	2,011	—	(2)
Foreign corporate public securities and foreign governments(1)	7	—	—	10	—	—	—	—	(7)	10	—	—
Foreign corporate private securities(1)	380	1	8	1	—	(34)	(4)	—	—	352	1	5
Residential mortgage-backed securities	47	(4)	—	12	—	—	—	3	(12)	46	(4)	—
Commercial mortgage-backed securities	—	—	—	2	—	—	—	—	—	2	—	—
Other asset-backed securities	69	—	—	15	—	—	(7)	1	—	78	—	—
Total fixed maturities, including securities pledged	2,147	(2)	49	63	—	(34)	(105)	508	(104)	2,522	(3)	8
Fixed maturities, trading, at fair value	—	—	—	45	—	—	—	—	—	45	—	—
Equity securities, at fair value	257	3	—	—	—	(11)	—	—	—	249	3	—
Derivatives:
Guaranteed benefit derivatives (2)(5)	(26)	(19)	—	—	—	—	1	—	—	(44)	—	—
Embedded derivatives on reinsurance	(88)	3	—	—	—	—	—	—	—	(85)	—	—
Assets held in separate accounts(4)	237	2	—	71	—	—	—	—	(17)	293	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Other net (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.
(5)Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2021
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$93	$1	$—	$—	$—	$(25)	$(1)	$—	$(45)	$23	$—	$—
U.S. corporate private securities	1,900	51	(96)	77	—	(328)	(137)	621	(77)	2,011	(1)	(96)
Foreign corporate public securities and foreign governments(1)	—	—	—	10	—	—	—	—	—	10	—	—
Foreign corporate private securities(1)	457	9	(2)	1	—	(81)	(32)	—	—	352	2	(5)
Residential mortgage-backed securities	43	(7)	—	15	—	(7)	—	2	—	46	(7)	—
Commercial mortgage-backed securities	—	—	—	1	—	(1)	(4)	6	—	2	—	—
Other asset-backed securities	61	—	(2)	22	—	(4)	(22)	23	—	78	—	(2)
Total fixed maturities, including securities pledged	2,554	54	(100)	126	—	(446)	(196)	652	(122)	2,522	(6)	(103)
Fixed maturities, trading, at fair value	—	—	—	45	—	—	—	—	—	45	—	—
Equity securities, at fair value	172	13	—	225	—	(152)	(9)	—	—	249	(2)	—
Derivatives:
Guaranteed benefit derivatives (2)(5)	(84)	38	—	—	—	—	2	—	—	(44)	—	—
Other derivatives, net	1	—	—	—	—	—	(1)	—	—	—	(1)	—
Embedded derivatives on reinsurance	—	4	—	—	(89)	—	—	—	—	(85)	—	—
Assets held in separate accounts(4)	222	3	—	104	—	(1)	—	—	(35)	293	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Other net (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2022 and 2021, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.
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
The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$32,666	$32,666	$37,251	$37,251
Equity securities	234	234	240	240
Mortgage loans on real estate	5,415	5,239	5,627	5,982
Policy loans	373	373	392	392
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,113	2,113	2,607	2,607
Derivatives	277	277	171	171
Embedded derivative on reinsurance	21	21	—	—
Other investments	76	76	79	79
Assets held in separate accounts	80,017	80,017	100,433	100,433
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$36,125	$37,982	$35,334	$43,407
Funding agreements with fixed maturities	1,462	1,457	1,460	1,461
Supplementary contracts, immediate annuities and other	791	653	829	775
Derivatives:
Guaranteed benefit derivatives(2)	29	29	48	48
Other derivatives	307	307	231	231
Embedded derivative on reinsurance	41	41	196	196
Short-term debt	1	1	1	1
Long-term debt	2,385	2,316	2,595	2,991
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(2) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2022
	DAC	VOBA		Total
Balance as of January 1, 2022	$1,217	$161		$1,378
Deferrals of commissions and expenses	56	3		59
Amortization:
Amortization, excluding unlocking	(116)	(10)		(126)
Unlocking(1)	(41)	(45)		(86)
Interest accrued	49	16	(3)	65
Net amortization included in Condensed Consolidated Statements of Operations	(108)	(39)		(147)
Change due to unrealized capital gains/(losses) on available-for-sale securities	700	490		1,190
Balance as of June 30, 2022	$1,865	$615		$2,480

	2021
	DAC	VOBA		Total
Balance as of January 1, 2021	$1,440	$70		$1,510
Deferrals of commissions and expenses	50	3		53
Amortization:
Amortization, excluding unlocking(2)	(479)	(158)		(637)
Unlocking(1)	(9)	7		(2)
Interest accrued	56	18	(3)	74
Net amortization included in Condensed Consolidated Statements of Operations	(432)	(133)		(565)
Change due to unrealized capital gains/(losses) on available-for-sale securities	181	267		448
Balance as of June 30, 2021	$1,239	$207		$1,446
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) There was no loss recognition during 2022. During 2021, the Company recorded loss recognition of $301 and $1 for DAC and VOBA, respectively.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	June 30, 2022
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$195	$10	$(205)	$—
Reinsurance recoverable, net of allowance for credit losses	—	—	13,079	13,079
Total	$195	$10	$12,874	$13,079

Liabilities
Future policy benefits and contract owner account balances	$52,076	$1,075	$—	$53,151
Liability for funds withheld under reinsurance agreements	71	—	—	71
Total	$52,147	$1,075	$—	$53,222

	December 31, 2021
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$169	$8	$(213)	$(36)
Reinsurance recoverable	—	—	13,671	13,671
Total	$169	$8	$13,458	$13,635

Liabilities
Future policy benefits and contract owner account balances	$51,648	$1,110	$—	$52,758
Liability for funds withheld under reinsurance agreements	203	—	—	203
Total	$51,851	$1,110	$—	$52,961

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Statement of Operations is as follows for the periods indicated:

	Three Months Ended June 30,
	2022	2021
Premiums:
Direct premiums	$814	$760
Reinsurance assumed	4	5
Reinsurance ceded	(223)	(249)
Net premiums	$595	$516

Fee income:
Gross fee income	$510	$537
Reinsurance assumed	4	4
Reinsurance ceded	(103)	(105)
Net fee income	$411	$436

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,076	$1,037
Reinsurance assumed	14	20
Reinsurance ceded(1)	(447)	(371)
Net interest credited and other benefits to contract owners / policyholders	$643	$686
(1) Includes $72 and $56 for amounts paid and accrued to reinsurers in connection with the Company's UL contracts for the Life segment for the three months ended June 30, 2022 and 2021, respectively.

	Six Months Ended June 30,
	2022	2021
Premiums:
Direct premiums	$1,628	$1,532
Reinsurance assumed	13	14
Reinsurance ceded	(433)	(6,017)
Net premiums	$1,208	$(4,471)

Fee income:
Gross fee income	$1,043	$1,097
Reinsurance assumed	9	9
Reinsurance ceded	(208)	(212)
Net fee income	$844	$894

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,954	$3,004
Reinsurance assumed	22	41
Reinsurance ceded(1)	(668)	(6,549)
Net interest credited and other benefits to contract owners / policyholders	$1,308	$(3,504)
(1) Includes $150 and $5,845 for amounts paid and accrued to reinsurers in connection with the Company's UL contracts for the Life segment for the six months ended June 30, 2022 and 2021, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of June 30, 2022 and December 31, 2021, the Company has a deposit asset of $1.6 billion, which is reported in "Other assets" on the accompanying Condensed Consolidated Balance Sheets.

8.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan"), the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan") and the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (the "2019 Omnibus Plan") (together, the "Omnibus Plans"). As of June 30, 2022, common stock reserved and available for issuance under the 2013 Omnibus Plan, the 2014 Omnibus Plan and the 2019 Omnibus Plan was 347,663, 3,027,864 and 8,028,432 shares, respectively.

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan ("Director Plan").

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted Stock Unit (RSU) awards	$8	$8	$30	$26
Performance Stock Unit (PSU) awards	7	11	31	30
Stock options	—	1	—	1
Total share-based compensation expense	15	20	61	57
Income tax benefit	3	4	18	15
After-tax share-based compensation expense	$12	$16	$43	$42

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the Director Plan for the periods indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	1.4		$57.53	2.0		$54.05
Adjustment for PSU performance factor	—		—	0.2		59.13
Granted	0.7		66.03	0.6		66.32
Vested	(0.7)		56.62	(0.9)		51.34
Forfeited	—	*	60.87	—	*	58.14
Outstanding as of June 30, 2022	1.4		$62.18	1.9		$58.85
*Less than 0.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2022	1.8	$42.91
Granted	—	—
Exercised	(0.1)	39.91
Forfeited	—	—
Outstanding as of June 30, 2022	1.7	$43.15
Vested, exercisable, as of June 30, 2022	1.7	$43.15

9.     Shareholders' Equity

Noncontrolling Interest

Noncontrolling interest in limited partnerships increased as a result of favorable market appreciation in limited partnership investments, net of contributions and distributions. See the Consolidated and Nonconsolidated Investment Entities Note to these Condensed Consolidated Financial Statements for additional details over changes in noncontrolling interest during the year and impacting Shareholders' Equity.

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2021	143.3	19.1	124.2
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	17.9	(17.9)
Share-based compensation	2.4	1.0	1.4
Treasury Stock retirement	(36.8)	(36.8)	—
Balance, December 31, 2021	109.0	1.2	107.8
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	10.9	(10.9)
Share-based compensation	1.6	0.6	1.0
Balance, June 30, 2022	110.6	12.7	97.9

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividends declared per share of Common Stock	$0.20	$0.165	$0.40	$0.33

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

The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions during the six months ended June 30, 2022.

2022
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
June 21, 2022	$250	3,382,950	(1)	(1)	(1)
March 17, 2022	$275	3,305,786	May 11, 2022	890,112	4,195,898
(1) This arrangement is scheduled to terminate no later than the end of the third quarter 2022, at which time the Company will settle any positive or negative share balances based on the daily volume-weighted average price of the Company's common stock.

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The exercise price of the warrants at the time of issuance was $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. On March 12, 2018, ING Group sold its remaining interests in the warrants and no longer owns any warrants. On June 29, 2022, the Company paid a quarterly dividend of $0.20 per share on its common stock. As a consequence, the exercise price of the warrants to purchase shares of common stock was adjusted to $47.21 per share of common stock and the number of shares of common stock for which each warrant is exercisable has been adjusted to 1.032523411. As of June 30, 2022, no warrants have been exercised.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Preferred Stock

As of June 30, 2022 and December 31, 2021, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	June 30, 2022		December 31, 2021
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended June 30,	Per Share	Aggregate	Per Share	Aggregate
2022	$—	$—	$13.375	$4
2021	—	—	13.375	4
Six Months Ended June 30,
2022	$30.625	$10	$26.750	$8
2021	30.625	10	26.750	8
As of June 30, 2022, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2022	2021	2022	2021
Earnings
Net income (loss) available to common shareholders:
Income (loss) from continuing operations	$143	$916	$227	$2,002
Less: Preferred stock dividends	4	4	18	18
Less: Net income (loss) attributable to noncontrolling interest	75	447	118	447
Income (loss) from continuing operations available to common shareholders	64	465	91	1,537
Income (loss) from discontinued operations, net of tax	—	(6)	—	8
Net income (loss) available to common shareholders	$64	$459	$91	$1,545

Weighted average common shares outstanding
Basic	101.7	120.6	103.9	121.6
Dilutive Effects(1):
Warrants	7.1	7.3	7.7	6.3
RSU awards	0.8	0.9	0.9	1.0
PSU awards	0.6	0.7	0.8	0.9
Stock Options	0.6	0.7	0.6	0.7
Diluted	110.8	130.2	113.9	130.5

Basic(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.62	$3.86	$0.88	$12.64
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$—	$(0.05)	$—	$0.06
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.62	$3.81	$0.88	$12.71
Diluted(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.57	$3.58	$0.80	$11.78
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$—	$(0.04)	$—	$0.06
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.57	$3.53	$0.80	$11.84
(1) For the six months ended June 30, 2022 and June 30, 2021, weighted average shares used for calculating earnings per share excludes the impact of forward contracts related to the share repurchase agreement entered into on June 21, 2022 and June 30, 2021, respectively, as the inclusion of these instruments would be antidilutive to the earnings per share calculation. For more information on the share repurchase agreement, see the Shareholders' Equity Note to these Condensed Consolidated Financial Statements.
(2) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

11.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of AOCI as of the dates indicated:

	June 30,
	2022	2021
Fixed maturities, net of impairment	$(1,926)	$3,739
Derivatives(1)	129	63
DAC/VOBA adjustment on available-for-sale securities(2)	422	(877)	(3)
Premium deficiency reserve adjustment(2)	—	(15)
Other intangibles adjustment on available-for-sale securities(2)	(4)	5
Other	—	2
Unrealized capital gains (losses), before tax	(1,379)	2,917
Deferred income tax asset (liability)	413	(490)
Net unrealized capital gains (losses)	(966)	2,427
Pension and other postretirement benefits liability, net of tax	3	4
AOCI	$(963)	$2,431
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of June 30, 2022, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $20.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2022
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(2,548)		$535	$(2,013)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	20		(4)	16
DAC/VOBA	593		(125)	468
Premium deficiency reserve adjustment	5		(1)	4
Other intangibles	(5)		1	(4)
Change in unrealized gains (losses) on available-for-sale securities	(1,935)		406	(1,529)

Derivatives:
Derivatives	54	(1)	(11)	43
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	49		(10)	39
Change in Accumulated other comprehensive income (loss)	$(1,886)		$396	$(1,490)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Six Months Ended June 30, 2022
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(5,211)		$1,094	$(4,117)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	90		(19)	71
DAC/VOBA	1,190	(1)	(250)	940
Premium deficiency reserve adjustment	14		(3)	11
Other intangibles	(9)		2	(7)
Change in unrealized gains (losses) on available-for-sale securities	(3,926)		824	(3,102)

Derivatives:
Derivatives	59	(2)	(12)	47
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(10)		2	(8)
Change in unrealized gains (losses) on derivatives	49		(10)	39
Change in Accumulated other comprehensive income (loss)	$(3,877)		$814	$(3,063)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2021
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$826		$(173)	$653
Other	(2)		—	(2)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(15)		3	(12)
DAC/VOBA	(149)		31	(118)
Premium deficiency reserve adjustment	(1)		1	—
Change in unrealized gains (losses) on available-for-sale securities	659		(138)	521

Derivatives:
Derivatives	7	(1)	(2)	5
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	2		(1)	1

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$660		$(139)	$521
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information    .

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2021
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,099)		$420	$(2,679)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(1,775)		373	(1,402)
DAC/VOBA	1,194	(1)	(251)	943
Premium deficiency reserve adjustment	445		(93)	352
Other intangibles	419		(88)	331
Change in unrealized gains (losses) on available-for-sale securities	(2,816)		361	(2,455)

Derivatives:
Derivatives	(2)	(2)	—	(2)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(11)		2	(9)
Change in unrealized gains (losses) on derivatives	(13)		2	(11)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$(2,830)		$363	$(2,467)
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

The Company's effective tax rate for the three and six months ended June 30, 2022 was 6.5% and 7.0%. The effective tax rate differed from the statutory rate of 21% primarily due to noncontrolling interest, the effect of the dividends received deduction ("DRD") and tax credits.

The Company's effective tax rate for the three months ended June 30, 2021 was 10.9%. The effective tax rate differed from the statutory rate of 21% primarily due to noncontrolling interest and the effect of the DRD. The Company's effective tax rate for the six months ended June 30, 2021 was 3.1%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the release of a stranded tax benefit in Other Comprehensive Income due to the Individual Life Transaction, noncontrolling interest and the effect of the DRD.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of June 30, 2022, the Company had year-to-date losses on securities of $3,877 in Other comprehensive income primarily driven by increases in interest rates. The Company determined that the increase in unrealized

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

losses on fixed income investments will be offset in future years by the ordinary income produced from these investments as they reach maturity. Additionally, operating income remained positive for the period and was largely consistent with the 2021 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on form 10-K.

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

13.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt securities issued and outstanding as of June 30, 2022 and December 31, 2021:

	Issuer	Maturity	June 30, 2022	December 31, 2021
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	$445	$445
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	395	395
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	Voya Financial, Inc.	01/23/2048	345	345
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053(4)	Voya Financial, Inc.	05/15/2053	530	740
7.25% Voya Holdings Inc. debentures, due 2023(1)	Voya Holdings, Inc.	08/15/2023	140	140
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings, Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings, Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	3	3
Subtotal			2,386	2,596
Less: Current portion of long-term debt			1	1
Total			$2,385	$2,595
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.
(4) See the Junior Subordinated Notes section below.

As of June 30, 2022, the Company was in compliance with its debt covenants.

Aetna Notes

As of June 30, 2022, the outstanding principal amount of the Aetna Notes was $358, which is guaranteed by ING Group. As of June 30, 2022, the Company provided $363 of collateral benefiting ING Group, comprised of a deposit of $200 to a control account with a third-party collateral agent and $163 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Junior Subordinated Notes

During the six months ended June 30, 2022, the Company repurchased $214 par value of its 5.65% Fixed-to-Floating Rate Junior Subordinated Note, due 2053, on the open market, resulting in loss on debt extinguishment of $4, which is included in Interest expense on the Condensed Consolidated Statements of Operations.

Senior Unsecured Credit Facility Agreement

As of June 30, 2022, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 of committed capacity for issuing letters of credit and the full $500 may be utilized for direct borrowings. As of June 30, 2022, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $6,150, which may increase upon any future equity issuances by the Company.

14.    Commitments and Contingencies

Leases

During the six months ended June 30, 2022, the Company recorded an impairment of $3 on its right-of-use asset associated with leased office space, which is included in Operating expenses in the Condensed Consolidated Statements of Operations. There was no impairment on the Company's right-of-use asset associated with leased office space during the three months ended June 30, 2022.

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

As of June 30, 2022, the Company had off-balance sheet commitments to acquire mortgage loans of $200 and purchase limited partnerships and private placement investments of $1,094, of which $393 related to consolidated investment entities.

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

	June 30, 2022	December 31, 2021
Fixed maturity collateral pledged to FHLB (1)	$1,990	$1,881
FHLB restricted stock(2)	75	78
Other fixed maturities-state deposits	43	46
Cash and cash equivalents	35	31
Securities pledged(3)	1,183	1,198
Total restricted assets	$3,326	$3,234
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $913 and $969 as of June 30, 2022 and December 31, 2021, respectively. In addition, as of June 30, 2022 and December 31, 2021, the Company delivered securities as collateral of $162 and $124 and repurchase agreements of $108 and $105, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2022 and December 31, 2021, the Company had $1,462 and $1,461 respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, assets with a market value of approximately $1,990 and $1,881, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25.

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

As of June 30, 2022, approximately $136 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $314 and $317 as of June 30, 2022 and December 31, 2021, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if Voya remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 8 and 7 CLOs as of June 30, 2022 and December 31, 2021, respectively. The one additional CLO was consolidated during the first half of 2022 with impacts reflected within the Cash and cash equivalents and CLO notes, at fair value using the fair value option within the CIE sections of the Company's Condensed Consolidated Balance Sheet. There was no impact to the Company's Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2022.

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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 11 funds, which were structured as partnerships, as of June 30, 2022 and December 31, 2021.

The noncontrolling interest related to these partnerships increased from $1,568 at December 31, 2021 to $1,697 at June 30, 2022. Changes in market value, contributions and distributions related to these investments in partnerships directly impact the noncontrolling interest component of Shareholders' Equity on the Company's Condensed Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by favorable market appreciation in limited partnership investments, adjusted for contributions and distributions. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	June 30, 2022	December 31, 2021
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$85	$171
Corporate loans, at fair value using the fair value option	1,122	1,111
Limited partnerships/corporations, at fair value	2,943	2,469
Other assets	15	28
Total VIE assets	4,165	3,779
Total assets of consolidated investment entities	$4,165	$3,779

Liabilities and Shareholders' Equity of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$1,019	$880
Other liabilities	1,135	1,013
Total VIE liabilities	2,154	1,893
Total liabilities of consolidated investment entities	2,154	1,893

Noncontrolling interest	1,697	1,568
Total VIE shareholders' equity	1,697	1,568
Total liabilities and shareholders' equity of consolidated investment entities	$3,851	$3,461

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2023 and 2030, paying interest at LIBOR, SOFR, EURIBOR or PRIME plus a spread of up to 10.0%. As of June 30, 2022 and December 31, 2021, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $55 and $8, respectively. Less than 1.0% of the collateral assets were in default as of June 30, 2022 and December 31, 2021.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 8.8% for the more subordinated tranches. CLO notes mature in 2026 and 2034, and have a weighted average maturity of 12 years as of June 30, 2022. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2022 and December 31, 2021, certain private equity funds maintained term loans and revolving lines of credit of $1,204 and $1,214, respectively. The term loans mature in three to five years, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at LIBOR/EURIBOR plus 150 - 215 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of June 30, 2022 and December 31, 2021, outstanding borrowings amount to $1,048 and $697, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of June 30, 2022:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$85	$—	$—	$—	$85
Corporate loans, at fair value using the fair value option	—	1,122	—	—	1,122
Limited partnerships/corporations, at fair value	—	—	—	2,943	2,943
Total assets, at fair value	$85	$1,122	$—	$2,943	$4,150
Liabilities
CLO notes, at fair value using the fair value option	$—	$1,019	$—	$—	$1,019
Total liabilities, at fair value	$—	$1,019	$—	$—	$1,019

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2021:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$171	$—	$—	$—	$171
Corporate loans, at fair value using the fair value option	—	1,111	—	—	1,111
Limited partnerships/corporations, at fair value	—	—	—	2,469	2,469
Total assets, at fair value	$171	$1,111	$—	$2,469	$3,751
Liabilities
CLO notes, at fair value using the fair value option	$—	$880	$—	$—	$880
Total liabilities, at fair value	$—	$880	$—	$—	$880

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and six months ended June 30, 2022 and 2021, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

During the three and six months ended June 30, 2022 and 2021, the Company had no deconsolidations.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of June 30, 2022 and December 31, 2021, the Company held $358 and $415 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

LPs

As of June 30, 2022 and December 31, 2021, the Company held $1,848 and $1,739 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

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

16.     Restructuring

Organizational Restructuring

Pursuant to the Company executing the Resolution MTA and the Individual Life Transaction, the Company sold five of its legal subsidiaries, SLD, SLDI, RRII, MUL and VAE to Resolution Life US, which is an insurance holding company newly formed by RLGH, a Bermuda-based limited partnership. The Company also executed an agreement with Cetera on June 9, 2021, where Cetera acquired the independent financial planning channel of VFA. Additionally, the Company transferred or ceased usage of a substantial number of administrative systems and is undertaking restructuring efforts to reduce stranded expenses associated with its Individual Life business and independent financial planning channel as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly and indirectly related to these dispositions beyond the second quarter of 2022, of $20 to $40 in addition to the $91 incurred during 2021 and $19 incurred for the six months ended June 30, 2022.

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

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Amounts Incurred to Date(1)
	2022	2021	2022	2021
Severance benefits	$2	$9	$2	$13	$86
Organizational transition costs	6	32	17	39	409
Total restructuring expenses	$8	$41	$19	$52	$495
Continuing operations	$8	$41	$19	$52	$430
Discontinued operations	$—	$—	$—	$—	$65
(1) Includes expenses incurred during 2017-2022.

The following table presents the accrued liability associated with Organizational Restructuring expenses as of June 30, 2022:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2022	$30	$22	$52
Provision	2	17	19
Payments	(6)	(30)	(36)
Accrued liability as of June 30, 2022	$26	$9	$35
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

On March 15, 2021, the Company announced several updates to our operating model and leadership team. In conjunction with those updates, the Retirement and Employee Benefits segments were renamed to Wealth Solutions and Health Solutions, respectively. The Company will continue to provide its principal products and services through three segments: Wealth Solutions, Health Solutions and Investment Management.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) from continuing operations before income taxes	$153	$1,028	$244	$2,066
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	(52)	29	(139)	67
Net guaranteed benefit gains (losses) and related charges and adjustments	3	(5)	(19)	5
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(50)	247	(97)	971
Income (loss) attributable to noncontrolling interest	75	447	118	447
Income (loss) related to early extinguishment of debt	1	—	(4)	(10)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	—	4	—
Dividend payments made to preferred shareholders	4	4	18	18
Other adjustments	(51)	(46)	(68)	(57)
Total adjustments to income (loss) from continuing operations	(70)	675	(188)	1,441

Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$186	$295	$391	$550
Health Solutions	47	63	68	100
Investment Management	40	66	79	118
Corporate	(49)	(71)	(107)	(142)
Total	$223	$353	$431	$626

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

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$1,519	$2,503	$3,033	$546

Adjustments:
Net investment gains (losses) and related charges and adjustments	(60)	(71)	(157)	(39)
Gains (losses) on change in fair value of derivatives related to guaranteed benefits	3	(5)	(19)	5
Revenues related to businesses exited or to be exited through reinsurance or divestment	(58)	296	(104)	(3,413)
Revenues attributable to noncontrolling interest	93	464	142	470
Other adjustments	8	205	36	315
Total adjustments to revenues	$(14)	$889	$(102)	$(2,663)

Adjusted operating revenues by segment:
Wealth Solutions	$706	$807	$1,460	$1,589
Health Solutions	640	591	1,287	1,190
Investment Management	171	193	349	382
Corporate	17	24	39	48
Total	$1,534	$1,614	$3,135	$3,209

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Management intersegment revenues	$23	$22	$45	$45

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	June 30, 2022	December 31, 2021
Wealth Solutions	$115,202	$137,544
Health Solutions	2,901	3,002
Investment Management	970	1,226
Corporate	24,595	26,025
Total assets, before consolidation(1)	143,668	167,797
Consolidation of investment entities	3,852	3,465
Total assets	$147,520	$171,262
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

The following discussion and analysis presents a review of our consolidated results of operations for the three and six months ended June 30, 2022 and 2021 and financial condition as of June 30, 2022 and December 31, 2021. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report on Form 10-K").

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See the Note Concerning Forward-Looking Statements.

Overview

We provide our principal products and services through three segments: Wealth Solutions, Health Solutions and Investment Management. Corporate includes activities not directly related to our segments and certain run-off activities that are not meaningful to our business strategy.

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

On July 25, 2022, the Company completed a series of transactions pursuant to a Combination Agreement dated June 13, 2022 (the “Agreement”) with Voya Investment Management LLC, a Delaware limited liability company and our indirect subsidiary (“Voya IM”), Allianz SE, a stock corporation organized and existing under the laws of the European Union and the Federal Republic of Germany (“Allianz”), Allianz Global Investors U.S. LLC, a Delaware limited liability company and an indirect subsidiary of Allianz (“AGI U.S.”), and VIM Holdings LLC, a newly formed Delaware limited liability company (“Newco”), pursuant to which the parties combined Voya IM with assets and teams comprising specified transferred strategies managed by AGI U.S. For further details, refer to the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

On August 1, 2022, Voya Investment Management Alternative Assets, LLC (“VIMAA”), one of our indirect subsidiaries, entered into a sales and purchase agreement (“SPA”) with Czech Management GP, LLC, a Delaware limited liability company, Czech Holdings, LLC, a Delaware limited liability company whereby VIMAA will acquire all of the issued and outstanding equity interests of Czech Asset Management, L.P., a Delaware limited partnership, a private credit asset manager dedicated to the U.S. middle market. The acquisition, which is expected to close for cash consideration in the fourth quarter of 2022, will expand VIMAA’s private and leveraged credit business and is subject to conditions as defined in the SPA.

Discontinued Operations

The Individual Life Transaction

On January 4, 2021, we completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019, with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired Security Life of Denver Company ("SLD"), Security Life of Denver International Limited ("SLDI") and Roaring River II, Inc. ("RRII") including several subsidiaries of SLD. We determined that the entities disposed of met the criteria to be classified as discontinued operations and that the sale represented a strategic shift that had a major effect on the Company’s operations. Income (loss) from discontinued operations, net of tax, for the six months ended June 30, 2021 included a reduction to loss on sale, net of tax of $8 associated with the transaction. For more information related to this transaction, refer to the Discontinued Operations Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on form 10-K.

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

Effect on Voya Financial - Financial Condition, Capital and Liquidity

Because both public health and economic circumstances are changing so rapidly at present, it is impossible to predict how COVID-19 will affect Voya Financial’s future financial condition. Absent a further significant and prolonged market shock, however, we do not anticipate a material effect on our balance sheet, statutory capital, or liquidity. Our capital levels remain strong and significantly above our targets. As of June 30, 2022, our estimated combined RBC ratio, with adjustments for certain intercompany transactions, was 426%, above our 375% target.

During the six months ended June 30, 2022, we completed repurchases of approximately $700 million of our common shares, including initial delivery of shares on a share repurchase agreement entered into with a third-party financial institution that will settle no later than the end of the third quarter 2022. We do not anticipate any reduction in our common shareholder dividend and continue to monitor the dividends-paying capacity of our insurance subsidiaries. We have distributed $1.2 billion in 2022 from our insurance subsidiaries.

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

Investment Management

The lingering effects of COVID-19 combined with geopolitical uncertainty are driving higher inflation resulting in equity market volatility and higher interest rates. In Investment Management, this has resulted in lower AUM levels in both equity and fixed income assets with a corresponding reduction of fee-based margin. While investment capital has been revaluated higher over the last year, lingering economic uncertainty could result in investment capital results declining materially. The higher outflows seen with our retail business at the outset of the pandemic subsided in the prior year however retail outflows have increased in recent quarters due to market impacts. The pandemic has made generating new business leads more challenging, resulting in a reduction in sales meetings and activities that could drive a lower level of sales activity during the year. If the pandemic persists and the economy fails to grow, or declines from current levels, asset values could be negatively impacted resulting in lower management fee revenue and/or investment capital returns.

Interest Rate Environment

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•Our general account investment portfolio, which was approximately $40.5 billion as of June 30, 2022, consists predominantly of fixed income investments. In prior years during the prolonged low interest rate environment, the yield we earned on new investments has been lower than the yields earned on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2022 will earn an average yield near the prevailing portfolio yield. However, heightened market volatility implies greater uncertainly around the path of interest rates and the outlook for new money investments going forward. New purchase yields at current market levels would be near the yield of maturing assets. If interest rates were to continue to rise, we expect the yield on our new money investments would also rise and exceed the yield of maturing assets. In addition, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.
•We actively manage our investment portfolio and offer competitive product rates in the market. Several of our products pay guaranteed minimum rates such as fixed accounts and a portion of the stable value accounts included within defined contribution retirement plans. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. In addition, we expect more policyholders to hold policies (lower lapses) with comparatively high guaranteed rates longer in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio will positively impact earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect policyholders may be less likely to hold policies (higher lapses) with existing guarantees as interest rates rise.

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

Restructuring

Organizational Restructuring

Pursuant to the Company executing the Resolution MTA and the Individual Life Transaction, the Company sold five of its legal subsidiaries, SLD, SLDI, RRII, MUL and VAE to Resolution Life US, which is an insurance holding company newly formed by RLGH, a Bermuda-based limited partnership. The Company also executed an agreement with Cetera on June 9, 2021, where Cetera acquired the independent financial planning channel of VFA. Additionally, the Company transferred or ceased usage of a substantial number of administrative systems and is undertaking restructuring efforts to reduce stranded expenses associated with its Individual Life business and independent financial planning channel as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly and indirectly related to these dispositions beyond the second quarter of 2022, of $20 to $40 in addition to the $91 incurred during 2021 and $19 incurred for the six months ended June 30, 2022.

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

Environmental
We work to minimize our environmental impact while engaging our various stakeholders on climate-related topics. In particular, through the reduction of waste consumption and greenhouse gas emissions, the reduction of energy use, and the purchase of renewable energy certificates and offsets to compensate for energy consumption.

Social
We focus on workplace diversity, talent development and retention, including through fostering a safe and supportive workplace. We have prioritized increasing our diverse representation across all employee levels, as well as continuing to sustain the gender and racial parity of our workforce.

Governance
Our Board of directors consists of our Chairman and CEO and our CEO-Elect, together with 9 independent directors, including a lead independent director, each of whom is elected annually. Our Board also represents a diverse array of tenures, experiences and backgrounds, including gender parity.

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

AUM and AUA

The following table presents AUM and AUA as of the dates indicated:

	As of June 30,
($ in millions)	2022	2021
AUM and AUA:
Wealth Solutions	$466,139	$527,835
Health Solutions	1,996	1,905
Investment Management	289,710	315,331
Eliminations/Other	(113,475)	(123,906)
Total AUM and AUA(1)	$644,370	$721,165

AUM	350,242	386,696
AUA	294,129	334,469
Total AUM and AUA(1)	$644,370	$721,165
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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2022	2021	Change	2022	2021	Change
Revenues:
Net investment income	$581	$656	$(75)	$1,211	$1,370	$(159)
Fee income	411	436	(25)	844	894	(50)
Premiums	595	516	79	1,208	(4,471)	5,679
Net gains (losses)	(227)	(37)	(190)	(512)	1,705	(2,217)
Other revenue	44	374	(330)	84	484	(400)
Income (loss) related to consolidated investment entities	115	558	(443)	198	564	(366)
Total revenues	1,519	2,503	(984)	3,033	546	2,487
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	643	686	(43)	1,308	(3,504)	4,812
Operating expenses	605	706	(101)	1,237	1,308	(71)
Net amortization of Deferred policy acquisition costs and Value of business acquired (1)	67	26	41	147	565	(418)
Interest expense	33	39	(6)	73	88	(15)
Operating expenses related to consolidated investment entities	18	18	—	24	23	1
Total benefits and expenses	1,366	1,475	(109)	2,789	(1,520)	4,309
Income (loss) from continuing operations before income taxes	153	1,028	(875)	244	2,066	(1,822)
Income tax expense (benefit)	10	112	(102)	17	64	(47)
Income (loss) from continuing operations	143	916	(773)	227	2,002	(1,775)
Income (loss) from discontinued operations, net of tax	—	(6)	6	—	8	(8)
Net Income (loss)	143	910	(767)	227	2,010	(1,783)
Less: Net income (loss) attributable to noncontrolling interest	75	447	(372)	118	447	(329)
Less: Preferred stock dividends	4	4	—	18	18	—
Net income (loss) available to our common shareholders	$64	$459	$(395)	$91	$1,545	$(1,454)
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

Consolidated - Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Total Revenues

Total revenues decreased $984 million from $2,503 million to $1,519 million. The following items contributed to the overall decrease.

Net investment income decreased $75 million from $656 million to $581 million primarily due to:

•lower alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance.

Fee income decreased $25 million from $436 million to $411 million primarily due to:

•lower fee income in Wealth Solutions driven by a lower earned rate.

Premiums increased $79 million from $516 million to $595 million primarily due to:

•higher premiums driven by growth across all blocks of business in Health Solutions.

Net gains (losses) increased $190 million from a loss of $37 million to a loss of $227 million primarily due to:

•a gain driven by the sale of our stake in a limited partnership interest in the prior period;
•losses from market value changes associated with our reinsured businesses, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders;
•a favorable change in the allowance for losses on commercial mortgage loans in the prior period; and
•higher unfavorable mark-to-market adjustments on securities subject to fair value option accounting due to interest rate movements.

The increase was partially offset by:

•a favorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements.

Other revenue decreased $330 million from $374 million to $44 million primarily due to:

•a net gain in the prior period related to the sale of the independent financial planning channel of VFA;
•lower revenues driven by the sale of the independent financial planning channel of VFA during the prior period; and
•lower revenue resulting from transition services agreements.

Income (loss) related to consolidated investment entities decreased $443 million from $558 million to $115 million primarily due to:

•equity market impacts to limited partnership valuations and updating the methodology used in calculating non-controlling interest accruals in the first quarter.

The decrease was partially offset by:

•increase in investments in limited partnerships.

Total Benefits and Expenses

Total benefits and expenses decreased $109 million from $1,475 million to $1,366 million. The following items contributed to the overall decrease.

Interest credited and other benefits to contract owners/policyholders decreased $43 million from $686 million to $643 million primarily due to:

•market value impacts and changes in the reinsurance deposit assets associated with our reinsured businesses, which are fully offset by a corresponding amount in Net gains (losses).

The decrease was partially offset by:

•higher claims in Group Life, primarily related to non-COVID-19 claims, and growth in Stop Loss and Voluntary blocks of business, partially offset by other reserve adjustments in Health Solutions; and
•a litigation reserve within our Businesses exited in the current period.

Operating expenses decreased $101 million from $706 million to $605 million primarily due to:

•lower expenses driven by the sale of the independent financial planning channel of VFA;
•lower restructuring and other non-operating charges in the current period;
•lower incentive compensation in Corporate due to stronger performance in the prior period;
•lower stranded costs in the current period related to the Individual Life Transaction due to increased benefits from cost savings; and
•lower compensation related expenses in our Investment Management segment primarily due to higher earnings in the prior period.

The decrease was partially offset by:

•an impairment to the fair value of a wholly owned office building. See the Business, Basis of Presentation and Significant Accounting Policies Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description;
•an increase in growth-based expenses across the business; and
•an unfavorable change in quarterly pension costs.

Net amortization of DAC/VOBA increased $41 million from $26 million to $67 million primarily due to:

•unfavorable unlocking in business exited driven by interest rate movements; and
•an unfavorable change in unlocking in Wealth Solutions primarily driven by separate account market performance in the current period.

The increase was partially offset by:

•lower amortization related to our businesses exited..

Interest expense decreased $6 million from $39 million to $33 million primarily due to:

•lower interest expense as a result of cumulative debt extinguishment; and
•income related to debt extinguished at a discount during the current period.

Income Tax Expense

Income tax expense decreased $102 million from $112 million to $10 million primarily due to:

•a decrease in income before income taxes.

The decrease was partially offset by:

•a decrease in noncontrolling interest; and
•a decrease in the dividends received deduction ("DRD").

Loss from Discontinued Operations, net of Tax

Income (loss) from discontinued operations, net of tax decreased $6 million from $6 million to $0 million primarily due to:

•a favorable adjustment to the Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the prior period that did not recur in the current period.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

For additional information on the reconciliation adjustments listed below, see the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) and related charges and adjustments changed $81 million from a gain of $29 million to a loss of $52 million primarily due to:
•a gain driven by the sale of our stake in a limited partnership interest in the prior period;
•a favorable change in the allowance for losses on commercial mortgage loans in the prior period; and
•higher unfavorable mark-to-market adjustments on securities subject to fair value option accounting due to interest rate movements.

The change was partially offset by:

•favorable changes in derivative valuations due to interest rate movements.

Net guaranteed benefit gains (losses) and related charges and adjustments changed $8 million from a loss of $5 million to a gain of $3 million primarily due to:

•favorable changes in derivative valuations due to interest rate movements.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment changed $297 million from a gain of $247 million to a loss of $50 million primarily due to:

•A gain in the prior period related to the sale of the independent financial planning channel of VFA net of transaction-related costs to sell;
•unfavorable unlocking in business exited driven by interest rate movements; and
•a litigation reserve in the current period.

The change was partially offset by:

•lower amortization related to our businesses exited.

Income (loss) related to early extinguishment of debt increased $1 million from $0 million to income of $1 million primarily due to:

•debt extinguished at a discount during the current period.

Other adjustments to operating earnings increased $5 million from a loss of $46 million to a loss of $51 million primarily due to:
•an impairment to the fair value of a wholly owned office building.

The increase was partially offset by:

•higher costs recorded in the prior period related to restructuring. See the Restructuring Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Consolidated - Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Total Revenues

Total revenues increased $2,487 million from $546 million to $3,033 million. The following items contributed to the overall increase.

Total Revenues

Net investment income decreased $159 million from $1,370 million to $1,211 million primarily due to:

•lower alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance; and
•lower investment income on fixed maturity securities as yields on new investments are lower than the yields earned on the involuntary asset turnover.

Fee income decreased $50 million from $894 million to $844 million primarily due to:

•lower fee income in Wealth Solutions driven by a lower earned rate; and
•amortization of unearned revenue in the prior period driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction.

The decrease was partially offset by:

•an increase in average separate account, institutional/mutual fund and external client AUM in Wealth Solutions and Investment Management driven by higher average equity markets and positive net flows.

Premiums increased $5,679 million from $(4,471) million to $1,208 million primarily due to:

•the close of the Individual Life Transaction in the prior period, at which point RLI, VRIAC, and RLNY ceded substantially all of their Individual Life and Non-Wealth Solution Annuities businesses to SLD, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders; and
•higher premiums driven by growth across all blocks of business in our Health Solutions segment.

Net gains (losses) changed $2,217 million from a gain of $1,705 million to a loss of $512 million primarily due to:

•higher realized gains in the prior period due to the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction;
•a gain driven by the sale of our stake in a limited partnership interest in the prior period;
•losses from market value changes associated with our reinsured businesses, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders;
•higher impairments primarily related to CECL in the current period and a favorable change in the allowance for losses on commercial mortgage loans in the prior period;
•higher unfavorable mark-to-market adjustments on securities subject to fair value option accounting due to interest rate movements; and
•an unfavorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements.

Other revenue decreased $400 million from $484 million to $84 million primarily due to:

•a net gain in the prior period related to the sale of the independent financial planning channel of VFA;
•lower revenues driven by the sale of the independent financial planning channel of VFA during the prior period; and
•lower revenue resulting from transition services agreements.

Income (loss) related to consolidated investment entities decreased $366 million from $564 million to $198 million primarily due to:

•equity market impacts to limited partnership valuations.

The decrease was partially offset by:

•increase in investments in limited partnerships.

Total Benefits and Expenses

Total benefits and expenses increased $4,309 million from $(1,520) million to $2,789 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $4,812 million from $(3,504) million to $1,308 million primarily due to:

•the close of the Individual Life Transaction in the prior period, at which point, RLI, VRIAC, and RLNY ceded substantially all of their Individual Life and Non-Wealth Solutions Annuities businesses to SLD, which are fully offset by a corresponding amount in Premiums;
•higher claims in Group Life, primarily related to non-COVID-19 claims, and growth in Stop Loss and Voluntary blocks of business, partially offset by a lower Voluntary loss ratio and other reserve adjustments in Health Solutions; and
•a litigation reserve in the current period

The increase was partially offset by:

•amortization and loss recognition in the prior period driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction as well as other activities associated with the close which did not repeat; and
•market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which are fully offset by a corresponding amount in Net realized capital gains (losses).

Operating expenses decreased $71 million from $1,308 million to $1,237 million primarily due to:

•lower expenses driven by the sale of the independent financial planning channel of VFA;
•lower incentive compensation in Corporate due to stronger performance in the prior period;
•lower restructuring and other non-operating charges in the current period;
•lower stranded costs in the current period related to the Individual Life Transaction due to increased benefits from cost savings;
•lower compensation related expenses in our Investment Management segment primarily due to higher earnings in the prior period; and
•a favorable true-up to the fourth quarter 2021 pension actuarial gain in the current period.

The decrease was partially offset by:

•a ceding commission paid in the prior period as part of the close of the Individual Life Transaction at which point RLI, VRIAC and RLNY ceded substantially all of the Individual Life and Non-Wealth Solution Annuities businesses to SLD;
•an impairment to the fair value of a wholly owned office building. See the Business, Basis of Presentation and Significant Accounting Policies Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description;
•an increase in growth-based expenses across the business; and
•an unfavorable change in quarterly pension costs.

Net amortization of DAC/VOBA decreased $418 million from $565 million to $147 million primarily due to:

•amortization and loss recognition in the prior period driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the close of the Individual Life Transaction; and
•lower amortization related to our businesses exited.

The decrease was partially offset by:

•unfavorable unlocking in business exited driven by interest rate movements; and
•an unfavorable change in unlocking in Wealth Solutions primarily driven by separate account market performance in the current period.

Interest expense decreased $15 million from $88 million to $73 million primarily due to:

•lower interest expense as a result of cumulative debt extinguishment; and
•lower loss related to early extinguishment of debt in the current period compared to the prior period.

Income Tax Expense

Income tax expense decreased $47 million from $64 million to $17 million primarily due to:

•a decrease in income before income taxes.

The decrease was partially offset by:

•the release of a stranded tax benefit in Other Comprehensive Income in 2021 that did not reoccur in 2022;
•a decrease in noncontrolling interest; and
•a decrease in the DRD.

Loss from Discontinued Operations, net of Tax

Income (loss) from discontinued operations, net of tax decreased $8 million from $8 million to $0 million primarily due to:

•unfavorable adjustments to the Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the prior period that did not recur in the current period.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

For additional information on the reconciliation adjustments listed below, see the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) and related charges and adjustments changed $206 million from a gain of $67 million to a loss of $139 million primarily due to:

•a gain driven by the sale of our stake in a limited partnership interest in the prior period;
•higher impairments primarily related to CECL in the current period and a favorable change in the allowance for losses on commercial mortgage loans in the prior year; and
•higher unfavorable mark-to-market adjustments on securities subject to fair value option accounting due to interest rate movements.

The change was partially offset by:

•favorable changes in derivative valuations due to interest rate movements.

Net guaranteed benefit gains (losses) and related charges and adjustments changed $24 million from a gain of $5 million to a loss of $19 million primarily due to:

•unfavorable changes in derivatives valuations due to interest rate movements.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment changed $1,068 million from a gain of $971 million to a loss of $97 million primarily due to:

•the close of the Individual Life Transaction in the prior period at which point the transfer of assets to a comfort trust pursuant to the reinsurance agreements resulted in realized gains which were partially offset by intangibles amortization, loss recognition and other activities which did not repeat;
•a gain in the prior period related to the sale of the independent financial planning channel of VFA net of transaction-related costs to sell;
•unfavorable unlocking in business exited driven by interest rate movements; and
•a litigation reserve in the current period.

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

Income (loss) related to early extinguishment of debt decreased $6 million from a loss of $10 million to a loss of $4 million primarily due to :

•lower premium paid to extinguish debt in the current period compared to the prior period.

Other adjustments to operating earnings increased $11 million from a loss of $57 million to a loss of $68 million primarily due to:

•an impairment to the fair value of a wholly owned office building.

The increase was partially offset by:

•higher costs recorded in the prior period related to restructuring. See the Restructuring Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

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

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$446	$525	$931	$1,034
Fee income	239	262	495	514
Other revenue	21	20	34	41
Total adjusted operating revenues	706	807	1,460	1,589
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	222	223	441	440
Operating expenses	265	277	551	560
Net amortization of DAC/VOBA	33	12	77	41
Total operating benefits and expenses	520	512	1,069	1,040
Adjusted operating earnings before income taxes (1)	$186	$295	$391	$550
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following tables present Total Client Assets, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of June 30,
($ in millions)	2022	2021
Full Service	$158,956	$180,515
Recordkeeping	244,499	276,829
Total Defined Contribution	403,454	457,343
Investment-only Stable Value	39,622	41,901
Retail Client and Other Assets	23,063	28,591
Total Client Assets	$466,139	$527,835

	As of June 30,
($ in millions)	2022	2021
Fee-based	$369,705	$424,664
Spread-based	34,220	33,212
Investment-only Stable Value	39,622	41,901
Retail Client Assets	22,592	28,058
Total Client Assets	$466,139	$527,835

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Wealth Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Full Service - Corporate markets:
Deposits	$3,473	$3,157	$7,707	$7,299
Surrenders, benefits and product charges	(2,798)	(2,969)	(6,421)	(6,427)
Net flows	674	188	1,286	871
Full Service - Tax-exempt markets:
Deposits	1,540	1,457	2,961	3,490
Surrenders, benefits and product charges	(1,215)	(1,407)	(2,800)	(3,255)
Net flows	326	50	160	235
Total Full Service Net Flows	$1,000	$238	$1,446	$1,106

Recordkeeping and Stable Value:
Recordkeeping Net Flows	$224	$(755)	$(669)	$2,770
Investment-only Stable Value Net Flows	$549	$(502)	$1,694	$(658)

Wealth Solutions - Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Adjusted operating earnings before income taxes decreased $109 million from $295 million to $186 million primarily due to:

•lower alternative asset income;
•lower fee and other revenue primarily resulting from the sale of the Financial Planning Channel and a lower earned rate; and
•an unfavorable change in DAC unlocking primarily due to equity market performance in the current year.

The decrease was partially offset by:

•higher investment margin; and
•lower expenses primarily driven by the impact of the Financial Planning Channel sale, partially offset by business growth.

Wealth Solutions - Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Adjusted operating earnings before income taxes decreased $159 million from $550 million to $391 million primarily due to:

•lower alternative asset income;
•lower fee and other revenue resulting from the sale of the Financial Planning Channel and a lower earned rate, partially offset by higher average equity markets; and
•an unfavorable change in DAC unlocking primarily due to equity market performance in the current year.

The decrease was partially offset by:

•higher investment margin; and
•lower expenses primarily driven by the impact of the Financial Planning Channel sale, partially offset by business growth.

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$35	$42	$74	$77
Fee income	19	15	38	31
Premiums	588	535	1,178	1,085
Other revenue	(2)	(2)	(3)	(3)
Total adjusted operating revenues	640	591	1,287	1,190
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	445	403	921	841
Operating expenses	141	117	282	236
Net amortization of DAC/VOBA	8	6	16	13
Total operating benefits and expenses	594	527	1,219	1,090
Adjusted operating earnings before income taxes	$47	$63	$68	$100

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Sales by Product Line:
Group life and Disability	$14	$21	$100	$81
Stop loss	24	20	347	317
Total group products	38	41	447	398
Voluntary (1)	20	29	124	110
Total sales by product line	$58	$70	$570	$508

Total gross premiums and deposits	$671	$602	$1,330	$1,209

Group life and Disability	$811	$749	$811	$749
Stop loss	1,231	1,191	1,231	1,191
Voluntary (1)	681	550	681	550
Total annualized in-force premiums	$2,722	$2,490	$2,722	$2,490

Loss Ratios:
Group life (interest adjusted)	89.9%	88.2%	102.9%	94.5%
Stop loss	78.9%	78.2%	77.7%	76.9%
Total Loss Ratio (2)	73.1%	71.6%	73.1%	71.6%
(1) Includes Health Account Solutions products.
(2) Total Loss Ratio is presented on a trailing twelve month basis.

Health Solutions - Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Adjusted Operating earnings before income taxes decreased $16 million from $63 million to $47 million primarily due to:

•higher benefits incurred due to growth in business and non-COVID-19 Group Life impacts, partially offset by lower COVID-19 impacts and other reserve adjustments;
•higher distribution expenses, commissions and amortization of intangibles driven by business growth; and
•lower investment income primarily driven by lower alternative asset income.

The decrease was partially offset by:

•higher premiums and fees driven by growth across all three lines of business.

Health Solutions - Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Adjusted Operating earnings before income taxes decreased $32 million from $100 million to $68 million primarily due to:

•higher benefits incurred due to growth in business and non-COVID-19 Group Life impacts, partially offset by a lower Voluntary loss ratio and other reserve adjustments;
•higher distribution expenses, commissions and amortization of intangibles driven by business growth; and
•lower investment income primarily driven by alternative asset income.

The decrease was partially offset by:

•higher premiums and fees driven by growth across all three lines of business.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$5	$27	$16	$55
Fee income	160	163	325	321
Other revenue	6	3	8	6
Total adjusted operating revenues	171	193	349	382
Operating benefits and expenses:
Operating expenses	131	127	271	264
Total operating benefits and expenses	131	127	271	264
Adjusted operating earnings before income taxes	$40	$66	$79	$118

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Investment Management intersegment revenues	$23	$22	$45	$45

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of June 30,
($ in millions)	2022	2021
External clients:
Institutional(1)	$136,596	$138,005
Retail(1)	61,070	77,007
Total external clients	197,666	215,013
General account	38,686	38,425
Total AUM(1)	236,352	253,438
AUA(2)	53,359	61,893
Total AUM and AUA(1)(2)	$289,710	$315,331
(1) Includes assets associated with the divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net flows:
Institutional	$1,998	$440	$4,219	$312
Retail	(1,439)	(191)	(2,332)	(443)
Divested businesses	(525)	(710)	(1,193)	(1,505)
Total net flows	$34	$(461)	$694	$(1,636)

Investment Management - Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Adjusted operating earnings before income taxes decreased $26 million from $66 million to $40 million primarily due to:

•lower investment capital returns primarily driven by higher overall market performance in the prior year; and
•higher operating expenses primarily driven by growth, partially offset by lower variable compensation.

Investment Management - Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Adjusted operating earnings before income taxes decreased $39 million from $118 million to $79 million primarily due to:

•lower investment capital returns primarily driven by higher overall market performance in the prior year; and
•higher operating expenses primarily driven by growth, partially offset by lower variable compensation due to lower earnings.

The decrease was partially offset by:

•higher fee and other revenue primarily driven by higher average equity markets and positive net flows.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$—	$2	$1	$3
Other revenue	17	22	38	45
Total adjusted operating revenues	17	24	39	48
Operating benefits and expenses:
Operating expenses(1)	26	49	54	89
Interest expense(2)	40	45	92	101
Total operating benefits and expenses	66	95	146	190
Adjusted operating earnings before income taxes	$(49)	$(71)	$(107)	$(142)
(1) Primarily includes stranded costs related to the divested businesses, expenses from corporate activities, and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Adjusted operating earnings before income taxes improved $22 million from a loss of $71 million to a loss of $49 million primarily due to:

•lower incentive compensation expense in the current period driven by lower adjusted operating earnings before taxes;
•lower stranded costs related to the Individual Life transaction due to increased benefits from cost saving initiatives; and
•lower interest expense driven by cumulative debt extinguishments.

The improvement was partially offset by:

•lower pension benefit driven by pension plan asset de-risking; and
•lower revenue resulting from transition services agreements associated with the Individual Life Transaction due to exited agreements since the prior period.

Corporate - Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Adjusted operating earnings before income taxes improved $35 million from a loss of $142 million to a loss of $107 million primarily due to:

•lower incentive compensation expense in the current period driven by lower adjusted operating earnings before taxes;
•lower stranded costs related to the Individual Life transaction due to increased benefits from cost saving initiatives; and
•lower interest expense driven by cumulative debt extinguishments.

The improvement was partially offset by:

•lower pension benefit driven by pension plan asset de-risking; and
•lower revenue resulting from transition services agreements associated with the Individual Life Transaction due to exited agreements since the prior period.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included in segment Adjusted operating earnings before income taxes and the average level of assets in each segment. These alternative investments are carried at fair value, which is estimated based on the net asset value ("NAV") of these funds.

While investment income on these assets can be volatile, based on current plans, we expect to earn 9.0% on these assets over the long term.

The following table presents alternative investment income and average assets of alternative investments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Wealth Solutions:
Alternative investment income	$33	$122	$122	$229
Average alternative investment	1,634	1,366	1,584	1,246
Health Solutions:
Alternative investment income	3	14	12	22
Average alternative investment	162	152	166	119
Investment Management:
Alternative investment income	5	27	16	55
Average alternative investment	347	307	349	285

DAC/VOBA and Other Intangibles Unlocking

Changes in Adjusted operating earnings before income taxes and Net income (loss) are influenced by increases and decreases in amortization of DAC, VOBA, deferred sales inducements ("DSI"), and unearned revenue ("URR"), collectively, "DAC/VOBA and other intangibles". Unlocking, described below, related to DAC, VOBA, DSI and URR, as well as amortization of net cost of reinsurance, are referred to as "DAC/VOBA and other intangibles unlocking"."

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

The following table presents the amount of DAC/VOBA and other intangibles unlocking included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Wealth Solutions	$(4)	$18	$(20)	$21
Total DAC/VOBA and other intangibles unlocking	$(4)	$18	$(20)	$21

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

We estimate that our excess capital (which we define as the amount of capital and surplus in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of June 30, 2022, was approximately $0.7 billion.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Six Months Ended June 30,
($ in millions)	2022	2021
Beginning cash and cash equivalents balance	$202	$212
Sources:
Dividends and returns of capital from subsidiaries	1,176	1,435
Proceeds from Resolution sale	—	572
Amounts received from subsidiaries under tax sharing agreements, net	33	—
Sale of interest in wholly owned subsidiary	—	80
Settlement of amounts due from (to) subsidiaries and affiliates, net	36	—
Collateral received, net	—	11
Asset maturities and investment income, net	25	32
Derivatives, net	—	20
Other, net	21	33
Total sources	1,291	2,183
Uses:
Repurchase of Senior Notes	—	76
Premium paid and other fees related to debt extinguishment	1	9
Payment of interest expense	58	64
Capital provided to subsidiaries	—	40
Repayments of loans from subsidiaries, net of repayments (1)	60	671
Debt repurchase	214	—
New issuances of loans to subsidiaries, net of repayments	48	49
Amounts paid to subsidiaries under tax sharing agreements, net	—	275
Payment of income taxes, net	13	—
Common stock acquired - Share repurchase	750	392
Share-based compensation	39	41
Dividends paid on preferred stock	18	18
Dividends paid on common stock	41	40
Collateral delivered, net	6	—
Derivatives, net	39	—
Total uses	1,287	1,675
Net increase in cash and cash equivalents	4	508
Ending cash and cash equivalents balance	$206	$720
(1) Reflects netting of Intercompany receivable from subsidiaries of $18 million in Q2 of 2021
Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the six months ended June 30, 2022. As of June 30, 2022, we were authorized to repurchase shares up to an aggregate purchase price of $271 million.

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

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Six Months Ended June 30,
($ in millions)	2022	2021
Dividends paid on common shares	$41	$40
Repurchases of common shares (at cost)	700	753
Total	$741	$793

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

As of June 30, 2022, we had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt.

The following table summarizes our borrowing activities for the six months ended June 30, 2022:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Total long-term debt	$2,595	$—	$(214)	$4	$2,385

See the Financing Agreements and Shareholders’ Equity Notes to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details on changes in debt and equity during the year.

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our capitalization. The following table presents our leverage ratios for the periods indicated:

	June 30,	December 31,
($ in millions)	2022	2021
Financial Debt
Total financial debt	$2,386	$2,596
Other financial obligations(1)	282	300
Total financial obligations	2,668	2,896
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	4,867	5,541
Total shareholders' equity, excluding AOCI	5,479	6,153
AOCI	(963)	2,100
Total Voya Financial, Inc. shareholders' equity	4,516	8,253
Noncontrolling interest	1,697	1,568
Total shareholders' equity	$6,213	$9,821
Capital
Capitalization(3)	$6,902	$10,849
Adjusted capitalization(4)	$8,881	$12,717
Leverage Ratios
Debt-to-Capital(5)	34.6%	23.9%
Financial Leverage(6)	36.9%	27.6%
(1) Includes operating leases, capital leases, and unfunded pension plan after-tax.
(2) Includes preferred stock par value and additional paid-in-capital.
(3) Includes Total financial debt and Total Voya Financial, Inc. shareholders' equity.
(4) This measure is a Non-GAAP financial measure. Includes Total financial obligations and Total shareholders' equity.
(5) Total financial debt divided by Capitalization.
(6) This measure is a Non-GAAP financial measure. Total financial obligations and Preferred equity divided by Adjusted capitalization.

Our Financial Leverage Ratio increased 930 basis points from 27.6% at December 31, 2021 to 36.9% at June 30, 2022. This increase was primarily driven by a decrease in Adjusted capitalization, partially offset by debt extinguishment. The decrease in Adjusted capitalization was primarily due to a reduction in Accumulated other comprehensive income from the increase in interest rates and credit spreads and repurchases of common stock, partially offset by increases in Net income available to common shareholders and in Noncontrolling interest. For further details about the change in Noncontrolling interest, refer to the Consolidated and Nonconsolidated Investment Entities Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

The following table summarizes our credit facilities as of June 30, 2022:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	11/01/2024	$500	$—	$500
Voya Financial, Inc.	Other	Unsecured	Committed	04/07/2025	200	163	37
Total					$700	$163	$537

Total fees associated with the credit facilities were immaterial for the six months ended June 30, 2022 and 2021.

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

We did not recognize any asset or liability as of June 30, 2022 in relation to intercompany indemnifications, guarantees or support agreements. As of June 30, 2022, no guarantees existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of June 30, 2022, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.3 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of June 30, 2022, Voya Financial, Inc. had $71 million outstanding borrowings from subsidiaries and had loaned $171 million to its subsidiaries.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$48	$78	$809	$474
ReliaStar Life Insurance Company ("RLI") (MN)	—	—	329	358

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

Sensitivity

As of June 30, 2022 there have been no material changes to the sensitivities disclosed in Critical Accounting Judgements and Estimates in Part II. Item 7 of our Annual Report on Form 10-K.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2022		December 31, 2021
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$29,324	71.6%	$33,699	73.9%
Fixed maturities, at fair value option	2,159	5.3%	2,354	5.2%
Equity securities, at fair value	234	0.6%	240	0.5%
Short-term investments(1)	36	0.1%	97	0.2%
Mortgage loans on real estate	5,403	13.2%	5,612	12.3%
Policy loans	373	0.9%	392	0.9%
Limited partnerships/corporations	1,848	4.5%	1,739	3.8%
Derivatives	277	0.7%	171	0.4%
Other investments	76	0.2%	79	0.2%
Securities pledged	1,183	2.9%	1,198	2.6%
Total investments	$40,913	100.0%	$45,581	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	June 30, 2022
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$800	2.3%	$884	2.7%
U.S. Government agencies and authorities	58	0.2%	63	0.2%
State, municipalities and political subdivisions	993	2.9%	928	2.8%
U.S. corporate public securities	10,211	29.4%	9,541	29.2%
U.S. corporate private securities	4,993	14.4%	4,742	14.5%
Foreign corporate public securities and foreign governments(1)	3,356	9.7%	3,057	9.4%
Foreign corporate private securities(1)	3,391	9.8%	3,222	9.9%
Residential mortgage-backed securities	4,330	12.5%	4,183	12.8%
Commercial mortgage-backed securities	4,351	12.6%	4,042	12.4%
Other asset-backed securities	2,146	6.2%	2,004	6.1%
Total fixed maturities, including securities pledged	$34,629	100.0%	$32,666	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$764	2.2%	$1,003	2.7%
U.S. Government agencies and authorities	69	0.2%	81	0.2%
State, municipalities and political subdivisions	1,000	2.9%	1,111	3.0%
U.S. corporate public securities	10,402	30.5%	11,941	32.1%
U.S. corporate private securities	4,889	14.3%	5,325	14.3%
Foreign corporate public securities and foreign governments(1)	3,373	9.9%	3,723	10.0%
Foreign corporate private securities(1)	3,320	9.7%	3,501	9.4%
Residential mortgage-backed securities	4,183	12.3%	4,302	11.5%
Commercial mortgage-backed securities	4,032	11.8%	4,183	11.2%
Other asset-backed securities	2,069	6.2%	2,081	5.6%
Total fixed maturities, including securities pledged	$34,101	100.0%	$37,251	100.0%
(1)Primarily U.S. dollar denominated.
As of June 30, 2022, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$884	$—	$—	$—	$—	$—	$884
U.S. Government agencies and authorities	63	—	—	—	—	—	63
State, municipalities and political subdivisions	839	89	—	—	—	—	928
U.S. corporate public securities	3,215	5,960	322	22	9	13	9,541
U.S. corporate private securities	1,656	2,746	245	93	2	—	4,742
Foreign corporate public securities and foreign governments(1)	958	1,906	122	59	—	12	3,057
Foreign corporate private securities(1)	419	2,597	155	41	10	—	3,222
Residential mortgage-backed securities	3,980	128	29	23	11	12	4,183
Commercial mortgage-backed securities	3,357	544	102	38	1	—	4,042
Other asset-backed securities	1,636	323	7	10	8	20	2,004
Total fixed maturities	$17,007	$14,293	$982	$286	$41	$57	$32,666
% of Fair Value	52.0%	43.8%	3.0%	0.9%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,003	$—	$—	$—	$—	$—	$1,003
U.S. Government agencies and authorities	81	—	—	—	—	—	81
State, municipalities and political subdivisions	1,003	105	3	—	—	—	1,111
U.S. corporate public securities	4,112	7,341	406	63	19	—	11,941
U.S. corporate private securities	1,787	3,111	319	105	3	—	5,325
Foreign corporate public securities and foreign governments(1)	1,151	2,389	160	23	—	—	3,723
Foreign corporate private securities(1)	310	2,850	185	82	—	74	3,501
Residential mortgage-backed securities	4,227	37	1	2	17	18	4,302
Commercial mortgage-backed securities	3,553	487	114	29	—	—	4,183
Other asset-backed securities	1,685	330	10	13	30	13	2,081
Total fixed maturities	$18,912	$16,650	$1,198	$317	$69	$105	$37,251
% of Fair Value	50.8%	44.7%	3.2%	0.9%	0.2%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	June 30, 2022
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$884	$—	$—	$—	$—	$884
U.S. Government agencies and authorities	54	9	—	—	—	63
State, municipalities and political subdivisions	55	534	250	89	—	928
U.S. corporate public securities	33	549	2,909	5,629	421	9,541
U.S. corporate private securities	61	143	1,375	2,864	299	4,742
Foreign corporate public securities and foreign governments(1)	8	172	860	1,803	214	3,057
Foreign corporate private securities(1)	—	47	316	2,690	169	3,222
Residential mortgage-backed securities	2,873	462	305	215	328	4,183
Commercial mortgage-backed securities	1,464	414	909	1,121	134	4,042
Other asset-backed securities	197	420	1,006	318	63	2,004
Total fixed maturities	$5,629	$2,750	$7,930	$14,729	$1,628	$32,666
% of Fair Value	17.2%	8.4%	24.3%	45.1%	5.0%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,003	$—	$—	$—	$—	$1,003
U.S. Government agencies and authorities	70	—	11	—	—	81
State, municipalities and political subdivisions	55	623	326	104	3	1,111
U.S. corporate public securities	66	728	3,727	6,954	466	11,941
U.S. corporate private securities	68	91	1,520	3,314	332	5,325
Foreign corporate public securities and foreign governments(1)	8	229	1,045	2,233	208	3,723
Foreign corporate private securities(1)	—	48	259	2,938	256	3,501
Residential mortgage-backed securities	2,927	258	216	298	603	4,302
Commercial mortgage-backed securities	1,600	424	869	1,166	124	4,183
Other asset-backed securities	257	445	968	324	87	2,081
Total fixed maturities	$6,054	$2,846	$8,941	$17,331	$2,079	$37,251
% of Fair Value	16.3%	7.6%	24.0%	46.5%	5.6%	100.0%
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

Potential Credit Related COVID-19 Exposures

The following table presents our fixed maturities portfolio exposure to sectors that we believe may be particularly affected by the economic consequences of COVID-19:

($ in millions)	June 30, 2022
						NAIC Rating (%)
	Fair Value	Fair Value %	Unrealized Capital Gains/(Losses)	% Public	% Private	1	2	3	4-6
Energy	$1,832	5.7%	$(47)	69%	31%	20.0%	67.5%	7.4%	5.1%
Midstream	808	2.5%	(30)	67%	33%	12.8%	82.6%	3.0%	1.6%
Independent Energy	346	1.1%	(4)	68%	32%	22.0%	40.0%	16.9%	21.1%
Integrated Energy	355	1.1%	(5)	74%	26%	47.0%	42.5%	9.5%	1.0%
Refining	162	0.5%	(1)	90%	10%	—%	94.0%	6.0%	—%
Oil Field Services	161	0.5%	(7)	44%	56%	12.0%	80.7%	5.6%	1.7%
Metals	487	1.5%	(19)	65%	35%	9.0%	87.5%	3.3%	0.2%
Airlines/Aircraft Leasing	229	0.7%	(13)	73%	27%	26.4%	43.5%	13.0%	17.1%
Restaurants	274	0.8%	(27)	90%	10%	—%	94.3%	5.7%	—%
Airports	117	0.4%	(14)	38%	62%	26.1%	47.0%	26.9%	—%
Lodging	177	0.5%	(13)	93%	7%	83.2%	8.8%	8.0%	—%
Automotive	251	0.8%	(8)	37%	63%	20.9%	72.2%	5.6%	1.3%
Retailers	635	1.9%	(51)	89%	11%	48.0%	45.5%	3.9%	2.6%
COVID-19 Subtotal	4,002	12.3%	(192)	74%	26%	29.4%	61.0%	6.8%	2.8%
Remaining Portfolio	28,664	87.7%	(1,730)	76%	24%	55.8%	40.9%	2.4%	0.9%
Grand Total	$32,666	100.0%	$(1,922)	75%	25%	51.9%	43.8%	3.0%	1.3%

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

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $2,301 million from $149 million to $2,450 million for the six months ended June 30, 2022. The large increase in unrealized losses was driven by materially higher interest rates across the yield curve and moderately wider credit spreads. See section "Overview - Trends and Uncertainties" in this Management’s Discussion and Analysis.

As of June 30, 2022 and December 31, 2021, we held three fixed maturities and one fixed maturity with unrealized capital loss in excess of $10 million, respectively. As of June 30, 2022 and December 31, 2021, the unrealized capital losses on these fixed maturities equaled $34 million or 1.4% and $12 million or 7.9% of the total unrealized losses, respectively.

As of June 30, 2022, we held $1.8 billion of energy sector fixed maturity securities, constituting 5.6% of the total fixed maturities portfolio, with gross unrealized capital losses of $113 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturity securities equaled $11 million. As of June 30, 2022, our fixed maturity exposure to the energy sector is comprised of 87.6% investment grade securities.

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

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	June 30, 2022			December 31, 2021
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,503	$2,517	92.8%	$2,621	$2,700	97.4%
2	129	123	4.5%	34	35	1.3%
3	30	29	1.1%	—	—	—%
4	22	21	0.8%	—	—	—%
5	6	11	0.4%	9	16	0.6%
6	10	12	0.4%	15	18	0.7%
Total	$2,700	$2,713	100.0%	$2,679	$2,769	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	June 30, 2022			December 31, 2021
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$14,169	$157	$299	$9,770	$80	$146

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	June 30, 2022			December 31, 2021
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$73	$95	3.5%	$85	$127	4.6%
Interest Only (IO)	697	697	25.7%	459	460	16.6%
Inverse IO	768	777	28.6%	1,072	1,107	40.0%
Principal Only (PO)	88	91	3.4%	110	116	4.2%
Floater	6	6	0.2%	7	7	0.3%
Agency Credit Risk Transfer	1,009	990	36.5%	910	915	33.0%
Other	59	57	2.1%	36	37	1.3%
Total	$2,700	$2,713	100.0%	$2,679	$2,769	100.0%

During the six months ended June 30, 2022, the market value of our CMO-B securities portfolio was modestly lower on a combination of transactional activity and offsetting valuation movements among tranche types.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Net investment income (loss)	$136	$151	$271	$314
Net gains (losses)(1)	(140)	(189)	(267)	(339)
Income (loss) from continuing operations before income taxes	$(4)	$(38)	$4	$(25)
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Income (loss) from operations before income taxes	$(4)	$(38)	$4	$(25)
Realized gains (losses) including impairment	1	—	6	(27)
Fair value adjustments	57	81	89	136
Total adjustments to income (loss) from operations	58	81	95	109
Adjusted operating earnings before income taxes	$54	$43	$99	$84

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	June 30, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,806	$32	$26	$2	$1,814
Prime Non-Agency	2,438	14	178	1	2,275
Alt-A	72	6	1	3	80
Sub-Prime(1)	34	2	1	—	35
Total RMBS	$4,350	$54	$206	$6	$4,204
(1) Includes subprime other asset backed securities.

	December 31, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,937	$88	$8	$5	$2,022
Prime Non-Agency	2,146	42	22	1	2,167
Alt-A	84	8	1	6	97
Sub-Prime(1)	38	4	—	—	42
Total RMBS	$4,205	$142	$31	$12	$4,328
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of the dates indicated:

	June 30, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2015 and prior	$734	$707	$190	$185	$234	$226	$198	$188	$82	$77	$1,438	$1,383
2016	50	45	20	19	32	30	49	44	—	—	151	138
2017	84	75	20	19	71	65	72	64	34	33	281	256
2018	109	103	20	19	90	84	40	37	18	17	277	260
2019	170	165	36	35	130	120	299	262	8	7	643	589
2020	90	86	32	29	75	66	152	133	—	—	349	314
2021	239	202	86	81	212	195	318	291	—	—	855	769
2022	90	81	29	27	129	123	109	102	—	—	357	333
Total CMBS	$1,566	$1,464	$433	$414	$973	$909	$1,237	$1,121	$142	$134	$4,351	$4,042

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2015 and prior	$729	$809	$194	$200	$233	$241	$212	$213	$80	$79	$1,448	$1,542
2016	50	55	20	21	28	30	49	49	—	—	147	155
2017	85	91	23	23	66	67	69	71	33	34	276	286
2018	99	108	20	21	94	97	58	59	3	3	274	288
2019	184	203	36	36	139	141	296	297	8	8	663	685
2020	92	93	31	32	73	74	164	166	—	—	360	365
2021	240	241	92	91	220	219	312	311	—	—	864	862
Total CMBS	$1,479	$1,600	$416	$424	$853	$869	$1,160	$1,166	$124	$124	$4,032	$4,183

As of June 30, 2022, 83.1% and 13.5% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 84.9% and 11.6% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	June 30, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$135	$131	$343	$326	$952	$891	$121	$112	$59	$45	$1,610	$1,505
Auto-Loans	1	1	7	6	8	7	—	—	—	—	16	14
Student Loans	16	15	86	83	—	—	1	1	—	—	103	99
Credit Card loans	—	—	—	—	4	3	—	—	—	—	4	3
Other Loans	54	49	3	3	115	104	221	205	—	—	393	361
Total Other ABS(1)	$206	$196	$439	$418	$1,079	$1,005	$343	$318	$59	$45	$2,126	$1,982
(1) Excludes subprime other asset backed securities.

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$185	$186	$328	$328	$850	$848	$121	$120	$68	$64	$1,552	$1,546
Auto-Loans	2	2	—	1	8	8	—	—	—	—	10	11
Student Loans	17	17	108	110	9	9	1	1	—	—	135	137
Credit Card loans	—	—	—	—	4	4	—	—	—	—	4	4
Other Loans	48	52	4	3	96	99	198	203	—	—	346	357
Total Other ABS(1)	$252	$257	$440	$442	$967	$968	$320	$324	$68	$64	$2,047	$2,055
(1) Excludes subprime other asset backed securities.

As of June 30, 2022, 81.4% and 16.4% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 80.7% and 16.1% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of June 30, 2022, our mortgage loans on real estate portfolio had a weighted average DSC of 2.04 times and a weighted average LTV ratio of 45.6%. As of December 31, 2021, our mortgage loans on real estate portfolio had a weighted average DSC of 2.13 times, and a weighted average LTV ratio of 45.5%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

See the Derivative Financial Instruments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on derivatives.

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

As of June 30, 2022, our total European exposure had an amortized cost and fair value of $3,140 million and $2,882 million, respectively. Some of the major country level exposures were in the United Kingdom of $1,323 million, in France of $236 million, in The Netherlands of $239 million, in Switzerland of $208 million, in Germany of $195 million, and in Belgium of $114 million. Our direct exposure in Eastern Europe is comparatively small, with only $12 million of exposure in Russia and none in Ukraine or Belarus.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the “Parent Issuer”) has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, with an aggregate principal amount of $1.1 billion as of June 30, 2022 and December 31, 2021 (collectively, the “Senior Notes”) and (ii) the 5.65% fixed-to-floating rate junior subordinated notes due 2053 and the 4.7% fixed-to-floating junior subordinated notes due 2048, with an aggregate principal amount of $875 million as of June 30, 2022 and $1.1 billion as of December 31, 2021 (collectively, the “Junior Subordinated Notes” and, together with the Senior Notes, the “Registered Notes”).

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

Refer to the Summarized Financial Information of the Obligor Group as of and for the six months ended June 30, 2022 and as of and for the year ended December 31, 2021 below:

	As of and for the
($ in millions)	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Summarized Statement of Operations Information:
Total revenues	$(36)	$34
Total benefits and expenses	82	192
Income (loss) from continuing operations, net of tax	(68)	718
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(68)	718
Net income (loss) available to Obligor Group	(68)	718

Summarized Balance Sheet Information
Total investments	21	44
Cash and cash equivalents	207	205
Deferred income tax assets	935	908
Loans to non-obligated subsidiaries	171	123
Due from non-obligated subsidiaries	4	61
Total assets	1,357	1,356

Short-term debt with non-obligated subsidiaries	21	130
Long-term debt	2,384	2,594
Total liabilities	$2,555	$2,836

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of June 30, 2022:

	As of June 30, 2022
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$32,666	$(2,153)	$2,459
Mortgage loans on real estate	—	5,239	(194)	209
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	37,982	(2,558)	3,316
Funding agreements with fixed maturities	—	1,457	(55)	58
Supplementary contracts and immediate annuities	—	653	(50)	7
Derivatives:
Interest rate contracts	17,607	94	182	(193)
Long-term debt	—	2,316	(129)	148
Embedded derivatives on reinsurance	—	20	49	(57)
Guaranteed benefit derivatives(3):
Other(4)	—	29	8	16
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
(4)    Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of June 30, 2022. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of June 30, 2022
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$234	$23	$(23)
Limited liability partnerships/corporations	—	1,848	113	(113)
Derivatives:
Equity futures and total return swaps	209	—	11	(11)
Equity options	40	—	—	—
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
Other(2)	—	29	—	—
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The AGI Transaction could have negative impacts on us.

As further described under Business, Basis of Presentation and Significant Accounting Policies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q , on July 25, 2022, we completed the AGI Transaction, pursuant to which we acquired certain assets of AGI U.S.

In order to fully integrate the former AGI U.S. assets, we are actively pursuing strategic, structural and process realignment and restructuring actions within our Investment Management business. These actions could lead to disruptions of our operations, loss of, or inability to recruit, key personnel needed to operate our businesses, weakening of our internal standards, controls or procedures, and impairment of our relationship with key customers and counterparties. We have and will continue to incur significant expenses in connection with the AGI Transaction.

In addition, we may face difficulties attracting or retaining relationships through which we manage or reinsure our Investment Management products. Vendors or reinsurers may elect to suspend, alter, reduce or terminate their relationships with us for various reasons, including uncertainty related to the AGI Transaction, changes in our strategy, potential adverse developments in our business, potential adverse rating agency actions or concerns about market-related risks.

We may also not achieve certain of the benefits that we expect in connection with the AGI Transaction, including expected revenues, and the achievement of projected targets at our various businesses. In addition, integration of the former AGI assets will require significant amounts of our management's time and effort which may divert management's attention from operating and growing our remaining businesses and could adversely affect our results of operations and financial condition.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(4)
					(in millions)
April 1, 2022 - April 30, 2022	17,131	$63.11		—	$521
May 1, 2022- May 31, 2022	903,959	65.53	(2)	890,112	521
June 1, 2022 - June 30, 2022	3,384,020	59.12	(3)	3,382,950	271
Total	4,305,110	$60.48		4,273,062	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended June 30, 2022, there was an increase of 32,048 Treasury shares in connection with such withholding activities.
(2) On March 17, 2022, we entered into a share repurchase agreement with a third-party financial institution to repurchase $275 million of the Company's common stock. Pursuant to the agreement, we received initial delivery of 3,305,786 shares based on the closing market price of the Company's stock on March 18, 2022 of $66.55. This arrangement closed on May 11, 2022 and an additional 890,112 shares were delivered based on the daily volume-weighted average of the Company's common stock.
(3) On June 21, 2022, we entered into a share repurchase agreement with a third-party financial institution to repurchase $250 million of the Company's common stock. Pursuant to the agreement, we received initial delivery of 3,382,950 shares based closing market price of the Company's stock on June 21, 2022 of $59.12. This arrangement is scheduled to terminate no later than the end of the third quarter of 2022, at which time we will settle any positive or negative share balances based on the daily volume-weighted average of the Company's common stock.
(4) On April 28, 2022, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500 million. The share repurchase authorization expires on June 30, 2023 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

Item 6.        Exhibits
See Exhibit Index on the following page.

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
2.1+ †	Combination Agreement by and among Voya Financial, Inc., Voya Investment Management LLC, Allianz SE, Allianz Global Investors U.S. LLC, and VIM Holdings LLC, dated as of June 13, 2022
10.1+ †	Amended and Restated Limited Liability Company Agreement of VIM Holdings LLC dated as of July 25, 2022
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+ Filed herewith.
† Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the U.S. Securities and Exchange Commission upon request

A list of the omitted exhibits and schedules to the Combination Agreement (Exhibit 2.1) follows:

Exhibits

Exhibit A    Form of Core Distribution Agreement
Exhibit B    Form of Cross Distribution Agreement
Exhibit C    Form of Transition Services Agreement
Exhibit D    Form of A&R Newco Operating Agreement
Exhibit E    Form of AP/EU Sub-Advisory Agreements
Exhibit E-1    Form of Master Agreement for Advisory Services for Investment Funds (EU Sub-Advisory Agreement)
Exhibit F    Forms of AP/EU Sub-Management Agreements
Exhibit F-1    Form of Master Agreement for the Outsourcing of Portfolio Management Services for Investment Funds (German UCITS and AIF)
Exhibit F-2    Form of Master Agreement for the Outsourcing of Portfolio Management Services for Investment Funds (IMAs)
Exhibit F-3    Annex E.2 to Form of Master Agreement for the Outsourcing of Portfolio Management Services for Investment Funds
Exhibit G    Other Approvals and Consents
Exhibit H    Transferred Intellectual Property
Exhibit I        Form of Trademark Assignment Agreement

Schedules

Company Disclosure Schedule
Contributor Disclosure Schedule

Schedule A    Covered Clients
Schedule A-1    Non-Registered Funds
Schedule A-2    Non-U.S. Public Funds
Schedule A-3    U.S. Registered Funds
Schedule A-4    Other Clients
Schedule A-5    AP/EU Portfolios
Schedule B    RRR/AUM Statement
Schedule C    Business Employees
Schedule D    Additional Covered Clients
Schedule E    Certain Compensation Matters

A list of the omitted exhibits and schedules to the Amended And Restated Limited Liability Company Agreement of VIM Holdings LLC (Exhibit 10.1) follows:

Schedule A    Members
Schedule B    Capital Contributions, Class A Units and Class B Units
Schedule C    Class B Underlying Assets
Schedule D    Fair Market Value Determination and Dispute Resolution Procedure
Schedule E    Inter-Affiliate Allocations
Schedule F    Restricted Competitors
Schedule G    Officers

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2022			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Michael S. Smith
Michael S. Smith
Vice Chairman and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

