Form 10-Q
period 2022-09-30
Voya Financial, Inc.
filed 2022-11-03
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 28, 2022, 97,172,865 shares of Common Stock, 0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended September 30, 2022

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events and specifically the current COVID-19 pandemic event, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, (xi) changes in the policies of governments and/or regulatory authorities, (xii) our ability to successfully manage the separation of the Individual Life business that we sold to Resolution Life US on January 4, 2021, including the transition services on the expected timeline and economic terms, (xiii) our ability to realize the expected benefits from the transaction with Allianz Global Investors U.S. LLC and (xiv) our ability to successfully complete the acquisition of Benefitfocus, Inc. on the expected economic terms or at all. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties" in the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35897) (the "Annual Report on Form 10-K"), "Risk Factors" in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-35897) and in this Quarterly Report on Form 10-Q.
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	September 30, 2022	December 31, 2021
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $31,380 as of 2022 and $30,656 as of 2021; allowance for credit losses of $39 as of 2022 and $58 as of 2021)	$27,850	$33,699
Fixed maturities, at fair value using the fair value option	2,066	2,354
Equity securities, at fair value (cost of $337 as of 2022 and $240 as of 2021)	337	240
Short-term investments	31	97
Mortgage loans on real estate	5,408	5,627
Less: Allowance for credit losses	13	15
Mortgage loans on real estate, net	5,395	5,612
Policy loans	368	392
Limited partnerships/corporations	1,783	1,739
Derivatives	495	171
Other investments	71	79
Securities pledged (amortized cost of $1,297 as of 2022 and $1,091 as of 2021)	1,123	1,198
Total investments	39,519	45,581
Cash and cash equivalents	840	1,402
Short-term investments under securities loan agreements, including collateral delivered	1,167	1,108
Accrued investment income	456	428
Premium receivable and reinsurance recoverable	13,598	13,663
Less: Allowance for credit losses on reinsurance recoverable	37	28
Premium receivable and reinsurance recoverable, net	13,561	13,635
Deferred policy acquisition costs and Value of business acquired	2,894	1,378
Deferred income taxes	1,931	986
Goodwill	252	72
Other intangibles, net	572	97
Other assets (net of allowance for credit losses of $3 as of 2022 and $0 as of 2021)	2,681	2,363
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	2,879	2,469
Cash and cash equivalents	95	171
Corporate loans, at fair value using the fair value option	1,161	1,111
Other assets	60	28
Assets held in separate accounts	75,980	100,433
Total assets	$144,048	$171,262

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	September 30, 2022	December 31, 2021
Liabilities:
Future policy benefits	$10,293	$9,952
Contract owner account balances	43,208	42,806
Payables under securities loan and repurchase agreements, including collateral held	1,378	1,183
Short-term debt	141	1
Long-term debt	2,094	2,595
Derivatives	383	231
Pension and other postretirement provisions	196	226
Deferred compensation	386	351
Current income taxes	9	23
Other liabilities	1,823	1,747
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,028	880
Other liabilities	1,291	1,013
Liabilities related to separate accounts	75,980	100,433
Total liabilities	$138,210	$161,441

Commitments and Contingencies (Note 14)

Mezzanine equity:
Redeemable noncontrolling interest	$155	$—

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2022 and 2021 respectively)	$—	$—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 110,730,556 and 108,987,650 shares issued as of 2022 and 2021, respectively; 97,166,639 and 107,758,376 shares outstanding as of 2022 and 2021, respectively)	1	1
Treasury stock (at cost; 13,563,917 and 1,229,274 shares as of 2022 and 2021, respectively)	(873)	(80)
Additional paid-in capital	7,945	7,542
Accumulated other comprehensive income (loss)	(1,986)	2,100
Retained earnings (deficit):
Unappropriated	(994)	(1,310)
Total Voya Financial, Inc. shareholders' equity	4,093	8,253
Noncontrolling interest	1,590	1,568
Total shareholders' equity	5,683	9,821
Total liabilities, mezzanine equity and shareholders' equity	$144,048	$171,262

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net investment income	$522	$731	$1,733	$2,101
Fee income	435	487	1,279	1,381
Premiums	607	573	1,815	(3,898)
Net gains (losses):
Total impairments	(12)	—	(21)	—
Other net gains (losses)	(111)	(103)	(614)	1,602
Total net gains (losses)	(123)	(103)	(635)	1,602
Other revenue	33	46	117	530
Income (loss) related to consolidated investment entities:
Net investment income	(136)	275	62	839
Total revenues	1,338	2,009	4,371	2,555
Benefits and expenses:
Policyholder benefits	305	466	1,142	(3,511)
Interest credited to contract owner account balances	245	248	716	721
Operating expenses	632	642	1,869	1,950
Net amortization of Deferred policy acquisition costs and Value of business acquired	10	190	157	755
Interest expense	31	39	104	127
Operating expenses related to consolidated investment entities:
Interest expense	12	11	31	28
Other expense	2	2	7	8
Total benefits and expenses	1,237	1,598	4,026	78
Income (loss) from continuing operations before income taxes	101	411	345	2,477
Income tax expense (benefit)	32	40	49	104
Income (loss) from continuing operations	69	371	296	2,373
Income (loss) from discontinued operations, net of tax	—	(1)	—	7
Net income (loss)	69	370	296	2,380
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(138)	214	(20)	661
Net income (loss) available to Voya Financial, Inc.	207	156	316	1,719
Less: Preferred stock dividends	14	14	32	32
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$193	$142	$284	$1,687

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.98	$1.25	$2.79	$14.13
Income (loss) available to Voya Financial, Inc.'s common shareholders	$1.98	$1.24	$2.79	$14.19

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.82	$1.16	$2.55	$13.14
Income (loss) available to Voya Financial, Inc.'s common shareholders	$1.82	$1.15	$2.55	$13.19

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$69	$370	$296	$2,380
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(1,295)	(145)	(5,172)	(2,974)
Pension and other postretirement benefits liability	—	—	—	(1)
Other comprehensive income (loss), before tax	(1,295)	(145)	(5,172)	(2,975)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(272)	(30)	(1,086)	(393)
Other comprehensive income (loss), after tax	(1,023)	(115)	(4,086)	(2,582)
Comprehensive income (loss)	(954)	255	(3,790)	(202)
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(138)	214	(20)	661
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(816)	$41	$(3,770)	$(863)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2022 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
						Unappropriated
Balance as of July 1, 2022	$—	$1	$(821)	$7,500	$(963)	$(1,201)	$4,516	$1,697	$6,213	$—
Interest in VIM Holdings LLC	—	—	—	412	—	—	412	—	412	148
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	207	207	(145)	62	7
Other comprehensive income (loss), after tax	—	—	—	—	(1,023)	—	(1,023)	—	(1,023)	—
Total comprehensive income (loss)							(816)	(145)	(961)	7
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	3	3	—
Common stock issuance	—	—	—	5	—	—	5	—	5	—
Common stock acquired - Share repurchase	—	—	(50)	50	—	—	—	—	—	—
Dividends on preferred stock	—	—	—	(14)	—	—	(14)	—	(14)	—
Dividends on common stock	—	—	—	(20)	—	—	(20)	—	(20)	—
Share-based compensation	—	—	(2)	12	—	—	10	—	10	—
Contributions from (Distributions to) noncontrolling interest and redeemable noncontrolling interest, net	—	—	—	—	—	—	—	35	35	—
Balance as of September 30, 2022	$—	$1	$(873)	$7,945	$(1,986)	$(994)	$4,093	$1,590	$5,683	$155

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2022 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
						Unappropriated
Balance as of January 1, 2022	$—	$1	$(80)	$7,542	$2,100	$(1,310)	$8,253	$1,568	$9,821	$—
Interest in VIM Holdings LLC	—	—	—	412	—	—	412	—	412	148
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	316	316	(27)	289	7
Other comprehensive income (loss), after tax	—	—	—	—	(4,086)	—	(4,086)	—	(4,086)	—
Total comprehensive income (loss)							(3,770)	(27)	(3,797)	7
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	3	3	—
Common stock issuance	—	—	—	7	—	—	7	—	7	—
Common stock acquired - Share repurchase	—	—	(750)	—	—	—	(750)	—	(750)	—
Dividends on preferred stock	—	—	—	(32)	—	—	(32)	—	(32)	—
Dividends on common stock	—	—	—	(61)	—	—	(61)	—	(61)	—
Share-based compensation	—	—	(43)	77	—	—	34	—	34	—
Contributions from (Distributions to) noncontrolling interest and redeemable noncontrolling interest, net	—	—	—	—	—	—	—	46	46	—
Balance as of September 30, 2022	$—	$1	$(873)	$7,945	$(1,986)	$(994)	$4,093	$1,590	$5,683	$155

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

Table of Content
Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net cash provided by operating activities - continuing operations	$1,133	$102
Net cash used in operating activities - discontinued operations	—	(250)
Net cash provided by (used in) operating activities	1,133	(148)
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	5,165	4,207
Fixed maturities, trading	—	40
Equity securities	—	266
Mortgage loans on real estate	733	561
Limited partnerships/corporations	158	649
Acquisition of:
Fixed maturities	(6,653)	(5,451)
Fixed maturities, trading	—	(45)
Equity securities	(76)	(278)
Mortgage loans on real estate	(511)	(526)
Limited partnerships/corporations	(225)	(314)
Derivatives, net	157	44
Short-term investments, net	66	168
Collateral (delivered) received, net	149	51
Sales from consolidated investment entities ("CIEs")	702	774
Purchases within CIEs	(1,688)	(1,320)
Proceeds from sale of business	—	274
Receipts on deposit asset contracts	91	51
Other, net	(14)	406
Net cash provided by investing activities - discontinued operations	—	476
Net cash (used in) provided by investing activities	(1,946)	33
Cash Flows from Financing Activities:
Deposits received for investment contracts	5,039	4,313
Maturities and withdrawals from investment contracts	(4,736)	(4,376)
Settlements on deposit liability contracts	(5)	(5)
Repayment of debt with maturities of more than three months	(365)	(85)
Borrowings of consolidated investment entities	1,094	893
Repayments of borrowings of CIEs	(309)	(624)
Contributions from (distributions to) participants in CIEs, net	358	623
Proceeds from issuance of common stock, net	7	4
Share-based compensation	(40)	(42)
Common stock acquired - Share repurchase	(750)	(803)
Dividends paid on preferred stock	(32)	(32)
Dividends paid on common stock	(63)	(59)
Principal payments for financing leases	(18)	(17)
Other	(5)	—
Net cash provided by (used in) financing activities	175	(210)
Net decrease in cash and cash equivalents, including cash in CIEs	(638)	(325)
Cash and cash equivalents, including cash in CIEs, beginning of period	1,573	2,143
Cash and cash equivalents, including cash in CIEs, end of period	$935	$1,818
	September 30, 2022	December 31, 2021
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents	$840	$1,402
Cash and cash equivalents in CIEs	95	171
Total cash and cash equivalents, including cash in CIEs	$935	$1,573

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

On July 25, 2022, the Company completed a series of transactions pursuant to a Combination Agreement dated June 13, 2022 (the “Agreement”) with Voya Investment Management LLC, a Delaware limited liability company and an indirect subsidiary of the Company (“Voya IM”), Allianz SE, a stock corporation organized and existing under the laws of the European Union and the Federal Republic of Germany (“Allianz”), Allianz Global Investors U.S. LLC, a Delaware limited liability company and an indirect subsidiary of Allianz (“AGI U.S.”), and VIM Holdings LLC, a newly formed Delaware limited liability company (“Newco”), pursuant to which the parties have combined Voya IM with assets and teams comprising specified transferred strategies managed by AGI U.S. The transaction enables the Company to increase international scale and distribution of the Company’s investment products and provides diverse investment strategies that meet the needs of a larger more global client base.

Under the terms of the Agreement, AGI U.S. transferred to Newco the rights to certain assets and liabilities related to specified investment teams and strategies and the associated assets under management (the “AGI Transferred Business”). The Company transferred all of the limited liability company interests in Voya IM to Newco and in exchange, received a 76% economic stake in Newco's class A shares. Pursuant to the Amended and Restated Limited Liability Company Agreement of Newco entered into at the closing date (“A&R Newco Operating Agreement”), the Company now holds, indirectly, a 76% economic stake in Newco's class A shares and Allianz holds, indirectly, a 24% economic stake in Newco's class A shares. Furthermore, Newco holds all of the limited liability company interests in Voya IM and certain assets and liabilities transferred from AGI U.S. related to specified investment teams and strategies and the associated assets under management. In accordance with the A&R Newco Operating Agreement, the Company has full operational control of Newco, Voya IM and the transferred assets and investment teams.

The Agreement was executed for noncash consideration and accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

values as of the date of the transaction. The 24% economic stake in Newco’s class A shares is reflected on the Condensed Consolidated Balance Sheets under Redeemable noncontrolling interests within Mezzanine equity.

On November 1, 2022, Voya Investment Management Alternative Assets, LLC (“VIMAA”), one of the Company’s indirect subsidiaries, acquired all of the issued and outstanding equity interests of Czech Asset Management, L.P., a Delaware limited partnership, a private credit asset manager dedicated to the U.S. middle market pursuant to a sales and purchase agreement (“SPA”) entered into on August 1, 2022 with Czech Management GP, LLC, a Delaware limited liability company, and Czech Holdings, LLC, a Delaware limited liability company. The acquisition was executed for cash consideration and will expand VIMAA's private and leveraged credit business and is subject to conditions as defined in the SPA.

On November 1, 2022, the Company and Origami Squirrel Acquisition Corp, a newly formed Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Benefitfocus, Inc. (“BNFT”), a Delaware corporation, pursuant to which, Merger Sub will merge with and into BNFT (the “Merger”), with BNFT surviving such Merger as a wholly owned subsidiary of the Company. The transaction is expected to close in the first quarter of 2023, subject to terms and customary closing conditions as set in the Merger agreement.

Under the terms of the Merger Agreement, the Company will acquire all outstanding shares of BNFT for approximately $570 in cash consideration which includes the outstanding debt and preferred shares of BNFT. The acquisition will expand the Company’s capacity to meet the growing demand for comprehensive benefits and savings solutions and increase its ability to deliver innovative solutions for employers and health plans.

Impairment of Long-lived Assets

The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss is recognized whenever the carrying amount of an asset exceeds its estimated fair value. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value. During the second quarter of 2022, the Company had a triggering event related to a decrease in the market price of one of its office buildings. Consequently, the Company determined its fair value, based on an appraisal, to be lower than its carrying value. As a result, the Company recognized an impairment loss of $32, which is included in Operating expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.

Revision of Prior Period Financial Statements

During the second quarter of 2022, the Company identified a presentation error related to a misclassification in the change in cash held by CIEs within the Condensed Consolidated Statements of Cash Flows. This error resulted in the total end of period cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows not to reconcile to all cash and cash equivalents line items presented in the Condensed Consolidated Balance Sheets. The Company assessed the materiality of the error on prior period financial statements in accordance with the Accounting Changes and Error Corrections guidance. The Company has corrected the presentation error in the comparative period for the nine months ended September 30, 2021 and evaluated the materiality of such error based on relevant quantitative and qualitative factors in relation to the Condensed Consolidated Financial Statements. The Company’s evaluation of the qualitative factors included, but was not limited to, consideration of the users of the Condensed Consolidated Financial Statements; there was no impact to net income, comprehensive income, total stockholders' equity or amounts on the Condensed Consolidated Balance Sheets; there was no impact on regulatory capital, cash balances or any liquidity measures; and there was no impact on any contractual or regulatory requirements. Based on this evaluation, the Company concluded that the error in the Condensed Consolidated Statements of Cash Flows did not result in a material misstatement of previously issued financial statements. The following table presents the impact of the error on the specific line items in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2021
	As Reported	Adjustments	As Adjusted
Net cash provided by (used in) operating activities	$(68)	$(80)	$(148)
Net decrease in cash and cash equivalents, including cash in CIEs	(245)	(80)	(325)
Cash and cash equivalents, including cash in CIEs, beginning of period	1,922	221	2,143
Cash and cash equivalents, including cash in CIEs, end of period	1,677	141	1,818

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2022, its results of operations, comprehensive income and changes in shareholders' equity for the three and nine months ended September 30, 2022 and 2021, and its statements of cash flows for the nine months ended September 30, 2022 and 2021, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on Net income (loss) or Total shareholders’ equity.
The December 31, 2021 Consolidated Balance Sheets are from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

The Company expects the January 1, 2021 transition impact will increase Total shareholders’ equity by $0.1 billion to $0.2 billion, primarily driven by a positive impact to AOCI resulting from the reversal of DAC, value of business acquired ("VOBA"), and other adjustment balances of approximately $1.3 billion after tax, offset by an unfavorable impact to AOCI of between $1.0 billion and $1.1 billion after tax resulting from the remeasurement of Future policy benefits and Reinsurance recoverable using January 1, 2021 discount rates. The expected transition effect on Total shareholders’ equity will also include an unfavorable impact on Retained earnings (deficit) of approximately $0.1 billion after tax associated with the establishment of MRB liabilities related to guaranteed minimum benefits on certain deferred annuity contracts.

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

The majority of the ASU 2018-12 transition impact of between $1.0 billion and $1.1 billion associated with Future policy benefits and Reinsurance recoverable and approximately 50% of the $0.1 billion transition impact associated with the establishment of MRB liabilities are related to business that was reinsured to Resolution Life US in January 2021.

The ultimate effects the standard will have on the financial statements are highly dependent on policyholder behavior, actuarial assumptions and macroeconomic conditions, particularly interest rates and spreads, which may materially change ASU 2018-12-related equity impacts in periods subsequent to transition. The Company estimates the impact of ASU 2018-12 will shift to a reduction of Total shareholders’ equity as of September 30, 2022, primarily related to a negative impact in AOCI resulting from the reversal of DAC, VOBA, and other adjustment balances, which have declined significantly since January 2021 due to increases in interest rates and spreads. While rising interest rates since January 1, 2021 will result in a less unfavorable impact on AOCI due to remeasurement of the liability for Future policy benefits, this will be materially offset by the impact from remeasurement of Reinsurance recoverable.

2.    Discontinued Operations

As noted in the Business, Basis of Presentation and Significant Accounting Policies Note, on January 4, 2021, the Company sold several of its subsidiaries and the related Individual Life and fixed and variable annuities businesses within these subsidiaries to Resolution Life US pursuant to the Resolution MTA entered into on December 18, 2019. The Company determined that the entities disposed of met the criteria to be classified as discontinued operations and that the sale represented a strategic shift that had a major effect on the Company’s operations. Income (loss) from discontinued operations, net of tax, for the nine months ended September 30, 2021 included a reduction to loss on sale, net of tax of $7 associated with the transaction. For more information related to this transaction, refer to the Discontinued Operations Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on form 10-K.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2022:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$724	$25	$17	$—	$732	$—
U.S. Government agencies and authorities	47	3	1	—	49	—
State, municipalities and political subdivisions	993	1	130	—	864	—
U.S. corporate public securities	10,180	89	1,451	—	8,815	3
U.S. corporate private securities	5,052	7	477	—	4,582	—
Foreign corporate public securities and foreign governments(1)	3,347	9	489	—	2,854	13
Foreign corporate private securities(1)	3,379	3	307	—	3,058	17
Residential mortgage-backed securities	4,233	36	287	3	3,982	3
Commercial mortgage-backed securities	4,490	4	484	—	4,009	1
Other asset-backed securities	2,298	3	205	—	2,094	2
Total fixed maturities, including securities pledged	34,743	180	3,848	3	31,039	39
Less: Securities pledged	1,297	7	181	—	1,123	—
Total fixed maturities	$33,446	$173	$3,667	$3	$29,916	$39
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2022, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$688	$661
After one year through five years	4,195	3,929
After five years through ten years	4,959	4,513
After ten years	13,880	11,851
Mortgage-backed securities	8,723	7,991
Other asset-backed securities	2,298	2,094
Fixed maturities, including securities pledged	$34,743	$31,039

As of September 30, 2022 and December 31, 2021, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2022
Communications	$1,276	$17	$157	$1,136
Financial	4,289	22	560	3,751
Industrial and other companies	9,003	23	1,172	7,854
Energy	1,888	29	182	1,735
Utilities	3,788	13	425	3,376
Transportation	1,142	2	146	998
Total	$21,386	$106	$2,642	$18,850

December 31, 2021
Communications	$1,261	$238	$3	$1,496
Financial	3,752	394	13	4,133
Industrial and other companies	9,600	1,058	32	10,626
Energy	1,907	314	18	2,203
Utilities	3,782	499	11	4,270
Transportation	1,130	93	1	1,222
Total	$21,432	$2,596	$78	$23,950

The Company invests in various categories of collateralized mortgage obligations (CMOs), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2022 and December 31, 2021, approximately 39.6% and 40.6%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of September 30, 2022 and December 31, 2021, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of September 30, 2022, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $120 and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets. As of December 31, 2021, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $105. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Pledged

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2022 and December 31, 2021, the fair value of loaned securities was $854 and $969, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of September 30, 2022 and December 31, 2021, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $795 and $884, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, liabilities to return collateral of $795 and $884, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of September 30, 2022 and December 31, 2021, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $100 and $117, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	September 30, 2022	December 31, 2021
U.S. Treasuries	$19	$42
U.S. Government agencies and authorities	—	3
U.S. corporate public securities	641	599
Equity Securities	2	—
Foreign corporate public securities and foreign governments	233	357
Payables under securities loan agreements	$895	$1,001

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the periods presented:

	Nine Months Ended September 30, 2022
	U.S. corporate public securities	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$1	$—	$—	$56	$1	$58
Credit losses on securities for which credit losses were not previously recorded	3	3	1	13	—	1	21
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	(41)	—	(41)
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—	—	—
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	—	—	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	(1)	—	—	2	—	1
Write-offs	—	—	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—	—	—
Balance as of September 30	$3	$3	$1	$13	$17	$2	$39

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of September 30, 2022:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$137	$15	20	$27	$2	6	$164	$17	26
U.S. Government agencies and authorities	7	1	1	—	—	—	7	1	1
State, municipalities and political subdivisions	809	129	304	3	1	5	812	130	309
U.S. corporate public securities	6,291	1,095	1,227	805	356	268	7,096	1,451	1,495
U.S. corporate private securities	3,736	421	393	294	56	18	4,030	477	411
Foreign corporate public securities and foreign governments	2,363	385	439	242	104	73	2,605	489	512
Foreign corporate private securities	2,863	304	235	14	3	3	2,877	307	238
Residential mortgage-backed	1,867	188	565	463	99	212	2,330	287	777
Commercial mortgage-backed	3,310	396	541	542	88	98	3,852	484	639
Other asset-backed	1,749	173	415	219	32	104	1,968	205	519
Total	$23,132	$3,107	4,140	$2,609	$741	787	$25,741	$3,848	4,927

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
*Less than $1

Based on the Company's quarterly evaluation of its securities in an unrealized loss position, described below, the Company concluded that these securities were not impaired as of September 30, 2022. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, increased $3,699 from $149 to $3,848 for the nine months ended September 30, 2022. The increase in unrealized losses was driven by materially higher interest rates across the yield curve and moderately wider credit spreads.

As of September 30, 2022, $6 of the total $3,848 of gross unrealized losses were from 5 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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

The following table identifies the Company's intent impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2022			2021
	Impairment		No. of Securities	Impairment		No. of Securities
Foreign corporate public securities and foreign governments(1)	$—	*	1	$—		—
Residential mortgage-backed	11		74	—	*	2
Commercial mortgage-backed	1		2	—		—
Total	$12		77	$—	*	2
(1) Primarily U.S. dollar denominated.
*Less than $1
	Nine Months Ended September 30,
	2022			2021
	Impairment		No. of Securities	Impairment		No. of Securities
Foreign corporate public securities and foreign governments(1)	$—	*	1	$—		—
Residential mortgage-backed	20		85	—	*	10
Commercial mortgage-backed	1		3	—	*	1
Total	$21		89	$—	*	11
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the valuation allowance) before and after modification through a troubled debt restructuring may not change significantly or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three months and nine months ended September 30, 2022, the Company had no new commercial mortgage loan troubled debt restructurings. For the three months ended September 30, 2022, the Company had no new private placement troubled debt restructurings. For the nine months ended September 30, 2022, the Company had six new private placement troubled debt restructurings with a pre and post modification carrying value of $102 and $75, respectively. For the three months ended September 30, 2021, the Company did not have any commercial mortgage loan

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

troubled debt restructurings. For the nine months ended September 30, 2021, the Company had one commercial mortgage loan trouble debt restructuring with a pre and post modification carrying value of $5. For the three and nine months ended September 30, 2021, the Company did not have any private placement troubled debt restructurings.

For the three and nine months ended September 30, 2022 and September 30, 2021, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of September 30, 2022 and December 31, 2021, respectively.

	As of September 30, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$160	$261	$64	$—	$—	$485
2021	245	281	239	9	—	774
2020	114	228	25	10	—	377
2019	197	142	29	—	—	368
2018	163	43	2	—	—	208
2017	626	202	4	—	—	832
2016 and prior	2,040	302	22	—	—	2,364
Total	$3,545	$1,459	$385	$19	$—	$5,408

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

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of September 30, 2022 and December 31, 2021, respectively.

	As of September 30, 2022
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2022	$314	$56	$115	$—	$485
2021	361	221	101	91	774
2020	271	20	30	56	377
2019	243	47	53	25	368
2018	132	25	51	—	208
2017	490	80	81	181	832
2016 and prior	1,752	362	153	97	2,364
Total	$3,563	$811	$584	$450	$5,408
*No commercial mortgage loans were secured by land or construction loans

	As of December 31, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2021	$652	$27	$38	$68	$785
2020	396	21	34	6	457
2019	278	49	108	27	462
2018	131	5	54	31	221
2017	414	156	111	193	874
2016 and prior	2,237	242	242	107	2,828
Total	$4,108	$500	$587	$432	$5,627
*No commercial mortgage loans were secured by land or construction loans

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of September 30, 2022 and December 31, 2021, respectively.

	As of September 30, 2022
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2022	$60	$117	$30	$85	$104	$65	$4	$1	$19	$485
2021	98	72	136	141	111	138	9	47	22	774
2020	74	170	18	16	25	40	—	7	27	377
2019	58	122	10	77	47	5	15	13	21	368
2018	50	62	56	10	14	10	—	6	—	208
2017	124	92	330	136	54	55	5	36	—	832
2016 and prior	670	543	460	115	179	204	44	114	35	2,364
Total	$1,134	$1,178	$1,040	$580	$534	$517	$77	$224	$124	$5,408

	As of December 31, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$98	$79	$143	$137	$110	$140	$9	$47	$22	$785
2020	84	187	31	35	39	39	3	14	25	457
2019	59	145	14	130	47	17	15	13	22	462
2018	54	68	59	10	14	10	—	6	—	221
2017	128	94	360	139	56	56	5	36	—	874
2016 and prior	718	617	590	159	256	239	71	142	36	2,828
Total	$1,141	$1,190	$1,197	$610	$522	$501	$103	$258	$105	$5,627

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of September 30, 2022 and December 31, 2021, respectively.

	As of September 30, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$24	$219	$217	$15	$10	$—	$—	$485
2021	38	170	415	124	—	18	9	774
2020	58	61	106	152	—	—	—	377
2019	46	86	176	47	13	—	—	368
2018	37	85	56	12	—	18	—	208
2017	107	397	180	145	3	—	—	832
2016 and prior	796	395	524	373	67	157	52	2,364
Total	$1,106	$1,413	$1,674	$868	$93	$193	$61	$5,408

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$39	$185	$405	$129	$—	$18	$9	$785
2020	58	90	140	169	—	—	—	457
2019	46	96	211	82	27	—	—	462
2018	38	88	57	16	4	18	—	221
2017	110	417	195	149	3	—	—	874
2016 and prior	936	566	576	398	93	205	54	2,828
Total	$1,227	$1,442	$1,584	$943	$127	$241	$63	$5,627

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2022	December 31, 2021
Allowance for credit losses, beginning of period	$15	$89
Credit losses on mortgage loans for which credit losses were not previously recorded	1	1
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	—	(14)
Increase (decrease) on mortgage loans with allowance recorded in previous period	(3)	(61)
Provision for expected credit losses	13	15
Write-offs	—	—
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, end of period	$13	$15

The following table presents past due commercial mortgage loans as of the dates indicated:

	September 30, 2022	December 31, 2021
Delinquency:
Current	$5,408	$5,627
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$5,408	$5,627

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of September 30, 2022 and December 31, 2021, the Company had no commercial mortgage loan in non-accrual status. There was no interest income recognized on loans in non-accrual status for the nine months ended September 30, 2022 and year ended December 31, 2021.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed maturities	$483	$501	$1,457	$1,513
Equity securities	(3)	4	6	15
Mortgage loans on real estate	58	59	177	184
Policy loans	5	7	16	18
Short-term investments and cash equivalents	3	2	6	7
Limited partnerships and other	(10)	175	115	415
Gross investment income	536	748	1,777	2,152
Less: Investment expenses	14	17	44	51
Net investment income	$522	$731	$1,733	$2,101

As of September 30, 2022, the Company had $16 of investments in fixed maturities that did not produce net investment income. As of December 31, 2021, the Company had no investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,
	2022	2021
Fixed maturities, available-for-sale, including securities pledged	$8	$6
Fixed maturities, at fair value option	(294)	(137)
Equity securities, at fair value	(7)	1
Derivatives	174	11
Embedded derivatives - fixed maturities	(2)	(1)
Guaranteed benefit derivatives	(5)	1
Mortgage loans	(1)	14
Other investments	4	2
Net gains (losses)	$(123)	$(103)

	Nine Months Ended September 30,
	2022	2021
Fixed maturities, available-for-sale, including securities pledged	$(71)	$1,789
Fixed maturities, at fair value option	(844)	(514)
Equity securities, at fair value	(39)	12
Derivatives	300	(5)
Embedded derivatives - fixed maturities	(8)	(6)
Guaranteed benefit derivatives	13	49
Mortgage Loans	4	177
Other investments	10	100
Net gains (losses)	$(635)	$1,602

On June 1, 2021, the Company fully disposed of a 9.99% equity interest in VA Capital which was originally acquired as part of a Master Transaction Agreement dated December 20, 2017, related to the sale of substantially all of our Closed Block Variable Annuity (CBVA) and Annuity business. The disposition resulted in a net realized gain of $95 reported as Other net gains (losses) in the Condensed Consolidated Statements of Operations.

Proceeds from the sale of fixed maturities, available-for-sale and trading, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022(1)	2021
Proceeds on sales	$1,138	$369	$3,358	$10,582
Gross gains	30	22	60	1,733
Gross losses	19	1	63	3
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2022			December 31, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Foreign exchange contracts	$82	$2	$—	$94	$2	$—
Cash flow hedges:
Interest rate contracts	22	—	—	22	—	—
Foreign exchange contracts	700	126	—	683	16	16
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	19,370	358	371	13,382	147	209
Foreign exchange contracts	159	7	3	146	1	3
Equity contracts	245	2	6	299	4	2
Credit contracts	177	—	3	135	1	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	N/A	3	—	N/A	12	—
Within products(3)	N/A	—	24	N/A	—	47
Within reinsurance agreements(4)	N/A	109	74	N/A	—	196
Managed custody guarantees(3)	N/A	—	9	N/A	—	1
Total		$607	$490		$183	$475
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
(2) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(3) Included in Future policy benefits on the Condensed Consolidated Balance Sheets.
(4) Included in Other liabilities, Other assets, and Premium receivable and reinsurance recoverable on the Condensed Consolidated Balance Sheets.
N/A - Not applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2022 and December 31, 2021. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	September 30, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$177	$—	$3
Equity contracts	197	1	6
Foreign exchange contracts	941	135	3
Interest rate contracts	13,439	353	370
		489	382
Counterparty netting(1)		(310)	(310)
Cash collateral netting(1)		(121)	(63)
Securities collateral netting(1)		(11)	(1)
Net receivables/payables		$47	$8
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

As of September 30, 2022, the Company held $127 and pledged $61 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2021, the Company held $17 and pledged $71 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2022, the Company delivered $149 of securities and held $11 of securities as collateral. As of December 31, 2021, the Company delivered $124 of securities and held $2 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended September 30,
	2022		2021
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net gains/(losses)	Net investment income	Net investment income and Other net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$64	$—	$24
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	4	—	3

	Nine Months Ended September 30,
	2022		2021
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net gains/(losses)	Net investment income	Net investment income and Other net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(2)	$126	$(1)	$36
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	9	—	2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Three Months Ended September 30,
	2022		2021
	Net investment income	Other net gains/(losses)	Net investment income	Other net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$522	$(111)	$731	$(103)
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(6)	—	(2)
Derivatives designated as hedging instruments(1)	—	6	—	2
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	4	—	3	—

	Nine Months Ended September 30,
	2022		2021
	Net investment income	Other net gains/(losses)	Net investment income	Other net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$1,733	$(614)	$2,101	$1,602
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(13)	—	(3)
Derivatives designated as hedging instruments(1)	—	14	—	3
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	9	—	7	(5)
(1) For the three months ended September 30, 2022, an immaterial portion of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earning. For the nine months ended September 30, 2022, $1 of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earning. For the three and nine months ended September 30, 2021, an immaterial portion of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earning.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30,
		2022	2021
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net gains (losses)	$176	$10
Foreign exchange contracts	Other net gains (losses)	—	—
Equity contracts	Other net gains (losses)	(8)	(1)
Credit contracts	Other net gains (losses)	—	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net gains (losses)	(2)	(1)
Within products	Other net gains (losses)	1	7
Within reinsurance agreements(1)	Policyholder benefits	57	18
Managed custody guarantees	Other net gains (losses)	(6)	(1)
Total		$218	$32

	Location of Gain or (Loss) Recognized in Income on Derivative	Nine Months Ended September 30,
		2022	2021
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net gains (losses)	$328	$(13)
Foreign exchange contracts	Other net gains (losses)	(2)	(2)
Equity contracts	Other net gains (losses)	(36)	11
Credit contracts	Other net gains (losses)	(4)	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net gains (losses)	(8)	(6)
Within products	Other net gains (losses)	23	38
Within reinsurance agreements(1)	Policyholder benefits	233	41
Managed custody guarantees	Other net gains (losses)	(8)	3
Total		$526	$73
(1) For the three and nine months ended September 30, 2022, the amount excluded gains (losses) of $(3) and $(2), respectively, from standalone derivatives recognized in Other net gains (losses). For the three and nine months ended September 30, 2021, the amount excluded gains (losses) of $(1) and $3, respectively, from standalone derivatives recognized in Other net gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2022:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$516	$216		$—	$732
U.S. Government agencies and authorities	—	49		—	49
State, municipalities and political subdivisions	—	864		—	864
U.S. corporate public securities	—	8,800		15	8,815
U.S. corporate private securities	—	2,839		1,743	4,582
Foreign corporate public securities and foreign governments(1)	—	2,854		—	2,854
Foreign corporate private securities(1)	—	2,654		404	3,058
Residential mortgage-backed securities	—	3,956		26	3,982
Commercial mortgage-backed securities	—	4,009		—	4,009
Other asset-backed securities	—	2,022		72	2,094
Total fixed maturities, including securities pledged	516	28,263		2,260	31,039
Equity securities	134	8		195	337
Derivatives:
Interest rate contracts	5	353		—	358
Foreign exchange contracts	—	135		—	135
Equity contracts	1	1		—	2
Embedded derivative on reinsurance	—	109		—	109
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,035	3		—	2,038
Assets held in separate accounts	70,169	5,472		339	75,980
Total assets	$72,860	$34,344		$2,794	$109,998
Percentage of Level to total	66%	31%		3%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives(2)	—	—		33	33
Other derivatives:
Interest rate contracts	—	371		—	371
Foreign exchange contracts	—	3		—	3
Equity contracts	—	6		—	6
Credit contracts	—	3		—	3
Embedded derivative on reinsurance	—	(15)	(3)	89	74
Total liabilities	$—	$368		$122	$490
(1) Primarily U.S. dollar denominated.
(2) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.
(3) The Company classifies the embedded derivative within liabilities given the underlying nature of the balance and the right-of-offset.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2022
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$19	$—	$(1)	$3	$—	$—	$(1)	$—	$(5)	$15	$—	$—
U.S. corporate private securities	1,780	(2)	(94)	77	—	—	(40)	22	—	1,743	(2)	(95)
Foreign corporate public securities and foreign governments(1)	4	—	—	—	—	—	—	—	(4)	—	—	—
Foreign corporate private securities(1)	403	(2)	(11)	22	—	—	(4)	—	(4)	404	(2)	(11)
Residential mortgage-backed securities	31	(4)	—	2	—	—	—	—	(3)	26	(4)	—
Other asset-backed securities	63	—	(2)	21	—	—	(1)	—	(9)	72	(1)	(2)
Total fixed maturities, including securities pledged	2,300	(8)	(108)	125	—	—	(46)	22	(25)	2,260	(9)	(108)
Equity securities, at fair value	203	(8)	—	—	—	—	—	—	—	195	(8)	—
Derivatives:
Guaranteed benefit derivatives(2)(5)	(29)	(5)	—	—	—	—	1	—	—	(33)	—	—
Embedded derivatives on reinsurance	(86)	(3)	—	—	—	—	—	—	—	(89)	—	—
Assets held in separate accounts(4)	349	(9)	—	32	—	(16)	—	—	(17)	339	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Other net (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of September 30 amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2022
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$16	$—	$(1)	$7	$—	$—	$(1)	$—	$(6)	$15	$—	$(1)
U.S. corporate private securities	1,910	(4)	(374)	235	—	—	(159)	145	(10)	1,743	(4)	(373)
Foreign corporate private securities(1)	353	(23)	(42)	115	—	—	(33)	148	(114)	404	(6)	(42)
Residential mortgage-backed securities	43	(19)	—	4	—	—	—	—	(2)	26	(19)	—
Other asset-backed securities	44	(1)	(6)	52	—	(10)	(7)	—	—	72	(1)	(6)
Total fixed maturities, including securities pledged	2,366	(47)	(423)	413	—	(10)	(200)	293	(132)	2,260	(30)	(422)
Equity securities, at fair value	203	(35)	—	27	—	—	—	—	—	195	(35)	—
Derivatives:
Guaranteed benefit derivatives (2)(5)	(48)	15	—	—	(1)	—	1	—	—	(33)	—	—
Embedded derivatives on reinsurance	(87)	(2)	—	—	—	—	—	—	—	(89)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	8	—	—	(8)	—	—	—	—	—
Assets held in separate accounts(4)	316	(35)	—	164	—	(20)	—	6	(92)	339	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Other net (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of September 30 amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2021
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$23	$—	$1	$12	$—	$—	$(1)	$—	$—	$35	$—	$1
U.S. corporate private securities	2,011	10	(13)	127	—	(22)	(142)	—	(37)	1,934	—	(11)
Foreign corporate public securities and foreign governments(1)	10	—	—	17	—	—	—	—	(10)	17	—	—
Foreign corporate private securities(1)	352	(15)	21	29	—	—	(6)	—	—	381	1	21
Residential mortgage-backed securities	46	(4)	—	16	—	—	—	—	(2)	56	(4)	(1)
Commercial mortgage-backed securities	2	—	—	10	—	—	—	—	—	12	—	—
Other asset-backed securities	78	—	(1)	9	—	—	(22)	—	(14)	50	—	1
Total fixed maturities, including securities pledged	2,522	(9)	8	220	—	(22)	(171)	—	(63)	2,485	(3)	11
Fixed maturities, trading, at fair value	45	—	—	—	—	—	(40)	—	—	5	—	—
Equity securities, at fair value	249	1	—	—	—	—	—	—	—	250	1	—
Derivatives:
Guaranteed benefit derivatives (2)(5)	(44)	3	—	—	(4)	—	1	—	—	(44)	—	—
Embedded derivatives on reinsurance	(85)	(1)	—	—	—	—	—	—	—	(86)	—	—
Assets held in separate accounts(4)	293	1	—	53	—	(6)	—	—	(30)	311	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Other net (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
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
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2022 and 2021, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.
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
The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$31,039	$31,039	$37,251	$37,251
Equity securities	337	337	240	240
Mortgage loans on real estate	5,408	5,061	5,627	5,982
Policy loans	368	368	392	392
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,038	2,038	2,607	2,607
Derivatives	495	495	171	171
Embedded derivative on reinsurance	109	109	—	—
Other investments	71	71	79	79
Assets held in separate accounts	75,980	75,980	100,433	100,433
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$36,263	$36,488	$35,334	$43,407
Funding agreements with fixed maturities	1,369	1,367	1,460	1,461
Supplementary contracts, immediate annuities and other	746	650	829	775
Derivatives:
Guaranteed benefit derivatives(2)	33	33	48	48
Other derivatives	383	383	231	231
Embedded derivative on reinsurance	74	74	196	196
Short-term debt	141	142	1	1
Long-term debt	2,094	1,932	2,595	2,991
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2022
	DAC	VOBA		Total
Balance as of January 1, 2022	$1,217	$161		$1,378
Deferrals of commissions and expenses	84	4		88
Amortization:
Amortization, excluding unlocking (2)	(182)	(28)		(210)
Unlocking(1)	(29)	(15)		(44)
Interest accrued	73	24	(3)	97
Net amortization included in Condensed Consolidated Statements of Operations	(138)	(19)		(157)
Change due to unrealized capital gains/(losses) on available-for-sale securities	933	652		1,585
Balance as of September 30, 2022	$2,096	$798		$2,894

	2021
	DAC	VOBA		Total
Balance as of January 1, 2021	$1,440	$70		$1,510
Deferrals of commissions and expenses	73	5		78
Amortization:
Amortization, excluding unlocking(2)	(590)	(265)		(855)
Unlocking(1)	(21)	13		(8)
Interest accrued	81	27	(3)	108
Net amortization included in Condensed Consolidated Statements of Operations	(530)	(225)		(755)
Change due to unrealized capital gains/(losses) on available-for-sale securities	211	293		504
Balance as of September 30, 2021	$1,194	$143		$1,337
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) There was no loss recognition during 2022. During 2021, the Company recorded loss recognition of $351 and $87 for DAC and VOBA, respectively.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	September 30, 2022
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$178	$10	$(209)	$(21)
Reinsurance recoverable, net of allowance for credit losses	—	—	13,582	13,582
Total	$178	$10	$13,373	$13,561

Liabilities
Future policy benefits and contract owner account balances	$52,445	$1,056	$—	$53,501
Liability for funds withheld under reinsurance agreements	102	—	—	102
Total	$52,547	$1,056	$—	$53,603

	December 31, 2021
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$169	$8	$(213)	$(36)
Reinsurance recoverable	—	—	13,671	13,671
Total	$169	$8	$13,458	$13,635

Liabilities
Future policy benefits and contract owner account balances	$51,648	$1,110	$—	$52,758
Liability for funds withheld under reinsurance agreements	203	—	—	203
Total	$51,851	$1,110	$—	$52,961

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended September 30,
	2022	2021
Premiums:
Direct premiums	$815	$756
Reinsurance assumed	6	8
Reinsurance ceded	(214)	(191)
Net premiums	$607	$573

Fee income:
Gross fee income	$533	$587
Reinsurance assumed	5	4
Reinsurance ceded	(103)	(104)
Net fee income	$435	$487

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,474	$1,227
Reinsurance assumed	13	16
Reinsurance ceded	(937)	(529)
Net interest credited and other benefits to contract owners / policyholders	$550	$714

	Nine Months Ended September 30,
	2022	2021
Premiums:
Direct premiums	$2,443	$2,288
Reinsurance assumed	19	22
Reinsurance ceded	(647)	(6,208)
Net premiums	$1,815	$(3,898)

Fee income:
Gross fee income	$1,576	$1,684
Reinsurance assumed	14	13
Reinsurance ceded	(311)	(316)
Net fee income	$1,279	$1,381

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$3,428	$4,231
Reinsurance assumed	35	57
Reinsurance ceded	(1,605)	(7,078)
Net interest credited and other benefits to contract owners / policyholders	$1,858	$(2,790)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of September 30, 2022 and December 31, 2021, the Company has a deposit asset of $1.6 billion which is reported in Other assets on the accompanying Condensed Consolidated Balance Sheets.

8.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan"), the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan") and the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (the "2019 Omnibus Plan") (together, the "Omnibus Plans"). As of September 30, 2022, common stock reserved and available for issuance under the 2013 Omnibus Plan, the 2014 Omnibus Plan and the 2019 Omnibus Plan was 347,663, 3,050,166 and 7,756,078 shares, respectively.

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan ("Director Plan").

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted Stock Unit (RSU) awards	$8	$8	$38	$34
Performance Stock Unit (PSU) awards	6	10	37	40
Stock options	—	—	—	1
Total share-based compensation expense	14	18	75	75
Income tax benefit	3	4	21	19
After-tax share-based compensation expense	$11	$14	$54	$56

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the Director Plan for the periods indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	1.4		$57.53	2.0	$54.05
Adjustment for PSU performance factor	—		—	0.2	59.13
Granted	0.8		65.32	0.9	56.67
Vested	(0.7)		56.65	(0.9)	50.28
Forfeited	—	*	61.14	(0.1)	54.42
Outstanding as of September 30, 2022	1.5		$60.84	2.1	$55.69
*Less than 0.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2022	1.8	$42.91
Granted	—	—
Exercised	(0.1)	40.68
Forfeited	—	—
Outstanding as of September 30, 2022	1.7	$43.07
Vested, exercisable, as of September 30, 2022	1.7	$43.07

9.     Shareholders' Equity

Noncontrolling Interest

Noncontrolling interest in limited partnerships increased from $1,568 at December 31, 2021 to $1,590 at September 30, 2022 as a result of an increase in net contributions and consolidation of one additional fund, partially offset by unfavorable market depreciation in limited partnership investments. See the Consolidated and Nonconsolidated Investment Entities Note to these Condensed Consolidated Financial Statements for additional details over changes in noncontrolling interest during the year and impacting Shareholders' Equity.

Redeemable Noncontrolling Interest

At September 30, 2022, the Company had a redeemable noncontrolling interest of $155 associated with Allianz's 24% economic stake in Newco. This redeemable noncontrolling interest has been classified as mezzanine equity because in the event of a change in control of the Company, which is not solely within the control of the Company, the redeemable noncontrolling interest could become redeemable for cash or other assets at the option of the holder. A change in control of the Company is not considered probable as of September 30, 2022. Therefore, the redeemable noncontrolling interest has not been remeasured to its redemption value.

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued		Held in Treasury	Outstanding
Balance, January 1, 2021	143.3		19.1	124.2
Common shares issued	0.1		—	0.1
Common shares acquired - share repurchase	—		17.9	(17.9)
Share-based compensation	2.4		1.0	1.4
Treasury Stock retirement	(36.8)		(36.8)	—
Balance, December 31, 2021	109.0		1.2	107.8
Common shares issued	—	*	—	—
Common shares acquired - share repurchase	—		11.7	(11.7)
Share-based compensation	1.7		0.6	1.1
Balance, September 30, 2022	110.7		13.5	97.2
*less than 0.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividends declared per share of Common Stock	$0.20	$0.165	$0.60	$0.495

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

The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions during the nine months ended September 30, 2022.

2022
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
June 21, 2022	$250	3,382,950	September 20, 2022	819,566	4,202,516
March 17, 2022	$275	3,305,786	May 11, 2022	890,112	4,195,898

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The exercise price of the warrants at the time of issuance was $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. On March 12, 2018, ING Group sold its remaining interests in the warrants and no longer owns any warrants. On September 29, 2022, the Company paid a quarterly dividend of $0.20 per share on its common stock. As a consequence, the exercise price of the warrants to purchase shares of common stock was adjusted to $47.07 per share of common stock and the number of shares of common stock for which each warrant is exercisable has been adjusted to 1.035601267. As of September 30, 2022, no warrants have been exercised.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Preferred Stock

As of September 30, 2022 and December 31, 2021, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	September 30, 2022		December 31, 2021
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended September 30,	Per Share	Aggregate	Per Share	Aggregate
2022	$30.625	$10	$13.375	$4
2021	30.625	10	13.375	4
Nine Months Ended September 30,
2022	$61.250	$20	$40.125	$12
2021	61.250	20	40.125	12
As of September 30, 2022, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2022	2021	2022	2021
Earnings
Net income (loss) available to common shareholders:
Income (loss) from continuing operations	$69	$371	$296	$2,373
Less: Preferred stock dividends	14	14	32	32
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(138)	214	(20)	661
Income (loss) from continuing operations available to common shareholders	193	143	284	1,680
Income (loss) from discontinued operations, net of tax	—	(1)	—	7
Net income (loss) available to common shareholders	$193	$142	$284	$1,687

Weighted average common shares outstanding
Basic	97.9	113.4	101.9	118.8
Dilutive Effect:
Warrants	6.2	6.7	7.2	6.5
RSU awards	0.9	1.0	0.9	1.0
PSU awards	0.9	0.7	0.8	0.8
Stock Options	0.5	0.6	0.6	0.7
Diluted	106.4	122.4	111.4	127.8

Basic(1)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.98	$1.25	$2.79	$14.13
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$—	$(0.01)	$—	$0.06
Income (loss) available to Voya Financial, Inc.'s common shareholders	$1.98	$1.24	$2.79	$14.19
Diluted(1)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$1.82	$1.16	$2.55	$13.14
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$—	$(0.01)	$—	$0.05
Income (loss) available to Voya Financial, Inc.'s common shareholders	$1.82	$1.15	$2.55	$13.19
(1) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

11.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of AOCI as of the dates indicated:

	September 30,
	2022	2021
Fixed maturities, net of impairment	$(3,669)	$3,521
Derivatives(1)	187	82
DAC/VOBA adjustment on available-for-sale securities(2)	817	(821)	(3)
Premium deficiency reserve adjustment(2)	—	(15)
Other intangibles adjustment on available-for-sale securities(2)	(8)	5
Unrealized capital gains (losses), before tax	(2,673)	2,772
Deferred income tax asset (liability)	684	(459)
Net unrealized capital gains (losses)	(1,989)	2,313
Pension and other postretirement benefits liability, net of tax	3	3
AOCI	$(1,986)	$2,316
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2022, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $19.
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

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2022
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,743)		$367	$(1,376)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(1)		—	(1)
DAC/VOBA	395		(83)	312
Other intangibles	(4)		1	(3)
Change in unrealized gains (losses) on available-for-sale securities	(1,353)		285	(1,068)

Derivatives:
Derivatives	63	(1)	(14)	49
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	58		(13)	45
Change in Accumulated other comprehensive income (loss)	$(1,295)		$272	$(1,023)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2022
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(6,954)		$1,461	$(5,493)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	89		(19)	70
DAC/VOBA	1,585	(1)	(333)	1,252
Premium deficiency reserve adjustment	14		(3)	11
Other intangibles	(13)		3	(10)
Change in unrealized gains (losses) on available-for-sale securities	(5,279)		1,109	(4,170)

Derivatives:
Derivatives	122	(2)	(26)	96
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(15)		3	(12)
Change in unrealized gains (losses) on derivatives	107		(23)	84
Change in Accumulated other comprehensive income (loss)	$(5,172)		$1,086	$(4,086)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information

	Three Months Ended September 30, 2021
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(196)		$41	$(155)
Other	(2)		—	(2)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(22)		4	(18)
DAC/VOBA	56		(12)	44
Other intangibles	1		—	1
Change in unrealized gains (losses) on available-for-sale securities	(163)		33	(130)

Derivatives:
Derivatives	23	(1)	(4)	19
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	18		(3)	15
Change in Accumulated other comprehensive income (loss)	$(145)		$30	$(115)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information    .

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2021
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,295)		$461	$(2,834)
Other	(2)		—	(2)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(1,797)		377	(1,420)
DAC/VOBA	1,250	(1)	(263)	987
Premium deficiency reserve adjustment	445		(93)	352
Other intangibles	420		(88)	332
Change in unrealized gains (losses) on available-for-sale securities	(2,979)		394	(2,585)

Derivatives:
Derivatives	21	(2)	(4)	17
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(16)		3	(13)
Change in unrealized gains (losses) on derivatives	5		(1)	4

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$(2,975)		$393	$(2,582)
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

The Company's effective tax rate for the three and nine months ended September 30, 2022 was 31.7% and 14.2%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD"), tax credits and noncontrolling interest.

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

In August 2022, the Inflation Reduction Act ("IRA of 2022") was signed into law creating the corporate alternative minimum tax ("CAMT"). The IRA of 2022 has tasked the U.S. Department of Treasury with issuing regulations at a future date. As these

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

regulations have not yet been issued, the Company is uncertain as to whether it will qualify for the CAMT and will continue to evaluate the applicability as more guidance is provided.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of September 30, 2022, the Company had year-to-date losses on securities of $5,172 in Other comprehensive income primarily driven by increases in interest rates. The Company determined that the increase in unrealized losses on fixed income investments will be offset in future years by the ordinary income produced from these investments as they reach maturity. Additionally, operating income remained positive for the period and was largely consistent with the 2021 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on form 10-K.

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

13.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt securities issued and outstanding as of September 30, 2022 and December 31, 2021:

	Issuer	Maturity	September 30, 2022	December 31, 2021
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	$445	$445
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	395	395
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048(4)	Voya Financial, Inc.	01/23/2048	336	345
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053(4)	Voya Financial, Inc.	05/15/2053	388	740
7.25% Voya Holdings Inc. debentures, due 2023(1)	Voya Holdings, Inc.	08/15/2023	140	140
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings, Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings, Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	3	3
Subtotal			2,235	2,596
Less: Current portion of long-term debt			141	1
Total			$2,094	$2,595
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.
(4) See the Junior Subordinated Notes section below.

As of September 30, 2022, the Company was in compliance with its debt covenants.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Aetna Notes

As of September 30, 2022, the outstanding principal amount of the Aetna Notes was $358, which is guaranteed by ING Group. As of September 30, 2022, the Company provided $365 of collateral benefiting ING Group, comprised of a deposit of $202 to a control account with a third-party collateral agent and $163 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Junior Subordinated Notes

During the nine months ended September 30, 2022, the Company repurchased $357 par value of its 5.65% Fixed-to-Floating Rate Junior Subordinated Note, due 2053, on the open market, resulting in loss on debt extinguishment of $5, which is included in Interest expense on the Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2022, the Company repurchased $10 par value of its 4.7% Fixed-to-Floating Rate Junior Subordinated Note, due 2048, on the open market, resulting in gain on debt extinguishment of $1, which is included in Interest expense on the Condensed Consolidated Statements of Operations.

Senior Unsecured Credit Facility Agreement

As of September 30, 2022, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 of committed capacity for issuing letters of credit and the full $500 may be utilized for direct borrowings. As of September 30, 2022, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $6,150, which may increase upon any future equity issuances by the Company.

14.    Commitments and Contingencies

Leases

During the nine months ended September 30, 2022, the Company recorded an impairment of $3 on its right-of-use asset associated with leased office space, which is included in Operating expenses in the Condensed Consolidated Statements of Operations. There was no impairment on the Company's right-of-use asset associated with leased office space during the three months ended September 30, 2022.

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

As of September 30, 2022, the Company had off-balance sheet commitments to acquire mortgage loans of $147 and purchase limited partnerships and private placement investments of $1,054, of which $398 related to consolidated investment entities.

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

	September 30, 2022	December 31, 2021
Fixed maturity collateral pledged to FHLB (1)	$1,678	$1,881
FHLB restricted stock(2)	71	78
Other fixed maturities-state deposits	34	46
Cash and cash equivalents	31	31
Securities pledged(3)	1,123	1,198
Total restricted assets	$2,937	$3,234
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $854 and $969 as of September 30, 2022 and December 31, 2021, respectively. In addition, as of September 30, 2022 and December 31, 2021, the Company delivered securities as collateral of $149 and $124 and repurchase agreements of $120 and $105, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2022 and December 31, 2021, the Company had $1,369 and $1,461 respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, assets with a market value of approximately $1,678 and $1,881, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25.

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

Litigation includes Henkel of America v. ReliaStar Life Insurance Company, et al. (USDC District of Connecticut, No. 1:18cv-00965)(filed June 8, 2018). Plaintiff alleges that ReliaStar breached the terms of a stop loss policy it issued to Plaintiff by refusing to reimburse Plaintiff for more than $47 in claims incurred by participants in prior years and submitted for coverage under the stop loss policy. Plaintiff alleges a breach of contract claim or, in the alternative, that the stop loss policy be declared to cover the submitted claims, and also asserts that ReliaStar engaged in unfair trade practices and unfair insurance practices in violation of state statutes, and did so willfully and intentionally to warrant an award of punitive damages under state law. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

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

As of September 30, 2022, approximately $129 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $286 and $317 as of September 30, 2022 and December 31, 2021, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if Voya remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 8 and 7 CLOs as of September 30, 2022 and December 31, 2021, respectively. The one additional CLO was consolidated during the first half of 2022 with impacts reflected within the Cash and cash equivalents, Corporate loans, at fair value using the fair value option, CLO notes, at fair value using the fair value option, and Other liabilities within the CIE sections of the Company's Condensed Consolidated Balance Sheets. There was no impact to the Company's Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2022.

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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 12 and 11 funds, which were structured as partnerships, as of September 30, 2022 and December 31, 2021, respectively. The one additional fund was consolidated during the three months ended September 30, 2022 with impacts reflected within the Limited partnerships/corporations, at fair value, Cash and cash equivalents, Other assets, and Other liabilities within the CIEs sections of the Company's Condensed Consolidated Balance Sheets, the Net investment income and Other expense within the CIEs sections of the Company's Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2022.

The noncontrolling interest related to these partnerships increased from $1,568 at December 31, 2021 to $1,590 at September 30, 2022. Changes in market value, contributions, and distributions related to these investments in partnerships directly impact the noncontrolling interest component of Shareholders' Equity on the Company's Condensed Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by an increase in net contributions and consolidation of one additional fund, partially offset by unfavorable market depreciation in limited partnership investments. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	September 30, 2022	December 31, 2021
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$95	$171
Corporate loans, at fair value using the fair value option	1,161	1,111
Limited partnerships/corporations, at fair value	2,879	2,469
Other assets	60	28
Total VIE assets	4,195	3,779
Total assets of consolidated investment entities	$4,195	$3,779

Liabilities and Shareholders' Equity of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$1,028	$880
Other liabilities	1,291	1,013
Total VIE liabilities	2,319	1,893
Total liabilities of consolidated investment entities	2,319	1,893

Noncontrolling interest	1,590	1,568
Total VIE shareholders' equity	1,590	1,568
Total liabilities and shareholders' equity of consolidated investment entities	$3,909	$3,461

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2023 and 2040, paying interest at LIBOR, SOFR, EURIBOR or PRIME plus a spread of up to 10.0%. As of September 30, 2022 and December 31, 2021, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $61 and $8, respectively. Less than 1.0% of the collateral assets were in default as of September 30, 2022 and December 31, 2021.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 8.8% for the more subordinated tranches. CLO notes mature in 2026 and 2034, and have a weighted average maturity of 11 years as of September 30, 2022. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of September 30, 2022 and December 31, 2021, certain private equity funds maintained term loans and revolving lines of credit of $1,203 and $1,214, respectively. The term loans mature in three to five years, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at LIBOR/EURIBOR plus 150 - 200 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of September 30, 2022 and December 31, 2021, outstanding borrowings amount to $1,113 and $697, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of September 30, 2022:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$95	$—	$—	$—	$95
Corporate loans, at fair value using the fair value option	—	1,161	—	—	1,161
Limited partnerships/corporations, at fair value	—	—	—	2,879	2,879
Total assets, at fair value	$95	$1,161	$—	$2,879	$4,135
Liabilities
CLO notes, at fair value using the fair value option	$—	$1,028	$—	$—	$1,028
Total liabilities, at fair value	$—	$1,028	$—	$—	$1,028

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2021:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$171	$—	$—	$—	$171
Corporate loans, at fair value using the fair value option	—	1,111	—	—	1,111
Limited partnerships/corporations, at fair value	—	—	—	2,469	2,469
Total assets, at fair value	$171	$1,111	$—	$2,469	$3,751
Liabilities
CLO notes, at fair value using the fair value option	$—	$880	$—	$—	$880
Total liabilities, at fair value	$—	$880	$—	$—	$880

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and nine months ended September 30, 2022 and 2021, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

During the three and nine months ended September 30, 2022 and 2021, the Company had no deconsolidations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of September 30, 2022 and December 31, 2021, the Company held $374 and $415 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

LPs

As of September 30, 2022 and December 31, 2021, the Company held $1,783 and $1,739 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

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

16.     Restructuring

Organizational Restructuring

Pursuant to the Company executing the Resolution MTA and the Individual Life Transaction, the Company sold five of its legal subsidiaries, SLD, SLDI, RRII, MUL and VAE to Resolution Life US, which is an insurance holding company newly formed by RLGH, a Bermuda-based limited partnership. The Company also executed an agreement with Cetera on June 9, 2021, where Cetera acquired the independent financial planning channel of VFA. Additionally, the Company transferred or ceased usage of a substantial number of administrative systems and is undertaking restructuring efforts to reduce stranded expenses associated with its Individual Life business and independent financial planning channel as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly and indirectly related to these dispositions beyond the third quarter of 2022, of $15 to $25 in addition to the $91 incurred during 2021 and $22 incurred for the nine months ended September 30, 2022.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Amounts Incurred to Date(1)
	2022	2021	2022	2021
Severance benefits	$(2)	$5	$—	$19	$84
Organizational transition costs	5	19	22	57	414
Total restructuring expenses	$3	$24	$22	$76	$498
Continuing operations	$3	$24	$22	$76	$433
Discontinued operations	$—	$—	$—	$—	$65
(1) Includes expenses incurred during 2017-2022.

The following table presents the accrued liability associated with Organizational Restructuring expenses as of September 30, 2022:

	Severance Benefits	Organizational Transition Costs	Total
Accrued liability as of January 1, 2022	$30	$22	$52
Provision	—	22	22
Payments	(8)	(39)	(47)
Accrued liability as of September 30, 2022	$22	$5	$27

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
•Income (loss) attributable to noncontrolling interest, which represents the interest of shareholders, other than those of the Company, in the gains and (losses) of consolidated entities, such as Allianz's stake in the results of VIM Holdings LLC (referred to as redeemable noncontrolling interest and Allianz noncontrolling interest) or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled;
•Dividend payments made to preferred shareholders are included as reductions to reflect the Adjusted operating earnings that is available to common shareholders;
•Income (loss) related to early extinguishment of debt, which includes losses incurred as a result of transactions where the Company repurchases outstanding principal amounts of debt. These losses are excluded from Adjusted operating earnings before income taxes since the outcome of decisions to restructure debt are not indicative of normal operations;
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) from continuing operations before income taxes	$101	$411	$345	$2,477
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	(5)	(1)	(144)	66
Net guaranteed benefit gains (losses) and related charges and adjustments	(8)	(3)	(27)	2
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(14)	(173)	(111)	798
Income (loss) attributable to noncontrolling interest	(138)	214	(20)	661
Income (loss) related to early extinguishment of debt	1	—	(3)	(10)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	—	4	—
Dividend payments made to preferred shareholders	14	14	32	32
Other adjustments	(47)	(28)	(116)	(86)
Total adjustments to income (loss) from continuing operations	$(197)	$22	$(385)	$1,463

Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$168	$319	$560	$869
Health Solutions	149	71	217	171
Investment Management	51	63	129	180
Corporate	(57)	(65)	(163)	(207)
Total including Allianz noncontrolling interest	$311	$388	$743	$1,014
Less: Earnings (loss) attributable to Allianz noncontrolling interest	12	—	12	—
Total	$299	$388	$730	$1,014

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

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$1,338	$2,009	$4,371	$2,555

Adjustments:
Net investment gains (losses) and related charges and adjustments	(9)	(5)	(166)	(44)
Gains (losses) on change in fair value of derivatives related to guaranteed benefits	(8)	(3)	(27)	2
Revenues related to businesses exited or to be exited through reinsurance or divestment	(38)	57	(143)	(3,356)
Revenues attributable to noncontrolling interest	(130)	228	11	697
Other adjustments	30	44	66	358
Total adjustments to revenues	$(156)	$320	$(258)	$(2,343)

Adjusted operating revenues by segment:
Wealth Solutions	$643	$857	$2,103	$2,446
Health Solutions	646	606	1,933	1,796
Investment Management	192	200	542	582
Corporate	13	25	51	73
Total	$1,494	$1,689	$4,629	$4,898

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Management intersegment revenues	$23	$23	$68	$68

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	September 30, 2022	December 31, 2021
Wealth Solutions	$110,324	$137,544
Health Solutions	2,751	3,002
Investment Management	1,532	1,226
Corporate	25,532	26,025
Total assets, before consolidation(1)	140,139	167,797
Consolidation of investment entities	3,909	3,465
Total assets	$144,048	$171,262
(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

18.    Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. As of September 30, 2022 and December 31, 2021, the Company had $252 and $72 in goodwill, respectively, which was related to the Investment Management, Wealth Solutions and Health Solutions segments. There is no accumulated impairment balance associated with goodwill. The Company performs a goodwill impairment analysis annually and more frequently if facts and circumstances indicate that goodwill may be impaired. The Company performed impairment testing as of December 31, 2021, and based on the analyses, concluded no goodwill impairment. No indicators of impairment were identified during the nine months ended September 30, 2022.

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	September 30, 2022			December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Customer Relationship lists	N/A	$345	$—	$345	$—	$—	$—
Management contract rights	N/A	5	—	5	—	—	—
Total indefinite-life intangibles		350	—	350	—	—	—
Definite-life intangibles:
Management contract rights	20 years	682	551	131	550	550	—
Customer relationship lists	20 years	134	109	25	134	104	30
Computer software	3 years	488	422	66	470	403	67
Total definite-life intangibles		1,304	1,082	222	1,154	1,057	97
Total intangible assets		$1,654	$1,082	$572	$1,154	$1,057	$97

Indefinite-life intangibles are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Amortization of definite-life intangible assets is included in the Condensed Consolidated Statements of Operations in Operating expenses. Amortization expense related to intangible assets were $10 and $27 for the three and nine months ended September 30, 2022 and $10 and $33 for three and nine months ended September 30, 2021.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The estimated amortization of intangible assets are as follows:

Year	Amount
2022*	$14
2023	41
2024	26
2025	17
2026	12
2027	11
*Estimated amortization for 2022 represents the expense for the remaining three months of 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 and financial condition as of September 30, 2022 and December 31, 2021. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report on Form 10-K").

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

On July 25, 2022, we completed a series of transactions pursuant to a Combination Agreement dated June 13, 2022 (the “Agreement”) with Voya Investment Management LLC, a Delaware limited liability company and our indirect subsidiary (“Voya IM”), Allianz SE, a stock corporation organized and existing under the laws of the European Union and the Federal Republic of Germany (“Allianz”), Allianz Global Investors U.S. LLC, a Delaware limited liability company and an indirect subsidiary of Allianz (“AGI U.S.”), and VIM Holdings LLC, a newly formed Delaware limited liability company (“Newco”), pursuant to which the parties combined Voya IM with assets and teams comprising specified transferred strategies managed by AGI U.S. The acquisition enables us to increase international scale and distribution of our investment products and provides diverse investment strategies that meet the needs of a larger more global client base. In connection with the acquisition, we have incurred $37 million of transaction and integration expenses in the current quarter and expect to incur additional integration expenses in future periods. These expenses include consulting, legal and business integration expenses and are recorded in Operating expenses in our Condensed Consolidated Statements of Operations in the period they are incurred, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments. For further details, refer to the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

On November 1, 2022, Voya Investment Management Alternative Assets, LLC (“VIMAA”), one of our indirect subsidiaries, acquired all of the issued and outstanding equity interests of Czech Asset Management, L.P., a Delaware limited partnership, a private credit asset manager dedicated to the U.S. middle market pursuant to a sales and purchase agreement (“SPA”) entered into on August 1, 2022 with Czech Management GP, LLC, a Delaware limited liability company, and Czech Holdings, LLC, a Delaware limited liability company. The acquisition was executed for cash consideration and will expand VIMAA’s private and leveraged credit business and is subject to conditions as defined in the SPA.

On November 1, 2022, our Company and Origami Squirrel Acquisition Corp, a newly formed Delaware corporation and our wholly owned subsidiary (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Benefitfocus, Inc. (“BNFT”), a Delaware corporation, pursuant to which, Merger Sub will merge with and into BNFT (the “Merger”), with BNFT surviving such Merger as our wholly owned subsidiary. The transaction is expected to close in the first quarter of 2023, subject to terms and customary closing conditions as set in the Merger agreement. For further details, refer to the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Discontinued Operations

The Individual Life Transaction

On January 4, 2021, we completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019, with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired Security Life of Denver Company ("SLD"), Security Life of Denver International Limited ("SLDI") and Roaring River II, Inc. ("RRII") including several subsidiaries of SLD. We determined that the entities disposed of met the criteria to be classified as discontinued operations and that the sale represented a strategic shift that had a major effect on the Company’s operations. Income (loss) from discontinued operations, net of tax, for the nine months ended September 30, 2021 included a reduction to loss on sale, net of tax of $7 associated with the transaction. For more information related to this transaction, refer to the Discontinued Operations Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on form 10-K.

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

COVID-19 and its Effect on the Global Economy

COVID-19, the disease caused by the novel coronavirus, has had a significant adverse effect on the global economy since March of 2020. Even though vaccinations are widely available in many countries, including the United States, the disease continues to spread throughout the world. The persistence of new infections, including the introduction of new variants, has impacted the re-opening of the U.S. economy and, even in regions where restrictions have largely been lifted, economic activity has been slow to recover. Longer-term, the economic outlook is uncertain, but may depend in significant part on progress with respect to effective therapies to treat COVID-19 or the approval of additional vaccines and the pace at which they are administered globally.

Effect on Voya Financial - Financial Condition, Capital and Liquidity

Because both public health and economic circumstances are changing so rapidly at present, it is impossible to predict how COVID-19 will affect Voya Financial’s future financial condition. Absent a further significant and prolonged market shock, however, we do not anticipate a material effect on our balance sheet, statutory capital, or liquidity. Our capital levels remain strong and significantly above our targets. As of September 30, 2022, our estimated combined RBC ratio, with adjustments for certain intercompany transactions, was 447%, above our 375% target.

During the nine months ended September 30, 2022, we completed repurchases of approximately $750 million of our common shares. We do not anticipate any reduction in our common shareholder dividend and continue to monitor the dividends-paying capacity of our insurance subsidiaries. We have distributed $1.2 billion in 2022 from our insurance subsidiaries.

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

Investment Management

The lingering effects of COVID-19 combined with geopolitical uncertainty are driving higher inflation resulting in equity market volatility and higher interest rates. In Investment Management, this has resulted in lower AUM levels in both equity and fixed income assets with a corresponding reduction of fee-based margin. While investment capital has been revaluated higher over the last year, lingering economic uncertainty resulted in investment capital results declining in the third quarter . The higher outflows seen with our retail business at the outset of the pandemic subsided in the prior year however retail outflows have increased in recent quarters due to market impacts. The pandemic has made generating new business leads more challenging, resulting in a reduction in sales meetings and activities that could drive a lower level of sales activity during the year. If the pandemic persists and the economy fails to grow, or declines from current levels, asset values could be negatively impacted resulting in lower management fee revenue and/or investment capital returns.

Interest Rate Environment

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•Our general account investment portfolio, which was approximately $39.2 billion as of September 30, 2022, consists predominantly of fixed income investments. In prior years during the prolonged low interest rate environment, the yield we earned on new investments has been lower than the yields earned on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2022 will earn an average yield higher than the prevailing portfolio yield. However, heightened market volatility implies greater uncertainly around the path of interest rates and the outlook for new money investments going forward. New purchase yields at current market levels would be higher than the yield of maturing assets. In addition, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.
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

Stranded Costs

As a result of the Individual Life Transaction, the historical revenues and certain expenses of the divested businesses have been classified as discontinued operations. Historical revenues and certain expenses of the businesses that have been divested via reinsurance at closing of the Individual Life Transaction (including an insignificant amount of Individual Life and non-Wealth Solutions annuities that are not part of the transaction) are reported within continuing operations, but are excluded from adjusted operating earnings as businesses exited or to be exited through reinsurance or divestment. Expenses classified within discontinued operations and businesses exited or to be exited through reinsurance include only direct operating expenses incurred by these businesses and then only to the extent that the nature of such expenses was such that we ceased to incur such expenses upon the close of the Individual Life Transaction. Certain other direct costs of these businesses, including those relating to activities for which we provide transitional services and for which we are reimbursed under transition services agreements (“TSAs”) are reported within continuing operations along with the associated revenues from the TSAs. Additionally, indirect costs, such as those related to corporate and shared service functions that were previously allocated to the businesses sold or divested via reinsurance, are reported within continuing operations. These costs ("Stranded Costs") and the associated revenues from the TSAs are reported within continuing operations in Corporate, since we do not believe that they are representative of the future run-rate of revenues and expenses of the continuing operations of our business segments. We have implemented a cost reduction strategy to address Stranded Costs and completed the removal of Stranded Costs during the third quarter of 2022. Some transformation initiatives related to TSAs will continue beyond the third quarter of 2022, however, they are not expected to result in any net Stranded Costs. Refer to Restructuring in the section below for more information on this program.

Restructuring

Organizational Restructuring

Pursuant to the Company executing the Resolution MTA and the Individual Life Transaction, the Company sold five of its legal subsidiaries, SLD, SLDI, RRII, MUL and VAE to Resolution Life US, which is an insurance holding company newly formed by RLGH, a Bermuda-based limited partnership. The Company also executed an agreement with Cetera on June 9, 2021, where Cetera acquired the independent financial planning channel of VFA. Additionally, the Company transferred or ceased usage of a substantial number of administrative systems and is undertaking restructuring efforts to reduce stranded expenses associated with its Individual Life business and independent financial planning channel as well as its corporate and shared services functions. The Company anticipates incurring additional restructuring expenses directly and indirectly related to these dispositions beyond the third quarter of 2022, of $15 million to $25 million in addition to the $91 million incurred during 2021 and $22 million incurred for the nine months ended September 30, 2022.

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

AUM and AUA

The following table presents AUM and AUA as of the dates indicated:

	As of September 30,
($ in millions)	2022	2021
AUM and AUA:
Wealth Solutions	$450,718	$524,466
Health Solutions	1,952	1,941
Investment Management	369,210	313,399
Eliminations/Other	(110,958)	(122,282)
Total AUM and AUA(1)	$710,922	$717,524

AUM	426,206	387,044
AUA	284,716	330,480
Total AUM and AUA(1)	$710,922	$717,524
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

Results of Operations - Company Condensed Consolidated

The following table presents a summary of condensed consolidated financial information for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2022	2021	Change	2022	2021	Change
Revenues:
Net investment income	$522	$731	$(209)	$1,733	$2,101	$(368)
Fee income	435	487	(52)	1,279	1,381	(102)
Premiums	607	573	34	1,815	(3,898)	5,713
Net gains (losses)	(123)	(103)	(20)	(635)	1,602	(2,237)
Other revenue	33	46	(13)	117	530	(413)
Income (loss) related to consolidated investment entities	(136)	275	(411)	62	839	(777)
Total revenues	1,338	2,009	(671)	4,371	2,555	1,816
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	550	714	(164)	1,858	(2,790)	4,648
Operating expenses	632	642	(10)	1,869	1,950	(81)
Net amortization of Deferred policy acquisition costs and Value of business acquired (1)	10	190	(180)	157	755	(598)
Interest expense	31	39	(8)	104	127	(23)
Operating expenses related to consolidated investment entities	14	13	1	38	36	2
Total benefits and expenses	1,237	1,598	(361)	4,026	78	3,948
Income (loss) from continuing operations before income taxes	101	411	(310)	345	2,477	(2,132)
Income tax expense (benefit)	32	40	(8)	49	104	(55)
Income (loss) from continuing operations	69	371	(302)	296	2,373	(2,077)
Income (loss) from discontinued operations, net of tax	—	(1)	1	—	7	(7)
Net Income (loss)	69	370	(301)	296	2,380	(2,084)
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(138)	214	(352)	(20)	661	(681)
Less: Preferred stock dividends	14	14	—	32	32	—
Net income (loss) available to our common shareholders	$193	$142	$51	$284	$1,687	$(1,403)
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

Consolidated - Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Total Revenues

Total revenues decreased $671 million from $2,009 million to $1,338 million. The following items contributed to the overall decrease.

Net investment income decreased $209 million from $731 million to $522 million primarily due to:

•lower alternative investment and prepayment fee income primarily driven by the impact of equity market performance.

Fee income decreased $52 million from $487 million to $435 million primarily due to:

•lower fee income in Wealth Solutions primarily driven by low average equity markets and a lower earned rate.

The decrease was partially offset by:

•higher fee income in Investment Management primarily due to the addition of the AGI U.S. business, partially offset by lower average equity markets.

Premiums increased $34 million from $573 million to $607 million primarily due to:

•higher premiums driven by growth across all blocks of business in Health Solutions.

Net gains (losses) increased $20 million from a loss of $103 million to a loss of $123 million primarily due to:

•higher unfavorable mark-to-market adjustments on securities subject to fair value option accounting due to interest rate movements;
•losses from market value changes associated with our reinsured businesses, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders; and
•a favorable change in the allowance for losses on commercial mortgage loans in the prior period.

The increase was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements.

Other revenue decreased $13 million from $46 million to $33 million primarily due to:

•lower revenue from transition services agreements.

The decrease was partially offset by:

•an unfavorable adjustment in the prior period to the gain on sale of the independent financial planning channel of VFA.

Income (loss) related to consolidated investment entities decreased $411 million from income of $275 million to loss of $136 million primarily due to:

•equity market impacts to limited partnership valuations.

Total Benefits and Expenses

Total benefits and expenses decreased $361 million from $1,598 million to $1,237 million. The following items contributed to the overall decrease.

Interest credited and other benefits to contract owners/policyholders decreased $164 million from $714 million to $550 million primarily due to:

•a reserve release in Health Solutions driven by third quarter annual assumption updates and lower claims in Group Life, primarily related to lower COVID-19 claims, partially offset by growth in Stop Loss and Voluntary blocks of business; and
•market value impacts and changes in the reinsurance deposit assets associated with our reinsured businesses, which are fully offset by a corresponding amount in Net gains (losses).

Operating expenses decreased $10 million from $642 million to $632 million primarily due to:

•lower incentive compensation in our Corporate and Investment Management segments primarily due to higher earnings in the prior period;
•lower restructuring charges;
•a prior period legal accrual in Wealth Solutions; and
•lower stranded costs in the current period due to increased benefits from cost savings.

The decrease was partially offset by:

•transaction and integration costs driven by the addition of the AGI U.S. business; and
•an increase in growth-based expenses in Health Solutions and higher expenses in Investment Management driven by the addition of the AGI U.S. business.

Net amortization of DAC/VOBA decreased $180 million from $190 million to $10 million primarily due to:

•unfavorable unlocking in business exited driven by third quarter annual assumption updates in the prior period; and
•higher favorable DAC unlocking in Wealth Solutions primarily due to third quarter annual assumption updates in the current period.

The decrease was partially offset by:

•unfavorable unlocking in business exited driven by interest rate movements.

Interest expense decreased $8 million from $39 million to $31 million primarily due to:

•lower interest expense as a result of cumulative debt extinguishment; and
•income related to debt extinguished at a discount during the current period.

Income Tax Expense

Income tax expense decreased $8 million from $40 million to $32 million primarily due to:

•a decrease in income before income taxes; and
•an increase in the dividends received deduction ("DRD").

The decrease was partially offset by:

•a change in noncontrolling interest.

Loss from Discontinued Operations, net of Tax

Income (loss) from discontinued operations, net of tax decreased $1 million from $1 million to $0 million primarily due to:

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

Net investment gains (losses) and related charges and adjustments increase $4 million from a loss of $1 million to a loss of $5 million primarily due to:
•higher unfavorable mark-to-market adjustments on securities subject to fair value option accounting due to interest rate movements.

The increase was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements.

Net guaranteed benefit gains (losses) and related charges and adjustments increase $5 million from a loss of $3 million to a loss of $8 million primarily due to:

•unfavorable changes in derivative valuations due to interest rate movements.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment decreased $159 million from a loss of $173 million to a loss of $14 million primarily due to:

•prior period annual assumption updates which resulted in a write-down of DAC and VOBA related to our businesses ceded to SLD at the close of the Individual Life Transaction; and
•an unfavorable adjustment in the prior period related to the net gain related to the sale of the independent financial planning channel of VFA.

The decrease was partially offset by:

•unfavorable unlocking driven by interest rate movements.

Income (loss) related to early extinguishment of debt increased $1 million from $0 million to income of $1 million primarily due to:

•debt extinguished at a discount during the current period.

Other adjustments increased $19 million from a loss of $28 million to a loss of $47 million primarily due to:
•transaction and integration costs driven by the addition of the AGI U.S. business.

The increase was partially offset by:

•lower costs related to restructuring. See the Restructuring Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Consolidated - Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Total Revenues

Total revenues increased $1,816 million from $2,555 million to $4,371 million. The following items contributed to the overall increase.

Net investment income decreased $368 million from $2,101 million to $1,733 million primarily due to:

•lower alternative investment and prepayment fee income primarily driven by the impact of equity market performance.

Fee income decreased $102 million from $1,381 million to $1,279 million primarily due to:

•lower fee income in Wealth Solutions primarily driven by lower average equity markets and a lower earned rate; and
•amortization of unearned revenue in the prior period driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction.

The decrease was partially offset by:

•higher fee income in Investment Management primarily due to the addition of the AGI U.S. business, partially offset by lower average equity markets.

Premiums increased $5,713 million from $(3,898) million to $1,815 million primarily due to:

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

Net gains (losses) changed $2,237 million from a gain of $1,602 million to a loss of $635 million primarily due to:

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
•a favorable change in the allowance for losses on commercial mortgage loans in the prior period; and
•a gain driven by the sale of our stake in a limited partnership interest in the prior period

The change was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements.

Other revenue decreased $413 million from $530 million to $117 million primarily due to:

•a net gain in the prior period related to the sale of the independent financial planning channel of VFA;
•lower revenues driven by the sale of the independent financial planning channel of VFA during the prior period; and
•lower revenue from transition services agreements.

Income (loss) related to consolidated investment entities decreased $777 million from $839 million to $62 million primarily due to:

•equity market impacts to limited partnership valuations.

Total Benefits and Expenses

Total benefits and expenses increased $3,948 million from $78 million to $4,026 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $4,648 million from $(2,790) million to $1,858 million primarily due to:

•the close of the Individual Life Transaction in the prior period, at which point, RLI, VRIAC, and RLNY ceded substantially all of their Individual Life and Non-Wealth Solutions Annuities businesses to SLD, which are fully offset by a corresponding amount in Premiums;
•higher benefits incurred in Health Solutions primarily due to growth in the business and non-Covid-19 Group Life impacts, partially offset by a reserve release driven by third quarter annual assumption updates and lower Covid-19 impacts; and
•a litigation reserve in the current period

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

Operating expenses decreased $81 million from $1,950 million to $1,869 million primarily due to:

•lower expenses driven by the sale of the independent financial planning channel of VFA;
•lower incentive compensation in Corporate and Investment Management segments primarily due to higher earnings in the prior period;
•lower restructuring in the current period;
•lower stranded costs due to increased benefits from cost savings;
•a prior period legal accrual in Wealth Solutions; and
•a favorable true-up to the fourth quarter 2021 pension actuarial gain in the current period.

The decrease was partially offset by:

•a ceding commission paid in the prior period as part of the close of the Individual Life Transaction at which point RLI, VRIAC and RLNY ceded substantially all of the Individual Life and Non-Wealth Solution Annuities businesses to SLD;
•transaction and integration costs driven by the addition of the AGI U.S. business;
•an impairment to the fair value of a wholly owned office building;
•an increase in growth-based expenses in Wealth Solutions and Health Solutions and higher expenses in Investment Management driven by the addition of the AGI U.S. business, partially offset by lower commissions in Wealth Solutions driven by equity market declines; and
•an unfavorable change in quarterly pension costs.

Net amortization of DAC/VOBA decreased $598 million from $755 million to $157 million primarily due to:

•amortization and loss recognition in the prior period driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the close of the Individual Life Transaction; and
•unfavorable unlocking in business exited driven by third quarter annual assumption updates in the prior period.

The decrease was partially offset by:

•unfavorable unlocking in business exited driven by interest rate movements.

Interest expense decreased $23 million from $127 million to $104 million primarily due to:

•lower interest expense as a result of cumulative debt extinguishment; and
•lower loss related to early extinguishment of debt in the current period compared to the prior period.

Income Tax Expense

Income tax expense decreased $55 million from $104 million to $49 million primarily due to:

•a decrease in income before income taxes.

The decrease was partially offset by:

•the release of a stranded tax benefit in Other comprehensive income in 2021 that did not reoccur in 2022;
•a change in noncontrolling interest; and
•a decrease in the DRD.

Loss from Discontinued Operations, net of Tax

Income (loss) from discontinued operations, net of tax decreased $7 million from $7 million to $0 million primarily due to:

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

Net investment gains (losses) and related charges and adjustments changed $210 million from a gain of $66 million to a loss of $144 million primarily due to:

•a gain driven by the sale of our stake in a limited partnership interest in the prior period;
•a favorable change in the allowance for losses on commercial mortgage loans in the prior period; and
•higher unfavorable mark-to-market adjustments on securities subject to fair value option accounting due to interest rate movements.

The change was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements.

Net guaranteed benefit gains (losses) and related charges and adjustments changed $29 million from a gain of $2 million to a loss of $27 million primarily due to:

•unfavorable changes in derivatives valuations due to interest rate movements.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment changed $909 million from a gain of $798 million to a loss of $111 million primarily due to:

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
•unfavorable unlocking driven by interest rate movements; and
•a litigation reserve in the current period.

The change was partially offset by:

•prior period annual assumption updates which resulted in a write-down of DAC and VOBA related to our businesses ceded to SLD at the close of the Individual Life Transaction; and
•lower amortization related to our businesses exited.

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

Income (loss) related to early extinguishment of debt decreased $7 million from a loss of $10 million to a loss of $3 million primarily due to :

•lower premium paid to extinguish debt in the current period compared to the prior period.

Other adjustments increased $30 million from a loss of $86 million to a loss of $116 million primarily due to:

•transaction and integration costs driven by the addition of the AGI U.S. business; and
•an impairment to the fair value of a wholly owned office building.

The increase was partially offset by:

•lower costs related to restructuring. See the Restructuring Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

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

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$397	$571	$1,328	$1,605
Fee income	230	272	725	786
Other revenue	16	14	51	56
Total adjusted operating revenues	643	857	2,103	2,446
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	223	227	663	667
Operating expenses	271	288	822	848
Net amortization of DAC/VOBA	(19)	23	58	63
Total operating benefits and expenses	475	538	1,543	1,578
Adjusted operating earnings before income taxes (1)	$168	$319	$560	$869
(1) Three and nine months ended September 30, 2022 includes $48 million of favorable unlocking related to annual review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following tables present Total Client Assets, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of September 30,
($ in millions)	2022	2021
Full Service	$153,254	$180,385
Recordkeeping	236,776	274,265
Total Defined Contribution	390,031	454,650
Investment-only Stable Value	38,944	41,329
Retail Client and Other Assets	21,743	28,487
Total Client Assets	$450,718	$524,466

	As of September 30,
($ in millions)	2022	2021
Fee-based	$356,102	$421,644
Spread-based	34,358	33,519
Investment-only Stable Value	38,944	41,329
Retail Client Assets	21,315	27,974
Total Client Assets	$450,718	$524,466

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Wealth Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Full Service - Corporate markets:
Deposits	$3,305	$3,928	$11,012	$11,226
Surrenders, benefits and product charges	(2,589)	(3,340)	(9,010)	(9,768)
Net flows	716	587	2,002	1,458
Full Service - Tax-exempt markets:
Deposits	1,235	1,371	4,196	4,860
Surrenders, benefits and product charges	(1,395)	(1,603)	(4,195)	(4,858)
Net flows	(161)	(232)	—	3
Total Full Service Net Flows	$555	$355	$2,001	$1,461

Recordkeeping and Stable Value:
Recordkeeping Net Flows	$2,004	$(1,753)	$1,335	$1,016
Investment-only Stable Value Net Flows	$(84)	$(719)	$1,610	$(1,378)

Wealth Solutions - Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Adjusted operating earnings before income taxes decreased $151 million from $319 million to $168 million primarily due to:

•lower alternative asset returns; and
•lower fee and other revenue primarily due to lower average equity markets and a lower earned rate.

The decrease was partially offset by:

•higher investment margin primarily driven by higher portfolio yield;
•higher favorable DAC unlocking primarily due to third quarter annual assumption updates in the current year; and
•a legal accrual in the prior year.

Wealth Solutions - Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Adjusted operating earnings before income taxes decreased $309 million from $869 million to $560 million primarily due to:

•lower alternative asset returns; and
•lower fee and other revenue resulting from the sale of the Financial Planning Channel, a lower earned rate and lower average equity markets.

The decrease was partially offset by:

•higher investment margin primarily driven by higher portfolio yield; and

•lower expenses primarily driven by the impact of the Financial Planning Channel sale, lower commissions as a result of equity market declines and a legal accrual in the prior year, partially offset by business growth

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$29	$46	$103	$124
Fee income	19	19	58	50
Premiums	599	543	1,778	1,628
Other revenue	(2)	(2)	(5)	(5)
Total adjusted operating revenues	646	606	1,933	1,796
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	343	406	1,264	1,247
Operating expenses	147	122	429	358
Net amortization of DAC/VOBA	7	7	23	20
Total operating benefits and expenses	497	535	1,716	1,625
Adjusted operating earnings before income taxes (1)	$149	$71	$217	$171
(1) Three and nine months ended September 30, 2022 includes $66 million of favorable reserve impact related to annual review of the assumptions. See Critical Accounting Judgments and Estimates in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Sales by Product Line:
Group life and Disability	$4	$18	$104	$99
Stop loss	42	24	389	341
Total group products	46	42	493	440
Voluntary (1)	12	11	136	122
Total sales by product line	$58	$53	$629	$561

Total gross premiums and deposits	$707	$611	$2,037	$1,820

Group life and Disability	$817	$771	$817	$771
Stop loss	1,259	1,184	1,259	1,184
Voluntary (1)	684	561	684	561
Total annualized in-force premiums	$2,760	$2,515	$2,760	$2,515

Loss Ratios:
Group life (interest adjusted) (2)	71.3%	95.6%	92.5%	94.9%
Stop loss	76.4%	77.5%	77.3%	77.1%
Total Loss Ratio (3)	71.1%	71.6%	71.1%	71.6%
(1) Includes Health Account Solutions products.
(2) Three and nine months ended September 30, 2022 loss ratio excludes $59 million of favorable reserve impact related to annual review of the assumptions.
(3) Total Loss Ratio is presented on a trailing twelve month basis.

Health Solutions - Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Adjusted Operating earnings before income taxes increased $78 million from $71 million to $149 million primarily due to:

•lower benefits incurred primarily due to a reserve release driven by third quarter annual assumption updates and lower Covid-19 impacts, partially offset by growth in the business; and
•higher premiums driven by growth across all three lines of business.

The increase was partially offset by:

•higher expenses primarily driven by business growth; and
•lower investment income primarily driven by alternative asset returns.

Health Solutions - Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Adjusted Operating earnings before income taxes increased $46 million from $171 million to $217 million primarily due to:

•higher premiums driven by growth across all three lines of business.

The increase was partially offset by:

•higher expenses primarily driven by business growth;
•lower investment income primarily driven by alternative asset returns; and
•higher benefits incurred primarily due to growth in the business and non-Covid-19 Group Life impacts, partially offset by a reserve release driven by third quarter annual assumption updates and lower Covid-19 impacts.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$(12)	$28	$4	$84
Fee income	202	167	527	488
Other revenue	2	5	10	10
Total adjusted operating revenues	192	200	542	582
Operating benefits and expenses:
Operating expenses	142	138	412	402
Total operating benefits and expenses	142	138	412	402
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	51	63	129	180
Less: Earnings (loss) attributable to Allianz noncontrolling interest	13	—	13	—
Adjusted operating earnings before income taxes	$38	$63	$116	$180

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Investment Management intersegment revenues	$23	$23	$68	$68

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of September 30,
($ in millions)	2022	2021
External clients:
Institutional(1)	$160,720	$138,332
Retail(1)	118,016	75,352
Total external clients	278,735	213,684
General account	38,614	39,049
Total AUM(1)	317,349	252,733
AUA(2)	51,862	60,666
Total AUM and AUA(1)(2)	$369,210	$313,399
(1) Includes assets associated with the divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net flows:
Institutional	$(889)	$(753)	$3,330	$(441)
Retail	(71)	(341)	(2,403)	(784)
Divested businesses	(467)	(708)	(1,660)	(2,213)
Total net flows	$(1,427)	$(1,802)	$(733)	$(3,438)

Investment Management - Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Adjusted operating earnings before income taxes including Allianz noncontrolling interest decreased $12 million from $63 million to $51 million primarily due to:

•lower investment capital returns primarily driven by higher prior year overall market performance; and
•higher operating expenses primarily driven by the AGI U.S. acquisition, partially offset by lower variable compensation.

The decrease was partially offset by:

•higher fee and other revenue primarily due to the AGI U.S. acquisition, partially offset by lower average equity markets and higher interest rates.

Investment Management - Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Adjusted operating earnings before income taxes including Allianz noncontrolling interest decreased $51 million from $180 million to $129 million primarily due to:

•lower investment capital returns primarily driven by higher prior year overall market performance; and
•higher operating expenses primarily driven by the AGI U.S. acquisition, partially offset by lower variable compensation due to lower earnings.

The decrease was partially offset by:

•higher fee and other revenue primarily due to the AGI U.S. acquisition, partially offset by lower average equity markets and higher interest rates.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$—	$1	$—	$3
Other revenue	13	24	51	69
Total adjusted operating revenues	13	25	51	73
Operating benefits and expenses:
Operating expenses(1)	21	34	75	123
Interest expense(2)	49	56	140	156
Total operating benefits and expenses	69	90	215	279
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	(57)	(65)	(163)	(207)
Less: Earnings (loss) attributable to Allianz noncontrolling interest	(1)	—	(1)	—
Adjusted operating earnings before income taxes	$(56)	$(65)	$(163)	$(207)
(1) Primarily includes stranded costs related to the divested businesses, expenses from corporate activities, and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Adjusted operating earnings before income taxes including Allianz noncontrolling interest improved $8 million from a loss of $65 million to a loss of $57 million primarily due to:

•lower incentive compensation expense in the current period driven by lower adjusted operating earnings before taxes;
•lower stranded costs related to the Individual Life transaction due to increased benefits from cost saving initiatives; and
•lower interest expense driven by cumulative debt extinguishments.

The improvement was partially offset by:

•lower revenue from transition services agreements associated with the Individual Life Transaction as agreements begin to roll off; and
•lower pension benefit driven by pension plan asset de-risking.

Corporate - Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Adjusted operating earnings before income taxes including Allianz noncontrolling interest improved $44 million from a loss of $207 million to a loss of $163 million primarily due to:

•lower incentive compensation expense in the current period driven by lower adjusted operating earnings before taxes;
•lower stranded costs related to the Individual Life transaction due to increased benefits from cost saving initiatives; and
•lower interest expense driven by cumulative debt extinguishments.

The improvement was partially offset by:

•lower pension benefit driven by pension plan asset de-risking; and
•lower revenue from transition services agreements associated with the Individual Life Transaction as agreements begin to roll off.

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

While investment income on these assets can be volatile, based on current plans, we expect to earn 9.0% on these assets over the long term.

The following table presents alternative investment income and average assets of alternative investments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Wealth Solutions:
Alternative investment income	$(26)	$166	$96	$395
Average alternative investment	1,650	1,439	1,606	1,311
Health Solutions:
Alternative investment income	(3)	17	9	39
Average alternative investment	163	145	165	127
Investment Management:
Alternative investment income	(13)	28	3	84
Average alternative investment	333	331	344	303

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

The DAC/VOBA and other intangibles unlocking in the table below includes the net impact of the annual review of the assumptions. During the third quarter of 2022 and 2021, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting in a net favorable impact of $48 million and $10 million to Adjusted operating earnings before income taxes in 2022 and 2021, respectively. The favorable unlocking in third quarter 2022 was driven principally by higher interest rates. The favorable unlocking in third quarter 2021 was driven principally by changes in our asset return assumptions.

The following table presents the amount of DAC/VOBA and other intangibles unlocking included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Wealth Solutions	$50	$7	$30	$28
Total DAC/VOBA and other intangibles unlocking	$50	$7	$30	$28

We also review the estimated gross profits for each of our blocks of business to determine recoverability of DAC/VOBA and other intangibles each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. During the quarters ended September 30, 2022 and 2021, our annual review did not result in material loss recognition or premium deficiency reserve that impacted Adjusted operating earnings before income taxes. See Critical Accounting Judgments and Estimates in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information

Liquidity and Capital Resources
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

We estimate that our excess capital (which we define as the amount of capital and surplus in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of September 30, 2022, was approximately $0.7 billion.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Nine Months Ended September 30,
($ in millions)	2022	2021
Beginning cash and cash equivalents balance	$202	$212
Sources:
Proceeds from loans from subsidiaries, net of repayments	—	42
Dividends and returns of capital from subsidiaries	1,176	1,559
Repayment of loans to subsidiaries, net of new issuances	169	—
Proceeds from Resolution sale	—	672
Amounts received from subsidiaries under tax sharing agreements, net	27	—
Sale of interest in wholly owned subsidiary	—	80
Settlement of amounts due from (to) subsidiaries and affiliates, net	35	—
Collateral received, net	—	5
Discounts and fees received for debt extinguishment	2	—
Asset maturities and investment income, net	25	190
Derivatives, net	—	20
Other, net	4	—
Total sources	1,438	2,568
Uses:
Repurchase of Senior Notes	—	76
Premium paid and other fees related to debt extinguishment	—	9
Payment of interest expense	81	90
Capital provided to subsidiaries	—	49
Repayments of loans from subsidiaries, net of repayments(1)	—	688
Debt repurchase	366	—
New issuances of loans to subsidiaries, net of repayments	51	—
Amounts paid to subsidiaries under tax sharing agreements, net	—	140
Payment of income taxes, net	13	—
Common stock acquired - Share repurchase	750	803
Share-based compensation	40	42
Dividends paid on preferred stock	32	32
Dividends paid on common stock	61	59
Collateral delivered, net	9	—
Derivatives, net	41	—
Other, net	—	46
Total uses	1,444	2,034
Net increase in cash and cash equivalents	(6)	534
Ending cash and cash equivalents balance	$196	$746
(1) Reflects netting of Intercompany receivable from subsidiaries of $35 million in Q3 of 2021
Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the nine months ended September 30, 2022. As of September 30, 2022, we were authorized to repurchase shares up to an aggregate purchase price of $271 million.

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

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Nine Months Ended September 30,
($ in millions)	2022	2021
Dividends paid on common shares	$61	$59
Repurchases of common shares (at cost)	750	833
Total	$811	$892

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

Noncontrolling interest in limited partnerships, a component of Shareholders' Equity on our Condensed Consolidated Balance Sheets, increased as a result of an increase in net contributions and consolidation of one additional fund, partially offset by unfavorable market depreciation in limited partnership investments. See the Consolidated and Nonconsolidated Investment Entities Note to our Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details over changes in noncontrolling interest during the year and impacting capitalization.

As of September 30, 2022, we had $141 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt.

The following table summarizes our borrowing activities for the nine months ended September 30, 2022:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Total long-term debt	$2,595	$—	$(366)	$(135)	$2,094

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

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our capitalization. The following table presents our leverage ratios for the periods indicated:

	September 30,	December 31,
($ in millions)	2022	2021
Financial Debt
Total financial debt	$2,235	$2,596
Other financial obligations(1)	269	300
Total financial obligations	2,504	2,896

Mezzanine equity
Allianz noncontrolling interest	155	—
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	5,467	5,541
Total shareholders' equity, excluding AOCI	6,079	6,153
AOCI	(1,986)	2,100
Total Voya Financial, Inc. shareholders' equity	4,093	8,253
Noncontrolling interest	1,590	1,568
Total shareholders' equity	$5,683	$9,821
Capital
Capitalization(3)	$6,328	$10,849
Adjusted capitalization(4)	$8,342	$12,717
Leverage Ratios
Debt-to-Capital(5)	35.3%	23.9%
Financial Leverage(6)	37.4%	27.6%
(1) Includes operating leases, capital leases, and unfunded pension plan after-tax.
(2) Includes preferred stock par value and additional paid-in-capital.
(3) Includes Total financial debt and Total Voya Financial, Inc. shareholders' equity.
(4) This measure is a Non-GAAP financial measure. Includes Total financial obligations, Mezzanine Equity, and Total shareholders' equity.
(5) Total financial debt divided by Capitalization.
(6) This measure is a Non-GAAP financial measure. Total financial obligations and Preferred equity divided by Adjusted capitalization.

Our Financial Leverage Ratio increased 980 basis points from 27.6% at December 31, 2021 to 37.4% at September 30, 2022. This increase was primarily driven by a decrease in Adjusted capitalization, partially offset by debt extinguishment. The decrease in Adjusted capitalization was primarily due to a reduction in Accumulated other comprehensive income from the increase in interest rates and credit spreads and repurchases of common stock, partially offset by the interest in VIM Holdings LLC, increases in Net income available to common shareholders, Mezzanine equity and in Noncontrolling interest. For further details about the change in Noncontrolling interest, refer to the Consolidated and Nonconsolidated Investment Entities Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

The following table summarizes our credit facilities as of September 30, 2022:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	11/01/2024	$500	$—	$500
Voya Financial, Inc.	Other	Unsecured	Committed	04/07/2025	200	163	37
Total					$700	$163	$537

Total fees associated with the credit facilities were immaterial for the nine months ended September 30, 2022 and 2021.

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

We did not recognize any asset or liability as of September 30, 2022 in relation to intercompany indemnifications, guarantees or support agreements. As of September 30, 2022, no guarantees existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of September 30, 2022, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.3 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of September 30, 2022, Voya Financial, Inc. had $299 million outstanding borrowings from subsidiaries and had loaned $174 million to its subsidiaries.

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

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC/VOBA and other intangibles balances, amortization rates, reserve levels and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC/VOBA and other intangibles, reserves and the related results of operations. During the third quarter of 2022 and 2021, we conducted our annual review of assumptions, including projection model inputs and made a number of changes to our assumptions which impacted the results of our segments included in our Net income (loss) and discussed below.

For the third quarter of 2022, the impact of annual assumption updates on Adjusted Operating earnings before income taxes was $114 million favorable. This is comprised of favorable DAC/VOBA unlocking in our Wealth Solutions business of $48 million driven by higher interest rates and favorable reserve impact in our Health Solutions business of $66 million driven by favorable mortality and morbidity experience. DAC/VOBA unlocking is reflected in Net amortization of Deferred policy acquisition costs and Value of business acquired, and reserve impact is reflected in Policyholder benefits in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

For the third quarter of 2021, the impact of annual assumption changes on Adjusted operating earnings before income taxes was $10 million favorable DAC/VOBA unlocking associated with our continuing operations. This was fully offset by $15 million unfavorable DAC/VOBA unlocking associated with our divested businesses and excluded from Adjusted operating earnings before income taxes for September 30, 2021. The favorable DAC/VOBA unlocking in our continuing operations for the third quarter of 2021 was primarily driven by changes in asset return assumptions.

During the third quarter of 2021, and as a result of the annual review of assumptions, we recorded loss recognition of $136 million for DAC/VOBA and established premium deficiency reserves of $225 million, both of which were related to our divested business and excluded from Adjusted operating earnings for the current period. Loss recognition related to DAC/VOBA and premium deficiency reserves were recorded in Net amortization of DAC/VOBA and Interest credited to contract owner account balances, respectively in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.

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

($ in millions)	As of September 30, 2022
Continuing Operations
Decrease in long-term equity rate of return assumption by 100 basis points	$(38)
A change to the long-term interest rate assumption of -50 basis points	(19)
A change to the long-term interest rate assumption of +50 basis points	16
An assumed increase in future mortality by 1%	—

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

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA of 2022”), which includes a 15% book income alternative minimum tax (“CAMT”) on corporations and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. The IRA of 2022 has tasked the U.S. Department of Treasury with issuing regulations at a future date. As these regulations have not yet been issued, we are uncertain as to whether we will qualify for the CAMT and will continue to evaluate the applicability as more guidance is provided. We do expect to be subject to the 1% excise tax but do not expect that it will have a material impact to our financial statements.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2022		December 31, 2021
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$27,850	70.5%	$33,699	73.9%
Fixed maturities, at fair value option	2,066	5.2%	2,354	5.2%
Equity securities, at fair value	337	0.9%	240	0.5%
Short-term investments(1)	31	0.1%	97	0.2%
Mortgage loans on real estate	5,395	13.7%	5,612	12.3%
Policy loans	368	0.9%	392	0.9%
Limited partnerships/corporations	1,783	4.5%	1,739	3.8%
Derivatives	495	1.3%	171	0.4%
Other investments	71	0.1%	79	0.2%
Securities pledged	1,123	2.8%	1,198	2.6%
Total investments	$39,519	100.0%	$45,581	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	September 30, 2022
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$724	2.1%	$732	2.4%
U.S. Government agencies and authorities	47	0.1%	49	0.2%
State, municipalities and political subdivisions	993	2.9%	864	2.8%
U.S. corporate public securities	10,180	29.4%	8,815	28.3%
U.S. corporate private securities	5,052	14.5%	4,582	14.8%
Foreign corporate public securities and foreign governments(1)	3,347	9.6%	2,854	9.2%
Foreign corporate private securities(1)	3,379	9.7%	3,058	9.9%
Residential mortgage-backed securities	4,233	12.2%	3,982	12.8%
Commercial mortgage-backed securities	4,490	12.9%	4,009	12.9%
Other asset-backed securities	2,298	6.6%	2,094	6.7%
Total fixed maturities, including securities pledged	$34,743	100.0%	$31,039	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$764	2.2%	$1,003	2.7%
U.S. Government agencies and authorities	69	0.2%	81	0.2%
State, municipalities and political subdivisions	1,000	2.9%	1,111	3.0%
U.S. corporate public securities	10,402	30.5%	11,941	32.1%
U.S. corporate private securities	4,889	14.3%	5,325	14.3%
Foreign corporate public securities and foreign governments(1)	3,373	9.9%	3,723	10.0%
Foreign corporate private securities(1)	3,320	9.7%	3,501	9.4%
Residential mortgage-backed securities	4,183	12.3%	4,302	11.5%
Commercial mortgage-backed securities	4,032	11.8%	4,183	11.2%
Other asset-backed securities	2,069	6.2%	2,081	5.6%
Total fixed maturities, including securities pledged	$34,101	100.0%	$37,251	100.0%
(1)Primarily U.S. dollar denominated.
As of September 30, 2022, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$732	$—	$—	$—	$—	$—	$732
U.S. Government agencies and authorities	49	—	—	—	—	—	49
State, municipalities and political subdivisions	797	67	—	—	—	—	864
U.S. corporate public securities	2,873	5,612	296	22	—	12	8,815
U.S. corporate private securities	1,672	2,555	248	100	7	—	4,582
Foreign corporate public securities and foreign governments(1)	888	1,793	104	55	—	14	2,854
Foreign corporate private securities(1)	416	2,474	130	28	10	—	3,058
Residential mortgage-backed securities	3,717	245	1	2	9	8	3,982
Commercial mortgage-backed securities	3,357	518	107	27	—	—	4,009
Other asset-backed securities	1,722	325	7	9	8	23	2,094
Total fixed maturities	$16,223	$13,589	$893	$243	$34	$57	$31,039
% of Fair Value	52.2%	43.8%	2.9%	0.8%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,003	$—	$—	$—	$—	$—	$1,003
U.S. Government agencies and authorities	81	—	—	—	—	—	81
State, municipalities and political subdivisions	1,003	105	3	—	—	—	1,111
U.S. corporate public securities	4,112	7,341	406	63	19	—	11,941
U.S. corporate private securities	1,787	3,111	319	105	3	—	5,325
Foreign corporate public securities and foreign governments(1)	1,151	2,389	160	23	—	—	3,723
Foreign corporate private securities(1)	310	2,850	185	82	—	74	3,501
Residential mortgage-backed securities	4,227	37	1	2	17	18	4,302
Commercial mortgage-backed securities	3,553	487	114	29	—	—	4,183
Other asset-backed securities	1,685	330	10	13	30	13	2,081
Total fixed maturities	$18,912	$16,650	$1,198	$317	$69	$105	$37,251
% of Fair Value	50.8%	44.7%	3.2%	0.9%	0.2%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	September 30, 2022
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$732	$—	$—	$—	$—	$732
U.S. Government agencies and authorities	41	8	—	—	—	49
State, municipalities and political subdivisions	62	496	241	65	—	864
U.S. corporate public securities	30	461	2,639	5,334	351	8,815
U.S. corporate private securities	58	164	1,373	2,617	370	4,582
Foreign corporate public securities and foreign governments(1)	8	156	791	1,708	191	2,854
Foreign corporate private securities(1)	—	58	302	2,531	167	3,058
Residential mortgage-backed securities	2,866	386	166	192	372	3,982
Commercial mortgage-backed securities	1,385	420	967	1,099	138	4,009
Other asset-backed securities	198	431	1,078	325	62	2,094
Total fixed maturities	$5,380	$2,580	$7,557	$13,871	$1,651	$31,039
% of Fair Value	17.3%	8.3%	24.3%	44.8%	5.3%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,003	$—	$—	$—	$—	$1,003
U.S. Government agencies and authorities	70	—	11	—	—	81
State, municipalities and political subdivisions	55	623	326	104	3	1,111
U.S. corporate public securities	66	728	3,727	6,954	466	11,941
U.S. corporate private securities	68	91	1,520	3,314	332	5,325
Foreign corporate public securities and foreign governments(1)	8	229	1,045	2,233	208	3,723
Foreign corporate private securities(1)	—	48	259	2,938	256	3,501
Residential mortgage-backed securities	2,927	258	216	298	603	4,302
Commercial mortgage-backed securities	1,600	424	869	1,166	124	4,183
Other asset-backed securities	257	445	968	324	87	2,081
Total fixed maturities	$6,054	$2,846	$8,941	$17,331	$2,079	$37,251
% of Fair Value	16.3%	7.6%	24.0%	46.5%	5.6%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $3,699 million from $149 million to $3,848 million for the nine months ended September 30, 2022. The large increase in unrealized losses was driven by materially higher interest rates across the yield curve and moderately wider credit spreads. See section "Overview - Trends and Uncertainties" in this Management’s Discussion and Analysis.

As of September 30, 2022 and December 31, 2021, we held nineteen fixed maturities and one fixed maturity with unrealized capital loss in excess of $10 million, respectively. As of September 30, 2022 and December 31, 2021, the unrealized capital losses on these fixed maturities equaled $231 million or 6.0% and $12 million or 7.9% of the total unrealized losses, respectively.

As of September 30, 2022, we held $1.7 billion of energy sector fixed maturity securities, constituting 5.6% of the total fixed maturities portfolio, with gross unrealized capital losses of $182 million, including two energy sector fixed maturity securities with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturity securities equaled $24 million. As of September 30, 2022, our fixed maturity exposure to the energy sector is comprised of 87.3% investment grade securities.

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

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	September 30, 2022			December 31, 2021
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,147	$2,148	89.3%	$2,621	$2,700	97.4%
2	245	239	9.9%	34	35	1.3%
3	—	—	—%	—	—	—%
4	—	—	—%	—	—	—%
5	5	10	0.5%	9	16	0.6%
6	7	8	0.3%	15	18	0.7%
Total	$2,404	$2,405	100.0%	$2,679	$2,769	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	September 30, 2022			December 31, 2021
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$12,955	$225	$345	$9,770	$80	$146

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	September 30, 2022			December 31, 2021
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$73	$85	3.5%	$85	$127	4.6%
Interest Only (IO)	829	830	34.5%	459	460	16.6%
Inverse IO	575	578	24.1%	1,072	1,107	40.0%
Principal Only (PO)	80	82	3.4%	110	116	4.2%
Floater	6	6	0.2%	7	7	0.3%
Agency Credit Risk Transfer	762	745	31.0%	910	915	33.0%
Other	79	79	3.3%	36	37	1.3%
Total	$2,404	$2,405	100.0%	$2,679	$2,769	100.0%

During the nine months ended September 30, 2022, the market value of our CMO-B securities portfolio was lower on a combination of transactional activity and valuation movements among tranche types.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Net investment income (loss)	$115	$144	$386	$458
Net gains (losses)(1)	(92)	(127)	(359)	(466)
Income (loss) from continuing operations before income taxes	$23	$17	$27	$(8)
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Income (loss) from operations before income taxes	$23	$17	$27	$(8)
Realized gains (losses) including impairment	10	1	16	(26)
Fair value adjustments	25	25	114	161
Total adjustments to income (loss) from operations	35	26	130	135
Adjusted operating earnings before income taxes	$58	$43	$157	$127

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	September 30, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,838	$21	$50	$1	$1,810
Prime Non-Agency	2,310	9	236	—	2,083
Alt-A	69	6	1	2	76
Sub-Prime(1)	31	2	1	—	32
Total RMBS	$4,248	$38	$288	$3	$4,001
(1) Includes subprime other asset backed securities.

	December 31, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,937	$88	$8	$5	$2,022
Prime Non-Agency	2,146	42	22	1	2,167
Alt-A	84	8	1	6	97
Sub-Prime(1)	38	4	—	—	42
Total RMBS	$4,205	$142	$31	$12	$4,328
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of the dates indicated:

	September 30, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2015 and prior	$734	$663	$190	$180	$257	$243	$199	$184	$80	$75	$1,460	$1,345
2016	50	42	20	19	44	40	49	42	—	—	163	143
2017	80	67	19	18	69	60	83	71	34	32	285	248
2018	110	97	20	18	96	88	40	35	18	17	284	255
2019	171	157	38	36	130	117	296	247	8	6	643	563
2020	75	68	32	28	75	61	155	129	—	—	337	286
2021	239	186	86	80	212	192	325	291	8	8	870	757
2022	119	105	44	41	175	166	110	100	—	—	448	412
Total CMBS	$1,578	$1,385	$449	$420	$1,058	$967	$1,257	$1,099	$148	$138	$4,490	$4,009

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2015 and prior	$729	$809	$194	$200	$233	$241	$212	$213	$80	$79	$1,448	$1,542
2016	50	55	20	21	28	30	49	49	—	—	147	155
2017	85	91	23	23	66	67	69	71	33	34	276	286
2018	99	108	20	21	94	97	58	59	3	3	274	288
2019	184	203	36	36	139	141	296	297	8	8	663	685
2020	92	93	31	32	73	74	164	166	—	—	360	365
2021	240	241	92	91	220	219	312	311	—	—	864	862
Total CMBS	$1,479	$1,600	$416	$424	$853	$869	$1,160	$1,166	$124	$124	$4,032	$4,183

As of September 30, 2022, 83.7% and 12.9% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 84.9% and 11.6% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	September 30, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$145	$138	$362	$340	$1,051	$964	$122	$108	$63	$45	$1,743	$1,595
Auto-Loans	1	1	7	6	1	1	—	—	—	—	9	8
Student Loans	14	13	86	80	—	—	2	1	—	—	102	94
Credit Card loans	—	—	—	—	3	3	—	—	—	—	3	3
Other Loans	53	45	3	3	126	111	241	216	—	—	423	375
Total Other ABS(1)	$213	$197	$458	$429	$1,181	$1,079	$365	$325	$63	$45	$2,280	$2,075
(1) Excludes subprime other asset backed securities.

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$185	$186	$328	$328	$850	$848	$121	$120	$68	$64	$1,552	$1,546
Auto-Loans	2	2	—	1	8	8	—	—	—	—	10	11
Student Loans	17	17	108	110	9	9	1	1	—	—	135	137
Credit Card loans	—	—	—	—	4	4	—	—	—	—	4	4
Other Loans	48	52	4	3	96	99	198	203	—	—	346	357
Total Other ABS(1)	$252	$257	$440	$442	$967	$968	$320	$324	$68	$64	$2,047	$2,055
(1) Excludes subprime other asset backed securities.

As of September 30, 2022, 82.1% and 15.6% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 80.7% and 16.1% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of September 30, 2022, our mortgage loans on real estate portfolio had a weighted average DSC of 1.99 times and a weighted average LTV ratio of 45.6%. As of December 31, 2021, our mortgage loans on real estate portfolio had a weighted average DSC of 2.13 times, and a weighted average LTV ratio of 45.5%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

Equity Securities

During the three months ended September 30, 2022, the Company entered into an agreement with PenCal to fund the VIM Holdings LLC Deferred Compensation Plan of $75 million. The purchase of the underlying assets for the compensation plan related to mutual fund investments and is recorded in Equity securities in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2022, our total European exposure had an amortized cost and fair value of $3,165 million and $2,732 million, respectively. Some of the major country level exposures were in the United Kingdom of $1,225 million, in France of $225 million, in The Netherlands of $237 million, in Switzerland of $209 million, in Germany of $191 million, and in Belgium of $107 million. Our direct exposure in Eastern Europe is comparatively small, with only $14 million of exposure in Russia and none in Ukraine or Belarus.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the “Parent Issuer”) has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, with an aggregate principal amount of $1.1 billion as of September 30, 2022 and December 31, 2021 (collectively, the “Senior Notes”) and (ii) the 5.65% fixed-to-floating rate junior subordinated notes due 2053 and the 4.7% fixed-to-floating junior subordinated notes due 2048, with an aggregate principal amount of $724 million as of September 30, 2022 and $1.1 billion as of December 31, 2021 (collectively, the “Junior Subordinated Notes” and, together with the Senior Notes, the “Registered Notes”).

Voya Holdings, Inc. (the “Subsidiary Guarantor”), a wholly owned subsidiary of the Parent Issuer, has guaranteed each of the Registered Notes on a full and unconditional basis. No other subsidiary of the Parent Issuer has guaranteed any of the Registered Notes. The Parent Issuer and the Subsidiary Guarantor are hereby referred to below as the “Obligor Group.”

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

Refer to the Summarized Financial Information of the Obligor Group as of and for the nine months ended September 30, 2022 and as of and for the year ended December 31, 2021 below:

	As of and for the
($ in millions)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Summarized Statement of Operations Information:
Total revenues	$(36)	$34
Total benefits and expenses	158	192
Income (loss) from continuing operations, net of tax	(94)	718
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(94)	718
Net income (loss) available to Obligor Group	(94)	718

Summarized Balance Sheet Information
Total investments	19	44
Cash and cash equivalents	208	205
Deferred income tax assets	434	908
Goodwill	94	—
Loans to non-obligated subsidiaries	174	123
Due from non-obligated subsidiaries	21	61
Total assets	948	1,356

Short-term debt with non-obligated subsidiaries	331	130
Long-term debt	2,093	2,594
Total liabilities	$2,574	$2,836

Legislative and Regulatory Developments

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes a 15% book-income alternative minimum tax ("CAMT") on corporations and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. For additional information about this development, see Income Taxes in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. of this Quarterly Report on Form 10-Q.

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of September 30, 2022:

	As of September 30, 2022
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$31,039	$(1,974)	$2,271
Mortgage loans on real estate	—	5,061	(181)	194
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	36,488	(1,857)	2,991
Funding agreements with fixed maturities	—	1,367	(47)	49
Supplementary contracts and immediate annuities	—	650	(44)	6
Derivatives:
Interest rate contracts	19,392	13	222	(203)
Long-term debt	—	1,932	(109)	124
Embedded derivatives on reinsurance	—	(35)	43	(50)
Guaranteed benefit derivatives(3):
Other(4)	—	33	(15)	3
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
(4)    Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of September 30, 2022. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of September 30, 2022
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$337	$23	$(23)
Limited liability partnerships/corporations	—	1,783	108	(108)
Derivatives:
Equity futures and total return swaps	208	(8)	11	(11)
Equity options	38	—	—	—
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
Other(2)	—	33	—	—
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s 2022 evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of the AGI Transferred Business acquired on July 25, 2022 from its assessment of internal controls over financial reporting. Although excluded from the formal assessment, management is currently integrating processes, employees, technologies and operations and as such, we will continue to evaluate the internal control framework associated with the AGI Transferred Business as we complete the integration and make internal controls changes as necessary.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report on Form 10-K") (File No. 001-35897) and Risk Factors in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC and Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Recent U.S. tax law changes could impact the taxation of our operations

The recently enacted Inflation Reduction Act of 2022 includes a minimum tax equal to fifteen percent of the adjusted financial statement income (“CAMT”) of certain corporations as well as a one percent excise tax on share buybacks, effective for tax years beginning in 2023. When effective, it is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). The resulting tax liability could adversely impact our business, financial condition, results of operation and liquidity. The excise tax on share buybacks is currently not expected to have a material impact on our tax liability. Additionally, the resulting tax liability may create variability in the amount of cash taxes that we pay, which may lead to further variability in our ordinary dividend capacity.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
					(in millions)
July 1, 2022 - July 31, 2022	5,521	$60.42		—	$271
August 1, 2022- August 31, 2022	269	59.38		—	271
September 1, 2022 - September 30, 2022	836,271	60.99	(2)	819,566	271
Total	842,061	$60.98		819,566	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended September 30, 2022, there was an increase of 22,495 Treasury shares in connection with such withholding activities.
(2) On June 21, 2022, we entered into a share repurchase agreement with a third-party financial institution to repurchase $250 million of the Company's common stock. Pursuant to the agreement, we received initial delivery of 3,382,950 shares based closing market price of the Company's stock on June 21, 2022 of $59.12. This arrangement closed on September 20, 2022 and an additional 819,566 shares were delivered based on the daily volume-weighted average of the Company's common stock.
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
2.1
Agreement and Plan of Merger entered into by and among Benefitfocus, Inc., Voya Financial, Inc. and Origami Squirrel Acquisition Corp dated as of November 1, 2022 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed November 2, 2022)

3.1
Amended and Restated By-Laws of Voya Financial, Inc., effective October 27, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File. No. 001-35897) filed October 27, 2022)

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

November 3, 2022			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Michael S. Smith
Michael S. Smith
Vice Chairman and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

