Form 10-K
period 2022-12-31
Voya Financial, Inc.
filed 2023-02-24
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

As of June 30, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $5.8 billion.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.             ☐ Yes    ☐ No

As of February 17, 2023, there were 97,292,543 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of Voya Financial, Inc.'s Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

1

Voya Financial, Inc.
Form 10-K for the period ended December 31, 2022

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events and cyber terrorism or cyber attacks, and specifically the current COVID-19 pandemic event, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, such as those relating to Federal taxation, state insurance regulations and NAIC regulations and guidelines, (xi) changes in the policies of governments and/or regulatory authorities, (xii) our ability to successfully manage the separation of the Individual Life business that we sold to Resolution Life US on January 4, 2021, including the transition services on the expected timeline and economic terms, (xiii) our ability to realize the expected financial and other benefits from various acquisitions, including the transactions with Allianz Global Investors U.S. LLC and Benefitfocus, Inc., and (xiv) other factors described in Part I, Item 1A. Risk Factors.
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

MARKET DATA

In this Annual Report on Form 10-K, we present certain market and industry data and statistics. This information is based on third-party sources which we believe to be reliable, such as LIMRA, Secure Retirement Institute, an insurance and financial services industry organization (for Wealth Solutions and Health Solutions market leadership positions), Morningstar fund data and eVestment institutional composites (for Investment Management market leadership positions) and industry recognized publications and websites such as Pensions & Investments (for Wealth Solutions and Investment Management), InvestmentNews.com (for Investment Management) and MyHealthGuide (for Health Solutions). Market ranking information is generally based on industry surveys and therefore the reported rankings reflect the rankings only of those companies who voluntarily participate in these surveys. Accordingly, our market ranking among all competitors may be lower than the market ranking set forth in such surveys. In some cases, we have supplemented these third-party survey rankings with our own information, such as where we believe we know the market ranking of particular companies who do not participate in the surveys.

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

PART I

Item 1.         Business

For the purposes of this discussion, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Voya," "the Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

We provide workplace savings and benefits products, solutions and technologies, along with investment management services, that enable a better financial future for our clients, their employees and plan participants. Serving the needs of approximately 14.7 million customers, workplace participants and institutional clients as of December 31, 2022, Voya is purpose-driven and committed to conducting its business in a socially, economically and ethically responsible manner. Our approximately 6,100 employees (as of December 31, 2022) are focused on executing our mission to make a secure financial future possible—one person, one family and one institution at a time. Through our complementary and integrated set of businesses, we deliver innovative solutions that improve financial outcomes. We offer our products and services through a broad group of financial intermediaries, independent producers, affiliated advisors and dedicated sales specialists throughout the U.S., and also offer investment management services to international clients through our distribution partnership with Allianz Global Investors U.S. LLC ("AllianzGI"). As a result of our recent acquisition of Benefitfocus, Inc. ("Benefitfocus") (described further below in —Organizational History and Structure—Recent Acquisitions—Benefitfocus), a leading benefits administration provider, we reach approximately 16.5 million subscription employees across employer and health plan clients.

Our extensive scale, breadth of product offerings and capabilities, strong distribution relationships, and focus on helping our customers become well-planned, well-invested and well-protected support our vision: clearing your path to financial confidence and a more fulfilling life. Our strategy is centered on helping improve financial outcomes for our customers from the moment they are hired, all the way through to retirement.

We provide our products and services principally through our Workplace Solutions business, which encompasses both our Wealth Solutions and Health Solutions segments, and through our Investment Management segment.

Activities not related to our business segments such as our corporate operations, corporate-level assets and financial obligations are included in Corporate.

On January 4, 2021, we completed the sale of our Individual Life and certain legacy annuities businesses. Accordingly, substantially all of our former Individual Life segment has now been reclassified as Discontinued Operations. The sale of the Individual Life business is described further below under —Organizational History and Structure—Individual Life Transaction.

Although it is not included in our financial results for the period covered by this Annual Report on Form 10-K, we will report the financial results of Benefitfocus in our Health Solutions segment for periods after our acquisition of that business on January 24, 2023.

Our Segments

Voya is committed to making a secure financial future possible – one person, one family, one institution at a time, and is focused on high-growth, high-return, capital light businesses that provide complementary solutions to workplaces and institutions. We report our financial results in three segments: Wealth Solutions, Health Solutions, and Investment Management. We refer to our Wealth Solutions and Health Solutions segments collectively as our Workplace Solutions business.

As of December 31, 2022, on a consolidated basis, we had $741.2 billion in total assets under management ("AUM") and assets under administration ("AUA") and total shareholders' equity, excluding accumulated other comprehensive income/loss ("AOCI") and noncontrolling interests, of $6.3 billion.

For the year ended December 31, 2022, we generated $0.4 billion of Income (loss) from continuing operations before income taxes, and $0.9 billion of Adjusted operating earnings before income taxes. Adjusted operating earnings before income taxes is a non-GAAP financial measure. For a reconciliation of Adjusted operating earnings before income taxes to Income (loss) from continuing operations before income taxes, see the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

ORGANIZATIONAL HISTORY AND STRUCTURE

Our History

Prior to our initial public offering in May 2013, we were a wholly owned subsidiary of ING Groep N.V. ("ING Group"), a global financial institution based in the Netherlands.

Through ING Group, we entered the U.S. life insurance market in 1975 with the acquisition of Wisconsin National Life Insurance Company, followed in 1976 with ING Group's acquisition of Midwestern United Life Insurance Company and Security Life of Denver Insurance Company in 1977. ING Group significantly expanded its presence in the U.S. in the late 1990s and 2000s with the acquisitions of Equitable Life Insurance Company of Iowa (1997), Furman Selz, an investment advisory company (1997), ReliaStar Life Insurance Company (including Pilgrim Capital Corporation) (2000), Aetna Life Insurance and Annuity Company (including Aeltus Investment Management) (2000) and CitiStreet (2008). ING Group completely divested its ownership of Voya Financial, Inc. common stock between 2013 and 2015, and, as of March 2018, ING Group also divested its remaining interest in warrants to acquire additional shares of our common stock, which it acquired in connection with our IPO.

Our Organizational Structure

We are a holding company incorporated in Delaware in April 1999. We operate our businesses through a number of direct and indirect subsidiaries. The following organizational chart presents the ownership and jurisdiction of incorporation of our principal subsidiaries as of December 31, 2022:

Voya Financial, Inc.
(Delaware)
Voya Holdings Inc.
(Voya Holdings)
(Connecticut)
Voya Retirement Insurance and Annuity Company
("VRIAC")
(Connecticut)
ReliaStar Life Insurance Company
("RLI")
(Minnesota)
Voya Investment Management LLC
("Voya IM")
(Delaware)

The chart above includes:
•Voya Financial, Inc.
•Our principal intermediate holding company, Voya Holdings.
•Our principal insurance operating entities (VRIAC and RLI) that are the primary sources of cash distributions to Voya Financial, Inc.
•Voya IM, the parent company of the various entities through which we operate our Investment Management segment. We hold our interest in Voya IM through an intermediate subsidiary in which an affiliate of Allianz SE holds a 24% interest in the Class A LLC units. See —Recent Acquisition Transactions—AllianzGI.

Our former subsidiaries Security Life of Denver Insurance Company ("SLD") and Security Life of Denver International Limited ("SLDI") were divested as of January 4, 2021 upon the closing of the Individual Life Transaction described below under —Individual Life Transaction.

Individual Life Transaction

On January 4, 2021, we consummated a series of transactions (collectively, the "Individual Life Transaction") pursuant to a Master Transaction Agreement dated December 18, 2019 (the "Resolution MTA") with Resolution Life U.S. Holdings Inc., a Delaware corporation ("Resolution Life US"), pursuant to which Resolution Life US acquired all of the shares of the capital stock of SLD and SLDI, including the capital stock of several subsidiaries of SLD and SLDI. Concurrently with the sale, SLD entered into reinsurance treaties with RLI, ReliaStar Life Insurance Company of New York, an insurance company organized under the laws of the State of New York ("RLNY"), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of the Company. Pursuant to these treaties, RLI and VRIAC reinsure to SLD a 100% quota share, and RLNY reinsures to SLD a 75% quota share, of their respective in-scope individual life insurance and annuities businesses. RLI, RLNY, and VRIAC remain subsidiaries of the Company. The transaction resulted in our disposition of substantially all of our life insurance and legacy non-retirement annuity businesses and related assets.

Resolution Life US is an insurance holding company formed by Resolution Life Group Holdings, L.P., a Bermuda-based limited partnership ("RLGH").

The assets associated with the businesses sold are managed, in significant part, by Voya IM pursuant to asset management agreements with the divested companies. These investment management mandates vary according to the asset class involved, and are expected to last for minimum terms of between two and seven years after closing.

Pursuant to the Individual Life Transaction, Voya Financial has divested or dissolved five regulated insurance entities, including its life companies domiciled in Colorado and Indiana, and captive entities domiciled in Arizona and Missouri. Voya Financial has also divested Voya America Equities LLC, a regulated broker-dealer, in connection with the Individual Life Transaction and has transferred or ceased usage of a substantial number of administrative systems related to the former business.

We transferred a significant number of employees to Resolution Life US on the closing date, and also agreed to provide transition services for an initial period of up to two years following the closing, with certain services having been recently extended for an additional term. We currently expect such services to be complete by the end of 2023. We earn fees for providing these transition services.

Recent Acquisition Transactions

AllianzGI

On July 25, 2022, we completed a series of transactions (the "AllianzGI Transaction") pursuant to a Combination Agreement dated as of June 13, 2022 (the "AllianzGI Agreement") with Voya IM, Allianz SE, a stock corporation organized and existing under the laws of the European Union and the Federal Republic of Germany ("Allianz"), AllianzGI, a Delaware limited liability company and an indirect subsidiary of Allianz, and VIM Holdings LLC, a newly formed Delaware limited liability company ("VIM Holdings"), pursuant to which the parties combined Voya IM with assets and teams comprising specified strategies previously managed by AllianzGI. The acquisition increases the international scale and distribution of our investment products and provides us with new capabilities that diversify our investment strategies and help us meet the needs of a larger and more global client base.

For further details, refer to the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Czech Asset Management

On November 1, 2022, Voya Investment Management Alternative Assets, LLC ("VIMAA"), a subsidiary of Voya IM, acquired all of the issued and outstanding equity interests of Czech Asset Management, L.P., a private credit asset manager dedicated to the U.S. middle market. The acquisition was executed for cash consideration and expands VIMAA’s private and leveraged credit business.

Benefitfocus

On January 24, 2023, we completed the acquisition of Benefitfocus, an industry-leading benefits administration technology company that serves employers, health plans and brokers. For further details, refer to the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Benefitfocus helps organizations simplify the complexity of benefits administration. Benefitfocus solutions have a personalized user-friendly interface designed for people to choose and access a broad line-up of workplace benefits. As a result of our acquisition of Benefitfocus, we reach approximately 16.5 million subscription employees across employer and health plan clients.

Environmental, Social and Governance ("ESG")

We have a multi-faceted ESG strategy which encompasses corporate governance, product and solution development, and ESG advocacy. We report periodically on our ESG activities in accordance with Global Reporting Initiative (GRI) Standards.

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

Environmental Stewardship

We encourage the responsible use of natural resources in a way that takes full and balanced account of the interests of society, future generations, and business needs. We work to minimize our environmental impact while engaging our various stakeholders on climate-related topics. In particular, we do this through the reduction of waste consumption and greenhouse gas emissions, the reduction of energy use, and the purchase of renewable energy certificates and offsets to compensate for energy consumption.

Social responsibility and financial inclusion

Voya's commitment to Diversity, Equity and Inclusion helps drive our business growth and positively influences our culture, serves our clients and enriches communities by advancing racial, social and financial equity and inclusion in underserved communities. For example, we focus on workplace diversity, talent development and retention, including through fostering a safe and supportive workplace. Our Voya Cares® program is designed to impact the lives of aging people, people with special needs and disabilities, their families and their caregivers by helping them plan for the future they envision in retirement. We have prioritized increasing our diverse representation across all employee levels, as well as continuing to sustain the gender and racial parity of our workforce. See —Human Capital Resources below for more information.

Governance and ethics

Our Board of Directors consists of our Executive Chairman and our CEO, together with nine independent directors, including a lead independent director, each of whom is elected annually. Our Board represents a diverse array of tenures, experiences and backgrounds, and reflects gender parity.

Our management team aligns its priorities with the long-term interests of our shareholders through a requirement to own meaningful amounts of Voya stock.

OUR BUSINESSES

Workplace Solutions

Our Workplace Solutions business comprises our Wealth Solutions and Health Solutions segments, and provides integrated retirement savings and workplace benefits solutions. We help our clients optimize spend on workplace benefits and savings programs and improve health and wealth outcomes for their employees and plan participants.

Wealth Solutions

Our Wealth Solutions segment provides retirement plan products and administration services to employers alongside a robust suite of financial wellness offerings to serve employees and plan participants. We also provide individual retirement accounts and financial guidance and advisory services that enable us to deepen relationships with our retirement plan participants. Wealth Solutions has a combined $474.3 billion of AUM and AUA as of December 31, 2022 (including retail assets under advisement), of which $73.7 billion were in proprietary assets.

Our Retirement Plans business, with AUM and AUA of $451.7 billion as of December 31, 2022, offers qualified and non-qualified tax-deferred employer-sponsored retirement savings plan and administrative services to corporations of all sizes, public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations and state and local governments. We also offer stable value investment products to retirement plan sponsors. Our Retirement Plans business is diversified across economic sectors, market segments and plan sizes, and provides services to approximately 53,000 plan sponsors covering approximately 6.7 million plan participant accounts as of December 31, 2022.

Our Retail Wealth Management business has AUM and AUA of $22.6 billion as of December 31, 2022. Retail Wealth Management AUA includes assets under advisement, which comprises brokerage and investment advisory assets. This business offers planning and advisory services through protection and investment products to help individuals plan, protect and invest to and through retirement. Products and services are provided through Voya's registered investment advisor and broker-dealer, Voya Financial Advisors ("VFA").

Our Wealth Solutions segment earns revenue from a diverse and complementary business mix, primarily fee income from asset and participant-based recordkeeping and advisory fees as well as investment income on our general account and other funds. Because our fee income is generally tied to account values, our profitability is determined in part by the amount of assets we have under management, administration or advisement, which in turn depends on sales volumes to new and existing clients, net deposits from retirement plan participants, and changes in the market value of account assets. Our profitability also depends on the difference between the investment income we earn on our general account assets, or our portfolio yield, and crediting rates on client accounts. Wealth Solutions generated Adjusted operating earnings before income taxes of $707 million for the year ended December 31, 2022. Our Investment Management segment also earns market-based fees from the management of the general account and mutual fund assets supporting the Retirement Plans business and certain Retail Wealth Management products and advisory solutions.

Retirement Plans

Employer Markets – Corporate and Tax Exempt

Market	Employee Size	Asset Range	Typical Customer Solutions
Small Market	<1,000	$0-$50 million
•Full service retirement plans
•Retirement plan recordkeeping services
•Investment options, including stable value solutions
•Executive benefit plans
•Health account services
•Financial wellness, guidance and advice services to individuals

Mid-Market	1,000-10,000	$50-$250 million
Large Market	>10,000	>$250 million
Government Market	All sizes	All sizes

Products and Services

We are one of the nation's leading providers that offer qualified and non-qualified tax-deferred employer-sponsored retirement savings plans, services and support to the full spectrum of private- and public-sector employers, ranging from small to mega-sized plans and across all markets and code sections. These plans may be offered either as full service options that bundle together plan administration and investment services, or as recordkeeping services products that focus on administration services alongside a fully open architecture investment structure that employers can use to customize their plan's investment menu. We also offer stable value investment options to plan sponsor clients and a suite of advice and guidance and other financial wellness solutions to our plan participants. Participant solutions include health account services (encompassing health savings accounts, health retirement accounts and flexible spending accounts), student loan debt and emergency savings support, and additional products and services through our Voya Cares® program, which serves aging people, people with special needs and disabilities, their families and their caregivers.

We also offer a broad suite of financial wellness offerings, including planning, guidance and advisory products, tools and services, student loan and emergency savings support and retirement income options. Additionally, our configurable financial wellness offering and integrated digital experiences, such as our myVoyage personalized workplace benefits and savings navigation tool, help optimize benefits spending, simplify administration and provide participants with a unique experience and more holistic view of their finances.

Full-service retirement products provide plan sponsors with options that meet their needs for both administrative and investment services, which include recordkeeping and plan administration support, tailored participant communications and education programs, supportive digital capabilities for intermediaries, sponsors and plan participants (plus mobile capabilities for participants), trustee services and institutional and retail investments. Offerings include products for defined contribution plans for tax-advantaged retirement savings, as well as non-qualified executive benefit plans and employer stock option plans. Plan sponsors may select from a variety of investment structures and products, such as general account, separate account, mutual funds, stable value or collective investment trusts and a variety of underlying asset types (including their own employer stock and socially responsible funds including a private equity option within non-qualified executive plans). A broad selection of funds is available for our products in all asset categories from over 200 fund families, including the Voya family of mutual funds managed by Voya IM. An open architecture investment platform (which offers most funds for which trades are cleared through the National Securities Clearing Corporation) is also available in certain products for larger full-service plans. Our full-service retirement plan offerings are supported by financial guidance and personalized and objective participant investment advisory services offered through our Retail Wealth Management business or through a third party to help prepare individuals for retirement.

Recordkeeping service products provide recordkeeping and plan administration support alongside a fully open architecture investment structure that employers can use to customize their plan's investment menu. These products are offered to a sponsor base that includes multi/pooled employer plans, mid, large and mega-sized corporations and state and local governments. Our recordkeeping retirement plan offerings are supported by participant communications and education programs, digital capabilities for intermediaries, sponsors and plan participants (plus mobile capabilities for participants), as well as financial guidance and personalized and objective participant investment advisory services offered through our Retail Wealth Management business and Voya Retirement Advisors (our registered investment advisor group serving in-plan participants with the in-plan advisory services program).

Stable value investment options may be offered within our full service institutional plans, or as investment-only options within our recordkeeping services plans or within other vendor plans. Our product offering includes both separate account guaranteed investment contracts ("GICs") and synthetic GICs managed by either proprietary or outside investment managers.

The following chart presents our Retirement Plans product/service models and corresponding AUM and AUA, key markets in which we compete, primary defined contribution plan Internal Revenue Code sections and core products offered for each market segment.

Product/Service Model	AUM/AUA (as of December 31, 2022)	Key Market Segments/Product Lines	Primary Internal Revenue Code section	Core Products*
Full Service Plans	$162.7 billion**	Small-Mid Corporate	401(k)	Voya MAP Select, Voya Framework
		K-12 Education	403(b)	Voya Custom Choice II, Voya Retirement Choice II, Voya Framework
		Higher Education	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
		Healthcare & Other Non-Profits	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
		Government (Local & State)	457	RetireFlex-SA, RetireFlex-MF, Voya Health Reserve Account, Voya Framework
Recordkeeping Business	$250.5 billion
		Mid-Large Corporate	401(k)	***
		Government (Local & State)	457	***
Non Qualified Business	****	All Markets	409A	****
Stable Value/Other	$38.5 billion	All Markets	All tax codes	Separate Account and Synthetic GICs
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
****Various solutions across tax codes are record-kept and accompanied by specialized administration services, consultative plan design and financing strategies, flexible funding options and tailored participant services. We have approximately $5.0 billion of total assets and liabilities in non-qualified business both within our Full Service and Recordkeeping segments and with clients using only our non-qualified solutions.

Our Voya Framework product can be sold across both full service corporate and tax-exempt markets. It is a mutual fund program offered to fund qualified retirement plans, and it gives plan advisors and third party administrators who work with us a uniform and consistent product experience across multiple plan markets. Voya Framework is distinguished by its flexible recordkeeping platform and contains over 300 funds from well-known fund families for smaller plans or can be provided as an open architecture investment platform for larger plans (this platform offers most funds for which trades are cleared through the National Securities Clearing Corporation). This product also includes our general account and various stable value solutions as investment options.

In addition to Voya Framework, we offer products customized to each of the full service corporate market and the full service tax exempt market.

For plans in the full service corporate market, we offer Voya MAP Select, a group funding agreement/group annuity contract to fund qualified retirement plans. Voya MAP Select contains over 300 funds from well-known fund families for smaller plans or can be provided as an open architecture investment platform for larger plans (this platform offers most funds for which trades are cleared through the National Securities Clearing Corporation). This product also includes our general account and various stable value solutions as investment options.

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

Markets and Distribution

Our Retirement Plans business serves two primary markets: Corporate and Tax Exempt. Both markets utilize our innovative participant-facing digital capabilities to help shift the mindset of plan participants from focusing only on accumulation to focusing on both accumulation and adequate income in retirement.

Corporate Markets:

•Small-Mid Corporate Market. We offer full service solutions to defined contribution plans of small to medium-sized corporations. Our product offerings include menu-based investment solutions and an open architecture investment platform, comprehensive fiduciary solutions, dedicated and proactive service teams, non-qualified executive compensation plans, and product and service innovations leveraged from our expertise across multiple market segments (all sizes of plans as well as code sections).

•Mid-Large Corporate Market. We offer recordkeeping services and non-qualified executive compensation solutions to defined contribution clients of mid-sized to large corporations. We also offer a variety of investment options for employers to include in their plan investment line-ups for their employees should they choose to do so. Our solutions and capabilities support the most complex retirement plans with a special focus on client relationship management, tailored communication campaigns and education and enrollment support to help employers prepare their employees for retirement. We are dedicated to providing engaging information through innovative award-winning technology-based tools and print materials to help plan participants achieve a secure and dignified retirement.

Tax Exempt Markets:

•Education Market. We offer comprehensive full service solutions to both public and private K-12 educational entities as well as public and private higher education institutions. In the U.S., we rank third in higher education and fourth in K-12 education market by assets as of September 30, 2022. Our long-standing position as one of the top providers in this market is driven by our support to plan sponsors (including solutions to reduce administrative burden, deep technical and regulatory expertise, and strong on-site service teams), plus our support to plan advisors, and our broad suite of financial wellness products, tools, and services for plan participants.

•Healthcare/Other Non-Profits Market. We service hospitals, healthcare organizations and not-for-profit entities by offering full service solutions for a variety of plan types and code sections. We offer services that reduce sponsors' administrative burdens and provide them with deep technical and fiduciary expertise. Additionally, we offer on-site service teams to assist plan sponsors with their plans and to assist their employees with understanding and using their plan benefits. We also provide tailored communications, education and enrollment support plus a broad suite of financial wellness products, tools and services that help prepare plan participants for retirement.

•Government Market. We provide both full service and recordkeeping services offerings to small and large governmental entities (e.g., state and local government) with a client base that spans nearly 50 states and U.S. territories. For large governmental sponsors, we offer recordkeeping services that meet the most complex of needs, while also offering extensive participant communication and retirement education support, including a broad suite of financial wellness products, tools and services. We also offer a broad range of proprietary and non-proprietary variable and stable value investment options. Our flexibility and expertise help make us one of the top ranked providers in the government market in the U.S. based on AUM and AUA as of September 30, 2022.

Our Retirement Plans are distributed nationally through multiple unaffiliated channels supported by our employee wholesale field force and dedicated sales teams and through other affiliated distribution such as our owned broker-dealer and investment advisor, VFA. We offer localized support to distribution partners and their clients during and after the sales process as well as a broad selection of investment options with flexibility of choice and comprehensive fiduciary solutions to help their clients meet or exceed plan guidelines and responsibilities.

Unaffiliated Distribution:

•Independent Sales Agents. As of December 31, 2022, we work with approximately 2,700 sales agents who primarily sell fixed annuity products from multiple vendors in the education market. Activities by these representatives are centered on increasing participant enrollments and deferral amounts in our existing K-12 education segment plans.

•Brokers and Advisors. Over 11,000 wirehouse and independent regional and local brokers, specialty retirement plan advisors plus registered investment advisors (calculated on a rolling three-year basis as of December 31, 2022) are the primary distributors of our small-mid corporate market products, and they also distribute products to the education, healthcare and government markets. These producers typically present their clients (i.e., employers seeking a defined contribution plan for their employees) with plan options from multiple vendors for comparison and may also help with employee enrollment and education.

•Third Party Administrators ("TPAs"). As of December 31, 2022, we have long-standing relationships with nearly 1,100 TPAs who work with a variety of retirement plan providers and are selling and/or service partners for our small-mid corporate markets and select tax exempt market plans. While TPAs typically focus on providing plan services only (such as administration and compliance testing), some also initiate and complete the sales process. TPAs also play a vital role as the connecting point between our wholesale team and unaffiliated producers who seek references for determining which providers they should recommend to their clients.

Affiliated Distribution:

•Voya Financial Advisors ("VFA"). Approximately 450 VFA representatives sell our workplace retirement plans and support plan participants with enrollment, education and advice and guidance services. These representatives are field and phone-based financial professionals. The field-based channel focuses primarily on driving enrollment and contribution activity within our education, healthcare and government market workplace retirement plans. They also provide in-plan education and guidance and retail sold-financial advisory services to help individuals in these markets meet their retirement savings and income goals. The home office phone-based representatives focus on providing education, guidance and rollover support services to our workplace retirement plan participants.

•Wholesale Field Force. Locally based employee wholesalers focus on expanding and strengthening relationships with unaffiliated distribution partners and third party administrators who sell and service our workplace retirement plan offerings to employers across the nation.

•Dedicated Voya Sales Teams. Our employee sales teams work with over 200 different pension/specialty consulting firms, including national aggregators with both affiliated and unaffiliated firm-level business models. Consultant firms represent employers in corporate and tax-exempt markets seeking large-mega retirement plans, stable value solutions and non-qualified executive compensation offerings. Our relationships with these firms are increasingly valuable as their continued growth expands our distribution reach through the consultant marketplace.

Competition

Our Retirement Plans business competes with other large, well-established insurance companies, asset managers, record keepers and diversified financial institutions. Top competition varies in all market segments as few institutions are able to compete across all markets as extensively as we do. The following chart presents a summary of the current competitive landscape in the markets where we offer our Workplace Retirement Plans and stable value solutions:

Market/Product Segment	Competitive Landscape	Select Competitors

Small-Mid Corporate	Primary competitors are mutual fund companies and insurance-based providers with third-party administration relationships	Fidelity Empower

K-12 Education	Primary competitors are insurance-based providers that focus on school districts across the nation	Equitable Corebridge

Higher Education	Competitors are 403(b) plan providers, asset managers and some insurance-based providers	TIAA Fidelity

Healthcare & Other Non-Profits	Competition varies across 403(b) plan providers, asset managers and some insurance-based providers	Fidelity TIAA

Government	Competitors are primarily insurance-based providers, but also include asset managers and 457 providers	Empower Nationwide

Mid-Large Corporate Recordkeeping	Competitors are primarily asset managers and business consulting services firms, but also include payroll firms and insurance-based providers	Fidelity Empower

Stable Value	Competitors are primarily select insurance companies who are also dedicated to the Stable value market, but also include certain banking institutions	Empower MetLife

In addition, we also compete more generally in the Retirement Plans business against companies such as Capital Group, Principal Financial, John Hancock, T. Rowe Price, Lincoln Financial, Transamerica, Vanguard, Paychex and ADP.

Our Retirement Plans business competes on the value we deliver to help guide individuals to greater financial wellness through competitively priced products, tools and services provided through the workplace. Our full-service business also competes on the breadth of our service and investment offerings, technical/regulatory expertise, industry experience, local enrollment and education support, investment flexibility and our ability to offer industry tailored product features to meet the financial wellness and retirement income needs of our clients. We have seen industry concentration in the large plan recordkeeping business, as providers seek to increase scale, improve cost efficiencies and enter new market segments. We emphasize our strong sponsor relationships, flexible value-added services, ability to customize recordkeeping and administration services to match client needs, and technical and regulatory expertise as our competitive strengths. Additionally, we compete with our broad suite of products and financial wellness tools and services, including our innovative and robust digital and mobile capabilities, to help employers support the retirement preparedness and financial needs of their employees. Our long standing experience in the retirement market and strong stable value expertise allows us to effectively compete against existing and new providers.

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

Retail Wealth Management

Products and Services

Our Retail Wealth Management business offers a variety of investments and protection products, along with advice and guidance delivered to individuals through field-based advisory representatives and home office phone-based representatives. Our current investment solutions include a variety of mutual fund custodial IRA products, managed accounts and advisory programs, and brokerage accounts. The IRA products include certain tax-qualified mutual fund custodial products that were retained from the Annuities business we divested in 2018, which are also sold by our employee wholesale team that works directly with affiliated and unaffiliated brokers and advisers who sell individual retirement accounts to individuals or small businesses.

While the primary focus of our Wealth Solutions segment is to serve approximately 6.7 million defined contribution plan participants (as of December 31, 2022), we also seek to serve these individuals by utilizing our Retail Wealth Management business to deepen our relationships with them for the long-term. We believe that our ability to offer an integrated approach to an individual customer’s entire financial picture, while saving for or living in retirement, presents a compelling reason for our Retirement Plans participants to partner with us as their principal investment and retirement plan provider. Through our broad range of advisory programs, our financial advisers are provided with a wide set of solutions for building their clients' investment portfolios, including stocks, bonds and mutual funds, as well as managed accounts.

Markets and Distribution

Retail Wealth Management products and advisory services are primarily sold to individuals through representatives licensed through VFA, our broker-dealer and investment advisor. The VFA representatives help provide cohesiveness between our Retirement Plans and Retail Wealth Management businesses and are grouped into two primary categories: field-based and home office phone-based representatives. Field-based representatives are registered sales and investment advisory representatives that drive both fee-based and commissioned sales. They provide face-to-face interaction with individuals seeking retail investment products (e.g., IRA products) as well as planning and advisory solutions. Home office phone-based representatives focus on assisting participants in our workplace retirement plans, primarily for our larger recordkeeping plans, with rollover products and advisory services. They also provide financial advice that helps customers transition through life stage and job-related changes. Our custodial mutual fund IRA product is also sold to individuals by unaffiliated brokers and advisors.

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

Health Solutions

Our Health Solutions segment provides worksite employee benefits, Health Account Solutions (Health Savings Account ("HSA")/FSA/HRA and COBRA administration), Leave Management, financial wellness and decision support products and services to mid-size and large corporate employers and professional associations to help foster a workforce with a healthy balance for living today, prepared for tomorrow and feeling confident about the future. In addition, our Health Solutions segment serves the employer market by providing stop-loss coverage to employer plan sponsors that self-fund their pharmaceutical and medical benefits plans. Our Health Solutions segment is among the largest writers of stop-loss coverage in the U.S., currently ranking fourth among third-party carriers on a premium basis with approximately $1.3 billion of in-force premiums. We also rank fifth in our supplemental health benefits markets offering and are a top 15 provider of group life. As of December 31, 2022, Health Solutions total in-force premiums were $2.8 billion.

The Health Solutions segment generates revenue from premiums and fees, investment income, mortality and morbidity and other charges. Investment income is driven by the spread between investment yields and credited rates (the interest and income that is credited to the policies) to policyholders on voluntary universal life, whole life products, and HSA invested assets. Underwriting income derives from the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop loss and Voluntary Benefits. Fee income is generated from margin on expenses for services provided on Leave Management, HSA/FSA/HRA and COBRA administration and proprietary decision support tools. Our Health Solutions segment generated adjusted operating earnings before income taxes of $291 million for the year ended December 31, 2022.

We believe that our Health Solutions segment offers significant opportunities for growth through expansion of Voluntary Benefits and Health Account Solutions as employers increasingly seek to have employees bear a greater proportion of the cost of medical coverage. We are well-positioned to offer complementary products such as Accident Critical Illness and Hospital Indemnity that protect the workforce from having to consume savings and retirement assets from their HSA or retirement plans while providing financial protection from life events with short-term disability, long-term disability and life insurance.

We also provide decision support tools such as myVoyage which help employees select the right combination of benefits to meet their individual circumstances and objectives. We support employers by taking on the administrative burden of leave management, COBRA administration and other obligations with simplified billing, medical claims integration and by offering stop-loss coverage.

Products and Services

Our Health Solutions segment offers stop-loss insurance, voluntary benefits, and group life and disability, Health Account Solutions (HSA/FSA/HRA and COBRA administration), Leave Management and decision support products and services. These offerings are designed to meet the financial needs of both employers and employees by helping employers attract and retain employees and control costs, provide ease of administration and valuable financial protection for employees.

Stop Loss. Our stop-loss insurance provides coverage for mid-sized to large employers that self-insure their medical claims. These employers provide a health plan to their employees and generally pay all plan-related claims and administrative expenses. Our stop-loss product helps these employers contain their health expenses by reimbursing specified claim amounts above certain deductibles and by reimbursing claims that exceed a specified limit. We offer this product via two types of protection—individual stop-loss insurance and aggregate stop-loss insurance. The primary difference between these two types is a varying deductible; both coverages are re-priced and renewable annually.

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

Group Disability. Group disability includes group long term disability, short term disability, voluntary long term disability and voluntary short term disability products for mid-sized to large employers. This product offering is typically packaged for sale with group life products, especially in the middle-market. We also provide leave administration services. We partner with

FullScopeRMS (formerly DisabilityRMS), a third-party insurer, to provide leave management and reinsure 100% of our group disability.

Health Account Solutions. This product line involves the sale of health savings accounts, flexible spending accounts and health reimbursement arrangements, commuter and dependent care benefits, COBRA administration and direct billing services.

Financial Wellness and Decision Support. With our MyVoyage application, we offer a distinctive guidance and advice tool that assists employees and their dependents to make more informed decisions in choosing among complex enrollment decisions that span medical coverage, dental insurance, vision, HAS, FSA, Retirement contributions and emergency savings. Premiums associated with Financial Wellness and Decision Support are included within Health Account Solutions.

The following chart presents the key Health Solutions products we offer, along with annualized in-force premiums for each product:

($ in millions)	Annualized In-Force Premiums
Health Solutions Products	Year Ended December 31, 2022
Stop Loss	$1,258
Voluntary Benefits	670
Group Life	610
Group Disability	224
Health Account Solutions	19

Markets and Distribution

Our Health Solutions segment works primarily with national and regional benefits consultants, brokers, TPAs, enrollment firms and technology partners. Our tenured distribution organization provides local sales and account management support to offer customized solutions to mid-sized to large employers backed by a national accounts team. We offer innovative and flexible solutions to meet the varying and changing needs of our customers and distribution partners. We have many years of experience providing unique stop-loss solutions and products for our customers. In addition, we are an experienced multi-line employee benefits insurance carrier (group life, disability, stop loss and voluntary benefits).

Competition

The stop-loss insurance market is mature. Due to the large number of participants in this segment, price and claim servicing are important competitive drivers. Our principal competitors include Sun Life, Tokio Marine HCC (formerly Houston Casualty), and Symetra.

The supplemental benefits market is growing rapidly and we compete on price, claim servicing and product innovation with our principal competitors being Cigna, Aetna and Aflac.

The group life market is the most mature of our market segments and most often sold alongside disability where competitive drivers for both are price, claim servicing, and additional administrative capabilities (such as leave management). Our principal competitors include MetLife, New York Life and Unum.

The Health Account Solutions market continues to grow at a rapid pace, and includes HSAs, FSAs, COBRA administration, and billing services. Our principal competitors in this market are Health Equity, Optum (part of UnitedHealthcare), Fidelity and HSA Bank (part of Webster Bank).

Underwriting and Pricing

Group insurance pricing reflects the employer group’s claims experience and the risk characteristics of each employer group. The employer’s claims experience is reviewed at time of policy issuance and periodically thereafter, resulting in ongoing pricing adjustments. The key pricing and underwriting criteria are morbidity and mortality assumptions, the employer group’s demographic composition, the industry, geographic location, regional and national economic trends, plan design and prior claims experience. Pricing for our group disability products is determined by our reinsurer, FullScopeRMS, and we assume no underwriting risk in connection with such products.

Stop loss insurance pricing reflects the risk characteristics and claims experience for each employer group. The product is annually renewable and the underwriting information is reviewed annually as a result. The key pricing and underwriting criteria are medical cost trends, morbidity assumptions, the employer group’s demographic composition, the industry, geographic location, plan design and prior claims experience. Pricing in the stop-loss insurance market is generally cyclical.

Reinsurance

Our Health Solutions reinsurance strategy seeks to limit our exposure to any one individual which helps limit and control risk. Group Life, which includes Accidental Death and Dismemberment, cedes the excess over $750,000 of each coverage to a reinsurer. Group Long Term Disability cedes substantially all of the risk including the claims servicing, to a TPA and reinsurer. As of January 1, 2022, Stop Loss has a reinsurance program in place that limits our exposure on any one specific claim to $5.0 million, with aggregate stop-loss reinsurance that limits our exposure to $5.0 million over the Policyholder's Aggregate Excess Retention. For policies issued in 2021 and 2020, the limits on any one specific claim are $4.5 million and $4.0 million, respectively and there is aggregate stop-loss reinsurance limiting our exposure to $4.5 million over the Policyholders Aggregate Excess Retention. See Quantitative and Qualitative Disclosures About Market Risk—Risk Management in Part II, Item 7A. of this Annual Report on Form 10-K. We also use an annually renewable reinsurance transaction which lowers required capital of the Health Solutions segment.

Investment Management

With global distribution capabilities, we offer domestic and international fixed income, equity, alternatives and multi-asset products and solutions across market sectors and investment styles through our actively managed, full-service investment management business. As of December 31, 2022, our Investment Management segment managed $258.5 billion for third-party institutional and individual investors (including third-party variable annuity-sourced assets), $24.8 billion in separate account assets for our other businesses and $38.0 billion in general account assets. We also offer a range of privates and alternative asset solutions across fixed income and alternative investment products with AUM of $99.7 billion for such privates and alternatives products.

On July 25, 2022, we completed the AllianzGI Transaction, pursuant to which we acquired assets and teams comprising specified strategies previously managed by AllianzGI. The AllianzGI Transaction increases the international scale and distribution of our investment products and provides us with new capabilities that diversify our investment strategies and help us meet the needs of a larger and more global client base.

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

Through our institutional distribution channel and our Voya-affiliate businesses, we serve a variety of institutional clients, including public, corporate and Taft-Hartley Act defined benefit and defined contribution retirement plans, endowments and foundations, and insurance companies. We also serve individual investors by offering our mutual funds, separately managed accounts, and private and alternative funds through an intermediary-focused distribution platform or through affiliate and third-party retirement platforms.

Investment Management’s primary source of revenue is management fees collected on the assets we manage. These fees are typically based upon a percentage of AUM. In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on AUM exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform and distributed primarily by our Wealth Solutions segment. Investment Management also receives fees as the primary investment manager of our general account, which is managed on a market-based pricing basis. Finally, Investment Management generates revenues from a portfolio of seed capital investments in private equity, Collateralized Loan Obligations ("CLOs") and various funds. Excluding Allianz's non-controlling interest, Investment Management generated adjusted operating earnings before income taxes of $158 million for the year ended December 31, 2022.

The success of our platform begins with providing our clients continued strong investment performance. In addition to investment performance, our focus is on client "solutions" and income and outcome-oriented products which include target date funds. We expect that our traditional public markets business and privates and alternatives capabilities, leveraging strong investment performance combined with superior client service, will drive positive net cash flows and AUM growth.

Products and Services

Investment Management delivers products and services that are manufactured through our traditional, private asset and alternative investment capabilities. The traditional platforms are fixed income, equities and multi-asset strategies and solutions ("MASS"). Our private asset and alternative capabilities include investment strategies such as private equity. private credit (investment grade and high yield), commercial mortgage loans, mortgage derivatives, leveraged credit and CLOs. The onboarding of former AllianzGI investment strategies has increased our product offering across thematic and fundamental equity and added multi-asset fund offerings.

Fixed Income. Investment Management’s fixed income platform manages assets for domestic and international institutional investors, retail investors and our general account. As of December 31, 2022, there was $221.6 billion in AUM on the fixed income platform, of which $38.0 billion were general account assets. Through the fixed income platform, clients have access to public fixed income strategies including money market funds, investment-grade corporate debt, government bonds, residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), asset-backed securities ("ABS"), and high yield bonds. Our private fixed income capabilities include private placements, middle market private debt and syndicated debt instruments, leveraged credit, structured products (e.g., CLOs), commercial mortgages and preferred securities. Each sector within the platform is managed by seasoned investment professionals supported by significant credit, quantitative and macro research and risk management capabilities.

Equities. The equities platform is a multi-cap and multi-style research-driven platform comprising thematic, fundamental and quantitative equity strategies for institutional and retail investors. As of December 31, 2022, there were $83.4 billion in AUM on the equities platform covering both domestic and international markets. Our fundamental equity capabilities are bottom-up and research driven, and cover growth, value, and core strategies in the large, mid and small cap spaces. The AllianzGI Transaction added thematic and fundamental equity capabilities. Our quantitative equity capabilities are used to create quantitative and enhanced indexed strategies, support other fundamental equity analysis, and create extension products.

Alternatives. Investment Management’s largest alternatives platform is Pomona Capital. Pomona Capital specializes in investing in private equity funds in three ways: by purchasing secondary interests in existing partnerships; by investing in new partnerships; and by co-investing alongside buyout funds in individual companies. As of December 31, 2022, Pomona Capital managed assets totaling $10.0 billion across a suite of limited partnerships and the Pomona Investment Fund, a registered investment fund that is available to accredited investors. In addition, Investment Management's alternatives platform includes privately-placed open-end and closed-end funds, the underlying strategies of which leverage our core private credit and mortgage loan investment capabilities. As of December 31, 2022, there were $16.4 billion in alternatives AUM.

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

The following chart presents asset and net flow data as of December 31, 2022, broken out by Investment Management’s five investment platforms as well as by major client segment:

	AUM		Net Flows
	As of		Year Ended
	12/31/2022		12/31/2022
	$ in billions		$ in millions
Investment Platform
Fixed income - Public	$138.3		$(2,218.4)
Fixed income - Privates	83.3		5,017.8
Equities	83.4		(1,214.5)
Alternatives	16.4		(511.0)
Total	$321.4	(1)	$1,073.9
MASS (1)	30.8		795.5

Client Segment
Retail	$121.9		$(2,600.8)
Institutional	161.5		3,674.7
General Account	38.0		N/A
Total	$321.4		$1,073.9
Divested Businesses (2)	38.7		(2,156.4)
(1)    $24.2 billion of MASS assets are included in the fixed income, equity and alternatives AUM categories presented above. The balance of MASS assets, $6.6 billion, is managed by third parties and we earn only a modest, market-rate fee on the assets.
(2) Upon closing of the Individual Life Transaction on January 4, 2021, $26 billion of assets (measured on a market value basis) moved from the general account to external client. The external client assets are managed through our appointment as investment manager. Voya IM's mandate covers approximately 80% of these assets for a minimum term of two years following the closing of the Individual Life Transaction, grading down to at least approximately 30% by the sixth year. See —Organizational History and Structure—Individual Life Transaction.
N/A - Not applicable

Markets and Distribution

We serve our institutional clients through a dedicated sales and service platform both domestically and internationally. The strategic partnership with AllianzGI we entered into concurrently with the AllianzGI Transaction enhances our strategic outreach globally. For certain international regions, we currently also distribute through selling agreements with a former affiliated party and for sponsored structured products through the arranger. We serve individual investors through an intermediary-focused distribution platform, consisting of business development and wholesale forces that partner with banks, broker-dealers and independent financial advisers, as well as our affiliate and third-party retirement platforms.

With the exception of Pomona Capital and certain structured products, the different products and strategies associated with our investment platforms are distributed and serviced by these Retail and Institutional client-focused segments as follows:

•Retail client segment: Registered open- and closed-end funds and Separately Managed Accounts through affiliate and third-party distribution platforms, including warehouses, brokerage firms, registered investment advisors, banks, trust companies and independent and regional broker-dealers. As of December 31, 2022, total AUM from these channels was $121.9 billion. Included in our retail client segment is $14.2 billion of AUM managed on behalf of our divested businesses as of December 31, 2022.

•Institutional client segment: Individual and pooled accounts, targeting defined benefit, defined contribution recordkeeping and retirement plans, Taft Hartley plans and endowments and foundations. As of December 31, 2022, Investment Management had approximately 336 institutional clients, representing $161.5 billion of AUM primarily in separately managed accounts and collective investment trusts.

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

Individual Life

As described under "–Organizational History and Structure–Individual Life Transaction", on January 4, 2021, we completed a transaction to dispose of substantially all of our individual life business and related assets. As a part of the Individual Life Transaction, we also transferred a significant portion of our remaining annuities business previously managed in Corporate. See Overview in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Human Capital Resources

Voya is a purpose-driven company with a culture, a brand, and an operating discipline that has established us as a leader in our industry. Through our human capital strategy, we attract, retain and reward talent across our enterprise in support of our mission to make a secure financial future possible – one person, one family, one institution at a time. We have prioritized our efforts to build and maintain a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs. Outside of Voya, we have built and continue to build connections between our employees and the communities in which they live and serve through support of employee volunteerism and giving.

As of December 31, 2022, we had approximately 6,100 employees, 99% of whom are full-time and U.S.-based. Our primary office locations are in New York, NY; Windsor, CT; Minneapolis, MN; Atlanta, GA; Braintree MA; Scottsdale, AZ; and Chandler, AZ. As part of our post-COVID strategy, we have shifted from 20% of our workforce as fully remote to approximately 58% of our workforce as fully remote, approximately 41% as hybrid (working remotely or in an office location some portion of their time) and 1% as office essential workers.

Our acquisition of Benefitfocus on January 24, 2023 has increased our employee base by approximately 1,100 employees, approximately half of whom are based in the Charleston, SC region, where we have also acquired an additional office facility.

Diversity and Inclusion

Our differences make us stronger. We are committed to fostering a work environment where the differences that we are born with — and those we acquire and choose throughout our lives — are understood, valued and intentionally pursued. Purposefully bringing our differences together to positively influence our culture, service our clients and enrich our communities is essential to our vision to clear your path to financial confidence and a more fulfilling life. Of our approximately 6,100 employees as of December 31, 2022, females or people of color represent 65% of the workforce (3% of our workforce self-identifies as members of the disabled/special needs community). Our 12 member Executive Committee is 50% diverse (four females, one of whom is a person of color, and two male persons of color).

Our 11-member Board of Directors is 64% diverse (six females, one of whom is a person of color, and one male person of color).

Talent Management & Development

We believe that superior human capital management is a key component to a high level of corporate performance. We are differentiated by our talent review process, leadership development, succession planning, mentoring programs, performance management process, coaching and feedback.

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

Corporate Responsibility

Each of our approximately 6,100 employees carries out the work encompassed by our corporate values. These values reflect our belief that we all have a role to play in fulfilling our mission: to make a secure financial future possible — one person, one family, one institution at a time. We are committed to conducting business in an ethically, economically, socially and environmentally responsible manner.

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

As of December 31, 2022, we had three U.S. insurance subsidiaries – VRIAC, RLI and Reliastar of New York ("RNY"), which are domiciled in Connecticut, Minnesota and New York, respectively. These are collectively referred to as "our insurance subsidiaries" and VRIAC and RLI are referred to as our "Principal Insurance Subsidiaries" in this Annual Report on Form 10-K for purposes of discussions of U.S. insurance regulatory matters.
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

For a summary of ordinary dividends and extraordinary distributions paid by each of our insurance subsidiaries to Voya Financial or Voya Holdings in 2021 and 2022, and a discussion of ordinary dividend capacity for 2023, see Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K.

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

Surplus and Capital Requirements. Insurance regulators have the discretionary authority, in connection with the ongoing licensing of our insurance subsidiaries, to limit or prohibit the ability of an insurer to issue new policies if, in the regulators' judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Insurance regulators may also limit the ability of an insurer to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year. We do not currently believe that the current or anticipated levels of statutory surplus of our insurance subsidiaries present a material risk that any such regulator would limit the amount of new policies that our insurance subsidiaries may issue.

Risk-Based Capital. The NAIC has adopted RBC requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2022, the Total Adjusted Capital of each of our insurance subsidiaries exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

IRIS Tests. The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies requiring special attention or action. For IRIS ratio purposes, our insurance subsidiaries submit data to the NAIC on an annual basis. The NAIC analyzes this data using prescribed financial data ratios. A ratio falling outside the prescribed "usual range" is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range.

Regulators typically investigate or monitor an insurance company if its IRIS ratios fall outside the prescribed usual range for four or more of the ratios, but each state has the right to inquire about any ratios falling outside the usual range. The inquiries made by state insurance regulators into an insurance company’s IRIS ratios can take various forms.

We do not anticipate regulatory action as a result of our 2022 IRIS ratio results.

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

In response to the growing threat of cyberattacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law (the "Model Law"), intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. These laws are designed to ensure that licensees of the Department of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. Alabama, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maine, Michigan, Mississippi, New Hampshire, North Dakota, Ohio, South Carolina and Virginia have adopted versions of the Model Law, each with a different effective date, and other states may adopt versions of the Model Law in the future. In February 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that is not based on the Model Law, that requires banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a comprehensive cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State's financial services industry". NYDFS's Cybersecurity Requirements specifically provide for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses and business continuity and disaster recovery, including notice to the NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certification of regulatory compliance with the NYDFS. In November 2022, the NYDFS proposed amendments to its cybersecurity regulations that would call for increased mandatory controls and additional cybersecurity requirements for larger companies.

During 2023, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

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

Department of Labor Rules Regarding Fiduciaries

In December 2020, the Department of Labor (“DOL”) adopted a revised interpretation to the five-part test to determine investment advice fiduciary status under Title I of ERISA, and a new prohibited transaction exemption (PTE 2020-02) that, subject to certain requirements, allows investment advice fiduciaries to receive compensation that might otherwise have been considered an ERISA prohibited transaction. In April 2021, the DOL stated that it anticipates amending the 2020 investment advice fiduciary regulation and PTE 2020-02, which amendment did not occur in 2022 and is now expected in 2023. We do not believe that compliance with the fiduciary interpretation or the prohibited transaction exemption as currently adopted will have a material impact on us. We anticipate that other state and federal regulators may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. If anticipated amendments to these rules render them more onerous than Regulation Best Interest ("Regulation BI") and existing DOL rules, or result in a conflict with Regulation BI, the impact on us could be more substantial.

In November 2020 and December 2020, the DOL adopted final rules which included provisions that significantly limited plan fiduciaries' consideration of non-pecuniary factors when selecting investments, proxy voting and exercising other shareholder rights. In March 2021, the DOL announced that it was reviewing the 2020 investment selection and proxy voting rules and issued an enforcement policy statement that the DOL would not enforce these rules until the publication of further guidance. In November 2022, the DOL announced a final rule that clarified that a fiduciary's duty of prudence must be based on factors that the fiduciary reasonably determines are relevant to a risk and return analysis and that such factors may also include the economic effects of climate change and other ESG considerations in selecting investments or exercising shareholder rights, such as proxy voting. We do not believe that the revised investment selection and proxy voting rules will have a material impact on us.

SECURE 2.0 Act

On December 23, 2022, Congress passed the Consolidated Appropriations Act, 2023, containing the SECURE 2.0 Act of 2022 ("SECURE 2.0"), which was signed into law by President Biden on December 29, 2022. SECURE 2.0 includes a number of provisions related to retirement plans that: (1) expand participant coverage; (2) facilitate the establishment of retirement plans by smaller employers; (3) facilitate the creation of emergency savings accounts; (4) facilitate opportunities for participants with student debt to begin building retirement savings; and (5) simplify plan rules. These provisions are likely to have a significant effect on retirement plans and participants for the next several years due to their staggered effective dates, and will require numerous changes to retirement plan recordkeeping systems and processes. We are still reviewing SECURE 2.0's impact on our Wealth Solutions business, but do not believe that the changes to our systems and processes required to implement SECURE 2.0 will have a material impact on us.

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

Broker-Dealers and Investment Advisers

Our securities operations, principally conducted by a number of SEC-registered broker-dealers, are subject to federal and state securities, commodities and related laws, and are regulated principally by the SEC, the CFTC, state securities authorities, FINRA, the Municipal Securities Rulemaking Board and similar authorities. Agents and employees registered or associated with any of our broker-dealer subsidiaries are subject to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and to regulation and examination by the SEC, FINRA and state securities commissioners. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, cease-and-desist orders or suspension, termination or limitation of the activities of the regulated entity or its employees.

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

Some of our subsidiaries are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and provide advice to registered investment companies, including mutual funds used in our annuity products, as well as an array of other institutional and retail clients. The Investment Advisers Act and Investment Company Act may require that fund shareholders be asked to approve new investment advisory contracts with respect to those registered investment companies upon a change in control of a fund’s adviser. Likewise, the Investment Advisers Act may require that other clients consent to the continuance of the advisory contract upon a change in control of the adviser.

The commodity futures and commodity options industry in the U.S. is subject to regulation under the Commodity Exchange Act of 1936, as amended (the "Commodity Exchange Act"). The CFTC is charged with the administration of the Commodity Exchange Act and the regulations adopted under that Act. Some of our subsidiaries are registered with the CFTC as commodity pool operators and commodity trading advisors. Our futures business is also regulated by the National Futures Association.

In June 2019, the SEC adopted Regulation BI. Among other things, Regulation BI applies a “best interest” standard to broker-dealers and their associated persons, including our retail broker-dealer, VFA, when they make securities investment recommendations to retail customers.

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

Trust Activities Regulation

Voya Institutional Trust Company ("VITC") and Voya Investment Trust Co. ("VINTCO"), are each trust subsidiaries chartered by the Connecticut Department of Banking and subject to its regulation, supervision and examination. Neither entity is permitted to accept deposits (other than incidental to trust or custodial activities). VITC’s activities are primarily to serve as trustee or custodian for retirement plans, IRAs, Health Savings Accounts and trust and custodial accounts used by employers to fund health reimbursement arrangements, and VINTCO's activities are primarily to serve as trustee for and manage various collective and common trust funds. VINTCO is also subject to state fiduciary duty laws, and the collective trust funds it manages are generally subject to ERISA.

Other Laws and Regulations

USA Patriot Act

The Patriot Act contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. Internal practices, procedures and controls are required to meet the increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies and share information with other financial institutions.

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

We are subject to numerous state laws governing the protection of personal and confidential information of our clients or employees, including the NYDFS Cybersecurity Regulation which mandates detailed cybersecurity standards for all institutions, including insurance entities, authorized by the NYDFS to operate in New York. We are subject to certain other states' cybersecurity standards, including in states that have adopted the NAIC Insurance Data Security Model Law. For more information, see —Cybersecurity Regulatory Activity.

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

Certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which establishes privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity, availability, and privacy of protected health information. Benefitfocus, as a healthcare clearinghouse, is a “Covered Entity” directly subject to HIPAA’s Privacy, Security, and Breach Notification Rules. Additionally, we may be required to enter into a HIPAA Business Associate Agreement (“BAA”) as a result of administering Flexible Spending Accounts (“FSAs”) and Health Reimbursement Arrangements (“HRAs”) on behalf of our customers, including Benefitfocus’ health plan customers, and in connection with the provision of certain services, such as medical claims integration. BAAs require us to safeguard protected health information and restrict how we may use and disclose such information.

More broadly, the General Data Protection Regulation (“GDPR”) which regulates data protection for all individuals within the European Union (“EU”), including foreign companies processing data of EU residents, became effective on May 25, 2018 and applies to all of our subsidiaries operating in the EU. The U.K. has also implemented the GDPR (the “U.K. GDPR”). The GDPR and the U.K. GDPR set out a number of requirements that must be complied with when handling the personal data of such EU and U.K. based data subjects respectively including: the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability; the principal of accountability and the obligation to make public notification of significant data breaches. The GDPR and the U.K. GDPR include restrictions on transfers outside the U.K. and the European Economic Area (including Switzerland) and the requirement to include specific data protection provisions in agreements with data processors. The GDPR and the U.K. GDPR enhance individuals’ rights, introduce complex and far-reaching company obligations and increase penalties significantly in case of violation. The interpretation and application of data protection laws in the U.S., Europe and elsewhere are developing and are often uncertain and in flux. The introduction of the U.K. GDPR and the GDPR, and any resultant changes in U.K. or EU member states’ national laws and regulations, may increase our compliance obligations and costs and may necessitate the review and implementation of policies and processes relating to our collection and use of data. It is possible that these laws or cybersecurity regulations may be interpreted and applied in a manner that is inconsistent with our data protection or security practices.

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

Additionally, we are subject to the terms of our privacy policies and privacy-related obligations to third parties. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and could cause consumers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding privacy, data protection (in particular those that impact the use of machine intelligence) and cross-border transfers of consumer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. For example, our use of certain vendors outside of the U.S. to perform services on our platform could subject us to additional data protection regimes and increased risk of noncompliance. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put personal information at risk, which may result in increased regulatory scrutiny.

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

AVAILABLE INFORMATION

We file periodic and current reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained through the SEC's website (www.sec.gov).

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

Item 1A.     Risk Factors

We face a variety of risks that are substantial and inherent in our business, including market, liquidity, credit, operational, legal, regulatory and reputational risks. The following is a summary of the more important factors that could affect our business, sales, revenues, AUM, reputation, results of operations, liquidity, profitability or financial condition.

•Conditions in the global capital markets and the economy.
•Adverse capital and credit market conditions and the cost of credit and capital.
•The level of interest rates and in particular a recurrence of a low interest rate environment or a period of rapidly increasing interest rates.
•The expected replacement of LIBOR and related reforms.
•A downgrade or a potential downgrade in our financial strength or credit ratings.
•Our ability to increase or maintain our market share in highly competitive markets.
•Our ability to achieve the desired results from recent acquisitions.
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
•Potential acceleration of the amortization of DAC and/or VOBA.

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
•Changes in accounting standards.
•Potential requirements to reduce the carrying value of our deferred income tax assets or establish an additional valuation allowance against the deferred income tax assets.
•Potential limitations on our ability to use certain beneficial deferred tax assets.
•The impact of recent U.S. tax law changes.
•Adverse publicity or increased governmental and regulatory actions with respect to us, other well-known companies or the financial services industry in general.
•Litigation or potential litigation.
•A loss of, or significant change in, key product distribution relationships.
•The occurrence of natural or man-made disasters, including the COVID-19 pandemic.
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

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally, and are vulnerable to general economic disruption, decreases in asset prices, increases in market volatility and reductions in the availability of credit. In 2020, the economic dislocation created by the COVID-19 pandemic created many of these conditions, at least temporarily, and some such conditions, in particular high unemployment and historically low interest rates, persisted into 2021. In 2022, interest rates have continued to rise while the unemployment rate has returned to pre-pandemic levels. See risk factor The occurrence of natural or man-made disasters, including the COVID-19 pandemic, may adversely affect our results of operations and financial condition.

Although we carry out business primarily in the U.S., we are affected by both domestic and international macroeconomic developments. Volatility and disruptions in financial markets, including global capital markets, can have an adverse effect on our investment portfolio, and our liabilities are sensitive to changing market factors. Factors including, but not limited to, geopolitics and political uncertainty, interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, exchange rates, the volatility and strength of the capital markets, and deflation and inflation, all affect our financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of impacts, including diverging impacts, on the value of our assets and our liabilities.

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

The level of interest rates may adversely affect our profitability, particularly in the event of a recurrence of a low interest rate environment or a period of rapidly increasing interest rates.

During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in tandem with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining or prolonged low interest rates or a prolonged period of low interest rates may also coincide with a change to our long-term view of the interest rates. Such a change in our view would cause us to further change the long-term interest rate assumptions in our calculation of insurance assets and liabilities under U.S. GAAP. Any future revision would result in increased reserves, accelerated amortization of deferred policy acquisition costs ("DAC") and other unfavorable consequences, which would be incremental to those consequences recorded in connection with the most recent revision. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves. We believe a continuation of the low interest rate environment would negatively affect our financial performance.

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

Lastly, certain statutory reserve requirements are based on formulas or models that consider forward interest rates and an increase in forward interest rates may increase the statutory reserves we are required to hold thereby reducing statutory capital. Changes in prevailing interest rates may negatively affect our business including the level of net interest margin we earn. In a period of changing interest rates, interest expense may increase and interest credited to policyholders may change at different rates than the interest earned on assets. Accordingly, changes in interest rates could decrease net interest margin. Changes in interest rates may negatively affect the value of our assets and our ability to realize gains or avoid losses from the sale of those assets, all of which also ultimately affect earnings. In addition, our insurance and annuity products and certain of our retirement and investment products are sensitive to inflation rate fluctuations. A sustained increase in the inflation rate in our principal markets may also negatively affect our business, financial condition and results of operations. For example, a sustained increase in the inflation rate may result in an increase in nominal market interest rates. A failure to accurately anticipate higher inflation and factor it into our product pricing assumptions may result in mispricing of our products, which could materially and adversely impact our results of operations.

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

On April 3, 2018, the Federal Reserve Bank of New York commenced publication of three reference rates based on overnight U.S. Treasury repurchase agreement transactions, including the Secured Overnight Financing Rate, which has been recommended as an alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee. Further, the Bank of England is publishing a reformed Sterling Overnight Index Average, consisting of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Central bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have, or are expected to, select alternative reference rates denominated in other currencies. On December 16, 2022, the Federal Reserve Board adopted a final rule identifying benchmark rates based on the Secured Overnight Financing Rate ("SOFR") that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month and 12-month LIBOR in certain contracts.

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

Depending on several factors including those set forth above, our results of operations and financial condition could be adversely affected by the market transition or reform of certain benchmarks. Other factors include the pace of the transition to replacement of reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.

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

Financial strength ratings, which various rating organizations publish as a measure of an insurance company's ability to meet contract holder and policyholder obligations, are important to maintain public confidence in our products, the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including: (i) reducing new sales of insurance and annuity products and investment products; (ii) adversely affecting our relationships with our advisors and third-party distributors of our products; (iii) materially increasing the number or amount of policy surrenders and withdrawals by contract holders and policyholders; (iv) requiring us to reduce prices for many of our products and services to remain competitive; and (v) adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

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

In each of our businesses we face intense competition, including from broker-dealers, financial advisors, asset managers and diversified financial institutions, banks, technology companies and start-up financial services providers, both for the ultimate customers for our products and for distribution through independent distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution, price, perceived financial strength and credit ratings, scale and level of customer service. A decline in our competitive position as to one or more of these factors could adversely affect our profitability. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have greater financial resources, or have higher claims-paying or credit ratings than we do. Furthermore, the preferences of the end consumers for our products and services may shift, including as a result of technological innovations affecting the marketplaces in which we operate. To the extent our competitors are more successful than we are at adopting new technology and adapting to the changing preferences of the marketplace, our competitiveness may decline.

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

Recent acquisitions, including managing the transition on the terms or timing currently contemplated, could have negative impacts on us.

As further described under –Organizational History and Structure–Recent Acquisitions in Part I, Item 1. of this Annual Report on Form 10-K, we completed several acquisitions in 2022 and 2023.

Although we believe these acquisitions to have been successful to date, it is possible that we may not achieve certain of the benefits that we expect to obtain in connection with the acquisitions. For example, it is possible that expected revenues may not fully materialize or that the value of the acquisitions to us is less than we anticipated. In addition, the costs of integrating these acquired businesses may be more than anticipated. The AllianzGI Transaction in particular requires us to receive certain transition services from AllianzGI, which creates additional operational complexity and risk for our business both while we receive these services and upon termination of these services. See Overview in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K for further information. Should any of the acquisitions ultimately prove to be less beneficial than we anticipated, or should the integration costs, transition services or other developments resulting from the acquisitions create unanticipated difficulties for our business, our results of operations and financial condition could be adversely affected.

Further, as a result of the AllianzGI Transaction, we now share ownership of VIM Holdings with Allianz, which holds a 24% economic interest in VIM Holdings. While we maintain full operational control of VIM Holdings, we may have less flexibility to engage in strategic transactions involving Voya IM or its subsidiaries.

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

We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments, such as swaps, options, futures and forward contracts. See risk factor Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses for a description of risks associated with our use of reinsurance. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely protect us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors, and the creditworthiness of our counterparties that may prove to be incorrect or prove to be inadequate. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.

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

Fixed income securities represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of securities in our investment portfolio, or similar trends that could worsen the credit quality of such issuers, or guarantors could also have a similar effect. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC ratio. See risk factor A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition. We are also subject to the risk that cash flows resulting from the payments on pools of mortgages or other obligations that serve as collateral underlying the mortgage- or asset-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain "interest-only" securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations and financial condition.

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

We manage a portfolio of various collateralized mortgage obligation ("CMO") tranches in combination with financial derivatives as part of a proprietary strategy we refer to as "CMO-B," as described under Investments—CMO-B Portfolio in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K. Our CMO-B portfolio consists of notional or principal securities backed by mortgages secured by single-family residential real estate, and including interest-only securities, principal-only securities, inverse-floating rate (principal) securities, inverse interest-only securities and Agency Credit Risk Transfer securities. The CMO-B portfolio is subject to a number of market and behavior risks, including interest rate risk, prepayment risk, and delinquency and default risk associated with Agency mortgage borrowers. In addition, government policy changes affecting residential housing and residential housing finance, such as government agency reform and government sponsored refinancing programs, and Federal Reserve Bank purchases of agency mortgage securities could alter prepayment behavior and result in adverse changes to portfolio values. While we actively monitor our exposure to these and other risks inherent in this strategy, it is possible that our hedging and risk management strategies will not be effective; any failure to manage these risks effectively could materially and adversely affect our results of operations and financial condition. In addition, although our CMO-B portfolio has historically performed well, it may not continue to meet expectations in the future. A rise in home prices, the concern over further introduction of or changes to government policies aimed at altering prepayment behavior, and an increased availability of housing-related credit could combine to increase expected or actual prepayment speeds, which would likely lower interest only ("IO") and inverse IO valuations. Under these circumstances, the results of our CMO-B portfolio would likely underperform those of recent periods.

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

For both securities lending and repurchase transactions, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under adverse capital market and economic conditions, liquidity may broadly deteriorate, which would further restrict our ability to sell securities. If we decrease the amount of our securities lending and repurchase activities over time, the amount of net investment income generated by these activities will also likely decline. See Liquidity and Capital Resources — Securities Pledged in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K for further information.

We may face significant losses if our actuarial assumptions, including mortality rates, morbidity rates, persistency rates or other underwriting assumptions, are not accurate, differ significantly from our pricing expectations or change in the future.

Our financial results are subject to risks around actuarial assumptions, including those related to mortality and the future behavior of policyholders, such as lapse rates and future claims payment patterns. These assumptions, which we use to determine our liabilities for future policy benefits, may not reflect future experience. Changes to these actuarial assumptions in the future could require increases to our reserves or result in decreases in the carrying value of DAC, value of business acquired ("VOBA") and unearned revenue reserves ("URR"), in each case in amounts that could be material. Any adverse changes to reserves or DAC/VOBA/URR balances could require us to make material additional capital contributions to one or more of our insurance company subsidiaries or could otherwise be material and adverse to the results of operations or financial condition of the Company. We generally update these actuarial assumptions in the third quarter of each year. For further information, see Results of Operations and Critical Accounting Judgments and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K.

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

We may be required to accelerate the amortization of DAC and/or VOBA, any of which could adversely affect our results of operations or financial condition.

Capitalized costs associated with DAC and VOBA are amortized in proportion to actual and estimated gross profits, gross premiums or gross revenues depending on the type of contract. On an ongoing basis, we test the DAC and VOBA recorded on our balance sheets to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and VOBA. The projection of estimated gross profits, gross premiums or gross revenues requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, policyholder behavior such as surrender, lapse and annuitization rates, interest margin, expense margin, mortality, future impairments and hedging costs. Estimating future gross profits, gross premiums or gross revenues is a complex process requiring considerable judgment and the forecasting of events well into the future. If these assumptions prove to be inaccurate, if an estimation technique used to estimate future gross profits, gross premiums or gross revenues is changed, or if significant or sustained equity market declines occur and/or persist, we could be required to accelerate the amortization of DAC and VOBA, which would result in a charge to earnings. Such adjustments could have a material adverse effect on our results of operations and financial condition.

Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses.

We cede life insurance policies and annuity contracts or certain risks related to life insurance policies and annuity contracts to other insurance companies using various forms of reinsurance, including coinsurance, modified coinsurance, coinsurance with funds withheld, monthly renewable term and yearly renewable term. However, we remain liable to the underlying policyholders if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to bear the entire unresolved liability for claims on the reinsured policies. In addition, a reinsurer insolvency or loss of accredited reinsurer status may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional statutory reserves.

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

If a reinsurer does not have accredited reinsurer status, or if a currently accredited reinsurer loses that status, in any state where we are licensed to do business, we are not entitled to take credit for reinsurance in that state if the reinsurer does not post sufficient qualifying collateral (either qualifying assets in a qualifying trust or qualifying letters of credit ("LOCs"). In this event, we would be required to establish additional statutory reserves. Similarly, the credit for reinsurance taken by our insurance subsidiaries under reinsurance agreements with affiliated and unaffiliated non-accredited reinsurers is, under certain conditions, dependent upon the non-accredited reinsurer's ability to obtain and provide sufficient qualifying assets in a qualifying trust or qualifying LOCs issued by qualifying lending banks. If these steps are unsuccessful, or if unaffiliated non-accredited reinsurers that have reinsured business from our insurance subsidiaries are unsuccessful in obtaining sources of qualifying reinsurance collateral, our insurance subsidiaries might not be able to obtain full statutory reserve credit.

Loss of reserve credit by an insurance subsidiary would require it to establish additional statutory reserves and would result in a decrease in the level of its capital, which could have a material adverse effect on our profitability, results of operations and financial condition.

Our reinsurance recoverable balances are periodically assessed for uncollectability. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition. For additional information regarding our unsecured reinsurance recoverable balances, see Quantitative and Qualitative Disclosures about Market Risk—Market Risk Related to Credit Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

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

The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain guaranteed minimum death and living benefits. Each of our insurance subsidiaries is subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. For additional discussion of how the NAIC calculates RBC ratios, see —Regulation—Insurance Regulation—Financial Regulation—Risk-Based Capital in Part I, Item 1. of this Annual Report on Form 10-K.

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

A significant portion of our institutional funding originates from the Federal Home Loan Bank system, which subjects us to liquidity risks associated with sourcing a large concentration of our funding from two counterparties.

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

Any failure to protect the privacy and confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

Many of our employees and contractors and the representatives of our broker-dealer subsidiaries have access to and routinely process personal information in computerized, paper and other forms. We rely on various internal policies, procedures and controls to protect the privacy, security and confidentiality of personal and confidential information that is accessible to, or in the possession of, us or our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. If we fail in the future to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see risk factors Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business and A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.

Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business.

We are highly dependent on automated and information technology systems to record and process both our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. Despite the implementation of security and back-up measures, our information technology systems may remain vulnerable to disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics or pandemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where we rely on joint ventures, affiliates and third party service providers to provide services to us and our customers, including those joint ventures, affiliates and third party service providers to whom we outsource certain of our functions. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting, or have a material adverse effect on our business, results of operations and financial condition.

A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology and other operational systems, or the sensitive data residing on such systems, could harm our business.

We are highly dependent on automated telecommunications, information technology and other operational systems to record and process our internal transactions and transactions involving our customers. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors, and similar disruptions. Businesses in the U.S. and in other countries have increasingly become the targets of "cyberattacks," "ransomware," "phishing," "hacking" or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, can result in significant disruptions to information technology systems and the theft of significant amounts of information as well as funds from online financial accounts, and can cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in our industry, we are subject to cybersecurity incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and other personal information we maintain, we may be at particular risk for targeting.

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

The transition to work-from-home in connection with the COVID-19 pandemic also increases our vulnerability to cybersecurity threats and other fraudulent activities.

Our joint ventures, affiliates and third party service providers, including third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations and financial condition. For additional information about specific cybersecurity regulations that we are subject to, see —Regulation—Insurance Regulation—Cybersecurity Regulatory Activity in Part I, Item 1. of this Annual Report on Form 10-K.

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

We may be required to reduce the carrying value of our deferred income tax assets or establish an additional valuation allowance against the deferred income tax assets if: (i) there are significant changes to federal tax policy, (ii) our business does not generate sufficient taxable income; (iii) there is a significant decline in the fair market value of our investment portfolio; or (iv) our tax planning strategies are not feasible. Reductions in the carrying value of our deferred income tax assets or increases in the deferred tax valuation allowance could have a material adverse effect on our results of operations and financial condition.

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

In 2022, the deferred tax assets increased significantly primarily due to the increase in unrealized losses driven by the increasing interest rates on our available-for-sale portfolio. Significant future increases to interest rates and/or the occurrence of other unexpected circumstances, such as changes in the economic environment, liquidity and investment strategy, could result in recording a related valuation allowance on our deferred tax assets in a future period. Additionally, future changes in facts, circumstances, tax law, including a reduction in federal corporate tax rates, may result in a reduction in the carrying value of our total deferred income tax assets and the RBC ratios of our insurance subsidiaries, or an increase in the valuation allowance. A reduction in the carrying value of our total deferred income tax assets or the RBC ratios of our insurance subsidiaries, or an increase in the valuation allowance could have a material adverse effect on our results of operations and financial condition.

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

Recent U.S. tax law changes could impact the taxation of our operations.

The Inflation Reduction Act of 2022 includes a minimum tax equal to fifteen percent of the adjusted financial statement income ("CAMT") of certain corporations as well as a one percent excise tax on share buybacks, effective for tax years beginning in 2023. The Internal Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. If the CAMT applies, we will be required to pay tax at the 15% CAMT rate, despite our U.S. Federal net operating loss carryforwards, which could adversely impact our business, financial condition, results of operations and liquidity. Additionally, any tax liability may create variability in the amount of cash taxes that we pay, which may affect our ordinary dividend or share buyback capacity. The excise tax on share buybacks is currently not expected to have a material impact on our tax liability.

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

The occurrence of natural or man-made disasters, including the COVID-19 pandemic, may adversely affect our results of operations and financial condition.

We are exposed to various risks arising from natural disasters, including hurricanes, climate change, floods, earthquakes, tornadoes and pandemic disease including the ongoing COVID-19 pandemic, as well as man-made disasters and core infrastructure failures, including acts of terrorism, military actions, power grid and telephone/internet infrastructure failures, which may adversely affect AUM, results of operations and financial condition by causing, among other things:
•Losses in our investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform;
•Changes in the rate of mortality, claims, withdrawals, lapses and surrenders of existing policies and contracts, as well as sales of new policies and contracts;
•Disruption of our normal business operations, including the ability to interact with existing or potential clients, due to catastrophic property damage, loss of life, or disruption of public and private infrastructure, including communications and financial services, or mandatory shutdowns and stay-at-home orders;
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

A number of these risks materialized in connection with the COVID-19 pandemic, which created material economic disruption worldwide and also had significant effects on our business operations, including the operations of our overseas joint venture and third-party outsourcing providers.

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

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for a significant portion of our information technology and business functions. If our joint ventures, affiliates or third-party service providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience system failures, disruptions, or other operational difficulties, an inability to meet obligations, including, but not limited to, obligations to policyholders, customers, business partners and distribution partners, increased costs and a loss of business, and such events may have a material adverse effect on our business and results of operations. Our reliance on outsourcing providers may also exacerbate our exposure to certain risks associated with catastrophic events or material disruptions in economic activity, such as that which occurred in connection with the COVID-19 pandemic. This exposure could be particularly severe to the extent such events occur in regions, such as India, in which our outsourcing providers tend to be concentrated. See risk factors Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business and A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.

Risks Related to Regulation

Our businesses and those of our affiliates are heavily regulated and changes in regulation or the application of regulation may reduce our profitability.

We are subject to detailed insurance, asset management and other financial services laws and government regulation. In addition to the insurance, asset management and other regulations and laws specific to the industries in which we operate, regulatory agencies have broad administrative power over many aspects of our business, which may include ethical issues, money laundering, privacy, recordkeeping and marketing and sales practices. Also, bank regulators and other supervisory authorities in the U.S. and elsewhere continue to scrutinize payment processing and other transactions under regulations governing such matters as money-laundering, prohibited transactions with countries subject to sanctions, and bribery or other anti-corruption measures.

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

Our insurance operations are subject to comprehensive regulation and supervision throughout the U.S. State insurance laws regulate most aspects of our insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors or investors. See —Regulation—Insurance Regulation in Part I, Item 1. of this Annual Report on Form 10-K.

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

Voya Financial, Inc. is the holding company for all our operations, and dividends, returns of capital and interest income on intercompany indebtedness from Voya Financial, Inc.’s subsidiaries are the principal sources of funds available to Voya Financial, Inc. to pay principal and interest on its outstanding indebtedness, to pay corporate operating expenses, to pay any stockholder dividends, to repurchase any stock, and to meet its other obligations. The subsidiaries of Voya Financial, Inc. are legally distinct from Voya Financial, Inc. and, except in the case of Voya Holdings Inc., which is the guarantor of certain of our outstanding indebtedness, have no obligation to pay amounts due on the debt of Voya Financial, Inc. or to make funds available to Voya Financial, Inc. for such payments. The ability of our subsidiaries to pay dividends or other distributions to Voya Financial, Inc. in the future will depend on their earnings, tax considerations, covenants contained in any financing or other agreements and applicable regulatory restrictions. In addition, such payments may be limited as a result of claims against our subsidiaries by their creditors, including suppliers, vendors, lessors and employees. The ability of our insurance subsidiaries to pay dividends and make other distributions to Voya Financial, Inc. is regulated by state insurance laws and regulations, and will depend on their ability to meet applicable regulatory standards and receive regulatory approvals. For additional information on the regulations governing our subsidiaries and restrictions imposed on their ability to pay dividends, see —Regulation—Insurance Regulation in Part I, Item 1. of this Annual Report on Form 10-K.

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

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2021 and 2022, and a discussion of ordinary dividend capacity for 2023, see Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K and the Insurance Subsidiaries Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

As of December 31, 2022, we owned or leased 72 locations totaling approximately 1.7 million square feet, of which approximately 849 thousand square feet was owned properties and approximately 858 thousand square feet was leased properties throughout the U.S. and elsewhere. We believe that our owned and leased properties are suitable and adequate for our current business operations.

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

The declaration and payment of dividends is subject to the discretion of our Board of Directors and depends on Voya Financial, Inc.'s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Voya Financial, Inc.'s other insurance subsidiaries and other factors deemed relevant by the Board. The payment of dividends is also subject to restrictions under the terms of our junior subordinated debentures in the event we should choose to defer interest payments on those debentures. Additionally, our ability to declare or pay dividends on shares of our common stock will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A and Series B Preferred Stock for the last preceding dividend period. See Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K for further information regarding common stock dividends.

At February 15, 2023, there were 53 stockholders of record of common stock.

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.'s repurchases of its common stock for the three months ended December 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
October 1, 2022 - October 31, 2022	23,737	$66.00	—	$271
November 1, 2022 - November 30, 2022	6,789	67.63	—	271
December 1, 2022 - December 31, 2022	8,439	62.73	—	271
Total	38,965	$65.58	—	N/A
(1) In connection with exercise of vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended December 31, 2022, there were 38,965 Treasury share increases in connection with such withholding activities.
(2) On April 28, 2022, the Board of Directors provided its most recent share repurchase authorizations, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500 million. The share repurchase authorization expires on June 30, 2023 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

For equity compensation information, refer to the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. and to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.

Item 6.    Reserved

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2022 and 2021, and financial condition as of December 31, 2022 and 2021. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K. For discussion and analysis of our results of operations for the years ended December 31, 2021 and 2020, refer to our 2021 Annual Report on Form 10-K filed with the SEC on February 22, 2022.

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

Overview

We provide workplace savings and benefits products, solutions, and technologies, along with investment management services, that enable a better financial future for our clients, their employees and plan participants. Serving the needs of approximately 14.7 million customers, workplace participants and institutional clients as of December 31, 2022, our approximately 6,100 employees (as of December 31, 2022) are focused on executing our mission to make a secure financial future possible—one person, one family and one institution at a time. Voya’s scale, business mix, risk profile, and strong free cash flow generation are competitive differentiators and we have a clear path to Adjusted Operating Earnings Per Share growth via net revenue growth, margin expansion, and disciplined capital management. We provide our products and services principally through our Workplace Solutions business, which encompasses both our Wealth Solutions and Health Solutions business segments, and through our Investment Management segment. We are well positioned to drive growth with new revenue streams from expanding technology and innovation, we will create new opportunities to drive margin expansion while investing in the business, and our high free-cash flow businesses will enable further return of capital to our shareholders with a disciplined approach to other capital deployment opportunities.

Wealth Solutions
Our Wealth Solutions segment provides retirement plan products and administration and investment services alongside a robust suite of financial wellness offerings to serve employees and plan participants. Furthermore, we provide individual retirement accounts and financial guidance and advisory services through our Retail Wealth Management business that enables us to deepen relationships with our retirement plan participants.

Our Wealth Solutions segment earns revenue from a diverse and complementary business mix, primarily fee income from asset and participant-based recordkeeping and advisory fees as well as investment income on our general account assets and other funds. Because our fee income is generally tied to account values, our profitability is determined in part by the amount of assets we have under management, administration or advisement, which in turn depends on sales volumes to new and existing clients, net deposits from retirement plan participants, and changes in the market value of account assets. Our profitability also depends on the difference between the investment income we earn on our general account assets, or our portfolio yield, and crediting rates on client accounts.

Health Solutions
Our Health Solutions segment provides worksite employee benefits, decision support, financial wellness, and administrative products and services to mid-size and large corporate employers and professional associations. In addition, our Health Solutions segment provides stop-loss coverage to employer plan sponsors that self-fund their pharmaceutical and medical benefits.

Our Health Solutions segment generates revenue from premiums, investment income, mortality and morbidity income and policy and other charges. Profits are driven by the difference between premiums collected and benefits and expenses paid for group life, stop loss and voluntary health benefits, along with the spread between investment income and credited rates to policyholders on voluntary universal life and whole life products.

Our Health Solutions segment offers attractive growth opportunities. For example, we believe that there are significant opportunities for growth through expansion in the voluntary benefits market and Health Account Solutions as employers increasingly seek to have employees bear a greater proportion of the cost of medical coverage. While expanding these lines, we also intend to continue to focus on profitability in our well-established group life and stop loss product lines, by adding profitable new business to our in-force block, improving our persistency by retaining more of our best performing groups, and managing our overall loss ratios.

Investment Management
Our Investment Management segment serves both individual and institutional customers, offering them domestic and international fixed income, equity, multi-asset and alternative investment products and solutions across a range of geographies, investment styles and capitalization spectrums. We are committed to investing responsibly and delivering research-driven, risk-adjusted, client-oriented investment strategies and solutions and advisory services.

Investment Management manages public and private fixed income, equities, multi-asset solutions and alternative strategies for institutions, financial intermediaries and individual investors, drawing on a 50-year legacy of active investing and the expertise of over 400 investment professionals.

Our Investment Management segment generates revenue through the collection of management fees on the assets we manage. These fees are typically based upon a percentage of asset under management (which is equivalent to the money clients are investing). In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform and distributed primarily by our Wealth Solutions segment. Investment Management also receives fees as the primary investment manager of our general account, which is managed on a market-based pricing basis. Finally, Investment Management generates revenues from a portfolio of seed capital investments.

Our Investment Management segment is well positioned to capture the growth opportunities of the asset global asset management industry. With the most recent acquisitions and transactions and the conclusion of a strategic distribution and product partnership the Investment Management segment has significantly enhanced its international footprint and further strengthened its domestic client base. Simultaneously, we have added highly-recognized and well-established investment strategy competences in both the traditional asset classes and the privates and alternatives business which will allow us to provide clients a well-diversified product offering across the entire market cycle. Furthermore, the addition of additional business will help to generate scale benefits and to improve profitability of the firm.

Business Update

On January 24, 2023, we completed the acquisition of Benefitfocus, an industry-leading benefits administration technology company that serves employers, health plans and brokers. The purchase price in the acquisition was approximately $570 million in cash consideration which includes the outstanding debt and preferred shares of Benefitfocus. The acquisition will expand the Company’s capacity to meet the growing demand for comprehensive benefits and savings solutions and increase its ability to deliver innovative solutions for employers and health plans.

On November 1, 2022, Voya Investment Management Alternative Assets, LLC (“VIMAA”), a subsidiary of Voya Investment Management LLC ("Voya IM"), acquired all of the issued and outstanding equity interests of Czech Asset Management, L.P., a private credit asset manager dedicated to the U.S. middle market. The acquisition was executed for cash consideration and expands VIMAA’s private and leveraged credit business.

On July 25, 2022, we completed a series of transactions pursuant to a Combination Agreement dated as of June 13, 2022 (the “AllianzGI Agreement”) with Voya IM and VIM Holdings LLC ("VIM Holdings"), both our indirect subsidiaries, Allianz SE (“Allianz”) and Allianz Global Investors U.S. LLC ("AllianzGI"), an indirect subsidiary of Allianz, pursuant to which the parties have combined Voya IM with assets and teams comprising specified strategies previously managed by AllianzGI. The acquisition increases the international scale and distribution of the Company’s investment products and provides us with new capabilities that diversify our investment strategies and help us meet the needs of a larger and more global client base. In connection with the acquisition, we have incurred $67 million of transaction and integration expenses in the year ended December 31, 2022 and expect to incur additional integration expenses in future periods. These expenses include consulting, legal and business integration expenses and are recorded in Operating expenses in our Consolidated Statements of Operations in the period they are incurred, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of our segments.

Under the terms of the AllianzGI Agreement, AllianzGI transferred to VIM Holdings the rights to certain assets and liabilities related to specified investment teams and strategies and the associated assets under management (the “AllianzGI Transferred Business”). We transferred all of the limited liability company interests in Voya IM to VIM Holdings and in exchange, received a 76% economic stake in VIM Holdings. Pursuant to the Amended and Restated Limited Liability Company Agreement VIM Holdings entered into at the closing date (“A&R VIM Holdings Operating Agreement”), we now hold, indirectly, a 76% economic stake in VIM Holdings and Allianz holds, indirectly, a 24% economic stake in VIM Holdings. Furthermore, VIM Holdings holds all of the limited liability company interests in Voya IM and certain assets and liabilities transferred from AllianzGI related to specified investment teams and strategies and the associated assets under management. In accordance with the A&R VIM Holdings Operating Agreement, we have full operational control of VIM Holdings, Voya IM and the transferred assets and investment teams.

The AllianzGI Agreement was executed for noncash consideration and accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the transaction. The 24% economic stake in VIM Holdings shares is reflected on the Consolidated Balance Sheets under Redeemable noncontrolling interests within Mezzanine equity.

On June 9, 2021, we completed the sale of the independent financial planning channel of Voya Financial Advisors (“VFA”) to Cetera Financial Group, Inc. (“Cetera”), one of the nation's largest networks of independently managed broker-dealers. In connection with this transaction, we transferred more than 800 independent financial professionals serving retail customers with approximately $38 billion in assets under advisement to Cetera, while retaining approximately 500 field and phone-based financial professionals who support our Wealth Solutions business. In addition, the sale resulted in a pre-tax gain of $274 million, net of transaction costs, which was recorded in Other revenue in the accompanying Consolidated Statements of Operations for the year ended December 31, 2021.

Discontinued Operations

The Individual Life Transaction

On January 4, 2021, we completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019, with Resolution Life U.S. Holdings Inc. (“Resolution Life US”), pursuant to which Resolution Life US acquired several of its subsidiaries including Security Life of Denver Company ("SLD"). We determined that the entities disposed of met the criteria to be classified as discontinued operations and that the sale represented a strategic shift that had a major effect on the Company’s operations. Income (loss) from discontinued operations, net of tax, for the year ended December 31, 2021 included a reduction to loss on sale, net of tax of $12 million associated with the transaction. The final loss on sale, net of tax as of December 31, 2021 was $1,454 million. For more information related to this transaction, refer to the Discontinued Operations Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

COVID-19

Since the first quarter of 2020, the COVID-19 pandemic has had a significant adverse effect on the global economy and financial markets. Longer-term, the economic outlook is uncertain, but may depend in significant part on progress with respect to effective vaccines and therapies to treat COVID-19 or any actions taken to contain or address the pandemic. For further information regarding risks associated with COVID-19, see The occurrence of natural or man-made disasters, including the COVID-19 pandemic, may adversely affect our results of operations and financial condition in Risk Factors in Part I, Item 1A. of this Annual Report on Form 10-K.

We continue to monitor developments relating to the COVID-19 pandemic and assess its impact on our business. Predicting with accuracy the future consequences of COVID-19 on our results of operations or financial condition is impossible. Absent a further significant and prolonged market shock, however, we do not anticipate a material effect on our results of operations, balance sheet, statutory capital, or liquidity. See Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K for further information regarding the effect of the COVID-19 pandemic on our business.

Market Conditions

Extraordinary monetary accommodation to support a global economy negatively impacted by the pandemic is being unwound. Inflationary pressures related to easy monetary and fiscal policies, and the stagflationary impacts of the Russia-Ukraine war and global supply chain frictions, are being addressed by sharply tighter monetary policy. As the impact of sharply tighter global monetary policy works through the real economy, an increase in market volatility could affect our business, including through effects on the rate and spread component of yields we earn on invested assets, changes in required reserves and capital, and fluctuations in the value of our assets under management ("AUM"), administration or advisement ("AUA"). These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation, levels of global trade, and geopolitical risk. In the short- to medium-term, the potential for increased volatility and slowing economic growth can pressure sales and reduce demand as consumers hesitate to make financial decisions. Financial performance can be adversely affected by market volatility as fees driven by AUM fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. As a company with strong retirement, investment management and insurance capabilities, however, we believe the market conditions noted above may, over the long term, enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable. For additional information on our sensitivity to interest rates and equity market prices, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

Interest Rate Environment

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:
•Our general account investment portfolio, which was approximately $39 billion as of December 31, 2022, consists predominantly of fixed income investments and had an annualized earned yield of approximately 5.1% in the fourth quarter of 2022. In prior years during the prolonged low interest rate environment, the yield we earned on new investments has been lower than the yields earned on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments in the near term will earn an average yield higher than the prevailing portfolio yield. However, heightened market volatility implies greater uncertainly around the path of interest rates and the outlook for new money investments going forward. New purchases made at current market levels would be higher than the yield of maturing assets. In addition, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment with rising interest rates generally leading to lower prices in the secondary market and falling interest rates generally leading to higher prices.
•     We actively manage our investment portfolio and offer competitive product rates in the market. Several of our products pay guaranteed minimum rates such as fixed accounts and a portion of the stable value accounts included within defined contribution retirement plans. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. In addition, we expect more policyholders to hold policies (lower lapses) with comparatively high guaranteed rates longer in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio will positively impact earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect policyholders may be less likely to hold policies (higher lapses) with existing guarantees as interest rates rise.

For additional information on the impact of the interest rate environment, see The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates in Risk Factors in Part I, Item 1A. of this Annual Report on Form 10-K. Also, for additional information on our sensitivity to interest rates, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

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

Health Solutions
•The first quarters tend to have the highest Group Life loss ratio. Sales for Group Life, Stop Loss, and Voluntary Benefits also tend to be the highest in the first quarters, as most of our contracts have January start dates in alignment with the start of our clients' fiscal years.
•The third quarters tend to have the second highest Group Life, Stop Loss, and Voluntary Benefits sales, as a large number of our contracts have July start dates in alignment with the start of our clients' fiscal years.

Investment Management
•In the fourth quarters, performance fees are typically higher due to certain performance fees being associated with calendar-year performance against established benchmarks and hurdle rates.

In addition to these seasonal factors, our results are impacted by the annual review of assumptions related to future policy benefits and deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA") (collectively, "DAC/VOBA") and unearned revenue reserves ("URR"), which we generally complete in the third quarter of each year, and annual remeasurement related to our employee benefit plans, which we generally complete in the fourth quarter of each year. See Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Stranded Costs

As a result of the Individual Life Transaction, the historical revenues and certain expenses of the divested businesses have been classified as discontinued operations. Historical revenues and certain expenses of the businesses that have been divested via reinsurance at closing of the Individual Life Transaction (including an insignificant amount of Individual Life and non-Wealth Solutions annuities that are not part of the transaction) are reported within continuing operations, but are excluded from adjusted operating earnings before income taxes as businesses exited or to be exited through reinsurance or divestment. Expenses classified within discontinued operations and businesses exited or to be exited through reinsurance include only direct operating expenses incurred by these businesses and then only to the extent that the nature of such expenses was such that we ceased to incur such expenses upon the close of the Individual Life Transaction. Certain other direct costs of these businesses, including those relating to activities for which we provide transitional services and for which we are reimbursed under transition services agreements (“TSAs”) are reported within continuing operations along with the associated revenues from the TSAs. Additionally, indirect costs, such as those related to corporate and shared service functions that were previously allocated to the businesses sold or divested via reinsurance, are reported within continuing operations. These costs ("Stranded Costs") and the associated revenues from the TSAs are reported within continuing operations in Corporate, since we do not believe that they are representative of the future run-rate of revenues and expenses of the continuing operations of our business segments. We have implemented a cost reduction strategy to address Stranded Costs and completed the removal of Stranded Costs during the third quarter of 2022. Some transformation initiatives related to TSAs will continue beyond the third quarter of 2022, however, they are not expected to result in any net Stranded Costs.

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

AUA represents accumulated assets on contracts pursuant to which we either provide administrative, advisement services, or distribution coverage, relationship management and client servicing or product guarantees for assets managed by third parties. These contracts are not insurance contracts and the assets are excluded from the Consolidated Financial Statements. Fees earned on AUA are generally based on the number of participants, asset levels and/or the level of services or product guarantees that are provided.

Our consolidated AUM/AUA includes eliminations of AUM/AUA managed by our Investment Management segment that is also reflected in other segments’ AUM/AUA and adjustments for AUM not reflected in any segments.

The following table presents AUM and AUA as of the dates indicated:

	As of December 31,
($ in millions)	2022	2021
AUM and AUA:
Wealth Solutions	$474,277	$536,246
Health Solutions	1,880	1,887
Investment Management	376,963	323,656
Eliminations/Other	(111,893)	(122,754)
Total AUM and AUA(1)	$741,227	$739,035

AUM	$438,964	$405,285
AUA	302,264	333,749
Total AUM and AUA(1)	$741,227	$739,035
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

Results of Operations - Company Consolidated

The following table presents our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
($ in millions)	2022	2021	Change
Revenues:
Net investment income	$2,281	$2,774	$(493)
Fee income	1,731	1,827	(96)
Premiums	2,425	(3,354)	5,779
Net gains (losses)	(685)	1,423	(2,108)
Other revenue	148	579	(431)
Income (loss) related to consolidated investment entities	22	981	(959)
Total revenues	5,922	4,230	1,692
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	2,573	(2,163)	4,736
Operating expenses	2,542	2,586	(44)
Net amortization of Deferred policy acquisition costs and Value of business acquired	187	795	(608)
Interest expense	134	186	(52)
Operating expenses related to consolidated investment entities	58	49	9
Total benefits and expenses	5,494	1,453	4,041
Income (loss) from continuing operations before income taxes	428	2,777	(2,349)
Income tax expense (benefit)	(5)	(98)	93
Income (loss) from continuing operations	433	2,875	(2,442)
Income (loss) from discontinued operations, net of tax	—	12	(12)
Net Income (loss)	433	2,887	(2,454)
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(77)	761	(838)
Less: Preferred stock dividends	36	36	—
Net income (loss) available to our common shareholders	$474	$2,090	$(1,616)

For additional information on reconciliations of Income (loss) from continuing operations before income taxes to Adjusted operating earnings before income taxes and Total revenues to Adjusted operating revenues, and their relative contributions of each segment, see Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Consolidated - Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Total Revenues

Total Revenues increased $1,692 million from $4,230 million to $5,922 million. The following items contributed to the overall increase.

Net investment income decreased $493 million from $2,774 million to $2,281 million primarily due to:
•lower alternative investment and prepayment fee income primarily driven by the impact of equity market performance.

Fee income decreased $96 million from $1,827 million to $1,731 million primarily due to:

•lower fee income in Wealth Solutions primarily driven by lower average equity markets and a lower earned rate; and

•amortization of unearned revenue in the prior year driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction.

    The decrease was partially offset by:

•higher fee income in Investment Management primarily due to the addition of the AllianzGI business, partially offset by lower average equity markets and higher interest rates.

Premiums increased $5,779 million from $(3,354) million to $2,425 million primarily due to:
•the close of the Individual Life Transaction in the prior year, at which point RLI, VRIAC, and RLNY ceded substantially all of their individual life and non-retirement annuity businesses to SLD, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders; and
•higher premiums driven by growth across all blocks of business in our Health Solutions segment.

Net gains (losses) changed $2,108 million from a gain of $1,423 million to a loss of $685 million primarily due to:

•higher realized gains in the prior year due to the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction;
•losses from market value changes associated with our reinsured businesses, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders;
•a gain driven by the sale of our stake in a limited partnership interest in the prior year;
•a favorable change in the allowance for losses on commercial mortgage loans in the prior year; and
•higher unfavorable mark-to-market adjustments on securities subject to fair value option accounting due to interest rate movements.

The change was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements.

Other revenue decreased $431 million from $579 million to $148 million primarily due to:

•a net gain in the prior year related to the sale of the independent financial planning channel of VFA;
•lower revenues driven by the sale of the independent financial planning channel of VFA during the prior year; and
•lower revenue from transition services agreements.

    The decrease was partially offset by:

•favorable market value adjustments driven by rising interest rates.

Income related to consolidated investment entities decreased $959 million from $981 million to $22 million primarily due to:

•equity market impacts to limited partnership valuations.

Total Benefits and Expenses

Total benefits and expenses increased by $4,041 million from $1,453 million to $5,494 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $4,736 million from $(2,163) million to $2,573 million primarily due to:

•the close of the Individual Life Transaction in the prior year, at which point, RLI, VRIAC, and RLNY ceded substantially all of their individual life and non-retirement annuity businesses to SLD, which are fully offset by a corresponding amount in Premiums;

•higher benefits incurred in Health Solutions primarily due to an increase in in-force business and non-COVID-19 Group Life impacts, partially offset by lower COVID-19 impacts and a reserve release driven by third quarter annual assumption updates; and
•a litigation reserve in the current year.

The increase was partially offset by:

•amortization and loss recognition in the prior year driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction as well as other activities associated with the close which did not repeat; and
•a change in the value of an embedded derivative associated with businesses reinsured due to an increase in interest rates, which is fully offset by a corresponding amount in Net gains (losses).

Operating expenses decreased $44 million from $2,586 million to $2,542 million primarily due to:
•lower expenses driven by the sale of the independent financial planning channel of VFA;
•lower incentive compensation in Corporate and Investment Management segments primarily due to lower earnings in the current year;
•lower restructuring costs in the current year;
•lower stranded costs due to increased benefits from cost savings; and
•a prior year legal accrual in Wealth Solutions.

The decrease was partially offset by:

•a ceding commission paid in the prior year as part of the close of the Individual Life Transaction at which point RLI, VRIAC and RLNY ceded substantially all of the Individual Life and Non-retirement annuity businesses to SLD;
•transaction and integration costs primarily driven by the addition of the AllianzGI business;
•an impairment to the fair value of a wholly owned office building;
•an increase in growth-based expenses in Wealth Solutions and Health Solutions and higher expenses in Investment Management driven by the addition of the AllianzGI business, partially offset by lower commissions in Wealth Solutions driven by equity market declines; and
•an unfavorable change in pension costs. See the Employee Benefit Arrangements Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

Net amortization of DAC/VOBA decreased $608 million from $795 million to $187 million primarily due to:

•amortization and loss recognition in the prior year driven by the realized gains on the transfer of assets to a comfort trust pursuant to reinsurance agreements entered into concurrent with the close of the Individual Life Transaction;
•a write-down of DAC and VOBA in the prior year related to businesses exited driven by third quarter annual assumption updates; and
•higher favorable DAC unlocking in Wealth Solutions primarily due to third quarter annual assumption updates in the current year, partially offset by an unfavorable change in DAC unlocking primarily due to equity market performance in the current year.

The decrease was partially offset by:

•unfavorable unlocking in business exited during the current year driven by interest rate movements.

Interest expense decreased $52 million from $186 million to $134 million primarily due to:

•lower loss related to early extinguishment of debt in the current period compared to the prior period; and
•lower interest expense as a result of cumulative debt extinguishment.

Income Tax Benefit

Income tax benefit decreased $93 million from $98 million to $5 million primarily due to:

•the release of the tax valuation allowance in 2021 that did not reoccur in 2022; and
•a change in noncontrolling interest.

The decrease was partially offset by:

•a decrease in income before income taxes;
•tax credits claimed in 2022 related to tax years 2012 - 2017; and
•an increase in the dividends received deduction.

Loss from Discontinued Operations, net of Tax

Income (loss) from discontinued operations, net of tax decreased $12 million from $12 million to $0 million primarily due to:

•unfavorable adjustments to the Individual Life Transaction loss on sale, net of tax excluding costs to sell made in the prior year.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings before Income Taxes

For additional information on the reconciliation adjustments listed below, see the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Net investment gains (losses) and related charges and adjustments increased $141 million from a loss of $20 million to a loss of $161 million primarily due to:

•a gain driven by the sale of our stake in a limited partnership interest in the prior year;
•a favorable change in the allowance for losses on commercial mortgage loans in the prior year; and
•higher unfavorable mark-to-market adjustments on securities subject to fair value option accounting in the current year due to interest rate movements.

The increase was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements.

Net guaranteed benefit gains (losses) and related charges and adjustments increased $22 million from a loss of $1 million to a loss of $23 million primarily due to:

•unfavorable changes in derivative valuations due to interest rate movements.

Gain (loss) related to businesses exited through reinsurance or divestment changed $953 million from a gain of $812 million to a loss of $141 million primarily due to:

•the close of the Individual Life Transaction in the prior year at which point the transfer of assets to a comfort trust pursuant to the reinsurance agreements resulted in realized gains which were partially offset by intangibles amortization, loss recognition and other activities which did not repeat;
•a gain in the prior year related to the sale of the independent financial planning channel of VFA net of transaction-related costs to sell;
•unfavorable unlocking in the current year driven by interest rate movements; and
•a litigation reserve in the current year.

The change was partially offset by:

•prior year annual assumption updates which resulted in a write-down of DAC and VOBA related to our businesses ceded to SLD at the close of the Individual Life Transaction; and

•lower amortization related to our businesses exited.

Income (loss) related to early extinguishment of debt decreased $28 million from a loss of $31 million to a loss of $3 million primarily due to:

•lower losses in connection with debt extinguishments completed during the current year. See the Financing Agreements Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

Immediate recognition of net actuarial gains related to pension and other postretirement benefit obligations and gains from plan adjustments and curtailments decreased $28 million from $33 million to $5 million. See Critical Accounting Judgments and Estimates - Employee Benefits Plans in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Other adjustments increased $46 million from a loss of $105 million to a loss of $151 million primarily due to:

•transaction and integration costs driven by the addition of the AllianzGI business; and
•an impairment to the fair value of a wholly owned office building.

The increase was partially offset by:

•lower costs related to restructuring.

Results of Operations - Segment by Segment

Adjusted operating earnings before income taxes is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings before income taxes should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment Adjusted operating earnings before income taxes as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. Refer to the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on the presentation of segment results and our definition of Adjusted operating earnings before income taxes.

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$1,751	$2,114
Fee income	953	1,056
Other revenue	68	68
Total adjusted operating revenues	2,772	3,238
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	888	891
Operating expenses	1,100	1,146
Net amortization of DAC/VOBA	77	91
Total operating benefits and expenses	2,064	2,128
Adjusted operating earnings before income taxes(1)	$707	$1,110
(1) Includes unlocking related to annual review of the assumptions. See DAC/VOBA Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further information.

The following tables present Total Client Assets, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of December 31,
($ in millions)	2022	2021
Full Service	$162,664	$187,702
Recordkeeping	250,507	279,501
Total Defined Contribution	413,171	467,203
Investment-only Stable Value	38,148	40,246
Retail Client and Other Assets	22,958	28,796
Total Client Assets	$474,277	$536,246

	As of December 31,
($ in millions)	2022	2021
Fee-based	$379,706	$434,340
Spread-based	33,881	33,359
Investment-only Stable Value	38,148	40,246
Retail Client Assets	22,543	28,300
Total Client Assets	$474,277	$536,246

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Wealth Solutions segment for the periods indicated:

	As of December 31,
($ in millions)	2022	2021
Full Service - Corporate markets:
Deposits	$14,722	$14,740
Surrenders, benefits and product charges	(11,910)	(13,709)
Net flows	2,812	1,031
Full Service - Tax-exempt markets:
Deposits	6,143	6,239
Surrenders, benefits and product charges	(6,002)	(6,694)
Net flows	141	(455)
Total Full Service Net Flows	$2,953	$576

Recordkeeping and Stable Value:
Recordkeeping Net Flows	$766	$(6,731)
Investment-only Stable Value Net Flows	$1,215	$(2,108)

Wealth Solutions - Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Adjusted operating earnings before income taxes decreased $403 million from $1,110 million to $707 million primarily due to:

•lower alternative asset returns, partially offset by higher investment margin primarily driven by higher portfolio yield; and
•lower fee income and other revenue resulting from lower average equity markets, the sale of the Financial Planning Channel, and a lower earned rate, partially offset by favorable market value adjustments.

The decrease was partially offset by:

•lower expenses primarily driven by the impact of the Financial Planning Channel sale, lower commissions as a result of equity market declines and a legal accrual in the prior year, partially offset by business growth; and
•higher favorable DAC unlocking primarily due to third quarter annual assumption updates in the current year, partially offset by unfavorable DAC unlocking primarily due to equity market performance in the current year.

We will adopt ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, on January 1, 2023 with a transition date of January 1, 2021. The ultimate effects the standard will have on the financial statements are highly dependent on policyholder behavior, actuarial assumptions and macroeconomic conditions, particularly interest rates and spreads. However, we estimate that application of ASU 2018-12 will result in slightly higher Adjusted operating earnings before income taxes in the Wealth Solutions segment due to lower expected DAC amortization expense (excluding unlocking impacts, which will no longer be reported under the new guidance). See Future Adoption of Accounting Pronouncements in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information regarding ASU 2018-12.

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$134	$165
Fee income	76	69
Premiums	2,378	2,168
Other revenue	(6)	(7)
Total adjusted operating revenues	2,582	2,395
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,691	1,674
Operating expenses	569	492
Net amortization of DAC/VOBA	30	25
Total operating benefits and expenses	2,291	2,191
Adjusted operating earnings before income taxes	$291	$204

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2022	2021
Sales by Product Line:
Group life and Disability	$126	$110
Stop loss	409	355
Total group products	535	465
Voluntary(1)	149	128
Total sales by product line	$684	$593

Total gross premiums and deposits	$2,724	$2,429

Group life and Disability	833	752
Stop loss	1,258	1,181
Voluntary(1)	689	576
Total annualized in-force premiums	$2,780	$2,510

Loss Ratios:
Group life (interest adjusted)(2)	89.8%	95.5%
Stop loss	75.9%	77.3%
Total Loss Ratio(2)(3)	69.4%	72.5%
(1) Includes Health Account Solutions products.
(2) The year ended December 31, 2022 loss ratio excludes $59 million of favorable reserve impact related to annual review of the assumptions.
(3) Total Loss Ratio is presented on a trailing twelve month basis.

Health Solutions- Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Adjusted operating earnings before income taxes increased $87 million from $204 million to $291 million primarily due to:

•higher premiums driven by growth across all three lines of business.

The increase was partially offset by:

•higher expenses primarily driven by business growth;
•lower alternative asset returns; and
•higher benefits incurred due to an increase in in-force business and non-COVID-19 Group Life impacts, partially offset by lower COVID-19 impacts and a reserve release driven by third quarter annual assumption updates.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$3	$103
Fee income	736	667
Other revenue	17	13
Total adjusted operating revenues	756	783
Operating benefits and expenses:
Operating expenses	570	544
Total operating benefits and expenses	570	544
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	186	239
Less: Earnings (loss) attributable to Allianz noncontrolling interest	27	—
Adjusted operating earnings before income taxes	$158	$239

Our Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Year Ended December 31,
($ in millions)	2022	2021
Investment Management intersegment revenues	$91	$92

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of December 31,
($ in millions)	2022	2021
AUM
External clients:
Institutional(1)	$161,502	$148,921
Retail(1)	121,833	76,908
Total external clients	283,335	225,829
General account	38,028	38,004
Total AUM(1)	321,363	263,832
AUA(2)	55,601	59,823
Total AUM and AUA(1)(2)	$376,963	$323,656
(1) Includes assets associated with the divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2022	2021
Net Flows:
Institutional(1)	$3,675	$9,075
Retail	(2,601)	(1,304)
Divested businesses	(2,156)	(2,974)
Total(1)	$(1,082)	$4,796
(1) Starting Q1 2021, amounts exclude liquidity related cash flow activities.

Investment Management - Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Adjusted operating earnings before income taxes including Allianz noncontrolling interest decreased $53 million from $239 million to $186 million primarily due to:

•lower investment capital returns primarily driven by higher prior year overall market performance; and
•higher operating expenses primarily driven by the addition of the AllianzGI business, partially offset by lower variable compensation due to lower earnings.

The decrease was partially offset by:

•higher fee income and other revenue primarily due to the addition of the AllianzGI business, partially offset by lower average equity markets and higher interest rates.
Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Year Ended December 31,
($ in millions)	2022	2021
Adjusted operating revenues:
Net investment income and net gains (losses)	$8	$4
Other revenue	59	96
Total adjusted operating revenues	67	100
Operating benefits and expenses:
Operating expenses(1)	105	160
Interest Expense(2)	177	201
Total operating benefits and expenses	282	361
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	(215)	(261)
Less: Earnings (loss) attributable to Allianz noncontrolling interest	(2)	—
Adjusted operating earnings before income taxes	$(213)	$(261)
(1) Includes expenses from corporate activities, and expenses not allocated to our segments. Years ended December 31, 2022 and 2021 primarily include stranded costs related to the divested businesses and amortization of intangibles.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Adjusted operating earnings before income taxes including Allianz noncontrolling interest improved $46 million from a loss of $261 million to a loss of $215 million primarily due to:

•lower incentive compensation expense in the current year driven by lower Adjusted operating earnings before income taxes;

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

The following table presents the investment income for the years ended December 31, 2022 and 2021, respectively, and the average assets of alternative investments as of the dates indicated:

	Year Ended December 31,
($ in millions)	2022	2021
Wealth Solutions:
Alternative investment income	$91	$511
Average alternative investments	1,608	1,360
Health Solutions:
Alternative investment income	8	50
Average alternative investments	164	134
Investment Management:
Alternative investment income	1	104
Average alternative investments	337	309

DAC/VOBA Unlocking
Changes in Adjusted operating earnings before income taxes and Net income (loss) are influenced by increases and decreases in amortization of DAC and VOBA.

We amortize DAC/VOBA related to fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and our overall short-term and long-term future expectations for returns available in the capital markets. At each valuation date, estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance, which is referred to as unlocking. As a result of this process, the cumulative balances of DAC/VOBA are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in a benefit to income ("favorable unlocking") generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. Changes in DAC/VOBA due to contract changes or contract terminations higher than estimated are also included in "unlocking." At each valuation date, we evaluate these assumptions and, if actual experience or other evidence suggests that earlier assumptions should be revised, we adjust the reserve balance, with a related charge or credit to Policyholder benefits. These reserve adjustments are included in unlocking associated with Wealth Solutions and Health Solutions. An unlocking event that results in a charge to income ("unfavorable unlocking") generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedules for future periods are also adjusted.

The DAC/VOBA unlocking in the table below includes the net impact of the annual review of the assumptions. During the third quarter of 2022 and 2021, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting in net favorable unlocking of $48 million and $10 million to Adjusted operating earnings before income taxes in 2022 and 2021, respectively. The favorable unlocking in third quarter 2022 was driven principally by higher interest rates. The favorable unlocking in third quarter 2021 was driven principally by changes in our asset return assumptions.

The following table presents the amount of DAC/VOBA unlocking included in Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2022	2021
Wealth Solutions	$44	$29
Total DAC/VOBA unlocking	$44	$29

We also review the estimated gross profits for each of our blocks of business to determine recoverability of DAC/VOBA each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. During the third quarter of 2022 and 2021, our annual review did not result in material loss recognition or premium deficiency reserve that impacted Adjusted operating earnings before income taxes. See Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for more information.

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

The following discussion presents a review of our sources and uses of liquidity and capital and should be read in its entirety and in conjunction with the Off-Balance Sheet Arrangements and Aggregate Contractual Obligations table included further below.

Consolidated Sources and Uses of Liquidity and Capital

Our principal available sources of liquidity are product charges, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, equity securities issuance, repurchase agreements, contract deposits and securities lending. Primary uses of these funds are payments of policyholder benefits, commissions and operating expenses, interest credits, share repurchases, investment purchases, business acquisitions and contract maturities, withdrawals and surrenders.

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

We estimate that our excess capital (which we define as the amount of capital and surplus in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of December 31, 2022 was approximately $937 million.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Year Ended December 31,
($ in millions)	2022	2021
Beginning cash and cash equivalents balance	$202	$212
Sources:
Proceeds from loans from subsidiaries, net of repayments(1)	34	12
Dividends and returns of capital from subsidiaries	1,210	1,633
Repayment of loans to subsidiaries, net of new issuances	65	—
Proceeds from Resolution Sale	—	672
Amounts received from subsidiaries under tax sharing agreements, net	47	—
Collateral received, net	—	10
Sale of Interest in Wholly Owned Subsidiary	—	80
Settlement of amounts due from (to) subsidiaries and affiliates, net	60	—
Discounts and fees received for debt extinguishment	2	—
Asset maturities and investment income, net	26	215
Other, net	2	—
Total sources	1,446	2,622
Uses:
Premium paid and other fees related to debt extinguishment	—	28
Payment of interest expense	111	130
Capital provided to subsidiaries	—	49
Repayments of loans from subsidiaries, net of new issuances	—	523
Debt repurchase	366	453
Amounts paid to subsidiaries under tax sharing arrangements, net	—	141
Payment of income taxes, net	14	—
Common stock acquired - Share repurchase	750	1,113
Share-based compensation	40	44
Dividends paid on preferred stock	36	36
Dividends paid on common stock	80	80
Collateral delivered, net	5	—
Derivatives, net	37	—
Other, net	—	35
Total uses	1,439	2,632
Net increase (decrease) in cash and cash equivalents	7	(10)
Ending cash and cash equivalents balance	$209	$202
(1) Reflects netting of intercompany receivable from subsidiaries of $45 million in 2021.

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

See the Consolidated and Nonconsolidated Investment Entities Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for details over changes in noncontrolling interest during the year and impacting capitalization.

Share Repurchase Program and Dividends to Shareholders

See the Shareholders' Equity Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations for the years ended December 31, 2022 and 2021. As of December 31, 2022, we were authorized to repurchase shares up to an aggregate purchase price of $271 million.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

($ in millions)	Year Ended December 31,
	2022	2021
Dividends paid on common shares	$80	$80
Repurchases of common shares (at cost)	750	1,143
Total	$830	$1,223

Preferred Stock

Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A and Series B preferred stock for the last preceding dividend period.

During the year ended December 31, 2022, we declared and paid dividends of $20 million and $16 million on the Series A and Series B preferred stock, respectively. During the year ended December 31, 2021, we declared and paid dividends of $20 million and $16 million on the Series A and Series B preferred stock, respectively. As of December 31, 2022, there were no preferred stock dividends in arrears. See the Shareholders' Equity Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on preferred stock issuances.

Debt

As of December 31, 2022, we had $141 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the year ended December 31, 2022:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes(1)	Ending Balance
Total long-term debt	$2,595	$—	$(366)	$(135)	$2,094
(1) Other changes is primarily the reclassification of $140 million of debt maturing in 2023 from long-term debt to short-term debt.

As of December 31, 2021, we had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the year ended December 31, 2021:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Total long-term debt	$3,044	$—	$(453)	$4	$2,595
As of December 31, 2022, we were in compliance with our debt covenants.

See the Financing Agreements Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional details over changes in debt during the year and impacting capitalization.

Put Option Agreement for Senior Debt Issuance

See the Financing Agreements Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information on the senior unsecured credit facility.

Senior Unsecured Credit Facility

See the Financing Agreements Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information on the senior unsecured credit facility.

Other Credit Facilities

We have historically used credit facilities to provide collateral for affiliated reinsurance transactions with captive insurance subsidiaries. These arrangements, which facilitated the financing of statutory reserve requirements, primarily related to our divested businesses.

See the Financing Agreements Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information on other credit facilities.

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. provides guarantees to certain of our subsidiaries to support various business requirements:
•Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13 million principal amount 8.42% Series B Capital Securities due April 1, 2027, and provides a back-to-back guarantee to ING Group in respect of its guarantee of $358 million combined principal amount of Aetna Notes.
•Voya Financial, Inc. and Voya Holdings provide a guarantee of payment of obligations to certain subsidiaries under certain surplus notes held by those subsidiaries.

We did not recognize any asset or liability as of December 31, 2022 in relation to intercompany indemnifications, guarantees or support agreements. As of December 31, 2022, no guarantees existed in which we were required to currently perform under these arrangements.

Securities Pledged

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions for short periods of time.

See Business, Basis of Presentation and Significant Accounting Policies and Investments (excluding Consolidated Investment Entities) Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on our securities lending program.

Repurchase Agreements

We enter into reverse repurchase agreements and engage in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase our return on investments and improve liquidity.

See Business, Basis of Presentation and Significant Accounting Policies and Investments (excluding Consolidated Investment Entities) Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on repurchase agreements.

FHLB

We are currently a member of the FHLB of Boston and the FHLB of Des Moines and may engage in transactions with FHLB for investment income enhancement and/or liquidity purposes. We are required to maintain a collateral deposit to back any funding agreements issued by the FHLB. We have the ability to obtain funding from the FHLBs, in the form of non-putable funding agreements, based on a percentage of the value of our assets and subject to the availability of eligible collateral. The types of securities generally pledged include mortgage securities, commercial real estate and U.S. treasury securities. Our borrowing capacity is also limited by the lending value of our assets eligible to be pledged to the FHLB. As of December 31, 2022 and 2021, our available collateral lending value was approximately $2.4 billion for VRIAC and RLI.

We had $1,279 million and $1,461 million in FHLB funding agreements as of December 31, 2022 and 2021, respectively, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, we had assets with a market value of approximately $1,791 million and $1,881 million, respectively, which collateralized the FHLB funding agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of December 31, 2022, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.3 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of December 31, 2022, Voya Financial, Inc. had $195 million in outstanding borrowings from subsidiaries and had loaned $89 million to its subsidiaries.

Collateral - Derivative Contracts

See the Derivatives Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information on collateral for derivatives.

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

A downgrade in our credit ratings or the credit or financial strength ratings of our rated subsidiaries could have a material adverse effect on our results of operations and financial condition. See A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our results of operations and financial condition in Risk Factors in Part I, Item 1A. of this Annual Report on Form 10-K.

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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium- or long-term trend in credit fundamentals, which if continued, may lead to a rating change. In December of 2022, Moody’s confirmed its outlook for the U.S. life insurance sector as stable. Also, in December of 2022, A.M. Best maintained a stable outlook on the U.S. life insurance sector. Additionally, Fitch continues to have a neutral outlook for the North American life insurance sector.

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

The S&P financial strength rating of our reinsurers with our largest reinsurance recoverable balances are AA- rated or better. These reinsurers are (i) Security Life of Denver Insurance Company, a subsidiary of Resolution Life Group Holdings LP, (ii) Lincoln Life & Annuity Company of New York, a subsidiary of Lincoln National Corporation ("Lincoln"), and (iii) RGA Reinsurance Company, a subsidiary of Reinsurance Group of America Inc. Only those reinsurance recoverable balances where recovery is deemed probable are recognized as assets on our Consolidated Balance Sheets.

In connection with the Individual Life Transaction on January 4, 2021, RLI, RLNY, and VRIAC entered into reinsurance agreements with SLD. Pursuant to these agreements, RLI and VRIAC reinsured to SLD a 100% quota share, and RLNY reinsured to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC remain subsidiaries of our Company.

For additional information regarding our reinsurance recoverable balances, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. and the Reinsurance Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

Restrictions on Dividends and Returns of Capital from Subsidiaries

We depend on dividends and other distributions from our subsidiaries as the principal source of cash to meet our obligations. These subsidiaries include our principal subsidiaries listed in Our Organizational Structure in Part I, Item 1. of this Annual Report on Form 10-K as well as other direct and indirect subsidiaries. Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Voya Financial and other affiliates under applicable insurance laws and regulations. These restrictions are based in part on the prior year’s statutory income and surplus. Generally, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Otherwise, dividends are considered extraordinary, and are subject to approval by the insurance department of the respective state of domicile of the insurance subsidiary requesting the dividend.

For a summary of dividends permitted without approval, dividends paid, and extraordinary distributions paid and applicable laws and regulations governing dividends, see the Insurance Subsidiaries Dividend Restrictions section of the Insurance Subsidiaries Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies. For the year ended December 31, 2022, dividends, net of capital contributions, received by Voya Financial, Inc. and Voya Holdings from non-life subsidiaries was $75 million. For the year ended December 31, 2021, dividends net of capital contributions received by Voya Financial, Inc. and Voya Holdings from non-life subsidiaries was $606 million, of which $112 million was a net non-cash contribution to the non-life subsidiaries.

Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries

Each of our Principal Insurance subsidiaries is subject to minimum risk-based capital (“RBC”) requirements based upon the laws of its state of domicile. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks. RBC ratios, expressed as Total Adjusted Capital (“TAC”) to Company Action Level (“CAL”), may increase or decrease depending on a variety of factors including income or losses generated by the insurance subsidiary, additional capital held to support business objectives, market conditions, as well as changes to the NAIC RBC framework. State insurance regulators use the RBC requirements to identify inadequately capitalized insurers. Not meeting the minimum amount of capital based upon RBC requirements may subject the insurer to varying levels of regulatory oversight. As of December 31, 2022, the Total Adjusted Capital of each of our insurance subsidiaries exceeded statutory minimum RBC levels.

The following table summarizes the estimated ratio of TAC to CAL on a combined basis primarily for our Principal Insurance Subsidiaries adjusted for an intercompany loan of $121 million as of December 31, 2022, and adjusted for an intercompany loan of $130 million as of December 31, 2021.

($ in millions)			($ in millions)
As of December 31, 2022			As of December 31, 2021
CAL	TAC	Ratio	CAL	TAC	Ratio
$817	$4,002	490%	$834	$4,584	550%

For additional information regarding RBC, see Business-Regulation-Financial Regulation in Part I, Item 1. of this Annual Report on Form 10-K. For a summary of statutory capital and surplus of our Principal Insurance Subsidiaries, see the Insurance Subsidiaries Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Financial Leverage Ratio

The Financial Leverage Ratio is a measure that we use to monitor the level of our debt relative to our total capitalization. It is influenced by changes in the amount of our Financial obligations (numerator) and changes in our Adjusted capitalization excluding AOCI (denominator) which includes Total shareholders’ equity excluding AOCI. The following table presents the financial leverage ratio excluding AOCI for the periods indicated:

	As of December 31,
($ in millions)	2022	2021
Financial Debt
Total financial debt	$2,235	$2,596
Other financial obligations(1)	265	300
Total financial obligations	2,500	2,896

Mezzanine equity
Allianz noncontrolling interest	166	—

Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	5,651	5,541
Total equity, excluding AOCI	6,263	6,153
AOCI	(1,794)	2,100
Total Voya Financial, Inc. shareholders' equity	4,469	8,253
Noncontrolling interest	1,482	1,568
Total shareholders' equity	$5,951	$9,821

Capital
Capitalization(3)	$6,704	$10,849
Adjusted capitalization(4)	$8,617	$12,717
Adjusted capitalization excluding AOCI(5)	$10,411	$10,617

Leverage Ratios
Debt-to-Capital(6)	33.3%	23.9%
Financial Leverage(7)	36.1%	27.6%
Financial Leverage excluding AOCI(8)	29.9%	33.0%
(1) Includes operating leases, capital leases, and unfunded pension plan after-tax.
(2) Includes preferred stock par value and additional paid-in-capital.
(3) Includes Total financial debt and Total Voya Financial, Inc. shareholders' equity.
(4) This measure is a Non-GAAP financial measure. Includes Total financial obligations, Mezzanine Equity, and Total shareholders' equity.
(5) This measure is a Non-GAAP financial measure. Includes Total financial obligations, Mezzanine equity, and Total shareholders' equity excluding AOCI.
(6) Total financial debt divided by Capitalization.
(7) This measure is a Non-GAAP financial measure. Total financial obligations and Preferred equity divided by Adjusted capitalization.
(8) This measure is a Non-GAAP financial measure. Total financial obligations and Preferred equity divided by Adjusted capitalization excluding AOCI.

Our Financial Leverage Ratio excluding AOCI decreased 310 basis points from 33.0% at December 31, 2021 to 29.9% at December 31, 2022. This decrease was primarily driven by debt extinguishment, partially offset by a decrease in Adjusted capitalization excluding AOCI. The decrease in Adjusted capitalization excluding AOCI was primarily due to repurchases of common stock, debt extinguishment and a decrease in Noncontrolling interest, partially offset by Net income available to common shareholders, the interest in VIM Holdings LLC, and Mezzanine equity. For further details about the change in

Noncontrolling interest, refer to the Consolidated and Nonconsolidated Investment Entities Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents our on- and off- balance sheet contractual obligations due in various periods as of December 31, 2022. The payments reflected in this table are based on our estimates and assumptions about these obligations and consequently the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Purchase obligations(1)	$1,006	$984	$22	$—	$—
Reserves for insurance obligations(2)(3)	58,509	4,414	7,275	7,220	39,600
Retirement and other plans(4)	1,754	157	325	340	932
Short-term and long-term debt obligations(5)	5,337	292	304	867	3,874
Operating leases(6)	121	30	47	24	20
Finance leases(7)	19	19	—	—	—
Securities lending, repurchase agreements and collateral held(8)	1,437	1,309	—	—	128
Total(9)	$68,183	$7,205	$7,973	$8,451	$44,554
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
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting consistent with assumptions used in amortizing DAC. Estimated cash payments are undiscounted for the time value of money. Accordingly, the sum of cash flows presented of $58.5 billion significantly exceeds the sum of Future policy benefits and Contract owner account balances of $52.6 billion recorded on our Consolidated Balance Sheets as of December 31, 2022. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
(3) Contractual obligations related to certain closed blocks that were divested through reinsurance to third parties with reserves in the amount of $1.2 billion, have been excluded from the table. Although we are not relieved of legal liability to the contract holder for these closed blocks, third-party collateral of $1.3 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(8) Securities loan, repurchase agreements, and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative and cleared derivative contracts as well as the obligations related to borrowings under repurchase agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements and collateral held include off-balance sheet non-cash collateral of $135 million and $117 million, respectively.
(9) Unrecognized tax benefits are excluded from the table due to immateriality. In addition, in 2015 we entered into a put option agreement with a Delaware trust that gives Voya Financial, Inc. the right, at any time over a 10-year period, to issue up to $500 million of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See the Financing Agreements and Income Taxes Notes to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form10-K for more information on this agreement.

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

We have identified the following accounting judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•Reserves for future policy benefits;
•Deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA");
•Valuation of investments and derivatives;
•Investment impairments;
•Goodwill and other intangible assets;
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

Insurance and Other Reserves

Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions, which are "locked-in" at inception of the contracts, include interest rates, mortality, expenses and persistency and are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 1.0% to 7.7%. Due to the locked-in assumptions, sensitivity associated with these contracts do not result in significant impacts to our results of operations.

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions, which are locked-in at inception of the contracts, include interest rates, mortality and expenses, and are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.3% to 5.5%. Due to the locked-in assumptions, sensitivity associated with these contracts do not result in significant impacts to our results of operations.

Although assumptions are locked-in upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation. See Deferred Policy Acquisition Costs and Value of Business Acquired below for premium deficiency reserves established during 2022 and 2021.

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

Stabilizer and MCG: We issue stabilizer ("Stabilizer") contracts that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. The managed custody guarantee product ("MCG") is a stand-alone derivative and is measured in its entirety at estimated fair value.

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

Universal and Variable Universal Life: We establish additional reserves on UL and variable universal life ("VUL") contracts, primarily related to secondary guarantees and paid-up guarantees, for the portion of contract assessments received in early years that will be used to compensate us for benefits provided in later years. These reserves are calculated by estimating the expected value of benefits payable and recognizing those benefits ratably over the accumulation period based on total expected assessments. Additional reserves for UL and VUL contracts are recorded in Future policy benefits on the Consolidated Balance Sheets.

See Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K for additional information regarding specific hedging strategies we utilize to mitigate risk for the product guarantees, as well as sensitivities of the embedded derivative and stand-alone derivative liabilities to changes in certain capital markets assumptions.

Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. VOBA represents the outstanding value of in-force business acquired and is subject to amortization and interest.

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC/VOBA balances, amortization rates, reserve levels, and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC/VOBA, reserves, and the related results of operations.

•One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. We use a reversion to the mean approach, which assumes that the market returns over the entire mean reversion period are consistent with a long-term level of equity market appreciation. We monitor market events and only change the assumption when sustained deviations are expected. This methodology incorporates an 8% long-term equity return assumption, a 14% cap and a five-year look-forward period.

•Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for applicable products with credited rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets, and estimates of future interest rates and defaults.

•Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. We use a combination of actual and industry experience when setting and updating our policyholder behavior assumptions, and such assumptions require considerable judgment. Estimated gross revenues and gross profits for our variable annuity contracts are particularly sensitive to these assumptions.

During the third quarter of 2022 and 2021, we conducted our annual review of assumptions, including projection model inputs and made a number of changes to our assumptions which impacted the results of our segments included in our Net income (loss). Changes in assumptions related to DAC/VOBA are reflected in Net amortization of Deferred policy acquisition costs and Value of business acquired, and the reserve impact is reflected in Policyholder benefits in the Consolidated Statements of Operations. The following are the impacts of assumption changes during 2022 and 2021.

•For the third quarter of 2022, the impact of annual assumption updates on Adjusted Operating earnings before income taxes was $114 million favorable. This is comprised of favorable DAC/VOBA unlocking in our Wealth Solutions business of $48 million driven by higher interest rates and favorable reserve impact in our Health Solutions business of $66 million driven by mortality and morbidity assumption unlocking. The total favorable unlocking of $114 million is partially offset by $17 million unfavorable unlocking associated with our divested businesses and excluded from Adjusted operating earnings before income taxes.

•For the third quarter of 2021, the impact of annual assumption changes on Adjusted operating earnings before income taxes was $10 million favorable DAC/VOBA unlocking associated with our continuing operations. This was fully offset by $15 million unfavorable DAC/VOBA unlocking associated with our divested businesses and excluded from Adjusted operating earnings before income taxes. The favorable DAC/VOBA unlocking in our continuing operations was primarily driven by changes in asset return assumptions.

During the third quarter of 2021, and as a result of the annual review of assumptions, we recorded loss recognition of $136 million for DAC/VOBA and established premium deficiency reserves of $225 million, of which $217 million was ceded, These impacts are related to our divested businesses and excluded from Adjusted operating earnings before income taxes. Loss recognition related to DAC/VOBA and premium deficiency reserves were recorded in Net amortization of Deferred policy acquisition costs and Value of business acquired and Policyholder benefits, respectively.

During the first quarter of 2021, and as a result of the close of the Individual Life transaction, we reviewed our blocks of business to determine recoverability of DAC/VOBA. This review resulted in the write down of DAC/VOBA and recording loss recognition of $302 million associated with DAC/VOBA and the establishment of premium deficiency reserves of $221 million in our divested businesses. The loss recognition and establishment of premium deficiency reserves were recorded in the Consolidated Statements of Operations and excluded from Adjusted operating earnings before income taxes.

For further information, see the DAC/VOBA Unlocking section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and certain reserves. The following table presents the estimated instantaneous net impact to income (loss) from continuing operations before income taxes of various assumption changes on our DAC/VOBA balances and the impact on related reserves for future policy benefits and reinsurance. The effects are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred.

($ in millions)	As of December 31, 2022

Decrease in long-term equity rate of return assumption by 100 basis points	$(39)
A change to the long-term interest rate assumption of -50 basis points	(19)
A change to the long-term interest rate assumption of +50 basis points	16
Lower assumed equity rates of return and lower assumed interest rates, generally decrease DAC/VOBA and increase future policy benefits, thus decreasing income before income taxes. Higher assumed interest rates generally increase DAC/VOBA and decrease future policy benefits, thus increasing income before income taxes.

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

Derivatives

Derivatives are carried at fair value, which is determined by using observable key financial data, such as yield curves, exchange rates, S&P 500 prices, London Interbank Offered Rates ("LIBOR"), Overnight Index Swap Rates ("OIS") and Secured Overnight Financing Rates ("SOFR"), or through values established by third-party sources, such as brokers. Valuations for our futures contracts are based on unadjusted quoted prices from an active exchange. Counterparty credit risk is considered and incorporated in our valuation process through counterparty credit rating requirements and monitoring of overall exposure. Our own credit risk is also considered and incorporated in our valuation process.

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

For additional information regarding the fair value of our investments and derivatives, see the Fair Value Measurements (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. For additional information regarding the sensitivities of interest rate risk and equity market price risk and impact on investments and derivatives, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.
Investment Impairments
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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are established based on estimates of fair value as of the date of acquisition in a business combination. Goodwill and other intangible assets with indefinite lives are not amortized. Intangibles with finite lives are amortized over their estimated useful lives. We assess goodwill and other intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill

Goodwill testing is performed at the reporting unit level and consists of qualitative or quantitative assessments. In the qualitative assessment, we consider relevant events and circumstances that could affect the significant inputs used to determine the fair value of the reporting unit. If, when reviewing the qualitative factors, it is determined it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. The determination of fair value for our reporting units is primarily based on an income approach whereby we use discounted cash flows for each reporting unit. We apply significant judgment to our discounted cash flow models when determining the estimated fair value of our reporting units. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected adjusted earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, projections of new and renewed business, as well as margins on such business, interest rate levels, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit. As a result of goodwill testing, the Company concluded there was no requirement for goodwill impairment for the years ended December 31, 2022, 2021, and 2020.

Other Intangible Assets

The Company’s indefinite-lived intangible assets primarily relate to the right to manage client assets acquired in connection with the AllianzGI Transaction during 2022. The right to manage client assets intangible was not tested for impairment during 2022 due to the recent nature of the transaction and the lack of any significant identified impairment event since transaction closing. The approach to testing this and other indefinite-lived intangibles is similar to the impairment testing approach applied to goodwill, except that the testing is performed with reference to the carrying amount and fair value of the intangible asset.

Finite-lived intangible assets include primarily management contract rights and customer relationship lists and are reviewed periodically for indicators of change in useful lives or impairment. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. Significant estimates in the determination of fair value for this purpose include the projected net cash flow attributable to the intangible asset and the rate at which future net cash flows are discounted for purposes of estimating fair value, as applicable. The Company did not record any impairments of other intangible assets for the years ended December 31, 2022, 2021, and 2020.

The fair valuation methodologies utilized in connection with testing goodwill and other intangible assets for impairment are subject to key judgments and assumptions that are sensitive to change. For further information about the Company’s goodwill and other intangible assets, see the Goodwill and Other Intangible Assets Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Income Taxes

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred tax liabilities and assets for items recognized differently in our Consolidated Financial Statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments are reevaluated on a periodic basis and as regulatory and business factors change.

During the year, we had losses in Other comprehensive income of $4.9 billion, resulting in unrealized capital losses of $2.4 billion in Accumulated other comprehensive income as of December 31, 2022, which generated a deferred tax asset ("DTA"). This DTA was driven primarily by the impact of increasing interest rates on our available-for-sale portfolio. We expect this DTA to be utilized by our capital loss carryback capacity and hold to maturity tax planning strategy. Significant future increases to interest rates and/or the occurrence of other unexpected circumstances, such as changes in the economic environment, liquidity and investment strategy, could result in recording a related valuation allowance on our deferred tax assets in a future period.

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

For further information on our income taxes, including information on the valuation allowance, see the Income Taxes Note to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA of 2022”), which includes a 15% book income alternative minimum tax (“CAMT”) on corporations and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. The Internal Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. If the CAMT applies, we will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards. We do expect to be subject to the 1% excise tax but do not expect that it will have a material impact to our financial statements.

Contingencies

For information regarding our contingencies, see the Commitments and Contingencies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Employee Benefits Plans

We sponsor both qualified and non-qualified defined benefit pension plans (the "Plans") and other postretirement benefit plans covering eligible employees, sales representatives and other individuals. For accounting policies and more information related to our employee benefit plans, see the Employee Benefit Arrangements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

The table below summarizes the components of the net actuarial (gains) losses related to the Plans' pension obligations recognized within Operating expenses in our Consolidated Statements of Operations for the periods indicated:

(Gain)/Loss Recognized ($ in millions)	2022	2021
Discount Rate	$(571)	$(102)
Asset Returns	534	48
Mortality Table Assumptions	—	7
Demographic Data and other	31	15
Total Net Actuarial (Gain)/Loss Recognized	$(6)	$(32)

For the year ended December 31, 2022, we increased our Plans' discount rate by 2.47% resulting in a decrease in our benefit obligations and a corresponding actuarial gain of $571 million. This increase in the discount rate was driven by increase in the 30-year Treasury and corporate AA yields. For the year ended December 31, 2021, we increased our Plans' discount rate by 0.33% resulting in an decrease in our benefit obligations and a corresponding actuarial gain of $102 million. This increase in the discount rate was driven by increase in the 30-year Treasury and corporate AA yields.

The asset returns are only applicable to the Retirement Plan as assets are not held by any of the other pension and other postretirement plans. Our expected long-term rate of return on our Retirement Plan assets was 4.85% and 5.60% for 2022 and 2021, respectively. Our expected return on Retirement Plan assets is calculated using 30-year forward looking assumptions based on the long-term target asset allocation. In 2022, the actual return on our Retirement Plan assets was approximately -19.1%, resulting in an actuarial loss of $534 million. In 2021, the actual return on our Retirement Plan assets was approximately 4.14%, resulting in an actuarial loss of $48 million.

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

The discount rate is based on current market information provided by plan actuaries. The discount rate modeling process involves selecting a portfolio of high quality, non-callable bonds that will match the cash flows of the defined benefit pension plans. The weighted average discount rate in 2022 for the net periodic benefit cost was 3.00% for the Plans. The discount rate as of December 31, 2022 for the benefit obligation of the Plans was 5.47%.

As of December 31, 2022, the sensitivities of the effect of a change in the discount rate are as presented below. This represents the estimate of actuarial gains (losses) that would be recognized immediately through Operating expenses in our Consolidated Statements of Operations:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans
Increase in discount rate by 100 basis points	$(167)
Decrease in discount rate by 100 basis points	200

($ in millions)	Increase (Decrease) in Pension Benefit Obligation
Increase in discount rate by 100 basis points	$(167)
Decrease in discount rate by 100 basis points	200

The discount rate to be used to determine interest cost for 2023 is 5.47%. The estimated impact of this change as well as actuarial gain on discount rate experienced during 2022 is expected to increase our net periodic pension cost by approximately $30 million.

The expected rate of return considers the asset allocation, historical returns on the types of assets held and current economic environment. Based on these factors, we expect that the assets will earn an average percentage per year over the long term. This estimation is based on an active return on a compound basis, with a reduction for administrative expenses and manager fees paid to non-affiliated companies from the assets. For estimation purposes, we assume the long-term asset mix will be consistent with the current mix. Changes in the asset mix could impact the amount of recorded pension income or expense, the funded status of the Retirement Plan and the need for future cash contributions. The expected rate of return for 2022 was 4.85%, net of expenses, for the Retirement Plan.

As of December 31, 2022, the effect of a change in the actual rate of return on the net periodic benefit cost is presented in the table below. This represents the estimate of actuarial gains (losses) that would be recognized immediately through Operating expenses in our Consolidated Statements of Operations:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans
Increase in actual rate of return by 100 basis points	$(22)
Decrease in actual rate of return by 100 basis points	22

The expected rate of return for 2023 is 5.82%, net of expenses, for the Retirement Plan. The estimated impact of this change as well as the actuarial loss experienced on plan assets in 2022 is expected to increase our net periodic benefit cost by approximately $8 million.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31, 2022		December 31, 2021
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, net of allowance	$27,044	69.1%	$33,699	73.9%
Fixed maturities, at fair value option	2,151	5.5%	2,354	5.2%
Equity securities, at fair value	336	0.9%	240	0.5%
Short-term investments(1)	356	0.9%	97	0.2%
Mortgage loans on real estate, net of allowance	5,427	13.9%	5,612	12.3%
Policy loans	363	0.9%	392	0.9%
Limited partnerships/corporations	1,781	4.6%	1,739	3.8%
Derivatives	422	1.1%	171	0.4%
Other investments	68	0.1%	79	0.2%
Securities pledged	1,162	3.0%	1,198	2.6%
Total investments	$39,110	100.0%	$45,581	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector, as of the dates indicated:

	December 31, 2022
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$590	1.8%	$581	1.9%
U.S. Government agencies and authorities	58	0.2%	59	0.2%
State, municipalities and political subdivisions	978	2.9%	845	2.8%
U.S. corporate public securities	9,343	27.6%	8,201	27.0%
U.S. corporate private securities	5,087	15.1%	4,692	15.5%
Foreign corporate public securities and foreign governments(1)	3,343	9.9%	2,949	9.7%
Foreign corporate private securities(1)	3,254	9.7%	3,034	10.0%
Residential mortgage-backed securities	4,230	12.6%	3,977	13.1%
Commercial mortgage-backed securities	4,466	13.3%	3,883	12.8%
Other asset-backed securities	2,307	6.9%	2,136	7.0%
Total fixed maturities, including securities pledged	$33,656	100.0%	$30,357	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$764	2.2%	$1,003	2.7%
U.S. Government agencies and authorities	69	0.2%	81	0.2%
State, municipalities and political subdivisions	1,000	2.9%	1,111	3.0%
U.S. corporate public securities	10,402	30.5%	11,941	32.1%
U.S. corporate private securities	4,889	14.3%	5,325	14.3%
Foreign corporate public securities and foreign governments(1)	3,373	9.9%	3,723	10.0%
Foreign corporate private securities(1)	3,320	9.7%	3,501	9.4%
Residential mortgage-backed securities	4,183	12.3%	4,302	11.5%
Commercial mortgage-backed securities	4,032	11.8%	4,183	11.2%
Other asset-backed securities	2,069	6.2%	2,081	5.6%
Total fixed maturities, including securities pledged	$34,101	100.0%	$37,251	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2022, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

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

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2022 and 2021, the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$581	$—	$—	$—	$—	$—	$581
U.S. Government agencies and authorities	59	—	—	—	—	—	59
State, municipalities and political subdivisions	787	58	—	—	—	—	845
U.S. corporate public securities	2,485	5,357	307	36	—	16	8,201
U.S. corporate private securities	1,684	2,677	234	89	8	—	4,692
Foreign corporate public securities and foreign governments(1)	945	1,829	104	64	—	7	2,949
Foreign corporate private securities(1)	367	2,531	99	26	11	—	3,034
Residential mortgage-backed securities	3,919	34	4	1	10	9	3,977
Commercial mortgage-backed securities	3,258	521	85	12	5	2	3,883
Other asset-backed securities	1,767	325	7	10	6	21	2,136
Total fixed maturities	$15,852	$13,332	$840	$238	$40	$55	$30,357
% of Fair Value	52.2%	43.9%	2.8%	0.8%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,003	$—	$—	$—	$—	$—	$1,003
U.S. Government agencies and authorities	81	—	—	—	—	—	81
State, municipalities and political subdivisions	1,003	105	3	—	—	—	1,111
U.S. corporate public securities	4,112	7,341	406	63	19	—	11,941
U.S. corporate private securities	1,787	3,111	319	105	3	—	5,325
Foreign corporate public securities and foreign governments(1)	1,151	2,389	160	23	—	—	3,723
Foreign corporate private securities(1)	310	2,850	185	82	—	74	3,501
Residential mortgage-backed securities	4,227	37	1	2	17	18	4,302
Commercial mortgage-backed securities	3,553	487	114	29	—	—	4,183
Other asset-backed securities	1,685	330	10	13	30	13	2,081
Total fixed maturities	$18,912	$16,650	$1,198	$317	$69	$105	$37,251
% of Fair Value	50.8%	44.7%	3.2%	0.9%	0.2%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2022 and 2021, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:
• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2022
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$581	$—	$—	$—	$—	$581
U.S. Government agencies and authorities	51	8	—	—	—	59
State, municipalities and political subdivisions	48	503	236	58	—	845
U.S. corporate public securities	29	408	2,320	5,063	381	8,201
U.S. corporate private securities	58	185	1,368	2,728	353	4,692
Foreign corporate public securities and foreign governments(1)	8	168	802	1,774	197	2,949
Foreign corporate private securities(1)	—	42	297	2,541	154	3,034
Residential mortgage-backed securities	3,089	188	113	206	381	3,977
Commercial mortgage-backed securities	1,304	425	927	1,058	169	3,883
Other asset-backed securities	187	447	1,117	330	55	2,136
Total fixed maturities	$5,355	$2,374	$7,180	$13,758	$1,690	$30,357
% of Fair Value	17.6%	7.8%	23.7%	45.3%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,003	$—	$—	$—	$—	$1,003
U.S. Government agencies and authorities	70	—	11	—	—	81
State, municipalities and political subdivisions	55	623	326	104	3	1,111
U.S. corporate public securities	66	728	3,727	6,954	466	11,941
U.S. corporate private securities	68	91	1,520	3,314	332	5,325
Foreign corporate public securities and foreign governments(1)	8	229	1,045	2,233	208	3,723
Foreign corporate private securities(1)	—	48	259	2,938	256	3,501
Residential mortgage-backed securities	2,927	258	216	298	603	4,302
Commercial mortgage-backed securities	1,600	424	869	1,166	124	4,183
Other asset-backed securities	257	445	968	324	87	2,081
Total fixed maturities	$6,054	$2,846	$8,941	$17,331	$2,079	$37,251
% of Fair Value	16.3%	7.6%	24.0%	46.5%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $3.3 billion from $149 million to $3.5 billion for the year ended December 31, 2022. The increase in gross unrealized capital losses was driven primarily by sharply higher interest rates across the yield curve and moderately wider credit spreads. See Overview-Trends and Uncertainties.

As of December 31, 2022, we held ten fixed maturity securities with unrealized capital losses in excess of $10 million. The unrealized capital losses on the fixed maturity securities equaled $114 million, or 3.3% of the total unrealized losses. As of December 31, 2021, we held one fixed maturity with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity equaled $12 million, or 7.9% of the total unrealized losses.

As of December 31, 2022, we held $1.9 billion of energy sector fixed maturity securities, constituting 6.1% of the total fixed maturities portfolio, with gross unrealized capital losses of $160 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $11 million. As of December 31, 2022, our fixed maturity exposure to the energy sector is comprised of 88.0% investment grade securities.

As of December 31, 2021, we held $2.2 billion of energy sector fixed maturity securities, constituting 5.9% of the total fixed maturities portfolio, with gross unrealized capital losses of $18 million including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $12 million. As of December 31, 2021, our fixed maturity exposure to the energy sector is comprised of 86.2% investment grade securities.

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	December 31, 2022			December 31, 2021
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$1,027	$957	51.5%	$818	$949	43.1%
Integrated Energy	290	271	14.6%	401	463	21.0%
Independent Energy	317	301	16.2%	328	379	17.2%
Oil Field Services	222	211	11.4%	207	223	10.1%
Refining	123	118	6.3%	153	189	8.6%
Total	$1,979	$1,858	100.0%	$1,907	$2,203	100.0%

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

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	December 31, 2022			December 31, 2021
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,267	$2,270	97.9%	$2,621	$2,700	97.4%
2	33	32	1.4%	34	35	1.3%
3	—	—	—%	—	—	—%
4	—	—	—%	—	—	—%
5	5	7	0.3%	9	16	0.6%
6	8	9	0.4%	15	18	0.7%
Total	$2,313	$2,318	100.0%	$2,679	$2,769	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	December 31, 2022			December 31, 2021
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$12,414	$215	$350	$9,770	$80	$146

The Company utilize interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk. The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	December 31, 2022			December 31, 2021
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$70	$79	3.4%	$85	$127	4.6%
Interest Only (IO)	914	915	39.5%	459	460	16.6%
Inverse IO	527	528	22.8%	1,072	1,107	40.0%
Principal Only (PO)	77	79	3.4%	110	116	4.2%
Floater	6	6	0.3%	7	7	0.3%
Agency Credit Risk Transfer	645	638	27.5%	910	915	33.0%
Other	74	73	3.1%	36	37	1.3%
Total	$2,313	$2,318	100.0%	$2,679	$2,769	100.0%

During the year ended December 31, 2022, the market value of our CMO-B securities portfolio declined as a result of lower valuations due to both higher rate and spread levels.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Net investment income	$489	$599	$667
Net gains (losses)(1)	(437)	(642)	(385)
Income (loss) from continuing operations before income taxes	$52	$(43)	$282
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Income (loss) from continuing operations before income taxes	$52	$(43)	$282
Realized gains/(losses) including impairment	17	(27)	8
Fair value adjustments	146	239	(112)
Total adjustments to income (loss) from continuing operations	163	212	(104)
Adjusted operating earnings before income taxes	$215	$169	$178

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	December 31, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,957	$19	$50	$1	$1,927
Prime Non-Agency	2,194	10	238	—	1,966
Alt-A	66	5	2	2	71
Sub-Prime(1)	30	1	1	—	30
Total RMBS	$4,247	$35	$291	$3	$3,994
(1) Includes subprime other asset backed securities.

	December 31, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,937	$88	$8	$5	$2,022
Prime Non-Agency	2,146	42	22	1	2,167
Alt-A	84	8	1	6	97
Sub-Prime(1)	38	4	—	—	42
Total RMBS	$4,205	$142	$31	$12	$4,328
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of the dates indicated:

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2016 and prior	$755	$660	$209	$197	$275	$254	$246	$214	$66	$59	$1,551	$1,384
2017	80	64	19	17	70	60	74	60	43	38	286	239
2018	110	95	20	18	96	86	40	33	19	15	285	247
2019	169	149	38	36	130	115	297	241	8	6	642	547
2020	74	66	31	27	74	59	155	125	—	—	334	277
2021	238	181	86	77	213	187	324	283	8	8	869	736
2022	105	89	58	53	178	166	115	102	43	43	499	453
Total CMBS	$1,531	$1,304	$461	$425	$1,036	$927	$1,251	$1,058	$187	$169	$4,466	$3,883

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2016 and prior	$779	$864	$214	$221	$261	$271	$261	$262	$80	$79	$1,595	$1,697
2017	85	91	23	23	66	67	69	71	33	34	276	286
2018	99	108	20	21	94	97	58	59	3	3	274	288
2019	184	203	36	36	139	141	296	297	8	8	663	685
2020	92	93	31	32	73	74	164	166	—	—	360	365
2021	240	241	92	91	220	219	312	311	—	—	864	862
Total CMBS	$1,479	$1,600	$416	$424	$853	$869	$1,160	$1,166	$124	$124	$4,032	$4,183

As of December 31, 2022, 83.7% and 13.6% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 84.9% and 11.6% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$135	$131	$375	$359	$1,064	$1,001	$121	$112	$60	$42	$1,755	$1,645
Auto-Loans	1	1	8	7	—	—	—	—	—	—	9	8
Student Loans	12	12	86	77	—	—	1	—	—	—	99	89
Credit Card loans	—	—	—	—	3	2	—	—	—	—	3	2
Other Loans	52	43	3	3	129	114	240	215	—	—	424	375
Total Other ABS(1)	$200	$187	$472	$446	$1,196	$1,117	$362	$327	$60	$42	$2,290	$2,119
(1) Excludes subprime other asset backed securities.

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$185	$186	$328	$328	$850	$848	$121	$120	$68	$64	$1,552	$1,546
Auto-Loans	2	2	—	1	8	8	—	—	—	—	10	11
Student Loans	17	17	108	110	9	9	1	1	—	—	135	137
Credit Card loans	—	—	—	—	4	4	—	—	—	—	4	4
Other Loans	48	52	4	3	96	99	198	203	—	—	346	357
Total Other ABS(1)	$252	$257	$440	$442	$967	$968	$320	$324	$68	$64	$2,047	$2,055
(1) Excludes subprime other asset backed securities.

As of December 31, 2022, 82.9% and 15.4% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 80.7% and 16.1% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of December 31, 2022 and 2021, our mortgage loans on real estate portfolio had a weighted average DSC of 1.91 times and 2.13 times, and a weighted average LTV ratio of 45.4% and 45.5%, respectively. See the Investments (excluding Consolidated Investment Entities) Note and Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

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

Equity Securities

During the third quarter of 2022, the Company entered into an agreement with PenCal to fund the VIM Holdings LLC Deferred Compensation Plan of $75 million. The purchase of the underlying assets for the compensation plan related to mutual fund investments and is recorded in Equity securities in the Consolidated Balance Sheets in Part II, Item 8. of this Annual Report on Form 10-K

Derivatives

We use derivatives for a variety of hedging purposes. We also have embedded derivatives within fixed maturities instruments and certain product features. See the Business, Basis of Presentation and Significant Accounting Policies Note and Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

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

As of December 31, 2022, our total European exposure had an amortized cost and fair value of $3,077 million and $2,769 million, respectively. Some of the major country level exposures were in the United Kingdom of $1,264 million, in The Netherlands of $252 million, in France of $233 million, in Germany of $201 million, in Switzerland of $200 million, in Ireland of $152 million, and in Belgium of $59 million. Our direct exposure in Eastern Europe is comparatively small, with only $6 million of exposure in Russia and none in Ukraine or Belarus.

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

See Consolidation and Noncontrolling Interests and Fair Value Measurement in the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. Additionally, see the Consolidated and Nonconsolidated Investment Entities Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the “Parent Issuer”) has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, and the 4.8% senior notes due 2046, with an aggregate principal amount of $1.1 billion as of December 31, 2022 (collectively, the “Senior Notes”) and (ii) the 5.65% fixed-to-floating rate junior subordinated notes due 2053 and the 4.7% fixed-to-floating junior subordinated notes due 2048, with an aggregate principal amount of $724 million as of December 31, 2022 (collectively, the “Junior Subordinated Notes” and, together with the Senior Notes, the “Registered Notes”).

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated below:

	As of and for the year ended December 31,
($ in millions)	2022	2021
Summarized Statement of Operations Information:
Total revenues	$(21)	$34
Total benefits and expenses	205	192
Income (loss) from continuing operations, net of tax	346	718
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	346	718
Net income (loss) available to Obligor Group	346	718

Summarized Balance Sheet Information:
Total investments	29	44
Cash and cash equivalents	210	205
Deferred income tax assets	909	908
Goodwill	94	—
Loans to non-obligated subsidiaries	89	123
Due from non-obligated subsidiaries	15	61
Total assets	1,350	1,356

Short-term debt with non-obligated subsidiaries	262	130
Long-term debt	2,094	2,594
Total liabilities	$2,547	$2,836

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

We use product design, pricing and ALM strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. Refer to The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates in Risk Factors, Part I, Item 1A. of this Annual Report on Form 10-K. See the Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information regarding derivative strategies on our material derivative types.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2022. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2022
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$30,357	$(1,902)	$2,145
Mortgage loans on real estate	—	5,149	(179)	193
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	36,385	(1,692)	2,737
Funding agreements with fixed maturities	—	1,281	(41)	43
Supplementary contracts and immediate annuities	—	636	(44)	7
Derivatives:
Interest rate contracts	18,326	35	185	(185)
Long-term debt	—	1,935	(108)	123
Embedded derivatives on reinsurance	—	(49)	43	(50)
Guaranteed benefit derivatives(3):
Other(4)	—	30	11	1
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

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of December 31, 2022, and the respective GMIRs:

	Account Value(1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate
Up to 1.00%	$5,848	$2,967	$1,907	$1,112	$1,462	$102	$13,398
1.01% - 2.00%	707	51	35	2	2	7	804
2.01% - 3.00%	12,677	56	47	109	—	3	12,892
3.01% - 4.00%	9,448	153	—	—	—	—	9,601
4.01% and Above	1,643	87	—	—	—	—	1,730
Renewable beyond 12 months (MYGA)(2)	402	—	—	—	3	—	405
Total discretionary rate setting products	$30,725	$3,314	$1,989	$1,223	$1,467	$112	$38,830
Percentage of Total	79.2%	8.5%	5.1%	3.1%	3.8%	0.3%	100.0%
(1)    Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also, excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.
(2) Represents MYGA contracts with renewal dates after December 31, 2023 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Market Risk Related to Equity Market Prices

Our general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products.

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on the fair value of market instruments corresponding to declines or increases in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA/URR and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2022:

	As of December 31, 2022
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$336	$34	$(34)
Limited liability partnerships/corporations	—	1,781	108	(108)
Derivatives:
Equity futures and total return swaps	214	—	12	(12)
Equity options	34	—	—	—
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
Other(2)	—	30	—	—
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2)    Includes GMWBL, GMWB, FIA, Stabilizer and MCG.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $30.7 billion and $37.5 billion as of December 31, 2022 and 2021, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties that would affect collectability, and, therefore, as of December 31, 2022, no allowance for uncollectible amounts was recorded.

The following table summarizes our reinsurance recoverable balances, including collateral received and credit and financial strength ratings for our 10 largest reinsurance recoverable balances as of December 31, 2022:

			Financial Strength Rating		Credit Rating
	Reinsurance Recoverable	% Collateralized(1)	S&P	Moody's	S&P	Moody's
($ in millions)
Parent Company/Principal Reinsurers
Resolution Life Group Holdings LP	10,555	77%
Security Life of Denver Insurance Co				Baa1
Resolution Life Co
Lincoln National Corp	1,047	100%			BBB+	Baa1
Lincoln Life & Annuity Co of New York			A+	A1
Lincoln National Life Insurance Co			A+	A1
Reinsurance Group of America Inc	945	99%			A	Baa1
RGA Reinsurance Co			AA-	A1
Sun Life Financial Inc	272	99%			A+
Sun Life Assurance Co of Canada (US)			AA	Aa3
Sun Life and Health Insurance Co			AA
Prudential Public Limited Company	138	0%				A2
Jackson National Life Insurance Co			A	A2
Enstar Group Limited	94	99%			BBB
Fitzwilliam Ins Ltd
Athene Holding Ltd	40	0%			A-	Baa1
Athene Life Re Ltd			A+	A1
Swiss Re Ltd	18	0%			A	A2
Swiss Re Life & Health America Inc			AA-	Aa3
Westport Insurance Corp			AA-	Aa3
Scor SE	8	44%			A+	A1
SCOR Global Life US Reinsurance Co Inc			A+
SCOR Global Life Re Insurance Co of Delaware			A+
Chubb Ltd	7	100%			A
Chubb Tempest Life Reinsurance Ltd			AA	Aa3
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Voya Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Voya Financial, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Deferred policy acquisition costs and Value of business acquired
Description of the Matter	As disclosed in Note 6 to the consolidated financial statements, the Company’s deferred policy acquisition costs and value of business acquired (“DAC/VOBA”) totaled $2.8 billion at December 31, 2022, net of unrealized gains and losses. The carrying amount of the DAC related to fixed and variable deferred annuity contracts is the total of costs deferred less amortization net of interest. The carrying amount of the VOBA related to fixed and variable deferred annuity contracts is the outstanding value of in-force business acquired, based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition, less amortization net of interest. DAC and VOBA related to fixed and variable deferred annuity contracts are amortized over the estimated lives of the contracts in relation to the emergence of estimated gross profits.

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

Realizability of deferred tax assets
Description of the Matter	As described in Note 17 to the consolidated financial statements, at December 31, 2022, the Company had total deferred tax assets of $2.5 billion, net of a $70 million valuation allowance. As disclosed in Note 1 to the consolidated financial statements, these deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers many factors, including the future reversal of existing temporary differences and the identification and use of available tax planning strategies. If those sources are insufficient to support the recoverability of the deferred tax assets, the Company then considers its projections of future taxable income, which involves significant management judgment.

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

Valuation of indefinite-lived intangible assets
Description of the Matter	As disclosed in Note 10 to the consolidated financial statements, the Company recognized $345 million of indefinite-lived intangible assets related to the right to manage client assets acquired in connection with the Allianz Global Investors U.S. LLC transaction that closed on July 25, 2022. The valuation of this intangible asset was conducted using the multi-period excess earnings method, a form of the income approach with significant unobservable inputs that includes projected revenues and discount rate. Additionally, the right to manage client assets intangible asset was determined to have an indefinite life based on the open-ended nature of the right to manage terms of agreement and the ability of the Company to continue to manage the assets with no specific termination date.

Auditing management’s accounting for the valuation of the right to manage client assets indefinite-lived intangible asset was complex due to the significant estimation required in calculating fair value. The significant assumptions developed by the Company included projected revenues and discount rate. These significant assumptions are forward-looking and could be materially affected by future economic and market conditions.

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the internal controls over the Company’s acquisition-date valuation process including, among others, controls related to management’s review of the significant assumptions.

How We Addressed the Matter in Our Audit	Our audit procedures to test the fair value of the acquired right to manage client assets intangible asset included, among others, evaluating management’s significant assumptions and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the significant assumptions used by management to current economic trends, where applicable, the historical results of the acquired business, and other relevant factors. With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and significant assumptions used in determining the fair value of the right to manage client assets intangible asset.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
San Antonio, Texas
February 24, 2023

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2022 and 2021
(In millions, except share and per share data)

	As of December 31,
	2022	2021
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $30,202 as of 2022 and $30,656 as of 2021; net of allowance for credit losses of $12 as of 2022 and $58 as of 2021)	$27,044	$33,699
Fixed maturities, at fair value using the fair value option	2,151	2,354
Equity securities, at fair value (cost of $336 as of 2022 and $240 as of 2021)	336	240
Short-term investments	356	97
Mortgage loans on real estate (net of allowance for credit losses of $18 as of 2022 and $15 as of 2021)	5,427	5,612
Policy loans	363	392
Limited partnerships/corporations	1,781	1,739
Derivatives	422	171
Other investments	68	79
Securities pledged (amortized cost of $1,303 as of 2022 and $1,091 as of 2021)	1,162	1,198
Total investments	39,110	45,581
Cash and cash equivalents	919	1,402
Short-term investments under securities loan agreements, including collateral delivered	1,179	1,108
Accrued investment income	425	428
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $46 as of 2022 and $28 as of 2021)	13,341	13,635
Deferred policy acquisition costs and Value of business acquired	2,822	1,378
Deferred income taxes	1,924	986
Goodwill	327	72
Other intangibles, net	631	97
Other assets (net of allowance for credit losses of $4 as of 2022 and $0 as of 2021)	2,596	2,363
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	2,802	2,469
Cash and cash equivalents	88	171
Corporate loans, at fair value using the fair value option	1,293	1,111
Other assets	21	28
Assets held in separate accounts	80,174	100,433
Total assets	$147,652	$171,262
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2022 and 2021
(In millions, except share and per share data)

	As of December 31,
	2022	2021

Liabilities:
Future policy benefits	$10,109	$9,952
Contract owner account balances	42,464	42,806
Payables under securities loan and repurchase agreements, including collateral held	1,302	1,183
Short-term debt	141	1
Long-term debt	2,094	2,595
Derivatives	389	231
Other liabilities	2,428	2,347
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,234	880
Other liabilities	1,200	1,013
Liabilities related to separate accounts	80,174	100,433
Total liabilities	$141,535	$161,441

Commitments and Contingencies (Note 19)

Mezzanine Equity:
Redeemable noncontrolling interest	$166	$—

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2022 and 2021)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 97,789,852 and 108,987,650 shares issued as of 2022 and 2021, respectively; 97,186,970 and 107,758,376 shares outstanding as of 2022 and 2021, respectively)	1	1
Treasury stock (at cost; 602,882 and 1,229,274 shares as of 2022 and 2021, respectively)	(39)	(80)
Additional paid-in capital	6,643	7,542
Accumulated other comprehensive income (loss)	(1,794)	2,100
Retained earnings (deficit):
Unappropriated	(342)	(1,310)
Total Voya Financial, Inc. shareholders' equity	4,469	8,253
Noncontrolling interest	1,482	1,568
Total shareholders' equity	5,951	9,821
Total liabilities, mezzanine equity and shareholders' equity	$147,652	$171,262
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2022, 2021 and 2020
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Net investment income	$2,281	$2,774	$2,909
Fee income	1,731	1,827	2,026
Premiums	2,425	(3,354)	2,416
Net gains (losses)	(685)	1,423	(365)
Other revenue	148	579	409
Income (loss) related to consolidated investment entities:
Net investment income	22	981	254
Total revenues	5,922	4,230	7,649
Benefits and expenses:
Policyholder benefits	1,608	(3,131)	2,954
Interest credited to contract owner account balances	965	968	1,147
Operating expenses	2,542	2,586	2,654
Net amortization of Deferred policy acquisition costs and Value of business acquired	187	795	352
Interest expense	134	186	159
Operating expenses related to consolidated investment entities:
Interest expense	49	38	27
Other expense	9	11	4
Total benefits and expenses	5,494	1,453	7,297
Income (loss) from continuing operations before income taxes	428	2,777	352
Income tax expense (benefit)	(5)	(98)	(18)
Income (loss) from continuing operations	433	2,875	370
Income (loss) from discontinued operations, net of tax	—	12	(419)
Net income (loss)	433	2,887	(49)
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(77)	761	157
Net income (loss) available to Voya Financial, Inc.	510	2,126	(206)
Less: Preferred stock dividends	36	36	36
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$474	$2,090	$(242)

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$4.71	$17.81	$1.39
Income (loss) available to Voya Financial, Inc.'s common shareholders	$4.71	$17.92	$(1.90)

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$4.30	$16.52	$1.34
Income (loss) available to Voya Financial, Inc.'s common shareholders	$4.30	$16.61	$(1.84)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$433	$2,887	$(49)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(4,929)	(3,248)	1,987
Pension and other postretirement benefits liability	—	(2)	(3)
Other comprehensive income (loss), before tax	(4,929)	(3,250)	1,984
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,035)	(452)	417
Other comprehensive income (loss), after tax	(3,894)	(2,798)	1,567
Comprehensive income (loss)	(3,461)	89	1,518
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(77)	761	157
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(3,384)	$(672)	$1,361
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
						Unappropriated
Balance at January 1, 2020	$—	$2	$(460)	$11,184	$3,331	$(4,718)	$9,339	$822	$10,161	$—
Adjustment for adoption of ASU 2016-13	—	—	—	—	—	(33)	(33)	—	(33)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(206)	(206)	157	(49)	—
Other comprehensive income (loss), after tax	—	—	—	—	1,567	—	1,567	—	1,567	—
Total comprehensive income (loss)							1,361	157	1,518	—
Net consolidation (deconsolidation) of consolidated investment entities	—	—	—	—	—	—	—	(103)	(103)	—
Common stock issuance	—	—	—	4	—	—	4	—	4	—
Common stock acquired - Share repurchase	—	—	(526)	10	—	—	(516)	—	(516)	—
Dividends on preferred stock	—	—	—	(36)	—	—	(36)	—	(36)	—
Dividends on common stock	—	—	—	(76)	—	—	(76)	—	(76)	—
Share-based compensation	—	—	(30)	97	—	—	67	—	67	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	192	192	—
Balance at December 31, 2020	—	2	(1,016)	11,183	4,898	(4,957)	10,110	1,068	11,178	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	2,126	2,126	761	2,887	—
Reversal of other comprehensive income (loss) due to Individual Life Transaction	—	—	—	—	(913)	—	(913)	—	(913)	—
Other comprehensive income (loss), after tax	—	—	—	—	(1,885)	—	(1,885)	—	(1,885)	—
Total comprehensive income (loss)							(672)	761	89	—
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	8	8	—
Common stock issuance	—	—	—	4	—	—	4	—	4	—
Common stock acquired - Share repurchase	—	—	(1,143)	30	—	—	(1,113)	—	(1,113)	—
Treasury stock retirement	—	(1)	2,144	(3,664)	—	1,521	—	—	—	—
Dividends on preferred stock	—	—	—	(36)	—	—	(36)	—	(36)	—
Dividends on common stock	—	—	—	(80)	—	—	(80)	—	(80)	—
Share-based compensation	—	—	(65)	105	—	—	40	—	40	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(269)	(269)	—
Balance as of December 31, 2021	—	1	(80)	7,542	2,100	(1,310)	8,253	1,568	9,821	—
Interest in VIM Holdings LLC	—	—	—	412	—	—	412	—	412	148
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	510	510	(91)	419	14
Other comprehensive income (loss), after tax	—	—	—	—	(3,894)	—	(3,894)	—	(3,894)	—
Total comprehensive income (loss)							(3,384)	(91)	(3,475)	14
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	3	3	—
Common stock issuance	—	—	—	7	—	—	7	—	7	—
Common stock acquired - Share repurchase	—	—	(750)	—	—	—	(750)	—	(750)	—
Treasury stock retirement	—	—	838	(1,296)	—	458	—	—	—	—
Dividends on preferred stock	—	—	—	(36)	—	—	(36)	—	(36)	—
Dividends on common stock	—	—	—	(80)	—	—	(80)	—	(80)	—
Share-based compensation	—	—	(47)	94	—	—	47	—	47	—
Contributions from (Distributions to) noncontrolling interest, net	—	—		—	—	—	—	2	2	4
Balance as of December 31, 2022	$—	$1	$(39)	$6,643	$(1,794)	$(342)	$4,469	$1,482	$5,951	$166
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$433	$2,887	$(49)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	—	(12)	419
Deferred income tax expense (benefit)	3	346	(9)
Net (gains) losses	685	(1,423)	365
Share-based compensation	90	88	88
(Gains) losses on consolidated investment entities ("CIEs")	76	(943)	(258)
(Gains) losses on limited partnerships/corporations	27	(316)	(30)
Changes in operating assets and liabilities:
Deferred policy acquisition costs, value of business acquired and sales inducements, net	67	693	247
Premium receivable and reinsurance recoverable	276	(1,474)	462
Other receivables and asset accruals	(220)	86	(408)
Contract owner accounts, future policy benefits and claims, net	369	1,249	706
Other payables and accruals	(255)	195	523
(Increase) decrease in cash held by CIEs	(355)	(753)	(286)
Other, net	156	(351)	—
Net cash used in operating activities - discontinued operations	—	(250)	(408)
Net cash provided by operating activities	1,352	22	1,362
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	7,900	6,684	5,395
Equity securities	5	312	192
Mortgage loans on real estate	854	816	569
Limited partnerships/corporations	256	790	333
Acquisition of:
Fixed maturities	(8,518)	(7,831)	(6,719)
Equity securities	(76)	(278)	(192)
Mortgage loans on real estate	(669)	(808)	(522)
Limited partnerships/corporations	(353)	(448)	(369)
Short-term investments, net	(260)	174	(37)
Derivatives, net	291	2	64
Sales from CIEs	849	1,055	413
Purchases within CIEs	(2,338)	(2,138)	(1,084)
Collateral received (delivered), net	54	121	(24)
Receipts on deposit asset contracts	126	73	—
Proceeds from sale of business	—	274	—
Other, net	(67)	399	24
Net cash provided by (used in) investing activities - discontinued operations	—	476	(504)
Net cash used in investing activities	(1,946)	(327)	(2,461)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Financing Activities:
Deposits received for investment contracts	5,818	5,902	6,221
Maturities and withdrawals from investment contracts	(6,354)	(6,245)	(5,518)
Repayment of debt with maturities of more than three months	(366)	(482)	(1)
Borrowings of CIEs	1,628	1,523	697
Repayments of borrowings of CIEs	(932)	(1,267)	(968)
Contributions from (distributions to) participants in CIEs, net	1,166	1,601	1,418
Proceeds from issuance of common stock, net	7	4	4
Common stock acquired - Share repurchase	(750)	(1,113)	(516)
Dividends paid on preferred stock	(36)	(36)	(36)
Dividends paid on common stock (includes $3 of dividend equivalent payments)	(83)	(80)	(76)
Other, net	(70)	(72)	(46)
Net cash provided by financing activities - discontinued operations	—	—	523
Net cash provided by (used in) financing activities	28	(265)	1,702
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	(566)	(570)	603
Cash and cash equivalents, including cash in CIEs, beginning of period	1,573	2,143	1,540
Cash and cash equivalents, including cash in CIEs, end of period	1,007	1,573	2,143
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	420
Cash and cash equivalents of continuing operations, end of period	$1,007	$1,573	$1,723

Supplemental disclosure of cash flow information:
Income taxes paid (received), net	$14	$3	$(111)
Interest paid	131	157	154
Non-cash investing and financing activities:
Treasury stock retirement	458	1,521	—

		December 31, 2022	December 31, 2021
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents		$919	$1,402
Cash and cash equivalents in CIEs		88	171
Total cash and cash equivalents, including cash in CIEs		$1,007	$1,573
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. and its subsidiaries (collectively the "Company") is a financial services organization in the United States that offers a broad range of retirement services, investment management services, mutual funds, group insurance and supplemental health products. Products and services are provided by the Company through three segments: Wealth Solutions, Health Solutions and Investment Management. Activities not directly related to the Company's segments and certain run-off activities that are not meaningful to the Company's business strategy are included within Corporate. See the Segments Note to these Consolidated Financial Statements.

On January 4, 2021, the Company completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life U.S. Holdings Inc. (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the shares of the capital stock of several of the Company's subsidiaries including Security Life of Denver Company ("SLD"). The Company will continue to hold an insignificant number of Individual Life, and non-Wealth Solutions annuity policies which together with the businesses sold through divestment or reinsurance will be referred to as "divested businesses".

Concurrently with the sale, SLD entered into reinsurance agreements with insurance subsidiaries of the Company. Pursuant to these agreements, the Company's subsidiaries reinsured to SLD certain individual life insurance and annuity businesses. The sale discussed above along with the aforementioned reinsurance transactions are referred to herein as the "Individual Life Transaction". The Individual Life Transaction resulted in the disposition of substantially all of the Company's life insurance and legacy non-Wealth Solutions annuity businesses and related assets.

On June 9, 2021, the Company completed the sale of the independent financial planning channel of Voya Financial Advisors (“VFA”) to Cetera Financial Group, Inc. (“Cetera”). In connection with this transaction, the Company transferred more than 800 independent financial professionals serving retail customers with approximately $38 billion in assets under advisement to Cetera, while retaining approximately 500 field and phone-based financial professionals who support our Wealth Solutions business. In addition, the sale resulted in a pre-tax gain of $274, net of transaction costs, which was recorded in Other revenue in the accompanying Consolidated Statements of Operations for the year ended December 31, 2021.

On July 25, 2022, the Company completed a series of transactions pursuant to a Combination Agreement dated as of June 13, 2022 (the “AllianzGI Agreement”) with Voya Investment Management LLC (“Voya IM”) and VIM Holdings LLC ("VIM Holdings"), both indirect subsidiaries of the Company, Allianz SE (“Allianz”) and Allianz Global Investors U.S. LLC (“AllianzGI”), an indirect subsidiary of Allianz, pursuant to which the parties have combined Voya IM with assets and teams comprising specified transferred strategies managed by AllianzGI. The transaction increases the international scale and distribution of the Company’s investment products and provides diverse investment strategies that meet the needs of a larger and more global client base.

Under the terms of the AllianzGI Agreement, AllianzGI transferred to VIM Holdings the rights to certain assets and liabilities related to specified investment teams and strategies and the associated assets under management (the “AllianzGI Transferred Business”). The Company transferred all of the limited liability company interests in Voya IM to VIM Holdings and in exchange, received a 76% economic stake in VIM Holdings. Pursuant to the Amended and Restated Limited Liability Company Agreement VIM Holdings entered into at the closing date (“A&R VIM Holdings Operating Agreement”), the Company now holds, indirectly, a 76% economic stake in VIM Holdings and Allianz holds, indirectly, a 24% economic stake in VIM Holdings. Furthermore, VIM Holdings holds all of the limited liability company interests in Voya IM and certain assets and liabilities transferred from AllianzGI related to specified investment teams and strategies and the associated assets under management. In accordance with the A&R VIM Holdings Operating Agreement, the Company has full operational control of VIM Holdings, Voya IM and the transferred assets and investment teams.

The AllianzGI Agreement was executed for noncash consideration and accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the transaction. The 24% economic stake in VIM Holdings shares is reflected on the Consolidated Balance Sheets under Redeemable noncontrolling interests within Mezzanine equity.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

On November 1, 2022, Voya Investment Management Alternative Assets, LLC (“VIMAA”), one of the Company’s indirect subsidiaries, acquired all of the issued and outstanding equity interests of Czech Asset Management, L.P., a private credit asset manager dedicated to the U.S. middle market pursuant to a sales and purchase agreement (“SPA”) entered into on August 1, 2022 with Czech Management GP, LLC, and Czech Holdings, LLC. The acquisition was executed for cash consideration and will expand VIMAA's private and leveraged credit business and is subject to conditions as defined in the SPA.

On January 24, 2023, the Company acquired all outstanding shares of Benefitfocus, Inc. (“Benefitfocus”), a Delaware corporation, pursuant to an agreement and plan of merger (the “Merger Agreement”) entered into on November 1, 2022. The purchase price in the acquisition was approximately $570 in cash consideration, which includes the outstanding debt and preferred shares of Benefitfocus. The acquisition will expand the Company’s capacity to meet the growing demand for comprehensive benefits and savings solutions and increase its ability to deliver innovative solutions for employers and health plans.

Impairment of Long-lived Assets

The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss is recognized whenever the carrying amount of an asset exceeds its estimated fair value. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value. During the second quarter of 2022, the Company had a triggering event related to a decrease in the market price of one of its office buildings. Consequently, the Company determined its fair value, based on an appraisal, to be lower than its carrying value. As a result, the Company recognized an impairment loss of $32, which is included in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2022.

Revision of Prior Period Financial Statements

During the second quarter of 2022, the Company identified a presentation error related to a misclassification in the change in cash held by CIEs within the Consolidated Statements of Cash Flows. This error resulted in the total end of period cash and cash equivalents in the Consolidated Statements of Cash Flows not to reconcile to all cash and cash equivalents line items presented in the Consolidated Balance Sheets. The Company assessed the materiality of the error on prior period financial statements in accordance with the Accounting Changes and Error Corrections guidance. The Company has corrected the presentation error in the comparative periods for the twelve months ended December 31, 2021 and 2020, and evaluated the materiality of such error based on relevant quantitative and qualitative factors in relation to the Consolidated Financial Statements. The Company’s evaluation of the qualitative factors included, but was not limited to, consideration of the users of the Consolidated Financial Statements; there was no impact to net income, comprehensive income, total stockholders' equity or amounts on the Consolidated Balance Sheets; there was no impact on regulatory capital, cash balances or any liquidity measures; and there was no impact on any contractual or regulatory requirements. Based on this evaluation, the Company concluded that the error in the Consolidated Statements of Cash Flows did not result in a material misstatement of previously issued financial statements.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the impact of the error on the specific line items in the Consolidated Statements of Cash Flows:

	Year Ended December 31, 2021
	As Reported	Adjustments	As Adjusted
Net cash provided by (used in) operating activities	$72	$(50)	$22
Net decrease in cash and cash equivalents, including cash in CIEs	(520)	(50)	(570)
Cash and cash equivalents, including cash in CIEs, beginning of period	1,922	221	2,143
Cash and cash equivalents, including cash in CIEs, end of period	1,402	171	1573

	Year Ended December 31, 2020
	As Reported	Adjustments	As Adjusted
Net cash provided by (used in) operating activities	$1,209	$153	$1,362
Net decrease in cash and cash equivalents, including cash in CIEs	450	153	603
Cash and cash equivalents, including cash in CIEs, beginning of period	1,472	68	1,540
Cash and cash equivalents, including cash in CIEs, end of period	1,502	221	1,723

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

The Company has identified the following accounts and policies as the most significant in that they involve a higher degree of judgment, are subject to a significant degree of variability and/or contain significant accounting estimates:

•Reserves for future policy benefits;
•Deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA")
•Valuation of investments and derivatives;
•Investment impairments;
•Goodwill and other intangible assets;
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

The Company's fixed maturities are generally designated as available-for-sale. In addition, the Company has fixed maturities accounted for using the fair value option ("FVO"), and in the second quarter of 2021, the Company established a trading portfolio of fixed maturity debt securities. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income ("AOCI") and presented net of related changes in DAC/VOBA, unearned revenue reserves ("URR"), and Deferred income taxes. Trading securities are valued at fair value, with the changes in fair value recorded in Net gains (losses) and interest income recorded in Net investment income in the Consolidated Statements of Operations. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Consolidated Balance Sheets.

In connection with funds withheld reinsurance treaties, the Company has elected the FVO for certain of its fixed maturities to better match the measurement of those assets and related embedded derivative liabilities in the Consolidated Statements of Operations. Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value recorded in Net gains (losses). Changes in fair value associated with derivatives purchased to hedge CMOs are also recorded in Net gains (losses).

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date. Investment gains and losses on sales of securities are generally determined on a first-in-first-out ("FIFO") basis.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. Such dividends and interest income are recorded in Net investment income.

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

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The change in the allowance for credit losses is recorded in Net gains (losses). Loans are written off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously written-off and expected to be written-off.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securities Pledged: The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral, primarily cash, is required at an agreed-upon percentage of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. See also Repurchase Agreements below.

Investment Impairments

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

The Company enters into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its universal life-type and annuity products. Derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Net gains (losses) in the Consolidated Statements of Operations.

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

Even if a derivative qualifies for hedge accounting treatment, there may be an element of ineffectiveness of the hedge. The ineffective portion of a hedging relationship subject to hedge accounting is recognized in Net gains (losses).

When hedge accounting is discontinued because it is determined that the derivative is no longer expected to be highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the Consolidated Balance Sheets at its estimated fair value, with subsequent changes in estimated fair value recognized currently in Net gains (losses). The carrying value of the hedged asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are released into the Consolidated Statements of Operations when the Company's earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date, or within two months of that date, the derivative continues to be carried on the Consolidated Balance Sheets at its estimated fair value, with changes in estimated fair value recognized currently in Net gains (losses). Derivative gains and losses recorded in Other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in Net gains (losses).

The Company also has investments in certain fixed maturities and has issued certain universal life-type and annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Net gains (losses). Embedded derivatives within certain universal life-type and annuity products are included in Future policy benefits on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Net gains (losses).

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

Deferred Policy Acquisition Costs and Value of Business Acquired

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

DAC/VOBA are adjusted for the impact of unrealized capital gains (losses) on investments, as if such gains (losses) have been realized, with corresponding adjustments included in AOCI. DAC/VOBA amortization is recorded in Net amortization of Deferred policy acquisition costs and Value of business acquired in the Consolidated Statements of Operations.

Amortization Methodologies
The Company amortizes DAC/VOBA related to certain traditional life insurance contracts and certain accident and health insurance contracts over the premium payment period in proportion to the present value of expected gross premiums. Assumptions as to mortality, morbidity, persistency and interest rates, which include provisions for adverse deviation, are consistent with the assumptions used to calculate reserves for future policy benefits.

These assumptions are "locked-in" at issue and not revised unless the DAC/VOBA balance is deemed to be unrecoverable from future expected profits. Recoverability testing is performed for current issue year products to determine if gross premiums are sufficient to cover DAC/VOBA, estimated benefits and related expenses. In subsequent periods, the recoverability of DAC/VOBA is determined by assessing whether future gross premiums are sufficient to amortize DAC/VOBA, as well as provide for expected future benefits and related expenses. If a premium deficiency is deemed to be present, charges will be applied against the DAC/VOBA balances before an additional reserve is established. Absent such a premium deficiency, variability in amortization after policy issuance or acquisition relates only to variability in premium volumes.

The Company amortizes DAC/VOBA related to deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking").

For deferred annuity contracts, recoverability testing is performed for current issue year products to determine if gross profits are sufficient to cover DAC/VOBA, estimated benefits and related expenses. In subsequent years, the Company performs testing to assess the recoverability of DAC/VOBA on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC/VOBA are not deemed recoverable from future gross profits, charges will be applied against the DAC/VOBA balances before an additional reserve is established.

Internal Replacements
Contract owners may periodically exchange one contract for another, or make modifications to an existing contract. These transactions are identified as internal replacements. Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts. Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC/VOBA related to the replaced contracts continue to be deferred and amortized in connection with the new contracts. Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC/VOBA related to the replaced contracts are written off to the same account in which amortization is reported in the Consolidated Statements of Operations.

Assumptions
Changes in assumptions may have a significant impact on DAC/VOBA balances, amortization rates, and results of operations. Assumptions are management’s best estimate of future outcome.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Goodwill and Other Intangible Assets

Goodwill
Goodwill arises in connection with business combinations and represents the excess of cost of the acquisition over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is assigned to a reporting unit at the date the goodwill is initially recorded and is tested for impairment at that level. A reporting unit is an operating segment, or a unit one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. Once goodwill has been assigned to a reporting unit, it is no longer associated with a particular acquisition and all of the activities within the reporting unit, whether acquired or organically grown, are available to support the value of goodwill.

The Company tests goodwill for impairment by either performing a qualitative assessment or a quantitative test. The qualitative impairment assessment is an assessment of relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative impairment assessment for some or all of its reporting units and instead perform a quantitative impairment test which involves comparing a reporting unit’s fair value to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill allocated to the reporting unit. Subsequent reversal of goodwill impairment losses is not permitted. In performing the quantitative impairment test, the Company is required to make significant estimates in determining the fair value of a reporting unit including, but not limited to, projected revenues and operating margins, applicable discount and growth rates, and comparative market multiples.

Other Intangible Assets
Intangible assets identified upon the acquisition of a business are recorded at fair value as of the acquisition date. Indefinite-lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing for indefinite-lived intangible assets primarily consists of a qualitative assessment to determine if a quantitative assessment is needed for a comparison of the fair value of the intangible asset with its carrying value. If a quantitative assessment is deemed necessary and the carrying amount of the intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. In performing the quantitative impairment test, the Company is required to make significant estimates in determining the fair value of an indefinite-lived intangible asset including, but not limited to, projected revenues and discount rates.

Finite-lived intangible assets are amortized over their estimated useful lives as related benefits emerge and are reviewed periodically for indicators of change in useful lives or impairment. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows.

Impairment losses and amortization of intangible assets are recognized in Operating expenses in the Consolidated Statements of Operations.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2022 and 2021 contract cost assets were $100 and $104, respectively. For the years ended December 31, 2022, 2021 and 2020 amortization expense of $21, $23 and $25, respectively, was recorded in Operating expenses. There was no impairment loss in relation to the contract costs capitalized.

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

•Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses and persistency are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 1.0% to 7.7%.
•Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.3% to 5.5%.

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
•Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and range up to 5.1%. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.
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

Universal and Variable Universal Life: The Company establishes additional reserves on universal life ("UL") and VUL contracts, primarily related to secondary guarantees and paid-up guarantees, for the portion of contract assessments received in early years that will be used to compensate the Company for benefits provided in later years. These reserves are calculated by estimating the expected value of benefits payable and recognizing those benefits ratably over the accumulation period based on total expected assessments. Additional reserves for UL and VUL contracts are recorded in Future policy benefits on the Consolidated Balance Sheets.

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

GMWBL, GMWB, and FIA: The Company has in force contracts that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include deferred variable annuity contracts containing guaranteed minimum withdrawal benefits with life payouts ("GMWBL") and guaranteed minimum withdrawal benefits without life contingencies ("GMWB") features and FIA contracts. Embedded derivatives associated with GMWB and GMWBL are recorded in Future policy benefits. Embedded derivatives associated with FIA contracts are recorded in Contract owner account balances on the Consolidated Balance Sheets. Changes in estimated fair value, that are not related to attributed fees or premiums collected or payments made, are reported in Net gains (losses) in the Consolidated Statements of Operations.

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

Stabilizer and MCG: Guaranteed credited rates give rise to an embedded derivative in the stabilizer ("Stabilizer") products and a stand-alone derivative for managed custody guarantee products ("MCG"). These derivatives are measured at estimated fair value and recorded in Contract owner account balances. Changes in estimated fair value, that are not related to attributed fees collected or payments made, are reported in Net gains (losses).

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

The Company's policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash received is generally invested in short-term investments, which are included in Short-term investments under securities loan agreements, including collateral delivered, with the offsetting obligation to repay the loan included within Payables under securities loan and repurchase agreements, including collateral held, on the Consolidated Balance Sheets. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Consolidated Balance Sheets.

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

Amounts received as payment for investment-type, universal life-type, fixed annuities, payout contracts without life contingencies and FIA contracts are reported as deposits to contract owner account balances. Revenues from these contracts consist primarily of fees assessed against the contract owner account balance for mortality and policy administration charges and are reported in Fee income in the Consolidated Statements of Operations. Surrender charges are reported in Other revenue in the Consolidated Statements of Operations. In addition, the Company earns investment income from the investment of contract deposits in the Company's general account portfolio, which is reported in Net investment income in the Consolidated Statements of Operations. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are established as a URR liability and amortized into revenue over the expected life of the related contracts in proportion to estimated gross profits in a manner consistent with DAC for these contracts. URR is reported in Contract owner account balances on the Consolidated Balance Sheets and amortized into Fee income. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration and interest credited to contract owner account balances. URR is adjusted for the impact of unrealized capital gains (losses) on investments, as if such gains (losses) have been realized, with corresponding adjustments included in AOCI.

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

Financial Services Revenue
Revenue for various financial services is measured based on consideration specified in a contract with a customer and is recognized when the Company has satisfied a performance obligation. For advisory, asset management, and recordkeeping and administration ("R&A") services, the Company recognizes revenue as services are provided, generally over time. For distribution and shareholder servicing, the Company recognizes revenue as related consideration is received and provides

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

distribution services at a point in time and shareholder services over time. Contract terms are typically less than one year, and consideration is variable. For a description of principal activities by segment from which the Company generates revenue, see the Segments Note in these Consolidated Financial Statements for further information. Revenue for various financial services is recorded in Fee income and Other revenue in the Consolidated Statements of Operation.

Financial services revenue is disaggregated by type of service in the following table:

	Year Ended December 31,
	2022	2021	2020
Wealth Solutions
Advisory and R&A	$525	$650	$625
Distribution and shareholder servicing	116	207	249
Investment Management
Advisory, asset management and R&A	826	834	724
Distribution and shareholder servicing	145	183	150
Health Solutions
R&A	17	16	—
Corporate
R&A	62	94	2
Total financial services revenue	$1,691	$1,984	$1,750
Revenue from other sources(1)	188	422	685
Total Fee income and Other revenue	$1,879	$2,406	$2,435

(1)Primarily consists of revenue from insurance contracts and financial instruments.

For the years ended December 31, 2022, 2021 and 2020, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods. Receivables of $299 and $268 are included in Other assets on the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

Income Taxes

The Company’s provision for income taxes is based on income and expense reported in the financial statements after adjustments for permanent differences between our financial statements and consolidated federal income tax return. Permanent differences include the dividends received deduction, tax credits and non-controlling interest. As a result of permanent differences, the effective tax rate reflected in the financial statements may be different than the actual rate in the income tax return. Current income tax receivable or payable is recognized within Other assets or Other liabilities, respectively, in the Consolidated Balance Sheets.

Temporary differences between the Company's financial statements and income tax return create deferred tax assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards. The Company's deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The Company evaluates and tests the recoverability of its deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including the nature and character of the deferred tax assets and liabilities, the amount and character of book income or losses in recent years, projected future taxable income and future reversals of temporary differences, tax planning strategies we would employ to avoid a tax benefit from expiring unused, and the length of time carryforwards can be utilized.

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

Long-duration: For reinsurance of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid and benefits received related to the underlying contracts is included in the expected net cost of reinsurance, which is recorded in Premiums receivable and reinsurance recoverable or Other liabilities, as appropriate, on the Consolidated Balance Sheets.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in Other liabilities, and deposits made are included in Other assets on the Consolidated Balance Sheets.

As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as Other revenues or Operating expenses in the Consolidated Statements of Operations, as appropriate.

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

Reinsurance recoverable and deposit asset balances are reported net of the allowance for credit losses in the Company’s Consolidated Balance Sheets. Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of capital market factors, counterparty financial information and ratings, and reinsurance agreement-specific risk characteristics such as collateral type, collateral size, and covenant strength.

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
A defined benefit plan is a pension plan that defines an amount of pension benefit that an employee will receive upon retirement, usually dependent on one or more factors such as age, years of service and compensation. The liability recognized in respect of defined benefit pension plans is the present value of the projected pension benefit obligation ("PBO") at the balance sheet date, less the fair value of plan assets, together with adjustments for unrecognized past service costs. This liability is included in Other liabilities on the Consolidated Balance Sheets. The PBO is defined as the actuarially calculated present value of vested and non-vested pension benefits accrued based on future salary levels. The Company recognizes the funded status of the PBO for pension plans and the accumulated postretirement benefit obligation ("APBO") for other postretirement plans on the Consolidated Balance Sheets.

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

For postretirement healthcare and other benefits to retirees, the expected costs of these benefits are accrued in Other liabilities over the period of employment using an accounting methodology similar to that for defined benefit pension plans. Actuarial gains (losses) are immediately recognized in Operating expenses in the Consolidated Statements of Operations.

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

The Company has a redeemable noncontrolling interest associated with Allianz's 24% economic stake in VIM Holdings. This redeemable noncontrolling interest has been classified as Mezzanine equity because in the event of a change in control of the Company, which is not solely within the control of the Company, the redeemable noncontrolling interest could become redeemable for cash or other assets at the option of the holder. A change in control of the Company is not considered probable as of December 31, 2022; therefore, the redeemable noncontrolling interest has not been remeasured to its redemption value.

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
		The amendments were effective as of March 12, 2020, the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2024.	In the fourth quarter of 2022, the Company elected to apply the optional expedient provided in ASU 2020-04 for qualifying contract modifications. To date, the adoption of the guidance has not had a material impact on the Company’s financial condition and results of operations. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships as transition progresses.
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
The Company recorded a $33 decrease, net of tax, to Unappropriated retained earnings as of a January 1, 2020 for the cumulative effect of adopting ASU 2016-13. The combined transition adjustment for continuing and discontinued operations includes recognition of an allowance for credit losses of $19 related to mortgage loans and $28 related to reinsurance recoverables, net of the effect of DAC/VOBA of $5 and deferred income taxes of $9.

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
ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
This standard, issued in June 2022, clarifies that contractual restrictions on equity security sales are not considered part of the security unit of account and, therefore, are not considered in measuring fair value. In addition, the restrictions cannot be recognized and measured as separate units of account. Disclosures on such restrictions are also required.

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
Evaluation of the implications of these
requirements and related potential financial statement impacts is continuing, in accordance with an established governance framework and implementation plan, which includes design and testing of internal controls related to new processes. The Company has elected to apply a modified retrospective transition method for the liability for future policy benefits and DAC.

The Company expects the January 1, 2021 transition impact will increase Total shareholders’ equity by approximately $0.2 billion, primarily driven by a positive impact to AOCI resulting from the reversal of DAC, VOBA, and other adjustment balances of approximately $1.3 billion after tax, offset by an unfavorable impact to AOCI of approximately $1.0 billion after tax resulting from the remeasurement of Future policy benefits and Reinsurance recoverable using January 1, 2021 discount rates. The expected transition effect on Total shareholders’ equity will also include an unfavorable impact on Retained earnings (deficit) of approximately $0.1 billion after tax associated with the establishment of MRB liabilities related to guaranteed minimum benefits on certain deferred annuity contracts.

The majority of the ASU 2018-12 transition impact of approximately $1.0 billion associated with Future policy benefits and Reinsurance recoverable and approximately 50% of the $0.1 billion transition impact associated with the establishment of MRB liabilities are related to business that was reinsured to Resolution Life US in January 2021.

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

Insurance entities may make an accounting policy election to exclude contracts that meet certain criteria from application of the amendments in ASU 2018-12 when those contracts have been derecognized because of a sale or disposal of a legal entity before the effective date of ASU 2018-12.

The ultimate effects the standard will have on the financial statements are highly dependent on policyholder behavior, actuarial assumptions and macroeconomic conditions, particularly interest rates and spreads, which may materially change ASU 2018-12-related equity impacts in periods subsequent to transition. The Company estimates the impact of ASU 2018-12 will shift to a reduction of Total shareholders’ equity of between $1.1 billion to $1.3 billion as of September 30, 2022. The change from transition is primarily related to a negative impact in AOCI of approximately $2.0 billion resulting from the reversal of DAC, VOBA, and other adjustment balances, which have declined significantly since January 2021 due to increases in interest rates and spreads. While rising interest rates since January 1, 2021 will result in a less unfavorable impact on AOCI due to remeasurement of the liability for Future policy benefits, this will be materially offset by the impact from remeasurement of Reinsurance recoverable.

Voya intends to elect the option to exclude contracts derecognized through the sale of SLD to Resolution Life US in January 2021 from its application of the amendments in ASU 2018-12.

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

The Company determined that the entities disposed of met the criteria to be classified as discontinued operations, and that the sale represented a strategic shift that had a major effect on the Company’s operations. Income (loss) from discontinued operations, net of tax, for the year ended December 31, 2021 included a reduction to loss on sale, net of tax of $12 associated with the transaction. The final loss on sale, net of tax as of December 31, 2021 was $1,454.

Subsequent to the close of the transaction, the Company incurred loss recognition of $523, which is inclusive of $302 of DAC/VOBA write down and $221 of premium deficiency reserve. The DAC/VOBA write down and the premium deficiency reserve were recorded in Net amortization of DAC/VOBA and Policyholder benefits, respectively, in the Consolidated Statements of Operations for the year ended December 31, 2021. Furthermore, the Company reversed $913 of Additional other comprehensive income, net of tax, that was previously recorded and related to the entities sold.

As a result of the annual review of assumptions completed in the third quarter of 2021, the Company recorded loss recognition of $136 for DAC/VOBA and established premium deficiency reserves of $225, of which $217 million was ceded. Loss recognition related to DAC/VOBA and premium deficiency reserves were associated with divested businesses and recorded in Net amortization of DAC/VOBA and Policyholder benefits, respectively in the Consolidated Statements of Operations for the year ended December 31, 2021.

The following table summarizes the components of Income (loss) from discontinued operations, net of tax related to the Individual Life Transaction for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Revenues:
Net investment income	$—	$669
Fee income	—	778
Premiums	—	26
Net gains (losses)	—	27
Other revenue	—	(16)
Total revenues	—	1,484
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	—	1,225
Operating expenses	—	147
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	238
Interest expense	—	6
Total benefits and expenses	—	1,616
Income (loss) from discontinued operations before income taxes	—	(132)
Income tax expense (benefit)	—	(29)
Loss on sale, net of tax	12	(316)
Income (loss) from discontinued operations, net of tax	$12	$(419)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of December 31, 2022:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$590	$12	$21	$—	$581	$—
U.S. Government agencies and authorities	58	3	2	—	59	—
State, municipalities and political subdivisions	978	1	134	—	845	—
U.S. corporate public securities	9,343	97	1,239	—	8,201	—
U.S. corporate private securities	5,087	14	409	—	4,692	—
Foreign corporate public securities and foreign governments(1)	3,343	18	403	—	2,949	9
Foreign corporate private securities(1)	3,254	7	225	—	3,034	2
Residential mortgage-backed securities	4,230	34	290	3	3,977	—
Commercial mortgage-backed securities	4,466	2	585	—	3,883	—
Other asset-backed securities	2,307	3	173	—	2,136	1
Total fixed maturities, including securities pledged	33,656	191	3,481	3	30,357	12
Less: Securities pledged	1,303	3	144	—	1,162	—
Total fixed maturities	$32,353	$188	$3,337	$3	$29,195	$12
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Consolidated Statements of Operations.

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
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Consolidated Statements of Operations.

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2022, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$772	$763
After one year through five years	4,202	3,983
After five years through ten years	4,420	4,117
After ten years	13,259	11,498
Mortgage-backed securities	8,696	7,860
Other asset-backed securities	2,307	2,136
Fixed maturities, including securities pledged	$33,656	$30,357

As of December 31, 2022 and 2021, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholders' equity.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2022
Communications	$1,156	$16	$130	$1,042
Financial	4,153	31	491	3,693
Industrial and other companies	8,379	26	953	7,452
Energy	1,979	39	160	1,858
Utilities	3,664	21	355	3,330
Transportation	1,165	2	128	1,039
Total	$20,496	$135	$2,217	$18,414

December 31, 2021
Communications	$1,261	$238	$3	$1,496
Financial	3,752	394	13	4,133
Industrial and other companies	9,600	1,058	32	10,626
Energy	1,907	314	18	2,203
Utilities	3,782	499	11	4,270
Transportation	1,130	93	1	1,222
Total	$21,432	$2,596	$78	$23,950

The Company invests in various categories of collateralized mortgage obligations (CMOs), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2022 and 2021, approximately 41.6% and 40.6%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of December 31, 2022 and 2021, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of December 31, 2022, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions was $113, and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held, respectively, on the Consolidated Balance Sheets. As of December 31, 2021, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $105. Securities pledged related to repurchase agreements are comprised of asset-backed securities and other collateral types.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securities Pledged

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2022 and 2021, the fair value of loaned securities was $907 and $969, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of December 31, 2022 and 2021, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $807 and $884, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, liabilities to return collateral of $807 and $884, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company's Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2022 and 2021, the fair value of securities retained as collateral by the lending agent on the Company's behalf was $135 and $117, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged for the dates indicated:

	December 31, 2022	December 31, 2021
U.S. Treasuries	$53	$42
U.S. Government agencies and authorities	—	3
U.S. corporate public securities	604	599
Foreign corporate public securities and foreign governments	285	357
Payables under securities loan agreements	$942	$1,001

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:
	Year Ended December 31, 2022
	Residential mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$1	$—	$56	$1	$58
Credit losses on securities for which credit losses were not previously recorded	—	9	—	—	9
Reductions for securities sold during the period	—	—	(57)	—	(57)
Increase (decrease) on securities with allowance recorded in previous period	(1)	—	3	—	2
Balance as of December 31	$—	$9	$2	$1	$12

	Year Ended December 31, 2021
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$2	$1	$15	$8	$26
Credit losses on securities for which credit losses were not previously recorded	1	—	40	—	41
Reductions for securities sold during the period	—	(1)	—	—	(1)
Increase (decrease) on securities with allowance recorded in previous period	(2)	—	1	(7)	(8)
Balance as of December 31	$1	$—	$56	$1	$58

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of the date December 31, 2022:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$197	$19	19	$9	$2	7	$206	$21	26
U.S. Government agencies and authorities	21	2	2	—	—	—	21	2	2
State, municipalities and political subdivisions	751	121	284	30	13	17	781	134	301
U.S. corporate public securities	5,479	792	1,054	1,137	447	347	6,616	1,239	1,401
U.S. corporate private securities	3,569	322	375	458	87	32	4,027	409	407
Foreign corporate public securities and foreign governments	2,050	260	371	391	143	97	2,441	403	468
Foreign corporate private securities	2,728	211	217	65	14	6	2,793	225	223
Residential mortgage-backed	1,538	128	536	562	162	283	2,100	290	819
Commercial mortgage-backed	2,628	390	441	1,133	195	207	3,761	585	648
Other asset-backed	1,430	104	334	578	69	191	2,008	173	525
Total	$20,391	$2,349	3,633	$4,363	$1,132	1,187	$24,754	$3,481	4,820

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
*Less than $1

Based on the Company's quarterly evaluation of its securities in an unrealized loss position, described below, the Company concluded that these securities were not impaired as of December 31, 2022. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $3,332 from $149 to $3,481 for the year ended December 31, 2022. The increase in unrealized losses was driven primarily by sharply higher interest rates across the yield curve and moderately wider credit spreads.

As of December 31, 2022, $7 of the total $3,481 of gross unrealized losses were from 10 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's intent impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2022			2021			2020
	Impairment		No. of Securities	Impairment		No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—		—	$—		—	$—	*	13
U.S. corporate public securities	—		—	—		—	32		83
U.S. corporate private securities	—		—	—		—	1		9
Foreign corporate public securities and foreign governments(1)	—	*	1	—		—	4		40
Foreign corporate private securities(1)	—		—	—		—	8		17
Residential mortgage-backed	22		92	2		17	7		60
Commercial mortgage-backed	1		3	—	*	1	28		129
Other asset-backed	—		—	—		—	1		75
Total	$23		96	$2		18	$81		426
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2022, the Company had no new commercial mortgage loan troubled debt restructurings. For the year ended December 31, 2022, the Company had six new private placement troubled debt restructurings with a pre and post modification carrying value of $102 and $75, respectively. For the year ended December 31, 2021, the Company had one commercial mortgage loan troubled debt restructuring with a pre and post modification carrying value of $5. For the year ended December 31, 2021, the Company did not have any private placement troubled debt restructurings.

As of December 31, 2022 and 2021, the Company did not have any private placements modified in a troubled debt restructuring with a subsequent payment default. As of December 31, 2022 and 2021, the Company did not have any commercial mortgage loans modified in a troubled debt restructuring with a subsequent payment default.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of December 31, 2022 and 2021, respectively.

	As of December 31, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$250	$320	$65	$—	$—	$635
2021	240	272	255	10	—	777
2020	119	209	25	10	—	363
2019	227	94	29	—	—	350
2018	163	41	2	—	—	206
2017	617	201	3	—	—	821
2016 and prior	1,989	281	23	—	—	2,293
Total	$3,605	$1,418	$402	$20	$—	$5,445

	As of December 31, 2021
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2021	$269	$315	$201	$—	$—	$785
2020	140	240	77	—	—	457
2019	201	192	69	—	—	462
2018	169	50	2	—	—	221
2017	656	214	4	—	—	874
2016 and prior	2,220	584	24	—	—	2,828
Total	$3,655	$1,595	$377	$—	$—	$5,627

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of December 31, 2022 and 2021, respectively.

	As of December 31, 2022
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2022	$331	$100	$181	$23	$635
2021	273	33	269	202	777
2020	259	11	11	82	363
2019	222	54	67	7	350
2018	128	27	51	—	206
2017	487	79	79	176	821
2016 and prior	1,685	375	147	86	2,293
Total	$3,385	$679	$805	$576	$5,445
*No commercial mortgage loans were secured by land or construction loans

	As of December 31, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2021	$652	$27	$38	$68	$785
2020	396	21	34	6	457
2019	278	49	108	27	462
2018	131	5	54	31	221
2017	414	156	111	193	874
2016 and prior	2,237	242	242	107	2,828
Total	$4,108	$500	$587	$432	$5,627
*No commercial mortgage loans were secured by land or construction loans

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of December 31, 2022 and 2021, respectively.

	As of December 31, 2022
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2022	$140	$129	$48	$98	$114	$82	$4	$1	$19	$635
2021	99	72	134	143	112	138	9	48	22	777
2020	74	170	18	16	12	39	—	7	27	363
2019	58	106	10	77	46	5	14	13	21	350
2018	50	62	55	10	14	10	—	5	—	206
2017	123	91	323	135	53	55	5	36	—	821
2016 and prior	654	532	436	113	174	202	44	113	25	2,293
Total	$1,198	$1,162	$1,024	$592	$525	$531	$76	$223	$114	$5,445

	As of December 31, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$98	$79	$143	$137	$110	$140	$9	$47	$22	$785
2020	84	187	31	35	39	39	3	14	25	457
2019	59	145	14	130	47	17	15	13	22	462
2018	54	68	59	10	14	10	—	6	—	221
2017	128	94	360	139	56	56	5	36	—	874
2016 and prior	718	617	590	159	256	239	71	142	36	2,828
Total	$1,141	$1,190	$1,197	$610	$522	$501	$103	$258	$105	$5,627

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of December 31, 2022 and 2021, respectively.

	As of December 31, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$79	$255	$247	$34	$10	$10	$—	$635
2021	37	168	420	125	—	18	9	777
2020	58	61	93	151	—	—	—	363
2019	46	85	165	40	14	—	—	350
2018	37	84	56	12	—	17	—	206
2017	106	390	178	144	3	—	—	821
2016 and prior	782	367	501	369	66	156	52	2,293
Total	$1,145	$1,410	$1,660	$875	$93	$201	$61	$5,445

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$39	$185	$405	$129	$—	$18	$9	$785
2020	58	90	140	169	—	—	—	457
2019	46	96	211	82	27	—	—	462
2018	38	88	57	16	4	18	—	221
2017	110	417	195	149	3	—	—	874
2016 and prior	936	566	576	398	93	205	54	2,828
Total	$1,227	$1,442	$1,584	$943	$127	$241	$63	$5,627

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2022	December 31, 2021
Allowance for credit losses, balance at January 1	$15	$89
Credit losses on mortgage loans for which credit losses were not previously recorded	3	1
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	—	(14)
Increase (decrease) on mortgage loans with allowance recorded in previous period	—	(61)
Provision for expected credit losses	18	15
Write-offs	—	—
Recoveries of amounts previously written off	—	—
Allowance for credit losses, balance at December 31	$18	$15

The following table presents past due commercial mortgage loans as of the dates indicated:

	December 31, 2022	December 31, 2021
Delinquency:
Current	$5,445	$5,627
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$5,445	$5,627

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of December 31, 2022 and 2021, the Company had no commercial mortgage loans in non-accrual status. There was no interest income recognized on loans in non-accrual status for the years ended December 31, 2022 and 2021.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Fixed maturities	$1,940	$1,996	$2,401
Equity securities	12	20	14
Mortgage loans on real estate	237	247	295
Policy loans	21	23	45
Short-term investments and cash equivalents	13	8	4
Limited partnerships and other	118	548	223
Gross investment income	2,341	2,842	2,982
Less: Investment expenses	60	68	73
Net investment income	$2,281	$2,774	$2,909

As of December 31, 2022, the Company had $11 investments in fixed maturities that did not produce net investment income. For the year ended December 31, 2021, the Company had no investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Fixed maturities, available-for-sale, including securities pledged	$(30)	$1,791	$(17)
Fixed maturities, at fair value option	(920)	(717)	(235)
Equity securities, at fair value	(39)	9	10
Derivatives	305	19	(7)
Embedded derivatives - fixed maturities	(9)	(8)	1
Guaranteed benefit derivatives	3	45	(34)
Mortgage loans	—	182	(75)
Other investments	5	102	(8)
Net gains (losses)	$(685)	$1,423	$(365)

On June 1, 2021, the Company fully disposed of a 9.99% equity interest in VA Capital which was originally acquired as part of

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

a Master Transaction Agreement dated December 20, 2017, related to the sale of substantially all of our Closed Block Variable Annuity (CBVA) and Annuity business. The disposition resulted in a net realized gain of $95 reported as Net gains (losses) in the Consolidated Statements of Operations.

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2022	(1)	2021	2020
Proceeds on sales	$5,448		$12,198	$2,456
Gross gains	100		1,769	151
Gross losses	109		9	81
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2022			December 31, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Foreign exchange contracts	$81	$—	$6	$94	$2	$—
Cash flow hedges:
Interest rate contracts	22	—	—	22	—	—
Foreign exchange contracts	718	71	2	683	16	16
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	18,304	341	376	13,382	147	209
Foreign exchange contracts	160	9	2	146	1	3
Equity contracts	248	1	1	299	4	2
Credit contracts	174	—	2	135	1	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	N/A	3	—	N/A	12	—
Within products(3)	N/A	—	24	N/A	—	47
Within reinsurance agreements(4)	N/A	95	46	N/A	—	196
Managed custody guarantees(3)	N/A	—	6	N/A	—	1
Total		$520	$465		$183	$475
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
(2) Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(3) Included in Future policy benefits on the Consolidated Balance Sheets.
(4) Included in Other liabilities, Other assets, and Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2022 and 2021. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company's risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	December 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$174	$—	$2
Equity contracts	201	1	1
Foreign exchange contracts	959	80	10
Interest rate contracts	13,328	339	376
		420	389
Counterparty netting(1)		(295)	(295)
Cash collateral netting(1)		(64)	(88)
Securities collateral netting(1)		(6)	(1)
Net receivables/payables		$55	$5
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

As of December 31, 2022, the Company held $56 and pledged $79 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2021, the Company held $17 and $71 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2022, the Company delivered $142 of securities and held $7 of securities as collateral. As of December 31, 2021, the Company delivered $124 of securities and held $2 securities as collateral.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Year Ended December 31,
	2022		2021		2020
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting	Net investment income	Net investment income and Net gains/(losses)	Net investment income	Net investment income and Net gains/(losses)	Net investment income	Net investment income and Net gains/(losses)
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(2)	$70	$(1)	$39	$1	$(28)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	11	—	4	—	8

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Year Ended December 31,
	2022		2021		2020
	Net Investment Income	Net gains/(losses)	Net Investment Income	Net gains/(losses)	Net Investment Income	Net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$2,281	$(662)	$2,774	$1,425	$2,909	$(284)
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(6)	—	(5)	—	—
Derivatives designated as hedging instruments(1)	—	7	—	5	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	11	—	9	(5)	11	(3)
(1) For the year ended December 31, 2022, $1 of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earning. An immaterial portion of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earnings for the year ended December 31, 2021. No portion of the change in derivative instruments designated and qualifying as fair value hedges were excluded from the assessment of hedge effectiveness and recognized currently in earnings for the year ended December 31, 2020.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2022	2021	2020
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$334	$4	$4
Foreign exchange contracts	Net gains (losses)	(1)	(4)	(4)
Equity contracts	Net gains (losses)	(32)	17	(7)
Credit contracts	Net gains (losses)	(3)	2	4
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	(9)	(8)	1
Within products	Net gains (losses)	24	33	(30)
Within reinsurance agreements(1)	Policyholder benefits	217	77	(24)
Managed custody guarantees	Net gains (losses)	(5)	3	(4)
Total		$525	$124	$(60)
(1) For the years ended December 31, 2022 and 2021 , the amount excludes gains (losses) from standalone derivatives of $(12) and $2, respectively, that are recognized in Net gains (losses). For the year ended December 31, 2020, no gains (losses) from standalone derivatives were recognized.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$433	$148		$—	$581
U.S. Government agencies and authorities	—	58		1	59
State, municipalities and political subdivisions	—	845		—	845
U.S. corporate public securities	—	8,181		20	8,201
U.S. corporate private securities	—	2,891		1,801	4,692
Foreign corporate public securities and foreign governments(1)	—	2,946		3	2,949
Foreign corporate private securities(1)	—	2,602		432	3,034
Residential mortgage-backed securities	—	3,949		28	3,977
Commercial mortgage-backed securities	—	3,883		—	3,883
Other asset-backed securities	—	2,072		64	2,136
Total fixed maturities, including securities pledged	433	27,575		2,349	30,357
Equity securities	140	—		196	336
Derivatives:
Interest rate contracts	2	339		—	341
Foreign exchange contracts	—	80		—	80
Equity contracts	—	1		—	1
Embedded derivative on reinsurance	—	95		—	95
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,430	24		—	2,454
Assets held in separate accounts	74,600	5,227		347	80,174
Total assets	$77,605	$33,341		$2,892	$113,838
Percentage of Level to total	68%	29%		3%	100%
Liabilities:
Contingent consideration	—	—		112	112
Derivatives:
Guaranteed benefit derivatives(2)	—	—		30	30
Other derivatives:
Interest rate contracts	3	373		—	376
Foreign exchange contracts	—	10		—	10
Equity contracts	—	1		—	1
Credit contracts	—	2		—	2
Embedded derivative on reinsurance	—	(12)	(3)	58	46
Total liabilities	$3	$374		$200	$577
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$745	$258	$—	$1,003
U.S. Government agencies and authorities	—	81	—	81
State, municipalities and political subdivisions	—	1,111	—	1,111
U.S. corporate public securities	—	11,925	16	11,941
U.S. corporate private securities	—	3,415	1,910	5,325
Foreign corporate public securities and foreign governments(1)	—	3,723	—	3,723
Foreign corporate private securities(1)	—	3,148	353	3,501
Residential mortgage-backed securities	—	4,259	43	4,302
Commercial mortgage-backed securities	—	4,183	—	4,183
Other asset-backed securities	—	2,037	44	2,081
Total fixed maturities, including securities pledged	745	34,140	2,366	37,251
Equity securities	37	—	203	240
Derivatives:
Interest rate contracts	—	147	—	147
Foreign exchange contracts	—	19	—	19
Equity contracts	—	4	—	4
Credit contracts	—	1	—	1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,525	82	—	2,607
Assets held in separate accounts	94,943	5,174	316	100,433
Total assets	$98,250	$39,567	$2,885	$140,702
Percentage of Level to total	70%	28%	2%	100%
Liabilities:
Contingent consideration	—	—	11	11
Derivatives:
Guaranteed benefit derivatives(2)	—	—	48	48
Other derivatives:
Interest rate contracts	—	209	—	209
Foreign exchange contracts	—	19	—	19
Equity contracts	—	2	—	2
Credit contracts	—	1	—	1
Embedded derivative on reinsurance	—	109	87	196
Total liabilities	$—	$340	$146	$486
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

When available, the fair value of the Company's financial assets and liabilities are based on quoted prices of identical assets in active markets and therefore, reflected in Level 1. The valuation approaches and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy are presented below.

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

Contingent consideration: The fair value of the contingent consideration liability associated with the Company’s acquisitions uses unobservable inputs and as such are reported as Level 3. Unobservable inputs include projected revenues, duration of earnouts and other metrics as well as discount rate. Changes in the fair value of the contingent consideration are recorded in Operating expenses in the Company’s Consolidated Statements of Operations.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2022
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$1	$—	$1	$—	$—
U.S. corporate public securities	16	—	(1)	11	—	—	—	—	(6)	20	—	(1)
U.S. corporate private securities	1,910	(3)	(364)	342	—	—	(219)	145	(10)	1,801	(3)	(361)
Foreign corporate public securities and foreign governments(1)	—	—	—	3	—	—	—	—	—	3	—	—
Foreign corporate private securities(1)	353	(23)	(40)	158	—	—	(50)	148	(114)	432	(4)	(40)
Residential mortgage-backed securities	43	(20)	—	7	—	—	—	—	(2)	28	(20)	—
Other asset-backed securities	44	(1)	(4)	62	—	(29)	(8)	—	—	64	(1)	(4)
Total fixed maturities including securities pledged	2,366	(47)	(409)	583	—	(29)	(277)	294	(132)	2,349	(28)	(406)
Equity securities, at fair value	203	(34)	—	27	—	—	—	—	—	196	(34)	—
Contingent consideration	(11)	(2)	—	—	(99)	—	—	—	—	(112)	—	—
Derivatives:
Guaranteed benefit derivatives(2)(5)	(48)	19	—	1	(3)	—	1	—	—	(30)	—	—
Embedded derivatives on reinsurance	(87)	(12)	—	—	—	—	41	—	—	(58)	—	—
Assets held in separate accounts(4)	316	(35)	—	191	—	(27)	—	6	(104)	347	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis. These amounts are included in Net gains (losses) in the Consolidated Statements of Operations.
(3) For financial instruments still held as of December 31 amounts are included in Net investment income and Net gains (losses) in the Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.
(5) Includes GMWBL, GMWB, FIA, Stabilizer and MCGs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2021
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$93	$—	$—	$12	$—	$—	$(5)	$1	$(85)	$16	$—	$—
U.S. corporate private securities	1,900	50	(124)	262	—	(346)	(253)	545	(124)	1,910	(1)	(123)
Foreign corporate private securities(1)	457	(29)	21	41	—	(81)	(56)	—	—	353	4	18
Residential mortgage-backed securities	43	(16)	(1)	24	—	(7)	—	2	(2)	43	(16)	(1)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	61	—	(3)	16	—	(5)	(47)	22	—	44	—	(2)
Total fixed maturities including securities pledged	2,554	5	(107)	355	—	(439)	(361)	570	(211)	2,366	(13)	(108)
Fixed maturities, trading, at fair value	—	—	—	45	—	—	(45)	—	—	—	—	—
Equity securities, at fair value	172	12	—	225	—	(152)	(54)	—	—	203	—	—
Contingent consideration	—	—	—	—	(11)	—	—	—	—	(11)	—	—
Derivatives:
Guaranteed benefit derivatives(2)(5)	(84)	36	—	—	(3)	—	3	—	—	(48)	—	—
Other derivatives, net	1	—	—	—	—	—	(1)	—	—	—	(1)	—
Embedded derivatives on reinsurance .	—	2	—	—	(89)	—	—	—	—	(87)	—	—
Assets held in separate accounts(4)	222	1	—	225	—	(13)	—	—	(119)	316	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis. These amounts are included in Net gains (losses) in the Consolidated Statements of Operations.
(3) For financial instruments still held as of December 31 amounts are included in Net investment income and Net gains (losses) in the Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.
(5) Includes GMWBL, GMWB, FIA, Stabilizer, and MCGs

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2022 and 2021, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$30,357	$30,357	$37,251	$37,251
Equity securities	336	336	240	240
Mortgage loans on real estate	5,445	5,149	5,627	5,982
Policy loans	363	363	392	392
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,454	2,454	2,607	2,607
Derivatives	422	422	171	171
Embedded derivative on reinsurance	95	95	—	—
Other investments	68	68	79	79
Assets held in separate accounts	80,174	80,174	100,433	100,433
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$35,707	$36,385	$35,334	$43,407
Funding agreements with fixed maturities	1,285	1,281	1,460	1,461
Supplementary contracts, immediate annuities and other	727	636	829	775
Derivatives:
Guaranteed benefit derivatives(2)	30	30	48	48
Other derivatives	389	389	231	231
Embedded derivative on reinsurance	46	46	196	196
Short-term debt	141	142	1	1
Long-term debt	2,094	1,935	2,595	2,991
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC/VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2020	$1,762	$464		$2,226
Impact of ASU 2016-13	3	—		3
Deferrals of commissions and expenses	104	6		110
Amortization:
Amortization, excluding unlocking (2)	(265)	(108)		(373)
Unlocking(1)	(27)	(118)		(145)
Interest accrued	118	48	(3)	166
Net amortization included in Consolidated Statements of Operations	(174)	(178)		(352)
Change in unrealized capital gains/losses on available-for-sale securities	(255)	(222)		(477)
Balance at December 31, 2020	1,440	70		1,510
Deferrals of commissions and expenses	98	6		104
Amortization:
Amortization, excluding unlocking (2)	(641)	(277)		(918)
Unlocking(1)	(25)	9		(16)
Interest accrued	104	35	(3)	139
Net amortization included in Consolidated Statements of Operations	(562)	(233)		(795)
Change in unrealized capital gains/losses on available-for-sale securities (4)	241	318		559
Balance as of December 31, 2021 (5)	1,217	161		1,378
Deferrals of commissions and expenses	113	5		118
Amortization:
Amortization, excluding unlocking (2)	(241)	(49)		(290)
Unlocking(1)	(21)	(5)		(26)
Interest accrued	97	32	(3)	129
Net amortization included in Consolidated Statements of Operations	(165)	(22)		(187)
Change in unrealized capital gains/losses on available-for-sale securities (4)	890	623		1,513
Balance as of December 31, 2022 (5)	$2,055	$767		$2,822
(1)    Includes the impacts of annual review of assumptions which occur in the third quarter; and retrospective and prospective unlocking.
(2) There was no loss recognition during 2022 and 2020. During 2021, the Company recognized loss recognition of $351 and $87 for DAC and VOBA, respectively.
(3)    Interest accrued at the following rates for VOBA: 3.5% to 7.2% during 2022, 2021, and 2020.
(4) Upon adoption of ASU 2018-12 on January 1, 2023, the unrealized capital gains (losses) on available for sale securities will be reversed as of January 1, 2021 transition date and in subsequent periods.
(5) As of December 31, 2022 and 2021, $1,878 and $430, respectively, of DAC/VOBA was subject to amortization in relation to the emergence of estimated gross profits, which was recorded in the Consolidated Balance Sheets.

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

Year	Amount
2023	$32
2024	30
2025	29
2026	27
2027	26

7.    Reserves for Future Policy Benefits and Contract Owner Account Balances

Future policy benefits and contract owner account balances were as follows as of December 31, 2022 and 2021:

	2022	2021
Future policy benefits:
Individual and group life insurance contracts	$4,522	$4,702
Product guarantees on universal life and deferred annuity contracts, and payout contracts with life contingencies	4,624	4,349
Accident and health	963	901
Total	$10,109	$9,952

Contract owner account balances:
Universal life-type contracts	$4,713	$5,149
Fixed annuities and payout contracts without life contingencies	36,472	36,196
Funding agreements and other	1,279	1,461
Total	$42,464	$42,806

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The liabilities for UL contracts are recorded in the general account. The liabilities for VUL contracts are recorded in separate account liabilities. The separate account liabilities may include more than one type of guarantee. These liabilities are subject to the requirements for additional reserve liabilities which are recorded on the Consolidated Balance Sheets in Future policy benefits.

The paid and incurred amounts were as follows for the years ended December 31, 2022, 2021 and 2020:

	UL and VUL(1)	Stabilizer and MCGs(2)	Other(3)
Separate account liability at December 31, 2022	$254	$40,738	$1,123
Separate account liability at December 31, 2021	$341	$43,352	$1,575
Additional liability balance:
Balance at January 1, 2020	$394	$22	$35
Incurred guaranteed benefits	274	31	3
Paid guaranteed benefits	(207)	—	2
Balance at December 31, 2020	461	53	40
Incurred guaranteed benefits	(407)	(32)	(13)
Paid guaranteed benefits	(10)	(1)	(2)
Balance at December 31, 2021	44	20	25
Incurred guaranteed benefits	19	(14)	13
Paid guaranteed benefits	(10)	—	(2)
Balance at December 31, 2022	$53	$6	$36
(1) The additional liability balances as of December 31, 2022, 2021, 2020 and as of January 1, 2020 are presented net of reinsurance of $2,052, $1,669, $1,079 and $1,005, respectively.
(2) The Separate account liability at December 31, 2022 and 2021 includes $33.5 billion and $35.3 billion, respectively, of externally managed assets, which are not reported on the Company's Consolidated Balance Sheets.
(3) Includes GMDB/GMWBL/GMIB.

The net amount at risk for the secondary guarantees is equal to the current death benefit in excess of the account values. The general and separate account values, net amount at risk and the weighted average attained age of contract owners by type of minimum guaranteed benefit for UL and VUL contracts were as follows as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	Secondary Guarantees	Secondary Guarantees
UL and VUL Contracts: (1)
Account value (general and separate account)	$1,389	$1,524
Net amount at risk	4,533	4,696
Weighted average attained age	73	72
(1) There were no Paid-up Guarantees as of December 31, 2022 and 2021.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Account balances of contracts with guarantees invested in variable separate accounts were as follows as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Equity securities (including mutual funds):
Equity funds	$1,420	$2,068
Bond funds	132	182
Balanced funds	282	398
Money market funds	38	42
Other	7	10
Total	$1,879	$2,700

In addition, the aggregate fair value of fixed income securities supporting separate accounts with Stabilizer benefits as of December 31, 2022 and 2021 was $7.2 billion and $8.1 billion, respectively.

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

Information regarding the effect of reinsurance on the Consolidated Balance Sheets is as follows as of the periods indicated:

	December 31, 2022
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$172	$11	$(212)	$(29)
Reinsurance recoverable, net of allowance for credit losses	—	—	13,370	13,370
Total	$172	$11	$13,158	$13,341

Liabilities
Future policy benefits and contract owner account balances	$51,529	$1,044	$—	$52,573
Liability for funds withheld under reinsurance agreements	104	—	—	104
Total	$51,633	$1,044	$—	$52,677

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2021
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$169	$8	$(213)	$(36)
Reinsurance recoverable, net of allowance for credit losses	—	—	13,671	13,671
Total	$169	$8	$13,458	$13,635

Liabilities
Future policy benefits and contract owner account balances	$51,648	$1,110	$—	$52,758
Liability for funds withheld under reinsurance agreements	203	—	—	203
Total	$51,851	$1,110	$—	$52,961

Information regarding the effect of reinsurance on the Consolidated Statements of Operations is as follows for the periods indicated:

	Year ended December 31,
	2022	2021	2020
Premiums:
Direct premiums	$3,259	$3,041	$2,897
Reinsurance assumed	25	26	31
Reinsurance ceded	(859)	(6,421)	(512)
Net premiums	$2,425	$(3,354)	$2,416

Fee income:
Gross fee income	$2,126	$2,230	$2,008
Reinsurance assumed	18	18	19
Reinsurance ceded	(413)	(421)	(1)
Net fee income	$1,731	$1,827	$2,026

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$4,463	$5,317	$4,610
Reinsurance assumed	50	77	67
Reinsurance ceded	(1,940)	(7,557)	(576)
Net interest credited and other benefits to contract owners / policyholders	$2,573	$(2,163)	$4,101
In connection with the Individual Life transaction disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements, SLD was acquired by Resolution Life US and is, no longer a subsidiary of the Company. Concurrently, the Company's wholly owned subsidiaries Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York ("RLNY"), and Voya Retirement Insurance and Annuity Company ("VRIAC"), each of which is a direct or indirect wholly owned subsidiary of the Company entered into three reinsurance agreements with SLD. Pursuant to these agreements, RLI and VRIAC ceded to SLD a 100% quota share, and RLNY ceded to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC remain subsidiaries of the Company.

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

Furthermore, at the close of the Individual Life Transaction on January 4, 2021, the Company had $1.3 billion of pre-tax DAC, VOBA and URR balances as well as deferred Cost of reinsurance (“COR”) on businesses exited via reinsurance including the Individual Life Transaction. DAC, VOBA, URR and COR balances are amortized as a charge to earnings over the life of the underlying policies. The amortization of DAC/VOBA/URR/COR and the deposit asset has been classified as a component of Income (loss) related to businesses exited or to be exited via reinsurance which is an adjustment to Income (loss) from continuing operations before income taxes to calculate Adjusted operating earnings before income taxes and consequently are not included in the adjusted operating results of our segments.

The revenues and net results of the Individual Life and Annuities businesses that are disposed of via reinsurance are reported in businesses exited or to be exited through reinsurance or divestment which is an adjustment to the Company's U.S. GAAP revenues and earnings measures to calculate Adjusted operating revenues and Adjusted operating earnings before income taxes, respectively.

The Company has an indemnity reinsurance arrangement with a subsidiary of Lincoln National Corporation ("Lincoln") related to a block of its individual life insurance business. Under the agreement, Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. Reinsurance recoverable related to this reinsurance agreement was $1.0 billion and $1.1 billion as of December 31, 2022 and 2021, respectively, on the Consolidated Balance Sheets.

10.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's operating segments were as follows:

	Wealth Solutions	Health Solutions	Investment Management	Consolidated
Balance as of January 1, 2021	$17	$—	$31	$48
Additions from business combinations	—	24	—	24
Balance as of December 31, 2021	$17	$24	$31	$72
Additions from business combinations	—	—	255	255
Balance as of December 31, 2022	$17	$24	$286	$327

Based on qualitative assessments performed during 2022, the Company concluded there was no requirement for goodwill impairment. There is no accumulated impairment balance associated with goodwill.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Other Intangible Assets

The Company’s indefinite-lived intangible assets relate primarily to the right to manage client assets acquired in connection with the AllianzGI Transaction during 2022. This intangible asset was valued using the multi-period excess earnings method, a form of the income approach, which relied upon significant assumptions, including projected revenues and discount rate. The right to manage client assets was determined to have an indefinite life based on the open-ended nature of the right to manage and the ability to continue to manage the assets with no specific termination date.

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	December 31, 2022			December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Right to manage client assets	N/A	$345	$—	$345	$—	$—	$—
Management contract rights	N/A	5	—	5	—	—	—
Total indefinite-life intangibles		$350	$—	$350	$—	$—	$—
Finite-life intangibles:
Management contract rights	19 years	$741	$554	$187	$550	$550	$—
Customer relationship lists	19 years	135	111	24	134	104	30
Computer software	3 years	502	432	70	470	403	67
Total intangible assets		$1,728	$1,097	$631	$1,154	$1,057	$97

Amortization expense related to intangible assets were $36, $46 and $55 for the years ended December 31, 2022, 2021 and 2020, respectively. Other intangibles impairment testing performed during 2022 did not identify any situations requiring impairment.

The estimated amortization of intangible assets are as follows:

Year	Amount
2023	$46
2024	31
2025	22
2026	17
2027	16

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

11.    Share-based Incentive Compensation Plans

Omnibus Employee Incentive Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan"), the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan") and the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (the "2019 Omnibus Plan") (together, the "Omnibus Plans"). As of December 31, 2022, common stock reserved and available for issuance under the 2013 Omnibus Plan was 347,663 shares. The 2013 Omnibus Plan is no longer actively used for new grants of equity-based compensation awards.

The 2014 Omnibus Plan provides for 17,800,000 shares of common stock to be available for issuance as equity-based compensation awards. As of December 31, 2022, common stock reserved and available for issuance under the 2014 Omnibus Plan was 3,050,166 shares.

The 2019 Omnibus Plan provides for 11,700,000 shares of common stock to be available for issuance as equity-based compensation awards, subject to other provisions of the plan for replacement of shares and adjustments. As of December 31, 2022, common stock reserved and available for issuance under the 2019 Omnibus Plan was 7,782,826 shares.

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

During each of the years ended December 31, 2022, 2021 and 2020 the Company awarded RSUs and PSUs to its employees under the Omnibus Plans. The PSU awards entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives are determined and approved by the Committee. Except under certain termination conditions, RSUs and PSUs generally vest no earlier than one year from the date of the award and no later than three years from the date of the award. In the case of retirement (eligibility for which is based on the employee's age and years of service as provided in the relevant award agreement), awards vest in full, but subject to the satisfaction of any applicable performance criteria.

In December 2015 and February 2019, the Company also awarded contingent stock options ("2015 Stock Options" and "2019 Stock Options," respectively) under the 2014 Omnibus Plan. All outstanding 2015 and 2019 Stock Options are vested as the necessary performance conditions were satisfied.

If an award under the Omnibus Plans is forfeited, expired, terminated or otherwise lapses, the shares of Company common stock underlying that award will become available for issuance. Shares withheld by the Company to pay employee taxes, or which are withheld by or tendered to the Company to pay the exercise price of stock options (or are repurchased from an option holder by the Company with proceeds from the exercise of stock options) are not available for reissuance.

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

During the years ended December 31, 2022, 2021, and 2020, the Company granted 18,234, 16,460 and 26,886 RSUs, respectively, to certain of its non-employee directors. The awards granted vest in full on the first anniversary of the grant date, however, for awards granted prior to 2020, no shares are delivered in connection with the RSUs until such time as the director's service on the Board is terminated. For awards granted in or subsequent to 2020, shares can be delivered at vesting or at such time as the director's service on the Board is terminated.

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

For the 2015 Stock Options, the Company utilized the simplified method for the expected term calculations. At the time of grant, the Company did not have historical exercises on which to base its own estimate. Additionally, exercise data relating to employees of comparable companies was not easily obtainable. Furthermore, because the Company did not have historical stock prices for a period at least equal to the expected term, the Company estimated expected volatilities were based on the Company's life-to-date historical volatility using a weighted-average consisting 70% of historical peer group volatility and 30% of the historical volatility of the Company common stock. The contractual term for exercising the options is ten years.

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

The fair value of the TSR component of the PSU awards was estimated using a Monte Carlo simulation. The following is a summary of the significant assumptions used to calculate the fair value of the TSR component of the PSU awards granted during the periods indicated:

	2022	2021	2020
Expected volatility of the Company's common stock	34.37%	34.54%	25.02%
Average expected volatility of peer companies	49.41%	45.24%	23.60%
Expected term (in years)	2.85	2.87	2.86
Risk-free interest rate	1.71%	0.20%	1.35%
Expected dividend yield	—%	—%	—%
Average correlation coefficient of peer companies	71.50%	78.00%	62.00%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
RSUs	$45	$41	$44
PSU awards	45	46	40
Stock options	—	1	4
Total	90	88	88
Income tax benefit	24	22	30
Share-based compensation	$66	$66	$58

The following table summarizes the unrecognized compensation cost and expected remaining weighted-average period of expense recognition as of December 31, 2022:

	RSUs	PSU Awards	Stock Options
Unrecognized compensation cost	$21	$30	$—
Expected remaining weighted-average period of expense recognition (in years)	0.91	1.44	—

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and Director Plan for the periods indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	1.4		$57.53	2.0	$54.05
Adjusted for PSU performance factor	—		—	0.2	59.13
Granted	0.8		65.33	0.9	56.67
Vested	(0.7)		56.69	(0.9)	50.35
Forfeited	—	*	61.01	(0.1)	54.55
Outstanding at December 31, 2022	1.5		$60.91	2.1	$55.68
Awards expected to vest as of December 31, 2022	1.5		$60.91	2.1	$55.68
*less than 0.1

The weighted-average grant date fair value for RSU awards granted during the year ended December 31, 2022, 2021 and 2020 was $65.33, $56.88 and $62.74, respectively. The weighted-average grant date fair value for PSU awards granted during the years ended December 31, 2022, 2021 and 2020 was $56.67, $49.88 and $61.86, respectively. The total fair value of shares vested for the years ended December 31, 2022, 2021, and 2020 was $104, $110 and $112, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	1.8		$42.91	6.2	$43.10
Granted	—		—
Exercised	(0.2)		41.29
Forfeited	—	*	50.03
Outstanding as of December 31, 2022	1.6		$43.05	4.4	$30.20
Vested, exercisable, as of December 31, 2022	1.6		43.05	4.4	30.20
*less than 0.1

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $5, $13 and $5.

12.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2020	140.7	8.4	132.3
Common Shares issued	0.1		0.1
Common Shares acquired - share repurchase	—	10.2	(10.2)
Share-based compensation programs	2.5	0.5	2.0
Balance, December 31, 2020	143.3	19.1	124.2
Common Shares issued	0.1	—	0.1
Common Shares acquired - share repurchase	—	17.9	(17.9)
Share-based compensation programs	2.4	1.0	1.4
Treasury Stock retirement	(36.8)	(36.8)	—
Balance, December 31, 2021	109.0	1.2	107.8
Common Shares issued	0.1	—	0.1
Common Shares acquired - share repurchase	—	11.7	(11.7)
Share-based compensation programs	1.7	0.7	1.0
Treasury Stock retirement	(13.0)	(13.0)	—
Balance, December 31, 2022	97.8	0.6	97.2

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Dividends declared per share of Common Stock	$0.80	$0.695	$0.60

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

The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions for the years ended December 31, 2022, 2021 and 2020.

2022
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
June 21, 2022	$250	3,382,950	September 20, 2022	819,566	4,202,516
March 17, 2022	$275	3,305,786	May 11, 2022	890,112	4,195,898
2021
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
June 30, 2021	$400	5,203,252	September 16, 2021	1,081,552	6,284,804
February 11, 2021	$250	3,617,291	May 14, 2021	330,852	3,948,143
2020
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
December 28, 2020	$150	2,066,472	January 22, 2021	509,909	2,576,381

The following table presents repurchases of our common stock through open market repurchases for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Shares of common stock	3,295,800	7,118,829	7,390,099
Payment	$225	$463	$366

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The exercise price of the warrants at the time of issuance was $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94 as an addition and reduction to Additional paid-in-capital. Warrant holders are not entitled to receive dividends. On March 12, 2018, ING Group sold its remaining interests in the warrants and no longer owns any warrants.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

On December 29, 2022, the Company paid a quarterly dividend of $0.20 per share on its common stock. As a consequence, the exercise price of the warrants to purchase shares of common stock was adjusted to $46.94 per share of common stock and the number of shares of common stock for which each warrant is exercisable has been adjusted to 1.038661602. As of December 31, 2022, no warrants have been exercised.

On February 22, 2023, the Company entered into an amendment of the warrant agreement to permit warrant holders to elect a calculation period of either 30 or 45 trading days as an alternative to the 10-trading day calculation period provided in the warrant agreement. In addition, the Company may enter into one or more transactions involving the warrants (including a repurchase or negotiated settlement of some or all of the warrants) or consider additional modifications to the warrant agreement to facilitate the orderly exercise and settlement of the warrants.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2022 and December 31, 2021, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Year Ended:	Per Share	Aggregate	Per Share	Aggregate
December 31, 2022	$61.25	$20	$53.50	$16
December 31, 2021	61.25	20	53.50	16
December 31, 2020	61.25	20	53.50	16

As of December 31, 2022, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

13.     Earnings per Common Share

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Year Ended December 31,
Earnings	2022	2021	2020
Net income (loss) available to common shareholders
Income (loss) from continuing operations	$433	$2,875	$370
Less: Preferred stock dividends	36	36	36
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(77)	761	157
Income (loss) from continuing operations available to common shareholders	474	2,078	177
Income (loss) from discontinued operations, net of tax	—	12	(419)
Net income (loss) available to common shareholders	$474	$2,090	$(242)

Weighted-average common shares outstanding
Basic	100.7	116.7	127.4
Dilutive Effects:(1)
Warrants	7.2	6.7	1.7
RSUs	0.9	1.0	0.9
PSU awards	0.8	0.7	1.4
Stock Options	0.6	0.7	0.5
Diluted	110.2	125.8	131.9

Basic(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$4.71	$17.81	$1.39
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$—	$0.10	$(3.29)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$4.71	$17.92	$(1.90)
Diluted(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$4.30	$16.52	$1.34
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$—	$0.10	$(3.18)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$4.30	$16.61	$(1.84)
(1) For the year ended December 31, 2020, weighted average shares used for calculating earnings per share excludes the impact of forward contracts related to the share repurchase agreement entered into on December 28, 2020, as the inclusion of these instruments would be antidilutive to the earnings per share calculation. For more information on the share repurchase agreement, see the Shareholders' Equity Note to these Consolidated Financial Statements.
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

The Company's Principal Insurance Subsidiaries are each required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of its respective state of domicile. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the insurance department of an insurance company's state of domicile, the entire amount or a portion of an insurance company's asset balance can be non-admitted based on the specific rules regarding admissibility. For the years ended December 31, 2022, 2021 and 2020, the Principal Insurance Subsidiaries have no prescribed or permitted practices that materially impact total capital and surplus.

Statutory Net income (loss) for the years ended December 31, 2022, 2021 and 2020 and statutory capital and surplus as of December 31, 2022 and 2021 of the Company's Principal Insurance Subsidiaries are as follows:

	Statutory Net Income (Loss)			Statutory Capital and Surplus
	2022	2021	2020	2022	2021
Subsidiary Name (State of Domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$549	$794	$299	$1,842	$2,232
ReliaStar Life Insurance Company ("RLI") (MN)	418	(1,211)	205	1,784	1,782

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

The Company's Principal Insurance Subsidiaries domiciled in Connecticut and Minnesota have both created ordinary dividend capacity in 2022. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Principal Insurance Subsidiaries - Dividends and Return of Capital

The following table summarizes dividends permitted to be paid by the Company's Principal Insurance Subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval and dividends and extraordinary distributions paid by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Permitted without Approval		Dividends Paid		Extraordinary Distributions Paid
			Year Ended December 31,		Year Ended December 31,
	2023	2022	2022	2021	2022	2021
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company (CT)	$363	$522	$48	$78	$809	$474
ReliaStar Life Insurance Company (MN)	428	—	—	—	329	358

On February 7, 2023 ReliaStar Life Insurance Company made a $402 million extraordinary distribution received by Voya Holdings for payment to Voya Financial, Inc.

As of December 31, 2022, the Company has no remaining captive reinsurance subsidiaries.

15.    Employee Benefit Arrangements

Pension, Other Postretirement Benefit Plans and Other Benefit Plans

Voya Financial, Inc.'s subsidiaries maintain both qualified and non-qualified defined benefit pension plans (the "Plans"). The Plans generally cover all employees and certain sales representatives who meet specified eligibility requirements. Pension benefits are based on a formula using compensation and length of service. Annual contributions are paid to the Plans at a rate necessary to adequately fund the accrued liabilities of the Plans calculated in accordance with legal requirements. The Plans comply with applicable regulations concerning investments and funding levels.

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

The Company also provides certain supplemental retirement benefits to eligible employees, non-qualified pension plans for insurance sales representatives who have entered into a career agent agreement and certain other individuals. These plans are non-qualified defined benefit plans, which means all benefits are payable from the general assets of the sponsoring company.

The Company also offers deferred compensation plans for employees, including career agents and certain other individuals who meet the eligibility criteria. The Company’s deferred compensation commitment for employees is recorded on the Consolidated Balance Sheets in Other liabilities and totaled $275 and $318 as of December 31, 2022 and 2021, respectively.

Voya Financial, Inc.'s subsidiaries also provide other postretirement and post-employment benefits to certain employees. These are primarily postretirement healthcare and life insurance benefits to retired employees and other eligible dependents and post-employment/pre-retirement plans provided to employees and former employees. The Company's other postretirement benefit obligation and unfunded status totaled $11 and $14 as of December 31, 2022 and 2021, respectively. Additionally, net periodic benefit for other postretirement benefits totaled $2, $3 and $1 for the years ended December 31, 2022, 2021 and 2020, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Obligations, Funded Status and Net Periodic Benefit Costs

The Company's Retirement Plan was fully funded in compliance with Employee Retirement Income Security Act ("ERISA") guidelines as of December 31, 2022, which is tested annually subsequent to this filing.
The following tables summarize a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets for the years ended December 31, 2022 and 2021 and the discount rate and interest credit rate used in determining pension benefit obligations as of December 31, 2022 and 2021 as well as the funded status of the Company's Plans as of December 31, 2022 and 2021:

	2022	2021
Change in benefit obligation:
Benefit obligations, January 1	$2,496	$2,596
Service cost	28	27
Interest cost	72	68
Net actuarial (gains) losses (1)	(541)	(80)
Benefits paid	(112)	(114)
(Gain) loss recognized due to curtailment	—	(1)
Benefit obligations, December 31(2)	1,943	2,496

Discount rate	5.47%	3.00%
Interest credit rate	3.00%	2.80%

Change in plan assets:
Fair value of plan net assets, January 1	2,283	2,251
Actual return on plan assets	(427)	78
Employer contributions	26	68
Benefits paid	(112)	(114)
Fair value of plan net assets, December 31(3)	1,770	2,283
Unfunded status at end of year (4)	$(173)	$(213)
(1) Includes actuarial gain of $(571) and $(102) due to change in discount rate for the year ended December 31, 2022 and 2021, respectively. The discount rate increased 2.47% during 2022 driven by an increase in the 30-year Treasury and corporate AA yields. The discount rate increased 0.33% during 2021 driven by a decrease in the 30-year Treasury and corporate AA yields.
(2) Includes Retirement Plan benefit obligations of $1,597 and $2,051 as of December 31, 2022 and 2021, respectively, and non-qualified plan benefit obligations of $346 and $445 as of December 31, 2022 and 2021, respectively.
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes amounts related to the Plans recognized on the Consolidated Balance Sheets as of December 31, 2022 and 2021:

	2022	2021
Amounts recognized in the Consolidated Balance Sheets consist of:(1)
Prepaid benefit cost (2)	$173	$232
Accrued benefit cost (2)	(346)	(445)
Net amount recognized	$(173)	$(213)
(1) Excludes other postretirement benefit obligations of $11 and $14 as of December 31, 2022 and 2021, respectively.
(2) Prepaid benefit cost is included in Other assets on the Consolidated Balance Sheets as of December 31, 2022 and Other liabilities as of December 31, 2021. Accrued benefit cost is included in Other liabilities on the Consolidated Balance Sheets.

There were no amounts related to the Plans recognized in accumulated other comprehensive income as of December 31, 2022 and 2021.

The following table summarizes information for the Plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of December 31, 2022 and 2021:

	2022	2021
Projected benefit obligation	$346	$445
Accumulated benefit obligation	345	441
Fair value of plan assets	—	—

Components of Net Periodic Benefit Cost

The components of net periodic benefit costs recognized in Operating expenses in the Consolidated Statements of Operations, weighted-average assumptions used in determining net benefit cost of the Plans and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) related to the Plans were as follows for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Net Periodic (Benefit) Costs Recognized in Consolidated Statements of Operations:
Service cost	$28	$27	$24
Interest cost	72	68	79
Expected return on plan assets	(108)	(126)	(122)
(Gain) loss recognized due to curtailment	—	(1)	—
Net (gain) loss recognition	(6)	(32)	(2)
Net periodic (benefit) costs	$(14)	$(64)	$(21)

Discount rate	3.00%	2.67%	3.36%
Expected rate of return on plan assets	4.85%	5.60%	6.25%
Interest credit rate	2.80%	2.80%	3.25%

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Plan Assets

The Retirement Plan is the only defined benefit plan with plan assets in a trust. The primary financial objective of the Retirement Plan is to secure participant retirement benefits. As such, the key objective in the Retirement Plan’s financial management is to promote funded status (i.e., the ratio of market value of assets to liabilities) stability, while maintaining the funded status surplus. The investment strategy for the Fund balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the Fund in an effort to accomplish the Retirement Plan’s funding objectives. Desirable target allocations amongst identified asset classes are set and, within each asset class, careful consideration is given to balancing the portfolio among industry sectors, geographies, interest rate sensitivity, economic growth, currency and other factors affecting investment returns. The assets are managed by professional investment firms. They are bound by mandates and are measured against benchmarks. Consideration is given to balancing security concentration, investment style and reliance on particular active investment strategies, among other factors. The Company reviews its asset mix of the Fund on a regular basis. Generally, the pension committee of the Company will rebalance the Fund's asset mix to the target mix as individual portfolios approach their minimum or maximum levels. However, the Company has the discretion to deviate from these ranges or to manage investment performance using different criteria.

Derivative contracts may be used for hedging purposes to reduce the Retirement Plan’s exposure to interest rate risk. Treasury futures are used to manage the interest rate risk in the Retirement Plan’s fixed maturity portfolio. The derivatives do not qualify for hedge accounting.

The following table summarizes the Company's pension plan’s target allocation range and actual asset allocation by asset category as of December 31, 2022 and 2021:

	Actual Asset Allocation
	2022	2021
Equity securities:
Target allocation range	7%-12%	5%-15%
Large-cap domestic	3.1%	4.0%
Small/Mid-cap domestic	0.8%	0.9%
International commingled funds	2.7%	2.9%
Limited Partnerships	0.6%	0.7%
Total equity securities	7.2%	8.5%
Fixed maturities:
Target allocation range	83%-87%	75%-95%
U.S. Treasuries, short term investments, cash and futures	2.9%	0.6%
U.S. Government agencies and authorities	0.3%	8.7%
U.S. corporate, state and municipalities	72.0%	75.6%
Foreign securities	9.5%	—%
Total fixed maturities	84.7%	84.9%
Other investments:
Target allocation range	4%-8%	0%-10%
Hedge funds	3.8%	3.5%
Real estate	4.3%	3.1%
Total other investments	8.1%	6.6%
Total	100.0%	100.0%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets by asset class as of December 31, 2022:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Fixed maturities, short-term investments and cash:
Cash and cash equivalents	$32	$26	$—	$—	$58
Short-term investments	—	—	—	—	—
Short-term investment fund(1)	—	—	—	18	18
U.S. Government securities	199	—	—	—	199
U.S. corporate, state and municipalities	10	996	51	—	1,057
Foreign securities	—	157	11	—	168
Total fixed maturities	241	1,179	62	18	1,500

Equity securities:
Total equity securities(2)	13	54	—	59	126

Other investments:
Total other investments(3)	—	—	—	144	144
Total Assets	$254	$1,233	$62	$221	$1,770

(1) This category includes common collective trust funds a short-term investment fund, which invests in a full range of high-quality, short-term money market securities. Participant's redemptions are processed by the following day.
(2)    Equity securities include two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $21 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $27 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Contributions and redemptions are conducted on a monthly basis as of the last business day of each month with notice required. at least six business days before the month-end. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds' maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.
(3) Other investments that use NAV to calculate fair value includes a real estate fund has a balance of $75 and is an actively managed core portfolio of equity real estate, whose performance objective is to outperform the National Council of Real Estate investment Fiduciaries Open-End Diversified Core ("NFI_ODCE") index and to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period. Redemptions of all or a portion of an investor's units may be redeemed as of the end of a calendar quarter with at least 60 days notice. Other investments also includes a limited partnership with a balance of $69 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts. There are significant redemption restrictions in the limited partnership fund.

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
(1) See footnote 1 to previous table.
(2) Equity securities include two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $33 and Silchester has a fund balance of $33. See footnote 2 to previous table for further information.
(3) Other investments that use NAV to calculate fair value includes a real estate fund has a balance of $76 and a limited partnership with a balance of $71. See footnote 3 to previous table for further information.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Expected Future Contributions and Benefit Payments

The following table summarizes the expected benefit payments for the Company's pension plans to be paid for the years indicated:

2023	$133
2024	136
2025	140
2026	142
2027	146
2028-2032	742
The Company expects that it will make a cash contribution of approximately $27 to the Plans in 2023.

Defined Contribution Plans

Certain of the Company’s subsidiaries sponsor defined contribution plans. The largest defined contribution plan is the Voya 401(k) Savings Plan (the "Savings Plan"). The assets of the Savings Plan are held in independently administered funds. Substantially all employees of the Company are eligible to participate, other than the Company’s agents. The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax basis. The Company matches such pretax contributions, up to a maximum of 6% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. These plans do not give rise to balance sheet provisions, other than relating to short-term timing differences included in Other liabilities. The amount of cost recognized for the defined contribution pension plans for the years ended December 31, 2022, 2021 and 2020 was $36, $36 and $37, respectively, and is recorded in Operating expenses in the Consolidated Statements of Operations.

16.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of AOCI as of the dates indicated:

	December 31,
	2022	2021		2020
Fixed maturities, net of impairment	$(3,294)	$3,196		$8,613
Derivatives(1)	125	79		76
DAC/VOBA adjustment on available-for-sale securities(2)	745	(768)	(3)	(2,071)
Premium deficiency reserve adjustment(2)	—	(14)		(460)
URR/Additional liability reserve adjustment (2)	(7)	6		(415)
Other	—	—		2
Unrealized capital gains (losses), before tax	(2,431)	2,499		5,745
Deferred income tax asset (liability)	634	(402)		(852)
Net unrealized capital gains (losses)	(1,797)	2,097		4,893
Pension and other postretirement benefits liability, net of tax	3	3		5
AOCI	$(1,794)	$2,100		$4,898
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of December 31, 2022, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $18.
(2) Upon adoption of ASU 2018-12 on January 1, 2023, the DAC/VOBA adjustments on available-for-sale securities, Premium deficiency reserve adjustment and URR adjustment on available-for-sale securities will be reversed as of the January 1, 2021 transition date and in subsequent periods.
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	December 31, 2022
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(6,568)		$1,379	$(5,189)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	78		(16)	62
DAC/VOBA	1,513	(1)	(318)	1,195
Premium deficiency reserve adjustment	14		(3)	11
URR adjustment	(12)		3	(9)
Change in unrealized gains (losses) on available-for-sale securities	(4,975)		1,045	(3,930)

Derivatives:
Derivatives	66	(2)	(14)	52
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(20)		4	(16)
Change in unrealized gains (losses) on derivatives	46		(10)	36

Change in Accumulated other comprehensive income (loss)	$(4,929)		$1,035	$(3,894)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2021
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,594)		$525	(4)	$(3,069)
Other	(3)		1		(2)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	(1,823)		383		(1,440)
DAC/VOBA	1,303	(1)(5)	(274)		1,029
Premium deficiency reserve adjustment	446	(5)	(94)		352
URR/Additional liability reserve adjustment	420	(5)	(88)		332
Change in unrealized gains (losses) on available-for-sale securities	(3,251)		453		(2,798)

Derivatives:
Derivatives	24	(2)	(5)		19
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(21)		4		(17)
Change in unrealized gains (losses) on derivatives	3		(1)		2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(2)	(3)	—		(2)
Change in pension and other postretirement benefits liability	(2)		—		(2)
Change in Accumulated other comprehensive income (loss)	$(3,250)		$452		$(2,798)
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.
(4) The tax effect of $756 is offset by a $(231) stranded tax benefit release from AOCI to continuing operations. See the Income Taxes Note to these Consolidated Financial Statements for additional information.
(5) In connection with the closing of the Individual Life Transaction on January 4, 2021, the Company released stranded AOCI and reversed unrealized capital gains (losses) on available-for-sale securities. As a result, these amounts include balances related to disposed entities reported as discontinued operations.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$3,072		$(645)	$2,427
Other	2		—	2
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	(4)		1	(3)
DAC/VOBA	(573)	(1)	120	(453)
Premium deficiency reserve adjustment	(211)		44	(167)
URR/Additional liability reserve adjustment	(230)		48	(182)
Change in unrealized gains (losses) on available-for-sale securities	2,056		(432)	1,624

Derivatives:
Derivatives	(45)	(2)	9	(36)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(24)		5	(19)
Change in unrealized gains (losses) on derivatives	(69)		14	(55)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(3)	(3)	1	(2)
Change in pension and other postretirement benefits liability	(3)		1	(2)
Change in Accumulated other comprehensive income (loss)	$1,984		$(417)	$1,567
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
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

17.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Current tax expense (benefit):
Federal	$(5)	$(463)	$(9)
State	(3)	19	—
Total current tax expense (benefit)	(8)	(444)	(9)
Deferred tax expense (benefit):
Federal	8	392	(12)
State	(5)	(46)	3
Total deferred tax expense (benefit)	3	346	(9)
Total income tax expense (benefit)	$(5)	$(98)	$(18)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Income (loss) before income taxes	$428	$2,777	$352
Tax Rate	21.0%	21.0%	21.0%
Income tax expense (benefit) at federal statutory rate	90	583	74
Tax effect of:
Valuation allowance	7	(521)	(26)
Dividends received deduction	(44)	(34)	(39)
State tax expense (benefit)	(16)	37	16
Noncontrolling interest	16	(161)	(33)
Tax credits	(63)	(14)	(11)
Nondeductible expenses	7	5	1
Other	(1)	7	—
Income tax expense (benefit)	$(5)	$(98)	$(18)
Effective tax rate	(1.2)%	(3.5)%	(5.1)%

Current Income Tax

The Company had a current income tax receivable/(payable) of $5 and $(23) as of December 31, 2022 and 2021, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities were as follows as of the dates indicated:

	December 31,
	2022	2021
Deferred tax assets
Federal and state loss carryforwards	$1,523	$1,542
Investments	30	102
Net unrealized investment losses	667	—
Compensation and benefits	179	240
Tax credits	110	39
Other assets	81	66
Total gross assets before valuation allowance	2,590	1,989
Less: Valuation allowance	70	63
Assets, net of valuation allowance	2,520	1,926

Deferred tax liabilities
Net unrealized investment gains	—	(687)
Insurance reserves	(107)	(46)
Deferred policy acquisition costs	(489)	(200)
Other liabilities	—	(7)
Total gross liabilities	(596)	(940)
Net deferred income tax asset (liability)	$1,924	$986

The following table sets forth the federal, state and credit carryforwards for tax purposes as of the dates indicated:

	December 31,
	2022		2021
Federal net operating loss carryforward	$6,816	(1)	$6,955
State net operating loss carryforward	2,069	(2)	1,893
Credit carryforward	110	(3)	40
(1) Approximately $3,890 of the net operating losses carryforwards ("NOL") not subject to expiration. $2,926 of the NOLs expire between 2025 and 2037.
(2) Approximately $332 of the NOLs not subject to expiration. $1,737 of the NOLs expire between 2022 and 2042.
(3) Includes credits claimed in 2022 related to tax years 2012 - 2017. Expires between 2032 and 2041.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. As of December 31, 2022 and 2021, the Company had a total valuation allowance of $70 and $63, respectively. As of December 31, 2022 and 2021, $193 and $186, respectively, of this valuation allowance was allocated to continuing operations, and $(123) and $(123) allocated to Other comprehensive income (loss) related to realized and unrealized capital losses, respectively.

Significant judgment is required to evaluate the need for a valuation allowance against DTAs. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of December 31, 2022, the Company had year-to-date losses on securities of $4,929 in Other comprehensive income primarily driven by increases in interest rates. The Company determined that the increase in unrealized losses on fixed income investments will be offset in future years by the ordinary income produced from these investments as they reach maturity. Additionally, operating income remained positive for the period and was largely consistent with the 2021 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs in 2022.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The valuation allowance as of December 31, 2022 of $70 was against certain historic state net operating losses that were below more likely than not to be utilized. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of these DTAs.

For the year ended December 31, 2021, the Company determined that positive evidence exceeded negative evidence that all of its federal and certain state DTAs would be realized. The Company recorded a valuation allowance release of $290, which was allocated to continuing operations. Additionally, due to the Individual Life Transaction, the Company recorded a release of $231 of a stranded tax benefit allocated to continuing operations from Accumulated other comprehensive income. The total release allocated to continuing operations was $521 in 2021.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits were as follows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$34	$33	$32
Additions (reductions) for tax positions related to current year	—	1	1
Additions (reductions) for tax positions related to prior years	(1)	—	—
Balance at end of period	$33	$34	$33

The Company had $1, $1, and $1 of unrecognized tax benefits as of December 31, 2022, 2021 and 2020, respectively, which would affect the Company's effective rate if recognized.

Interest and Penalties

The Company recognizes interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of gross accrued interest and penalties on the Company's Consolidated Balance Sheets as of December 31, 2022 and 2021 were immaterial. The Company recognized no gross interest (benefit) related to unrecognized tax in its Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020.

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

Tax Legislative Matters

In August 2022, the Inflation Reduction Act ("IRA of 2022") was signed into law creating the corporate alternative minimum tax ("CAMT"). The IRS has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. The Company is uncertain as to whether it will qualify for the CAMT and will continue to evaluate the applicability as more guidance is provided.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

18.    Financing Agreements

Short-term Debt

As of December 31, 2022 and 2021, the Company had $141 and $1, respectively, of short-term borrowings outstanding consisting entirely of the current portion of long-term debt.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of December 31, 2022 and 2021:

	Issuer	Maturity	2022	2021
3.65% Senior Notes, due 2026(2)(3)	Voya Financial, Inc.	06/15/2026	$445	$445
5.7% Senior Notes, due 2043(2)(3)	Voya Financial, Inc.	07/15/2043	396	395
4.8% Senior Notes, due 2046(2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048(4)	Voya Financial, Inc.	01/23/2048	336	345
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053(4)	Voya Financial, Inc.	05/15/2053	388	740
7.25% Voya Holdings Inc. debentures, due 2023(1)	Voya Holdings Inc.	08/15/2023	140	140
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	2	3
Subtotal			2,235	2,596
Less: Current portion of long-term debt			141	1
Total			$2,094	$2,595
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.
(4) See the Junior Subordinated Notes section below.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

The aggregate amounts of future principal payments of long-term debt issued by the Company at December 31, 2022 for the next five years and thereafter are $141 in 2023, $1 in 2024, $1 in 2025, $586 in 2026, $13 in 2027 and $1,512 thereafter.

The aggregate amounts of future principal payments of long-term debt issued by Voya Financial, Inc. at December 31, 2022 for the next five years and thereafter are $0 in 2023, $0 in 2024, $0 in 2025, $446 in 2026, $0 in 2027 and $1,434 thereafter.

Loss on Debt Extinguishment

The Company incurred a loss on debt extinguishment of $3 and $31 for the years ended December 31, 2022 and 2021, respectively, which was recorded in Interest expense in the Consolidated Statements of Operations. The Company did not incur any loss on debt extinguishment during the year ended December 31, 2020. See Senior Notes and Junior Subordinated Notes below for additional detail on debt extinguishment.

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

Junior Subordinated Notes

Outstanding junior subordinated notes were as follows as of December 31, 2022:

Issuer	Issue Date	Interest Rate(1)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date(2)			Final Maturity Date		Face Value
Voya Financial, Inc.	05/16/2013	5.65%	05/15/2023	LIBOR	+	3.58%	05/15/2053	(3)	$393
Voya Financial, Inc.	01/23/2018	4.70%	01/23/2028	LIBOR	+	2.084%	01/23/2048	(4)	$340
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

During the year ended December 31, 2022, the Company repurchased $357 and $10 par value of its 5.65% Fixed-to-Floating Rate Junior Subordinated Note, due 2053 and 4.7% Fixed-to-Floating Rate Junior Subordinated Note, due 2048, respectively, on the open market.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2022 and 2021, the outstanding principal amount of the Aetna Notes was $358. As of December 31, 2022 and 2021, the amount of collateral required to avoid the payment of a fee to ING Group was $358. As of December 31, 2022 and 2021, the collateral balance was $367 and $362, respectively.

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

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the years ended 2022, 2021 and 2020 were $2, $2 and $29, respectively.

The following table outlines the Company's credit facilities as of December 31, 2022:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.	Unsecured	Committed	11/01/2024	$500	$—	$500
Voya Financial, Inc.	Unsecured	Committed	04/07/2025	200	163	37
Total				$700	$163	$537

Senior Unsecured Credit Facility

As of December 31, 2022, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 of committed capacity for issuing letters of credit and the full $500 may be utilized for direct borrowings. As of December 31, 2022, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $6.15 billion, which may increase upon any future equity issuances by the Company.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

19.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2030. The Company also currently has finance leases with service contracts.

During the years ended December 31, 2022 and 2021, the Company recorded an impairment of $5 and $17, respectively, on its right-of-use assets associated with leased office space, which is included in Operating expenses in the Consolidated Statements of Operations.

For the years ended December 31, 2022, 2021 and 2020, rent expense for leases was $21, $28 and $35, respectively and payments under the finance lease were $21, $21 and $22 respectively. The future net minimum payments under non-cancelable leases are as follows as of December 31, 2022:

	Operating Leases	Finance Leases
2023	$30	$19
2024	28	—
2025	19	—
2026	13	—
2027	11
Thereafter	19	—
Total undiscounted lease payments	120	19
Less: Imputed interest	(2)	—
Total Lease liabilities	$118	$19

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

As of December 31, 2022, the Company had off-balance sheet commitments to acquire mortgage loans of $62 and purchase limited partnerships and private placement investments of $944, of which $358 related to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed on the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Consolidated Balance Sheets, to be less than $1 as of December 31, 2022 and 2021. The Company has also recorded an asset, in Other assets on the Consolidated Balance Sheets of $11 and $12 as of December 31, 2022 and 2021, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The fair value of restricted assets were as follows as of December 31, 2022 and 2021:

	2022	2021
Fixed maturity collateral pledged to FHLB(1)	$1,791	$1,881
FHLB restricted stock(2)	67	78
Other fixed maturities-state deposits	38	46
Cash and cash equivalents	27	31
Securities pledged(3)	1,162	1,198
Total restricted assets	$3,085	$3,234
(1)Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(2)Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $907 and $969 as of December 31, 2022 and 2021, respectively. In addition, as of December 31, 2022 and 2021, the Company delivered securities as collateral of $142 and $124 and repurchase agreements of $113 and $105, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston, and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2022 and 2021, the Company had $1,279 and $1,461, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, assets with a market value of approximately $1,791 and $1,881, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25.

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

As of December 31, 2022, approximately $126 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $288 and $317 as of December 31, 2022 and 2021, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 7 CLOs as of December 31, 2022 and 2021.
Limited Partnerships ("LPs")

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 10 and 11 funds, which were structured as partnerships, as of December 31, 2022 and 2021, respectively. Two funds were deconsolidated as a result of their liquidation as of December 31, 2022 and one additional

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

fund was consolidated during the year ended December 31, 2022 with impacts reflected within the Limited partnerships/corporations, at fair value, Cash and cash equivalents, Other assets, and Other liabilities within the CIEs sections of the Company's Consolidated Balance Sheets, the Net investment income and Other expense within the CIEs sections of the Company's Consolidated Statements of Operations during the year ended December 31, 2022.

The noncontrolling interest related to these partnerships decreased from $1,568 at December 31, 2021 to $1,482 at December 31, 2022. Changes in market value, consolidations, deconsolidations, contributions and distributions related to these investments in partnerships directly impacts the noncontrolling interest component of Shareholders' Equity on the Company's Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by unfavorable market depreciation in limited partnership investments, partially offset by an increase in net contributions and consolidation of one additional fund. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

Registered Investment Companies

The Company did not consolidate any sponsored investment funds accounted for as VOEs as of December 31, 2022 and 2021.

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	December 31, 2022	December 31, 2021
Assets
VIEs
Cash and cash equivalents	$88	$171
Corporate loans, at fair value using the fair value option	1,293	1,111
Limited partnerships/corporations, at fair value	2,802	2,469
Other assets	21	28
Total VIE assets	4,204	3,779
Total assets of consolidated investment entities	$4,204	$3,779

Liabilities and Shareholders' Equity
VIEs
CLO notes, at fair value using the fair value option	$1,234	$880
Other liabilities	1,200	1,013
Total VIE liabilities	2,434	1,893
Total liabilities of consolidated investment entities	2,434	1,893

Noncontrolling interest	1,482	1,568
Total VIE shareholders' equity	1,482	1,568
Total liabilities and shareholders' equity of consolidated investment entities	$3,916	$3,461

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2023 and 2030, paying interest at LIBOR, SOFR, EURIBOR or PRIME plus a spread of up to 10.0%. As of December 31, 2022 and 2021, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $85 and $8, respectively. Less than 1.0% of the collateral assets were in default as of December 31, 2022 and 2021.

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

CLO notes: The CLO notes are backed by a diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR, SOFR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 8.8% for the more subordinated tranches. CLO notes mature in 2026 and 2034, and have a weighted average maturity of 11 years as of December 31, 2022. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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
•Discount Margin (spread over LIBOR/SOFR): An increase (decrease) in the discount margin used to value the CLO investments and CLO notes would decrease (increase) the value of the CLO investments and CLO notes.

Private Equity Funds

The unit of account for private equity funds is the interest in the investee fund. The Company owns an undivided interest in the fund portfolio and does not have the ability to dispose of individual assets and liabilities in the fund portfolio. Rather, the Company would be required to redeem or dispose of its entire interest in the investee fund. There is no current active market for interests in underlying private equity funds.

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

As of December 31, 2022 and 2021, certain private equity funds maintained term loans and revolving lines of credit of $1,366 and $1,214, respectively. The term loans mature in ten to twenty-two months, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at LIBOR/EURIBOR/SOFR plus 155 - 200 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

December 31, 2022 and 2021, outstanding borrowings amount to $1,143 and $697, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2022:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$88	$—	$—	$—	$88
Corporate loans, at fair value using the fair value option	—	1,293	—	—	1,293
Limited partnerships/corporations, at fair value	—	—	—	2,802	2,802
Total assets, at fair value	$88	$1,293	$—	$2,802	$4,183
Liabilities
CLO notes, at fair value using the fair value option	$—	$1,234	$—	$—	$1,234
Total liabilities, at fair value	$—	$1,234	$—	$—	$1,234

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2021:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$171	$—	$—	$—	$171
Corporate loans, at fair value using the fair value option	—	1,111	—	—	1,111
Limited partnerships/corporations, at fair value	—	—	—	2,469	2,469
Total assets, at fair value	$171	$1,111	$—	$2,469	$3,751
Liabilities
CLO notes, at fair value using the fair value option	$—	$880	$—	$—	$880
Total liabilities, at fair value	$—	$880	$—	$—	$880

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the years ended December 31, 2022 and 2021, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company had two deconsolidations for the year ended December 31, 2022 as a result of funds liquidation. The Company had no deconsolidations for the year ended December 31, 2021. For deconsolidated investment entities, the Company continues to serve as the general partner and/or investment manager until such entities are fully liquidated.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of December 31, 2022 and December 31, 2021, the Company held $364 and $415 ownership interests, respectively, in unconsolidated CLOs, which also represent the Company's maximum exposure to loss.

LPs

As of December 31, 2022 and December 31, 2021, the Company held $1,781 and $1,739 ownership interests, respectively, in unconsolidated limited partnerships, which also represent the Company's maximum exposure to loss.

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value is reflected in Net gains (losses) in the Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment. Refer to the Investments (excluding Consolidated Investment Entities) Note to these Consolidated Financial Statements for details regarding the carrying amounts and classifications of these assets.

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

The Company includes in Corporate the following corporate and business activities:
•corporate operations, corporate level assets and financial obligations; financing and interest expenses; dividend payments made to preferred shareholders; stranded costs and other items not allocated or directly related to the Company's segments, including items such as expenses related to organizational restructurings, certain expenses and liabilities of employee benefit plans, certain adjustments to short-term and long-term incentive accruals and intercompany eliminations;
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
•Net guaranteed benefit gains (losses), which are significantly influenced by economic and market conditions and are not indicative of normal operations, include changes in the fair value of derivatives related to guaranteed benefits, net of related reserve increases (decreases) and net of related amortization of DAC, VOBA and sales inducements, less the estimated cost of these benefits. The estimated cost, which is reflected in Adjusted operating earnings before income taxes, reflects the expected cost of these benefits if markets perform in line with the Company's long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from Adjusted operating earnings before income taxes, including the impacts related to changes in the Company's nonperformance spread;
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
•Income (loss) attributable to noncontrolling interests, which represents the interest of shareholders, other than those of the Company, in the gains and (losses) of consolidated entities, such as Allianz's stake in the results of VIM Holdings

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

LLC (referred to as redeemable noncontrolling interest or Allianz noncontrolling interest) or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled;
•Dividend payments made to preferred shareholders are included as reductions to reflect the Adjusted operating earnings before income taxes that are available to common shareholders;
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$707	$1,110	$443
Health Solutions	291	204	204
Investment Management	186	239	197
Corporate	(215)	(261)	(349)
Total including Allianz noncontrolling interest	969	1,292	495
Less: Earnings (loss) attributable to Allianz noncontrolling interest	25	—	—
Total	$944	$1,292	$495

Adjustments:
Net investment gains (losses) and related charges and adjustments	(161)	(20)	22
Net guaranteed benefit gains (losses) and related charges and adjustments	(23)	(1)	22
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(141)	812	(342)
Income (loss) attributable to noncontrolling interests	(77)	761	157
Income (loss) related to early extinguishment of debt	(3)	(31)	—
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	5	33	2
Dividend payments made to preferred shareholders	36	36	36
Other	(151)	(105)	(41)
Total adjustments to income (loss) from continuing operations	(516)	1,485	(144)

Income (loss) from continuing operations before income taxes	$428	$2,777	$352
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•Revenues attributable to noncontrolling interests represents the interests of shareholders, other than those of the Company, in consolidated entities. Revenues attributable to noncontrolling interest represents such shareholders' interests in the revenues of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled; and
•Other adjustments to Total revenues primarily reflect fee income earned by the Company's broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in the Company's segments’ operating revenues, other items where the income is passed on to third parties and the elimination of intercompany investment expenses included in Adjusted operating revenues.

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Adjusted operating revenues by segment:
Wealth Solutions	$2,772	$3,238	$2,717
Health Solutions	2,582	2,395	2,155
Investment Management	756	783	702
Corporate	67	100	21
Total	$6,176	$6,516	$5,595

Adjustments:
Net investment gains (losses) and related charges and adjustments	(186)	(138)	13
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(23)	(1)	22
Revenues related to businesses exited or to be exited through reinsurance or divestment	(132)	(3,368)	1,494
Revenues attributable to noncontrolling interests	(33)	809	215
Other adjustments	121	413	310
Total adjustments to revenues	(254)	(2,286)	2,054

Total revenues	$5,922	$4,230	$7,649
Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Investment management intersegment revenues	$91	$92	$110

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	December 31, 2022	December 31, 2021
Wealth Solutions	$114,024	$137,544
Health Solutions	2,712	3,002
Investment Management	1,611	1,226
Corporate	25,392	26,025
Total assets, before consolidation(1)	143,739	167,797
Consolidation of investment entities	3,914	3,465
Total assets	$147,652	$171,262
(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

Voya Financial, Inc.
Schedule I

Summary of Investments Other than Investments in Affiliates
As of December 31, 2022
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. Treasuries	$590	$581	$581
U.S. Government agencies and authorities	58	59	59
State, municipalities, and political subdivisions	978	845	845
U.S. corporate public securities	9,343	8,201	8,201
U.S. corporate private securities	5,087	4,692	4,692
Foreign corporate public securities and foreign governments(1)	3,343	2,949	2,949
Foreign corporate private securities(1)	3,254	3,034	3,034
Residential mortgage-backed securities	4,230	3,977	3,977
Commercial mortgage-backed securities	4,466	3,883	3,883
Other asset-backed securities	2,307	2,136	2,136
Total fixed maturities, including securities pledged	33,656	30,357	30,357
Equity securities	336	336	336
Short-term investments	356	356	356
Mortgage loans on real estate	5,445	5,149	5,427
Policy loans	363	363	363
Limited partnerships/corporations	1,781	1,781	1,781
Derivatives	38	422	422
Other investments	68	68	68
Total investments	$42,043	$38,832	$39,110
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Balance Sheets
December 31, 2022 and 2021
(In millions, except share and per share data)

	As of December 31,
	2022	2021
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $6 as of 2022 and $12 as of 2021)	$6	$12
Short-term investments	—	18
Limited partnerships/corporations	9	9
Derivatives	14	5
Investments in subsidiaries	5,454	9,487
Total investments	5,483	9,531
Cash and cash equivalents	209	202
Short-term investments under securities loan agreements, including collateral delivered	6	11
Loans to subsidiaries and affiliates	89	123
Due from subsidiaries and affiliates	15	61
Deferred income taxes	909	875
Other assets	12	4
Total assets	$6,723	$10,807

Liabilities:
Payables under securities loan and repurchase agreements, including collateral held	$—	$10
Short-term debt	195	130
Long-term debt	1,862	2,222
Derivatives	14	4
Other liabilities	125	131
Total liabilities	$2,196	$2,497

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2022 and 2021)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 97,789,852 and 108,987,650 shares issued as of 2022 and 2021, respectively; 97,186,970 and 107,758,376 shares outstanding as of 2022 and 2021, respectively)	1	1
Treasury stock (at cost; 602,882 and 1,229,274 shares as of 2022 and 2021, respectively)	(39)	(80)
Additional paid-in capital	6,643	7,542
Accumulated other comprehensive income (loss)	(1,794)	2,100
Retained earnings (deficit):
Unappropriated	(284)	(1,253)
Total Voya Financial, Inc. shareholders' equity	4,527	8,310
Total liabilities and shareholders' equity	$6,723	$10,807
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Operations
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Net investment income	$12	$5	$8
Net gains (losses)	(52)	29	24
Other revenue	18	—	—
Total revenues	(22)	34	32

Expenses:
Interest expense	114	159	136
Operating expenses	30	5	8
Total expenses	144	164	144
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(166)	(130)	(112)
Income tax expense (benefit)	(86)	(717)	(24)
Net income (loss) before equity in earnings (losses) of subsidiaries	(80)	587	(88)
Equity in earnings (losses) of subsidiaries, net of tax	590	1,539	(118)
Net income (loss) available to Voya Financial, Inc.	510	2,126	(206)
Less: Preferred stock dividends	36	36	36
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$474	$2,090	$(242)
The accompanying notes are an integral part of this Condensed Financial Information.

Condensed Financial Information of Parent
Statements of Comprehensive Income
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss) available to Voya Financial, Inc.	$510	$2,126	$(206)
Other comprehensive income (loss), after tax	(3,894)	(2,798)	1,567
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(3,384)	$(672)	$1,361
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss) available to Voya Financial, Inc.	$510	$2,126	$(206)
Adjustments to reconcile Net income (loss) available to Voya Financial, Inc. to Net cash used in operating activities:
Equity in (earnings) losses of subsidiaries	(590)	(1,539)	118
Dividends from subsidiaries	502	198	—
Deferred income tax expense (benefit)	(35)	(515)	15
Loss related to early extinguishment of debt	—	31	—
Net gains (losses)	52	(29)	(24)
Share-based compensation	22	9	9
Change in:
Other receivables and asset accruals	(21)	8	(67)
Due from subsidiaries and affiliates	46	(42)	(17)
Due to subsidiaries and affiliates	—	—	(4)
Other payables and accruals	(10)	(295)	374
Other, net	7	4	2
Net cash provided/(used) in operating activities	483	(44)	200

Cash Flows from Investing Activities:
Proceeds from Resolution sale	—	694	—
Proceeds from sale of interest in wholly owned subsidiary	—	80	—
Proceeds from the sale, maturity, disposal or redemption of fixed maturities	22	38	—
Acquisition of:
Fixed maturities	(16)	(45)	—
Short-term investments, net	18	(18)	—
Derivatives, net	(37)	26	20
Maturity (issuance) of short-term intercompany loans, net	34	56	(16)
Return of capital contributions and dividends from subsidiaries	708	1,435	294
Capital contributions to subsidiaries	—	(49)	(441)
Collateral received (delivered), net	(5)	10	—
Other, net	—	81	—
Net cash provided/(used) in investing activities	724	2,308	(143)
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows (Continued)
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Financing Activities:
Repayment of debt with maturities of more than three months	(366)	(482)	—
Net proceeds from (repayments of) short-term loans to subsidiaries	65	(523)	584
Proceeds from issuance of common stock, net	7	4	4
Share-based compensation	(40)	(44)	(17)
Common stock acquired - Share repurchase	(750)	(1,113)	(516)
Dividends paid on common stock	(80)	(80)	(76)
Dividends paid on preferred stock	(36)	(36)	(36)
Net cash used in financing activities	(1,200)	(2,274)	(57)
Net increase (decrease) in cash and cash equivalents	7	(10)	—
Cash and cash equivalents, beginning of period	202	212	212
Cash and cash equivalents, end of period	$209	$202	$212

Supplemental cash flow information:
Income taxes paid (received), net	$14	$—	$(112)
Interest paid	111	130	132
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

The following table summarizes the carrying value of Voya Financial, Inc.'s loans to subsidiaries for the periods indicated:

			As of December 31,
Subsidiaries	Rate	Maturity Date	2022	2021
Voya Institutional Plan Services, LLC	3.83%	01/03/2023	$31	$19
Voya Custom Investments, LLC	1.10%	01/12/2022	—	15
Voya Capital	1.04%	01/03/2022	—	39
Voya Investment Management, LLC	4.46%	01/13/2023	11	50
Voya Services Company	3.83%	01/03/2023	47	—
Total			$89	$123

Interest income earned on loans to subsidiaries was $5, $3 and $4 for the years ended December 31, 2022, 2021 and 2020, respectively. Interest income is included in Net investment income in the Condensed Statements of Operations.

3.    Financing Agreements

Debt Securities

The following table summarizes Voya Financial, Inc.'s short-term debt borrowings for the periods indicated:

	As of December 31,
	2022	2021
Intercompany financing - Subsidiaries	$195	$130
Total	$195	$130

Intercompany financing

Under the reciprocal loan agreements with subsidiaries, interest is charged at the prevailing market interest rate for similar third-party borrowings for securities.

As of December 31, 2022 and 2021, Voya Financial, Inc. was in compliance with its debt covenants. See Financing Agreements Note to the Consolidated Financial Statements for further information regarding long-term debt and the five-year maturities of long-term debt.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

Credit Facilities

Voya Financial, Inc. uses credit facilities to provide collateral required primarily under its affiliated reinsurance transactions with captive insurance subsidiaries. As of December 31, 2022, unsecured and committed facilities totaled $700. Of the aggregate $700 capacity available, Voya Financial, Inc. utilized $163 in credit facilities outstanding as of December 31, 2022. Total fees associated with credit facilities in 2022, 2021 and 2020 totaled $2, $2 and $28, respectively.

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

There were no assets or liabilities recognized by Voya Financial, Inc. as of December 31, 2022 and 2021 in relation to these intercompany indemnifications, guarantees or support agreements. As of December 31, 2022 and 2021, no circumstances existed in which Voya Financial, Inc. was required to currently perform under these arrangements.

4.    Returns of Capital and Dividends

Voya Financial, Inc. received returns of capital and dividends from the following subsidiaries for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Voya Holdings Inc.	$1,210	$1,659	$294
Security Life of Denver Insurance Company	—	54	—
Voya Financial Holdings I, LLC	—	16	—
Voya Special Investments, Inc.	—	125	—
Total(1)	$1,210	$1,854	$294
(1) The year ended December 31, 2021 included $221 of non-cash activities.

On February 7, 2023, Voya Financial, Inc. received a $402 dividend from Voya Holdings, Inc.

5.    Income Taxes

As of December 31, 2022 and 2021, Voya Financial, Inc. held deferred tax assets related to loss and credit carryforwards, some of which have not been realized by its subsidiaries but have been reimbursed to the subsidiaries by Voya Financial, Inc. pursuant to the intercompany tax sharing agreement. The total deferred tax assets were primarily comprised of federal net operating loss, state net operating loss and credit carryforwards.

Valuation allowances have been applied to a portion of the state deferred tax assets as of December 31, 2022 and 2021. Character, amount and estimated expiration date of the carryforwards and the related allowances are disclosed in the Income Taxes Note to the Consolidated Financial Statements.

As of December 31, 2022 and 2021, Voya Financial, Inc. has recognized deferred tax assets of $909 and $875, respectively, primarily related to federal net operating loss carryforwards.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2022 and 2021, Voya Financial, Inc. had a current income tax receivable/(payable) of $9 and $(13), respectively.

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

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
As of December 31, 2022 and 2021
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Contract Owner Account Balances	Unearned Premiums(1)
2022
Wealth Solutions	$1,878	$35,812	$—
Health Solutions	197	2,271	—	*
Investment Management	—	—	—
Corporate	747	14,490	—
Total	$2,822	$52,573	$—
2021
Wealth Solutions	$430	$35,465	$—
Health Solutions	152	2,247	—	*
Investment Management	—	—	—
Corporate	796	15,046	—
Total	$1,378	$52,758	$—
(1) Represents unearned premiums associated with short-duration products of the Company's accident and health business.
*Less than $1

Supplementary Insurance Information
Years Ended December 31, 2022, 2021 and 2020
(In millions)

Segment	Net Investment Income (1)(2)	Premiums and Fee Income (1)(2)	Interest Credited and Other Benefits to Contract Owners	Amortization of DAC and VOBA	Other Operating Expenses(1)(2)	Premiums Written (Excluding Life)
2022
Wealth Solutions	$2,029	$993	$770	$110	$1,193	$—
Health Solutions	134	2,454	1,691	30	577	1,849
Investment Management	9	745	—	—	689	—
Corporate	109	(36)	112	47	83	—
Total	$2,281	$4,156	$2,573	$187	$2,542	$1,849
2021
Wealth Solutions	$2,543	$(149)	$(262)	$80	$1,396	$—
Health Solutions	165	2,236	1,674	25	496	1,695
Investment Management	(19)	703	—	—	632	—
Corporate	85	(4,317)	(3,575)	690	62	—
Total	$2,774	$(1,527)	$(2,163)	$795	$2,586	$1,695
2020
Wealth Solutions	$2,213	$921	$1,101	$211	$1,421	$—
Health Solutions	115	2,047	1,487	20	443	1,510
Investment Management	8	659	—	5	584	—
Corporate	573	815	1,513	116	206	—
Total	$2,909	$4,442	$4,101	$352	$2,654	$1,510
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

Voya Financial, Inc.
Schedule IV

Reinsurance
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Gross	Ceded	Assumed	Net	Percentage of Assumed to Net
2022
Life insurance in force	$610,227	$368,598	$5,644	$247,273	2.3%

Premiums:
Life insurance	$1,198	$589	$24	$633	3.8%
Accident and health insurance	2,018	255	—	1,763	—%
Annuity contracts	43	15	1	29	3.4%
Total premiums	$3,259	$859	$25	$2,425	1.0%

2021
Life insurance in force	$605,845	$392,412	$6,587	$220,020	3.0%

Premiums:
Life insurance	$1,179	$3,651	$26	$(2,446)	(1.1)%
Accident and health insurance	1,803	202	—	1,601	—%
Annuity contracts	59	2,568	—	(2,509)	—%
Total premiums	$3,041	$6,421	$26	$(3,354)	(0.8)%

2020
Life insurance in force	$631,986	$226,972	$7,405	$412,419	1.8%

Premiums:
Life insurance	$1,204	$323	$29	$910	3.2%
Accident and health insurance	1,617	188	1	1,430	0.1%
Annuity contracts	76	1	1	76	1.3%
Total premiums	$2,897	$512	$31	$2,416	1.3%

Voya Financial, Inc.
Schedule V

Valuation and Qualifying Accounts
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Balance at January 1,		Charged to Costs and Expenses		Write-offs/ Payments/ Other	Balance at December 31,
2022
Valuation allowance on deferred tax assets	$63		$7	(1)	$—	$70
Allowance for credit losses on mortgage loans on real estate(2)	15		3		—	18
Allowance for credit losses on available-for-sale fixed maturity securities(2)	58		11		(57)	12
Allowance for credit losses on reinsurance recoverable	28		18		—	46
Allowance for credit losses on deposit asset	—		4		—	4
2021
Valuation allowance on deferred tax assets	$353		$(521)		$231	$63
Allowance for credit losses on mortgage loans on real estate(2)	89		(60)		(14)	15
Allowance for credit losses on available-for-sale fixed maturity securities(2)	26		33		$(1)	58
Allowance for credit losses on reinsurance recoverable	18		10		—	28
2020
Valuation allowance on deferred tax assets	$379		$(26)		$—	$353
Allowance for credit losses on mortgage loans on real estate	16	(3)	76		(3)	89
Allowance for credit losses on available-for-sale fixed maturity securities	—		26		—	26
Allowance for credit losses on reinsurance recoverable	17	(3)	1		—	18
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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic filings with the Securities and Exchange Commission ("SEC") is made known to them in a timely manner.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 pertaining to financial reporting in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, Voya Financial, Inc. has maintained effective internal control over financial reporting as of December 31, 2022.

Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting for 2022 did not include the internal controls of the AllianzGI Transferred Business, which was acquired on July 25, 2022. The AllianzGI Transferred Business, which is included in the 2022 Consolidated Financial Statements of the Company, constituted 2% of total revenues for the year ended December 31, 2022.

Attestation Report of the Company's Registered Public Accounting Firm

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued their attestation report on management's internal control over financial reporting which is set forth below.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Voya Financial, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Voya Financial, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Voya Financial, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the investment advisory business acquired from Allianz Global Investors U.S. LLC on July 25, 2022, which is included in the 2022 (consolidated) financial statements of the Company and constituted 2% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Allianz Global Investors U.S. LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Voya Financial, Inc. as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedules and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Antonio, Texas
February 24, 2023

Item 9B.        Other Information

On February 22, 2023, the Company entered into an amendment of the warrant agreement to permit warrant holders to elect a calculation period of either 30 or 45 trading days as an alternative to the 10-trading day calculation period provided in the warrant agreement.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2022, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

(shares in millions)	2019 Omnibus Plan(2)	2014 Omnibus Plan	2013 Omnibus Plan
Authorized for issuance	12.0	17.8	7.7
Issued and reserved for issuance of outstanding:
RSUs	2.1	5.8	3.1
PSU awards (1)	2.1	5.2	2.0
Stock options	—	3.7	2.3
Shares available for issuance	7.8	3.1	0.3
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

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference to the definitive Proxy Statement relating to the Company's 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
2.1
Master Transaction Agreement by and among Voya Financial, Inc., VA Capital Company LLC and Athene Holding Ltd., Dated as of December 20, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on December 21, 2017)

2.2
Master Transaction Agreement by and between Voya Financial, Inc., and Resolution Life U.S. Holdings Inc. dated as of December 18, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2020)

2.3
Combination Agreement by and among Voya Financial, Inc., Voya Investment Management LLC, Allianz SE, Allianz Global Investors U.S. LLC, and VIM Holdings LLC, dated as of June 13, 2022 (incorporated by reference to exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 4, 2022)

2.4
Amended and Restated Agreement and Plan of Merger entered into by and among Benefitfocus, Inc., Voya Financial, Inc. and Origami Squirrel Acquisition Corp dated as of December 19, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on December 19, 2022)

3.1
Amended and Restated Certificate of Incorporation of Voya Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-196883) filed on June 18, 2014)

3.2
Amended and Restated By-Laws of Voya Financial, Inc. effective October 27, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on October 27, 2022)

3.3
Certificate of Designations with respect to the Series A Preferred Stock of the Company, dated September 12, 2018 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-35897 filed on September 12, 2018)

3.4
Certificate of Designations with respect to the Series B Preferred Stock of the Company, dated June 17, 2019 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-A (File No. 001-35897) filed June 17, 2019)

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

Exhibit No.	Description of Exhibit
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

Exhibit No.	Description of Exhibit
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
10.55**
Master Agreement for Outsourced Services between Voya Services Company and Cognizant Worldwide Limited dated as of July 31, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 1, 2017)

10.56+
Form of Chief Executive Officer 2020 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 6, 2020)

10.57+
Form of Executive Officer 2020 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 6, 2020)

10.58+
Form of 2020 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 6, 2020)

10.59
Amended and Restated Limited Liability Company Agreement of VIM Holdings LLC dated as of July 25, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed August 4, 2022)

10.60+*	Offer Letter to Heather Lavallee, dated December 21, 2022
10.61+*	Amended and Restated Employment Agreement of Rodney O. Martin, Jr. dated as of July 6, 2022
10.62*	Amendment No. 3 to Warrant Agreement, dated as of February 22, 2023, among Voya Financial, Inc., Computershare Inc. and Computershare Trust Company, N.A.
21.1*	List of Subsidiaries of Voya Financial, Inc.
23.1*	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Donald C. Templin, Chief Financial Officer
32.1*	Section 1350 Certification of Rodney O. Martin, Chief Executive Officer
32.2*	Section 1350 Certification of Donald C. Templin, Chief Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

February 24, 2023		Voya Financial, Inc.
(Date)		(Registrant)

	By: /s/	Donald C. Templin
Donald C. Templin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature below constitutes and appoints Heather H. Lavallee, Donald C. Templin, and My Chi To as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By: /s/	Heather H. Lavallee	Chief Executive Officer (Principal Executive Officer)	February 24, 2023
Heather H. Lavallee

By: /s/	Rodney O. Martin, Jr.	Executive Chairman	February 24, 2023
Rodney O. Martin, Jr.

By: /s/	Lynne Biggar	Director	February 24, 2023
Lynne Biggar

By: /s/	Yvette Butler	Director	February 24, 2023
Yvette Butler

By: /s/	Jane P. Chwick	Director	February 24, 2023
Jane P. Chwick

By: /s/	Kathleen DeRose	Director	February 24, 2023
Kathleen DeRose

By: /s/	Ruth Ann M. Gillis	Director	February 24, 2023
Ruth Ann M. Gillis

By: /s/	Aylwin Lewis	Director	February 24, 2023
Aylwin Lewis

By: /s/	Byron H. Pollitt, Jr.	Director	February 24, 2023
Byron H. Pollitt, Jr.

By: /s/	Joseph V. Tripodi	Director	February 24, 2023
Joseph V. Tripodi

By: /s/	David Zwiener	Director	February 24, 2023
David Zwiener

By: /s/	Donald. C. Templin	Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Donald. C. Templin

By: /s/	Tony D. Oh	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 24, 2023
Tony D. Oh

