Form 10-Q
period 2023-03-31
Voya Financial, Inc.
filed 2023-05-04
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 28, 2023, 98,270,292 shares of Common Stock, 0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended March 31, 2023

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, such as those relating to Federal taxation, state insurance regulations and NAIC regulations and guidelines, (xi) changes in the policies of governments and/or regulatory authorities, and (xii) our ability to successfully manage the separation of the Individual Life business that we sold to Resolution Life US on January 4, 2021, including the transition services on the expected timeline and economic terms. (xiii) our ability to realize the expected financial and other benefits from various acquisitions, including the transaction with Allianz Global Investors U.S. LLC and Benefitfocus, Inc. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties" in the Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-35897) (the "Annual Report on Form 10-K") and in this Quarterly Report on Form 10-Q.
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	March 31, 2023	December 31, 2022
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $29,534 as of 2023 and $30,202 as of 2022; net of allowance for credit losses of $12 as of 2023 and 2022)	$27,018	$27,044
Fixed maturities, at fair value using the fair value option	2,224	2,151
Equity securities, at fair value	308	336
Short-term investments	33	356
Mortgage loans on real estate, (net of allowance for credit losses of $17 as of 2023 and $18 as of 2022)	5,329	5,427
Policy loans	359	363
Limited partnerships/corporations	1,794	1,781
Derivatives	342	422
Other investments	70	68
Securities pledged (amortized cost of $1,347 as of 2023 and $1,303 as of 2022)	1,226	1,162
Total investments	38,703	39,110
Cash and cash equivalents	724	919
Short-term investments under securities loan agreements, including collateral delivered	1,246	1,179
Accrued investment income	445	425
Premium receivable and reinsurance recoverable, (net of allowance for credit losses of $29 as of 2023 and $32 as of 2022)	12,438	12,426
Deferred policy acquisition costs and Value of business acquired	2,333	2,363
Deferred income taxes	2,122	2,223
Goodwill	646	327
Other intangibles, net	905	631
Other assets (net of allowance for credit losses of $1 as of 2023 and $1 as of 2022)	2,644	2,625
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	3,009	2,802
Cash and cash equivalents	100	88
Corporate loans, at fair value using the fair value option	1,232	1,293
Other assets	92	21
Assets held in separate accounts	84,569	80,174
Total assets	$151,208	$146,606

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	March 31, 2023	December 31, 2022

Liabilities:
Future policy benefits	$9,784	$9,719
Contract owner account balances	41,709	42,455
Payables under securities loan and repurchase agreements, including collateral held	1,328	1,302
Short-term debt	143	141
Long-term debt	2,094	2,094
Derivatives	376	389
Other liabilities	2,974	2,901
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,256	1,234
Other liabilities	1,288	1,200
Liabilities related to separate accounts	84,569	80,174
Total liabilities	$145,521	$141,609

Commitments and Contingencies (Note 15)

Mezzanine equity:
Redeemable noncontrolling interest	$166	$166

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2023 and 2022 respectively)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 99,302,325 and 97,789,852 shares issued as of 2023 and 2022, respectively; 98,180,167 and 97,186,970 shares outstanding as of 2023 and 2022, respectively)	1	1
Treasury stock (at cost; 1,122,158 and 602,882 shares as of 2023 and 2022, respectively)	(77)	(39)
Additional paid-in capital	6,693	6,643
Accumulated other comprehensive income (loss)	(2,545)	(3,055)
Retained earnings (deficit):
Unappropriated	(118)	(201)
Total Voya Financial, Inc. shareholders' equity	3,954	3,349
Noncontrolling interest	1,567	1,482
Total shareholders' equity	5,521	4,831
Total liabilities, mezzanine equity and shareholders' equity	$151,208	$146,606

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Net investment income	$545	$630
Fee income	464	433
Premiums	685	608
Net gains (losses)	(16)	(288)
Other revenue	78	40
Income (loss) related to CIEs:
Net investment income	79	83
Total revenues	1,835	1,506
Benefits and expenses:
Policyholder benefits	510	411
Interest credited to contract owner account balances	241	233
Operating expenses	836	632
Net amortization of Deferred policy acquisition costs and Value of business acquired	59	62
Interest expense	32	40
Operating expenses related to CIEs:
Interest expense	16	6
Total benefits and expenses	1,694	1,384
Income (loss) before income taxes	141	122
Income tax expense (benefit)	12	11
Net income (loss)	129	111
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	46	43
Net income (loss) available to Voya Financial, Inc.	83	68
Less: Preferred stock dividends	14	14
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$69	$54

Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$0.70	$0.51
Diluted	$0.63	$0.46

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$129	$111
Other comprehensive income (loss), before tax:
Change in current discount rate	2	104
Unrealized gains (losses) on securities	643	(2,593)
Other comprehensive income (loss), before tax	645	(2,489)
Income tax expense (benefit) related to items of other comprehensive income (loss)	135	(522)
Other comprehensive income (loss), after tax	510	(1,967)
Comprehensive income (loss)	639	(1,856)
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	46	43
Comprehensive income (loss) attributable to Voya Financial, Inc.	$593	$(1,899)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2023 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2023	$1	$(39)	$6,643	$(3,055)	$(201)	$3,349	$1,482	$4,831	$166
Comprehensive income (loss):
Net income (loss)	—	—	—	—	83	83	44	127	2
Other comprehensive income (loss), after tax	—	—	—	510	—	510	—	510	—
Total comprehensive income (loss)						593	44	637	2
Dividends on preferred stock	—	—	(14)	—	—	(14)	—	(14)	—
Dividends on common stock	—	—	(20)	—	—	(20)	—	(20)	—
Share-based compensation	—	(38)	84	—	—	46	—	46	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	41	41	(2)
Balance as of March 31, 2023	$1	$(77)	$6,693	$(2,545)	$(118)	$3,954	$1,567	$5,521	$166

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2022 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Unappropriated
Balance as of January 1, 2022	$1	$(80)	$7,542	$1,807	$(1,170)	$8,100	$1,568	$9,668
Comprehensive income (loss):
Net income (loss)	—	—	—	—	68	68	43	111
Other comprehensive income (loss), after tax	—	—	—	(1,967)	—	(1,967)	—	(1,967)
Total comprehensive income (loss)						(1,899)	43	(1,856)
Common stock issuance	—	—	2	—	—	2	—	2
Common stock acquired - Share repurchase	—	(445)	(55)	—	—	(500)	—	(500)
Dividends on preferred stock	—	—	(14)	—	—	(14)	—	(14)
Dividends on common stock	—	—	(21)	—	—	(21)	—	(21)
Share-based compensation	—	(40)	50	—	—	10	—	10
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	(105)	(105)
Balance as of March 31, 2022	$1	$(565)	$7,504	$(160)	$(1,102)	$5,678	$1,506	$7,184

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net cash provided by operating activities	$156	$362
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,979	1,897
Equity securities	28	—
Mortgage loans on real estate	175	204
Limited partnerships/corporations	32	59
Acquisition of:
Fixed maturities	(1,293)	(2,183)
Equity securities	(25)	—
Mortgage loans on real estate	(76)	(112)
Limited partnerships/corporations	(44)	(115)
Short-term investments, net	323	40
Derivatives, net	2	(4)
Sales from CIEs	205	449
Purchases within CIEs	(300)	(651)
Collateral received (delivered), net	(43)	(22)
Receipts on deposit asset contracts	72	30
Payments for business acquisitions, net of cash acquired	(534)	(2)
Other, net	(29)	7
Net cash provided by (used in) investing activities	472	(403)
Cash Flows from Financing Activities:
Deposits received for investment contracts	730	1,212
Maturities and withdrawals from investment contracts	(1,594)	(1,024)
Repayments of long-term debt. including current maturities	(5)	(194)
Borrowings of CIEs	103	441
Repayments of borrowings of CIEs	(39)	(60)
Contributions from (distributions to) participants in CIEs, net	66	(202)
Proceeds from issuance of common stock, net	—	2
Common stock acquired - Share repurchase	—	(500)
Dividends paid on preferred stock	(14)	(14)
Dividends paid on common stock	(20)	(21)
Other, net	(38)	(47)
Net cash provided by (used in) financing activities	(811)	(407)
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	(183)	(448)
Cash and cash equivalents, including cash in CIEs, beginning of period	1,007	1,573
Cash and cash equivalents, including cash in CIEs, end of period	$824	$1,125
	March 31, 2023	December 31, 2022
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents	$724	$919
Cash and cash equivalents in CIEs	100	88
Total cash and cash equivalents, including cash in CIEs	$824	$1,007

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. and its subsidiaries (collectively, the "Company") is a financial services organization in the United States that offers a broad range of retirement services, investment management services, mutual funds, group insurance and supplemental health products. Products and services are provided by the Company through three segments: Wealth Solutions, Health Solutions and Investment Management. Activities not directly related to the Company's segments and certain run-off activities that are not meaningful to the Company's business strategy are included within Corporate. See the Segments Note to these Condensed Consolidated Financial Statements.

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

Under the terms of the AllianzGI Agreement, AllianzGI transferred to VIM Holdings the rights to certain assets and liabilities related to specified investment teams and strategies and the associated assets under management (the “AllianzGI Transferred Business”). The Company transferred all of the limited liability company interests in Voya IM to VIM Holdings and in exchange, received a 76% economic stake in VIM Holdings. Pursuant to the Amended and Restated Limited Liability Company Agreement of VIM Holdings entered into at the closing date (“A&R VIM Holdings Operating Agreement”), the Company now holds, indirectly, a 76% economic stake in VIM Holdings and Allianz holds, indirectly, a 24% economic stake in VIM Holdings. In accordance with the A&R VIM Holdings Operating Agreement, the Company has full operational control of VIM Holdings, Voya IM and the transferred assets and investment teams.

The AllianzGI Agreement was executed for noncash consideration and accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the transaction. The 24% economic stake in VIM Holdings shares is reflected on the Condensed Consolidated Balance Sheets under Redeemable noncontrolling interests within Mezzanine equity.

On November 1, 2022, Voya Investment Management Alternative Assets, LLC (“VIMAA”), one of the Company’s indirect subsidiaries, acquired all of the issued and outstanding equity interests of Czech Asset Management, L.P., a private credit asset manager dedicated to the U.S. middle market pursuant to a sales and purchase agreement (“SPA”) entered into on August 1, 2022 with Czech Management GP, LLC, and Czech Holdings, LLC. The purchase consideration for the acquisition included cash paid upon close and contingent consideration that is based on revenues that will be earned during the earnout period and capital raised in the underlying funds and is subject to conditions as defined in the SPA. The acquisition expands VIMAA's private and leveraged credit business.

On January 24, 2023, the Company acquired all outstanding shares of Benefitfocus, Inc. (“Benefitfocus”), a Delaware corporation, pursuant to an agreement and plan of merger (the “Merger Agreement”) entered into on November 1, 2022. The acquisition expands the Company’s capacity to meet the growing demand for comprehensive benefits and savings solutions and increases its ability to deliver innovative solutions for employers and health plans. The total purchase consideration in the acquisition was $595, of which $583 was paid in cash ($558 paid by the Company and $25 of the cash acquired was used to fund the transaction). Net assets acquired as part of this transaction included cash of $49, goodwill of $319, intangible assets of $275, deferred tax assets of $45 and assumed lease liabilities of $91. This represents the best estimate of fair value of net assets acquired at the transaction date and will continue to be revised during the remeasurement period as further information becomes available. Intangible assets primarily include customer relationships of $190 with a useful life of 15 years, and software of $70 with a useful life of 5 years. The estimated amortization expense of the acquired intangible assets for the next five years is approximately $29 annually. The revenues, expenses, assets and liabilities of the business acquired are reported in the Health Solutions segment.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Benefitfocus revenue primarily consists of software subscriptions and services, which include access to and usage of cloud-based benefits software, software implementation and support services, and distribution services. Such revenue is generally recognized over time and is recorded in Other revenue in the Condensed Consolidated Statements of Operation.

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

The accompanying Condensed Consolidated Financial Statements are unaudited and reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.
Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on Net income (loss) or Total shareholders’ equity.

As a result of the modified retrospective adoption methodology for Accounting Standards Update ("ASU") 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts ("ASU 2018-12"), adjustments have been made to the December 31, 2022 audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Certain of these adjustments are included below in the Adoption of New Pronouncements - Long-Duration Contracts section, in accordance with the transition disclosure requirements of ASU 2018-12, and are unaudited. These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Significant Accounting Policies

Effective January 1, 2023, the Company adopted ASU 2018-12, as amended. As a result, the Company made changes to the following significant accounting policies:

Estimates and Assumptions

Upon adoption of ASU 2018-12, deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") were no longer considered significant estimates by the Company, as the amortization methodology is no longer subject to a significant degree of variability and does not require a high degree of judgment.

Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization. Capitalized costs are incremental, direct costs of contract acquisition and certain other costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in-force business acquired and is subject to amortization. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

DAC/VOBA amortization is recorded in Net amortization of Deferred policy acquisition costs and Value of business acquired in the Condensed Consolidated Statements of Operations.

Amortization Methodologies
The Company amortizes DAC/VOBA related to certain traditional life insurance contracts, certain accident and health insurance contracts, and deferred annuity contracts on a constant level basis over the expected term of the related contracts. Contracts are grouped for amortization purposes by product or market type and issue year cohort using assumptions on a basis consistent with those used in estimating the associated liability or other related balance, where applicable.

The principal assumption deemed critical to the DAC/VOBA amortization is the estimated contract term, which incorporates mortality and persistency, and represents management’s best estimate of future outcome. The Company periodically reviews this assumption against actual experience and, based on additional information that becomes available, updates the assumption. Changes in contract term estimates are reflected prospectively in amortization expense as of the beginning of the reporting period in which the change is made.

VOBA is subject to recoverability testing; DAC is not. The Company performs testing to assess the recoverability of VOBA on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If VOBA is not deemed recoverable, charges will be applied against the VOBA balance before an additional reserve is established.

Future Policy Benefits

Future Policy Benefits
The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations, including estimates of unpaid claims and claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date.
•Reserves for long-duration traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums.
•Reserves for payout contracts with life contingencies are equal to the present value of future payments.

Principal assumptions used to establish liabilities for future policy benefits include interest rate, mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, inflation, and benefit utilization. Other than interest rate assumptions, these assumptions are based on Company experience and periodically reviewed against industry standards. The Company reviews these assumptions at least annually and updates them if necessary. In addition to assumption updates, the Company adjusts reserves for actual experience in the period in which the experience occurs. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations. Remeasurements of the reserves as a result of assumption updates and adjustments for actual experience are recognized in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Interest rates used in discounting the reserves are based on an upper-medium grade (low-credit-risk) fixed-income instrument yield derived from observable market data. A 30-year forward rate is used for periods beyond the last observable market point. Reserves are remeasured quarterly to reflect changes in the discount rate, with the resulting change recorded in Accumulated other comprehensive income ("AOCI"). Locked-in interest rates used to determine interest accretion on reserves for new contracts sold after January 1, 2021 are based on the upper-medium grade (low-credit-risk) fixed-income instrument yield applicable at the time the business was issued. Locked-in interest accretion rates for contracts in-force as of the January 1, 2021 transition date for ASU 2018-12 are based on the locked-in interest rates in effect for those contracts immediately before the transition date. Interest accretion is recorded in Policyholder benefits on the Condensed Consolidated Statements of Operations.

Product Guarantees and Additional Reserves
The Company calculates additional reserve liabilities for certain universal life-type products and certain variable annuity guaranteed benefits and variable funding products. The Company periodically evaluates its estimates and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

assumptions should be revised. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations.
Universal and Variable Universal Life: The Company establishes additional reserves on universal life ("UL") and variable universal life ("VUL") contracts, primarily related to secondary guarantees and paid-up guarantees, for the portion of contract assessments received in early years that will be used to compensate the Company for benefits provided in later years. These reserves are calculated by estimating the expected value of benefits payable and recognizing those benefits ratably over the accumulation period based on total expected assessments, using interest rates consistent with the underlying contracts' interest crediting rates. Included are contracts where the Company contractually guaranteed a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse ("no lapse guarantee"), and other provisions that would produce expected gains from the insurance benefit function followed by losses from that function in later years. Additional reserves for UL and VUL contracts are recorded in Future policy benefits on the Condensed Consolidated Balance Sheets.

Stabilizer and MCG: Guaranteed credited rates give rise to an embedded derivative in the stabilizer ("Stabilizer") products and a stand-alone derivative for managed custody guarantee products ("MCG"). These derivatives are measured at estimated fair value and recorded in Contract owner account balances. Changes in estimated fair value, that are not related to attributed fees collected or payments made, are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.

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

The liabilities for the Stabilizer embedded derivative and the MCG stand-alone derivative include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for the Stabilizer embedded derivative and the MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk").

Reinsurance

The Company utilizes reinsurance agreements in most aspects of its insurance business to reduce its exposure to large losses. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured.

For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk. The Company reviews contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. The assumptions used to account for both long and short-duration reinsurance agreements are consistent with those used for the underlying contracts, with the exception of the interest accretion rate on reinsurance recoverable assets associated with in-force business reinsured. Ceded Future policy benefits and Contract owner account balances are reported gross on the Condensed Consolidated Balance Sheets.

Long-duration: For reinsurance of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid and benefits received related to the underlying contracts is included in the expected net cost of reinsurance, which is recorded in Premiums receivable and reinsurance recoverable or Other liabilities, as appropriate, on the Condensed Consolidated Balance Sheets.

Short-duration: For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid are recorded as ceded premiums and ceded unearned premiums and are reflected as a component of Premiums in

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

the Condensed Consolidated Statements of Operations and Other assets on the Condensed Consolidated Balance Sheets, respectively. Ceded unearned premiums are amortized through premiums over the remaining contract period in proportion to the amount of protection provided.

For retroactive reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid in excess of the related insurance liabilities ceded are recognized immediately as a loss. Any gains on such retroactive agreements are deferred in Other liabilities and amortized over the remaining life of the underlying contracts.

Accounting for reinsurance requires use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company reviews assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance at least annually and updates them if necessary. In addition to the assumption updates, the Company adjusts these assets or liabilities for actual experience in the period in which the experience occurs. The Company also evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers.

Reinsurance recoverable balances are reported net of the allowance for credit losses on the Company’s Condensed Consolidated Balance Sheets. Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of capital market factors, counterparty financial information and ratings, and reinsurance agreement-specific risk characteristics such as collateral type, collateral size, and covenant strength.

The allowance for credit losses is a valuation account that is deducted from the reinsurance recoverable balance to present the net amount expected to be collected on the reinsurance recoverable. The change in the allowance for credit losses is recorded in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Current reinsurance recoverable balances deemed probable of recovery and payable balances under reinsurance agreements are included in Premium receivable and reinsurance recoverable and Other liabilities, respectively. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Condensed Consolidated Balance Sheets if a right of offset exists within the reinsurance agreement. Premiums, Fee income and Policyholder benefits are reported net of reinsurance ceded.

The Company has entered into coinsurance funds withheld reinsurance arrangements that contain embedded derivatives for which carrying value is estimated based on the change in the fair value of the assets supporting the funds withheld payable under the agreements.

Significant accounting policies that were unchanged from those included in the Company’s December 31, 2022 Annual Report on Form 10-K as a result of the adoption of ASU 2018-12 have not been repeated. These policies include Internal Replacements, Contract Owner Account Balances, and Separate Accounts.

Adoption of New Pronouncements

Long-Duration Contracts

The following section provides a description of the Company's adoption of ASU 2018-12 issued by the Financial Accounting Standards Board ("FASB") and the impact of the adoption on the Company's financial statements:

This standard, issued in August 2018, changes the measurement and disclosures of insurance liabilities and DAC for long-duration contracts issued by insurers. In addition to expanded disclosures, the standard’s requirements include:
•Annual review and, if necessary, update of cash flow assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited payment insurance contracts, measured on a retrospective catch-up basis and recognized in the period the update is made. The rate used is required to be updated quarterly, with related changes in the liability recorded in AOCI.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

•Fair value measurement of contract guarantee features qualifying as Market Risk Benefits (“MRB”), with changes in fair value recognized in the Statement of Operations. Changes in the instrument-specific credit risk will be recorded in AOCI.
•Amortization of DAC on a constant level basis over the expected term of the contracts, without reference to revenue or profitability. An accounting election may be made to apply the DAC requirements to VOBA.
•Insurance entities may make an accounting policy election to exclude contracts from application of the requirements in ASU 2018-12 when those contracts have been derecognized because of a sale or disposal of a legal entity before the effective date of ASU 2018-12.

The Company adopted ASU 2018-12 on January 1, 2023, on a modified retrospective basis for the liability for future policy benefits and DAC and on a full retrospective basis for MRBs. The January 1, 2021 transition impact increased Total shareholders’ equity. This increase was primarily driven by the removal of DAC/VOBA and Premium deficiency reserve adjustment balances, and partially offset by the impact of remeasurement of Future policy benefits and Reinsurance recoverable using the discount rate at January 1, 2021. Total shareholders’ equity was also impacted by the establishment of MRB liabilities related to guaranteed minimum benefits on certain deferred annuity contracts. The Company elected the option to exclude contracts reported as discontinued operations in 2021.

Disclosures and post-transition comparative information have been restated to conform to the requirements of ASU 2018-12.

The following tables provide additional information related to the transition adjustments:

	DAC		VOBA
	Wealth Solutions Deferred and Individual Annuities	Businesses Exited (1)
Balance, December 31, 2020	$119	$1,186	$70
Adjustment for removal of related balances in AOCI	571	104	635
Balance, January 1, 2021	$690	$1,290	$705

	Liability for Future Policy Benefits
	Health Solutions Group (2)	Health Solutions Voluntary (3)	Businesses Exited (1)
Balance, December 31, 2020	$822	$188	$5,448
Adjustment for reversal of related balances in AOCI	—	—	(386)
Adjustment for loss contracts under the modified retrospective approach	7	3	3
Effect of remeasurement of liability at current discount rate	118	83	1,362
Balance, January 1, 2021	$947	$274	$6,427
(1) Includes long duration retail individual life and annuity business exited via reinsurance
(2) Includes long duration employee-sponsored group life and health products
(3) Includes long duration employee-paid whole life products

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on transition adjustments, net of tax, related to the adoption of ASU 2018-12 for retained earnings and AOCI to arrive at the opening balances as of January 1, 2021:

Total Shareholders' equity December 31, 2020	$11,178
AOCI
Reversal of AOCI adjustments	1,328
Effect of remeasurement of liability at current discount rate	(1,065)
Total AOCI adjustments	$263

Retained Earnings
Establishment of MRBs	$(132)
Other adjustments	27
Total Retained earnings	$(105)
Total adjustment for the adoption of ASU 2018-12	$158
Total Shareholders' equity January 1, 2021	$11,336

The following table provides a description of the Company’s adoption of other new ASUs issued by the FASB and the impact of adoption on the Company’s financial statements:

Standard	Description of Requirements	Effective Date and Transition Provisions	Effect on the Financial Statements or Other Significant Matters
ASU 2022-02, Troubled Debt Restructurings ("TDRs") and Vintage Disclosures	This standard, issued in March 2022, eliminates the accounting guidance on troubled debt restructurings for creditors, requires enhanced disclosures for creditors about loan modifications when a borrower is experiencing financial difficulty, and requires public business entities to include current-period gross write-offs in the vintage disclosure tables.	January 1, 2023 on a prospective basis.
Adoption of the ASU did not have an impact on the Company's financial condition, results of operations, or cash flows.

Required disclosure changes have been
included in the Investments (excluding Consolidated Investment Entities) Note to these Condensed Consolidated Financial Statements.

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
The Company has elected to apply the expedient provided in ASU 2020-04 for qualifying contract modifications. To date, adoption of the guidance has not had a material impact on the Company’s financial condition and results of operations. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships as transition progresses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

The following table provides a description of future adoptions of new accounting standards that may have an impact on the Company's financial statements when adopted:

Standard	Description of Requirements	Effective Date and Transition Provisions	Effect on the Financial Statements or Other Significant Matters
ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	This standard, issued in June 2022, clarifies that contractual restrictions on equity security sales are not considered part of the security unit of account and, therefore, are not considered in measuring fair value. In addition, the restrictions cannot be recognized and measured as separate units of account. Disclosures on such restrictions are also required.	The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and are required to be applied prospectively, with any adjustments from the adoption recognized in earnings and disclosed.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2022-03.

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2023:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$428	$15	$11	$—	$432	$—
U.S. Government agencies and authorities	54	4	1	—	57	—
State, municipalities and political subdivisions	949	2	98	—	853	—
U.S. corporate public securities	9,132	156	998	—	8,290	—
U.S. corporate private securities	5,088	32	340	—	4,780	—
Foreign corporate public securities and foreign governments(1)	3,259	38	331	—	2,957	9
Foreign corporate private securities(1)	3,151	14	171	—	2,992	2
Residential mortgage-backed securities	4,190	40	257	4	3,977	—
Commercial mortgage-backed securities	4,415	1	574	—	3,842	—
Other asset-backed securities	2,439	7	157	—	2,288	1
Total fixed maturities, including securities pledged	33,105	309	2,938	4	30,468	12
Less: Securities pledged	1,347	—	121	—	1,226	—
Total fixed maturities	$31,758	$309	$2,817	$4	$29,242	$12
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2022:

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
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2023, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$679	$676
After one year through five years	4,276	4,086
After five years through ten years	4,206	4,014
After ten years	12,900	11,585
Mortgage-backed securities	8,605	7,819
Other asset-backed securities	2,439	2,288
Fixed maturities, including securities pledged	$33,105	$30,468

As of March 31, 2023 and December 31, 2022, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2023
Communications	$1,184	$27	$101	$1,110
Financial	4,008	48	425	3,631
Industrial and other companies	8,136	60	748	7,448
Energy	1,987	55	127	1,915
Utilities	3,648	40	286	3,402
Transportation	1,115	5	100	1,020
Total	$20,078	$235	$1,787	$18,526

December 31, 2022
Communications	$1,156	$16	$130	$1,042
Financial	4,153	31	491	3,693
Industrial and other companies	8,379	26	953	7,452
Energy	1,979	39	160	1,858
Utilities	3,664	21	355	3,330
Transportation	1,165	2	128	1,039
Total	$20,496	$135	$2,217	$18,414

The Company invests in various categories of collateralized mortgage obligations (CMOs), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2023 and December 31, 2022, approximately 45.2% and 41.6%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of March 31, 2023 and December 31, 2022, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of March 31, 2023, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $113 and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets. As of December 31, 2022, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $113. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Pledged

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of March 31, 2023 and December 31, 2022, the fair value of loaned securities was $976 and $907, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2023 and December 31, 2022, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $879 and $807, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, liabilities to return collateral of $879 and $807, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2023 and December 31, 2022, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $125 and $135, respectively.

The following table presents borrowings under securities lending transactions by asset class as of the dates indicated:

	March 31, 2023	December 31, 2022
U.S. Treasuries	$7	$53
U.S. corporate public securities	700	604
Foreign corporate public securities and foreign governments	297	285
Payables under securities loan agreements	$1,004	$942

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

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the periods presented:

	Three Months Ended March 31, 2023
	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$9	$2	$1	$12
Reductions for securities sold during the period	(2)	—	—	(2)
Increase (decrease) on securities with allowance recorded in previous period	2	—	—	2
Balance as of March 31	$9	$2	$1	$12

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

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of March 31, 2023:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$106	$1	10	$47	$10	13	$153	$11	23
U.S. Government agencies and authorities	—	—	—	3	1	1	3	1	1
State, municipalities and political subdivisions	573	44	206	209	54	82	782	98	288
U.S. corporate public securities	3,181	220	558	2,864	778	733	6,045	998	1,291
U.S. corporate private securities	2,268	113	243	1,552	227	152	3,820	340	395
Foreign corporate public securities and foreign governments	1,185	76	205	1,008	255	230	2,193	331	435
Foreign corporate private securities	1,834	75	138	793	96	68	2,627	171	206
Residential mortgage-backed	782	43	329	964	214	447	1,746	257	776
Commercial mortgage-backed	1,346	141	213	2,410	433	438	3,756	574	651
Other asset-backed	554	26	138	1,532	131	399	2,086	157	537
Total	$11,829	$739	2,040	$11,382	$2,199	2,563	$23,211	$2,938	4,603

The Company concluded that an allowance for credit losses was unnecessary for these securities because the unrealized losses are interest rate related.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of December 31, 2022:

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

Based on the Company's quarterly evaluation of its securities in an unrealized loss position, described below, the Company concluded that these securities were not impaired as of March 31, 2023. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $543 from $3,481 to $2,938 for the three months ended March 31, 2023. The decrease in unrealized losses was driven by lower interest rates across the yield curve.

As of March 31, 2023, $41 of the total $2,938 of gross unrealized losses were from 68 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's intent impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2023			2022
	Impairment		No. of Securities	Impairment	No. of Securities
Residential mortgage-backed	—	*	2	7	13
Total	$—	*	2	$7	13
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

Debt Restructuring

Upon the adoption of ASU 2022-02 as of January 1, 2023, the Company no longer identifies certain debt modifications as troubled debt restructuring, but instead evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three months ended March 31, 2023, the Company had no debt modifications that require such disclosure.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of March 31, 2023 and December 31, 2022, respectively.

	As of March 31, 2023
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2023	$58	$—	$—	$—	$—	$58
2022	246	337	64	—	—	647
2021	236	246	253	—	—	735
2020	150	169	14	10	—	343
2019	225	93	29	—	—	347
2018	161	40	3	—	—	204
2017 and prior	2,509	477	26	—	—	3,012
Total	$3,585	$1,362	$389	$10	$—	$5,346

	As of December 31, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$250	$320	$65	$—	$—	$635
2021	240	272	255	10	—	777
2020	119	209	25	10	—	363
2019	227	94	29	—	—	350
2018	163	41	2	—	—	206
2017 and prior	2,606	482	26	—	—	3,114
Total	$3,605	$1,418	$402	$20	$—	$5,445

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of March 31, 2023 and December 31, 2022, respectively.

	As of March 31, 2023
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2023	$51	$7	$—	$—	$58
2022	278	96	187	86	647
2021	265	26	113	331	735
2020	242	27	5	69	343
2019	220	45	75	7	347
2018	122	26	56	—	204
2017 and prior	2,091	446	226	249	3,012
Total	$3,269	$673	$662	$742	$5,346
*No commercial mortgage loans were secured by land or construction loans

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2022
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2022	$331	$100	$181	$23	$635
2021	273	33	269	202	777
2020	259	11	11	82	363
2019	222	54	67	7	350
2018	128	27	51	—	206
2017 and prior	2,172	454	226	262	3,114
Total	$3,385	$679	$805	$576	$5,445
*No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of March 31, 2023 and December 31, 2022, respectively.

	As of March 31, 2023
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2023	$20	$—	$4	$—	$—	$31	$3	$—	$—	$58
2022	140	129	48	99	114	93	4	1	19	647
2021	98	63	131	145	112	127	9	48	2	735
2020	74	161	17	16	12	40	—	7	16	343
2019	57	105	10	76	46	5	14	13	21	347
2018	50	61	54	9	14	10	—	6	—	204
2017 and prior	767	602	748	222	210	242	49	147	25	3,012
Total	$1,206	$1,121	$1,012	$567	$508	$548	$79	$222	$83	$5,346

	As of December 31, 2022
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2022	$140	$129	$48	$98	$114	$82	$4	$1	$19	$635
2021	99	72	134	143	112	138	9	48	22	777
2020	74	170	18	16	12	39	—	7	27	363
2019	58	106	10	77	46	5	14	13	21	350
2018	50	62	55	10	14	10	—	5	—	206
2017 and prior	777	623	759	248	227	257	49	149	25	3,114
Total	$1,198	$1,162	$1,024	$592	$525	$531	$76	$223	$114	$5,445

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of March 31, 2023 and December 31, 2022, respectively.

	As of March 31, 2023
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$15	$3	$20	$20	$—	$—	$—	$58
2022	79	265	249	34	10	10	—	647
2021	37	165	381	125	—	18	9	735
2020	58	60	82	143	—	—	—	343
2019	45	85	164	40	13	—	—	347
2018	37	83	55	12	—	17	—	204
2017 and prior	858	742	639	500	68	154	51	3,012
Total	$1,129	$1,403	$1,590	$874	$91	$199	$60	$5,346

	As of December 31, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$79	$255	$247	$34	$10	$10	$—	$635
2021	37	168	420	125	—	18	9	777
2020	58	61	93	151	—	—	—	363
2019	46	85	165	40	14	—	—	350
2018	37	84	56	12	—	17	—	206
2017 and prior	888	757	679	513	69	156	52	3,114
Total	$1,145	$1,410	$1,660	$875	$93	$201	$61	$5,445

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2023	December 31, 2022
Allowance for credit losses, beginning of period	$18	$15
Credit losses on mortgage loans for which credit losses were not previously recorded	—	3
Increase (decrease) on mortgage loans with allowance recorded in previous period	(1)	—
Provision for expected credit losses	17	18
Write-offs	—	—
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, end of period	$17	$18

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents past due commercial mortgage loans as of the dates indicated:

	March 31, 2023	December 31, 2022
Delinquency:
Current	$5,346	$5,445
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$5,346	$5,445

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of March 31, 2023, and December 31, 2022, the Company had no commercial mortgage loan in non-accrual status. There was no interest income recognized on loans in non-accrual status for the three months ended March 31, 2023 and year ended December 31, 2022.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Fixed maturities	$458	$479
Equity securities	7	4
Mortgage loans on real estate	61	59
Policy loans	6	6
Short-term investments and cash equivalents	9	1
Limited partnerships and other	22	96
Gross investment income	563	645
Less: Investment expenses	18	15
Net investment income	$545	$630

As of March 31, 2023, the Company had $12 of investments in fixed maturities that did not produce net investment income. As of December 31, 2022, the Company had $11 investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.

Net Gains (Losses)

Net gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related impairment of investments. Net gains (losses) are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Net gains (losses) also include changes in fair value of equity securities. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Fixed maturities, available-for-sale, including securities pledged	$1	$(73)
Fixed maturities, at fair value option	36	(305)
Equity securities, at fair value	(2)	(8)
Derivatives	(54)	94
Embedded derivatives - fixed maturities	1	(4)
Other derivatives, net	—	5
Standalone derivatives	—	1
Managed custody guarantees	3	(3)
Mortgage Loans	—	4
Other investments	(1)	1
Net gains (losses)	$(16)	$(288)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Proceeds on sales	$1,306	$1,249
Gross gains	20	15
Gross losses	25	32

3.    Derivative Financial Instruments

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2023			December 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Foreign exchange contracts	$88	$—	$—	$81	$—	$6
Cash flow hedges:
Interest rate contracts	22	—	—	22	—	—
Foreign exchange contracts	745	59	2	718	71	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	16,564	276	367	18,304	341	376
Foreign exchange contracts	185	3	1	160	9	2
Equity contracts	268	4	2	248	1	1
Credit contracts	188	—	4	174	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	N/A	4	—	N/A	3	—
Within reinsurance agreements(4)	N/A	72	49	N/A	95	46
Managed custody guarantees(3)	N/A	—	3	N/A	—	6
Total		$418	$428		$520	$441
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
(2) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(3) Included in Contract owner account balances on the Condensed Consolidated Balance Sheets.
(4) Included in Other liabilities, other assets and Premium receivable and reinsurance recoverable on the Condensed Consolidated Balance Sheets.
N/A - Not applicable

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of March 31, 2023 and December 31, 2022.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	March 31, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$188	$—	$4
Equity contracts	220	4	1
Foreign exchange contracts	1,018	62	3
Interest rate contracts	13,458	276	365
		342	373
Counterparty netting(1)		(241)	(241)
Cash collateral netting(1)		(92)	(126)
Securities collateral netting(1)		(6)	(2)
Net receivables/payables		$3	$4
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

As of March 31, 2023, the Company held $96 and pledged $126 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2022, the Company held $56 and pledged $79 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2023, the Company delivered $137 of securities and held $7 of securities as collateral. As of December 31, 2022, the Company delivered $142 of securities and held $7 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended March 31,
	2023		2022
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains/(losses)	Net investment income	Net investment income and Net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$(12)	$(1)	$7
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3	—	3

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended March 31,
	2023		2022
	Net investment income	Net gains/(losses)	Net investment income	Net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$545	$(16)	$630	$(288)
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	2	—	(2)
Derivatives designated as hedging instruments(1)	—	(1)	—	2
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	—	3	—
(1) For the three months ended March 31, 2023, $1 of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earning. For the three months ended March 31, 2022, an immaterial portion of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earning.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) on Derivative	Three Months Ended March 31,
		2023	2022
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$(56)	$100
Foreign exchange contracts	Net gains (losses)	1	(1)
Equity contracts	Net gains (losses)	3	(8)
Credit contracts	Net gains (losses)	(1)	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	1	(4)
Within reinsurance agreements(1)	Policyholder benefits	(26)	92
Managed custody guarantees	Net gains (losses)	3	(3)
Total		$(75)	$176
(1) For the three months ended March 31, 2023, the amount excludes immaterial gains (losses) from standalone derivatives that were recognized in Net gains (losses). For the three months ended March 31, 2022, the amount excluded gains (losses) of $1, respectively, from standalone derivatives recognized in Net gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2023:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$373	$59		$—	$432
U.S. Government agencies and authorities	—	56		1	57
State, municipalities and political subdivisions	—	853		—	853
U.S. corporate public securities	—	8,269		21	8,290
U.S. corporate private securities	—	2,980		1,800	4,780
Foreign corporate public securities and foreign governments(1)	—	2,957		—	2,957
Foreign corporate private securities(1)	—	2,551		441	2,992
Residential mortgage-backed securities	—	3,921		56	3,977
Commercial mortgage-backed securities	—	3,842		—	3,842
Other asset-backed securities	—	2,211		77	2,288
Total fixed maturities, including securities pledged	373	27,699		2,396	30,468
Equity securities	116	—		192	308
Derivatives:
Interest rate contracts	3	273		—	276
Foreign exchange contracts	—	62		—	62
Equity contracts	—	4		—	4
Embedded derivative on reinsurance	—	72		—	72
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,982	21		—	2,003
Assets held in separate accounts	78,617	5,603		349	84,569
Total assets	$81,091	$33,734		$2,937	$117,762
Percentage of Level to total	69%	29%		2%	100%
Liabilities:
Contingent consideration	$—	$—		$112	$112
Stabilizer and MCGs	—	—		3	3
Derivatives:
Interest rate contracts	1	366		—	367
Foreign exchange contracts	—	3		—	3
Equity contracts	1	1		—	2
Credit contracts	—	4		—	4
Embedded derivative on reinsurance	—	(9)	(2)	58	49
Total liabilities	$2	$365		$173	$540
(1) Primarily U.S. dollar denominated.
(2) The Company classifies the embedded derivative within liabilities given the underlying nature of the balance and the right-of-offset.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$433	$148		$—	$581
U.S. Government agencies and authorities	—	58		1	59
State, municipalities and political subdivisions	—	845		—	845
U.S. corporate public securities	—	8,181		20	8,201
U.S. corporate private securities	—	2,891		1,801	4,692
Foreign corporate public securities and foreign governments(1)	—	2,946		3	2,949
Foreign corporate private securities(1)	—	2,602		432	3,034
Residential mortgage-backed securities	—	3,949		28	3,977
Commercial mortgage-backed securities	—	3,883		—	3,883
Other asset-backed securities	—	2,072		64	2,136
Total fixed maturities, including securities pledged	433	27,575		2,349	30,357
Equity securities	140	—		196	336
Derivatives:
Interest rate contracts	2	339		—	341
Foreign exchange contracts	—	80		—	80
Equity contracts	—	1		—	1
Embedded derivative on reinsurance	—	95		—	95
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,430	24		—	2,454
Assets held in separate accounts	74,600	5,227		347	80,174
Total assets	$77,605	$33,341		$2,892	$113,838
Percentage of Level to total	68%	29%		3%	100%
Liabilities:
Contingent consideration	$—	$—		$112	$112
Stabilizer and MCGs	—	—		6	6
Derivatives:
Interest rate contracts	3	373		—	376
Foreign exchange contracts	—	10		—	10
Equity contracts	—	1		—	1
Credit contracts	—	2		—	2
Embedded derivative on reinsurance	—	(12)	(2)	58	46
Total liabilities	$3	$374		$176	$553
(1) Primarily U.S. dollar denominated.
(2) The Company classifies the embedded derivative within liabilities given the underlying nature of the balance and the right-of-offset.

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

Contingent consideration: The fair value of the contingent consideration liability associated with the Company’s acquisitions uses unobservable inputs and as such are reported as Level 3. Unobservable inputs include projected revenues, duration of earnouts and other metrics as well as discount rate. Changes in the fair value of the contingent consideration are recorded in Operating expenses in the Company’s Condensed Consolidated Statements of Operations.

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

The discount rate used to determine the fair value of the Company's Stabilizer embedded derivative liabilities and the stand-alone derivative for MCG includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). The nonperformance risk adjustment incorporates a blend of observable, similarly rated peer holding company credit spreads, adjusted to reflect the credit quality of the individual insurance subsidiary that issued the guarantee, as well as an adjustment to reflect the non-default spreads and the priority and recovery rates of policyholder claims.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2023
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$—
U.S. corporate public securities	20	—	—	1	—	—	—	—	—	21	—	—
U.S. corporate private securities	1,801	1	34	40	—	—	(76)	—	—	1,800	1	34
Foreign corporate public securities and foreign governments(1)	3	—	—	—	—	—	—	—	(3)	—	—	—
Foreign corporate private securities(1)	432	1	4	57	—	—	(53)	—	—	441	1	4
Residential mortgage-backed securities	28	—	—	28	—	—	—	—	—	56	—	—
Other asset-backed securities	64	—	1	34	—	—	(1)	—	(21)	77	—	1
Total fixed maturities, including securities pledged	2,349	2	39	160	—	—	(130)	—	(24)	2,396	2	39
Equity securities, at fair value	196	(4)	—	—	—	—	—	—	—	192	(3)	—
Contingent consideration	(112)	—	—	—	—	—	—	—	—	(112)	—	—
Stabilizer and MCGs(2)	(6)	4	—	—	(1)	—	—	—	—	(3)	—	—
Embedded derivatives on reinsurance	(58)	—	—	—	—	—	—	—	—	(58)	—	—
Assets held in separate accounts(4)	347	4	—	—	—	(2)	—	—	—	349	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of March 31 amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2022
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$16	$—	$(2)	$21	$—	$—	$—	$36	$—	$71	$—	$(2)
U.S. corporate private securities	1,910	(1)	(145)	111	—	—	(61)	121	(10)	1,925	(1)	(145)
Foreign corporate public securities and foreign governments(1)	—	—	—	11	—	—	—	—	—	11	—	—
Foreign corporate private securities(1)	353	(18)	(24)	50	—	—	(13)	148	—	496	—	(24)
Residential mortgage-backed securities	43	(9)	—	13	—	—	—	—	(2)	45	(9)	—
Other asset-backed securities	44	—	(2)	18	—	(10)	(1)	—	—	49	—	(2)
Total fixed maturities, including securities pledged	2,366	(28)	(173)	224	—	(10)	(75)	305	(12)	2,597	(10)	(173)
Equity securities, at fair value	203	(10)	—	—	—	—	—	10	—	203	(10)	—
Contingent consideration	(11)	—	—	—	—	—	—	—	—	(11)	—	—
Stabilizer and MCGs(2)	(20)	6	—	—	(1)	—	—	—	—	(15)	—	—
Embedded derivatives on reinsurance	(87)	1	—	—	—	—	—	—	—	(86)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	8	—	—	—	—	—	8	—	—
Assets held in separate accounts(4)	316	(14)	—	65	—	(1)	—	6	(38)	334	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2023 and 2022, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$30,468	$30,468	$30,357	$30,357
Equity securities	308	308	336	336
Mortgage loans on real estate	5,346	5,078	5,445	5,149
Policy loans	359	359	363	363
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,003	2,003	2,454	2,454
Derivatives	342	342	422	422
Embedded derivatives on reinsurance	72	72	95	95
Other investments	70	70	68	68
Assets held in separate accounts	84,569	84,569	80,174	80,174
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$34,958	$36,635	$35,707	$36,385
Funding agreements with fixed maturities	1,360	1,358	1,285	1,281
Supplementary contracts, immediate annuities and other	701	640	727	636
Stabilizer and MCGs	3	3	6	6
Derivatives	376	376	389	389
Embedded derivative on reinsurance	49	49	46	46
Short-term debt	143	144	141	142
Long-term debt	2,094	1,935	2,094	1,935
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Stabilizer and MCGs section of the table above.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	DAC		VOBA
	Wealth Solutions Deferred and Individual Annuities	Businesses exited
Balance as of January 1, 2022	$691	$1,158	$473
Deferrals of commissions and expenses	59	—	5
Amortization expense	(59)	(115)	(39)
Balance as of December 31, 2022	$691	$1,043	$439
Deferrals of commissions and expenses	15	—	1
Amortization expense	(14)	(27)	(10)
Balance as of March 31, 2023	$692	$1,016	$430

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	March 31, 2023	December 31, 2022
DAC:
Wealth Solutions Deferred and Individual Annuities	$692	$691
Businesses exited	1,016	1,043
Other	195	190
VOBA	430	439
Total	$2,333	$2,363

There was no loss recognition for VOBA during 2023 and 2022.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Future Policy Benefits and Contract Owner Account Balances

The balances and changes in the liability for future policy benefits for Health Solutions Group, Health Solutions Voluntary and Businesses Exited are presented in the tables below for the periods indicated:

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Present Value of Expected Net Premiums:
Balance at January 1	$77	$93	$97	$105	$4,244	$5,634
Beginning balance at original discount rate	84	85	100	92	4,128	4,226
Effect of change in cash flow assumptions	—	(7)	—	—	—	(69)
Effect of actual variances from expected experience	6	23	5	20	(10)	86
Adjusted balance at January 1	90	101	105	112	4,118	4,243
Interest accrual	1	2	1	4	57	230
Net premiums collected(1)	(6)	(19)	(4)	(16)	(82)	(345)
Ending balance at original discount rate	85	84	102	100	4,093	4,128
Effects of changes in discount rate assumptions	(5)	(7)	(1)	(3)	244	116
Balance at end of period	$80	$77	$101	$97	$4,337	$4,244

Present Value of Expected Future Policy Benefits:
Balance at January 1	$881	$1,048	$285	$359	$8,639	$11,444
Beginning balance at original discount rate	913	952	294	290	8,644	9,079
Effect of change in cash flow assumptions	1	(43)	—	(2)	—	(77)
Effect of actual variances from expected experience	1	(27)	5	11	(9)	(52)
Adjusted balance at January 1	915	882	299	299	8,635	8,950
Issuances	35	139	—	—	4	13
Interest accrual	6	25	4	14	110	458
Benefit payments	(32)	(133)	(7)	(19)	(209)	(777)
Ending balance at original discount rate	924	913	296	294	8,540	8,644
Effects of changes in discount rate assumptions	(23)	(32)	1	(9)	227	(5)
Balance at end of period	$901	$881	$297	$285	$8,767	$8,639

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net liability for future policy benefits	$821	$804	$196	$188	$4,430	$4,395
Less: Reinsurance recoverable	295	283	—	—	4,447	4,411
Net liability for future policy benefits, after reinsurance recoverable	$526	$521	$196	$188	$(17)	$(16)
(1) Net Premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

The reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2023	December 31, 2022
Health Solutions Group	$821	$804
Health Solutions Voluntary	196	188
Businesses Exited - Future policy benefits	4,430	4,395
Businesses Exited – Additional liability	2,096	2,107
Other	2,241	2,225
Total	$9,784	$9,719

The amount of undiscounted expected gross premiums and future benefit payments is presented in the table below:

	March 31, 2023		December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Health Solutions Group
Expected future benefit payments	$1,152	$924	$1,141	$913
Expected future gross premiums	287	231	286	231
Health Solutions Voluntary
Expected future benefit payments	591	296	588	294
Expected future gross premiums	312	206	307	205

The following table presents a rollforward of the additional reserve liability for Businesses exited for the periods indicated:

	Businesses exited
	March 31, 2023	December 31, 2022
Balance at beginning of period	$2,107	$1,715
Effect of change in cash flow assumptions	—	540
Effect of actual variances from expected experience	(50)	15
Adjusted balance at January 1	2,057	2,270
Interest accrual	21	80
Excess Benefits	(108)	(427)
Assessments	126	184
Balance at end of period	2,096	2,107
Less: Reinsurance recoverable	2,044	2,054
Net additional liability, after reinsurance recoverable	$52	$53

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the weighted average duration of the liability for future policy benefits and the weighted average interest rates for the periods indicated:

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Weighted average duration (in years)(1)	7	7	14	14	8	8
Interest accretion rate	4.0%	4.1%	5.3%	5.3%	5.0%	5.0%
Current discount rate	4.9%	5.2%	5.0%	5.4%	5.1%	5.7%
(1) Weighted average duration (in years) for Businesses Exited includes additional liability.

The weighted average interest rates for the additional liability related to businesses exited were 4.1% and 4.3% for the periods ended March 31, 2023 and December 31,2022, respectively.

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity		Businesses Exited
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Balance at January 1	$33,622	$33,044	$5,146	$5,532
Deposits	615	2,962	76	310
Fee income	(2)	(8)	(94)	(384)
Surrenders and withdrawals	(1,506)	(4,280)	(120)	(281)
Benefit payments	(43)	(157)	(39)	(144)
Net transfers from (to) separate accounts	93	1,174	—	—
Interest credited	219	874	36	150
Other	2	13	—	(37)
Ending Balance	$33,000	$33,622	$5,005	$5,146

Weighted-average crediting rate	2.7%	2.6%	2.5%	2.5%
Net amount at risk (1)	$159	$199	$847	$900
Cash surrender value	$32,513	$33,125	$1,730	$1,824
(1)    For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date and is calculated at a contract level. When a contract has both a living benefit and a death benefit, the Company calculates NAR at a contract level and aggregates the higher of the two values together.

The following table shows a reconciliation of the Contract owner account balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	March 31, 2023	December 31, 2022
Wealth Solutions Deferred group and individual annuity	$33,000	$33,622
Businesses exited	5,005	5,146
Other	3,704	3,687
Total	$41,709	$42,455

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of March 31, 2023, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate
Up to 1.00%	$234	$7,296	$2,899	$1,146	$1,487	$38	$13,100
1.01% - 2.00%	619	141	42	2	3	7	814
2.01% - 3.00%	12,269	78	50	110	—	3	12,510
3.01% - 4.00%	9,459	153	—	—	—	—	9,612
4.01% and Above	1,626	86	—	—	—	—	1,712
Renewable beyond 12 months (MYGA)(2)	412	—	—	—	3	—	415
Total discretionary rate setting products	$24,619	$7,754	$2,991	$1,258	$1,493	$48	$38,163
(1)    Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after March 31, 2023 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of December 31, 2022 and the respective GMIRs:

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate
Up to 1.00%	$5,848	$2,967	$1,907	$1,112	$1,462	$102	$13,398
1.01% - 2.00%	707	52	35	2	2	7	805
2.01% - 3.00%	12,677	56	46	110	—	3	12,892
3.01% - 4.00%	9,448	153	—	—	—	—	9,601
4.01% and Above	1,643	87	—	—	—	—	1,730
Renewable beyond 12 months (MYGA)(2)	402	—	—	—	3	—	405
Total discretionary rate setting products	$30,725	$3,315	$1,988	$1,224	$1,467	$112	$38,831
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	March 31, 2023
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$190	$12	$(237)	$(35)
Reinsurance recoverable, net of allowance for credit losses	—	—	12,473	12,473
Total	$190	$12	$12,236	$12,438

Liabilities
Future policy benefits and contract owner account balances	$50,470	$1,023	$—	$51,493
Liability for funds withheld under reinsurance agreements	111	—	—	111
Total	$50,581	$1,023	$—	$51,604

	December 31, 2022
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$172	$11	$(212)	$(29)
Reinsurance recoverable, net of allowance for credit losses	—	—	12,455	12,455
Total	$172	$11	$12,243	$12,426

Liabilities
Future policy benefits and contract owner account balances	$51,137	$1,037	$—	$52,174
Liability for funds withheld under reinsurance agreements	104	—	—	104
Total	$51,241	$1,037	$—	$52,278

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Premiums:
Direct premiums	$908	$808
Reinsurance assumed	10	9
Reinsurance ceded	(233)	(209)
Net premiums	$685	$608

Fee income:
Gross fee income	$562	$532
Reinsurance assumed	4	5
Reinsurance ceded	(102)	(104)
Net fee income	$464	$433

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,108	$976
Reinsurance assumed	19	8
Reinsurance ceded	(376)	(340)
Net interest credited and other benefits to contract owners / policyholders	$751	$644

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of March 31, 2023 and December 31, 2022, the Company had a deposit asset of $1.4 billion and $1.5 billion, respectively, which is reported in Other assets on the Condensed Consolidated Balance Sheets.

8.     Separate Accounts

The following tables present a rollforward of Separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	March 31, 2023			December 31, 2022
	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total
Balance at January 1	$7,196	$69,152	$76,348	$8,091	$86,927	$95,018
Policyholder behavior (1)	51	154	205	(68)	(1,309)	(1,377)
Fee income	(8)	(101)	(109)	(34)	(423)	(457)
Investment performance	199	4,279	4,478	(794)	(16,044)	(16,838)
Other	—	—	—	1	1	2
Balance at end of period	$7,438	$73,484	$80,922	$7,196	$69,152	$76,348

Reconciliation to Condensed Consolidated Balance Sheets:
Other			3,647			3,826
Total Separate Account liabilities			$84,569			$80,174
(1) Policyholder behavior includes premiums and deposits, surrenders and withdrawals, benefit payments, and net transfers to and from the general account.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Stabilizer products allow the contract holder to select either the market value of the accounts or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. The fair value is estimated using the income approach.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $73,451 and $69,121, as of March 31, 2023 and December 31, 2022, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts were as follows for the periods indicated:

	March 31, 2023	December 31, 2022
US Treasury securities and obligations of US government corporations and agencies	$1,308	$1,586
Corporate debt securities:	1,748	1,647
Foreign debt securities	716	660
Mortgage-backed securities	3,395	3,434
Equity securities (including mutual funds)	76,788	72,309
Cash, cash equivalents and short-term investments	530	311
Receivable for securities and accruals	84	227
Total	$84,569	$80,174

9.    Share-based Incentive Compensation Plans

The Company offers equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plans"). As of March 31, 2023, common stock reserved and available for issuance under the Omnibus Plans was 9,000,476 shares.

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Restricted Stock Unit (RSU) awards	$37	$22
Performance Stock Unit (PSU) awards	26	24
Total share-based compensation expense	63	46
Income tax benefit	15	15
After-tax share-based compensation expense	$48	$31

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans for the periods indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	1.5		$60.91	2.1		$55.68
Adjustment for PSU performance factor	—		—	(0.1)		61.50
Granted	1.5		70.42	0.8		76.59
Vested	(0.7)		62.53	(0.5)		63.08
Forfeited	—	*	66.36	—	*	63.67
Outstanding as of March 31, 2023	2.3		$66.55	2.3		$61.03
*Less than 0.1

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2023	1.6	$43.05
Granted	—	—
Exercised	(0.3)	38.21
Forfeited	—	—
Outstanding as of March 31, 2023	1.3	$44.25
Vested, exercisable, as of March 31, 2023	1.3	$44.25

10.    Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued		Held in Treasury	Outstanding
Balance, January 1, 2022	109.0		1.2	107.8
Common shares issued	0.1		—	0.1
Common shares acquired - share repurchase	—		11.7	(11.7)
Share-based compensation	1.7		0.7	1.0
Treasury Stock retirement	(13.0)		(13.0)	—
Balance, December 31, 2022	97.8		0.6	97.2
Common shares issued	—	*	—	—
Share-based compensation	1.5		0.5	1.0
Balance, March 31, 2023	99.3		1.1	98.2
*less than 0.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Dividends declared per share of Common Stock	$0.200	$0.200

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

On April 28, 2022, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500. On April 27, 2023, the share repurchase authorization, which had an original expiration of June 30, 2023, was extended by the Board of Directors through September 30, 2023 and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time. During the three months ended March 31, 2023, there were no repurchases of the Company's common stock.

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

On March 29, 2023, the Company paid a quarterly dividend of $0.20 per share on its common stock. As a consequence, the exercise price of the warrants to purchase shares of common stock was adjusted to $46.82 per share of common stock and the number of shares of common stock for which each warrant is exercisable has been adjusted to 1.041295182. All of the warrants will be settled on May 10, 2023, in accordance with their terms.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Preferred Stock

As of March 31, 2023 and December 31, 2022, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	March 31, 2023		December 31, 2022
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended March 31,	Per Share	Aggregate	Per Share	Aggregate
2023	$30.625	$10	$13.375	$4
2022	30.625	10	13.375	4
As of March 31, 2023, there were no preferred stock dividends in arrears.

11.    Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended March 31,
(in millions, except for per share data)	2023	2022
Earnings
Net income (loss) available to common shareholders:
Net income (loss)	$129	$111
Less: Preferred stock dividends	14	14
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	46	43
Net income (loss) available to common shareholders	$69	$54

Weighted average common shares outstanding
Basic	97.7	106.1
Dilutive Effects:
Warrants	8.9	8.2
RSU awards	1.2	1.0
PSU awards	1.2	1.0
Stock Options	0.6	0.7
Diluted	109.6	117.0

Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share(1):
Basic	$0.70	$0.51
Diluted	$0.63	$0.46
(1) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of AOCI as of the dates indicated:

	March 31,
	2023	2022
Fixed maturities, net of impairment	$(2,635)	$602
Derivatives(1)	109	80
Change in discount rate	(855)	(1,044)
Deferred income tax asset (liability)	833	199
Total	(2,548)	(163)
Pension and other postretirement benefits liability, net of tax	3	3
AOCI	$(2,545)	$(160)
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of March 31, 2023, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $17.

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

	Three Months Ended March 31, 2023
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$661		$(139)	$522
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in unrealized gains (losses) on available-for-sale securities	660		(139)	521

Derivatives:
Derivatives	(12)	(1)	3	(9)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	(17)		4	(13)

Change in current discount rate	2		—	2
Change in Accumulated other comprehensive income (loss)	$645		$(135)	$510
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2022
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(2,663)		$559	$(2,104)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	70		(15)	55
Change in unrealized gains (losses) on available-for-sale securities	(2,593)		544	(2,049)

Derivatives:
Derivatives	5	(1)	(1)	4
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	—		—	—

Change in current discount rate	104		(22)	82
Change in Accumulated other comprehensive income (loss)	$(2,489)		$522	$(1,967)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

13.    Income Taxes

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period the related item is incurred.

The Company's effective tax rate for the three months ended March 31, 2023 and March 31, 2022 was 8.5% and 9.0%, respectively. The effective tax rate differed from the statutory rate of 21% primarily due to noncontrolling interest, the effect of the dividends received deduction and tax credits.

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which imposes a 15% alternative minimum tax (“CAMT”) on the adjusted financial statement income of large corporations. The CAMT is effective in taxable years beginning after December 31, 2022. The Internal Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. If the CAMT applies, the Company will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of March 31, 2023, the Company had year-to-date gains on securities of $645 in Other comprehensive income, which reduced the related DTA. Additionally, operating income remained positive for the period and was largely consistent with the 2022 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8. of the Annual Report on Form 10-K.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Tax Regulatory Matters

For the tax years 2021 through 2023, the Company participated in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2023 tax year, the Company was in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS did not conduct any review or provide any letters of assurance for that tax year.
14.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt securities issued and outstanding as of the periods indicated:

	Issuer	Maturity	March 31, 2023	December 31, 2022
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	$445	$445
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	396	396
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048(1)	Voya Financial, Inc.	01/23/2048	336	336
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053(4)	Voya Financial, Inc.	05/15/2053	388	388
7.25% Voya Holdings Inc. debentures, due 2023(1)	Voya Holdings, Inc.	08/15/2023	140	140
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings, Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings, Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	2	2
1.25% Notes, due 2023	Benefitfocus, Inc.	12/15/2023	2	—
Subtotal			2,237	2,235
Less: Current portion of long-term debt			143	141
Total			$2,094	$2,094
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.
(4) See the Junior Subordinated Notes section below.

As of March 31, 2023, the Company was in compliance with its debt covenants.

Aetna Notes

As of March 31, 2023, the outstanding principal amount of the Aetna Notes was $358, which is guaranteed by ING Group. As of March 31, 2023, the Company provided $370 of collateral benefiting ING Group, comprised of a deposit of $207 to a control account with a third-party collateral agent and $163 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the three months ended March 31, 2023 and 2022 were immaterial.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes our credit facilities as of March 31, 2023:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization		Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	11/01/2024	$500	$—		$500
Voya Financial, Inc.	Other	Unsecured	Committed	04/07/2025	200	163	(1)	37
Total					$700	$163		$537
(1) Amount utilized as collateral for outstanding Aetna Notes.

Put Option Agreement for Senior Debt Issuance

During 2015, the Company entered into an off-balance sheet 10-year put option agreement with a Delaware trust formed by the Company, in connection with the sale by the trust of pre-capitalized trust securities ("P-Caps"), that provides Voya Financial, Inc. the right, at any time over a 10-year period, to issue up to $500 principal amount of its 3.976% Senior Notes due 2025 ("3.976% Senior Notes") to the trust and receive in exchange a corresponding principal amount of U.S. Treasury securities that are held by the trust. The 3.976% Senior Notes will not be issued unless and until the put option is exercised. In return, the Company pays a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and reimburses the trust for its expenses. The put premium and expense reimbursements are recorded in Operating expenses in the Condensed Consolidated Statements of Operations. If and when issued, the 3.976% Senior Notes will be guaranteed by Voya Holdings.

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

On May 1, 2023, pursuant to the put option agreement, the Company exercised the put option to require the trust to purchase $400 aggregate principal amount of 3.976% Senior Notes in exchange for a corresponding amount of U.S. Treasury securities held by the trust. On May 3, 2023, the Company issued $400 aggregate principal amount of 3.976% Senior Notes to the trust and the Company received approximately $400 of U.S. Treasury securities. The proceeds from the sale of the U.S. Treasury securities will be used to redeem the 5.650% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 on May 15, 2023 (the "2053 Notes").

Junior Subordinated Notes

On April 14, 2023, the Company delivered to the holders of the 2053 Notes a notice of redemption, notifying those noteholders that the Company has elected to redeem all of the outstanding $393 aggregate principal amount of the 2053 Notes at par.

Senior Unsecured Credit Facility Agreement

As of March 31, 2023, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires November 1, 2024. The facility provides $500 of committed capacity for issuing letters of credit and the full $500 may be utilized for direct borrowings. As of March 31, 2023, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $6.15 billion, which may increase upon any future equity issuances by the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

On May 1, 2023, the Company amended and restated the terms of the Third Amended and Restated Revolving Credit Agreement (the “Third Amended and Restated Credit Agreement”), dated November 1, 2019, by entering into a Fourth Amended and Restated Revolving Credit Agreement (the “Fourth Amended and Restated Credit Agreement”) with a syndicate of banks and Bank of America, N.A., as Administrative Agent. The Fourth Amended and Restated Credit Agreement modifies several of the terms of the Third Amended and Restated Credit Agreement, including extending the maturity thereof to May 1, 2028 and replacing the LIBOR-based reference interest rate option with a reference rate based upon Term SOFR or SOFR Daily Floating Rate. Under the terms of the Fourth Amended and Restated Credit Agreement, an aggregate amount of up to $500 is available for revolving loan borrowings and issuances of LOCs, including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25. The terms require the Company to maintain a minimum net worth of $4.998 billion. The minimum net worth amount may increase upon any future equity issuances by the Company.

15.    Commitments and Contingencies

Leases

During the three months ended March 31, 2023 and 2022 the Company recorded an impairment of $2 and $3 respectively, on its right-of-use asset associated with leased office space, which is included in Operating expenses in the Condensed Consolidated Statements of Operations.

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

As of March 31, 2023, the Company had off-balance sheet commitments to acquire mortgage loans of $79 and purchase limited partnerships and private placement investments of $1,000, of which $355 related to consolidated investment entities.

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

	March 31, 2023	December 31, 2022
Fixed maturity collateral pledged to FHLB (1)	$1,811	$1,791
FHLB restricted stock(2)	69	67
Other fixed maturities-state deposits	40	38
Cash and cash equivalents	29	27
Securities pledged(3)	1,226	1,162
Total restricted assets	$3,175	$3,085
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $976 and $907 as of March 31, 2023 and December 31, 2022, respectively. In addition, as of March 31, 2023 and December 31, 2022, the Company delivered securities as collateral of $137 and $142 and repurchase agreements of $113 and $113, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2023 and December 31, 2022, the Company had $1,360 and $1,279,

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, assets with a market value of approximately $1,811 and $1,791, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

Litigation, Regulatory Matters and Contingencies

Litigation, regulatory and other loss contingencies arise in connection with the Company's activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters, such as negligence, breach of contract, fraud, violations of a regulation or statute, breach of fiduciary duty, failure to supervise, elder abuse and other torts, arising from the conduct of its business, both in the ordinary course and otherwise. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. The variability in pleading requirements and past experience demonstrate that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25.

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

Litigation includes Henkel of America v. ReliaStar Life Insurance Company, et al. (USDC District of Connecticut, No. 1:18-cv-00965)(filed June 8, 2018). Plaintiff alleges that ReliaStar breached the terms of a stop loss policy it issued to Plaintiff by refusing to reimburse Plaintiff for more than $47 in claims incurred by participants in prior years and submitted for coverage under the stop loss policy. Plaintiff alleges a breach of contract claim or, in the alternative, that the stop loss policy be declared to cover the submitted claims, and also asserts that ReliaStar engaged in unfair trade practices and unfair insurance practices in violation of state statutes, and did so willfully and intentionally to warrant an award of punitive damages under state law. On February 7, 2023, the district court issued its ruling on various motions for partial judgment in which the court denied in part and granted in part the various motions except for Express Scripts’ motion, which the court denied in whole. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

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

As of March 31, 2023, approximately $126 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

16.    Consolidated and Nonconsolidated Investment Entities

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $322 and $288 as of March 31, 2023 and December 31, 2022, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if Voya remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 8 and 7 CLOs as of March 31, 2023 and December 31, 2022, respectively.

Limited Partnerships ("LPs")

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. The LPs generally have a ten-year life and a specified period during which investors can subscribe for limited partnership interests. Once the investors are admitted as limited partners, the investors are required to contribute capital when called by the general partners. The purpose of the LPs is to obtain subscriptions from limited partners and maximize the return to their partners by assembling a diversified portfolio of investments in private equity funds and other securities or assets with similar risk and return characteristics primarily through secondary market purchases. The majority of the investors in the LPs are unrelated parties to the Company. In return for subscriptions, each partner receives an equity interest in the LPs in proportion to its respective investment. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 10 funds, which were structured as partnerships, as of March 31, 2023 and December 31, 2022.

The noncontrolling interest related to partnerships increased from $1,482 at December 31, 2022 to $1,567 at March 31, 2023. Changes in market value, contributions, and distributions related to these investments in the funds directly impact the noncontrolling interest component of Shareholders' equity on the Company's Condensed Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by an increase in net contributions and favorable market appreciation in limited partnership and equity security investments. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2023 and 2030, paying interest at LIBOR, SOFR, EURIBOR or PRIME plus a spread of up to 10.0%. As of March 31, 2023 and December 31, 2022, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $59 and $85, respectively. Less than 1.0% of the collateral loans were in default as of March 31, 2023 and December 31, 2022.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR, SOFR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 8.8% for the more subordinated tranches. CLO notes mature in 2026 and 2034, and have a weighted average maturity of 12 years as of March 31, 2023. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of March 31, 2023 and December 31, 2022, certain private equity funds maintained term loans and revolving lines of credit of $1,360 and $1,366, respectively. The term loans mature in four to sixteen months, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at LIBOR/EURIBOR/SOFR plus 155 - 200 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of March 31, 2023 and December 31, 2022, outstanding borrowings amount to $1,259 and $1,143, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - Other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of March 31, 2023:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$100	$—	$—	$—	$100
Corporate loans	—	1,232	—	—	1,232
Limited partnerships/corporations	—	—	—	3,009	3,009
Total assets	$100	$1,232	$—	$3,009	$4,341
Liabilities
VIEs
CLO notes	$—	$1,256	$—	$—	$1,256
Total liabilities	$—	$1,256	$—	$—	$1,256

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2022:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$88	$—	$—	$—	$88
Corporate loans	—	1,293	—	—	1,293
Limited partnerships/corporations	—	—	—	2,802	2,802
Total assets	$88	$1,293	$—	$2,802	$4,183
Liabilities
VIEs
CLO notes	$—	$1,234	$—	$—	$1,234
Total liabilities	$—	$1,234	$—	$—	$1,234

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended March 31, 2023 and 2022, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Deconsolidation of Certain Investment Entities

Certain investment entities that have historically been consolidated in the financial statements may require deconsolidation as of the reporting period because: (a) such funds have been liquidated or dissolved; or (b) the Company is no longer deemed to be the primary beneficiary of the VIEs/VOEs as it no longer has a controlling financial interest.

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

During the three months ended March 31, 2023 and 2022, the Company had no deconsolidations.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of March 31, 2023 and December 31, 2022, the Company held $398 and $364 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

LPs

As of March 31, 2023 and December 31, 2022, the Company held $1,794 and $1,781 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value is reflected in Net gains (losses) in the Condensed Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment. Refer to the Investments (excluding Consolidated Investment Entities) Note to these Condensed Consolidated Financial Statements for details regarding the carrying amounts and classifications of these assets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

17.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's operating segments were as follows:

	Wealth Solutions	Health Solutions	Investment Management	Consolidated
Balance as of January 1, 2022	$17	$24	$31	$72
Additions from business combinations	—	—	255	255
Balance as of December 31, 2022	$17	$24	$286	$327
Additions from business combinations	—	319	—	319
Balance as of March 31, 2023	$17	$343	$286	$646

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	March 31, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Right to manage client assets	N/A	$345	$—	$345	$345	$—	$345
Management contract rights	N/A	5	—	5	5	—	5
Total indefinite-life intangibles		$350	$—	$350	$350	$—	$350
Finite-life intangibles:
Management contract rights	19 years	$741	$557	$184	$741	$554	$187
Customer relationship lists	17 years	324	114	210	135	111	24
Trademarks	8 years	15	—	15	—	—	—
Computer software	4 years	457	311	146	502	432	70
Total intangible assets		$1,887	$982	$905	$1,728	$1,097	$631

Amortization expense related to intangible assets were $20 and $11 for the three months ended March 31, 2023 and 2022, respectively.

18.    Segments

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

The Health Solutions segment provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses as well as benefit administration software solutions to employers and health plans.

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

Measurement

Effective with the first quarter of 2023, the Company excludes from Adjusted operating earnings before income taxes the amortization of acquisition-related intangible assets. In addition, the Company excludes the expected return on plan assets net of interest costs associated with our qualified defined benefit pension plan, which are influenced by economic and market conditions and not indicative of normal operations. Adjusted operating earnings before income taxes in Corporate still includes the service costs related to the Company's qualified defined benefit pension plan and service and interest costs related to non-qualified defined benefit pension plans. Historical periods have been recast to conform with this change.

Adjusted operating earnings before income taxes is a measure used by management to evaluate segment performance. The Company believes that Adjusted operating earnings before income taxes provides a meaningful measure of its business and segment performances and enhances the understanding of the Company’s financial results by focusing on the operating performance and trends of the underlying business segments and excluding items that tend to be highly variable from period to period based on capital market conditions and/or other factors. The Company uses the same accounting policies and procedures to measure segment Adjusted operating earnings before income taxes as it does for the directly comparable U.S. GAAP measure Income (loss) before income taxes. Adjusted operating earnings before income taxes does not replace Income (loss) before income taxes as the U.S. GAAP measure of the Company’s consolidated results of operations. Therefore, the Company believes that it is useful to evaluate both Income (loss) before income taxes and Adjusted operating earnings before income taxes when reviewing the Company’s financial and operating performance. Each segment’s Adjusted operating earnings before income taxes is calculated by adjusting Income (loss) before income taxes for the following items:
•Net investment gains (losses), which are significantly influenced by economic and market conditions, including interest rates and credit spreads, and are not indicative of normal operations. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations, and changes in the fair value of derivative instruments, excluding gains (losses) associated with swap settlements and accrued interest. It also includes changes in the fair value of derivatives related to managed custody guarantees, net of related reserve increases (decreases), less the estimated cost of these benefits, changes in nonperformance spread, and changes in market risk benefits;
•Income (loss) related to businesses exited or to be exited through reinsurance or divestment, which includes gains and (losses) associated with transactions to exit blocks of business (including net investment gains (losses) on securities sold and expenses directly related to these transactions), and residual run-off activity (including an insignificant

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

number of Individual Life, and non-Wealth Solution annuities policies that were not part of the divested businesses). Excluding this activity, which also includes amortization of intangible assets related to businesses exited or to be exited, better reveals trends in the Company's core business and more closely aligns Adjusted operating earnings before income taxes with how the Company manages its segments;
•Income (loss) attributable to noncontrolling interests, which represents the interest of shareholders, other than those of the Company, in the gains and (losses) of consolidated entities, such as Allianz's stake in the results of VIM Holdings LLC (referred to as redeemable noncontrolling interest or Allianz noncontrolling interest) or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled;
•Dividend payments made to preferred shareholders are included as reductions to reflect the Adjusted operating earnings before income taxes that are available to common shareholders;
•Other adjustments may include the following items:
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
•Amortization of value of management contract rights, value of customer relationships acquired, and other acquisition-related intangible assets as well as contingent consideration fair value adjustments incurred in connection with certain acquisitions which are not indicative of current Operating expense fundamentals;
•Expected return on plan assets net of interest costs associated with the Company's qualified defined benefit pension plan and immediate recognition of net actuarial gains (losses) related to all of the Company's pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments, which includes actuarial gains and (losses) as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period. These amounts do not reflect cash-settled expenses, and are not indicative of current Operating expense fundamentals; and
•Other items not indicative of normal operations or performance of the Company's segments or related to events such as capital or organizational restructurings undertaken to achieve long-term economic benefits, including certain costs related to debt and equity offerings, acquisition / merger integration expenses, severance and other third-party expenses associated with such activities, and expenses attributable to vacant real estate. These items vary widely in timing, scope and frequency between periods as well as between companies to which the Company is compared. Accordingly, the Company adjusts for these items as management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of the Company's segments.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$132	$228
Health Solutions	94	21
Investment Management	42	39
Corporate	(69)	(68)
Total including Allianz noncontrolling interest	200	221
Less: Earning (loss) attributable to Allianz noncontrolling interest	8	—
Total	$192	$221

Adjustments:
Net investment gains (losses)	(9)	(112)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(33)	(36)
Income (loss) attributable to noncontrolling interests	46	43
Dividend payments made to preferred shareholders	14	14
Other adjustments	(70)	(8)
Total adjustments to income (loss) before income taxes	(51)	(99)

Income (loss) before income taxes	$141	$122

Adjusted operating revenues is a measure of the Company's segment revenues. Each segment's Operating revenues are calculated by adjusting Total revenues to exclude the following items:
•Net investment gains (losses), which are significantly influenced by economic and market conditions, including interest rates and credit spreads, and are not indicative of normal operations. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations, and changes in the fair value of derivative instruments, excluding gains (losses) associated with swap settlements and accrued interest. It also includes changes in the fair value of derivatives related to managed custody guarantees, net of related reserve increases (decreases), less the estimated cost of these benefits, and changes in nonperformance spread;
•Revenues related to businesses exited or to be exited through reinsurance or divestment, which includes revenues associated with transactions to exit blocks of business (including net investment gains (losses) on securities sold related to these transactions), and residual run-off activity (including an insignificant number of Individual Life, and non-Wealth Solution annuities policies that were not part of the divested businesses). Excluding this activity better reveals trends in the Company's core business and more closely aligns Adjusted operating revenues with how the Company manages its segments;
•Revenues attributable to noncontrolling interests, which represents the interests of shareholders, other than the Company, in consolidated entities. Revenues attributable to noncontrolling interests represent such shareholders' interests in the gains and losses of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled; and
•Other adjustments primarily reflect fee income earned by the Company's broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in the Company's segments’ operating revenues, other items where the income is passed on to third parties and the elimination of intercompany investment expenses included in Adjusted operating revenues.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Adjusted operating revenues by segment:
Wealth Solutions	$684	$756
Health Solutions	774	647
Investment Management	229	178
Corporate	11	22
Total	$1,697	$1,603

Adjustments:
Net investment gains (losses)	(14)	(120)
Revenues related to businesses exited or to be exited through reinsurance or divestment	30	(54)
Revenues attributable to noncontrolling interests	60	48
Other adjustments	60	28
Total adjustments to revenues	137	(97)

Total revenues	$1,835	$1,506

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Investment Management intersegment revenues	$22	$22

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	March 31, 2023	December 31, 2022
Wealth Solutions	$115,777	$111,701
Health Solutions	3,335	2,668
Investment Management	1,635	1,611
Corporate	26,333	26,712
Total assets, before consolidation(1)	147,080	142,692
Consolidation of investment entities	4,128	3,914
Total assets	$151,208	$146,606
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

The following discussion and analysis presents a review of our consolidated results of operations for the three months ended March 31, 2023 and 2022 and financial condition as of March 31, 2023 and December 31, 2022. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section contained in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report on Form 10-K").

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See the Note Concerning Forward-Looking Statements.

Overview

We provide workplace savings and benefits products, solutions, and technologies, along with investment management services, that enable a better financial future for our clients, their employees and plan participants. We are focused on executing our mission to make a secure financial future possible—one person, one family and one institution at a time. Voya’s scale, business mix, risk profile, and strong free cash flow generation are competitive differentiators and we have a clear path to Adjusted Operating Earnings Per Share growth via net revenue growth, margin expansion, and disciplined capital management. We provide our products and services principally through our Workplace Solutions business, which encompasses both our Wealth Solutions and Health Solutions business segments, and through our Investment Management segment.

Wealth Solutions
Our Wealth Solutions segment provides retirement plan products and administration and investment services alongside a robust suite of financial wellness offerings to serve employees and plan participants. Furthermore, we provide individual retirement accounts and financial guidance and advisory services that enables us to deepen relationships with our retirement plan participants.

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

Our Investment Management segment is well positioned to capture the growth opportunities of the global asset management industry with its significantly enhanced international footprint and domestic client base. Simultaneously, we have added highly-recognized and well-established investment strategy competences in both the traditional asset classes and the privates and alternatives business which allows us to provide clients a well-diversified product offering across the entire market cycle. Furthermore, the addition of additional business will help to generate scale benefits and to improve profitability of the firm.

Business Update

On January 24, 2023, we completed the acquisition of Benefitfocus, Inc. ("Benefitfocus"), an industry-leading benefits administration technology company that serves employers, health plans and brokers. Cash paid at closing related to the acquisition was approximately $570 million, inclusive of $12 million of closing costs. The acquisition expands the Company’s capacity to meet the growing demand for comprehensive benefits and savings solutions and increases its ability to deliver innovative solutions for employers and health plans. In connection with the acquisition, we have incurred $22 million of integration expenses for the three months ended March 31, 2023 and expect to incur additional integration expenses in the future. These expenses include severance, consulting and business integration expenses and are recorded in Operating expenses in the period they are incurred. These expenses are classified as a component of Other adjustments to Income (loss) before income taxes and consequently are not included in the adjusted operating results of our segments.

On November 1, 2022, Voya Investment Management Alternative Assets, LLC (“VIMAA”), one of the Company’s indirect subsidiaries, acquired all of the issued and outstanding equity interests of Czech Asset Management, L.P., a private credit asset manager dedicated to the U.S. middle market pursuant to a sales and purchase agreement (“SPA”) entered into on August 1, 2022 with Czech Management GP, LLC, and Czech Holdings, LLC. The purchase consideration for the acquisition included cash paid upon close and contingent consideration that is based on revenues that will be earned during the earnout period and capital raised in the underlying funds and is subject to conditions as defined in the SPA. The acquisition expands VIMAA's private and leveraged credit business.

On July 25, 2022, we completed a series of transactions pursuant to a Combination Agreement dated as of June 13, 2022 (the “AllianzGI Agreement”) with Voya IM and VIM Holdings LLC ("VIM Holdings"), both our indirect subsidiaries, Allianz SE (“Allianz”) and Allianz Global Investors U.S. LLC ("AllianzGI"), an indirect subsidiary of Allianz, pursuant to which the parties have combined Voya IM with assets and teams comprising specified strategies previously managed by AllianzGI. The acquisition increases the international scale and distribution of the Company’s investment products and provides us with new capabilities that diversify our investment strategies and help us meet the needs of a larger and more global client base. We incurred $67 million and $21 million of transaction and integration expenses, primarily related to this transaction for the year ended December 31, 2022 and for the three months ended March 31, 2023, respectively. We expect to incur additional integration expenses in future periods. These expenses include consulting, legal and business integration expenses and are recorded in Operating expenses in the period they are incurred. These expenses are classified as a component of Other adjustments to Income (loss) before income taxes and consequently are not included in the adjusted operating results of our segments.

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

The AllianzGI Agreement was executed for noncash consideration and accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the transaction. The 24% economic stake in VIM Holdings shares is reflected on the Condensed Consolidated Balance Sheets under Redeemable noncontrolling interests within Mezzanine equity.

Trends and Uncertainties

We describe known material trends and uncertainties that might affect our business within Trends and Uncertainties in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K, and in other sections of that document, including Risk Factors in Part I, Item 1A. In addition, we describe below more recently developing known trends and uncertainties that we believe may materially affect our future liquidity, financial condition or results of operations. All statements in this section, other than statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of factors that could cause actual results, performance, or events to differ from those discussed in any forward-looking statement, including in a material manner, see “Note Concerning Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Interest Rate Environment

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•Our general account investment portfolio, which was approximately $38.3 billion as of March 31, 2023, consists predominantly of fixed income investments. In prior years during the prolonged low interest rate environment, the yield we earned on new investments has been lower than the yields earned on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments in the near term will earn an average yield higher than the prevailing portfolio yield. However, heightened market volatility implies greater uncertainly around the path of interest rates and the outlook for new money investments going forward. New purchases made at current market levels would be higher than the yield of maturing assets. In addition, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment with rising interest rates generally leading to lower prices in the secondary market and falling interest rates generally leading to higher prices.
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

For information on the impact of the interest rate environment, see The level of interest rates and in particular a recurrence of a low interest rate environment or a period of rapidly increasing interest rates in Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K. Also, for information on our sensitivity to interest rates, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of our Annual Report on Form 10-K. Additionally, see Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3. of this Quarterly Report on Form 10-Q.

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

Social responsibility and financial inclusion

Voya's commitment to Diversity, Equity and Inclusion helps drive our business growth and positively influences our culture, serves our clients and enriches our communities by advancing racial, social and financial equity and inclusion in underserved communities. For example, we focus on workplace diversity, talent development and retention, including through fostering a safe and supportive workplace. Our Voya Cares® program is designed to impact the lives of aging people, people with special needs and disabilities, their families and their caregivers by helping them plan for the future they envision in retirement. We have prioritized increasing our diverse representation across all employee levels, as well as continuing to sustain the gender and racial parity of our workforce. For additional information on our commitment to equity, diversity and inclusion, see Human Capital Resources in Part I, Item 1. of our Annual Report on Form 10-K.

Governance and ethics

Our Board of Directors consists of our Executive Chairman and our CEO, together with eleven independent directors, including a lead independent director, each of whom is elected annually. Our Board represents a diverse array of tenures, experiences and backgrounds, and reflects gender parity.

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

AUM and AUA

The following table presents AUM and AUA as of the dates indicated:

	As of March 31,
($ in millions)	2023	2022
AUM and AUA:
Wealth Solutions (1)	$497,895	$517,976
Health Solutions	1,844	1,903
Investment Management	383,899	310,395
Eliminations/Other	(112,453)	(119,979)
Total AUM and AUA (1)(2)	$771,185	$710,295

AUM	453,755	385,054
AUA (1)	317,429	325,241
Total AUM and AUA (1)(2)	$771,185	$710,295
(1) Effective Q1 2023, includes asset balances associated with non-qualified retirement plans for clients using only our non-qualified solutions. Historical periods presented have been recast to conform with this change.
(2) Includes AUM and AUA related to the divested businesses, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

Results of Operations - Company Condensed Consolidated

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022	Change
Revenues:
Net investment income	$545	$630	$(85)
Fee income	464	433	31
Premiums	685	608	77
Net gains (losses)	(16)	(288)	272
Other revenue	78	40	38
Income (loss) related to consolidated investment entities	79	83	(4)
Total revenues	1,835	1,506	329
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	751	644	107
Operating expenses	836	632	204
Net amortization of Deferred policy acquisition costs and Value of business acquired	59	62	(3)
Interest expense	32	40	(8)
Operating expenses related to consolidated investment entities	16	6	10
Total benefits and expenses	1,694	1,384	310
Income (loss) before income taxes	141	122	19
Income tax expense (benefit)	12	11	1
Net Income (loss)	129	111	18
Less: Net income (loss) attributable to noncontrolling interest	46	43	3
Less: Preferred stock dividends	14	14	—
Net income (loss) available to our common shareholders	$69	$54	$15

Consolidated - Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Total Revenues

Total revenues increased $329 million from $1,506 million to $1,835 million. The following items contributed to the overall increase.

Net investment income decreased $85 million from $630 million to $545 million primarily due to:

•lower alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance.

Fee income increased $31 million from $433 million to $464 million primarily due to:

•higher fee income in Investment Management primarily due to the addition of the AllianzGI business, partially offset by lower average equity markets and higher interest rates.

The increase was partially offset by:

•lower fee income in Wealth Solutions primarily driven by low average equity markets and a lower fee rate.

Premiums increased $77 million from $608 million to $685 million primarily due to:

•higher premiums driven by growth across all blocks of business in Health Solutions.

Net gains (losses) improved $272 million from a loss of $288 million to a loss of $16 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements;
•gains from market value changes associated with our reinsured businesses, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders; and
•higher impairments in the prior period primarily related to CECL.

The improvement was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements.

Other revenue increased $38 million from $40 million to $78 million primarily due to:

•higher other revenue in Health Solutions primarily driven by the Benefitfocus acquisition.

The increase was partially offset by:

•lower revenue from transition services agreements.

Total Benefits and Expenses

Total benefits and expenses increased $310 million from $1,384 million to $1,694 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $107 million from $644 million to $751 million primarily due to:

•a change in the value of an embedded derivative associated with businesses reinsured due to a decrease in interest rates in the current period compared to an increase in interest rates in the prior period, which is fully offset by a corresponding amount in Net gains (losses).

The increase was partially offset by:

•lower claims in Group Life primarily related to COVID-19 impacts in the prior period which did not repeat and a lower loss ratio in Stop Loss, partially offset by an increase in in-force business in Health Solutions.

Operating expenses increased $204 million from $632 million to $836 million primarily due to:

•an increase in Health Solutions and Investment Management expenses primarily driven by the acquisition of Benefitfocus and the addition of the AllianzGI business, respectively, which includes increased seasonal impacts in first quarter;
•an increase in Health Solutions and Wealth Solutions expenses driven by business growth;
•closing and integration costs associated with the acquisition of Benefitfocus;
•integration costs associated with the AllianzGI business;
•an unfavorable change in pension costs; and
•an increase in the amortization of intangible assets associated with acquisitions.

The increase was partially offset by:

•stranded costs in the prior period which did not repeat.

Interest expense decreased $8 million from $40 million to $32 million primarily due to:

•lower interest expense as a result of cumulative debt extinguishment; and
•a loss on debt extinguishment in the prior period.

Adjustments from Income (Loss) before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

For additional information on the reconciliation adjustments listed below, see the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) improved $103 million from a loss of $112 million to a loss of $9 million primarily due to:
•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•higher impairments in the prior period primarily related to CECL.

The improvement was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements.

Other adjustments to operating earnings increased $62 million from a loss of $8 million to a loss of $70 million primarily due to:

•closing and integration costs associated with the acquisition of Benefitfocus;
•integration costs associated with the Allianz GI business;
•an unfavorable change in pension costs; and
•an increase in the amortization of intangible assets associated with acquisitions.

The increase was partially offset by:

•a loss on debt extinguishment in the prior period.

Results of Operations - Segment by Segment

Adjusted operating earnings before income taxes is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings before income taxes should not be viewed as a substitute for GAAP pre-tax income. We believe the presentation of segment adjusted operating earnings before income taxes as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. Refer to the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on the presentation of segment results and our definition of adjusted operating earnings before income taxes.

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$434	$487
Fee income	231	255
Other revenue	20	14
Total adjusted operating revenues	684	756
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	222	218
Operating expenses	308	286
Net amortization of DAC/VOBA	22	24
Total operating benefits and expenses	552	528
Adjusted operating earnings before income taxes	$132	$228

The following table presents Net revenue and Adjusted operating margin for our Wealth Solutions segment as of the dates indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Adjusted operating earnings before income taxes	$132	$228

Total adjusted operating revenues	684	756
Less: Interest credited and other benefits to contract owners/policyholders	222	218
Net revenue	$463	$538

Adjusted operating margin(1)	28.6%	42.4%
(1) Adjusted operating earnings before income taxes divided by Net Revenue.

The following tables present Total Client Assets, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of March 31,
($ in millions)	2023	2022
Full Service	$170,637	$178,126
Recordkeeping	267,038	274,065
Total Defined Contribution	437,675	452,191
Investment-only Stable Value	37,781	40,391
Retail Client and Other Assets	30,012	33,137
Eliminations(1)	(7,574)	(7,743)
Total Client Assets(1)	$497,895	$517,976
(1) Includes asset eliminations which were previously reported in Recordkeeping and Retail Client Assets. Historical periods presented have been recast to conform with this change.

	As of March 31,
($ in millions)	2023	2022
Fee-based	$408,688	$422,629
Spread-based	33,242	33,759
Investment-only Stable Value	37,781	40,391
Retail Client Assets	25,757	28,941
Eliminations(1)	(7,574)	(7,743)
Total Client Assets(2)	$497,895	$517,976
(1) Includes asset eliminations which were previously reported in Recordkeeping and Retail Client Assets. Historical periods presented have been recast to conform with this change.
(2) Effective Q1 2023, includes asset balances associated with non-qualified retirement plans for clients using only our non-qualified solutions. Historical periods presented have been recast to conform with this change.

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Wealth Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Full Service - Corporate markets:
Deposits	$4,621	$4,235
Surrenders, benefits and product charges	(3,477)	(3,623)
Net flows	1,144	612
Full Service - Tax-exempt markets:
Deposits	1,424	1,420
Surrenders, benefits and product charges	(2,586)	(1,586)
Net flows	(1,162)	(165)
Total Full Service Net Flows	$(18)	$446

Recordkeeping and Stable Value:
Recordkeeping Net Flows	$89	$(893)
Investment-only Stable Value Net Flows	$(710)	$1,144

Wealth Solutions - Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Adjusted operating earnings before income taxes decreased $96 million from $228 million to $132 million primarily due to:

•lower alternative asset returns;
•higher expenses primarily driven by business growth; and
•lower fee income and other revenue resulting from lower average equity markets and a lower earned rate.

The decrease was partially offset by:

•higher spread income primarily driven by higher portfolio yield.

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$33	$39
Fee income	21	19
Premiums	675	591
Other revenue	45	(2)
Total adjusted operating revenues	774	647
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	467	478
Operating expenses	204	141
Net amortization of DAC/VOBA	8	6
Total operating benefits and expenses	680	626
Adjusted operating earnings before income taxes	$94	$21

The following table presents Net revenue and Adjusted operating margin for our Health Solutions segment as of the dates indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Adjusted operating earnings before income taxes	$94	$21

Total adjusted operating revenues	774	647
Less: Interest credited and other benefits to contract owners/policyholders	467	478
Net revenue	$306	$169

Adjusted operating margin(1)	30.7%	12.7%
(1) Adjusted operating earnings before income taxes divided by Net Revenue.

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Sales by Product Line:
Group life and Disability	$104	$86
Stop loss	343	323
Total group products	447	409
Voluntary and Other (1)	90	104
Total sales by product line	$538	$513

Total gross premiums and deposits	$761	$660

Group life and Disability	$912	$807
Stop loss	1,457	1,220
Voluntary and Other (1)	930	678
Total annualized in-force premiums and fees	$3,300	$2,705

Loss Ratios:
Group life (interest adjusted)	84.9%	115.8%
Stop loss	70.1%	76.5%
Total Loss Ratio (2)(3)	66.3%	73.3%
(1) Includes benefit administration annual recurring revenue and Health Account Solutions products.
(2) The three months ended March 31, 2023 loss ratio excludes $57 million of favorable reserve impact related to annual review of the assumptions.
(3) Total Loss Ratio is presented on a trailing twelve month basis.

Health Solutions - Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Adjusted Operating earnings before income taxes increased $73 million from $21 million to $94 million primarily due to:

•higher premiums driven by growth across all three lines of business;
•higher other revenue primarily driven by the acquisition of Benefitfocus; and
•lower benefits incurred due to COVID-19 impacts in the prior period which did not repeat and a lower Stop Loss ratio, partially offset by an increase in in-force business.

The increase was partially offset by:

•higher expenses primarily driven by the acquisition of Benefitfocus and business growth; and
•lower investment income primarily driven by lower alternative asset returns.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$10	$11
Fee income	216	165
Other revenue	2	2
Total adjusted operating revenues	229	178
Operating benefits and expenses:
Operating expenses	186	139
Total operating benefits and expenses	186	139
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	42	39
Less: Earnings (loss) attributable to Allianz noncontrolling interest	9	—
Adjusted operating earnings before income taxes	$33	$39

The following table presents Net revenue and Adjusted operating margin for our Investment Management segment as of the dates indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	$42	$39

Total adjusted operating revenues	229	178
Net revenue	$229	$178

Adjusted operating margin(1)	18.5%	21.9%
(1) Adjusted operating earnings before income taxes divided by Net Revenue.

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended March 31,
($ in millions)	2023	2022
Investment Management intersegment revenues	$22	$22

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of March 31,
($ in millions)	2023	2022
External clients:
Institutional(1)	$164,443	$143,581
Retail(1)	126,212	71,578
Total external clients	290,654	215,159
General account	36,934	38,049
Total AUM(1)	327,589	253,208
AUA(2)	56,310	57,187
Total AUM and AUA(1)(2)	$383,899	$310,395
(1) Includes assets associated with the divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Net Flows:
Institutional	$(945)	$2,221
Retail	342	(893)
Divested businesses	(515)	(668)
Total	$(1,118)	$660

Investment Management - Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Adjusted operating earnings before income taxes including Allianz noncontrolling interest increased $3 million from $39 million to $42 million primarily due to:

•higher fee and other revenue primarily due to the addition of the AllianzGI business, partially offset by lower average equity markets and higher interest rates.

The increase was partially offset by:

•higher operating expenses primarily driven by the addition of the AllianzGI business which includes increased seasonal impacts in first quarter.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$4	$1
Other revenue	6	21
Total adjusted operating revenues	11	22
Operating benefits and expenses:
Operating expenses(1)	33	38
Interest expense(2)	47	52
Total operating benefits and expenses	80	90
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	(69)	(68)
Less: Earnings (loss) attributable to Allianz noncontrolling interest	(1)	—
Adjusted operating earnings before income taxes	$(68)	$(68)
(1) Includes expenses from corporate activities, and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Adjusted operating earnings before income taxes including Allianz noncontrolling interest changed $1 million from a loss of $68 million to a loss of $69 million primarily due to:

•lower revenue from transition services agreements; and
•higher incentive compensation.

The change was partially offset by:

•stranded costs in the prior period which did not repeat; and
•lower interest expense as a result of cumulative debt extinguishments.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included in segment Adjusted operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations, which excludes alternative investments and income that are a component of Income (loss) related to businesses exited or to be exited through reinsurance or divestment. These alternative investments are carried at fair value, which is estimated based on the net asset value ("NAV") of these funds.

While investment income on these assets can be volatile, based on current plans, we expect to earn 9.0% on these assets over the long term.

The following table presents alternative investment income and average assets of alternative investments for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Wealth Solutions:
Alternative investment income	$11	$89
Average alternative investment	1,659	1,534
Health Solutions:
Alternative investment income	1	9
Average alternative investment	125	170
Investment Management:
Alternative investment income	9	11
Average alternative investment	318	351

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

These sources of funds include the $500 million revolving credit sublimit of our senior unsecured credit facility and reciprocal borrowing facilities maintained with Voya Financial, Inc.'s subsidiaries as well as alternate sources of liquidity described below.

We estimate that our excess capital (which we define as the amount of total adjusted capital in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of March 31, 2023, was approximately $0.5 billion. As of March 31, 2023, our estimated combined RBC ratio, with adjustments for certain intercompany transactions, was 426%.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Three Months Ended March 31,
($ in millions)	2023	2022
Beginning cash and cash equivalents balance	$209	$202
Sources:
Dividends and returns of capital from subsidiaries	402	38
Repayment of loans to subsidiaries, net of new issuances	399	810
Amounts received from subsidiaries under tax sharing agreements, net	7	—
Settlement of amounts due from (to) subsidiaries and affiliates, net	34	63
Collateral received, net	11	—
Asset maturities and investment income, net	—	25
Other, net	6	13
Total sources	859	949
Uses:
Premium paid and other fees related to debt extinguishment	—	2
Payment of interest expense	26	24
Capital provided to subsidiaries	8	—
Payment for business acquisitions	558	—
Repayments of loans from subsidiaries, net of repayments	192	—
Debt repurchase	—	192
New issuances of loans to subsidiaries, net of repayments	—	142
Amounts paid to subsidiaries under tax sharing agreements, net	—	2
Payment of income taxes, net	2	—
Common stock acquired - Share repurchase	—	500
Share-based compensation	35	37
Dividends paid on preferred stock	14	14
Dividends paid on common stock	20	21
Collateral delivered, net	—	15
Asset purchases and investment expense, net	2	—
Total uses	857	949
Net increase in cash and cash equivalents	2	—
Ending cash and cash equivalents balance	$211	$202

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

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the three months ended March 31, 2023. As of March 31, 2023, we were authorized to repurchase shares up to an aggregate purchase price of $271 million.

On April 28, 2022, the Board of Directors provided share repurchase authorization, increasing the aggregate amount of our common stock authorized for repurchase by $500 million. On April 27, 2023, the share repurchase authorization, which had an original expiration of June 30, 2023, was extended by the Board of Directors through September 30, 2023 and does not obligate us to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Dividends paid on common shares	$20	$21
Repurchases of common shares (at cost)	—	445
Total	$20	$466

Debt

As of March 31, 2023, we had $143 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt.

The following table summarizes our borrowing activities for the three months ended March 31, 2023:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Total long-term debt	$2,094	$—	$—	$—	$2,094

On April 14, 2023, we delivered to the holders of the 5.650% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 (the "2053 Notes") a notice of redemption, notifying those noteholders that we have elected to redeem all of the outstanding $393 million aggregate principal amount of the 2053 Notes at par.

See the Financing Agreements and Shareholders’ Equity Notes to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details on changes in debt and equity during the year.

Put Option Agreement for Senior Debt Issuance

On May 1, 2023, we exercised the put option (the “Put Option”) pursuant to the Put Option Agreement, dated March 17, 2015, with Peachtree Corners Funding Trust (the “Trust”), a Delaware trust formed in connection with the sale by the Trust of pre-capitalized trust securities (“P-Caps”), that provided us the right to issue up to $500 million aggregate principal amount of our 3.976% Senior Notes due 2025 (the “3.976% Senior Notes”) to the Trust in exchange for a corresponding amount of U.S. Treasury securities that are held by the Trust.

On May 3, 2023, we issued $400 million aggregate principal amount of 3.976% Senior Notes to the Trust, and we received approximately $400 million of U.S. Treasury securities. The proceeds from the sale of the U.S. Treasury securities received by us in exchange for the 3.976% Senior Notes will be used to redeem the 2053 Notes on May 15, 2023.

See the Financing Agreements Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information on the Put Option and the 3.976% Senior Notes.

Senior Unsecured Credit Facility

See the Financing Agreements Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information on the senior unsecured credit facility.

Other Credit Facilities

We have historically used credit facilities to provide collateral for affiliated reinsurance transactions with captive insurance subsidiaries. These arrangements, which facilitated the financing of statutory reserve requirements, primarily related to our divested businesses. See the Financing Agreements Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information on credit facilities.

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

We did not recognize any asset or liability as of March 31, 2023 in relation to intercompany indemnifications, guarantees or support agreements. As of March 31, 2023, no guarantees existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of March 31, 2023, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.4 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of March 31, 2023, Voya Financial, Inc. had $594 million outstanding borrowings from subsidiaries and had loaned $281 million to its subsidiaries.

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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium or long-term trend in credit fundamentals, which if continued, may lead to a rating change. In December of 2022, Moody’s confirmed its outlook for the U.S. life insurance sector as stable. Also, in November of 2022, A.M. Best maintained a stable outlook on the U.S. life insurance sector. Additionally, Fitch continues to have a neutral outlook for the North American life insurance sector.

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

Our Principal Insurance Subsidiaries domiciled in Connecticut and Minnesota both have ordinary dividend capacity for 2023. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies.

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2023	2022	2023	2022
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$—	$48	$—	$—
ReliaStar Life Insurance Company ("RLI") (MN)	—	—	402	—

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our total capitalization. The following table presents our leverage ratios for the periods indicated:

	March 31,	December 31,
($ in millions)	2023	2022
Financial Debt
Total financial debt	$2,237	$2,235
Other financial obligations(1)	335	265
Total financial obligations	2,572	2,500
Mezzanine equity
Allianz noncontrolling interest	166	166
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	5,887	5,792
Total equity, excluding AOCI	6,499	6,404
AOCI	(2,545)	(3,055)
Total Voya Financial, Inc. shareholders' equity	3,954	3,349
Noncontrolling interest	1,567	1,482
Total shareholders' equity	$5,521	$4,831
Capital
Capitalization(3)	$6,191	$5,584
Adjusted capitalization excluding AOCI(4)	$10,804	$10,552
Leverage Ratios
Debt-to-Capital Ratio(5)	36.1%	40.0%
Financial Leverage excluding AOCI(6)	29.5%	29.5%
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

Our Financial Leverage Ratio, excluding AOCI, remained flat at 29.5% from December 31, 2022 to March 31, 2023.

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

Effective January 1, 2023, we adopted Accounting Standards Update ("ASU") 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts ("ASU 2018-12"). As a result, we made changes to the Reserves for future policy benefits critical accounting estimate, which are noted below and are further described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. In addition, deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") are no longer considered critical estimates, as the amortization methodology is no longer subject to a significant degree of variability and does not require a high degree of judgment. The above critical accounting estimates that were not impacted as a result of the adoption of ASU 2018-12 are described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K.

Reserves for Future Policy Benefits

Principal assumptions used to establish the liability for future policy benefits include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, inflation, and benefit utilization. Other than interest rate assumptions, these assumptions are based on our experience and periodically reviewed against industry standards. The assumptions used require considerable judgments. Changes in, or deviations from, the assumptions used can significantly affect our reserve levels and related results of operations.
•Mortality is the incidence of death among policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. We utilize a combination of actual and industry experience when setting our mortality assumptions.
•A lapse rate is the percentage of in-force policies surrendered by the policyholder or canceled by us due to nonpayment of premiums.

Interest rates used to calculate these reserves are based on an upper-medium grade (low-credit-risk) fixed-income instrument yield derived from observable market data.

Insurance and Other Reserves

Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums.

Assumptions that are critical to the determination of expected future benefit payments and premium cash flows include estimates of mortality and persistency and represent management’s best estimates of future outcome. We review these assumptions at least annually against actual experience and, based on additional information that becomes available, update them if necessary. The annual review of assumptions is generally performed in the third quarter and could have a significant impact on our reserves and results of operations.

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

Universal and Variable Universal Life: Reserves for universal life ("UL") and variable universal life ("VUL") secondary guarantees and paid-up guarantees are calculated by estimating the expected value of death benefits payable and recognizing those benefits ratably over the accumulation period based on total expected assessments. The reserve for such products recognizes the portion of contract assessments received in early years used to compensate us for benefits provided in later years. Key assumptions used in estimating these reserves include rates of interest, lapse, and mortality.

See the Reserves for Future Policy Benefits and Contract Owner Account Balances Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on our reserves for future policy benefits and contract owner account balances.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on traditional reserves. The following table presents the estimated instantaneous net impact to income of various assumption changes on our reserves for future policy benefits and reinsurance. The effects are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred.

($ in millions)	As of March 31, 2023
An assumed increase in future mortality by 1%	$(1.5)
An assumed increase in future morbidity by 1%	$(0.2)
An assumed increase in future persistency by 1%	$(0.3)

Increased assumed future mortality, morbidity, or persistency generally increases future policy benefits, thus decreasing income before income taxes.

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

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA of 2022”), which imposes a 15% alternative minimum tax (“CAMT”) on the adjusted financial statement income of large corporations and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. The Internal Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. If the CAMT applies, we will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards. We do expect to be subject to the 1% excise tax but do not expect that it will have a material impact to our financial statements.

See the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information.

Investments (excluding Consolidated Investment Entities)

Investments for our general account are primarily managed by our wholly owned asset manager, Voya Investment Management LLC, pursuant to investment advisory agreements with affiliates. In addition, our internal treasury group manages our holding company liquidity investments, primarily money market funds.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2023		December 31, 2022
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, net of allowance	$27,018	69.8%	$27,044	69.1%
Fixed maturities, at fair value option	2,224	5.7%	2,151	5.5%
Equity securities, at fair value	308	0.8%	336	0.9%
Short-term investments(1)	33	0.1%	356	0.9%
Mortgage loans on real estate, net of allowance	5,329	13.8%	5,427	13.9%
Policy loans	359	0.9%	363	0.9%
Limited partnerships/corporations	1,794	4.6%	1,781	4.6%
Derivatives	342	0.9%	422	1.1%
Other investments	70	0.2%	68	0.1%
Securities pledged	1,226	3.2%	1,162	3.0%
Total investments	$38,703	100.0%	$39,110	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	March 31, 2023
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$428	1.3%	$432	1.4%
U.S. Government agencies and authorities	54	0.2%	57	0.2%
State, municipalities and political subdivisions	949	2.9%	853	2.8%
U.S. corporate public securities	9,132	27.5%	8,290	27.2%
U.S. corporate private securities	5,088	15.4%	4,780	15.7%
Foreign corporate public securities and foreign governments(1)	3,259	9.8%	2,957	9.7%
Foreign corporate private securities(1)	3,151	9.5%	2,992	9.8%
Residential mortgage-backed securities	4,190	12.7%	3,977	13.1%
Commercial mortgage-backed securities	4,415	13.3%	3,842	12.6%
Other asset-backed securities	2,439	7.4%	2,288	7.5%
Total fixed maturities, including securities pledged	$33,105	100.0%	$30,468	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2022
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$590	1.8%	$581	1.9%
U.S. Government agencies and authorities	58	0.2%	59	0.2%
State, municipalities and political subdivisions	978	2.9%	845	2.8%
U.S. corporate public securities	9,343	27.6%	8,201	27.0%
U.S. corporate private securities	5,087	15.1%	4,692	15.5%
Foreign corporate public securities and foreign governments(1)	3,343	9.9%	2,949	9.7%
Foreign corporate private securities(1)	3,254	9.7%	3,034	10.0%
Residential mortgage-backed securities	4,230	12.6%	3,977	13.1%
Commercial mortgage-backed securities	4,466	13.3%	3,883	12.8%
Other asset-backed securities	2,307	6.9%	2,136	7.0%
Total fixed maturities, including securities pledged	$33,656	100.0%	$30,357	100.0%
(1)Primarily U.S. dollar denominated.

As of March 31, 2023, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2023
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$432	$—	$—	$—	$—	$—	$432
U.S. Government agencies and authorities	57	—	—	—	—	—	57
State, municipalities and political subdivisions	805	48	—	—	—	—	853
U.S. corporate public securities	2,503	5,433	315	39	—	—	8,290
U.S. corporate private securities	1,733	2,712	237	90	8	—	4,780
Foreign corporate public securities and foreign governments(1)	914	1,860	116	66	—	1	2,957
Foreign corporate private securities(1)	380	2,479	99	24	10	—	2,992
Residential mortgage-backed securities	3,699	251	5	1	11	10	3,977
Commercial mortgage-backed securities	3,239	496	88	12	5	2	3,842
Other asset-backed securities	1,912	316	8	10	1	41	2,288
Total fixed maturities	$15,674	$13,595	$868	$242	$35	$54	$30,468
% of Fair Value	51.5%	44.6%	2.8%	0.8%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$581	$—	$—	$—	$—	$—	$581
U.S. Government agencies and authorities	59	—	—	—	—	—	59
State, municipalities and political subdivisions	787	58	—	—	—	—	845
U.S. corporate public securities	2,485	5,357	307	36	—	16	8,201
U.S. corporate private securities	1,684	2,677	234	89	8	—	4,692
Foreign corporate public securities and foreign governments(1)	945	1,829	104	64	—	7	2,949
Foreign corporate private securities(1)	367	2,531	99	26	11	—	3,034
Residential mortgage-backed securities	3,919	34	4	1	10	9	3,977
Commercial mortgage-backed securities	3,258	521	85	12	5	2	3,883
Other asset-backed securities	1,767	325	7	10	6	21	2,136
Total fixed maturities	$15,852	$13,332	$840	$238	$40	$55	$30,357
% of Fair Value	52.2%	43.9%	2.8%	0.8%	0.1%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	March 31, 2023
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$432	$—	$—	$—	$—	$432
U.S. Government agencies and authorities	52	5	—	—	—	57
State, municipalities and political subdivisions	51	502	252	48	—	853
U.S. corporate public securities	28	406	2,306	5,184	366	8,290
U.S. corporate private securities	59	190	1,410	2,753	368	4,780
Foreign corporate public securities and foreign governments(1)	8	145	795	1,802	207	2,957
Foreign corporate private securities(1)	—	57	299	2,484	152	2,992
Residential mortgage-backed securities	3,176	193	115	211	282	3,977
Commercial mortgage-backed securities	1,312	426	909	1,058	137	3,842
Other asset-backed securities	209	479	1,196	320	84	2,288
Total fixed maturities	$5,327	$2,403	$7,282	$13,860	$1,596	$30,468
% of Fair Value	17.5%	7.9%	23.9%	45.5%	5.2%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2022
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$581	$—	$—	$—	$—	$581
U.S. Government agencies and authorities	51	8	—	—	—	59
State, municipalities and political subdivisions	48	503	236	58	—	845
U.S. corporate public securities	29	408	2,320	5,063	381	8,201
U.S. corporate private securities	58	185	1,368	2,728	353	4,692
Foreign corporate public securities and foreign governments(1)	8	168	802	1,774	197	2,949
Foreign corporate private securities(1)	—	42	297	2,541	154	3,034
Residential mortgage-backed securities	3,089	188	113	206	381	3,977
Commercial mortgage-backed securities	1,304	425	927	1,058	169	3,883
Other asset-backed securities	187	447	1,117	330	55	2,136
Total fixed maturities	$5,355	$2,374	$7,180	$13,758	$1,690	$30,357
% of Fair Value	17.6%	7.8%	23.7%	45.3%	5.6%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $543 million from $3.5 billion to $2.9 billion for the three months ended March 31, 2023. The decrease in unrealized losses was driven by lower interest rates across the yield curve.

As of March 31, 2023 and December 31, 2022, we held eight and ten fixed maturities with unrealized capital loss in excess of $10 million, respectively. As of March 31, 2023 and December 31, 2022, the unrealized capital losses on these fixed maturities equaled $88 million or 3.0% and $114 million or 3.3% of the total unrealized losses, respectively.

As of March 31, 2023, we held $1.9 billion of energy sector fixed maturity securities, constituting 6.3% of the total fixed maturities portfolio, with gross unrealized capital losses of $127 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $11 million. As of March 31, 2023, our fixed maturity exposure to the energy sector is comprised of 89.8% investment grade securities.

As of December 31, 2022, we held $1.9 billion of energy sector fixed maturity securities, constituting 6.1% of the total fixed maturities portfolio, with gross unrealized capital losses of $160 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $11 million. As of December 31, 2022, our fixed maturity exposure to the energy sector is comprised of 88.0% investment grade securities.

See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	March 31, 2023			December 31, 2022
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$1,954	$1,969	88.0%	$2,267	$2,270	97.9%
2	248	250	11.2%	33	32	1.4%
3	—	—	—%	—	—	—%
4	—	—	—%	—	—	—%
5	5	9	0.4%	5	7	0.3%
6	9	10	0.4%	8	9	0.4%
Total	$2,216	$2,238	100.0%	$2,313	$2,318	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see Fixed Maturities Credit Quality-Ratings in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	March 31, 2023			December 31, 2022
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$10,679	$180	$350	$12,414	$215	$350

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	March 31, 2023			December 31, 2022
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$70	$81	3.6%	$70	$79	3.4%
Interest Only (IO)	974	975	43.5%	914	915	39.5%
Inverse IO	574	581	26.0%	527	528	22.8%
Principal Only (PO)	76	78	3.5%	77	79	3.4%
Floater	5	6	0.3%	6	6	0.3%
Agency Credit Risk Transfer	455	455	20.3%	645	638	27.5%
Other	62	62	2.8%	74	73	3.1%
Total	$2,216	$2,238	100.0%	$2,313	$2,318	100.0%

During the three months ended March 31, 2023, the market value of our CMO-B securities portfolio was modestly lower on a combination of transactional activity and offsetting valuation movements among tranche types.
The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Net investment income (loss)	$88	$135
Net gains (losses)(1)	(18)	(127)
Income (loss) before income taxes	$70	$8
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Income (loss) before income taxes	$70	$8
Realized gains (losses) including impairment	(2)	5
Fair value adjustments	(11)	32
Total adjustments to income (loss)	(13)	37
Adjusted operating earnings before income taxes	$57	$45

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	March 31, 2023
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,071	$22	$37	$1	$2,057
Prime Non-Agency	2,044	13	218	1	1,840
Alt-A	62	4	2	2	66
Sub-Prime(1)	29	1	1	—	29
Total RMBS	$4,206	$40	$258	$4	$3,992
(1) Includes subprime other asset backed securities.

	December 31, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,957	$19	$50	$1	$1,927
Prime Non-Agency	2,194	10	238	—	1,966
Alt-A	66	5	2	2	71
Sub-Prime(1)	30	1	1	—	30
Total RMBS	$4,247	$35	$291	$3	$3,994
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of the dates indicated:

	March 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2017 and prior	$840	$742	$219	$208	$339	$306	$307	$257	$114	$98	$1,819	$1,611
2018	111	97	20	18	87	77	40	32	19	14	277	238
2019	169	152	38	35	121	107	307	246	13	11	648	551
2020	69	62	31	27	74	60	158	128	—	—	332	277
2021	237	183	90	81	240	213	335	293	3	3	905	773
2022	91	76	55	52	153	142	115	102	11	11	425	383
2023	—	—	5	5	4	4	—	—	—	—	9	9
Total CMBS	$1,517	$1,312	$458	$426	$1,018	$909	$1,262	$1,058	$160	$137	$4,415	$3,842

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2017 and prior	$835	$724	$228	$214	$345	$314	$320	$274	$109	$97	$1,837	$1,623
2018	110	95	20	18	96	86	40	33	19	15	285	247
2019	169	149	38	36	130	115	297	241	8	6	642	547
2020	74	66	31	27	74	59	155	125	—	—	334	277
2021	238	181	86	77	213	187	324	283	8	8	869	736
2022	105	89	58	53	178	166	115	102	43	43	499	453
Total CMBS	$1,531	$1,304	$461	$425	$1,036	$927	$1,251	$1,058	$187	$169	$4,466	$3,883

As of March 31, 2023, 84.3% and 12.9% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 83.7% and 13.6% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	March 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$155	$152	$403	$391	$1,120	$1,060	$123	$113	$77	$59	$1,878	$1,775
Auto-Loans	1	1	7	6	—	—	—	—	—	—	8	7
Student Loans	12	12	86	78	—	—	—	—	—	—	98	90
Credit Card loans	—	—	—	—	3	3	—	—	—	—	3	3
Other Loans	51	44	3	3	147	134	223	204	12	13	436	398
Total Other ABS(1)	$219	$209	$499	$478	$1,270	$1,197	$346	$317	$89	$72	$2,423	$2,273
(1) Excludes subprime other asset backed securities.

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$135	$131	$375	$359	$1,064	$1,001	$121	$112	$60	$42	$1,755	$1,645
Auto-Loans	1	1	8	7	—	—	—	—	—	—	9	8
Student Loans	12	12	86	77	—	—	1	—	—	—	99	89
Credit Card loans	—	—	—	—	3	2	—	—	—	—	3	2
Other Loans	52	43	3	3	129	114	240	215	—	—	424	375
Total Other ABS(1)	$200	$187	$472	$446	$1,196	$1,117	$362	$327	$60	$42	$2,290	$2,119
(1) Excludes subprime other asset backed securities.

As of March 31, 2023, 83.5% and 13.9% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 82.9% and 15.4% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of March 31, 2023, our mortgage loans on real estate portfolio had a weighted average DSC of 1.89 times and a weighted average LTV ratio of 45.0%. As of December 31, 2022, our mortgage loans on real estate portfolio had a weighted average DSC of 1.91 times, and a weighted average LTV ratio of 45.4%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of March 31, 2023, our total European exposure had an amortized cost and fair value of $3,079 million and $2,843 million, respectively. Some of the major country level exposures were in the United Kingdom of $1,225 million, in France of $273 million, in The Netherlands of $247 million, in Switzerland of $200 million, in Germany of $204 million, in Ireland of $181 million, and in Belgium of $61 million. Our direct exposure in Eastern Europe was less than $1 million.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the “Parent Issuer”) has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, with an aggregate principal amount of $1.1 billion as of March 31, 2023 and December 31, 2022 (collectively, the “Senior Notes”) and (ii) the 5.65% fixed-to-floating rate junior subordinated notes due 2053 and the 4.7% fixed-to-floating junior subordinated notes due 2048, with an aggregate principal amount of $724 million as of March 31, 2023 and December 31, 2022 (collectively, the “Junior Subordinated Notes” and, together with the Senior Notes, the “Registered Notes”).

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated:

	As of and for the
($ in millions)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Summarized Statement of Operations Information:
Total revenues	$22	$(21)
Total benefits and expenses	56	205
Income (loss), net of tax	(53)	346
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(53)	346
Net income (loss) available to Obligor Group	(53)	346

Summarized Balance Sheet Information
Total investments	20	29
Cash and cash equivalents	234	210
Deferred income tax assets	885	910
Goodwill	94	94
Loans to non-obligated subsidiaries	281	89
Due from non-obligated subsidiaries	13	15
Total assets	1,540	1,359

Short-term debt with non-obligated subsidiaries	656	262
Long-term debt	2,094	2,094
Total liabilities	$2,945	$2,554

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of March 31, 2023:

	As of March 31, 2023
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$30,468	$(1,901)	$2,126
Mortgage loans on real estate	—	5,078	(170)	184
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	36,635	(1,614)	2,686
Funding agreements with fixed maturities	—	1,358	(39)	40
Supplementary contracts and immediate annuities	—	640	(45)	8
Derivatives:
Interest rate contracts	16,586	91	190	(176)
Long-term debt	—	1,935	(108)	126
Stabilizer and MCGs	—	3	6	8
Embedded derivatives on reinsurance	—	(23)	42	(48)
(1) Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.
(2)    (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3)    Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Stabilizer and MCGs section of the table above.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2023. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in insurance contracts. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2023:

	As of March 31, 2023
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$308	$31	$(31)
Limited liability partnerships/corporations	—	1,794	108	(108)
Derivatives:
Equity futures and total return swaps	231	1	14	(14)
Equity options	37	1	—	—
Financial liabilities with equity market risk:
Stabilizer and MCGs	—	3	—	—
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report on Form 10-K") (File No. 001-35897) and Trends and Uncertainties in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2023 - January 31, 2023	18,016	$61.89	—	$271
February 1, 2023 - February 28, 2023	469,822	74.35	—	271
March 1, 2023 - March 31, 2023	30,951	69.77	—	271
Total	518,789	$73.64	—	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended March 31, 2023, there was an increase of 518,789 Treasury shares in connection with such withholding activities.

Item 5.         Other Information

Fourth Amended and Restated Credit Agreement

On May 1, 2023, Voya Financial, Inc. amended and restated the terms of the Third Amended and Restated Revolving Credit Agreement (the “Third Amended and Restated Credit Agreement”), dated as of November 1, 2019 (and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 6, 2019), by entering into a Fourth Amended and Restated Revolving Credit Agreement (the “Fourth Amended and Restated Credit Agreement”) with a syndicate of banks and Bank of America, N.A., as Administrative Agent. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Fourth Amended and Restated Credit Agreement.

The Fourth Amended and Restated Credit Agreement modifies several of the terms of the Third Amended and Restated Credit Agreement, including extending the maturity thereof to May 1, 2028 and replacing the LIBOR-based reference interest rate option with a reference rate based upon Term SOFR or SOFR Daily Floating Rate.

Availability

Under the terms of the Fourth Amended and Restated Credit Agreement, an aggregate amount of up to $500 million is available for revolving loan borrowings and issuances of letters of credit (“LOCs”), including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25 million.

Repayment

The Fourth Amended and Restated Credit Agreement matures on May 1, 2028, and any loan still outstanding will be due in full immediately on that date and any LOC obligation still outstanding on that date must be cash collateralized until no such obligations are outstanding. Loans under the Fourth Amended and Restated Credit Agreement may be pre-paid at any time in whole or in part without premium or penalty, subject to breakage fees in the event of a prepayment of a SOFR Daily Floating Rate Loan or Term SOFR Loan other than at the end of the applicable interest period. In most circumstances, amounts repaid or prepaid (whether voluntary or otherwise) may be re-borrowed, subject to certain conditions precedent to borrowing. The unutilized portion of any commitment under the Fourth Amended and Restated Credit Agreement may be reduced or terminated by us at any time without penalty.

Interest Rates and Fees

Each Term SOFR Loan or SOFR Daily Floating Rate Loan under the Fourth Amended and Restated Credit Agreement bears interest on the outstanding principal amount owing at a rate equal to Term SOFR or SOFR Daily Floating Date, as applicable (which cannot be less than zero), plus, in each case, an applicable credit spread adjustment of 0.10% and the applicable rate described below. A Base Rate Loan under the Fourth Amended and Restated Credit Agreement bears interest at a rate per annum equal to the applicable rate described below plus the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” (c) Term SOFR in effect for such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day) plus one percent (1.00%) and (d) one percent (1.00%). The Company pays a fee based on the face value of letters of credit using the applicable rates below.

In addition, the Company pays a commitment fee calculated by multiplying the applicable rate listed in the table below by the unused capacity available under the Fourth Amended and Restated Credit Agreement.

The applicable rate means a percentage per annum to be determined in accordance with the following Debt Rating based pricing grid.

Debt Ratings S&P/Moody's	Commitment Fee	Letters of Credit	Term SOFR+	Base Rate +
≥ A/A2	0.090%	0.750%	0.875%	0.00%
A- / A3	0.110%	0.875%	1.000%	0.00%
BBB+ / Baa1	0.125%	1.000%	1.125%	0.125%
BBB / Baa2	0.175%	1.250%	1.375%	0.375%
≤ BBB- / Baa3	0.225%	1.500%	1.625%	0.625%

Guarantee

Voya Holdings Inc., a wholly-owned subsidiary of the Company, has provided a guarantee to the lenders under the Fourth Amended and Restated Credit Agreement in connection with the obligations owed thereunder.

Covenants

The Fourth Amended and Restated Credit Agreement contains negative covenants customarily included in a loan agreement of this type, including restrictions on (i) the granting of liens securing indebtedness for borrowed money, (ii) the incurrence of indebtedness and (iii) the sale of all or substantially all assets of the Company and its subsidiaries. In addition, the Fourth Amended and Restated Credit Agreement also contains certain financial covenants, including (i) a requirement to maintain a minimum net worth of $4,998 billion, with adjustments for equity issuances after December 31, 2022 and (ii) a requirement to ensure that debt does not exceed 35% of Total Capitalization.

The Fourth Amended and Restated Credit Agreement requires the Company to deliver its financial statements to the Administrative Agent for distribution to each lender (if they are not posted on EDGAR), and to observe (and cause certain of our subsidiaries to observe) certain affirmative covenants subject to materiality and other customary and agreed exceptions. These affirmative covenants include (i) payment of obligations, (ii) preservation of corporate existence and maintenance of assets (including intellectual property rights and relevant licenses), (iii) maintenance of properties, (iv) maintenance of insurance, (v) maintenance of books and records, (vi) inspection rights and (vii) use of proceeds.

Events of Default

The Fourth Amended and Restated Credit Agreement sets out certain customary events of default (subject to applicable grace periods) including for, but not limited to, non-payment, breach of certain covenants, breach of representations or warranties, cross default of certain other Indebtedness and the occurrence of an ERISA Event. A Change of control will constitute an event of default.

Incorporation by Reference

The foregoing description is qualified in its entirety by reference to the Fourth Amended and Restated Credit Agreement, a copy of which is attached as Exhibit 10.4 hereto and is incorporated herein by reference.

Redemption of Junior Subordinated Notes and P-Caps Exercise

As previously disclosed in a Current Report on Form 8-K (File No. 001-35897) filed on April 14, 2023, the Company issued a notice of redemption for its $393 million outstanding 5.650% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 (the “2053 Notes”) to redeem the 2053 Notes on May 15, 2023, prior to a reset of the annual interest rate on the 2053 Notes to LIBOR plus 3.580% (or approximately 8.5% based on prevailing interest rates as of March 31. 2023).

To fund the redemption of the 2053 Notes, on May 1, 2023, the Company exercised the put option (the “Put Option”) pursuant to the Put Option Agreement, dated March 17, 2015, with Peachtree Corners Funding Trust (the “Trust”), a Delaware trust formed in connection with the sale by the Trust of pre-capitalized trust securities (“P-Caps”), that provided the Company the right to issue up to $500 million aggregate principal amount of its 3.976% Senior Notes due 2025 (the “3.976% Senior Notes”) to the Trust in exchange for a corresponding amount of U.S. Treasury securities that are held by the Trust. The issuance of the 3.976% Senior Notes to fund the redemption of the 2053 Notes reduces the Company’s annualized interest expense by approximately $19 million (based on prevailing interest rates as of March 31, 2023) compared to what it would have been if the 2053 Notes were not redeemed on May 15, 2023.

On May 3, 2023, the Company issued $400 million aggregate principal amount of 3.976% Senior Notes to the Trust, pursuant to the Indenture, dated as of July 13, 2012 (the “Base Indenture”), among ING U.S., Inc. (subsequently renamed Voya Financial, Inc.), Lion Connecticut Holdings Inc. (subsequently renamed Voya Holdings Inc.) (the “Guarantor”) and U.S. Bank National Association (the predecessor to U.S. Bank Trust Company, National Association) (the “Notes Trustee”), as supplemented by the Fourth Supplemental Indenture, dated as of March 17, 2015, among the Company, the Guarantor and the Notes Trustee (the “Fourth Supplemental Indenture”, and together with the Base Indenture, the “Indenture”), and the Company received approximately $400 million of U.S. Treasury securities, with $100 million in remaining capacity for a future exercise of the Put Option. The proceeds from the sale of the U.S. Treasury securities received by the Company in exchange for the issuance of the 3.976% Senior Notes will be used to redeem the 2053 Notes on May 15, 2023.

The 3.976% Senior Notes bear interest at a rate of 3.976% per annum and will mature on February 15, 2025. Interest on the 3.976% Senior Notes is payable semi-annually on February 15 and August 15 each year, beginning on August 15, 2023.

The Put Option Agreement, the Fourth Supplemental Indenture and the form of 3.976% Senior Note are filed as Exhibits 4.1, 4.2 and 4.3, respectively, hereto and are incorporated by reference herein. The foregoing descriptions of the Put Option Agreement, the Indenture and the 3.976% Senior Notes do not purport to be complete and are qualified in their entirety by reference to the full text of the Put Option, the Indenture and the 3.976% Senior Notes, respectively.

Item 6.        Exhibits

See Exhibit Index on the following page.

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
4.1+
Put Option Agreement, dated as of March 17, 2015 among Voya Financial, Inc., Voya Holdings Inc., Peachtree Corners Funding Trust, U.S. Bank National Association (as predecessor to U.S. Bank Trust Company National Association), as put option calculation agent, and U.S. Bank National Association (as predecessor to U.S. Bank Trust Company, National Association), as Notes Trustee

4.2+
Fourth Supplemental Indenture, dated as of March 17, 2015, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association (the predecessor to U.S. Bank Trust Company, National Association), as Trustee

4.3+	Form of 3.976% Senior Note due 2025 (included in Exhibit 4.2 hereto)
10.1
Amendment No. 3 to Warrant Agreement, dated as of February 22, 2023, among Voya Financial, Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed February 24, 2023)

10.2+	Form of Executive Chairman 2023 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan
10.3+	Form of Executive Officer 2023 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan
10.4+*	Fourth Amended and Restated Revolving Credit Agreement dated as of May 1, 2023, among Voya Financial, Inc., Bank of America N.A. and the other parties thereto
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Heather H. Lavallee Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Donald C. Templin, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Heather H. Lavallee Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Donald C. Templin, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+ Filed herewith.
*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, however, that Voya may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2023			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Donald C. Templin
Donald C. Templin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

