Form 10-Q
period 2023-06-30
Voya Financial, Inc.
filed 2023-08-03
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 28, 2023, 105,780,098 shares of Common Stock, 0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended June 30, 2023

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, such as those relating to Federal taxation, state insurance regulations and NAIC regulations and guidelines, (xi) changes in the policies of governments and/or regulatory authorities, and (xii) our ability to successfully manage the separation of the Individual Life business that we sold to Resolution Life US on January 4, 2021, and (xiii) our ability to realize the expected financial and other benefits from various acquisitions, including the transaction with Allianz Global Investors U.S. LLC and Benefitfocus, Inc. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties" in the Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-35897) (the "Annual Report on Form 10-K") and in this Quarterly Report on Form 10-Q.
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	June 30, 2023	December 31, 2022
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $28,812 as of 2023 and $30,202 as of 2022; net of allowance for credit losses of $16 as of 2023 and $12 as of 2022)	$25,955	$27,044
Fixed maturities, at fair value using the fair value option	2,090	2,151
Equity securities, at fair value	309	336
Short-term investments	49	356
Mortgage loans on real estate (net of allowance for credit losses of $27 as of 2023 and $18 as of 2022)	5,339	5,427
Policy loans	358	363
Limited partnerships/corporations	1,800	1,781
Derivatives	444	422
Other investments	69	68
Securities pledged (amortized cost of $1,266 as of 2023 and $1,303 as of 2022)	1,148	1,162
Total investments	37,561	39,110
Cash and cash equivalents	1,195	919
Short-term investments under securities loan agreements, including collateral delivered	1,089	1,179
Accrued investment income	417	425
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $26 as of 2023 and $32 as of 2022)	12,131	12,426
Deferred policy acquisition costs and Value of business acquired	2,304	2,363
Deferred income taxes	2,161	2,223
Goodwill	646	327
Other intangibles, net	908	631
Other assets (net of allowance for credit losses of $1 as of 2023 and 2022)	2,626	2,625
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	3,120	2,802
Cash and cash equivalents	154	88
Corporate loans, at fair value using the fair value option	1,432	1,293
Other assets	21	21
Assets held in separate accounts	88,851	80,174
Total assets	$154,616	$146,606

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	June 30, 2023	December 31, 2022
Liabilities:
Future policy benefits	$9,653	$9,719
Contract owner account balances	40,930	42,455
Payables under securities loan and repurchase agreements, including collateral held	1,301	1,302
Short-term debt	143	141
Long-term debt	2,095	2,094
Derivatives	400	389
Other liabilities	2,994	2,901
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,331	1,234
Other liabilities	1,390	1,200
Liabilities related to separate accounts	88,851	80,174
Total liabilities	$149,088	$141,609

Commitments and Contingencies (Note 17)

Mezzanine equity:
Redeemable noncontrolling interest	$171	$166

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2023 and 2022 respectively)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 109,286,448 and 97,789,852 shares issued as of 2023 and 2022, respectively; 105,720,303 and 97,186,970 shares outstanding as of 2023 and 2022, respectively)	1	1
Treasury stock (at cost; 3,566,145 and 602,882 shares as of 2023 and 2022, respectively)	(248)	(39)
Additional paid-in capital	6,695	6,643
Accumulated other comprehensive income (loss)	(2,791)	(3,055)
Retained earnings (deficit):
Unappropriated	40	(201)
Total Voya Financial, Inc. shareholders' equity	3,697	3,349
Noncontrolling interest	1,660	1,482
Total shareholders' equity	5,357	4,831
Total liabilities, mezzanine equity and shareholders' equity	$154,616	$146,606

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net investment income	$545	$581	$1,090	$1,211
Fee income	474	413	938	846
Premiums	677	597	1,362	1,205
Net gains (losses)	(56)	(226)	(72)	(514)
Other revenue	86	44	164	84
Income (loss) related to CIEs:
Net investment income	145	115	224	198
Total revenues	1,871	1,524	3,706	3,030
Benefits and expenses:
Policyholder benefits	438	411	948	822
Interest credited to contract owner account balances	244	243	485	476
Operating expenses	770	605	1,606	1,237
Net amortization of Deferred policy acquisition costs and Value of business acquired	57	62	116	124
Interest expense	39	33	71	73
Operating expenses related to CIEs:
Interest expense	55	13	71	19
Other expense	5	5	5	5
Total benefits and expenses	1,608	1,372	3,302	2,756
Income (loss) before income taxes	263	152	404	274
Income tax expense (benefit)	28	9	40	20
Net income (loss)	235	143	364	254
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	77	75	123	118
Net income (loss) available to Voya Financial, Inc.	158	68	241	136
Less: Preferred stock dividends	4	4	18	18
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$154	$64	$223	$118

Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$1.50	$0.62	$2.22	$1.13
Diluted	$1.41	$0.57	$2.03	$1.03

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$235	$143	$364	$254
Other comprehensive income (loss), before tax:
Change in current discount rate	28	92	30	196
Unrealized gains (losses) on securities	(339)	(2,479)	304	(5,072)
Other comprehensive income (loss), before tax	(311)	(2,387)	334	(4,876)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(65)	(502)	70	(1,024)
Other comprehensive income (loss), after tax	(246)	(1,885)	264	(3,852)
Comprehensive income (loss)	(11)	(1,742)	628	(3,598)
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	77	75	123	118
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(88)	$(1,817)	$505	$(3,716)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2023 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of April 1, 2023	$1	$(77)	$6,693	$(2,545)	$(118)	$3,954	$1,567	$5,521	$166
Comprehensive income (loss):
Net income (loss)	—	—	—	—	158	158	68	226	9
Other comprehensive income (loss), after tax	—	—	—	(246)	—	(246)	—	(246)	—
Total comprehensive income (loss)						(88)	68	(20)	9
Common stock acquired - Share repurchase	—	(162)	—	—	—	(162)	—	(162)	—
Dividends on preferred stock	—	—	(4)	—	—	(4)	—	(4)	—
Dividends on common stock	—	—	(21)	—	—	(21)	—	(21)	—
Share-based compensation	—	(9)	27	—	—	18	—	18	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	25	25	(4)
Balance as of June 30, 2023	$1	$(248)	$6,695	$(2,791)	$40	$3,697	$1,660	$5,357	$171

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2023 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2023	$1	$(39)	$6,643	$(3,055)	$(201)	$3,349	$1,482	$4,831	$166
Comprehensive income (loss):
Net income (loss)	—	—	—	—	241	241	112	353	11
Other comprehensive income (loss), after tax	—	—	—	264	—	264	—	264	—
Total comprehensive income (loss)						505	112	617	11
Common stock acquired - Share repurchase	—	(162)	—	—	—	(162)	—	(162)	—
Dividends on preferred stock	—	—	(18)	—	—	(18)	—	(18)	—
Dividends on common stock	—	—	(41)	—	—	(41)	—	(41)	—
Share-based compensation	—	(47)	111	—	—	64	—	64	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	66	66	(6)
Balance as of June 30, 2023	$1	$(248)	$6,695	$(2,791)	$40	$3,697	$1,660	$5,357	$171

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2022 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Unappropriated
Balance as of April 1, 2022	$1	$(565)	$7,504	$(160)	$(1,102)	$5,678	$1,506	$7,184
Comprehensive income (loss):
Net income (loss)	—	—	—	—	68	68	75	143
Other comprehensive income (loss), after tax	—	—	—	(1,885)	—	(1,885)	—	(1,885)
Total comprehensive income (loss)						(1,817)	75	(1,742)
Common stock acquired - Share repurchase	—	(255)	5	—	—	(250)	—	(250)
Dividends on preferred stock	—	—	(4)	—	—	(4)	—	(4)
Dividends on common stock	—	—	(20)	—	—	(20)	—	(20)
Share-based compensation	—	(1)	15	—	—	14	—	14
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	116	116
Balance as of June 30, 2022	$1	$(821)	$7,500	$(2,045)	$(1,034)	$3,601	$1,697	$5,298

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2022 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Unappropriated
Balance as of January 1, 2022	$1	$(80)	$7,542	$1,807	$(1,170)	$8,100	$1,568	$9,668
Comprehensive income (loss):
Net income (loss)	—	—	—	—	136	136	118	254
Other comprehensive income (loss), after tax	—	—	—	(3,852)	—	(3,852)	—	(3,852)
Total comprehensive income (loss)						(3,716)	118	(3,598)
Common stock issuance	—	—	2	—	—	2	—	2
Common stock acquired - Share repurchase	—	(700)	(50)	—	—	(750)	—	(750)
Dividends on preferred stock	—	—	(18)	—	—	(18)	—	(18)
Dividends on common stock	—	—	(41)	—	—	(41)	—	(41)
Share-based compensation	—	(41)	65	—	—	24	—	24
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	11	11
Balance as of June 30, 2022	$1	$(821)	$7,500	$(2,045)	$(1,034)	$3,601	$1,697	$5,298

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net cash provided by operating activities	$871	$715
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	4,351	3,454
Equity securities	28	—
Mortgage loans on real estate	351	545
Limited partnerships/corporations	75	127
Acquisition of:
Fixed maturities	(2,971)	(4,613)
Equity securities	(25)	—
Mortgage loans on real estate	(272)	(330)
Limited partnerships/corporations	(79)	(177)
Short-term investments, net	307	61
Derivatives, net	30	116
Sales from CIEs	456	578
Purchases within CIEs	(623)	(1,426)
Collateral received (delivered), net	88	23
Receipts on deposit asset contracts	141	60
Payments for business acquisitions, net of cash acquired	(534)	(2)
Other, net	(54)	10
Net cash provided by (used in) investing activities	1,269	(1,574)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,247	3,548
Maturities and withdrawals from investment contracts	(3,046)	(3,112)
Proceeds from issuance of long-term debt	388	—
Repayments of long-term debt, including current maturities	(398)	(215)
Borrowings of CIEs	226	959
Repayments of borrowings of CIEs	(305)	(309)
Contributions from (distributions to) participants in CIEs, net	367	322
Proceeds from issuance of common stock, net	—	2
Common stock acquired - Share repurchase	(162)	(750)
Dividends paid on preferred stock	(18)	(18)
Dividends paid on common stock (includes $2 of dividend equivalent payments in 2023)	(43)	(41)
Other, net	(54)	(61)
Net cash provided by (used in) financing activities	(1,798)	325
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	342	(534)
Cash and cash equivalents, including cash in CIEs, beginning of period	1,007	1,573
Cash and cash equivalents, including cash in CIEs, end of period	$1,349	$1,039
	June 30, 2023	December 31, 2022
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents	$1,195	$919
Cash and cash equivalents in CIEs	154	88
Total cash and cash equivalents, including cash in CIEs	$1,349	$1,007

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. and its subsidiaries (collectively, the "Company") is a financial services organization that offers a broad range of retirement services, investment management services, mutual funds, group insurance and supplemental health products primarily in the United States. Products and services are provided by the Company through three segments: Wealth Solutions, Health Solutions and Investment Management. Activities not directly related to the Company's segments and certain run-off activities that are not meaningful to the Company's business strategy are included within Corporate. See the Segments Note to these Condensed Consolidated Financial Statements.

On July 25, 2022, the Company completed a series of transactions pursuant to a Combination Agreement dated as of June 13, 2022 (the "AllianzGI Agreement") with Voya Investment Management LLC ("Voya IM") and VIM Holdings LLC ("VIM Holdings"), both indirect subsidiaries of the Company, Allianz SE ("Allianz") and Allianz Global Investors U.S. LLC ("AllianzGI"), an indirect subsidiary of Allianz, which combined Voya IM with assets and teams comprising specified transferred strategies managed by AllianzGI. The transaction increases the international scale and distribution of the Company’s investment products and provides diverse investment strategies that meet the needs of a larger and more global client base.

Under the terms of the AllianzGI Agreement, AllianzGI transferred to VIM Holdings the rights to certain assets and liabilities related to specified investment teams and strategies and the associated assets under management (the "AllianzGI Transferred Business"). The Company transferred all of the limited liability company interests in Voya IM to VIM Holdings and in exchange, received a 76% economic stake in VIM Holdings. Pursuant to the Amended and Restated Limited Liability Company Agreement of VIM Holdings entered into at the closing date ("A&R VIM Holdings Operating Agreement"), the Company now holds, indirectly, a 76% economic stake in VIM Holdings and Allianz holds, indirectly, a 24% economic stake in VIM Holdings. In accordance with the A&R VIM Holdings Operating Agreement, the Company has full operational control of VIM Holdings, Voya IM and the transferred assets and investment teams.

The AllianzGI Agreement was executed for noncash consideration and accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the closing date. The 24% economic stake in VIM Holdings shares is reflected on the Condensed Consolidated Balance Sheets under Redeemable noncontrolling interests within Mezzanine equity.

On November 1, 2022, Voya Investment Management Alternative Assets, LLC ("VIMAA"), one of the Company’s indirect subsidiaries, acquired all of the issued and outstanding equity interests of Czech Asset Management, L.P., a private credit asset manager dedicated to the U.S. middle market pursuant to a sales and purchase agreement ("SPA") entered into on August 1, 2022 with Czech Management GP, LLC, and Czech Holdings, LLC. The purchase consideration for the acquisition included cash paid upon close and contingent consideration that is based on revenues that will be earned during the earnout period and capital raised in the underlying funds and is subject to conditions as defined in the SPA. The acquisition expands VIMAA's private and leveraged credit business.

On January 24, 2023, the Company acquired all outstanding shares of Benefitfocus, Inc. ("Benefitfocus"), pursuant to an agreement and plan of merger (the "Merger Agreement") entered into on November 1, 2022. The acquisition expands the Company’s capacity to meet the growing demand for comprehensive benefits and savings solutions and increases its ability to deliver innovative solutions for employers and health plans. The total purchase consideration for the acquisition was $595, of which $583 was paid in cash ($558 paid by the Company and $25 of the cash acquired was used to fund the transaction). Net assets acquired as part of this transaction included cash of $49, goodwill of $319, intangible assets of $275, deferred tax assets of $45 and assumed lease liabilities of $91. This represents the best estimate of fair value of net assets acquired at the transaction date and will continue to be revised during the remeasurement period as further information becomes available. Intangible assets primarily include customer relationships of $190 with a useful life of 15 years, and software of $70 with a useful life of 5 years. The estimated amortization expense of the acquired intangible assets for the next five years is approximately $29 annually. The revenues, expenses, assets and liabilities of the business acquired are reported in the Health Solutions segment.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

On August 1, 2023, the Company acquired all remaining equity interest in VFI SLK Global Services Private Limited ("VFISLK") currently held by SLK Software Private Limited ("SLK"). VFISLK is a private limited company in India formed pursuant to a joint venture agreement between the Company and SLK on August 1, 2019, with the purpose of providing technology and business operations services to the Company. As a result of the acquisition, VFISLK has become a wholly owned subsidiary of the Company and provides the Company with improved strategic and operational flexibility.

An upfront payment of approximately $50 was made at closing. The Company is in the process of determining the fair value of the identifiable assets and liabilities assumed. As such, an estimate of the financial impact of the acquisition cannot be currently made.

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

VOBA is subject to recoverability testing; DAC is not. The Company performs testing to assess the recoverability of VOBA on an annual basis, or more frequently if circumstances indicate that a potential loss recognition issue exists. If VOBA is not deemed recoverable, charges will be applied against the VOBA balance before an additional reserve is established.

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

Interest rates used in discounting the reserves are based on an upper-medium grade (low-credit-risk) fixed-income instrument yield derived from observable market data. A 30-year forward rate is used for periods beyond the last observable market point. Reserves are remeasured quarterly to reflect changes in the discount rate, with the resulting change recorded in Accumulated other comprehensive income ("AOCI"). Locked-in interest rates used to determine interest accretion on reserves for new contracts sold after January 1, 2021 are based on the upper-medium grade (low-credit-risk) fixed-income instrument yield applicable at the time the contract was issued. Locked-in interest accretion rates for contracts in-force as of the January 1, 2021 transition date for ASU 2018-12 are based on the locked-in interest rates in effect for those contracts immediately before the transition date. Interest accretion is recorded in Policyholder benefits on the Condensed Consolidated Statements of Operations.

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

Stabilizer and MCG: Guaranteed credited rates give rise to an embedded derivative in the stabilizer ("Stabilizer") products and a stand-alone derivative for managed custody guarantee products ("MCG"). These derivatives are measured at estimated fair value and recorded in Contract owner account balances. Changes in estimated fair value that are not related to attributed fees collected or payments made are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.

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

Short-duration: For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid are recorded as ceded premiums and ceded unearned premiums and are reflected as a component of Premiums in the Condensed Consolidated Statements of Operations and Other assets on the Condensed Consolidated Balance Sheets, respectively. Ceded unearned premiums are amortized through premiums over the remaining contract period in proportion to the amount of protection provided.
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
•Fair value measurement of contract guarantee features qualifying as Market Risk Benefits ("MRB"), with changes in fair value recognized in the Statements of Operations. Changes in the instrument-specific credit risk will be recorded in AOCI.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

The following table provides a description of future adoptions of new accounting standards that may have an impact on the Company's financial statements when adopted:

Standard	Description of Requirements	Effective Date and Transition Provisions	Effect on the Financial Statements or Other Significant Matters
ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	This standard, issued in June 2022, clarifies that contractual restrictions on equity security sales are not considered part of the security unit of account and, therefore, are not considered in measuring fair value. In addition, the restrictions cannot be recognized and measured as separate units of account. Disclosures on such restrictions are also required.	The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and are required to be applied prospectively, with any adjustments from the adoption recognized in earnings and disclosed.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2022-03.

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2023:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$434	$9	$18	$—	$425	$—
U.S. Government agencies and authorities	54	3	1	—	56	—
State, municipalities and political subdivisions	931	1	110	—	822	—
U.S. corporate public securities	8,845	116	1,082	—	7,878	1
U.S. corporate private securities	5,113	27	405	—	4,735	—
Foreign corporate public securities and foreign governments(1)	3,081	28	336	—	2,767	6
Foreign corporate private securities(1)	3,092	18	193	—	2,915	2
Residential mortgage-backed securities	3,870	33	277	2	3,628	—
Commercial mortgage-backed securities	4,326	1	644	—	3,676	7
Other asset-backed securities	2,422	6	137	—	2,291	—
Total fixed maturities, including securities pledged	32,168	242	3,203	2	29,193	16
Less: Securities pledged	1,266	—	118	—	1,148	—
Total fixed maturities	$30,902	$242	$3,085	$2	$28,045	$16
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2023, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$650	$643
After one year through five years	4,054	3,844
After five years through ten years	4,126	3,887
After ten years	12,720	11,224
Mortgage-backed securities	8,196	7,304
Other asset-backed securities	2,422	2,291
Fixed maturities, including securities pledged	$32,168	$29,193

As of June 30, 2023 and December 31, 2022, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2023
Communications	$1,202	$26	$114	$1,114
Financial	3,982	42	452	3,572
Industrial and other companies	7,824	44	824	7,044
Energy	1,987	43	139	1,891
Utilities	3,547	24	332	3,239
Transportation	1,101	7	105	1,003
Total	$19,643	$186	$1,966	$17,863

December 31, 2022
Communications	$1,156	$16	$130	$1,042
Financial	4,153	31	491	3,693
Industrial and other companies	8,379	26	953	7,452
Energy	1,979	39	160	1,858
Utilities	3,664	21	355	3,330
Transportation	1,165	2	128	1,039
Total	$20,496	$135	$2,217	$18,414

The Company invests in various categories of collateralized mortgage obligations (CMOs), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2023 and December 31, 2022, approximately 47.5% and 41.6%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of June 30, 2023 and December 31, 2022, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of June 30, 2023, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions were $116 and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets. As of December 31, 2022, the carrying value of securities pledged and obligation to repay loans related to repurchase agreement transactions was $113. Securities pledged related to repurchase agreements are comprised of other asset-backed securities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Pledged

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2023 and December 31, 2022, the fair value of loaned securities was $857 and $907, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2023 and December 31, 2022, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $704 and $807, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, liabilities to return collateral of $704 and $807, respectively, are included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2023 and December 31, 2022, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $180 and $135, respectively.

The following table presents borrowings under securities lending transactions by asset class from cash collateral invested and non-cash collateral as of the dates indicated:

	June 30, 2023	December 31, 2022
U.S. Treasuries	$41	$53
U.S. corporate public securities	576	604
Short-term investments	1	—
Foreign corporate public securities and foreign governments	266	285
Total	$884	$942

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the periods presented:

	Six Months Ended June 30, 2023
	U.S. corporate public securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$9	$2	$1	$12
Credit losses on securities for which credit losses were not previously recorded	1	7	—	—	—	8
Reductions for securities sold during the period	—	—	(2)	—	—	(2)
Increase (decrease) on securities with allowance recorded in previous period	—	—	(1)	—	(1)	(2)
Balance as of June 30	$1	$7	$6	$2	$—	$16

	Year Ended December 31, 2022
	Residential mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$1	$—	$56	$1	$58
Credit losses on securities for which credit losses were not previously recorded	—	9	—	—	9
Reductions for securities sold during the period	—	—	(57)	—	(57)
Increase (decrease) on securities with allowance recorded in previous period	(1)	—	3	—	2
Balance as of December 31	$—	$9	$2	$1	$12

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of June 30, 2023:

	Twelve Months or Less Below Amortized Cost				More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses		Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$202	$5		24	$63	$13	14	$265	$18	38
U.S. Government agencies and authorities	14	—	*	1	3	1	1	17	1	2
State, municipalities and political subdivisions	191	10		80	587	100	216	778	110	296
U.S. corporate public securities	1,723	89		305	4,266	993	1,011	5,989	1,082	1,316
U.S. corporate private securities	1,272	55		127	2,597	350	276	3,869	405	403
Foreign corporate public securities and foreign governments	552	19		97	1,588	317	334	2,140	336	431
Foreign corporate private securities	1,051	33		74	1,497	160	133	2,548	193	207
Residential mortgage-backed	585	31		236	1,146	246	545	1,731	277	781
Commercial mortgage-backed	492	46		79	3,046	598	550	3,538	644	629
Other asset-backed	192	7		44	1,745	130	467	1,937	137	511
Total	$6,274	$295		1,067	$16,538	$2,908	3,547	$22,812	$3,203	4,614
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

Based on the Company's quarterly evaluation of its securities in an unrealized loss position, described below, the Company concluded that these securities were not impaired as of June 30, 2023. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $278 from $3,481 to $3,203 for the six months ended June 30, 2023. The decrease in unrealized losses was driven by tighter credit spreads.

As of June 30, 2023, $834 of the total $3,203 of gross unrealized losses were from 603 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's intent impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2023		2022
	Impairment	No. of Securities	Impairment		No. of Securities
Residential mortgage-backed	$2	34	$2		17
Commercial mortgage-backed	5	3	—	*	1
Total	$7	37	$2		18
*Less than $1
	Six Months Ended June 30,
	2023		2022
	Impairment	No. of Securities	Impairment		No. of Securities
Residential mortgage-backed	$2	36	$9		27
Commercial mortgage-backed	5	3	—	*	1
Total	$7	39	$9		28
*Less than $1

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Restructuring

Upon the adoption of ASU 2022-02 as of January 1, 2023, the Company no longer identifies certain debt modifications as troubled debt restructuring, but instead evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three and six months ended June 30, 2023, the Company had no material debt modifications that require such disclosure.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of June 30, 2023 and December 31, 2022, respectively.

	As of June 30, 2023
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2023	$78	$168	$—	$—	$—	$246
2022	250	330	69	—	—	649
2021	242	248	212	—	—	702
2020	158	161	9	10	—	338
2019	229	82	28	—	—	339
2018	159	38	5	—	—	202
2017 and prior	2,489	396	5	—	—	2,890
Total	$3,605	$1,423	$328	$10	$—	$5,366

	As of December 31, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$250	$320	$65	$—	$—	$635
2021	240	272	255	10	—	777
2020	119	209	25	10	—	363
2019	227	94	29	—	—	350
2018	163	41	2	—	—	206
2017 and prior	2,606	482	26	—	—	3,114
Total	$3,605	$1,418	$402	$20	$—	$5,445

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of June 30, 2023 and December 31, 2022, respectively.

	As of June 30, 2023
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2023	$70	$93	$83	$—	$246
2022	245	82	210	112	649
2021	256	21	62	363	702
2020	242	27	5	64	338
2019	186	39	107	7	339
2018	123	24	55	—	202
2017 and prior	2,078	362	211	239	2,890
Total	$3,200	$648	$733	$785	$5,366
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
*No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of June 30, 2023 and December 31, 2022, respectively.

	As of June 30, 2023
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2023	$21	$48	$5	$97	$11	$32	$3	$26	$3	$246
2022	140	130	48	99	113	93	5	1	20	649
2021	99	63	128	146	112	95	9	49	1	702
2020	74	160	18	10	12	40	—	7	17	338
2019	53	102	10	75	46	5	14	13	21	339
2018	49	60	53	10	14	10	—	6	—	202
2017 and prior	743	593	736	195	207	201	48	142	25	2,890
Total	$1,179	$1,156	$998	$632	$515	$476	$79	$244	$87	$5,366

	As of December 31, 2022
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2022	$140	$129	$48	$98	$114	$82	$4	$1	$19	$635
2021	99	72	134	143	112	138	9	48	22	777
2020	74	170	18	16	12	39	—	7	27	363
2019	58	106	10	77	46	5	14	13	21	350
2018	50	62	55	10	14	10	—	5	—	206
2017 and prior	777	623	759	248	227	257	49	149	25	3,114
Total	$1,198	$1,162	$1,024	$592	$525	$531	$76	$223	$114	$5,445

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of June 30, 2023 and December 31, 2022, respectively.

	As of June 30, 2023
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$93	$108	$26	$19	$—	$—	$—	$246
2022	79	265	251	34	10	10	—	649
2021	37	153	360	125	—	18	9	702
2020	58	60	77	143	—	—	—	338
2019	45	83	163	36	12	—	—	339
2018	36	82	55	12	—	17	—	202
2017 and prior	806	700	632	485	67	150	50	2,890
Total	$1,154	$1,451	$1,564	$854	$89	$195	$59	$5,366

	As of December 31, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$79	$255	$247	$34	$10	$10	$—	$635
2021	37	168	420	125	—	18	9	777
2020	58	61	93	151	—	—	—	363
2019	46	85	165	40	14	—	—	350
2018	37	84	56	12	—	17	—	206
2017 and prior	888	757	679	513	69	156	52	3,114
Total	$1,145	$1,410	$1,660	$875	$93	$201	$61	$5,445

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2023	December 31, 2022
Allowance for credit losses, beginning of period	$18	$15
Credit losses on mortgage loans for which credit losses were not previously recorded	1	3
Increase (decrease) on mortgage loans with allowance recorded in previous period	8	—
Provision for expected credit losses	27	18
Write-offs	—	—
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, end of period	$27	$18

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents past due commercial mortgage loans as of the dates indicated:

	June 30, 2023	December 31, 2022
Delinquency:
Current	$5,366	$5,445
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$5,366	$5,445

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of June 30, 2023, and December 31, 2022, the Company had no commercial mortgage loan in non-accrual status. There was no interest income recognized on loans in non-accrual status for the six months ended June 30, 2023 and year ended December 31, 2022.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed maturities	$440	$495	$898	$974
Equity securities	7	5	14	9
Mortgage loans on real estate	62	60	123	119
Policy loans	5	5	11	11
Short-term investments and cash equivalents	9	2	18	3
Limited partnerships and other	40	29	62	125
Gross investment income	563	596	1,126	1,241
Less: Investment expenses	18	15	36	30
Net investment income	$545	$581	$1,090	$1,211

As of June 30, 2023, the Company had $17 of investments in fixed maturities that did not produce net investment income. As of December 31, 2022, the Company had $11 investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,
	2023	2022
Fixed maturities, available-for-sale, including securities pledged	$(18)	$(6)
Fixed maturities, at fair value option	(144)	(245)
Equity securities, at fair value	(1)	(24)
Derivatives	119	32
Embedded derivatives - fixed maturities	(2)	(2)
Other derivatives, net	—	12
Standalone derivatives	—	—
Managed custody guarantees	—	1
Mortgage loans	(10)	1
Other investments	—	5
Net gains (losses)	$(56)	$(226)

	Six Months Ended June 30,
	2023	2022
Fixed maturities, available-for-sale, including securities pledged	$(17)	$(79)
Fixed maturities, at fair value option	(108)	(550)
Equity securities, at fair value	(3)	(32)
Derivatives	65	126
Embedded derivatives - fixed maturities	(1)	(6)
Other derivatives, net	—	17
Standalone derivatives	—	1
Managed custody guarantees	3	(2)
Mortgage Loans	(10)	5
Other investments	(1)	6
Net gains (losses)	$(72)	$(514)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds on sales	$2,331	$971	$3,637	$2,220
Gross gains	23	15	43	30
Gross losses	30	12	55	44

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2023			December 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Foreign exchange contracts	$103	$1	$—	$81	$—	$6
Cash flow hedges:
Interest rate contracts	44	—	—	22	—	—
Foreign exchange contracts	745	54	3	718	71	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	27,506	374	390	18,304	341	376
Foreign exchange contracts	249	4	1	160	9	2
Equity contracts	255	11	2	248	1	1
Credit contracts	177	—	4	174	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	N/A	2	—	N/A	3	—
Within reinsurance agreements(4)	N/A	78	47	N/A	95	46
Managed custody guarantees(3)	N/A	—	3	N/A	—	6
Total		$524	$450		$520	$441
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
N/A - Not applicable

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of June 30, 2023 and December 31, 2022.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	June 30, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$177	$—	$4
Equity contracts	225	11	2
Foreign exchange contracts	1,097	59	4
Interest rate contracts	24,444	374	389
		444	399
Counterparty netting(1)		(341)	(341)
Cash collateral netting(1)		(96)	(52)
Securities collateral netting(1)		(5)	(5)
Net receivables/payables		$2	$1
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

As of June 30, 2023, the Company held $98 and pledged $55 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2022, the Company held $56 and pledged $79 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2023, the Company delivered $175 of securities and held $6 of securities as collateral. As of December 31, 2022, the Company delivered $142 of securities and held $7 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended June 30,
	2023		2022
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains/(losses)	Net investment income	Net investment income and Net gains/(losses)
Amount of Gain (Loss) Recognized in Other Comprehensive Income	$—	$(6)	$(1)	$55
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	2	—	2

	Six Months Ended June 30,
	2023		2022
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains/(losses)	Net investment income	Net investment income and Net gains/(losses)
Amount of Gain (Loss) Recognized in Other Comprehensive Income	$—	$(18)	$(2)	$62
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	5	—	5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended June 30,
	2023		2022
	Net investment income	Net gains/(losses)	Net investment income	Net gains/(losses)
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$545	$(56)	$581	$(226)
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	—	—	(5)
Derivatives designated as hedging instruments(1)	—	—	—	6
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	—	2	—

	Six Months Ended June 30,
	2023		2022
	Net investment income	Net gains/(losses)	Net investment income	Net gains/(losses)
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$1,090	$(72)	$1,211	$(514)
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	2	—	(7)
Derivatives designated as hedging instruments(1)	—	(1)	—	8
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	5	—	5	—
(1) For the three months ended June 30, 2023, an immaterial amount of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earning. For the six months ended June 30, 2023, $1 of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earning. For the three and six months ended June 30, 2022, $1 of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earning.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain (Loss) on Derivative	Three Months Ended June 30,
		2023	2022
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$114	$52
Foreign exchange contracts	Net gains (losses)	—	(1)
Equity contracts	Net gains (losses)	5	(20)
Credit contracts	Net gains (losses)	—	(4)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	(2)	(2)
Within reinsurance agreements(1)	Policyholder benefits	8	84
Managed custody guarantees	Net gains (losses)	—	1
Total		$125	$110

	Location of Gain (Loss) on Derivative	Six Months Ended June 30,
		2023	2022
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$58	$152
Foreign exchange contracts	Net gains (losses)	1	(2)
Equity contracts	Net gains (losses)	8	(28)
Credit contracts	Net gains (losses)	(1)	(4)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	(1)	(6)
Within reinsurance agreements(1)	Policyholder benefits	(18)	176
Managed custody guarantees	Net gains (losses)	3	(2)
Total		$50	$286
(1) For the three and six months ended June 30, 2023, the amount excludes immaterial gains (losses) from standalone derivatives that were recognized in Net gains (losses). For the three months ended June 30, 2022, no gains (losses) from standalone derivatives were recognized. For the six months ended June 30, 2022, the amount excluded gains (losses) of $1 from standalone derivatives recognized in Net gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

	Level 1	Level 2		Level 3		Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$367	$58		$—		$425
U.S. Government agencies and authorities	—	55		1		56
State, municipalities and political subdivisions	—	822		—		822
U.S. corporate public securities	—	7,858		20		7,878
U.S. corporate private securities	—	3,003		1,732		4,735
Foreign corporate public securities and foreign governments(1)	—	2,767		—		2,767
Foreign corporate private securities(1)	—	2,502		413		2,915
Residential mortgage-backed securities	—	3,571		57		3,628
Commercial mortgage-backed securities	—	3,676		—		3,676
Other asset-backed securities	—	2,246		45		2,291
Total fixed maturities, including securities pledged	367	26,558		2,268		29,193
Equity securities	117	—		192		309
Derivatives:
Interest rate contracts	—	374		—		374
Foreign exchange contracts	—	59		—		59
Equity contracts	—	11		—		11
Embedded derivative on reinsurance	—	78		—		78
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,297	36		—		2,333
Assets held in separate accounts	83,005	5,502		344		88,851
Total assets	$85,786	$32,618		$2,804		$121,208
Percentage of Level to total	71%	27%		2%		100%
Liabilities:
Contingent consideration	$—	$—		$112		$112
Stabilizer and MCGs	—	—		3		3
Derivatives:
Interest rate contracts	4	386		—		390
Foreign exchange contracts	—	4		—		4
Equity contracts	—	2		—		2
Credit contracts	—	4		—		4
Embedded derivative on reinsurance	—	(11)	(2)	58	(3)	47
Total liabilities	$4	$385		$173		$562
(1) Primarily U.S. dollar denominated.
(2) The Company classifies the embedded derivative within liabilities given the underlying nature of the balance and the right-of-offset.
(3) Represents the standalone derivative.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2		Level 3		Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$433	$148		$—		$581
U.S. Government agencies and authorities	—	58		1		59
State, municipalities and political subdivisions	—	845		—		845
U.S. corporate public securities	—	8,181		20		8,201
U.S. corporate private securities	—	2,891		1,801		4,692
Foreign corporate public securities and foreign governments(1)	—	2,946		3		2,949
Foreign corporate private securities(1)	—	2,602		432		3,034
Residential mortgage-backed securities	—	3,949		28		3,977
Commercial mortgage-backed securities	—	3,883		—		3,883
Other asset-backed securities	—	2,072		64		2,136
Total fixed maturities, including securities pledged	433	27,575		2,349		30,357
Equity securities	140	—		196		336
Derivatives:
Interest rate contracts	2	339		—		341
Foreign exchange contracts	—	80		—		80
Equity contracts	—	1		—		1
Embedded derivative on reinsurance	—	95		—		95
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,430	24		—		2,454
Assets held in separate accounts	74,600	5,227		347		80,174
Total assets	$77,605	$33,341		$2,892		$113,838
Percentage of Level to total	68%	29%		3%		100%
Liabilities:
Contingent consideration	$—	$—		$112		$112
Stabilizer and MCGs	—	—		6		6
Derivatives:
Interest rate contracts	3	373		—		376
Foreign exchange contracts	—	10		—		10
Equity contracts	—	1		—		1
Credit contracts	—	2		—		2
Embedded derivative on reinsurance	—	(12)	(2)	58	(3)	46
Total liabilities	$3	$374		$176		$553
(1) Primarily U.S. dollar denominated.
(2) The Company classifies the embedded derivative within liabilities given the underlying nature of the balance and the right-of-offset.
(3) Represents the standalone derivative.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2023
	Fair Value as of April 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$—
U.S. corporate public securities	21	—	(1)	—	—	—	—	—	—	20	—	—
U.S. corporate private securities	1,800	—	(29)	20	—	(3)	(56)	—	—	1,732	—	(29)
Foreign corporate private securities(1)	441	1	—	19	—	—	(93)	45	—	413	1	—
Residential mortgage-backed securities	56	(3)	—	4	—	—	—	—	—	57	(3)	—
Other asset-backed securities	77	—	—	4	—	—	(1)	—	(35)	45	—	—
Total fixed maturities, including securities pledged	2,396	(2)	(30)	47	—	(3)	(150)	45	(35)	2,268	(2)	(29)
Equity securities, at fair value	192	—	—	—	—	—	—	—	—	192	—	—
Contingent consideration	(112)	—	—	—	—	—	—	—	—	(112)	—	—
Stabilizer and MCGs(2)	(3)	—	—	—	—	—	—	—	—	(3)	—	—
Embedded derivatives on reinsurance	(58)	—	—	—	—	—	—	—	—	(58)	—	—
Assets held in separate accounts(4)	349	(8)	—	7	—	(7)	—	3	—	344	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of June 30 amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2023
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$—
U.S. corporate public securities	20	—	—	—	—	—	—	—	—	20	—	—
U.S. corporate private securities	1,801	—	6	61	—	(3)	(133)	—	—	1,732	1	5
Foreign corporate public securities and foreign governments(1)	3	—	—	—	—	—	—	—	(3)	—	—	—
Foreign corporate private securities(1)	432	3	7	75	—	—	(181)	77	—	413	3	6
Residential mortgage-backed securities	28	(3)	—	32	—	—	—	—	—	57	(3)	—
Other asset-backed securities	64	—	—	4	—	—	(1)	—	(22)	45	—	—
Total fixed maturities, including securities pledged	2,349	—	13	172	—	(3)	(315)	77	(25)	2,268	1	11
Equity securities, at fair value	196	(4)	—	—	—	—	—	—	—	192	(3)	—
Contingent consideration	(112)	—	—	—	—	—	—	—	—	(112)	—	—
Stabilizer and MCGs(2)	(6)	4	—	—	(1)	—	—	—	—	(3)	—	—
Embedded derivatives on reinsurance	(58)	—	—	—	—	—	—	—	—	(58)	—	—
Assets held in separate accounts(4)	347	(4)	—	7	—	(9)	—	3	—	344	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of June 30 amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2022
	Fair Value as of April 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$71	$—	$(1)	$1	$—	$—	$—	$—	$(52)	$19	$—	$1
U.S. corporate private securities	1,925	(1)	(134)	89	—	—	(58)	—	(41)	1,780	(1)	(133)
Foreign corporate public securities and foreign governments(1)	11	—	—	4	—	—	—	—	(11)	4	—	—
Foreign corporate private securities(1)	496	(3)	(7)	51	—	—	(15)	—	(119)	403	(4)	(7)
Residential mortgage-backed securities	45	(6)	—	2	—	—	(9)	1	(2)	31	(6)	—
Other asset-backed securities	49	—	(2)	35	—	—	(5)	—	(14)	63	—	(2)
Total fixed maturities, including securities pledged	2,597	(10)	(144)	182	—	—	(87)	1	(239)	2,300	(11)	(143)
Equity securities, at fair value	203	(17)	—	26	—	—	—	—	(9)	203	(17)	—
Contingent consideration	(11)	—	—	—	—	—	—	—	—	(11)	—	—
Stabilizer and MCGs(2)	(15)	11	—	—	—	—	—	—	—	(4)	—	—
Embedded derivatives on reinsurance	(86)	—	—	—	—	—	—	—	—	(86)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	8	—	—	—	—	—	(8)	—	—	—	—	—
Assets held in separate accounts(4)	334	(12)	—	67	—	(3)	—	—	(37)	349	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2022
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$16	$—	$(1)	$5	$—	$—	$—	$—	$(1)	$19	$—	$(1)
U.S. corporate private securities	1,910	(2)	(277)	158	—	—	(120)	121	(10)	1,780	(2)	(276)
Foreign corporate public securities and foreign governments(1)	—	—	—	4	—	—	—	—	—	4	—	—
Foreign corporate private securities(1)	353	(22)	(31)	97	—	—	(28)	148	(114)	403	(4)	(31)
Residential mortgage-backed securities	43	(15)	—	4	—	—	—	1	(2)	31	(15)	—
Other asset-backed securities	44	—	(4)	39	—	(10)	(6)	—	—	63	—	(4)
Total fixed maturities, including securities pledged	2,366	(39)	(313)	307	—	(10)	(154)	270	(127)	2,300	(21)	(312)
Equity securities, at fair value	203	(26)	—	26	—	—	—	—	—	203	(26)	—
Contingent consideration	(11)	—	—	—	—	—	—	—	—	(11)	—	—
Stabilizer and MCGs(2)	(20)	17	—	—	(1)	—	—	—	—	(4)	—	—
Embedded derivatives on reinsurance	(87)	1	—	—	—	—	—	—	—	(86)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	8	—	—	(8)	—	—	—	—	—
Assets held in separate accounts(4)	316	(26)	—	132	—	(4)	—	6	(75)	349	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of June 30 amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2023 and 2022, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$29,193	$29,193	$30,357	$30,357
Equity securities	309	309	336	336
Mortgage loans on real estate	5,366	4,998	5,445	5,149
Policy loans	358	358	363	363
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,333	2,333	2,454	2,454
Derivatives	444	444	422	422
Embedded derivatives on reinsurance	78	78	95	95
Other investments	69	69	68	68
Assets held in separate accounts	88,851	88,851	80,174	80,174
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$34,335	$35,615	$35,707	$36,385
Funding agreements with fixed maturities	1,290	1,298	1,285	1,281
Supplementary contracts, immediate annuities and other	673	614	727	636
Stabilizer and MCGs	3	3	6	6
Derivatives	400	400	389	389
Embedded derivative on reinsurance	47	47	46	46
Short-term debt	143	143	141	142
Long-term debt	2,095	1,941	2,094	1,935
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	DAC		VOBA
	Wealth Solutions Deferred and Individual Annuities	Businesses exited
Balance as of January 1, 2022	$691	$1,158	$473
Deferrals of commissions and expenses	59	—	5
Amortization expense	(59)	(115)	(39)
Balance as of December 31, 2022	$691	$1,043	$439
Deferrals of commissions and expenses	29	—	2
Amortization expense	(28)	(53)	(19)
Balance as of June 30, 2023	$692	$990	$422

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	June 30, 2023	December 31, 2022
DAC:
Wealth Solutions Deferred and Individual Annuities	$692	$691
Businesses exited	990	1,043
Other	200	190
VOBA	422	439
Total	$2,304	$2,363

There was no loss recognition for VOBA during 2023 and 2022.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Future Policy Benefits and Contract Owner Account Balances

The balances and changes in the liability for future policy benefits for Health Solutions Group, Health Solutions Voluntary and Businesses Exited are presented in the tables below for the periods indicated:

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Present Value of Expected Net Premiums:
Balance at January 1	$77	$93	$97	$105	$4,244	$5,634
Beginning balance at original discount rate	84	85	100	92	4,128	4,226
Effect of change in cash flow assumptions	—	(7)	—	—	—	(69)
Effect of actual variances from expected experience	12	23	5	20	(37)	86
Adjusted balance at January 1	96	101	105	112	4,091	4,243
Interest accrual	1	2	2	4	112	230
Net premiums collected(1)	(11)	(19)	(8)	(16)	(161)	(345)
Ending balance at original discount rate	86	84	99	100	4,042	4,128
Effects of changes in discount rate assumptions	(6)	(7)	(3)	(3)	153	116
Balance at end of period	$80	$77	$96	$97	$4,195	$4,244

Present Value of Expected Future Policy Benefits:
Balance at January 1	$881	$1,048	$285	$359	$8,639	$11,444
Beginning balance at original discount rate	913	952	294	290	8,644	9,079
Effect of change in cash flow assumptions	4	(43)	(1)	(2)	—	(77)
Effect of actual variances from expected experience	(2)	(27)	5	11	(41)	(52)
Adjusted balance at January 1	915	882	298	299	8,603	8,950
Issuances	68	139	—	—	9	13
Interest accrual	12	25	7	14	220	458
Benefit payments	(64)	(133)	(11)	(19)	(388)	(777)
Ending balance at original discount rate	931	913	294	294	8,444	8,644
Effects of changes in discount rate assumptions	(34)	(32)	(5)	(9)	51	(5)
Balance at end of period	$897	$881	$289	$285	$8,495	$8,639

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net liability for future policy benefits	$816	$804	$193	$188	$4,300	$4,395
Less: Reinsurance recoverable	299	283	—	—	4,412	4,411
Net liability for future policy benefits, after reinsurance recoverable	$517	$521	$193	$188	$(112)	$(16)
(1) Net Premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

The reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2023	December 31, 2022
Health Solutions Group	$816	$804
Health Solutions Voluntary	193	188
Businesses Exited - Future policy benefits	4,300	4,395
Businesses Exited – Additional liability	2,074	2,107
Other	2,270	2,225
Total	$9,653	$9,719

The amount of undiscounted expected gross premiums and future benefit payments is presented in the table below:

	June 30, 2023		December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Health Solutions Group
Expected future benefit payments	$1,160	$931	$1,141	$913
Expected future gross premiums	288	231	286	231
Health Solutions Voluntary
Expected future benefit payments	589	294	588	294
Expected future gross premiums	308	205	307	205

The following table presents a rollforward of the additional reserve liability for Businesses exited for the periods indicated:

	Businesses exited
	June 30, 2023	December 31, 2022
Balance at beginning of period	$2,107	$1,715
Effect of change in cash flow assumptions	—	540
Effect of actual variances from expected experience	(58)	15
Adjusted balance at January 1	2,049	2,270
Interest accrual	43	80
Excess Benefits	(209)	(427)
Assessments	191	184
Balance at end of period	2,074	2,107
Less: Reinsurance recoverable	2,021	2,054
Net additional liability, after reinsurance recoverable	$53	$53

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the weighted average duration of the liability for future policy benefits and the weighted average interest rates for the periods indicated:

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Weighted average duration (in years)(1)	7	7	14	14	8	8
Interest accretion rate	4.0%	4.1%	5.3%	5.3%	4.9%	5.0%
Current discount rate	5.2%	5.2%	5.2%	5.4%	5.4%	5.7%
(1) Weighted average duration (in years) for Businesses Exited includes additional liability.

The weighted average interest rates for the additional liability related to businesses exited were 4.2% and 4.3% for the periods ended June 30, 2023 and December 31, 2022, respectively.

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity		Businesses Exited
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Balance at January 1	$33,622	$33,044	$5,146	$5,532
Deposits	1,171	2,962	147	310
Fee income	(4)	(8)	(188)	(384)
Surrenders and withdrawals	(2,740)	(4,280)	(230)	(281)
Benefit payments	(88)	(157)	(81)	(144)
Net transfers from (to) separate accounts	70	1,174	(1)	—
Interest credited	440	874	73	150
Other	5	13	—	(37)
Ending Balance	$32,476	$33,622	$4,866	$5,146

Weighted-average crediting rate	2.7%	2.6%	2.5%	2.5%
Net amount at risk (1)	$135	$199	$792	$900
Cash surrender value	$31,995	$33,125	$1,669	$1,824
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

The following table shows a reconciliation of the Contract owner account balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	June 30, 2023	December 31, 2022
Wealth Solutions Deferred group and individual annuity	$32,476	$33,622
Businesses exited	4,866	5,146
Other	3,588	3,687
Total	$40,930	$42,455

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of June 30, 2023, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate
Up to 1.00%	$162	$6,577	$2,721	$1,872	$831	$741	$12,904
1.01% - 2.00%	575	142	52	4	2	6	781
2.01% - 3.00%	11,930	75	51	112	—	3	12,173
3.01% - 4.00%	9,320	153	1	2	—	—	9,475
4.01% and Above	1,601	85	—	—	—	—	1,685
Renewable beyond 12 months (MYGA)(2)	421	—	—	—	3	—	424
Total discretionary rate setting products	$24,008	$7,032	$2,824	$1,990	$836	$751	$37,441
(1)    Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after June 30, 2023 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	June 30, 2023
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$172	$10	$(220)	$(38)
Reinsurance recoverable, net of allowance for credit losses	—	—	12,169	12,169
Total	$172	$10	$11,949	$12,131

Liabilities
Future policy benefits and contract owner account balances	$49,574	$1,009	$—	$50,583
Liability for funds withheld under reinsurance agreements	105	—	—	105
Total	$49,679	$1,009	$—	$50,688

	December 31, 2022
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$172	$11	$(212)	$(29)
Reinsurance recoverable, net of allowance for credit losses	—	—	12,455	12,455
Total	$172	$11	$12,243	$12,426

Liabilities
Future policy benefits and contract owner account balances	$51,137	$1,037	$—	$52,174
Liability for funds withheld under reinsurance agreements	104	—	—	104
Total	$51,241	$1,037	$—	$52,278

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended June 30,
	2023	2022
Premiums:
Direct premiums	$902	$816
Reinsurance assumed	5	5
Reinsurance ceded	(230)	(224)
Net premiums	$677	$597

Fee income:
Gross fee income	$571	$513
Reinsurance assumed	5	4
Reinsurance ceded	(102)	(104)
Net fee income	$474	$413

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,014	$1,104
Reinsurance assumed	11	14
Reinsurance ceded	(343)	(464)
Net interest credited and other benefits to contract owners / policyholders	$682	$654

	Six Months Ended June 30,
	2023	2022
Premiums:
Direct premiums	$1,810	$1,624
Reinsurance assumed	15	14
Reinsurance ceded	(463)	(433)
Net premiums	$1,362	$1,205

Fee income:
Gross fee income	$1,133	$1,045
Reinsurance assumed	9	9
Reinsurance ceded	(204)	(208)
Net fee income	$938	$846

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$2,122	$2,080
Reinsurance assumed	30	22
Reinsurance ceded	(719)	(804)
Net interest credited and other benefits to contract owners / policyholders	$1,433	$1,298

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of June 30, 2023 and December 31, 2022, the Company had a deposit asset of $1.4 billion and $1.5 billion, respectively, which is reported in Other assets on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.     Separate Accounts

The following tables present a rollforward of Separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	June 30, 2023			December 31, 2022
	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total
Balance at January 1	$7,196	$69,152	$76,348	$8,091	$86,927	$95,018
Policyholder behavior (1)	(119)	322	203	(68)	(1,309)	(1,377)
Fee income	(17)	(206)	(223)	(34)	(423)	(457)
Investment performance	151	8,314	8,465	(794)	(16,044)	(16,838)
Other	—	—	—	1	1	2
Balance at end of period	$7,211	$77,582	$84,793	$7,196	$69,152	$76,348

Reconciliation to Condensed Consolidated Balance Sheets:
Other			4,058			3,826
Total Separate Account liabilities			$88,851			$80,174
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

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $77,548 and $69,121, as of June 30, 2023 and December 31, 2022, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts was as follows for the periods indicated:

	June 30, 2023	December 31, 2022
US Treasury securities and obligations of US government corporations and agencies	$1,157	$1,586
Corporate debt securities	1,791	1,647
Foreign debt securities	706	660
Mortgage-backed securities	3,274	3,434
Equity securities (including mutual funds)	81,063	72,309
Cash, cash equivalents and short-term investments	454	311
Receivable for securities and accruals	406	227
Total	$88,851	$80,174

9.    Segments

The Company provides its principal products and services through three segments: Wealth Solutions, Health Solutions and Investment Management. The Company's chief operating decision maker views and manages the business through these three segments.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Health Solutions segment provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses as well as benefit administration software solutions to employers and health plans. On January 24, 2023, the Company completed its acquisition of Benefitfocus. The financial results of Benefitfocus are reported in the Health Solutions segment for periods after the acquisition.

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

The Company includes in Corporate the following corporate and business activities:
•corporate operations, corporate level assets and financial obligations, financing and interest expenses, dividend payments made to preferred shareholders, and other items not allocated or directly related to the Company's segments, including items such as expenses related to organizational restructurings, certain expenses and liabilities of employee benefit plans, certain adjustments to short-term and long-term incentive accruals and intercompany eliminations; and
•investment income on assets backing surplus in excess of amounts held at the segment level.

Measurement

Effective the first quarter of 2023, the Company excludes from Adjusted operating earnings before income taxes the amortization of acquisition-related intangible assets. In addition, the Company excludes the expected return on plan assets net of interest costs associated with our qualified defined benefit pension plan, which are influenced by economic and market conditions and not indicative of normal operations. Adjusted operating earnings before income taxes in Corporate still includes the service costs related to the Company's qualified defined benefit pension plan and service and interest costs related to non-qualified defined benefit pension plans. Historical periods have been recast to conform with this change.

Adjusted operating earnings before income taxes is a meaningful measure used by management to evaluate its business and segment performance. This measure enhances the understanding of the Company’s financial results by focusing on the operating performance and trends of the underlying core business segments by excluding items that tend to be highly variable from period to period based on capital market conditions and/or other factors. The Company uses the same accounting policies and procedures to measure segment Adjusted operating earnings before income taxes as it does for the directly comparable U.S. GAAP measure Income (loss) before income taxes. Adjusted operating earnings before income taxes does not replace Income (loss) before income taxes as the U.S. GAAP measure of the Company’s consolidated results of operations. Therefore, the Company believes that it is useful to evaluate both measures when reviewing the Company’s financial and operating performance. Each segment’s Adjusted operating earnings before income taxes is calculated by adjusting Income (loss) before income taxes for the following items:
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
•Income (loss) related to businesses exited or to be exited through reinsurance or divestment, which includes gains and (losses) associated with transactions to exit blocks of business, amortization of intangible assets and residual run-off activity. Excluding this activity better reveals trends in the Company's core business and more closely aligns Adjusted operating earnings before income taxes with how the Company manages its segments;
•Income (loss) attributable to noncontrolling interests to which the Company is not economically entitled, such as Allianz's stake in the results of VIM Holdings LLC (referred to as redeemable noncontrolling interest or Allianz noncontrolling interest) or the attribution of results from consolidated VIEs or VOEs;

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

•Dividend payments made to preferred shareholders are included as reductions to reflect the Adjusted operating earnings before income taxes that are available to common shareholders;
•Other adjustments may include the following items:
•Income (loss) related to early extinguishment of debt since the outcome of decisions to restructure debt are not indicative of normal operations;
•Impairment of goodwill and intangible assets as these represent losses related to infrequent events and do not reflect normal, cash-settled expenses;
•Amortization of acquisition-related intangible assets as well as contingent consideration fair value adjustments incurred in connection with certain acquisitions which are not indicative of current Operating expense fundamentals;
•Expected return on plan assets net of interest costs associated with the Company's qualified defined benefit pension plan and immediate recognition of net actuarial gains (losses) related to all of the Company's pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments. These amounts do not reflect cash-settled expenses, and are not indicative of current Operating expense fundamentals; and
•Other items not indicative of normal operations or performance of the Company's segments or related to events such as capital or organizational restructurings, including certain costs related to debt and equity offerings, acquisition / merger integration expenses, severance and other third-party expenses associated with such activities, and expenses attributable to vacant real estate. These items vary widely in timing, scope and frequency between periods as well as between companies to which the Company is compared. Accordingly, the Company adjusts for these items as management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of the Company's segments.

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$174	$197	$306	$425
Health Solutions	124	50	218	72
Investment Management	63	40	105	79
Corporate	(54)	(60)	(123)	(128)
Total including Allianz noncontrolling interest	307	228	507	448
Less: Earning (loss) attributable to Allianz noncontrolling interest	13	—	21	—
Total	$294	$228	$486	$448

Adjustments:
Net investment gains (losses)	(38)	(59)	(47)	(171)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(21)	(55)	(54)	(91)
Income (loss) attributable to noncontrolling interests	77	75	123	118
Dividend payments made to preferred shareholders	4	4	18	18
Other adjustments	(52)	(40)	(122)	(48)
Total adjustments to income (loss) before income taxes	(31)	(75)	(82)	(174)

Income (loss) before income taxes	$263	$152	$404	$274

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Adjusted operating revenues is a measure of the Company's segment revenues. Each segment's Operating revenues are calculated by adjusting Total revenues to exclude the following items:
•Net investment gains (losses);
•Revenues related to businesses exited or to be exited through reinsurance or divestment;
•Revenues attributable to noncontrolling interests, which represents the attribution of results from consolidated VIEs or VOEs; and
•Other adjustments primarily reflect fee income earned by the Company's broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in the Company's segments’ operating revenues, other items where the income is passed on to third parties and the elimination of intercompany investment expenses included in Adjusted operating revenues.

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted operating revenues by segment:
Wealth Solutions	$705	$709	$1,389	$1,465
Health Solutions	775	641	1,549	1,288
Investment Management	226	171	455	349
Corporate	15	17	26	39
Total	$1,721	$1,537	$3,419	$3,140

Adjustments:
Net investment gains (losses)	$(46)	$(60)	$(60)	$(180)
Revenues related to businesses exited or to be exited through reinsurance or divestment	2	(55)	32	(109)
Revenues attributable to noncontrolling interests	128	93	188	142
Other adjustments	67	8	127	36
Total adjustments to revenues	151	(14)	288	(111)

Total revenues	$1,871	$1,524	$3,706	$3,030

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Management intersegment revenues	$22	$23	$44	$45

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	June 30, 2023	December 31, 2022
Wealth Solutions	$118,943	$111,701
Health Solutions	3,378	2,668
Investment Management	1,648	1,611
Corporate	26,241	26,712
Total assets, before consolidation(1)	150,210	142,692
Consolidation of investment entities	4,406	3,914
Total assets	$154,616	$146,606
(1) Total assets, before consolidation include the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

10.    Share-based Incentive Compensation Plans

The Company offers equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plans"). As of June 30, 2023, common stock reserved and available for issuance under the Omnibus Plans was 8,881,340 shares.

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted Stock Unit (RSU) awards	$16	$8	$53	$30
Performance Stock Unit (PSU) awards	10	7	36	31
Total share-based compensation expense	26	15	89	61
Income tax benefit	7	3	22	18
After-tax share-based compensation expense	$19	$12	$67	$43

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans for the periods indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	1.5		$60.91	2.1		$55.68
Adjustment for PSU performance factor	—		—	(0.1)		61.50
Granted	1.7		70.49	0.8		66.10
Vested	(1.0)		63.18	(0.5)		63.08
Forfeited	—	*	64.54	—	*	63.48
Outstanding as of June 30, 2023	2.2		$67.06	2.3		$61.27
*Less than 0.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2023	1.6	$43.05
Granted	—	—
Exercised	(0.4)	38.11
Forfeited	—	—
Outstanding as of June 30, 2023	1.2	$44.55
Vested, exercisable, as of June 30, 2023	1.2	$44.55

11.    Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2022	109.0	1.2	107.8
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	11.7	(11.7)
Share-based compensation	1.7	0.7	1.0
Treasury Stock retirement	(13.0)	(13.0)	—
Balance, December 31, 2022	97.8	0.6	97.2
Common shares issued	9.6	—	9.6
Common shares acquired - share repurchase	—	2.3	(2.3)
Share-based compensation	1.9	0.7	1.2
Balance, June 30, 2023	109.3	3.6	105.7

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividends declared per share of Common Stock	$0.200	$0.200	$0.400	$0.400

On July 27, 2023, the Board of Directors authorized a third-quarter 2023 common stock dividend of $0.40 per share.

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

As of June 30, 2023, the Company was authorized to repurchase shares up to an aggregate purchase amount of $109. On July 27, 2023, the Company's Board of Directors provided an additional share repurchase authorization of $500, increasing the aggregate amount of the Company's common stock authorized for repurchase to $609. This share repurchase authorization

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

expires on September 30, 2024 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board of Directors at any time.

During the six months ended June 30, 2023, the Company repurchased 2.3 million shares of common stock for $162.

Warrants

On May 7, 2013, the Company issued warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock on that date. On May 10, 2023, the warrants were net share settled in accordance with their terms, resulting in the issuance of 9.6 million common shares. No warrants remain outstanding as of June 30, 2023.

For more information related to the warrants, refer to the Shareholders’ equity Note to the Consolidated Financial Statements included in Part II, Item 8. of the Annual Report on Form 10-K.

Preferred Stock

As of June 30, 2023 and December 31, 2022, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	June 30, 2023		December 31, 2022
Series	Issued	Outstanding	Issued	Outstanding
6.125% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended June 30,	Per Share	Aggregate	Per Share	Aggregate
2023	$—	$—	$13.375	$4
2022	—	—	13.375	4
Six Months Ended June 30,
2023	$30.625	$10	$26.750	$8
2022	30.625	10	26.750	8
As of June 30, 2023, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.    Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2023	2022	2023	2022
Earnings
Net income (loss) available to common shareholders:
Net income (loss)	$235	$143	$364	$254
Less: Preferred stock dividends	4	4	18	18
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	77	75	123	118
Net income (loss) available to common shareholders	$154	$64	$223	$118

Weighted average common shares outstanding
Basic	103.0	101.7	100.4	103.9
Dilutive Effects(2):
Warrants(3)	4.0	7.1	6.5	7.7
RSU awards	1.1	0.8	1.1	0.9
PSU awards	1.2	0.6	1.2	0.8
Stock Options	0.5	0.6	0.5	0.6
Diluted	109.8	110.8	109.7	113.9

Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share(1):
Basic	$1.50	$0.62	$2.22	$1.13
Diluted	$1.41	$0.57	$2.03	$1.03
(1) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total.
(2) For the six months ended June 30, 2022, weighted average shares used for calculating earnings per share excludes the impact of forward contracts related to the share repurchase agreement entered into on June 21, 2022, as the inclusion of these instruments would be antidilutive to the earnings per share calculation. For more information on the share repurchase agreement, see the Shareholders' Equity Note to these Condensed Consolidated Financial Statements.
(3) See the Shareholders' Equity Note to these Condensed Consolidated Financial Statements for additional information on warrants.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

13.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of AOCI as of the dates indicated:

	June 30,
	2023	2022
Fixed maturities, net of impairment	$(2,963)	$(1,926)
Derivatives(1)	98	129
Change in current discount rate	(827)	(951)
Deferred income tax asset (liability)	898	700
Total	(2,794)	(2,048)
Pension and other postretirement benefits liability, net of tax	3	3
AOCI	$(2,791)	$(2,045)
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of June 30, 2023, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $17.

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

	Three Months Ended June 30, 2023
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(343)		$72	$(271)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	15		(3)	12
Change in unrealized gains/losses on available-for-sale securities	(328)		69	(259)

Derivatives:
Derivatives	(6)	(1)	1	(5)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains/losses on derivatives	(11)		2	(9)

Change in current discount rate	28		(6)	22
Change in Accumulated other comprehensive income (loss)	$(311)		$65	$(246)
1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2023
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$318		$(67)	$251
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	14		(3)	11
Change in unrealized gains (losses) on available-for-sale securities	332		(70)	262

Derivatives:
Derivatives	(18)	(1)	4	(14)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(10)		2	(8)
Change in unrealized gains (losses) on derivatives	(28)		6	(22)

Change in current discount rate	30		(6)	24
Change in Accumulated other comprehensive income (loss)	$334		$(70)	$264
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Three Months Ended June 30, 2022
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(2,548)		$535	$(2,013)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	20		(4)	16
Change in unrealized gains (losses) on available-for-sale securities	(2,528)		531	(1,997)

Derivatives:
Derivatives	54	(1)	(11)	43
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	49		(10)	39

Change in current discount rate	92		(19)	73
Change in Accumulated other comprehensive income (loss)	$(2,387)		$502	$(1,885)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2022
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(5,211)		$1,094	$(4,117)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	90		(19)	71
Change in unrealized gains (losses) on available-for-sale securities	(5,121)		1,075	(4,046)

Derivatives:
Derivatives	59	(1)	(12)	47
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(10)		2	(8)
Change in unrealized gains (losses) on derivatives	49		(10)	39

Change in current discount rate	196		(41)	155
Change in Accumulated other comprehensive income (loss)	$(4,876)		$1,024	$(3,852)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

14.    Revenue from Contracts with Customers

Revenue for various financial services and software subscriptions and services is measured based on consideration specified in a contract with a customer and is recognized when the Company has satisfied a performance obligation.

•Financial Services – For advisory, asset management, and recordkeeping and administration ("R&A") services, the Company recognizes revenue as services are provided, generally over time. For distribution and shareholder servicing, the Company recognizes revenue as related consideration is received and provides distribution services at a point in time and shareholder services over time. Contract terms are typically less than one year, and consideration is variable. Revenue for financial services is recorded in Fee income and Other revenue in the Condensed Consolidated Statements of Operation.
•Software Subscriptions and Services – Software subscriptions and services include access to and usage of cloud-based benefits software for employer and health plan customers, software implementation and support services, and distribution services. Contract terms are typically one to three years, and consideration can be fixed or variable. Revenue for software subscriptions and services is generally recognized over time and recorded in Other revenue in the Condensed Consolidated Statements of Operation.

For a description of principal activities by segment from which the Company generates revenue, see the Segments Note in these Condensed Consolidated Financial Statements for further information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Financial services and software subscriptions and services revenue is disaggregated by type of service in the following table:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Wealth Solutions
Advisory and R&A	$124	$127	$244	$260
Distribution and shareholder servicing	30	31	59	64
Investment Management
Advisory, asset management and R&A	232	159	462	329
Distribution and shareholder servicing	32	38	64	80
Health Solutions
R&A	4	5	11	9
Software subscriptions and services	54	—	114	—
Corporate
R&A	5	17	17	38
Total financial services and software subscriptions and services revenue	481	377	971	780
Revenue from other sources(1)	79	80	131	150
Total Fee income and Other revenue	$560	$457	$1,102	$930

(1)Primarily consists of revenue from insurance contracts and financial instruments.

For the six months ended June 30, 2023 and year ended December 31, 2022, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods. Net receivables of $357 and $299 are included in Other assets on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively.

15.    Income Taxes

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period the related item is incurred.

The Company's effective tax rates for the three and six months ended June 30, 2023 were 10.6% and 9.9%, respectively, and the Company's effective tax rates for the three and six months ended June 30, 2022 were 5.9% and 7.3%, respectively. The effective tax rate differed from the statutory rate of 21% primarily due to noncontrolling interest, the effect of the dividends received deduction and tax credits.

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which imposes a 15% corporate alternative minimum tax ("CAMT") on the adjusted financial statement income of large corporations. The CAMT is effective in taxable years beginning after December 31, 2022. The Internal Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. If the CAMT applies, the Company will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of June 30, 2023, the Company had year-to-date gains on securities of $334 in Other comprehensive income, which reduced the related DTA. Additionally, operating income remained positive for the period and was largely

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

consistent with the 2022 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8. of the Annual Report on Form 10-K.

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

16.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt securities issued and outstanding as of the periods indicated:

	Issuer	Maturity	June 30, 2023	December 31, 2022
3.976% Senior Notes, due 2025 (2)(3)	Voya Financial, Inc.	02/15/2025	$389	$—
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	445	445
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	396	396
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048(1)	Voya Financial, Inc.	01/23/2048	336	336
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053(4)	Voya Financial, Inc.	05/15/2053	—	388
7.25% Voya Holdings Inc. debentures, due 2023(1)	Voya Holdings, Inc.	08/15/2023	140	140
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings, Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings, Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	2	2
1.25% Notes, due 2023	Benefitfocus, Inc.	12/15/2023	2	—
Subtotal			2,238	2,235
Less: Current portion of long-term debt			143	141
Total			$2,095	$2,094
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.
(4) See the Junior Subordinated Notes section below.

As of June 30, 2023, the Company was in compliance with its debt covenants.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Aetna Notes

As of June 30, 2023, the outstanding principal amount of the Aetna Notes was $358, which is guaranteed by ING Group. As of June 30, 2023, the Company provided $372 of collateral benefiting ING Group, comprised of a deposit of $209 to a control account with a third-party collateral agent and $163 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the six months ended June 30, 2023 and 2022 were immaterial.

The following table summarizes the Company's credit facilities as of June 30, 2023:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization		Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	05/01/2028	$500	$—		$500
Voya Financial, Inc.	Other	Unsecured	Committed	04/07/2025	200	163	(1)	37
Total					$700	$163		$537
(1) Amount utilized as collateral for outstanding Aetna Notes.

Put Option Agreement for Senior Debt Issuance

During 2015, the Company entered into an off-balance sheet 10-year put option agreement with a Delaware trust formed by the Company, in connection with the sale by the trust of pre-capitalized trust securities ("P-Caps"), that provides Voya Financial, Inc. the right, at any time over a 10-year period, to issue up to $500 principal amount of its 3.976% Senior Notes due 2025 ("3.976% Senior Notes") to the trust and receive in exchange a corresponding principal amount of U.S. Treasury securities that are held by the trust. The 3.976% Senior Notes will not be issued unless and until the put option is exercised. In return, the Company pays a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option and reimburses the trust for its expenses. The put premium and expense reimbursements are recorded in Operating expenses in the Condensed Consolidated Statements of Operations. If and when issued, the 3.976% Senior Notes will be guaranteed by Voya Holdings.

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

On May 1, 2023, pursuant to the put option agreement, the Company exercised the put option to require the trust to purchase $400 aggregate principal amount of 3.976% Senior Notes in exchange for a corresponding amount of U.S. Treasury securities held by the trust. On May 3, 2023, the Company issued $400 aggregate principal amount of 3.976% Senior Notes to the trust and the Company received approximately $400 of U.S. Treasury securities. The proceeds from the sale of the U.S. Treasury securities were used to redeem the 5.650% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 on May 15, 2023 (the "2053 Notes"). See Junior Subordinated Notes below.

Junior Subordinated Notes

On April 14, 2023, the Company delivered to the holders of the 2053 Notes a notice of redemption, notifying those note holders that the Company has elected to redeem all of the outstanding $393 aggregate principal amount of the 2053 Notes at par. During the three months ended June 30, 2023, the Company completed the redemption of the 2053 Notes, resulting in loss on debt extinguishment of $5, which is included in Interest expense in the Condensed Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Senior Unsecured Credit Facility Agreement

As of June 30, 2023, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires May 1, 2028. The facility provides $500 of committed capacity for revolving loan borrowings and letters of credit issuances, including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25. As of June 30, 2023, there were no amounts outstanding as revolving credit borrowings, no amounts of LOCs outstanding, and no amounts of swingline loans outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $4.998 billion, which may increase upon any future equity issuances by the Company.

17.    Commitments and Contingencies

Leases

During the three and six months ended June 30, 2023, the Company recorded an impairment of $12 and $14, respectively, on its right-of-use asset associated with leased office space, respectively. During the six months ended June 30, 2022, the Company recorded an impairment of $3 on its right-of-use asset associated with leased office space. The impairments are included in Operating expenses in the Condensed Consolidated Statements of Operations.

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

As of June 30, 2023, the Company had off-balance sheet commitments to acquire mortgage loans of $145 and purchase limited partnerships and private placement investments of $1,005, of which $352 related to consolidated investment entities.

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

	June 30, 2023	December 31, 2022
Fixed maturity collateral pledged to FHLB (1)	$1,851	$1,791
FHLB restricted stock(2)	68	67
Other fixed maturities-state deposits	39	38
Cash and cash equivalents	33	27
Securities pledged(3)	1,148	1,162
Total restricted assets	$3,139	$3,085
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $857 and $907 as of June 30, 2023 and December 31, 2022, respectively. In addition, as of June 30, 2023 and December 31, 2022, the Company delivered securities as collateral of $175 and $142 and repurchase agreements of $116 and $113, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2023 and December 31, 2022, the Company had $1,290 and $1,279, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, assets with a market value of approximately $1,851 and $1,791, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

Litigation, Regulatory Matters and Contingencies

Litigation, regulatory and other loss contingencies arise in connection with the Company's activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters, arising from the conduct of its business, both in the ordinary course and otherwise. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. The variability in pleading requirements and past experience demonstrate that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim.

As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. For example, the Company is cooperating with a publicly reported, industry-wide investigation by the SEC regarding compliance with certain record-keeping requirements for business-related electronic communications on unapproved channels. It is the practice of the Company to cooperate fully in these matters.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25.

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

Litigation also includes Ravarino, et al. v. Voya Financial, Inc., et al. (USDC District of Connecticut, No. 3:21-cv-01658)(filed December 14, 2021). In this putative class action, the plaintiffs allege that the named defendants breached their fiduciary duties

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

of prudence and loyalty in the administration of the Voya 401(k) Savings Plan. The plaintiffs claim that the named defendants did not exercise proper prudence in their management of allegedly poorly performing investment options, including proprietary funds, and passed excessive investment-management and other administrative fees for proprietary and non-proprietary funds onto plan participants. The plaintiffs also allege that the defendants engaged in self-dealing through the inclusion of the Voya Stable Value Option into the plan offerings and by setting the “crediting rate” for participants’ investment in the Stable Value Fund artificially low in relation to Voya’s general account investment returns in order to maximize the spread and Voya’s profits at the participants’ expense. The complaint seeks disgorgement of unjust profits as well as costs incurred. On June 13, 2023, the Court issued a ruling granting in part and denying in part Voya's motion to dismiss. The court largely dismissed the claims for breach of fiduciary duty. The remaining claims concern allegations of breaches of the ERISA prohibited transactions rule and a claim for failure to monitor the Voya Small Cap Growth fund. The Company continues to deny the allegations, which it believes are without merit, and intends to defend the case vigorously.

Finally, industry wide, life insurers face class action litigation related to the cost of insurance rates and periodic deductions from cash value. Common allegations include that insurance companies have breached the terms of their universal life insurance policies by establishing or increasing the cost of insurance rates using cost factors not permitted by the contract, thereby unjustly enriching themselves. This litigation is generally known as cost of insurance litigation.
Cost of insurance litigation for the Company includes Advance Trust & Life Escrow Services, LTA v. ReliaStar Life Insurance Company (USDC District of Minnesota, No. 1:18-cv-02863)(filed October 5, 2018), a putative class action in which Plaintiff alleges that the Company’s universal life insurance policies only permitted the Company to rely upon the policyholders’ expected future mortality experience to establish the cost of insurance, and that as projected mortality experience improved, the policy language required the Company to decrease the cost of insurance. Plaintiff alleges that the Company did not decrease the cost of insurance as required, thereby breaching its contract with the policyholders, and seeks class certification. On May 31, 2023, the parties participated in a mediation, after which they agreed to settle the litigation. On July 31, 2023, the Court granted plaintiffs’ motion for preliminary approval of the settlement agreement. The settlement, which remains subject to final approval by the court, provides that the Company will deposit $39 in cash consideration into a settlement fund, and the Company has fully accrued the $39 as of June 30, 2023. The settlement agreement also provides for noncash consideration consisting of agreements by the Company (1) not to increase cost of insurance rates on the class policies for a period of seven years and (2) not to challenge the class policies on the basis of lack of insurable interest or misrepresentation in the application. Consistent with the terms of the settlement agreement, the Company specifically and generally denies any and all liability or wrongdoing of any sort relating to this litigation and makes no concessions or admissions of liability or misconduct of any sort.

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

As of June 30, 2023, approximately $131 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

18.    Consolidated and Nonconsolidated Investment Entities

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $346 and $288 as of June 30, 2023 and December 31, 2022, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if Voya remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 7 CLOs as of June 30, 2023 and December 31, 2022.

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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 10 funds, which were structured as partnerships, as of June 30, 2023 and December 31, 2022.

The noncontrolling interest related to partnerships increased from $1,482 at December 31, 2022 to $1,660 at June 30, 2023. Changes in market value, contributions, and distributions related to these investments in the funds directly impact the noncontrolling interest component of Shareholders' equity on the Company's Condensed Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by an increase in net contributions and favorable market appreciation in limited partnership and equity security investments. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2024 and 2031, paying interest at LIBOR, SOFR, EURIBOR or PRIME plus a spread of up to 8.5%. As of June 30, 2023 and December 31, 2022, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $72 and $85, respectively. Less than 1.0% of the collateral loans were in default as of June 30, 2023 and December 31, 2022.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR, SOFR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 9.6% for the more subordinated tranches. CLO notes mature in 2034 and 2037, and have a weighted average maturity of 12 years as of June 30, 2023. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of June 30, 2023 and December 31, 2022, certain private equity funds maintained term loans and revolving lines of credit of $1,354 and $1,366, respectively. The term loans mature in twelve to eighteen months, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at LIBOR/EURIBOR/SOFR plus 155 - 200 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of June 30, 2023 and December 31, 2022, outstanding borrowings amount to $1,295 and $1,143, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - Other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of June 30, 2023:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$154	$—	$—	$—	$154
Corporate loans	—	1,407	—	—	1,407
Limited partnerships/corporations	—	—	—	3,120	3,120
VOE
Corporate loans	—	25	—	—	25
Total assets	$154	$1,432	$—	$3,120	$4,706
Liabilities
VIEs
CLO notes	$—	$1,331	$—	$—	$1,331
Total liabilities	$—	$1,331	$—	$—	$1,331

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2022:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$88	$—	$—	$—	$88
Corporate loans	—	1,293	—	—	1,293
Limited partnerships/corporations	—	—	—	2,802	2,802
Total assets	$88	$1,293	$—	$2,802	$4,183
Liabilities
VIEs
CLO notes	$—	$1,234	$—	$—	$1,234
Total liabilities	$—	$1,234	$—	$—	$1,234

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and six months ended June 30, 2023 and 2022, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

The Company had one deconsolidation during the three and six months ended June 30, 2023 as a result of CLO notes redemption. The Company had no deconsolidation during the three and six months ended June 30, 2022. For deconsolidated investment entities, the Company continues to serve as the general partner and/or investment manager until such entities are fully liquidated.
Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of June 30, 2023 and December 31, 2022, the Company held $371 and $364 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

LPs

As of June 30, 2023 and December 31, 2022, the Company held $1,800 and $1,781 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

19.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's operating segments were as follows:

	Wealth Solutions	Health Solutions	Investment Management	Consolidated
Balance as of January 1, 2022	$17	$24	$31	$72
Additions from business combinations	—	—	255	255
Balance as of December 31, 2022	$17	$24	$286	$327
Additions from business combinations	—	319	—	319
Balance as of June 30, 2023	$17	$343	$286	$646

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	June 30, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Right to manage client assets	N/A	$345	$—	$345	$345	$—	$345
Management contract rights	N/A	5	—	5	5	—	5
Total indefinite-life intangibles		$350	$—	$350	$350	$—	$350
Finite-life intangibles:
Management contract rights	17 years	$190	$10	$180	$741	$554	$187
Customer relationship lists	8 years	325	119	206	135	111	24
Trademarks	8 years	15	1	14	—	—	—
Computer software	4 years	483	325	158	502	432	70
Total intangible assets		$1,363	$455	$908	$1,728	$1,097	$631

Amortization expense related to intangible assets were $42 and $22 for the six months ended June 30, 2023 and 2022, respectively. Fully amortized management contract rights of $550 were written off during the quarter.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three and six months ended June 30, 2023 and 2022 and financial condition as of June 30, 2023 and December 31, 2022. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section contained in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report on Form 10-K").

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See the Note Concerning Forward-Looking Statements.

Overview

We provide workplace savings and benefits products, solutions, and technologies, along with investment management services, which enable a better financial future for our clients, their employees and plan participants. We are focused on executing our mission to make a secure financial future possible—one person, one family and one institution at a time. Voya’s scale, business mix, risk profile, and strong free cash flow generation are competitive differentiators, and we have a clear path to Adjusted Operating Earnings Per Share growth via net revenue growth, margin expansion, and disciplined capital management. We provide our products and services principally through our Workplace Solutions business, which encompasses both our Wealth Solutions and Health Solutions business segments, and through our Investment Management segment.

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

Business Update

On August 1, 2023, we acquired all remaining equity interest in VFI SLK Global Services Private Limited ("VFISLK") currently held by SLK Software Private Limited ("SLK"). VFISLK is a private limited company in India formed pursuant to a joint venture agreement between us and SLK on August 1, 2019, with the purpose of providing technology and business operations services to us. As a result of the acquisition, VFISLK has become a wholly owned subsidiary of us and provides us with improved strategic and operational flexibility.

An upfront payment of approximately $50 million was made at closing. We are in the process of determining the fair value of the identifiable assets and liabilities assumed. As such, an estimate of the financial impact of the acquisition cannot be currently made.

On January 24, 2023, we completed the acquisition of Benefitfocus, Inc. ("Benefitfocus"), an industry-leading benefits administration technology company that serves employers, health plans and brokers. Cash paid at closing related to the acquisition was approximately $570 million, inclusive of $12 million of closing costs. The acquisition expands the Company’s capacity to meet the growing demand for comprehensive benefits and savings solutions and increases its ability to deliver innovative solutions for employers and health plans. In connection with the acquisition, we have incurred $27 million of integration expenses for the six months ended June 30, 2023 and expect to incur additional integration expenses in the future. These expenses include severance, consulting and business integration expenses and are recorded in Operating expenses in the period they are incurred. These expenses are classified as a component of Other adjustments to Income (loss) before income taxes and consequently are not included in the adjusted operating results of our segments.

On November 1, 2022, Voya Investment Management Alternative Assets, LLC ("VIMAA"), one of the Company’s indirect subsidiaries, acquired all of the issued and outstanding equity interests of Czech Asset Management, L.P., a private credit asset manager dedicated to the U.S. middle market pursuant to a sales and purchase agreement ("SPA") entered into on August 1, 2022 with Czech Management GP, LLC, and Czech Holdings, LLC. The purchase consideration for the acquisition included cash paid upon close and contingent consideration that is based on revenues that will be earned during the earnout period and capital raised in the underlying funds and is subject to conditions as defined in the SPA. The acquisition expands VIMAA's private and leveraged credit business.

On July 25, 2022, we completed a series of transactions pursuant to a Combination Agreement dated as of June 13, 2022 (the "AllianzGI Agreement") with Voya IM and VIM Holdings LLC ("VIM Holdings"), both our indirect subsidiaries, Allianz SE

("Allianz") and Allianz Global Investors U.S. LLC ("AllianzGI"), an indirect subsidiary of Allianz, pursuant to which the parties have combined Voya IM with assets and teams comprising specified strategies previously managed by AllianzGI. The acquisition increases the international scale and distribution of the Company’s investment products and provides us with new capabilities that diversify our investment strategies and help us meet the needs of a larger and more global client base. We incurred $67 million and $38 million of transaction and integration expenses, primarily related to this transaction for the year ended December 31, 2022 and for the six months ended June 30, 2023, respectively. We expect to incur additional integration expenses in future periods. These expenses include consulting, legal and business integration expenses and are recorded in Operating expenses in the period they are incurred. These expenses are classified as a component of Other adjustments to Income (loss) before income taxes and consequently are not included in the adjusted operating results of our segments.

Under the terms of the AllianzGI Agreement, AllianzGI transferred to VIM Holdings the rights to certain assets and liabilities related to specified investment teams and strategies and the associated assets under management (the "AllianzGI Transferred Business"). We transferred all of the limited liability company interests in Voya IM to VIM Holdings and in exchange, received a 76% economic stake in VIM Holdings. Pursuant to the Amended and Restated Limited Liability Company Agreement VIM Holdings entered into at the closing date ("A&R VIM Holdings Operating Agreement"), we now hold, indirectly, a 76% economic stake in VIM Holdings and Allianz holds, indirectly, a 24% economic stake in VIM Holdings. In accordance with the A&R VIM Holdings Operating Agreement, we have full operational control of VIM Holdings, Voya IM and the transferred assets and investment teams.

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

Trends and Uncertainties

We describe known material trends and uncertainties that might affect our business within Trends and Uncertainties in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K, and in other sections of that document, including Risk Factors in Part I, Item 1A. In addition, we describe below more recently developing known trends and uncertainties that we believe may materially affect our future liquidity, financial condition or results of operations. All statements in this section, other than statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of factors that could cause actual results, performance, or events to differ from those discussed in any forward-looking statement, including in a material manner, see "Note Concerning Forward-Looking Statements" in this Quarterly Report on Form 10-Q.

Interest Rate Environment

We believe that the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•Our general account investment portfolio, which was approximately $37.2 billion as of June 30, 2023, consists predominantly of fixed income investments. In prior years during the prolonged low interest rate environment, the yield we earned on new investments has been lower than the yields earned on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments in the near term will earn an average yield higher than the prevailing portfolio yield. However, heightened market volatility implies greater uncertainly around the path of interest rates and the outlook for new money investments going forward. New purchases made at current market levels would be higher than the yield of maturing assets. In addition, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment with rising interest rates generally leading to lower prices in the secondary market and falling interest rates generally leading to higher prices.
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

Environmental, Social and Governance ("ESG")

ESG is a business imperative woven throughout Voya. Our ESG practices are grounded in Voya’s history of doing the right thing for our customers, colleagues and communities, which has been foundational to our success and for which our ongoing efforts have been recognized.

At Voya, ESG is centered on a wide range of practices integrated into our business and culture to live our bold purpose – Together we fight for everyone’s opportunity for a better financial future – and developed within our robust governance framework to manage risk effectively throughout the organization and foster long-term value creation for all our stakeholders. These practices also include a commitment to minimize our impact on the planet in recognition of the many ways in which individuals' and communities' financial well-being can be affected by environmental factors.

For additional information on our commitment to equity, diversity and inclusion, see Environmental, Social and Governance and Human Capital Resources in Part I, Item 1. of our Annual Report on Form 10-K.

Operating Measures

In this MD&A, we discuss Adjusted operating earnings before income taxes and Adjusted operating revenues, each of which is a measure used by management to evaluate segment performance. For additional information on each measure, see Segments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

AUM and AUA

The following table presents AUM and AUA as of the dates indicated:

	As of June 30,
($ in millions)	2023	2022
AUM and AUA:
Wealth Solutions (1)	$518,941	$469,019
Health Solutions	1,886	1,996
Investment Management	381,306	289,710
Eliminations/Other	(113,105)	(113,475)
Total AUM and AUA (1)(2)	$789,028	$647,250

AUM	457,615	350,242
AUA (1)	331,413	297,008
Total AUM and AUA (1)(2)	$789,028	$647,250
(1) Effective Q1 2023, includes asset balances associated with non-qualified retirement plans for clients using only our non-qualified solutions. Historical periods presented have been recast to conform with this change.
(2) Includes AUM and AUA related to the divested businesses, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

Results of Operations - Company Condensed Consolidated

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2023	2022	Change	2023	2022	Change
Revenues:
Net investment income	$545	$581	$(36)	$1,090	$1,211	$(121)
Fee income	474	413	61	938	846	92
Premiums	677	597	80	1,362	1,205	157
Net gains (losses)	(56)	(226)	170	(72)	(514)	442
Other revenue	86	44	42	164	84	80
Income (loss) related to consolidated investment entities	145	115	30	224	198	26
Total revenues	1,871	1,524	347	3,706	3,030	676
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	682	654	28	1,433	1,298	135
Operating expenses	770	605	165	1,606	1,237	369
Net amortization of Deferred policy acquisition costs and Value of business acquired	57	62	(5)	116	124	(8)
Interest expense	39	33	6	71	73	(2)
Operating expenses related to consolidated investment entities	60	18	42	76	24	52
Total benefits and expenses	1,608	1,372	236	3,302	2,756	546
Income (loss) before income taxes	263	152	111	404	274	130
Income tax expense (benefit)	28	9	19	40	20	20
Net Income (loss)	235	143	92	364	254	110
Less: Net income (loss) attributable to noncontrolling interest	77	75	2	123	118	5
Less: Preferred stock dividends	4	4	—	18	18	—
Net income (loss) available to our common shareholders	$154	$64	$90	$223	$118	$105
Consolidated - Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Total Revenues

Total revenues increased $347 million from $1,524 million to $1,871 million. The following items contributed to the overall increase.

Net investment income decreased $36 million from $581 million to $545 million primarily due to:

•lower prepayment fee and alternative investment income in the current period primarily driven by the impact of equity market performance.

Fee income increased $61 million from $413 million to $474 million primarily due to:

•higher fee income in Investment Management primarily due to the addition of the AllianzGI business, partially offset by net outflows and higher interest rates.

Premiums increased $80 million from $597 million to $677 million primarily due to:

•higher premiums in Health Solutions driven by growth across all blocks of business.

Net gains (losses) improved $170 million from a loss of $226 million to a loss of $56 million primarily due to:

•net favorable changes in derivative valuations due to interest rate movements;
•gains from market value changes associated with our reinsured businesses, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders; and
•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

The improvement was partially offset by:

•higher impairments in the current period primarily related to CECL; and
•higher losses on bond sales due to higher interest rates.

Other revenue increased $42 million from $44 million to $86 million primarily due to:

•higher other revenue in Health Solutions primarily driven by the Benefitfocus acquisition.

The increase was partially offset by:

•lower revenue from transition services agreements.

Income (loss) related to consolidated investment entities increased $30 million from $115 million to $145 million primarily due to:

•equity market impacts to limited partnership valuations; and
•an increase in interest income in collateralized loan obligations due to higher interest rates.

Total Benefits and Expenses

Total benefits and expenses increased $236 million from $1,372 million to $1,608 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $28 million from $654 million to $682 million primarily due to:

•a change in the value of an embedded derivative associated with businesses reinsured due to a decrease in interest rates in the current period compared to an increase in interest rates in the prior period, which is fully offset by a corresponding amount in Net gains (losses).

The increase was partially offset by:

•a favorable change in market risk benefits driven by positive equity market performance and higher interest rates;
•a lower litigation reserve in the current period compared to the prior period in Businesses exited;
•lower benefits incurred in Health Solutions due to lower loss ratios across all products, partially offset by growth in in-force business; and
•a favorable change in CECL allowance on reinsurance recoverable in Businesses exited.

Operating expenses increased $165 million from $605 million to $770 million primarily due to:

•an increase in Health Solutions expenses primarily driven by the acquisition of Benefitfocus and business growth;
•an increase in Investment Management expenses primarily driven by the addition of the AllianzGI business;
•an increase in the deferred compensation plan liability due to positive equity market movements which is offset by a favorable derivative change in Net gains (losses);
•integration costs associated with the AllianzGI and Benefitfocus businesses; and
•an increase in Wealth Solutions expenses driven by business growth.

The increase was partially offset by:

•an impairment to the fair value of a wholly owned office building in the prior period, partially offset by an impairment related to a vacated leased building in the current period.

Operating expenses related to consolidated investment entities increased $42 million from $18 million to $60 million primarily due to:

•increase in interest costs of limited partnerships due to higher loans;
•increase in collateralized loan obligations interest costs due to higher rates and new fund launches.

Income Tax Expense

Income tax expense increased $19 million from $9 million to $28 million primarily due to:

•an increase in income before income taxes.

The increase was partially offset by:

•an increase in the dividends received deduction ("DRD").

Adjustments from Income (Loss) before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

For additional information on the reconciliation adjustments listed below, see the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) improved $21 million from a loss of $59 million to a loss of $38 million primarily due to:
•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•a favorable change in market risk benefits driven by positive equity market performance and higher interest rates.

The improvement was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements;
•higher impairments in the current period primarily related to CECL; and
•higher losses on bond sales due to higher interest rates.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment improved $34 million from a loss of $55 million to a loss of $21 million primarily due to:

•a lower litigation reserve in the current period compared to the prior period;
•a favorable change in market risk benefits driven by positive equity market performance and higher interest rates;
•a favorable change in CECL allowance on reinsurance recoverable; and
•lower intangibles amortization.

Other adjustments to operating earnings increased $12 million from a loss of $40 million to a loss of $52 million primarily due to:

•integration costs associated with the Allianz GI and Benefitfocus businesses;
•an increase in the amortization of intangible assets associated with acquisitions;
•an unfavorable change in market-driven pension costs; and
•a loss on debt extinguishment in the current period compared to a gain in the prior period.

The increase was partially offset by:

•an impairment to the fair value of a wholly owned office building in the prior period, partially offset by an impairment related to a vacated leased building in the current period; and
•lower restructuring charges.

Consolidated - Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Total Revenues

Total revenues increased $676 million from $3,030 million to $3,706 million. The following items contributed to the overall increase.

Net investment income decreased $121 million from $1,211 million to $1,090 million primarily due to:

•lower alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance.

Fee income increased $92 million from $846 million to $938 million primarily due to:

•higher fee income in Investment Management primarily due to the addition of the AllianzGI business, partially offset by net outflows, higher interest rates, and lower average equity markets.

The increase was partially offset by:

•lower fee income in Wealth Solutions primarily driven by a lower earned rate and lower average equity markets, partially offset by the cumulative impact of positive net flows.

Premiums increased $157 million from $1,205 million to $1,362 million primarily due to:

•higher premiums in Health Solutions driven by growth across all blocks of business.

Net gains (losses) improved $442 million from a loss of $514 million to a loss of $72 million primarily due to:

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

Other revenue increased $80 million from $84 million to $164 million primarily due to:

•higher other revenue in Health Solutions primarily driven by the Benefitfocus acquisition.

The increase was partially offset by:

•lower revenue from transition services agreements.

Income (loss) related to consolidated investment entities increased $26 million from $198 million to $224 million primarily due to:

•equity market impacts to limited partnership valuations; and
•an increase in interest income in collateralized loan obligations due to higher interest rates.

Total Benefits and Expenses

Total benefits and expenses increased $546 million from $2,756 million to $3,302 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $135 million from $1,298 million to $1,433 million primarily due to:

•a change in the value of an embedded derivative associated with businesses reinsured due to a decrease in interest rates in the current period compared to an increase in interest rates in the prior period, which is fully offset by a corresponding amount in Net gains (losses).

The increase was partially offset by:

•lower claims in Group Life primarily related to COVID-19 impacts in the prior period which did not repeat and lower loss ratios across all products, partially offset by an increase in in-force business in Health Solutions;
•a lower litigation reserve in the current period compared to the prior period in Businesses exited;
•a favorable change in CECL allowance on reinsurance recoverable in Businesses exited; and
•a favorable change in market risk benefits driven by positive equity market performance and higher interest rates.

Operating expenses increased $369 million from $1,237 million to $1,606 million primarily due to:

•an increase in Health Solutions expenses primarily driven by the acquisition of Benefitfocus and business growth;
•an increase in Investment Management expenses primarily driven by the addition of the AllianzGI business;
•an increase in the deferred compensation plan liability due to positive equity market movements which is offset by a favorable derivative change in Net gains (losses);
•an increase Wealth Solutions expenses driven by business growth;
•closing and integration costs associated with the acquisition of Benefitfocus; and
•integration costs associated with the AllianzGI business.

The increase was partially offset by:

•an impairment to the fair value of a wholly owned office building in the prior period, partially offset by an impairment related to a vacated leased building in the current period.

Income Tax Expense

Income tax expense increased $20 million from $20 million to $40 million primarily due to:

•an increase in income before income taxes.

The increase was partially offset by:

•a change in the state valuation allowance; and
•an increase in the DRD.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

For additional information on the reconciliation adjustments listed below, see the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) improved $124 million from a loss of $171 million to a loss of $47 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements;
•lower impairments in the current period primarily related to CECL; and
•a favorable change in market risk benefits driven by positive equity market performance and higher interest rates.

The improvement was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment improved $37 million from a loss of $91 million to a loss of $54 million primarily due to:

•a lower litigation reserve in the current period compared to the prior period; and
•a favorable change in CECL allowance on reinsurance recoverable.

Other adjustments to operating earnings increased $74 million from a loss of $48 million to a loss of $122 million primarily due to:

•closing and integration costs associated with the acquisition of Benefitfocus;
•an unfavorable change in market-driven pension costs;
•integration costs associated with the Allianz GI business; and
•an increase in the amortization of intangible assets associated with acquisitions.

The increase was partially offset by:

•an impairment to the fair value of a wholly owned office building in the prior period, partially offset by an impairment related to a vacated leased building in the current period; and
•lower restructuring chargers.

Results of Operations - Segment by Segment

Adjusted operating earnings before income taxes is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings before income taxes should not be viewed as a substitute for GAAP pre-tax income. We believe that the presentation of segment adjusted operating earnings before income taxes as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. Refer to the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on the presentation of segment results and our definition of adjusted operating earnings before income taxes.

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$446	$448	$880	$935
Fee income	240	239	471	495
Other revenue	18	21	38	35
Total adjusted operating revenues	705	709	1,389	1,465
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	224	222	445	440
Operating expenses	285	265	593	552
Net amortization of DAC/VOBA	22	24	45	47
Total operating benefits and expenses	531	512	1,083	1,039
Adjusted operating earnings before income taxes	$174	$197	$306	$425

The following table presents Net revenue and Adjusted operating margin for our Wealth Solutions segment as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Adjusted operating earnings before income taxes	$174	$197	$306	$425

Total adjusted operating revenues	705	709	1,389	1,465
Less: Interest credited and other benefits to contract owners/policyholders	224	222	445	440
Net revenue	$481	$486	$944	$1,024

Adjusted operating margin(1)	36.1%	40.6%	32.5%	41.5%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following tables present Total Client Assets, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of June 30,
($ in millions)	2023	2022
Full Service	$178,398	$158,928
Recordkeeping	279,669	248,931
Total Defined Contribution	458,068	407,859
Investment-only Stable Value	37,354	39,622
Retail Client and Other Assets	31,158	28,919
Eliminations(1)	(7,639)	(7,381)
Total Client Assets(1)	$518,941	$469,019
(1) Includes asset eliminations which were previously reported in Recordkeeping and Retail Client Assets. Historical periods presented have been recast to conform with this change.

	As of June 30,
($ in millions)	2023	2022
Fee-based	$429,958	$377,667
Spread-based	32,699	34,220
Investment-only Stable Value	37,354	39,622
Retail Client Assets	26,570	24,892
Eliminations(1)	(7,639)	(7,381)
Total Client Assets(2)	$518,941	$469,019
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

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Wealth Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Full Service - Corporate markets:
Deposits	$3,930	$3,473	$8,551	$7,708
Surrenders, benefits and product charges	(3,244)	(2,798)	(6,721)	(6,421)
Net flows	686	674	1,830	1,286
Full Service - Tax-exempt markets:
Deposits	1,350	1,540	2,774	2,960
Surrenders, benefits and product charges	(1,633)	(1,215)	(4,219)	(2,801)
Net flows	(283)	326	(1,445)	161
Total Full Service Net Flows	$403	$1,000	$385	$1,447

Recordkeeping and Stable Value:
Recordkeeping Net Flows	$3,600	$224	$3,689	$(669)
Investment-only Stable Value Net Flows	$(923)	$549	$(1,633)	$1,693

Wealth Solutions - Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Adjusted operating earnings before income taxes decreased $23 million from $197 million to $174 million primarily due to:

•higher expenses primarily driven by business growth.
•lower investment income primarily due to lower alternative asset returns, partially offset by a higher portfolio yield.

Wealth Solutions - Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Adjusted operating earnings before income taxes decreased $119 million from $425 million to $306 million primarily due to:

•lower investment income primarily due to lower alternative asset returns, partially offset by a higher portfolio yield.
•higher expenses primarily driven by business growth; and
•lower fee income and other revenue resulting from lower average equity markets and a lower earned rate, partially offset by the cumulative impact of positive net flows.

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$35	$35	$68	$74
Fee income	19	19	40	38
Premiums	669	588	1,344	1,179
Other revenue	52	(2)	97	(4)
Total adjusted operating revenues	775	641	1,549	1,288
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	433	443	900	921
Operating expenses	211	141	415	282
Net amortization of DAC/VOBA	8	7	16	13
Total operating benefits and expenses	651	590	1,331	1,216
Adjusted operating earnings before income taxes	$124	$50	$218	$72

The following table presents Net revenue and Adjusted operating margin for our Health Solutions segment as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Adjusted operating earnings before income taxes	$124	$50	$218	$72

Total adjusted operating revenues	775	641	1,549	1,288
Less: Interest credited and other benefits to contract owners/policyholders	433	443	900	921
Net revenue	$342	$198	$649	$367

Adjusted operating margin(1)	36.2%	25.5%	33.6%	19.6%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Sales by Product Line:
Group life and Disability	$14	$14	$118	$100
Stop loss	25	24	368	347
Total group products	39	38	486	447
Voluntary and Other (1)	43	20	133	124
Total sales by product line	$82	$58	$620	$571

Total gross premiums and deposits	$765	$671	$1,526	$1,331

Group life and Disability	$925	$811	$925	$811
Stop loss	1,461	1,231	1,461	1,231
Voluntary and Other (1)	941	681	941	681
Total annualized in-force premiums and fees	$3,327	$2,722	$3,327	$2,722

Loss Ratios:
Group life (interest adjusted)	86.1%	89.5%	85.5%	102.7%
Stop loss	62.6%	78.9%	66.3%	77.7%
Total Loss Ratio (2)(3)	63.9%	73.1%	63.9%	73.1%
(1) Includes benefit administration annual recurring revenue and Health Account Solutions products.
(2) The three months and six months ended June 30, 2023 loss ratio excludes $57 million of favorable reserve impact related to annual review of the assumptions.
(3) Total Loss Ratio is presented on a trailing twelve month basis.

Health Solutions - Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Adjusted Operating earnings before income taxes increased $74 million from $50 million to $124 million primarily due to:

•higher premiums driven by growth across all three lines of business;
•higher other revenue primarily driven by the acquisition of Benefitfocus; and
•lower benefits incurred due to lower loss ratios across all products, partially offset by growth in in-force business.

The increase was partially offset by:

•higher expenses primarily driven by the acquisition of Benefitfocus and business growth.

Health Solutions - Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Adjusted Operating earnings before income taxes increased $146 million from $72 million to $218 million primarily due to:

•higher premiums driven by growth across all three lines of business;
•higher other revenue primarily driven by the acquisition of Benefitfocus; and
•lower benefits incurred due to COVID-19 impacts in the prior period which did not repeat and lower loss ratios across all products, partially offset by growth in in-force business.

The increase was partially offset by:

•higher expenses primarily driven by the acquisition of Benefitfocus and business growth; and
•lower investment income primarily driven by lower alternative asset returns.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$9	$5	$20	$16
Fee income	218	160	435	325
Other revenue	(1)	6	1	8
Total adjusted operating revenues	226	171	455	349
Operating benefits and expenses:
Operating expenses	163	131	350	271
Total operating benefits and expenses	163	131	350	271
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	63	40	105	79
Less: Earnings (loss) attributable to Allianz noncontrolling interest	14	—	22	—
Adjusted operating earnings before income taxes	$50	$40	$83	$79

The following table presents Net revenue and Adjusted operating margin for our Investment Management segment as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	$63	$40	$105	$79

Total adjusted operating revenues	226	171	455	349
Net revenue	$226	$171	$455	$349

Adjusted operating margin(1)	27.9%	23.1%	23.1%	22.5%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Investment Management intersegment revenues	$22	$23	$44	$45

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of June 30,
($ in millions)	2023	2022
External clients:
Institutional(1)	$156,435	$136,596
Retail(1)	131,391	61,070
Total external clients	287,826	197,666
General account	36,154	38,686
Total AUM(1)	323,980	236,352
AUA(2)	57,326	53,359
Total AUM and AUA(1)(2)	$381,306	$289,710
(1) Includes assets associated with the divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Net Flows:
Institutional	$(3,783)	$1,998	$(4,728)	$4,219
Retail	122	(1,439)	464	(2,332)
Divested businesses	(516)	(525)	(1,031)	(1,193)
Total	$(4,178)	$34	$(5,296)	$694

Investment Management - Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Adjusted operating earnings before income taxes including Allianz noncontrolling interest increased $23 million from $40 million to $63 million primarily due to:

•higher fee and other revenue primarily due to the addition of the AllianzGI business and higher average equity markets, partially offset by net outflows and higher interest rates; and
•higher investment capital returns primarily driven by overall market performance.

The increase was partially offset by:

•higher operating expenses primarily driven by the addition of the AllianzGI business.

Investment Management - Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Adjusted operating earnings before income taxes including Allianz noncontrolling interest increased $26 million from $79 million to $105 million primarily due to:

•higher fee and other revenue primarily due to the addition of the AllianzGI business, partially offset by net outflows, higher interest rates, and lower average equity markets; and
•higher investment capital returns primarily driven by overall market performance.

The increase was partially offset by:

•higher operating expenses primarily driven by the addition of the AllianzGI business.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$8	$—	$12	$1
Other revenue	7	17	14	38
Total adjusted operating revenues	15	17	26	39
Operating benefits and expenses:
Operating expenses(1)	32	37	65	75
Interest expense(2)	37	40	84	92
Total operating benefits and expenses	69	76	149	166
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	(54)	(60)	(123)	(128)
Less: Earnings (loss) attributable to Allianz noncontrolling interest	—	—	(1)	—
Adjusted operating earnings before income taxes	$(53)	$(60)	$(121)	$(128)
(1) Includes expenses from corporate activities, and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Adjusted operating earnings before income taxes including Allianz noncontrolling interest improved $6 million from a loss of $60 million to a loss of $54 million primarily due to:

•stranded costs in the prior period which did not repeat;
•higher investment income due to the increase in short-term rates on assets backing surplus in excess of amounts held at the segment level; and
•lower interest expense as a result of cumulative debt extinguishments.

The improvement was partially offset by:

•lower revenue resulting from transition services agreements; and
•higher incentive compensation.

Corporate - Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Adjusted operating earnings before income taxes including Allianz noncontrolling interest improved $5 million from a loss of $128 million to a loss of $121 million primarily due to:

•stranded costs in the prior period which did not repeat;
•higher investment income due to the increase in short-term rates on assets backing surplus in excess of amounts held at the segment level; and
•lower interest expense as a result of cumulative debt extinguishments.

The improvement was partially offset by:

•lower revenue resulting from transition services agreements; and
•higher incentive compensation.

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

While investment income on these assets can be volatile, based on current plans, we expect to earn 9.0% on these assets over the long term.

The following table presents alternative investment income and average assets of alternative investments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Wealth Solutions:
Alternative investment income	$30	$33	$41	$122
Average alternative investment	1,615	1,634	1,637	1,584
Health Solutions:
Alternative investment income	4	3	5	12
Average alternative investment	179	162	152	166
Investment Management:
Alternative investment income	8	5	17	16
Average alternative investment	325	347	322	349

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

We estimate that our excess capital (which we define as the amount of total adjusted capital in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of June 30, 2023, was approximately $0.5 billion. As of June 30, 2023, our estimated combined RBC ratio, with adjustments for certain intercompany transactions, was 405%.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Six Months Ended June 30,
($ in millions)	2023	2022
Beginning cash and cash equivalents balance	$210	$202
Sources:
Dividends and returns of capital from subsidiaries	712	1,176
Repayment of loans to subsidiaries, net of new issuances	252	—
Debt issuance(1)	388	—
Amounts received from subsidiaries under tax sharing agreements, net	57	33
Settlement of amounts due from (to) subsidiaries and affiliates, net	51	36
Collateral received, net	16	—
Asset maturities and investment income, net	—	25
Derivatives, net	3	—
Other, net	8	21
Total sources	1,487	1,291
Uses:
Premium paid and other fees related to debt extinguishment	—	1
Payment of interest expense	62	58
Capital provided to subsidiaries	8	—
Payment for business acquisitions	558	—
Repayments of loans from subsidiaries, net of repayments	184	60
Debt repurchase	393	214
New issuances of loans to subsidiaries, net of repayments	—	48
Payment of income taxes, net	2	13
Common stock acquired - Share repurchase	162	750
Share-based compensation	42	39
Dividends paid on preferred stock	18	18
Dividends paid on common stock	41	41
Collateral delivered, net	—	6
Asset purchases and investment expense, net	2	—
Derivatives, net	—	39
Total uses	1,472	1,287
Net increase in cash and cash equivalents	15	4
Ending cash and cash equivalents balance	$225	$206
(1) See Put Option Agreement for Senior Debt Issuance below for further detail.

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

Capitalization

The primary components of our capital structure consist of debt and equity securities. Our capital position is supported by cash flows within our operating subsidiaries, the availability of borrowed funds under liquidity facilities, and any additional capital we raise to invest in the growth of the business and for general corporate purposes. We manage our capital position based on a variety of factors including, but not limited to, our financial strength, the credit rating of Voya Financial, Inc. and of its insurance company subsidiaries and general macroeconomic conditions. We may repurchase or otherwise retire our debt and preferred stock and take other steps to reduce our debt and preferred stock or otherwise improve our financial position. These actions could include open market repurchases, negotiated repurchases, tender offers or other retirements of outstanding debt and opportunistic refinancing of debt. The amount that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels, cash position, compliance with covenants and other considerations.

See the Consolidated and Nonconsolidated Investment Entities Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details over changes in noncontrolling interest during the year and impacting capitalization.

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the six months ended June 30, 2023. As of June 30, 2023, we were authorized to repurchase shares up to an aggregate purchase amount of $109 million.

On July 27, 2023, the Board of Directors provided an additional share repurchase authorization of $500 million, increasing the aggregate amount of our common stock authorized for repurchase to $609 million. This share repurchase authorization expires on September 30, 2024 (unless extended) and does not obligate us to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Six Months Ended June 30,
($ in millions)	2023	2022
Dividends paid on common shares	$41	$41
Repurchases of common shares (at cost)	162	700
Total	$203	$741

On July 27, 2023, our Board of Directors authorized a third-quarter 2023 common stock dividend of $0.40 per share.

Debt

As of June 30, 2023, we had $143 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt.

The following table summarizes our borrowing activities for the six months ended June 30, 2023:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Total long-term debt	$2,094	$400	$(393)	$(6)	$2,095

On April 14, 2023, we delivered to the holders of the 5.650% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 (the "2053 Notes") a notice of redemption, notifying those noteholders that we have elected to redeem all of the outstanding $393 million aggregate principal amount of the 2053 Notes at par. During the three months ended June 30, 2023, we completed the redemption of the 2053 Notes. See the Financing Agreements and Shareholders’ Equity Notes to our Condensed Consolidated

Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details on changes in debt and equity during the year.

Put Option Agreement for Senior Debt Issuance

On May 1, 2023, we exercised the put option (the "Put Option") pursuant to the Put Option Agreement, dated March 17, 2015, with Peachtree Corners Funding Trust (the "Trust"), a Delaware trust formed in connection with the sale by the Trust of pre-capitalized trust securities ("P-Caps"), that provided us the right to issue up to $500 million aggregate principal amount of our 3.976% Senior Notes due 2025 (the "3.976% Senior Notes") to the Trust in exchange for a corresponding amount of U.S. Treasury securities that are held by the Trust.

On May 3, 2023, we issued $400 million aggregate principal amount of 3.976% Senior Notes to the Trust, and we received approximately $400 million of U.S. Treasury securities. The proceeds from the sale of the U.S. Treasury securities received by us in exchange for the 3.976% Senior Notes were used to redeem the 2053 Notes on May 15, 2023.

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

We did not recognize any asset or liability as of June 30, 2023 in relation to intercompany indemnifications, guarantees or support agreements. As of June 30, 2023, no guarantees existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of June 30, 2023, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.4 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of June 30, 2023, Voya Financial, Inc. had $447 million outstanding borrowings from subsidiaries and had loaned $272 million to its subsidiaries.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$310	$48	$—	$809
ReliaStar Life Insurance Company ("RLI") (MN)	—	—	402	329

On July 5, 2023, ReliaStar Life Insurance Company made a $345 million extraordinary distribution received by Voya Holdings for payment to Voya Financial, Inc.

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our total capitalization. The following table presents our leverage ratios for the periods indicated:

	June 30,	December 31,
($ in millions)	2023	2022
Financial Debt
Total financial debt	$2,238	$2,235
Other financial obligations(1)	326	265
Total financial obligations	2,564	2,500
Mezzanine equity
Allianz noncontrolling interest	171	166
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	5,876	5,792
Total equity, excluding AOCI	6,488	6,404
AOCI	(2,791)	(3,055)
Total Voya Financial, Inc. shareholders' equity	3,697	3,349
Noncontrolling interest	1,660	1,482
Total shareholders' equity	$5,357	$4,831
Capital
Capitalization(3)	$5,935	$5,584
Adjusted capitalization excluding AOCI(4)	$10,883	$10,552
Leverage Ratios
Debt-to-Capital Ratio(5)	37.7%	40.0%
Financial Leverage excluding AOCI(6)	29.2%	29.5%
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

Our Financial Leverage Ratio, excluding AOCI, decreased from 29.5% at December 31, 2022 to 29.2% at June 30, 2023. The decrease was primarily due to an increase in Adjusted capitalization excluding AOCI which was driven by an increase in Noncontrolling interest and Net income available to common shareholders, partially offset by repurchases of common stock.

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
•Investment impairments;
•Goodwill and other intangible assets;
•Income taxes;
•Contingencies; and
•Employee benefit plans.

In developing these accounting estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe that the amounts provided are appropriate based on the facts available upon preparation of the Condensed Consolidated Financial Statements.

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
•A lapse rate is the percentage of in-force policies surrendered by the policyholder or canceled by us due to nonpayment of premiums. A decrease in policy lapses would result in an increase in persistency rates.

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

($ in millions)	As of June 30, 2023
An assumed increase in future mortality by 1%	$(1.5)
An assumed increase in future morbidity by 1%	$(0.2)
An assumed increase in future persistency by 1%	$(0.3)

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

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 ("IRA of 2022"), which imposes a 15% corporate alternative minimum tax ("CAMT") on the adjusted financial statement income of large corporations and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. The Internal Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. If the CAMT applies, we will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards. We do expect to be subject to the 1% excise tax but do not expect that it will have a material impact to our financial statements.

On January 4, 2021, we completed a series of transactions pursuant to a Master Transaction Agreement with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of this transaction, Resolution Life US acquired our wholly owned subsidiary, Security Life of Denver Company ("SLD"). Resolution Life US notified us that SLD may generate a material capital loss in the 2022 tax year. Pursuant to Federal tax law, the 2022 net capital loss generated by SLD must be carried back to our consolidated tax return and any resulting income tax benefit will be retained by us, subject to applicable limitations, resulting in a material decrease to our effective tax rate. Voya will record any related tax benefit upon our verification of the amount of SLD’s capital loss and confirmation that such loss is included in the 2022 Resolution Life US tax return.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2023		December 31, 2022
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, net of allowance	$25,955	69.1%	$27,044	69.1%
Fixed maturities, at fair value option	2,090	5.6%	2,151	5.5%
Equity securities, at fair value	309	0.8%	336	0.9%
Short-term investments(1)	49	0.1%	356	0.9%
Mortgage loans on real estate, net of allowance	5,339	14.2%	5,427	13.9%
Policy loans	358	1.0%	363	0.9%
Limited partnerships/corporations	1,800	4.8%	1,781	4.6%
Derivatives	444	1.2%	422	1.1%
Other investments	69	0.1%	68	0.1%
Securities pledged	1,148	3.1%	1,162	3.0%
Total investments	$37,561	100.0%	$39,110	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	June 30, 2023
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$434	1.3%	$425	1.5%
U.S. Government agencies and authorities	54	0.2%	56	0.2%
State, municipalities and political subdivisions	931	2.9%	822	2.8%
U.S. corporate public securities	8,845	27.5%	7,878	27.0%
U.S. corporate private securities	5,113	15.9%	4,735	16.2%
Foreign corporate public securities and foreign governments(1)	3,081	9.6%	2,767	9.5%
Foreign corporate private securities(1)	3,092	9.6%	2,915	10.0%
Residential mortgage-backed securities	3,870	12.0%	3,628	12.4%
Commercial mortgage-backed securities	4,326	13.4%	3,676	12.6%
Other asset-backed securities	2,422	7.6%	2,291	7.8%
Total fixed maturities, including securities pledged	$32,168	100.0%	$29,193	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2022
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$590	1.8%	$581	1.9%
U.S. Government agencies and authorities	58	0.2%	59	0.2%
State, municipalities and political subdivisions	978	2.9%	845	2.8%
U.S. corporate public securities	9,343	27.6%	8,201	27.0%
U.S. corporate private securities	5,087	15.1%	4,692	15.5%
Foreign corporate public securities and foreign governments(1)	3,343	9.9%	2,949	9.7%
Foreign corporate private securities(1)	3,254	9.7%	3,034	10.0%
Residential mortgage-backed securities	4,230	12.6%	3,977	13.1%
Commercial mortgage-backed securities	4,466	13.3%	3,883	12.8%
Other asset-backed securities	2,307	6.9%	2,136	7.0%
Total fixed maturities, including securities pledged	$33,656	100.0%	$30,357	100.0%
(1)Primarily U.S. dollar denominated.

As of June 30, 2023, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2023
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$425	$—	$—	$—	$—	$—	$425
U.S. Government agencies and authorities	56	—	—	—	—	—	56
State, municipalities and political subdivisions	775	47	—	—	—	—	822
U.S. corporate public securities	2,402	5,160	277	39	—	—	7,878
U.S. corporate private securities	1,746	2,690	192	100	7	—	4,735
Foreign corporate public securities and foreign governments(1)	877	1,705	116	65	—	4	2,767
Foreign corporate private securities(1)	383	2,342	160	19	11	—	2,915
Residential mortgage-backed securities	3,468	139	4	1	8	8	3,628
Commercial mortgage-backed securities	3,090	490	80	11	3	2	3,676
Other asset-backed securities	1,970	281	7	9	1	23	2,291
Total fixed maturities	$15,192	$12,854	$836	$244	$30	$37	$29,193
% of Fair Value	52.1%	44.0%	2.9%	0.8%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$581	$—	$—	$—	$—	$—	$581
U.S. Government agencies and authorities	59	—	—	—	—	—	59
State, municipalities and political subdivisions	787	58	—	—	—	—	845
U.S. corporate public securities	2,485	5,357	307	36	—	16	8,201
U.S. corporate private securities	1,684	2,677	234	89	8	—	4,692
Foreign corporate public securities and foreign governments(1)	945	1,829	104	64	—	7	2,949
Foreign corporate private securities(1)	367	2,531	99	26	11	—	3,034
Residential mortgage-backed securities	3,919	34	4	1	10	9	3,977
Commercial mortgage-backed securities	3,258	521	85	12	5	2	3,883
Other asset-backed securities	1,767	325	7	10	6	21	2,136
Total fixed maturities	$15,852	$13,332	$840	$238	$40	$55	$30,357
% of Fair Value	52.2%	43.9%	2.8%	0.8%	0.1%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	June 30, 2023
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$425	$—	$—	$—	$—	$425
U.S. Government agencies and authorities	51	5	—	—	—	56
State, municipalities and political subdivisions	48	482	245	47	—	822
U.S. corporate public securities	23	372	2,216	4,958	309	7,878
U.S. corporate private securities	58	183	1,494	2,608	392	4,735
Foreign corporate public securities and foreign governments(1)	7	158	749	1,645	208	2,767
Foreign corporate private securities(1)	—	41	277	2,421	176	2,915
Residential mortgage-backed securities	3,027	193	96	118	194	3,628
Commercial mortgage-backed securities	1,249	410	854	1,027	136	3,676
Other asset-backed securities	187	488	1,274	286	56	2,291
Total fixed maturities	$5,075	$2,332	$7,205	$13,110	$1,471	$29,193
% of Fair Value	17.4%	8.0%	24.7%	44.9%	5.0%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2022
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$581	$—	$—	$—	$—	$581
U.S. Government agencies and authorities	51	8	—	—	—	59
State, municipalities and political subdivisions	48	503	236	58	—	845
U.S. corporate public securities	29	408	2,320	5,063	381	8,201
U.S. corporate private securities	58	185	1,368	2,728	353	4,692
Foreign corporate public securities and foreign governments(1)	8	168	802	1,774	197	2,949
Foreign corporate private securities(1)	—	42	297	2,541	154	3,034
Residential mortgage-backed securities	3,089	188	113	206	381	3,977
Commercial mortgage-backed securities	1,304	425	927	1,058	169	3,883
Other asset-backed securities	187	447	1,117	330	55	2,136
Total fixed maturities	$5,355	$2,374	$7,180	$13,758	$1,690	$30,357
% of Fair Value	17.6%	7.8%	23.7%	45.3%	5.6%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $278 million from $3.5 billion to $3.2 billion for the six months ended June 30, 2023. The decrease in unrealized losses was driven by tighter credit spreads.

As of June 30, 2023 and December 31, 2022, we held nine and ten fixed maturities with unrealized capital loss in excess of $10 million, respectively. As of June 30, 2023 and December 31, 2022, the unrealized capital losses on these fixed maturities equaled $100 million or 3.1% and $114 million or 3.3% of the total unrealized losses, respectively.

As of June 30, 2023, we held $1.9 billion of energy sector fixed maturity securities, constituting 6.5% of the total fixed maturities portfolio, with gross unrealized capital losses of $139 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $10 million. As of June 30, 2023, our fixed maturity exposure to the energy sector is comprised of 91.2% investment grade securities.

As of December 31, 2022, we held $1.9 billion of energy sector fixed maturity securities, constituting 6.1% of the total fixed maturities portfolio, with gross unrealized capital losses of $160 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $11 million. As of December 31, 2022, our fixed maturity exposure to the energy sector is comprised of 88% investment grade securities.

See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	June 30, 2023			December 31, 2022
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$1,791	$1,795	92.0%	$2,267	$2,270	97.9%
2	134	138	7.1%	33	32	1.4%
3	—	1	0.1%	—	—	—%
4	—	—	—%	—	—	—%
5	5	7	0.4%	5	7	0.3%
6	7	8	0.4%	8	9	0.4%
Total	$1,937	$1,949	100.0%	$2,313	$2,318	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see Fixed Maturities Credit Quality-Ratings in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	June 30, 2023			December 31, 2022
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$18,705	$256	$359	$12,414	$215	$350

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	June 30, 2023			December 31, 2022
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$77	$82	4.2%	$70	$79	3.4%
Interest Only (IO)	976	977	50.1%	914	915	39.5%
Inverse IO	506	507	26.0%	527	528	22.8%
Principal Only (PO)	73	75	3.8%	77	79	3.4%
Floater	5	5	0.3%	6	6	0.3%
Agency Credit Risk Transfer	246	249	12.8%	645	638	27.5%
Other	54	54	2.8%	74	73	3.1%
Total	$1,937	$1,949	100.0%	$2,313	$2,318	100.0%

During the six months ended June 30, 2023, the market value of our CMO-B securities portfolio was lower on a combination of transactional activity and valuation movements among tranche types. Transactional activity includes participating in tender offers of Agency Credit Risk Transfer securities.
The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Net investment income (loss)	$76	$136	$164	$271
Net gains (losses)(1)	(28)	(140)	(46)	(267)
Income (loss) before income taxes	$48	$(4)	$118	$4
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Income (loss) before income taxes	$48	$(4)	$118	$4
Realized gains (losses) including impairment	(7)	1	(9)	6
Fair value adjustments	17	57	6	89
Total adjustments to income (loss)	10	58	(3)	95
Adjusted operating earnings before income taxes	$58	$54	$115	$99
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	June 30, 2023
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,982	$16	$50	$1	$1,949
Prime Non-Agency	1,815	13	225	—	1,603
Alt-A	61	4	1	2	66
Sub-Prime(1)	26	1	1	—	26
Total RMBS	$3,884	$34	$277	$3	$3,644
(1) Includes subprime other asset backed securities.

	December 31, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,957	$19	$50	$1	$1,927
Prime Non-Agency	2,194	10	238	—	1,966
Alt-A	66	5	2	2	71
Sub-Prime(1)	30	1	1	—	30
Total RMBS	$4,247	$35	$291	$3	$3,994
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of the dates indicated:

	June 30, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2017 and prior	$844	$717	$211	$198	$318	$281	$304	$246	$129	$100	$1,806	$1,542
2018	111	94	20	17	75	66	49	37	18	12	273	226
2019	163	142	35	31	117	102	286	224	10	9	611	508
2020	60	54	31	27	74	58	151	123	2	2	318	264
2021	236	175	89	81	227	200	334	294	3	2	889	752
2022	85	67	55	51	154	143	115	103	11	11	420	375
2023	—	—	5	5	4	4	—	—	—	—	9	9
Total CMBS	$1,499	$1,249	$446	$410	$969	$854	$1,239	$1,027	$173	$136	$4,326	$3,676

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2017 and prior	$835	$724	$228	$214	$345	$314	$320	$274	$109	$97	$1,837	$1,623
2018	110	95	20	18	96	86	40	33	19	15	285	247
2019	169	149	38	36	130	115	297	241	8	6	642	547
2020	74	66	31	27	74	59	155	125	—	—	334	277
2021	238	181	86	77	213	187	324	283	8	8	869	736
2022	105	89	58	53	178	166	115	102	43	43	499	453
Total CMBS	$1,531	$1,304	$461	$425	$1,036	$927	$1,251	$1,058	$187	$169	$4,466	$3,883

As of June 30, 2023, 84.0% and 13.3% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 83.7% and 13.6% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	June 30, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$137	$134	$417	$407	$1,178	$1,139	$120	$112	$60	$41	$1,912	$1,833
Auto-Loans	1	1	6	7	—	—	—	—	—	—	7	8
Student Loans	10	10	78	70	—	—	—	—	—	—	88	80
Credit Card loans	—	—	—	—	3	2	—	—	—	—	3	2
Other Loans	51	42	3	3	148	131	189	170	7	6	398	352
Total Other ABS(1)	$199	$187	$504	$487	$1,329	$1,272	$309	$282	$67	$47	$2,408	$2,275
(1) Excludes subprime other asset backed securities.

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$135	$131	$375	$359	$1,064	$1,001	$121	$112	$60	$42	$1,755	$1,645
Auto-Loans	1	1	8	7	—	—	—	—	—	—	9	8
Student Loans	12	12	86	77	—	—	1	—	—	—	99	89
Credit Card loans	—	—	—	—	3	2	—	—	—	—	3	2
Other Loans	52	43	3	3	129	114	240	215	—	—	424	375
Total Other ABS(1)	$200	$187	$472	$446	$1,196	$1,117	$362	$327	$60	$42	$2,290	$2,119
(1) Excludes subprime other asset backed securities.

As of June 30, 2023, 85.8% and 12.3% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 82.9% and 15.4% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of June 30, 2023, our mortgage loans on real estate portfolio had a weighted average DSC of 1.90 times and a weighted average LTV ratio of 45.0%. As of December 31, 2022, our mortgage loans on real estate portfolio had a weighted average DSC of 1.91 times, and a weighted average LTV ratio of 45.4%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of June 30, 2023, our total European exposure had an amortized cost and fair value of $2,972 million and $2,722 million, respectively. Some of the major country level exposures were in the United Kingdom of $1,184 million, in France of $241 million, in The Netherlands of $241 million, in Switzerland of $125 million, in Germany of $204 million, in Ireland of $177 million, and in Belgium of $72 million. Our direct exposure in Eastern Europe is comparatively small, with $3 million of exposure in Russia and none in Ukraine or Belarus.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the "Parent Issuer") has issued certain notes pursuant to transactions registered under the Securities Act of 1933. As of June 30, 2023, such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, and the 3.976% senior notes due 2025 with an aggregate principal amount of $1.5 billion (collectively, the "Senior Notes") and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million. As of December 31, 2022 such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, with an aggregate principal amount of $1.1 billion and (ii) the 5.65% fixed-to-floating rate junior subordinated notes due 2053 and the 4.7% fixed-to-floating junior subordinated notes due 2048, with an aggregate principal amount of $724 million.(collectively, the "Junior Subordinated Notes" and, together with the Senior Notes, the "Registered Notes").

Voya Holdings, Inc. (the "Subsidiary Guarantor"), a wholly owned subsidiary of the Parent Issuer, has guaranteed each of the Registered Notes on a full and unconditional basis. No other subsidiary of the Parent Issuer has guaranteed any of the Registered Notes. The Parent Issuer and the Subsidiary Guarantor are hereby referred to below as the "Obligor Group."

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated:

	As of and for the
($ in millions)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Summarized Statements of Operations Information:
Total revenues	$51	$(21)
Total benefits and expenses	109	205
Income (loss), net of tax	(54)	346
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(54)	346
Net income (loss) available to Obligor Group	(54)	346

Summarized Balance Sheets Information:
Total investments	31	29
Cash and cash equivalents	226	210
Deferred income tax assets	882	910
Goodwill	94	94
Loans to non-obligated subsidiaries	273	89
Due from non-obligated subsidiaries	41	15
Total assets	1,900	1,359

Short-term debt with non-obligated subsidiaries	528	262
Long-term debt	2,095	2,094
Total liabilities	$2,815	$2,554

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of June 30, 2023:

	As of June 30, 2023
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$29,193	$(1,832)	$2,080
Mortgage loans on real estate	—	4,998	(165)	177
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	35,615	(1,715)	2,836
Funding agreements with fixed maturities	—	1,298	(33)	35
Supplementary contracts and immediate annuities	—	614	(45)	8
Derivatives:
Interest rate contracts	27,550	16	182	(189)
Long-term debt	—	1,941	(109)	124
Stabilizer and MCGs	—	3	7	2
Embedded derivatives on reinsurance	—	(31)	34	(39)
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

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of June 30, 2023. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in insurance contracts. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of June 30, 2023:

	As of June 30, 2023
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$309	$31	$(31)
Limited liability partnerships/corporations	—	1,800	109	(109)
Derivatives:
Equity futures and total return swaps	219	8	16	(16)
Equity options	36	1	—	—
Financial liabilities with equity market risk:
Stabilizer and MCGs	—	3	—	—
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
April 1, 2023 - April 30, 2023	39,630	$73.28	—	$271
May 1, 2023 - May 31, 2023	1,722,595	69.47	1,642,148	157
June 1, 2023 - June 30, 2023	682,249	71.18	681,085	109
Total	2,444,474	$70.01	2,323,233	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended June 30, 2023, there was an increase of 121,241 Treasury shares in connection with such withholding activities.
(2) On July 27, 2023, the Board of Directors provided an additional share repurchase authorization, of $500 million, increasing the aggregate amount of the Company's common stock authorized for repurchase to $609 million This share repurchase authorization expires on September 30, 2024 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

Item 5.         Other Information

During the three months ended June 30, 2023, the following trading plans were adopted or terminated by directors and officers of the Company (as defined in Rule 16a-1(f)) that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name and title of director or officer	Date of adoption of trading arrangement	Duration of trading arrangement	Aggregate number of securities to be sold or purchased under trading arrangement
Nan A Ferrara, EVP Organizational Health and Enterprise Capability Building	May 12, 2023	August 11, 2023 to August 8, 2024	12,820

Item 6.        Exhibits

See Exhibit Index on the following page.

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
10.1
Fourth Amended and Restated Revolving Credit Agreement dated as of May 1, 2023, among Voya Financial, Inc., Bank of America N.A. and other parties thereto (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed May 4, 2023)

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

August 3, 2023			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Donald C. Templin
Donald C. Templin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

