Form 10-Q
period 2023-09-30
Voya Financial, Inc.
filed 2023-11-02
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 27, 2023, 104,468,001 shares of Common Stock, 0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended September 30, 2023

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) interest rates, (iv) the frequency and severity of insured loss events, (v) the effects of natural or man-made disasters, including pandemic events, (vi) mortality and morbidity levels, (vii) persistency and lapse levels, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, such as those relating to Federal taxation, state insurance regulations and NAIC regulations and guidelines, (xi) changes in the policies of governments and/or regulatory authorities, and (xii) our ability to successfully manage the separation of the Individual Life business that we sold to Resolution Life US on January 4, 2021, and (xiii) our ability to realize the expected financial and other benefits from various acquisitions, including the transactions with Allianz Global Investors U.S. LLC and Benefitfocus, Inc. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties" in the Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-35897) (the "Annual Report on Form 10-K") and in this Quarterly Report on Form 10-Q.
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	September 30, 2023	December 31, 2022
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $28,409 as of 2023 and $30,202 as of 2022; net of allowance for credit losses of $19 as of 2023 and $12 as of 2022)	$24,663	$27,044
Fixed maturities, at fair value using the fair value option	1,955	2,151
Equity securities, at fair value	301	336
Short-term investments	297	356
Mortgage loans on real estate (net of allowance for credit losses of $29 as of 2023 and $18 as of 2022)	5,344	5,427
Policy loans	358	363
Limited partnerships/corporations	1,792	1,781
Derivatives	482	422
Other investments	63	68
Securities pledged (amortized cost of $1,157 as of 2023 and $1,303 as of 2022)	1,002	1,162
Total investments	36,257	39,110
Cash and cash equivalents	829	919
Short-term investments under securities loan agreements, including collateral delivered	903	1,179
Accrued investment income	446	425
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $25 as of 2023 and $32 as of 2022)	11,765	12,426
Deferred policy acquisition costs and Value of business acquired	2,278	2,363
Deferred income taxes	2,438	2,223
Goodwill	748	327
Other intangibles, net	900	631
Other assets (net of allowance for credit losses of $1 as of 2023 and 2022)	2,579	2,625
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	3,079	2,802
Cash and cash equivalents	88	88
Corporate loans, at fair value using the fair value option	1,428	1,293
Other assets	36	21
Assets held in separate accounts	85,491	80,174
Total assets	$149,265	$146,606

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	September 30, 2023	December 31, 2022
Liabilities:
Future policy benefits	$9,371	$9,719
Contract owner account balances	40,135	42,455
Payables under securities loan and repurchase agreements, including collateral held	1,190	1,302
Short-term debt	2	141
Long-term debt	2,095	2,094
Derivatives	373	389
Other liabilities	3,024	2,901
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,329	1,234
Other liabilities	1,296	1,200
Liabilities related to separate accounts	85,491	80,174
Total liabilities	$144,306	$141,609

Commitments and Contingencies (Note 17)

Mezzanine equity:
Redeemable noncontrolling interest	$173	$166

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2023 and 2022)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 109,500,599 and 97,789,852 shares issued as of 2023 and 2022, respectively; 105,074,021 and 97,186,970 shares outstanding as of 2023 and 2022, respectively)	1	1
Treasury stock (at cost; 4,426,578 and 602,882 shares as of 2023 and 2022, respectively)	(307)	(39)
Additional paid-in capital	6,664	6,643
Accumulated other comprehensive income (loss)	(3,533)	(3,055)
Retained earnings (deficit):
Unappropriated	302	(201)
Total Voya Financial, Inc. shareholders' equity	3,127	3,349
Noncontrolling interest	1,659	1,482
Total shareholders' equity	4,786	4,831
Total liabilities, mezzanine equity and shareholders' equity	$149,265	$146,606

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Net investment income	$547	$522	$1,637	$1,733
Fee income	489	445	1,427	1,291
Premiums	682	606	2,044	1,811
Net gains (losses)	(7)	(125)	(79)	(639)
Other revenue	81	33	245	117
Income (loss) related to CIEs:
Net investment income	31	(136)	255	62
Total revenues	1,823	1,345	5,529	4,375
Benefits and expenses:
Policyholder benefits	471	297	1,419	1,119
Interest credited to contract owner account balances	328	240	813	716
Operating expenses	717	632	2,323	1,869
Net amortization of Deferred policy acquisition costs and Value of business acquired	57	60	173	184
Interest expense	31	31	102	104
Operating expenses related to CIEs:
Interest expense	45	12	116	31
Other expense	2	2	7	7
Total benefits and expenses	1,651	1,274	4,953	4,030
Income (loss) before income taxes	172	71	576	345
Income tax expense (benefit)	(74)	29	(34)	49
Net income (loss)	246	42	610	296
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(16)	(138)	107	(20)
Net income (loss) available to Voya Financial, Inc.	262	180	503	316
Less: Preferred stock dividends	14	14	32	32
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$248	$166	$471	$284

Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$2.35	$1.70	$4.62	$2.79
Diluted	$2.29	$1.57	$4.31	$2.55

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$246	$42	$610	$296
Other comprehensive income (loss), before tax:
Change in current discount rate	(23)	93	7	289
Unrealized gains (losses) on securities	(916)	(1,685)	(612)	(6,757)
Other comprehensive income (loss), before tax	(939)	(1,592)	(605)	(6,468)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(197)	(334)	(127)	(1,358)
Other comprehensive income (loss), after tax	(742)	(1,258)	(478)	(5,110)
Comprehensive income (loss)	(496)	(1,216)	132	(4,814)
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(16)	(138)	107	(20)
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(480)	$(1,078)	$25	$(4,794)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2023 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of July 1, 2023	$1	$(248)	$6,695	$(2,791)	$40	$3,697	$1,660	$5,357	$171
Comprehensive income (loss):
Net income (loss)	—	—	—	—	262	262	(25)	237	9
Other comprehensive income (loss), after tax	—	—	—	(742)	—	(742)	—	(742)	—
Total comprehensive income (loss)						(480)	(25)	(505)	9
Common stock acquired - Share repurchase	—	(54)	—	—	—	(54)	—	(54)	—
Dividends on preferred stock	—	—	(14)	—	—	(14)	—	(14)	—
Dividends on common stock	—	—	(42)	—	—	(42)	—	(42)	—
Share-based compensation	—	(5)	25	—	—	20	—	20	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	24	24	(7)
Balance as of September 30, 2023	$1	$(307)	$6,664	$(3,533)	$302	$3,127	$1,659	$4,786	$173

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2023 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2023	$1	$(39)	$6,643	$(3,055)	$(201)	$3,349	$1,482	$4,831	$166
Comprehensive income (loss):
Net income (loss)	—	—	—	—	503	503	87	590	20
Other comprehensive income (loss), after tax	—	—	—	(478)	—	(478)	—	(478)	—
Total comprehensive income (loss)						25	87	112	20
Common stock acquired - Share repurchase	—	(216)	—	—	—	(216)	—	(216)	—
Dividends on preferred stock	—	—	(32)	—	—	(32)	—	(32)	—
Dividends on common stock	—	—	(83)	—	—	(83)	—	(83)	—
Share-based compensation	—	(52)	136	—	—	84	—	84	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	90	90	(13)
Balance as of September 30, 2023	$1	$(307)	$6,664	$(3,533)	$302	$3,127	$1,659	$4,786	$173

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2022 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of July 1, 2022	$1	$(821)	$7,500	$(2,045)	$(1,034)	$3,601	$1,697	$5,298	$—
Interest in VIM Holdings LLC	—	—	412	—	—	412	—	412	148
Comprehensive income (loss):
Net income (loss)	—	—	—	—	180	180	(145)	35	7
Other comprehensive income (loss), after tax	—	—	—	(1,258)	—	(1,258)	—	(1,258)	—
Total comprehensive income (loss)						(1,078)	(145)	(1,223)	7
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	3	3	—
Common stock issuance	—	—	5	—	—	5	—	5	—
Common stock acquired - Share repurchase	—	(50)	50	—	—	—	—	—	—
Dividends on preferred stock	—	—	(14)	—	—	(14)	—	(14)	—
Dividends on common stock	—	—	(20)	—	—	(20)	—	(20)	—
Share-based compensation	—	(2)	12	—	—	10	—	10	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	35	35	—
Balance as of September 30, 2022	$1	$(873)	$7,945	$(3,303)	$(854)	$2,916	$1,590	$4,506	$155

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2022 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2022	$1	$(80)	$7,542	$1,807	$(1,170)	$8,100	$1,568	$9,668	$—
Interest in VIM Holdings LLC	—	—	412	—	—	412	—	412	148
Comprehensive income (loss):
Net income (loss)	—	—	—	—	316	316	(27)	289	7
Other comprehensive income (loss), after tax	—	—	—	(5,110)	—	(5,110)	—	(5,110)	—
Total comprehensive income (loss)						(4,794)	(27)	(4,821)	7
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	3	3
Common stock issuance	—	—	7	—	—	7	—	7	—
Common stock acquired - Share repurchase	—	(750)	—	—	—	(750)	—	(750)	—
Dividends on preferred stock	—	—	(32)	—	—	(32)	—	(32)	—
Dividends on common stock	—	—	(61)	—	—	(61)	—	(61)	—
Share-based compensation	—	(43)	77	—	—	34	—	34	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	46	46	—
Balance as of September 30, 2022	$1	$(873)	$7,945	$(3,303)	$(854)	$2,916	$1,590	$4,506	$155

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,274	$1,133
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	5,578	5,165
Equity securities	31	—
Mortgage loans on real estate	447	733
Limited partnerships/corporations	124	158
Acquisition of:
Fixed maturities	(3,655)	(6,653)
Equity securities	(25)	(76)
Mortgage loans on real estate	(376)	(511)
Limited partnerships/corporations	(131)	(225)
Short-term investments, net	60	66
Derivatives, net	54	157
Sales from CIEs	652	702
Purchases within CIEs	(780)	(1,688)
Collateral received (delivered), net	166	149
Receipts on deposit asset contracts	208	91
Payments for business acquisitions, net of cash acquired	(584)	(2)
Other, net	(70)	(12)
Net cash provided by (used in) investing activities	1,699	(1,946)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,718	5,039
Maturities and withdrawals from investment contracts	(4,460)	(4,736)
Proceeds from issuance of long-term debt	388	—
Repayments of long-term debt, including current maturities	(539)	(365)
Borrowings of CIEs	232	1,094
Repayments of borrowings of CIEs	(388)	(309)
Contributions from (distributions to) participants in CIEs, net	385	358
Proceeds from issuance of common stock, net	—	7
Common stock acquired - Share repurchase	(212)	(750)
Dividends paid on preferred stock	(32)	(32)
Dividends paid on common stock (includes $2 of dividend equivalent payments in 2023)	(85)	(63)
Other, net	(70)	(68)
Net cash provided by (used in) financing activities	(3,063)	175
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	(90)	(638)
Cash and cash equivalents, including cash in CIEs, beginning of period	1,007	1,573
Cash and cash equivalents, including cash in CIEs, end of period	$917	$935
	September 30, 2023	December 31, 2022
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents	$829	$919
Cash and cash equivalents in CIEs	88	88
Total cash and cash equivalents, including cash in CIEs	$917	$1,007

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

On August 1, 2023, the Company acquired all remaining equity interest in VFI SLK Global Services Private Limited previously held by SLK Software Private Limited ("SLK") and renamed the entity as Voya Global Services Private Limited ("Voya India"). Voya India was a private limited company in India formed pursuant to a joint venture agreement between the Company and SLK on August 1, 2019, with the Company and SLK holding 49% and 51% of ownership shares, respectively. The purpose of Voya India is to provide technology and business operation services to the Company. As a result of the acquisition, Voya India has become a wholly owned subsidiary of the Company and provides the Company with improved strategic and operational flexibility.

As part of the purchase consideration, an upfront payment of approximately $53 was made at closing. The Company recorded a gain of $45 in relation to revaluation of the existing investment in Voya India which was recorded in Net gains (losses) in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023. Net assets acquired as part of this transaction included goodwill of $102. The revenues, expenses, assets and liabilities of the business acquired are reported in Corporate. Intercompany balances between Voya India and other Voya subsidiaries are eliminated in the Condensed Consolidated Financial Statements.

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

On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts ("ASU 2018-12"), under the modified retrospective adoption method. ASU 2018-12 provided new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. The unaudited Condensed Consolidated Financial Statements are presented under the new guidance for reporting periods beginning January 1, 2021. See “Adoption of New Pronouncements” below for additional information regarding this adoption and the transition impacts recorded as of January 1, 2021. See "Significant Accounting Policies" below for additional details regarding the key policy changes effected by this ASU and updated accounting policies resulting from the adoption of this ASU for all periods presented in the unaudited Condensed Consolidated Financial Statements. This section is meant to serve as an update to, and should be read in conjunction with, the Business, Basis of Presentation and Significant Accounting Policies Note to the Consolidated Financial Statements in Part II, Item 8. of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Interest rates used in discounting the reserves are based on an upper-medium grade (low credit risk) fixed income instrument yield derived from observable market data. A 30-year forward rate is used for periods beyond the last observable market point. Reserves are remeasured quarterly to reflect changes in the discount rate, with the resulting change recorded in Accumulated other comprehensive income ("AOCI"). Locked-in interest rates used to determine interest accretion on reserves for new contracts sold after January 1, 2021 are based on the upper-medium grade (low credit risk) fixed income instrument yield applicable at the time the contract was issued. Locked-in interest accretion rates for contracts in-force as of the January 1, 2021 transition date for ASU 2018-12 are based on the locked-in interest rates in effect for those contracts immediately before the transition date. Interest accretion is recorded in Policyholder benefits on the Condensed Consolidated Statements of Operations.

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

Short-duration: For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid are recorded as ceded premiums and ceded unearned premiums and are reflected as a component of Premiums in the Condensed Consolidated Statements of Operations and Premium receivable and reinsurance recoverable on the Condensed Consolidated Balance Sheets, respectively. Ceded unearned premiums are amortized through premiums over the remaining contract period in proportion to the amount of protection provided.
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
The Company has elected to apply the optional expedient provided in ASU 2020-04 for qualifying contract modifications. To date, adoption of the guidance has not had a material impact on the Company’s financial condition and results of operations. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships as the project nears completion.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2023:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$458	$—	$40	$—	$—	$418
U.S. Government agencies and authorities	54	1	2	—	—	53
State, municipalities and political subdivisions	881	—	155	—	—	726
U.S. corporate public securities	8,554	57	1,436	—	—	7,175
U.S. corporate private securities	5,114	10	521	—	—	4,603
Foreign corporate public securities and foreign governments(1)	2,974	10	431	—	6	2,547
Foreign corporate private securities(1)	3,111	10	241	—	1	2,879
Residential mortgage-backed securities	3,710	28	340	(1)	—	3,397
Commercial mortgage-backed securities	4,226	2	739	—	10	3,479
Other asset-backed securities	2,439	11	105	—	2	2,343
Total fixed maturities, including securities pledged	31,521	129	4,010	(1)	19	27,620
Less: Securities pledged	1,157	—	155	—	—	1,002
Total fixed maturities	$30,364	$129	$3,855	$(1)	$19	$26,618
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2022:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$590	$12	$21	$—	$—	$581
U.S. Government agencies and authorities	58	3	2	—	—	59
State, municipalities and political subdivisions	978	1	134	—	—	845
U.S. corporate public securities	9,343	97	1,239	—	—	8,201
U.S. corporate private securities	5,087	14	409	—	—	4,692
Foreign corporate public securities and foreign governments(1)	3,343	18	403	—	9	2,949
Foreign corporate private securities(1)	3,254	7	225	—	2	3,034
Residential mortgage-backed securities	4,230	34	290	3	—	3,977
Commercial mortgage-backed securities	4,466	2	585	—	—	3,883
Other asset-backed securities	2,307	3	173	—	1	2,136
Total fixed maturities, including securities pledged	33,656	191	3,481	3	12	30,357
Less: Securities pledged	1,303	3	144	—	—	1,162
Total fixed maturities	$32,353	$188	$3,337	$3	$12	$29,195
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2023, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$831	$812
After one year through five years	3,890	3,663
After five years through ten years	4,091	3,738
After ten years	12,334	10,188
Mortgage-backed securities	7,936	6,876
Other asset-backed securities	2,439	2,343
Fixed maturities, including securities pledged	$31,521	$27,620

As of September 30, 2023 and December 31, 2022, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements and Securities Pledged

As of September 30, 2023 and December 31, 2022, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements.

The Company engages in securities lending whereby the initial collateral is required at a rate of at least 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss.

In the normal course of business, the Company receives cash collateral and non-cash collateral in the form of securities. If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. Securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools.

The following table presents Securities pledged as of the dates indicated:

	September 30, 2023	December 31, 2022
Securities pledged/obligations under repurchase agreements(1)	$112	$113
Securities loaned to lending agent(2)	682	907
Securities pledged as collateral(2)(3)	208	142
Total	$1,002	$1,162
(1) Comprised of other asset-backed securities and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.
(2) Included in Securities pledged on the Condensed Consolidated Balance Sheets.
(3) See Collateral within the Derivatives Note to these Condensed Consolidated Financial Statements for more information.

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	September 30, 2023	December 31, 2022
U.S. Treasuries	$19	$53
U.S. corporate public securities	494	604
Short-term investments	1	—
Foreign corporate public securities and foreign governments	193	285
Total(1)	$707	$942
(1) As of September 30, 2023 and December 31, 2022, liabilities to return cash collateral were $560 and $807, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following tables presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the periods presented:

	Nine Months Ended September 30, 2023
	U.S. corporate public securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$9	$2	$1	$12
Credit losses on securities for which credit losses were not previously recorded	—	10	—	—	1	11
Reductions for securities sold during the period	—	—	(2)	—	—	(2)
Increase (decrease) on securities with allowance recorded in previous period	—	—	(1)	(1)	—	(2)
Balance as of September 30	$—	$10	$6	$1	$2	$19

	Year Ended December 31, 2022
	Residential mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$1	$—	$56	$1	$58
Credit losses on securities for which credit losses were not previously recorded	—	9	—	—	9
Reductions for securities sold during the period	—	—	(57)	—	(57)
Increase (decrease) on securities with allowance recorded in previous period	(1)	—	3	—	2
Balance as of December 31	$—	$9	$2	$1	$12

For additional information about the Company’s methodology and significant inputs used in determining whether a credit loss exists, see the Business, Basis of Presentation and Significant Accounting Policies Note to the Consolidated Financial Statements in Part II, Item 8. of the Annual Report on Form 10-K.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of September 30, 2023
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$276	$11	$99	$29	$375	$40
U.S. Government agencies and authorities	13	1	3	1	16	2
State, municipalities and political subdivisions	28	1	682	154	710	155
U.S. corporate public securities	1,375	97	4,761	1,339	6,136	1,436
U.S. corporate private securities	967	39	3,249	482	4,216	521
Foreign corporate public securities and foreign governments	565	25	1,670	406	2,235	431
Foreign corporate private securities	437	18	2,101	223	2,538	241
Residential mortgage-backed	349	17	1,307	323	1,656	340
Commercial mortgage-backed	84	4	3,234	735	3,318	739
Other asset-backed	110	5	1,618	100	1,728	105
Total	$4,204	$218	$18,724	$3,792	$22,928	$4,010

	As of December 31, 2022
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$197	$19	$9	$2	$206	$21
U.S. Government agencies and authorities	21	2	—	—	21	2
State, municipalities and political subdivisions	751	121	30	13	781	134
U.S. corporate public securities	5,479	792	1,137	447	6,616	1,239
U.S. corporate private securities	3,569	322	458	87	4,027	409
Foreign corporate public securities and foreign governments	2,050	260	391	143	2,441	403
Foreign corporate private securities	2,728	211	65	14	2,793	225
Residential mortgage-backed	1,538	128	562	162	2,100	290
Commercial mortgage-backed	2,628	390	1,133	195	3,761	585
Other asset-backed	1,430	104	578	69	2,008	173
Total	$20,391	$2,349	$4,363	$1,132	$24,754	$3,481

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2023, the average duration of our fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

As of September 30, 2023 and December 31, 2022, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired.

For the three and nine months ended September 30, 2023, intent impairments included in the Condensed Consolidated Statements of Operations, but excluding impairments included in Other comprehensive income (loss), were $18 and $25, respectively. For the three and nine months ended September 30, 2022, intent impairments were $12 and $21, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Restructuring

Upon the adoption of ASU 2022-02 as of January 1, 2023, the Company no longer identifies certain debt modifications as troubled debt restructuring, but instead evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three and nine months ended September 30, 2023, the Company had no material debt modifications that require such disclosure.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of September 30, 2023 and December 31, 2022, respectively.

	As of September 30, 2023
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2023	$89	$255	$—	$—	$—	$344
2022	243	342	65	—	—	650
2021	247	224	230	—	—	701
2020	161	145	—	10	16	332
2019	234	74	29	—	—	337
Prior	2,603	359	6	—	41	3,009
Total	$3,577	$1,399	$330	$10	$57	$5,373

	As of December 31, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$250	$320	$65	$—	$—	$635
2021	240	272	255	10	—	777
2020	119	209	25	10	—	363
2019	227	94	29	—	—	350
2018	163	41	2	—	—	206
Prior	2,606	482	26	—	—	3,114
Total	$3,605	$1,418	$402	$20	$—	$5,445

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of September 30, 2023 and December 31, 2022, respectively.

	As of September 30, 2023
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2023	$168	$109	$67	$—	$344
2022	229	56	203	162	650
2021	262	14	77	348	701
2020	225	25	5	77	332
2019	204	26	86	21	337
Prior	2,243	315	261	190	3,009
Total	$3,331	$545	$699	$798	$5,373
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
*No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of September 30, 2023 and December 31, 2022, respectively.

	As of September 30, 2023
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2023	$70	$55	$7	$99	$39	$42	$3	$26	$3	$344
2022	140	131	48	99	113	93	5	1	20	650
2021	99	63	126	148	111	94	10	49	1	701
2020	73	156	17	10	12	40	—	7	17	332
2019	53	101	10	75	46	4	14	13	21	337
Prior	778	620	777	202	217	202	47	146	20	3,009
Total	$1,213	$1,126	$985	$633	$538	$475	$79	$242	$82	$5,373

	As of December 31, 2022
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2022	$140	$129	$48	$98	$114	$82	$4	$1	$19	$635
2021	99	72	134	143	112	138	9	48	22	777
2020	74	170	18	16	12	39	—	7	27	363
2019	58	106	10	77	46	5	14	13	21	350
2018	50	62	55	10	14	10	—	5	—	206
Prior	777	623	759	248	227	257	49	149	25	3,114
Total	$1,198	$1,162	$1,024	$592	$525	$531	$76	$223	$114	$5,445

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of September 30, 2023 and December 31, 2022, respectively.

	As of September 30, 2023
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$110	$157	$26	$19	$32	$—	$—	$344
2022	79	264	253	34	10	10	—	650
2021	36	151	363	124	—	18	9	701
2020	57	59	73	143	—	—	—	332
2019	46	83	161	36	11	—	—	337
Prior	800	768	668	491	67	165	50	3,009
Total	$1,128	$1,482	$1,544	$847	$120	$193	$59	$5,373

	As of December 31, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$79	$255	$247	$34	$10	$10	$—	$635
2021	37	168	420	125	—	18	9	777
2020	58	61	93	151	—	—	—	363
2019	46	85	165	40	14	—	—	350
2018	37	84	56	12	—	17	—	206
Prior	888	757	679	513	69	156	52	3,114
Total	$1,145	$1,410	$1,660	$875	$93	$201	$61	$5,445

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2023	December 31, 2022
Allowance for credit losses, beginning of period	$18	$15
Credit losses on mortgage loans for which credit losses were not previously recorded	2	3
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	9	—
Provision for expected credit losses	29	18
Write-offs	—	—
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, end of period	$29	$18

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents past due commercial mortgage loans as of the dates indicated:

	September 30, 2023	December 31, 2022
Delinquency:
Current	$5,335	$5,445
30-59 days past due	38	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$5,373	$5,445

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of September 30, 2023, the Company had $38 of matured loans not paid off or extended, with an LTV ratio of 100%. As of December 31, 2022, the Company had no commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the nine months ended September 30, 2023 was immaterial. There was no interest income recognized on loans in non-accrual status for the year ended December 31, 2022.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed maturities	$438	$483	$1,336	$1,457
Equity securities	3	(3)	17	6
Mortgage loans on real estate	64	58	187	177
Policy loans	5	5	16	16
Short-term investments and cash equivalents	10	3	28	6
Limited partnerships and other	44	(10)	106	115
Gross investment income	564	536	1,690	1,777
Less: Investment expenses	17	14	53	44
Net investment income	$547	$522	$1,637	$1,733

As of September 30, 2023 and December 31, 2022, the Company had $18 and $11, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed maturities, available-for-sale, including securities pledged	$(24)	$8	$(41)	$(71)
Fixed maturities, at fair value option	(135)	(294)	(243)	(844)
Equity securities, at fair value	(3)	(7)	(6)	(39)
Derivatives	134	174	199	300
Embedded derivatives - fixed maturities	(3)	(2)	(4)	(8)
Other derivatives	—	2	—	—
Standalone derivatives	1	(3)	1	(2)
Managed custody guarantees	(15)	(6)	(12)	(8)
Stabilizer	(9)	—	(9)	19
Mortgage loans	(1)	(1)	(11)	4
Other investments	48	4	47	10
Net gains (losses)	$(7)	$(125)	$(79)	$(639)

The Company recorded a gain of $45 in relation to its revaluation of the existing investment in Voya India which was recorded in Net gains (losses) in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023.

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds on sales	$862	$1,138	$4,499	$3,358
Gross gains	11	30	54	60
Gross losses	14	19	69	63

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of September 30, 2023 and December 31, 2022.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2023			December 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Foreign exchange contracts	$105	$6	$—	$81	$—	$6
Cash flow hedges:
Interest rate contracts	22	—	—	22	—	—
Foreign exchange contracts	736	60	2	718	71	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	17,996	408	353	18,304	341	376
Foreign exchange contracts	219	6	7	160	9	2
Equity contracts	241	2	8	248	1	1
Credit contracts	157	—	3	174	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	N/A	—	1	N/A	3	—
Within reinsurance agreements(4)	N/A	101	41	N/A	95	46
Managed custody guarantees(3)	N/A	—	18	N/A	—	6
Stabilizers(3)	N/A	—	9	N/A	—	—
Total		$583	$442		$520	$441
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(3) Included in Contract owner account balances on the Condensed Consolidated Balance Sheets.
(4) Included in Other liabilities, Other assets and Premium receivable and reinsurance recoverable on the Condensed Consolidated Balance Sheets.
N/A - Not applicable

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter (“OTC”) and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized(1)	Counterparty Netting(2)	Cash Collateral Netting(2)	Securities Collateral Netting(2)	Net receivables/ payables
September 30, 2023
Derivative assets	$482	$(328)	$(145)	$(6)	$3
Derivative liabilities	373	(328)	(26)	(9)	10
December 31, 2022
Derivative assets	420	(295)	(64)	(6)	55
Derivative liabilities	389	(295)	(88)	(1)	5
(1) As of September 30, 2023, gross amounts do not exclude asset and liability exchange traded contracts. As of December 31, 2022, gross amounts exclude asset and liability exchange traded contracts of $2 and $0, respectively.
(2) Represents the netting of receivable with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

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

As of September 30, 2023, the Company held $133 and pledged $11 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2022, the Company held $56 and pledged $79 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2023, the Company delivered $208 of securities and held $6 of securities as collateral. As of December 31, 2022, the Company delivered $142 of securities and held $7 of securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	2023		2022
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains/(losses)	Net investment income	Net investment income and Net gains/(losses)
Three Months Ended September 30,
Amount of Gain (Loss) Recognized in Other Comprehensive Income	$—	$7	$—	$64
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3	—	4

Nine Months Ended September 30,
Amount of Gain (Loss) Recognized in Other Comprehensive Income	$—	$(11)	$(2)	$126
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	8	—	9

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	2023		2022
	Net investment income	Net gains/(losses)	Net investment income	Net gains/(losses)
Three Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$547	$(7)	$522	$(125)
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(3)	—	(6)
Derivatives designated as hedging instruments(1)	—	4	—	6
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	—	4	—

Nine Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$1,637	$(79)	$1,733	$(639)
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(1)	—	(13)
Derivatives designated as hedging instruments(1)	—	3	—	14
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	8	—	9	—
(1) For the three months and nine months ended September 30, 2023, $1 and $2 of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earning, respectively. For the three months ended September 30, 2022, an immaterial amount of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earning. For the nine months ended September 30, 2022, $1 of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earning.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain (Loss) on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$138	$176	$196	$328
Foreign exchange contracts	Net gains (losses)	(2)	—	(1)	(2)
Equity contracts	Net gains (losses)	(7)	(8)	1	(36)
Credit contracts	Net gains (losses)	1	—	—	(4)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	(3)	(2)	(4)	(8)
Within reinsurance agreements(1)	Policyholder benefits	29	57	11	233
Managed custody guarantees	Net gains (losses)	(15)	(6)	(12)	(8)
Stabilizers	Net gains (losses)	(9)	—	(9)	19
Total		$132	$217	$182	$522
(1) For the three months and nine months ended September 30, 2023, the amount excluded gains (losses) of $1 from standalone derivatives recognized in Net gains (losses). For the three months and nine months ended September 30, 2022, the amount excluded gains (losses) of $(3) and $(2), respectively, from standalone derivatives recognized in Net gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2023:

	Level 1	Level 2		Level 3		Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$366	$52		$—		$418
U.S. Government agencies and authorities	—	52		1		53
State, municipalities and political subdivisions	—	726		—		726
U.S. corporate public securities	—	7,157		18		7,175
U.S. corporate private securities	—	3,135		1,468		4,603
Foreign corporate public securities and foreign governments(1)	—	2,547		—		2,547
Foreign corporate private securities(1)	—	2,404		475		2,879
Residential mortgage-backed securities	—	3,334		63		3,397
Commercial mortgage-backed securities	—	3,479		—		3,479
Other asset-backed securities	—	2,293		50		2,343
Total fixed maturities, including securities pledged	366	25,179		2,075		27,620
Equity securities	111	—		190		301
Derivatives:
Interest rate contracts	1	407		—		408
Foreign exchange contracts	—	72		—		72
Equity contracts	—	2		—		2
Embedded derivative on reinsurance	—	101		—		101
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,016	13		—		2,029
Assets held in separate accounts	79,775	5,375		341		85,491
Total assets	$82,269	$31,149		$2,606		$116,024
Liabilities:
Contingent consideration	$—	$—		$112		$112
Stabilizer and MCGs	—	—		27		27
Derivatives:
Interest rate contracts	11	342		—		353
Foreign exchange contracts	—	9		—		9
Equity contracts	—	8		—		8
Credit contracts	—	3		—		3
Embedded derivative on reinsurance	—	(16)	(2)	57	(3)	41
Total liabilities	$11	$346		$196		$553
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

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company's Condensed Consolidated Balance Sheets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement that is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation approaches when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation approaches and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

Stabilizer and MCGs: The Company records reserves for Stabilizer and MCG contracts containing guaranteed credited rates. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value. The estimated fair value is determined based on the present value of projected future claims, minus the present value of future guaranteed premiums. At inception of the contract, the Company projects a guaranteed premium to be equal to the present value of the projected future claims. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are projected under multiple capital market scenarios using observable risk-free rates and other best estimate assumptions. These derivatives are classified as Level 3 liabilities.

The discount rate used to determine the fair value of the Company's Stabilizer embedded derivative liabilities and MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). The nonperformance risk adjustment incorporates a blend of observable, similarly rated peer holding company credit spreads, adjusted to reflect the credit quality of the individual insurance subsidiary that issued the guarantee, as well as an adjustment to reflect the non-default spreads and the priority and recovery rates of policyholder claims.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2023
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$—
U.S. corporate public securities	20	—	1	—	—	—	—	—	(3)	18	—	—
U.S. corporate private securities	1,732	—	(49)	24	—	—	(46)	63	(256)	1,468	—	(49)
Foreign corporate private securities(1)	413	(2)	(6)	58	—	—	(20)	53	(21)	475	(2)	(6)
Residential mortgage-backed securities	57	(3)	—	3	—	—	—	6	—	63	(3)	—
Other asset-backed securities	45	—	—	10	—	—	(1)	—	(4)	50	—	—
Total fixed maturities, including securities pledged	2,268	(5)	(54)	95	—	—	(67)	122	(284)	2,075	(5)	(55)
Equity securities, at fair value	192	(2)	—	—	—	—	—	—	—	190	(2)	—
Contingent consideration	(112)	—	—	—	—	—	—	—	—	(112)	—	—
Stabilizer and MCGs(2)	(3)	(24)	—	—	—	—	—	—	—	(27)	—	—
Embedded derivatives on reinsurance	(58)	1	—	—	—	—	—	—	—	(57)	—	—
Assets held in separate accounts(4)	344	(5)	—	1	—	(4)	—	6	(1)	341	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of September 30 amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2023
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$—
U.S. corporate public securities	20	—	—	—	—	—	1	—	(3)	18	—	—
U.S. corporate private securities	1,801	—	(46)	104	—	(3)	(137)	45	(296)	1,468	—	(48)
Foreign corporate public securities and foreign governments(1)	3	—	—	—	—	—	—	—	(3)	—	—	—
Foreign corporate private securities(1)	432	1	1	115	—	—	(197)	130	(7)	475	1	—
Residential mortgage-backed securities	28	(6)	—	37	—	—	—	4	—	63	(6)	—
Other asset-backed securities	64	—	(1)	10	—	—	(1)	—	(22)	50	—	(1)
Total fixed maturities, including securities pledged	2,349	(5)	(46)	266	—	(3)	(334)	179	(331)	2,075	(5)	(49)
Equity securities, at fair value	196	(10)	—	—	—	—	—	4	—	190	(10)	—
Contingent consideration	(112)	—	—	—	—	—	—	—	—	(112)	—	—
Stabilizer and MCGs(2)	(6)	(20)	—	—	(1)	—	—	—	—	(27)	—	—
Embedded derivatives on reinsurance	(58)	1	—	—	—	—	—	—	—	(57)	—	—
Assets held in separate accounts(4)	347	(9)	—	8	—	(13)	—	9	(1)	341	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of September 30 amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2022
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$19	$—	$(1)	$3	$—	$—	$(1)	$—	$(5)	$15	$—	$—
U.S. corporate private securities	1,780	(2)	(94)	77	—	—	(40)	22	—	1,743	(2)	(95)
Foreign corporate public securities and foreign governments(1)	4	—	—	—	—	—	—	—	(4)	—	—	—
Foreign corporate private securities(1)	403	(2)	(11)	22	—	—	(4)	—	(4)	404	(2)	(11)
Residential mortgage-backed securities	31	(4)	—	2	—	—	—	—	(3)	26	(4)	—
Other asset-backed securities	63	—	(2)	21	—	—	(1)	—	(9)	72	(1)	(2)
Total fixed maturities, including securities pledged	2,300	(8)	(108)	125	—	—	(46)	22	(25)	2,260	(9)	(108)
Equity securities, at fair value	203	(8)	—	—	—	—	—	—	—	195	(8)	—
Contingent consideration	(11)	—	—	—	—	—	—	—	—	(11)	—	—
Stabilizer and MCGs(2)	(4)	(5)	—	—	—	—	—	—	—	(9)	—	—
Embedded derivatives on reinsurance	(86)	(3)	—	—	—	—	—	—	—	(89)	—	—
Assets held in separate accounts(4)	349	(9)	—	32	—	(16)	—	—	(17)	339	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2022
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$16	$—	$(1)	$7	$—	$—	$(1)	$—	$(6)	$15	$—	$(1)
U.S. corporate private securities	1,910	(4)	(374)	235	—	—	(159)	145	(10)	1,743	(4)	(373)
Foreign corporate private securities(1)	353	(23)	(42)	115	—	—	(33)	148	(114)	404	(6)	(42)
Residential mortgage-backed securities	43	(19)	—	4	—	—	—	—	(2)	26	(19)	—
Other asset-backed securities	44	(1)	(6)	52	—	(10)	(7)	—	—	72	(1)	(6)
Total fixed maturities, including securities pledged	2,366	(47)	(423)	413	—	(10)	(200)	293	(132)	2,260	(30)	(422)
Equity securities, at fair value	203	(35)	—	27	—	—	—	—	—	195	(35)	—
Contingent consideration	(11)	—	—	—	—	—	—	—	—	(11)	—	—
Stabilizer and MCGs(2)	(20)	12	—	—	(1)	—	—	—	—	(9)	—	—
Embedded derivatives on reinsurance	(87)	(2)	—	—	—	—	—	—	—	(89)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	8	—	—	(8)	—	—	—	—	—
Assets held in separate accounts(4)	316	(35)	—	164	—	(20)	—	6	(92)	339	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of September 30 amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2023 and 2022, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$27,620	$27,620	$30,357	$30,357
Equity securities	301	301	336	336
Mortgage loans on real estate	5,373	4,938	5,445	5,149
Policy loans	358	358	363	363
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,029	2,029	2,454	2,454
Derivatives	482	482	422	422
Embedded derivatives on reinsurance	101	101	95	95
Other investments	63	63	68	68
Assets held in separate accounts	85,491	85,491	80,174	80,174
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$32,871	$33,433	$35,707	$36,385
Funding agreements with fixed maturities	1,176	1,180	1,285	1,281
Supplementary contracts, immediate annuities and other	455	423	727	636
Stabilizer and MCGs	27	27	6	6
Derivatives	373	373	389	389
Embedded derivative on reinsurance	41	41	46	46
Short-term debt	2	2	141	142
Long-term debt	2,095	1,881	2,094	1,935
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Stabilizer and MCGs section of the table above.

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC		VOBA
	Wealth Solutions Deferred and Individual Annuities	Businesses exited
Balance as of January 1, 2022	$691	$1,158	$473
Deferrals of commissions and expenses	59	—	5
Amortization expense	(59)	(115)	(39)
Balance as of December 31, 2022	$691	$1,043	$439
Deferrals of commissions and expenses	44	—	3
Amortization expense	(42)	(79)	(28)
Balance as of September 30, 2023	$693	$964	$414

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	September 30, 2023	December 31, 2022
DAC:
Wealth Solutions Deferred and Individual Annuities	$693	$691
Businesses exited	964	1,043
Other	207	190
VOBA	414	439
Total	$2,278	$2,363

There was no loss recognition for VOBA during 2023 and 2022.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Future Policy Benefits and Contract Owner Account Balances

The balances and changes in the liability for future policy benefits for Health Solutions Group, Health Solutions Voluntary and Businesses Exited are presented in the tables below for the periods indicated:

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Present Value of Expected Net Premiums:
Balance at January 1	$77	$93	$97	$105	$4,244	$5,634
Beginning balance at original discount rate	84	85	100	92	4,128	4,226
Effect of change in cash flow assumptions	(6)	(7)	6	—	(921)	(69)
Effect of actual variances from expected experience	18	23	6	20	(61)	86
Adjusted balance at January 1	96	101	112	112	3,146	4,243
Interest accrual	2	2	3	4	155	230
Net premiums collected(1)	(16)	(19)	(12)	(16)	(243)	(345)
Ending balance at original discount rate	82	84	103	100	3,058	4,128
Effects of changes in discount rate assumptions	(8)	(7)	(7)	(3)	(47)	116
Balance at end of period	$74	$77	$96	$97	$3,011	$4,244

Present Value of Expected Future Policy Benefits:
Balance at January 1	$881	$1,048	$285	$359	$8,639	$11,444
Beginning balance at original discount rate	913	952	294	290	8,644	9,079
Effect of change in cash flow assumptions	(15)	(43)	13	(2)	(805)	(77)
Effect of actual variances from expected experience	1	(27)	6	11	(80)	(52)
Adjusted balance at January 1	899	882	313	299	7,759	8,950
Issuances	103	139	—	—	13	13
Interest accrual	18	25	11	14	317	458
Benefit payments	(98)	(133)	(16)	(19)	(568)	(777)
Ending balance at original discount rate	922	913	308	294	7,521	8,644
Effects of changes in discount rate assumptions	(57)	(32)	(29)	(9)	(330)	(5)
Balance at end of period	$865	$881	$279	$285	$7,191	$8,639

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net liability for future policy benefits	$791	$804	$183	$188	$4,179	$4,395
Less: Reinsurance recoverable	301	283	—	—	4,127	4,411
Net liability for future policy benefits, after reinsurance recoverable	$490	$521	$183	$188	$52	$(16)
(1) Net Premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

The reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2023	December 31, 2022
Health Solutions Group	$791	$804
Health Solutions Voluntary	183	188
Businesses Exited - Future policy benefits	4,179	4,395
Businesses Exited – Additional liability	2,001	2,107
Other	2,217	2,225
Total	$9,371	$9,719

The amount of undiscounted expected gross premiums and future benefit payments is presented in the table below:

	September 30, 2023		December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Health Solutions Group
Expected future benefit payments	$1,149	$922	$1,141	$913
Expected future gross premiums	312	247	286	231
Health Solutions Voluntary
Expected future benefit payments	671	308	588	294
Expected future gross premiums	343	214	307	205

The following table presents a rollforward of the additional reserve liability for Businesses exited for the periods indicated:

	Businesses exited
	September 30, 2023	December 31, 2022
Balance at beginning of period	$2,107	$1,715
Effect of change in cash flow assumptions	(44)	540
Effect of actual variances from expected experience	(20)	15
Adjusted balance at January 1	2,043	2,270
Interest accrual	64	80
Excess Benefits	(301)	(427)
Assessments	195	184
Balance at end of period	2,001	2,107
Less: Reinsurance recoverable	1,949	2,054
Net additional liability, after reinsurance recoverable	$52	$53

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the weighted average duration of the liability for future policy benefits and the weighted average interest rates for the periods indicated:

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Weighted average duration (in years)(1)	7	7	14	14	8	8
Interest accretion rate	4.0%	4.1%	5.3%	5.3%	4.9%	5.0%
Current discount rate	5.8%	5.2%	6.0%	5.4%	5.6%	5.7%
(1) Weighted average duration (in years) for Businesses Exited includes additional liability.

The weighted average interest rates for the additional liability related to businesses exited were 4.2% and 4.3% for the periods ended September 30, 2023 and December 31, 2022, respectively.

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity		Businesses Exited
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Balance at January 1	$33,622	$33,044	$5,146	$5,532
Deposits	1,726	2,962	217	310
Fee income	(6)	(8)	(281)	(384)
Surrenders and withdrawals	(3,891)	(4,280)	(310)	(281)
Benefit payments	(133)	(157)	(111)	(144)
Net transfers from (to) the general account	(59)	1,174	(1)	—
Interest credited	664	874	108	150
Other	8	13	—	(37)
Ending Balance	$31,931	$33,622	$4,768	$5,146

Weighted-average crediting rate	2.7%	2.6%	2.5%	2.5%
Net amount at risk (1)	$148	$199	$801	$900
Cash surrender value	$31,455	$33,125	$1,581	$1,824
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

The following table shows a reconciliation of the Contract owner account balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	September 30, 2023	December 31, 2022
Wealth Solutions Deferred group and individual annuity	$31,931	$33,622
Businesses exited	4,768	5,146
Other	3,436	3,687
Total	$40,135	$42,455

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of September 30, 2023, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate
Up to 1.00%	$141	$6,261	$2,696	$2,010	$833	$785	$12,726
1.01% - 2.00%	553	135	51	4	2	6	751
2.01% - 3.00%	11,617	77	53	110	—	3	11,860
3.01% - 4.00%	9,197	153	—	5	—	—	9,355
4.01% and Above	1,584	84	—	—	—	—	1,668
Renewable beyond 12 months (MYGA)(2)	427	—	—	—	3	—	430
Total discretionary rate setting products	$23,519	$6,710	$2,800	$2,129	$838	$794	$36,790
(1)    Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after September 30, 2023 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	September 30, 2023
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$179	$10	$(208)	$(19)
Reinsurance recoverable, net of allowance for credit losses	—	—	11,784	11,784
Total	$179	$10	$11,576	$11,765

Liabilities
Future policy benefits and contract owner account balances	$48,525	$981	$—	$49,506
Liability for funds withheld under reinsurance agreements	96	—	—	96
Total	$48,621	$981	$—	$49,602

	December 31, 2022
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$172	$11	$(212)	$(29)
Reinsurance recoverable, net of allowance for credit losses	—	—	12,455	12,455
Total	$172	$11	$12,243	$12,426

Liabilities
Future policy benefits and contract owner account balances	$51,137	$1,037	$—	$52,174
Liability for funds withheld under reinsurance agreements	104	—	—	104
Total	$51,241	$1,037	$—	$52,278

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended September 30,
	2023	2022
Premiums:
Direct premiums	$896	$815
Reinsurance assumed	5	5
Reinsurance ceded	(219)	(214)
Net premiums	$682	$606

Fee income:
Gross fee income	$585	$543
Reinsurance assumed	4	5
Reinsurance ceded	(100)	(103)
Net fee income	$489	$445

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,099	$1,351
Reinsurance assumed	21	13
Reinsurance ceded	(321)	(827)
Net interest credited and other benefits to contract owners / policyholders	$799	$537

	Nine Months Ended September 30,
	2023	2022
Premiums:
Direct premiums	$2,706	$2,439
Reinsurance assumed	20	19
Reinsurance ceded	(682)	(647)
Net premiums	$2,044	$1,811

Fee income:
Gross fee income	$1,718	$1,588
Reinsurance assumed	13	14
Reinsurance ceded	(304)	(311)
Net fee income	$1,427	$1,291

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$3,221	$3,431
Reinsurance assumed	51	35
Reinsurance ceded	(1,040)	(1,631)
Net interest credited and other benefits to contract owners / policyholders	$2,232	$1,835

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of September 30, 2023 and December 31, 2022, the Company had a deposit asset of $1.3 billion and $1.5 billion, respectively, which is reported in Other assets on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.     Separate Accounts

The following tables present a rollforward of Separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	September 30, 2023			December 31, 2022
	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total
Balance at January 1	$7,196	$69,152	$76,348	$8,091	$86,927	$95,018
Policyholder behavior (1)	(288)	244	(44)	(68)	(1,309)	(1,377)
Fee income	(25)	(316)	(341)	(34)	(423)	(457)
Investment performance	35	5,698	5,733	(794)	(16,044)	(16,838)
Other	1	—	1	1	1	2
Balance at end of period	$6,919	$74,778	$81,697	$7,196	$69,152	$76,348

Reconciliation to Condensed Consolidated Balance Sheets:
Other			3,794			3,826
Total Separate Account liabilities			$85,491			$80,174
(1) Policyholder behavior includes premiums and deposits, surrenders and withdrawals, benefit payments, and net transfers to and from the separate account.

Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. The fair value is estimated using the income approach.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $74,747 and $69,121, as of September 30, 2023 and December 31, 2022, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts was as follows for the periods indicated:

	September 30, 2023	December 31, 2022
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,026	$1,586
Corporate debt securities	1,752	1,647
Foreign debt securities	672	660
Mortgage-backed securities	3,319	3,434
Equity securities (including mutual funds)	78,133	72,309
Cash, cash equivalents and short-term investments	337	311
Receivable for securities and accruals	252	227
Total	$85,491	$80,174

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$179	$128	$485	$553
Health Solutions	53	154	271	226
Investment Management	63	51	168	129
Corporate	(52)	(66)	(175)	(193)
Total including Allianz noncontrolling interest	242	267	749	715
Less: Earning (loss) attributable to Allianz noncontrolling interest	14	13	35	13
Total	$229	$254	$715	$703

Adjustments:
Net investment gains (losses)	42	(9)	(4)	(180)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(68)	(13)	(122)	(105)
Income (loss) attributable to noncontrolling interests	(16)	(138)	107	(20)
Dividend payments made to preferred shareholders	14	14	32	32
Other adjustments	(28)	(37)	(150)	(85)
Total adjustments to income (loss) before income taxes	(56)	(183)	(138)	(357)

Income (loss) before income taxes	$172	$71	$576	$345

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted operating revenues by segment:
Wealth Solutions	$702	$645	$2,090	$2,109
Health Solutions	768	645	2,317	1,933
Investment Management	233	192	688	542
Corporate	14	13	39	51
Total	$1,717	$1,495	$5,135	$4,635

Adjustments:
Net investment gains (losses)	$40	$(18)	$(21)	$(198)
Revenues related to businesses exited or to be exited through reinsurance or divestment	21	(30)	53	(139)
Revenues attributable to noncontrolling interests	22	(130)	211	11
Other adjustments	24	30	152	66
Total adjustments to revenues	106	(148)	395	(259)

Total revenues	$1,823	$1,345	$5,529	$4,375

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Management intersegment revenues	$21	$23	$65	$68

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	September 30, 2023	December 31, 2022
Wealth Solutions	$114,401	$111,701
Health Solutions	3,292	2,668
Investment Management	1,602	1,611
Corporate	25,685	26,712
Total assets, before consolidation(1)	144,980	142,692
Consolidation of investment entities	4,285	3,914
Total assets	$149,265	$146,606
(1) Total assets, before consolidation include the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

10.    Share-based Incentive Compensation Plans

The Company offers equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plans"). As of September 30, 2023, common stock reserved and available for issuance under the Omnibus Plans was 8,709,137 shares.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted Stock Unit (RSU) awards	$14	$8	$67	$38
Performance Stock Unit (PSU) awards	7	6	43	37
Total share-based compensation expense	21	14	110	75
Income tax benefit	4	3	26	21
After-tax share-based compensation expense	$17	$11	$84	$54

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans for the periods indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	1.5		$60.91	2.1		$55.68
Adjustment for PSU performance factor	—		—	(0.1)		61.50
Granted	1.7		70.51	0.8		66.10
Vested	(1.1)		63.51	(0.5)		62.76
Forfeited		*	66.21	—	*	66.55
Outstanding as of September 30, 2023	2.1		$67.12	2.3		$61.22
*Less than 0.1

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2023	1.6	$43.05
Granted	—	—
Exercised	(0.4)	38.70
Forfeited	—	—
Outstanding as of September 30, 2023	1.2	$44.59
Vested, exercisable, as of September 30, 2023	1.2	$44.59

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

11.    Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2022	109.0	1.2	107.8
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	11.7	(11.7)
Share-based compensation	1.7	0.7	1.0
Treasury Stock retirement	(13.0)	(13.0)	—
Balance, December 31, 2022	97.8	0.6	97.2
Common shares issued	9.6	—	9.6
Common shares acquired - share repurchase	—	3.1	(3.1)
Share-based compensation	2.1	0.7	1.4
Balance, September 30, 2023	109.5	4.4	105.1

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividends declared per share of Common Stock	$0.40	$0.20	$0.80	$0.60

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

As of September 30, 2023, the Company was authorized to repurchase shares up to an aggregate purchase amount of $555. This share repurchase authorization expires on September 30, 2024 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board of Directors at any time.

During the nine months ended September 30, 2023, the Company repurchased 3.1 million shares of common stock for $216.

Subsequent to September 30, 2023, the Company repurchased 773,153 shares pursuant to a 10b5-1 plan for an aggregate purchase price of $51.

Warrants

On May 7, 2013, the Company issued warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock on that date. On May 10, 2023, the warrants were net share settled in accordance with their terms, resulting in the issuance of 9.6 million common shares. No warrants remain outstanding as of September 30, 2023.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For more information related to the warrants, refer to the Shareholders’ equity Note to the Consolidated Financial Statements included in Part II, Item 8. of the Annual Report on Form 10-K.

Preferred Stock

As of September 30, 2023 and December 31, 2022, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	September 30, 2023		December 31, 2022
Series	Issued	Outstanding	Issued	Outstanding
7.758% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

On September 15, 2023, the rate on the Non-cumulative Preferred Stock, Series A was reset from 6.125% to 7.758% in accordance with the terms of the preferred stock and applies for the next five years.

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended September 30,	Per Share	Aggregate	Per Share	Aggregate
2023	$30.625	$10	$13.375	$4
2022	30.625	10	13.375	4
Nine Months Ended September 30,
2023	$61.250	$20	$40.125	$12
2022	61.250	20	40.125	12
As of September 30, 2023, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.    Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2023	2022	2023	2022
Earnings
Net income (loss) available to common shareholders:
Net income (loss)	$246	$42	$610	$296
Less: Preferred stock dividends	14	14	32	32
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(16)	(138)	107	(20)
Net income (loss) available to common shareholders	$248	$166	$471	$284

Weighted average common shares outstanding
Basic	105.8	97.9	102.2	101.9
Dilutive Effects:
Warrants(2)	—	6.2	4.3	7.2
RSU awards	1.1	0.9	1.1	0.9
PSU awards	1.1	0.9	1.2	0.8
Stock Options	0.4	0.5	0.5	0.6
Diluted	108.4	106.4	109.3	111.4

Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share(1):
Basic	$2.35	$1.70	$4.62	$2.79
Diluted	$2.29	$1.57	$4.31	$2.55
(1) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total. Diluted earnings per share is computed assuming the issuance of restricted stock units, stock options, performance share units and warrants using the treasury stock method.
(2) See the Shareholders' Equity Note to these Condensed Consolidated Financial Statements for additional information on warrants.

13.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of AOCI as of the dates indicated:

	September 30,
	2023	2022
Fixed maturities, net of impairment	$(3,881)	$(3,669)
Derivatives(1)	100	187
Change in current discount rate	(850)	(858)
Deferred income tax asset (liability)	1,096	1,034
Total	(3,535)	(3,306)
Pension and other postretirement benefits liability, net of tax	2	3
AOCI	$(3,533)	$(3,303)
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2023, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $16.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

	Three Months Ended September 30, 2023
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(937)		$197	$(740)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	18		(4)	14
Change in unrealized gains/losses on available-for-sale securities	(919)		193	(726)

Derivatives:
Derivatives	7	(1)	(2)	5
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains/losses on derivatives	3		(1)	2

Change in current discount rate	(23)		5	(18)
Change in Accumulated other comprehensive income (loss)	$(939)		$197	$(742)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Nine Months Ended September 30, 2023
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(619)		$130	$(489)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	32		(7)	25
Change in unrealized gains (losses) on available-for-sale securities	(587)		123	(464)

Derivatives:
Derivatives	(11)	(1)	2	(9)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(14)		3	(11)
Change in unrealized gains (losses) on derivatives	(25)		5	(20)

Change in current discount rate	7		(1)	6
Change in Accumulated other comprehensive income (loss)	$(605)		$127	$(478)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2022
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,742)		$367	$(1,375)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in unrealized gains (losses) on available-for-sale securities	(1,743)		367	(1,376)

Derivatives:
Derivatives	63	(1)	(14)	49
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	58		(13)	45

Change in current discount rate	93		(20)	73
Change in Accumulated other comprehensive income (loss)	$(1,592)		$334	$(1,258)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Nine Months Ended September 30, 2022
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(6,953)		$1,461	$(5,492)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	89		(19)	70
Change in unrealized gains (losses) on available-for-sale securities	(6,864)		1,442	(5,422)

Derivatives:
Derivatives	122	(1)	(26)	96
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(15)		3	(12)
Change in unrealized gains (losses) on derivatives	107		(23)	84

Change in current discount rate	289		(61)	228
Change in Accumulated other comprehensive income (loss)	$(6,468)		$1,358	$(5,110)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

14.    Revenue from Contracts with Customers

Revenue for various financial services and software subscriptions and services is measured based on consideration specified in a contract with a customer and is recognized when the Company has satisfied a performance obligation, unless the transaction price includes variable consideration that is constrained; in such case, we recognize revenue when the uncertainty associated with the constrained amount is subsequently resolved.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

•Financial Services – For advisory, asset management, and recordkeeping and administration ("R&A") services, the Company recognizes revenue as services are provided, generally over time. The Company provides distribution services at a point in time and recognizes the related revenue as consideration is received. Revenue from shareholder servicing is recognized as services are provided over time. Contract terms are typically less than one year, and consideration is variable. Revenue for financial services is recorded in Fee income and Other revenue in the Condensed Consolidated Statements of Operations.
•Software Subscriptions and Services – Software subscriptions and services include access to and usage of cloud-based benefits software for employer and health plan customers, software implementation and support services, and distribution services. Contract terms are typically one to three years, and consideration can be fixed or variable. Revenue for software subscriptions and services is generally recognized over time and recorded in Other revenue in the Condensed Consolidated Statements of Operations.

For a description of principal activities by segment from which the Company generates revenue, see the Segments Note in these Condensed Consolidated Financial Statements for further information.

Financial services and software subscriptions and services revenue is disaggregated by type of service in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Wealth Solutions
Advisory and R&A	$125	$120	$369	$380
Distribution and shareholder servicing	29	29	88	93
Investment Management
Advisory, asset management and R&A	236	264	698	593
Distribution and shareholder servicing	36	34	100	114
Health Solutions
R&A	4	4	15	13
Software subscriptions and services	53	—	167	—
Corporate
R&A	8	13	25	51
Total financial services and software subscriptions and services revenue	491	464	1,462	1,244
Revenue from other sources(1)	79	14	210	164
Total Fee income and Other revenue	$570	$478	$1,672	$1,408

(1)Primarily consists of revenue from insurance contracts and financial instruments.

Net receivables of $361 and $299 are included in Other assets on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company's effective tax rate for the three months ended September 30, 2023 was (43.0)%. The effective tax rate differed from the statutory rate of 21% primarily due to the Resolution Capital Loss described below, the effect of the dividends received deduction ("DRD") and tax credits.

The Company's effective tax rate for the nine months ended September 30, 2023 was (5.9)%. The effective tax rate differed from the statutory rate of 21% primarily due to the Resolution Capital Loss, the effect of the DRD, noncontrolling interest and tax credits.

The Company's effective tax rates for the three and nine months ended September 30, 2022 were 40.8% and 14.2%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the DRD, tax credits and noncontrolling interest.

On January 4, 2021, the Company completed a series of transactions pursuant to a Master Transaction Agreement ("MTA") with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of these transactions, Resolution Life US acquired the Company's wholly owned subsidiary, Security Life of Denver Company ("SLD"). SLD generated capital losses in the 2022 tax year, which will be included in a carryback claim for the Company in accordance with the MTA, resulting in a $92 tax benefit and decrease to the effective tax rate (the "Resolution Capital Loss") for the Company.

On August 1, 2023, the Company acquired all remaining equity interest in Voya India. The transaction resulted in a GAAP-to-tax outside basis difference of $45. The Company has asserted that its investment in India as of the August 1, 2023 acquisition date is permanently reinvested; therefore, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made in the Company’s current year consolidated financial statements related to the acquisition.

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which imposes a 15% corporate alternative minimum tax ("CAMT") on the adjusted financial statement income of large corporations. The CAMT is effective in taxable years beginning after December 31, 2022. Recently, the Treasury issued guidance clarifying the treatment of financial statement income related to noncontrolling interests, making it clear that the Company will not be within the scope of CAMT for 2023. For the 2024 tax year, there is uncertainty around whether the Company will be subject to the CAMT, which is driven by limited guidance to date by the US Treasury and IRS. If the CAMT applies in a future year, the Company will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of September 30, 2023, the Company had year-to-date losses on securities of $(612) in Other comprehensive income, which increased the related DTA. However, operating income remained positive for the period and was largely consistent with the 2022 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8. of the Annual Report on Form 10-K.

Tax Regulatory Matters

For the tax years 2021 through 2023, the Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2023 tax year, the Company is in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS did not conduct any review or provide any letters of assurance for that tax year.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

16.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt issued or borrowed and outstanding as of the periods indicated:

	Issuer	Maturity	September 30, 2023	December 31, 2022
3.976% Senior Notes, due 2025 (2)(3)	Voya Financial, Inc.	02/15/2025	$389	$—
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	444	445
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	396	396
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048(1)	Voya Financial, Inc.	01/23/2048	336	336
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053(4)	Voya Financial, Inc.	05/15/2053	—	388
7.25% Voya Holdings Inc. debentures, due 2023(1)	Voya Holdings, Inc.	08/15/2023	—	140
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings, Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings, Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	2	2
1.25% Notes, due 2023	Benefitfocus, Inc.	12/15/2023	2	—
Subtotal			2,097	2,235
Less: Current portion of long-term debt			2	141
Total			$2,095	$2,094
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.
(4) See the Junior Subordinated Notes section below.

As of September 30, 2023, the Company was in compliance with its debt covenants.

Aetna Notes

As of September 30, 2023, the outstanding principal amount of the Aetna Notes was $218, which is guaranteed by ING Group. As of September 30, 2023, the Company provided $224 of collateral benefiting ING Group, comprised of a deposit of $212 to a control account with a third-party collateral agent and $12 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the nine months ended September 30, 2023 and 2022 were immaterial.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's credit facilities as of September 30, 2023:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization		Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	05/01/2028	$500	$—		$500
Voya Financial, Inc.	Other	Unsecured	Committed	04/07/2025	200	12	(1)	188
Total					$700	$12		$688
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

Junior Subordinated Notes

During the nine months ended September 30, 2023, the Company completed the redemption of all of outstanding principal amount of the 2053 Notes at par, resulting in a loss on debt extinguishment of $5, which is included in Interest expense in the Condensed Consolidated Statements of Operations.

Senior Unsecured Credit Facility Agreement

As of September 30, 2023, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires May 1, 2028. The facility provides $500 of committed capacity for revolving loan borrowings and letters of credit issuances, including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25. As of September 30, 2023, there were no amounts outstanding as revolving credit borrowings, no amounts of LOCs outstanding, and no amounts of swingline loans outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $4.998 billion, which may increase upon any future equity issuances by the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

17.    Commitments and Contingencies

Leases

During the nine months ended September 30, 2023 and September 30, 2022 the Company recorded an impairment of $14 and $3, respectively, on its right-of-use asset associated with leased office space. There was no impairment on the Company's right-of-use asset associated with leased office space during the three months ended September 30, 2023 and September 30, 2022. The impairments are included in Operating expenses in the Condensed Consolidated Statements of Operations.

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

As of September 30, 2023, the Company had off-balance sheet commitments to acquire mortgage loans of $52 and purchase limited partnerships and private placement investments of $951, of which $340 related to consolidated investment entities.

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

	September 30, 2023	December 31, 2022
Fixed maturity collateral pledged to FHLB (1)	$1,708	$1,791
FHLB restricted stock(2)	63	67
Other fixed maturities-state deposits	39	38
Cash and cash equivalents	27	27
Securities pledged(3)	1,002	1,162
Total restricted assets	$2,839	$3,085
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $682 and $907 as of September 30, 2023 and December 31, 2022, respectively. In addition, as of September 30, 2023 and December 31, 2022, the Company delivered securities as collateral of $208 and $142 and repurchase agreements of $112 and $113, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2023 and December 31, 2022, the Company had $1,176 and $1,279, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, assets with a market value of approximately $1,708 and $1,791, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25.

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

Finally, litigation includes Advance Trust & Life Escrow Services, LTA v. ReliaStar Life Insurance Company (USDC District of Minnesota, No. 1:18-cv-02863)(filed October 5, 2018). In June 2023, following mediation, the parties agreed in principle to settle the matter, subject to court approval. After preliminary approval by the court and during the class notice period, Voya funded the settlement amount of $39. The deadline for objections occurred on October 5 with no objections received from class members. The court has scheduled a hearing for final approval of the settlement, the terms of which are available on the district court’s public docket, on November 16, 2023.

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

As of September 30, 2023, approximately $129 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $347 and $288 as of September 30, 2023 and December 31, 2022, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if Voya remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 6 CLOs as of September 30, 2023 and 7 CLOs as of December 31, 2022.

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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 10 funds, which were structured as partnerships, as of September 30, 2023 and December 31, 2022.

The noncontrolling interest related to partnerships increased from $1,482 at December 31, 2022 to $1,659 at September 30, 2023. Changes in market value, contributions, and distributions related to these investments in the funds directly impact the noncontrolling interest component of Shareholders' equity on the Company's Condensed Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by an increase in net contributions and favorable market appreciation in limited partnership and equity security investments. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2024 and 2031, paying interest at LIBOR, SOFR, EURIBOR or PRIME plus a spread of up to 8.5%. As of September 30, 2023 and December 31, 2022, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $43 and $85, respectively. Less than 1.0% of the collateral loans were in default as of September 30, 2023 and December 31, 2022.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR, SOFR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 9.6% for the more subordinated tranches. CLO notes mature in 2034 and 2037, and have a weighted average maturity of 12 years as of September 30, 2023. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of September 30, 2023 and December 31, 2022, certain private equity funds maintained term loans and revolving lines of credit of $1,352 and $1,366, respectively. The term loans mature in twelve to eighteen months, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at LIBOR/EURIBOR/SOFR plus 155 - 200 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of September 30, 2023 and December 31, 2022, outstanding borrowings amount to $1,256 and $1,143, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - Other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of September 30, 2023:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$88	$—	$—	$—	$88
Corporate loans	—	1,396	—	—	1,396
Limited partnerships/corporations	—	—	—	3,079	3,079
VOE
Corporate loans	—	32	—	—	32
Total assets	$88	$1,428	$—	$3,079	$4,595
Liabilities
VIEs
CLO notes	$—	$1,329	$—	$—	$1,329
Total liabilities	$—	$1,329	$—	$—	$1,329

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2022:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$88	$—	$—	$—	$88
Corporate loans	—	1,293	—	—	1,293
Limited partnerships/corporations	—	—	—	2,802	2,802
Total assets	$88	$1,293	$—	$2,802	$4,183
Liabilities
VIEs
CLO notes	$—	$1,234	$—	$—	$1,234
Total liabilities	$—	$1,234	$—	$—	$1,234

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and nine months ended September 30, 2023 and 2022, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

The Company had one deconsolidation during the three and nine months ended September 30, 2023 as a result of CLO notes redemption. The Company had no deconsolidation during the three and nine months ended September 30, 2022. For deconsolidated investment entities, the Company continues to serve as the general partner and/or investment manager until such entities are fully liquidated.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of September 30, 2023 and December 31, 2022, the Company held $366 and $364 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

LPs

As of September 30, 2023 and December 31, 2022, the Company held $1,792 and $1,781 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

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

19.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's operating segments were as follows:

	Wealth Solutions	Health Solutions	Investment Management	Corporate	Consolidated
Balance as of January 1, 2022	$17	$24	$31	$—	$72
Additions from business combinations	—	—	255	—	255
Balance as of December 31, 2022	$17	$24	$286	$—	$327
Additions from business combinations(1)	—	319	—	102	421
Balance as of September 30, 2023	$17	$343	$286	$102	$748
(1) See the Business, Basis of Presentation and Significant Accounting Policies Note for information on recent business combinations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	September 30, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Right to manage client assets	N/A	$345	$—	$345	$345	$—	$345
Management contract rights	N/A	5	—	5	5	—	5
Total indefinite-life intangibles		$350	$—	$350	$350	$—	$350
Finite-life intangibles:
Management contract rights	17 years	$190	$13	$177	$741	$554	$187
Customer relationship lists	8 years	325	124	201	135	111	24
Trademarks	8 years	15	1	14	—	—	—
Computer software	4 years	489	332	158	502	432	70
Total intangible assets		$1,369	$470	$900	$1,728	$1,097	$631

Amortization expense related to intangible assets were $63 and $36 for the nine months ended September 30, 2023 and 2022, respectively. Fully amortized management contract rights of $550 were written off during the second quarter of 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "Voya," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 and financial condition as of September 30, 2023 and December 31, 2022. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section contained in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report on Form 10-K").

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

Our Wealth Solutions segment earns revenue from a diverse and complementary business mix, primarily fee income from asset based and participant based recordkeeping and advisory fees as well as investment income on our general account assets and other funds. Because our fee income is generally tied to account values, our profitability is determined in part by the amount of assets we have under management, administration or advisement, which in turn depends on sales volumes to new and existing clients, net deposits from retirement plan participants, and changes in the market value of account assets. Our profitability also depends on the difference between the investment income we earn on our general account assets, or our portfolio yield, and crediting rates on client accounts.

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

Business Update

On August 1, 2023, we acquired all remaining equity interest in VFI SLK Global Services Private Limited previously held by SLK Software Private Limited ("SLK") and renamed the entity as Voya Global Services Private Limited ("Voya India"). Voya India was a private limited company in India formed pursuant to a joint venture agreement between us and SLK on August 1, 2019, with us and SLK holding 49% and 51% of ownership shares respectively. The purpose of Voya India is to provide technology and business operation services to us. As a result of the acquisition, Voya India has become a wholly owned subsidiary of us and provides us with improved strategic and operational flexibility.

As part of the purchase consideration, an upfront payment of approximately $53 million was made at closing. We recorded a gain of $45 million in relation to revaluation of the existing investment in Voya India which was recorded in Net gains (losses) in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023. Net assets acquired as part of this transaction included goodwill of $102 million. The revenues, expenses, assets and liabilities of the business acquired are reported in Corporate. Intercompany balances between Voya India and other Voya subsidiaries are eliminated in the Condensed Consolidated Financial Statements.

On January 24, 2023, we completed the acquisition of Benefitfocus, Inc. ("Benefitfocus"), an industry-leading benefits administration technology company that serves employers, health plans and brokers. Cash paid at closing related to the acquisition was approximately $570 million, inclusive of $12 million of closing costs. The acquisition expands the Company’s capacity to meet the growing demand for comprehensive benefits and savings solutions and increases its ability to deliver innovative solutions for employers and health plans. In connection with the acquisition, we have incurred $32 million of integration expenses for the nine months ended September 30, 2023 and expect to incur additional integration expenses in the future. These expenses include severance, consulting and business integration expenses and are recorded in Operating expenses in the period they are incurred. These expenses are classified as a component of Other adjustments to Income (loss) before income taxes and consequently are not included in the adjusted operating results of our segments.

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

On July 25, 2022, we completed a series of transactions pursuant to a Combination Agreement dated as of June 13, 2022 (the "AllianzGI Agreement") with Voya IM and VIM Holdings LLC ("VIM Holdings"), both our indirect subsidiaries, Allianz SE ("Allianz") and Allianz Global Investors U.S. LLC ("AllianzGI"), an indirect subsidiary of Allianz, pursuant to which the parties have combined Voya IM with assets and teams comprising specified strategies previously managed by AllianzGI. The acquisition increases the international scale and distribution of the Company’s investment products and provides us with new capabilities that diversify our investment strategies and help us meet the needs of a larger and more global client base. We incurred $67 million and $51 million of transaction and integration expenses, primarily related to this transaction for the year ended December 31, 2022 and for the nine months ended September 30, 2023, respectively. We expect to incur additional integration expenses in future periods. These expenses include consulting, legal and business integration expenses and are recorded in Operating expenses in the period they are incurred. These expenses are classified as a component of Other adjustments to Income (loss) before income taxes and consequently are not included in the adjusted operating results of our segments.

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

Interest Rate Environment

We believe that the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•Our general account investment portfolio, which was approximately $35.9 billion as of September 30, 2023, consists predominantly of fixed income investments. With elevated interest rates, proceeds that are reinvested in fixed income investments in the near term will earn an average yield higher than the prevailing portfolio yield. New purchases made at current market levels would be higher than the yield of maturing assets. In addition, higher interest rates reduce the prices of fixed income investments that are sold on the secondary market.
•Several of our products pay credited rates such as fixed accounts and a portion of the stable value accounts included within defined contribution retirement plans. During periods of rising interest rates, credited rates on our products generally lag the current market rates, which can result in elevated outflows from these products due to the availability of higher return investment options.

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

Assets Under Management ("AUM") and Assets Under Advisement ("AUA")

The following table presents AUM and AUA as of the dates indicated:

	As of September 30,
($ in millions)	2023	2022
AUM and AUA:
Wealth Solutions (1)	$509,572	$453,594
Health Solutions	1,869	1,952
Investment Management	366,882	369,210
Eliminations/Other	(107,999)	(110,958)
Total AUM and AUA (1)(2)	$770,324	$713,798

AUM	442,029	426,206
AUA (1)	328,296	287,592
Total AUM and AUA (1)(2)	$770,324	$713,798
(1) Effective Q1 2023, includes asset balances associated with non-qualified retirement plans for clients using only our non-qualified solutions. Historical periods presented have been recast to conform with this change.
(2) Includes AUM and AUA related to the divested businesses, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

Results of Operations - Company Condensed Consolidated

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2023	2022	Change	2023	2022	Change
Revenues:
Net investment income	$547	$522	$25	$1,637	$1,733	$(96)
Fee income	489	445	44	1,427	1,291	136
Premiums	682	606	76	2,044	1,811	233
Net gains (losses)	(7)	(125)	118	(79)	(639)	560
Other revenue	81	33	48	245	117	128
Income (loss) related to consolidated investment entities	31	(136)	167	255	62	193
Total revenues	1,823	1,345	478	5,529	4,375	1,154
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	799	537	262	2,232	1,835	397
Operating expenses	717	632	85	2,323	1,869	454
Net amortization of Deferred policy acquisition costs and Value of business acquired	57	60	(3)	173	184	(11)
Interest expense	31	31	—	102	104	(2)
Operating expenses related to consolidated investment entities	47	14	33	123	38	85
Total benefits and expenses	1,651	1,274	377	4,953	4,030	923
Income (loss) before income taxes	172	71	101	576	345	231
Income tax expense (benefit)	(74)	29	(103)	(34)	49	(83)
Net Income (loss)	246	42	204	610	296	314
Less: Net income (loss) attributable to noncontrolling interest	(16)	(138)	122	107	(20)	127
Less: Preferred stock dividends	14	14	—	32	32	—
Net income (loss) available to our common shareholders	$248	$166	$82	$471	$284	$187

Consolidated - Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Total Revenues

Total revenues increased $478 million from $1,345 million to $1,823 million. The following items contributed to the overall increase.

Net investment income increased $25 million from $522 million to $547 million primarily due to:

•higher alternative investment income primarily driven by overall market performance.

The increase was partially offset by:

•lower investment income on fair value option securities primarily due to interest rate movements and lower average volume.

Fee income increased $44 million from $445 million to $489 million primarily due to:

•higher fee income in Investment Management primarily due to higher average equity markets and the addition of the AllianzGI business, partially offset by net outflows and higher interest rates; and
•higher fee income in Wealth Solutions primarily due to higher average equity markets and business growth, partially offset by a lower Full Service fee margin rate and higher interest rates.

Premiums increased $76 million from $606 million to $682 million primarily due to:

•higher premiums in Health Solutions driven by growth in the stop loss and voluntary blocks of business.

Net gains (losses) improved $118 million from a loss of $125 million to a loss of $7 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements;
•a gain from the revaluation of the investment in Voya India; and
•gains from market value changes associated with our reinsured businesses, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders.

The improvement was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements; and
•higher impairments in the current period.

Other revenue increased $48 million from $33 million to $81 million primarily due to:

•higher other revenue in Health Solutions primarily driven by the Benefitfocus acquisition.

The increase was partially offset by:

•lower revenue from transition services agreements.

Income (loss) related to consolidated investment entities changed $167 million from a loss of $136 million to income of $31 million primarily due to:

•equity market impacts to limited partnership valuations; and
•an increase in interest income in collateralized loan obligations due to higher interest rates.

Total Benefits and Expenses

Total benefits and expenses increased $377 million from $1,274 million to $1,651 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $262 million from $537 million to $799 million primarily due to:

•higher benefits incurred in Health Solutions due to higher loss ratios, growth in in-force business, and an unfavorable change due to the annual assumption update;
•an unfavorable impact from the annual assumption update in Businesses Exited;
•a change in the value of an embedded derivative associated with businesses reinsured due to changes in interest rates, which is fully offset by a corresponding amount in Net gains (losses); and
•higher participant crediting rates in Wealth Solutions due to higher interest rates.

Operating expenses increased $85 million from $632 million to $717 million primarily due to:

•an increase in Health Solutions expenses primarily driven by the acquisition of Benefitfocus and business growth;
•an increase in Investment Management expenses primarily driven by the addition of the AllianzGI business;
•an increase in the amortization of intangible assets associated with acquisitions; and
•integration costs associated with the acquisition of Benefitfocus.

The increase was partially offset by:

•the absence of transaction costs associated with closing the AllianzGI transaction in the prior period.

Operating expenses related to consolidated investment entities increased $33 million from $14 million to $47 million primarily due to:

•increase in collateralized loan obligations interest costs due to higher rates and new fund launches; and
•increase in interest costs of limited partnerships due to higher loans.

Income Tax Expense (Benefit)

Income tax expense (benefit) changed $103 million from an expense of $29 million to a benefit of $74 million primarily due to:

•the Resolution Capital Loss; and
•a decrease in noncontrolling interest.

The change was partially offset by:

•an increase in income before income taxes.

Adjustments from Income (Loss) before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

For additional information on the reconciliation adjustments listed below, see the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) changed $51 million from a loss of $9 million to a gain of $42 million primarily due to:
•a gain from the revaluation of the investment in Voya India.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment increased $55 million from a loss of $13 million to a loss of $68 million primarily due to:

•an unfavorable impact from the annual assumption update.

Other adjustments to operating earnings improved $9 million from a loss of $37 million to a loss of $28 million primarily due to:

•the absence of transaction costs associated with closing the AllianzGI transaction in the prior period.

The improvement was partially offset by:

•an increase in the amortization of intangible assets associated with acquisitions; and
•integration costs associated with the acquisition of Benefitfocus.

Consolidated - Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Total Revenues

Total revenues increased $1,154 million from $4,375 million to $5,529 million. The following items contributed to the overall increase.

Net investment income decreased $96 million from $1,733 million to $1,637 million primarily due to:

•lower investment income on fair value option securities primarily due to interest rate movements and lower average volume; and
•lower alternative investment and prepayment fee income in the current period primarily driven by overall market performance.

Fee income increased $136 million from $1,291 million to $1,427 million primarily due to:

•higher fee income in Investment Management primarily due to the addition of the AllianzGI business, partially offset by net outflows and higher interest rates.

The increase was partially offset by:

•lower fee income in Wealth Solutions primarily due to higher interest rates and a lower Full Service fee margin rate, partially offset by business growth.

Premiums increased $233 million from $1,811 million to $2,044 million primarily due to:

•higher premiums in Health Solutions driven by growth across all blocks of business.

Net gains (losses) improved $560 million from a loss of $639 million to a loss of $79 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements;
•gains from market value changes associated with our reinsured businesses, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders; and
•a gain from the revaluation of the investment in Voya India.

The improvement was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements.

Other revenue increased $128 million from $117 million to $245 million primarily due to:

•higher other revenue in Health Solutions primarily driven by the Benefitfocus acquisition.

The increase was partially offset by:

•lower revenue from transition services agreements.

Income (loss) related to consolidated investment entities increased $193 million from $62 million to $255 million primarily due to:

•equity market impacts to limited partnership valuations; and
•an increase in interest income in collateralized loan obligations due to higher interest rates.

Total Benefits and Expenses

Total benefits and expenses increased $923 million from $4,030 million to $4,953 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $397 million from $1,835 million to $2,232 million primarily due to:

•higher benefits incurred in Health Solutions due to growth in in-force business and an unfavorable change due to the annual assumption update;
•a change in the value of an embedded derivative associated with businesses reinsured due to changes in interest rates, which is fully offset by a corresponding amount in Net gains (losses);
•an unfavorable impact from the annual assumption update in Businesses Exited; and
•higher participant crediting rates in Wealth Solutions due to higher interest rates.

The increase was partially offset by:

•a lower loss ratio in stop loss and absence of COVID-19 impacts in the current period in Health Solutions; and
•a lower litigation reserve in the current period compared to the prior period in Businesses exited.

Operating expenses increased $454 million from $1,869 million to $2,323 million primarily due to:

•an increase in Health Solutions expenses primarily driven by the acquisition of Benefitfocus and business growth;
•an increase in Investment Management expenses primarily driven by the addition of the AllianzGI business;
•an increase in the deferred compensation plan liability due to equity market movements;
•an increase Wealth Solutions expenses driven by business growth;
•closing and integration costs associated with the acquisition of Benefitfocus; and
•an increase in the amortization of intangible assets associated with acquisitions.

Operating expenses related to consolidated investment entities increased $85 million from $38 million to $123 million primarily due to:

•increase in collateralized loan obligations interest costs due to higher rates and new fund launches; and
•increase in interest costs of limited partnerships due to higher loans.

Income Tax Expense (Benefit)

Income tax expense (benefit) changed $83 million from an expense of $49 million to a benefit of $34 million primarily due to:

•the Resolution Capital Loss; and
•a change in noncontrolling interest.

The change was partially offset by:

•an increase in income before income taxes.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

For additional information on the reconciliation adjustments listed below, see the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) improved $176 million from a loss of $180 million to a loss of $4 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements;
•a gain from the revaluation of the investment in Voya India; and
•net favorable changes in derivative valuations due to interest rate movements.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment increased $17 million from a loss of $105 million to a loss of $122 million primarily due to:

•an unfavorable impact from the third quarter annual assumption update.

The increase was partially offset by:

•a lower litigation reserve in the current period compared to the prior period; and
•a favorable change in the allowance for credit losses on reinsurance recoverable.

Other adjustments to operating earnings increased $65 million from a loss of $85 million to a loss of $150 million primarily due to:

•closing and integration costs associated with the acquisition of Benefitfocus;
•an unfavorable change in market-driven pension costs; and
•an increase in the amortization of intangible assets associated with acquisitions.

The increase was partially offset by:

•lower restructuring chargers; and
•lower impairments associated with vacated real estate in the current period compared to the prior period.

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

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$438	$398	$1,318	$1,333
Fee income	246	230	717	725
Other revenue	18	17	55	52
Total adjusted operating revenues	702	645	2,090	2,109
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	226	222	671	663
Operating expenses	275	272	867	823
Net amortization of DAC/VOBA	22	23	67	71
Total operating benefits and expenses	524	517	1,605	1,556
Adjusted operating earnings before income taxes	$179	$128	$485	$553

The following table presents Net revenue and Adjusted operating margin for our Wealth Solutions segment as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Adjusted operating earnings before income taxes	$179	$128	$485	$553

Total adjusted operating revenues	702	645	2,090	2,109
Less: Interest credited and other benefits to contract owners/policyholders	226	222	671	663
Net revenue	$475	$423	$1,419	$1,448

Adjusted operating margin(1)	37.6%	30.2%	34.2%	38.2%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following tables present Total Client Assets, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of September 30,
($ in millions)	2023	2022
Full Service	$173,723	$153,228
Recordkeeping	276,869	241,241
Total Defined Contribution	450,591	394,469
Investment-only Stable Value	35,450	38,944
Retail Client and Other Assets	30,529	27,536
Eliminations(1)	(6,998)	(7,355)
Total Client Assets(1)	$509,572	$453,594
(1) Includes asset eliminations which were previously reported in Recordkeeping and Retail Client Assets. Historical periods presented have been recast to conform with this change.

	As of September 30,
($ in millions)	2023	2022
Fee-based	$423,118	$364,099
Spread-based	32,136	34,358
Investment-only Stable Value	35,450	38,944
Retail Client Assets	25,867	23,547
Eliminations(1)	(6,998)	(7,355)
Total Client Assets(2)	$509,572	$453,594
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

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Wealth Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Full Service - Corporate markets:
Deposits	$3,980	$3,305	$12,531	$11,012
Surrenders, benefits and product charges	(3,368)	(2,589)	(10,089)	(9,010)
Net flows	612	716	2,442	2,002
Full Service - Tax-exempt markets:
Deposits	1,309	1,235	4,083	4,196
Surrenders, benefits and product charges	(1,793)	(1,395)	(6,012)	(4,195)
Net flows	(484)	(161)	(1,929)	—
Total Full Service Net Flows	$127	$555	$513	$2,001

Recordkeeping and Stable Value:
Recordkeeping Net Flows	$2,993	$2,004	$6,682	$1,335
Investment-only Stable Value Net Flows	$(1,844)	$(84)	$(3,477)	$1,610

Wealth Solutions - Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Adjusted operating earnings before income taxes increased $51 million from $128 million to $179 million primarily due to:

•higher net investment income primarily due to higher alternative asset returns and a higher portfolio yield, partially offset by lower spread-based assets due to participant surrenders and fund transfer activities; and
•higher fee income and other revenue primarily due to higher average equity markets and business growth, partially offset by a lower Full Service fee margin rate and higher interest rates.

The increase was partially offset by:

•higher participant crediting rates due to higher interest rates; and
•higher expenses primarily driven by business growth.

Wealth Solutions - Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Adjusted operating earnings before income taxes decreased $68 million from $553 million to $485 million primarily due to:

•higher expenses primarily driven by business growth;
•lower net investment income primarily due to lower alternative asset returns and lower spread-based assets due to participant surrenders and fund transfer activities, partially offset by a higher portfolio yield;
•higher participant crediting rates due to higher interest rates; and
•lower fee income and other revenue primarily due to higher interest rates and a lower Full Service fee margin rate, partially offset by business growth.

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$35	$29	$104	$103
Fee income	18	19	58	58
Premiums	663	598	2,007	1,778
Other revenue	51	(2)	148	(5)
Total adjusted operating revenues	768	645	2,317	1,933
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	504	335	1,404	1,256
Operating expenses	204	147	619	429
Net amortization of DAC/VOBA	7	9	23	22
Total operating benefits and expenses	715	491	2,047	1,707
Adjusted operating earnings before income taxes (1)	$53	$154	$271	$226
(1)The three and nine months ended September 30, 2023 and 2022 include $8 million unfavorable and $66 million favorable impacts, respectively, related to the annual review of assumptions. See Critical Accounting Judgments and Estimates in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information

The following table presents Net revenue and Adjusted operating margin for our Health Solutions segment as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Adjusted operating earnings before income taxes	$53	$154	$271	$226

Total adjusted operating revenues	768	645	2,317	1,933
Less: Interest credited and other benefits to contract owners/policyholders	504	335	1,404	1,256
Net revenue	$264	$310	$913	$677

Adjusted operating margin(1)	20.0%	49.8%	29.7%	33.4%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Sales by Product Line:
Group life and Disability	$4	$4	$122	$104
Stop loss	67	42	435	389
Total group products	71	46	557	493
Voluntary and Other (1)	12	12	145	136
Total sales by product line	$83	$58	$703	$629

Total gross premiums and deposits	$762	$707	$2,288	$2,038

Group life and Disability	$917	$817	$917	$817
Stop loss	1,490	1,259	1,490	1,259
Voluntary and Other (1)	936	684	936	684
Total annualized in-force premiums and fees	$3,343	$2,760	$3,343	$2,760

Loss Ratios:
Group life (interest adjusted) (2)	78.4%	71.4%	83.2%	92.2%
Stop loss	83.3%	76.4%	72.2%	77.3%
Total Loss Ratio (2)(3)	66.3%	70.7%	66.3%	70.7%
(1) Includes benefit administration annual recurring revenue and Health Account Solutions products.
(2) The three months and nine months ended September 30, 2022 loss ratio excludes $57 million of favorable reserve impact related to annual review of the assumptions.
(3) Total Loss Ratio is presented on a trailing twelve month basis given inherent volatility in quarterly results.

Health Solutions - Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Adjusted Operating earnings before income taxes decreased $101 million from $154 million to $53 million primarily due to:

•higher benefits incurred due to higher loss ratios, growth in in-force business, and an unfavorable change due to the annual assumption update; and
•higher expenses primarily driven by the acquisition of Benefitfocus and business growth.

The decrease was partially offset by:

•higher premiums driven by growth in the stop loss and voluntary blocks of business; and
•higher other revenue primarily driven by the acquisition of Benefitfocus.

Health Solutions - Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Adjusted Operating earnings before income taxes increased $45 million from $226 million to $271 million primarily due to:

•higher premiums driven by growth across all three lines of business; and
•higher other revenue primarily driven by the acquisition of Benefitfocus.

The increase was partially offset by:

•higher expenses primarily driven by the acquisition of Benefitfocus and business growth; and
•higher benefits incurred due to growth in in-force business, an unfavorable change due to the annual assumption update, partially offset by a lower loss ratio in stop loss and absence of COVID-19 impacts in the current period.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$7	$(12)	$27	$4
Fee income	224	202	659	527
Other revenue	2	2	3	10
Total adjusted operating revenues	233	192	688	542
Operating benefits and expenses:
Operating expenses	170	142	520	412
Total operating benefits and expenses	170	142	520	412
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	63	51	168	129
Less: Earnings (loss) attributable to Allianz noncontrolling interest	14	13	36	13
Adjusted operating earnings before income taxes	$49	$38	$132	$116

The following table presents Net revenue and Adjusted operating margin for our Investment Management segment as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	$63	$51	$168	$129

Total adjusted operating revenues	233	192	688	542
Net revenue	$233	$192	$688	$542

Adjusted operating margin(1)	27.0%	26.3%	24.4%	23.8%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Investment Management intersegment revenues	$21	$23	$65	$68

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of September 30,
($ in millions)	2023	2022
External clients:
Institutional(1)	$147,904	$160,720
Retail(1)	128,120	118,016
Total external clients	276,024	278,735
General account	35,792	38,614
Total AUM(1)	311,816	317,349
AUA(2)	55,066	51,862
Total AUM and AUA(1)(2)	$366,882	$369,210
(1) Includes assets associated with the divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Net Flows:
Institutional	$(5,361)	$(889)	$(10,089)	$3,330
Retail	1,046	(71)	1,510	(2,403)
Divested businesses	(490)	(467)	(1,521)	(1,660)
Total	$(4,806)	$(1,427)	$(10,102)	$(733)

Investment Management - Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Adjusted operating earnings before income taxes including Allianz noncontrolling interest increased $12 million from $51 million to $63 million primarily due to:

•higher fee income and other revenue primarily due to higher average equity markets and the addition of the AllianzGI business, partially offset by net outflows and higher interest rates; and
•higher investment capital returns primarily driven by overall market performance.

The increase was partially offset by:

•higher operating expenses primarily driven by the addition of the AllianzGI business.

Investment Management - Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Adjusted operating earnings before income taxes including Allianz noncontrolling interest increased $39 million from $129 million to $168 million primarily due to:

•higher fee income and other revenue primarily due to the addition of the AllianzGI business, partially offset by net outflows and higher interest rates; and
•higher investment capital returns primarily driven by overall market performance.

The increase was partially offset by:

•higher operating expenses primarily driven by the addition of the AllianzGI business.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$9	$—	$21	$—
Other revenue	5	13	18	51
Total adjusted operating revenues	14	13	39	51
Operating benefits and expenses:
Operating expenses(1)	22	30	85	104
Interest expense(2)	44	49	128	140
Total operating benefits and expenses	66	78	213	244
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	(52)	(66)	(175)	(193)
Less: Earnings (loss) attributable to Allianz noncontrolling interest	—	—	(1)	—
Adjusted operating earnings before income taxes	$(52)	$(65)	$(173)	$(193)
(1) Includes expenses from corporate activities, and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Adjusted operating earnings before income taxes including Allianz noncontrolling interest improved $14 million from a loss of $66 million to a loss of $52 million primarily due to:

•higher investment income due to the increase in short-term rates on assets backing surplus in excess of amounts held at the segment level;
•lower operating expenses due to stranded costs in the prior period and lower incentive compensation; and
•lower interest expense driven by cumulative debt extinguishments.

The improvement was partially offset by:

•lower other revenue from transition services agreements.

Corporate - Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Adjusted operating earnings before income taxes including Allianz noncontrolling interest improved $18 million from a loss of $193 million to a loss of $175 million primarily due to:

•higher investment income due to the increase in short-term rates on assets backing surplus in excess of amounts held at the segment level;
•lower operating expenses due to stranded costs in the prior period, partially offset by an increase in the deferred compensation liability; and
•lower interest expense driven by cumulative debt extinguishments.

The improvement was partially offset by:

•lower other revenue from transition services agreements.

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

While investment income on these assets can be volatile, based on current plans, we expect to earn 9.0% on these assets over the long term.

The following table presents alternative investment income and average assets of alternative investments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Wealth Solutions:
Alternative investment income	$21	$(26)	$62	$96
Average alternative investment	1,613	1,650	1,629	1,606
Health Solutions:
Alternative investment income	3	(3)	8	9
Average alternative investment	199	163	168	165
Investment Management:
Alternative investment income	5	(13)	22	3
Average alternative investment	326	333	323	344

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

We estimate that our excess capital (which we define as the amount of total adjusted capital in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of September 30, 2023, was approximately $0.4 billion. As of September 30, 2023, our estimated combined RBC ratio, with adjustments for certain intercompany transactions, was 403%.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Nine Months Ended September 30,
($ in millions)	2023	2022
Beginning cash and cash equivalents balance	$210	$202
Sources:
Dividends and returns of capital from subsidiaries	1,057	1,176
Repayment of loans to subsidiaries, net of new issuances	110	169
Debt issuance(1)	388	—
Amounts received from subsidiaries under tax sharing agreements, net	73	27
Settlement of amounts due from (to) subsidiaries and affiliates, net	113	35
Collateral received, net	8	—
Discounts and fees received for debt extinguishment	—	2
Asset maturities and investment income, net	1	25
Derivatives, net	10	—
Other, net	—	4
Total sources	1,760	1,438
Uses:
Payment of interest expense	90	81
Capital provided to subsidiaries	8	—
Payment for business acquisitions	611	—
Repayments of loans from subsidiaries, net of repayments	262	—
Debt repurchase	393	366
New issuances of loans to subsidiaries, net of repayments	—	51
Payment of income taxes, net	2	13
Common stock acquired - Share repurchase	212	750
Share-based compensation	46	40
Dividends paid on preferred stock	32	32
Dividends paid on common stock	83	61
Collateral delivered, net	—	9
Derivatives, net	—	41
Other, net	1	—
Total uses	1,740	1,444
Net increase in cash and cash equivalents	20	(6)
Ending cash and cash equivalents balance	$230	$196
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

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the nine months ended September 30, 2023. As of September 30, 2023, we were authorized to repurchase shares up to an aggregate purchase amount of $555 million.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Nine Months Ended September 30,
($ in millions)	2023	2022
Dividends paid on common shares	$83	$61
Repurchases of common shares (at cost)	216	750
Total	$299	$811

Subsequent to September 30, 2023, we repurchased 773,153 shares pursuant to a 10b5-1 plan for an aggregate purchase price of $51 million.

Debt

As of September 30, 2023, we had $2.5 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt.

The following table summarizes our borrowing activities for the nine months ended September 30, 2023:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Total long-term debt	$2,094	$400	$(393)	$(6)	$2,095

During the nine months ended September 30, 2023, the Company completed the redemption of all of outstanding principal amount of the 2053 Notes at par, resulting in a loss on debt extinguishment of $5 million, which is included in Interest expense in the Condensed Consolidated Statements of Operations. See the Financing Agreements and Shareholders’ Equity Notes to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details on changes in debt and equity during the year.

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

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. provide guarantees to certain of our subsidiaries to support various business requirements:
•Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13 million principal amount Equitable Notes maturing in 2027, and provides a back-to-back guarantee to ING Group in respect of its guarantee of $218 million combined principal amount of Aetna Notes.
•Voya Financial, Inc. and Voya Holdings provide a guarantee of payment of obligations to certain subsidiaries under certain surplus notes held by those subsidiaries.

We did not recognize any asset or liability as of September 30, 2023 in relation to intercompany indemnifications, guarantees or support agreements. As of September 30, 2023, no guarantees existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of September 30, 2023, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.4 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of September 30, 2023, Voya Financial, Inc. had $305 million outstanding borrowings from subsidiaries and had loaned $351 million to its subsidiaries.

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

	Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
	("A.M. Best")(1)	("Fitch")(2)	("Moody's")(3)	("S&P")(4)
Long-term Issuer Credit Rating/Outlook:
Voya Financial, Inc.	(5)	BBB+/positive	Baa2/stable	BBB+/stable

Financial Strength Rating/Outlook:
Voya Retirement Insurance and Annuity Company	(5)	A/positive	A2/stable	A+/stable
ReliaStar Life Insurance Company	A/stable	A/positive	A2/stable	A+/stable
ReliaStar Life Insurance Company of New York	A/stable	A/positive	A2/stable	A+/stable
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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium or long-term trend in credit fundamentals, which if continued, may lead to a rating change. In December of 2022, Moody’s confirmed its outlook for the U.S. life insurance sector as stable. Also, in November of 2022, A.M. Best maintained a stable outlook on the U.S. life insurance sector and Fitch continues to have a neutral outlook for the North American life insurance sector.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$310	$48	$—	$809
ReliaStar Life Insurance Company ("RLI") (MN)	—	—	747	329

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our total capitalization. The following table presents our leverage ratios for the periods indicated:

	September 30,	December 31,
($ in millions)	2023	2022
Financial Debt
Total financial debt	$2,097	$2,235
Other financial obligations(1)	325	265
Total financial obligations	2,422	2,500
Mezzanine equity
Allianz noncontrolling interest	173	166
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	6,048	5,792
Total equity, excluding AOCI	6,660	6,404
AOCI	(3,533)	(3,055)
Total Voya Financial, Inc. shareholders' equity	3,127	3,349
Noncontrolling interest	1,659	1,482
Total shareholders' equity	$4,786	$4,831
Capital
Capitalization(3)	$5,224	$5,584
Adjusted capitalization excluding AOCI(4)	$10,914	$10,552
Leverage Ratios
Debt-to-Capital Ratio(5)	40.1%	40.0%
Financial Leverage excluding AOCI(6)	27.8%	29.5%
(1) Includes operating leases, capital leases, and unfunded pension plan after-tax.
(2) Includes preferred stock par value and additional paid-in-capital.
(3) Includes Total Financial Debt and Total Voya Financial, Inc. Shareholders' Equity.
(4) Includes Total Financial Obligations, Mezzanine Equity, and Total Shareholders' Equity excluding AOCI.
(5) Total Financial Debt divided by Capitalization.
(6) Total Financial Obligations and Preferred equity divided by Adjusted Capitalization excluding AOCI.

Our Financial Leverage Ratio, excluding AOCI, decreased from 29.5% at December 31, 2022 to 27.8% at September 30, 2023. The decrease was primarily due to a reduction of Total financial debt and increases to noncontrolling interest and Common equity, excluding AOCI driven by Net income available to common shareholders, partially offset by repurchases of common stock.

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

Interest rates used to calculate these reserves are based on an upper-medium grade (low credit risk) fixed income instrument yield derived from observable market data.

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

For the third quarter of 2023, the impact of annual assumption updates was $67 million unfavorable, of which $8 million was an unfavorable impact to Adjusted operating earnings before income taxes. The unfavorable remeasurement impact within Adjusted operating earnings was related to the Health Solutions segment, primarily driven by unfavorable mortality experience. The total impact from assumption changes is mainly reflected in Interest credited to contract owner account balances, Policyholder benefits and Net gains losses in the Condensed Consolidated Statements of Operations.

For the third quarter of 2022, the impact of annual assumption updates on Adjusted Operating earnings before income taxes was approximately $66 million favorable. This was comprised of favorable remeasurement reserve impact in our Health Solutions segment, driven by favorable mortality and morbidity experience.

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

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on traditional reserves. The following table presents the estimated instantaneous net impact to income from continuing operations of various assumption changes on our reserves for future policy benefits and reinsurance. The effects are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred.

($ in millions)	As of September 30, 2023
An assumed increase in future mortality by 1%	$(1.6)
An assumed increase in future morbidity by 1%	$(0.3)
An assumed increase in future persistency by 1%	$(0.4)

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

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 ("IRA of 2022"), which imposes a 15% corporate alternative minimum tax ("CAMT") on the adjusted financial statement income of large corporations and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. Recently, the U.S. Treasury issued guidance clarifying the treatment of financial statement income related to noncontrolling interests, making it clear that Voya will not be within the scope of CAMT for 2023. For the 2024 tax year, there is uncertainty around whether we will be subject to the CAMT, which is driven by limited guidance to date by the U.S. Treasury and IRS. If the CAMT applies in a future year, we will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards. We do expect to be subject to the 1% excise tax but do not expect that it will have a material impact to our financial statements.

On January 4, 2021, we completed a series of transactions pursuant to a Master Transaction Agreement ("MTA") with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of these transactions, Resolution Life US acquired our wholly owned subsidiary, Security Life of Denver Company ("SLD"). SLD generated capital losses in the 2022 tax year, which will be included in our carryback claim in accordance with the MTA, resulting in a $92 tax benefit and decrease to the effective tax rate.

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

See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments. Additionally, see the Condensed

Consolidated Balance Sheets to our Condensed Consolidated Financial Statements Part I, Item 1. of this Quarterly Report on Form 10-Q for a composition of our investment portfolio.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2023
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$418	$—	$—	$—	$—	$—	$418
U.S. Government agencies and authorities	53	—	—	—	—	—	53
State, municipalities and political subdivisions	690	36	—	—	—	—	726
U.S. corporate public securities	2,224	4,650	262	38	1	—	7,175
U.S. corporate private securities	1,674	2,576	292	51	10	—	4,603
Foreign corporate public securities and foreign governments(1)	836	1,528	106	73	—	4	2,547
Foreign corporate private securities(1)	372	2,316	168	13	10	—	2,879
Residential mortgage-backed securities	3,255	126	3	1	6	6	3,397
Commercial mortgage-backed securities	2,897	488	77	12	3	2	3,479
Other asset-backed securities	2,026	276	7	10	1	23	2,343
Total fixed maturities	$14,445	$11,996	$915	$198	$31	$35	$27,620
% of Fair Value	52.4%	43.4%	3.3%	0.7%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$581	$—	$—	$—	$—	$—	$581
U.S. Government agencies and authorities	59	—	—	—	—	—	59
State, municipalities and political subdivisions	787	58	—	—	—	—	845
U.S. corporate public securities	2,485	5,357	307	36	—	16	8,201
U.S. corporate private securities	1,684	2,677	234	89	8	—	4,692
Foreign corporate public securities and foreign governments(1)	945	1,829	104	64	—	7	2,949
Foreign corporate private securities(1)	367	2,531	99	26	11	—	3,034
Residential mortgage-backed securities	3,919	34	4	1	10	9	3,977
Commercial mortgage-backed securities	3,258	521	85	12	5	2	3,883
Other asset-backed securities	1,767	325	7	10	6	21	2,136
Total fixed maturities	$15,852	$13,332	$840	$238	$40	$55	$30,357
% of Fair Value	52.2%	43.9%	2.8%	0.8%	0.1%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	September 30, 2023
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$418	$—	$—	$—	$418
U.S. Government agencies and authorities	—	53	—	—	—	53
State, municipalities and political subdivisions	42	425	223	36	—	726
U.S. corporate public securities	22	325	2,020	4,514	294	7,175
U.S. corporate private securities	21	209	1,446	2,508	419	4,603
Foreign corporate public securities and foreign governments(1)	8	143	723	1,468	205	2,547
Foreign corporate private securities(1)	—	44	270	2,337	228	2,879
Residential mortgage-backed securities	1,074	1,956	74	107	186	3,397
Commercial mortgage-backed securities	246	1,303	799	978	153	3,479
Other asset-backed securities	176	543	1,290	279	55	2,343
Total fixed maturities	$1,589	$5,419	$6,845	$12,227	$1,540	$27,620
% of Fair Value	5.8%	19.6%	24.8%	44.2%	5.6%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2022
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$581	$—	$—	$—	$—	$581
U.S. Government agencies and authorities	51	8	—	—	—	59
State, municipalities and political subdivisions	48	503	236	58	—	845
U.S. corporate public securities	29	408	2,320	5,063	381	8,201
U.S. corporate private securities	58	185	1,368	2,728	353	4,692
Foreign corporate public securities and foreign governments(1)	8	168	802	1,774	197	2,949
Foreign corporate private securities(1)	—	42	297	2,541	154	3,034
Residential mortgage-backed securities	3,089	188	113	206	381	3,977
Commercial mortgage-backed securities	1,304	425	927	1,058	169	3,883
Other asset-backed securities	187	447	1,117	330	55	2,136
Total fixed maturities	$5,355	$2,374	$7,180	$13,758	$1,690	$30,357
% of Fair Value	17.6%	7.8%	23.7%	45.3%	5.6%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

As of September 30, 2023 and December 31, 2022, we held thirteen and ten fixed maturities with unrealized capital loss in excess of $10 million, respectively. As of September 30, 2023 and December 31, 2022, the unrealized capital losses on these fixed maturities equaled $157 million or 3.9% and $114 million or 3.3% of the total unrealized losses, respectively.

As of September 30, 2023, we held $2.0 billion of energy sector fixed maturity securities, constituting 7.1% of the total fixed maturities portfolio, with gross unrealized capital losses of $193 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $11 million. As of September 30, 2023, our fixed maturity exposure to the energy sector is comprised of 92.4% investment grade securities.

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

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	September 30, 2023			December 31, 2022
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$1,664	$1,666	92.5%	$2,267	$2,270	97.9%
2	119	123	6.8%	33	32	1.4%
3	—	—	—%	—	—	—%
4	—	1	0.1%	—	—	—%
5	3	5	0.3%	5	7	0.3%
6	6	6	0.3%	8	9	0.4%
Total	$1,792	$1,801	100.0%	$2,313	$2,318	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see Fixed Maturities Credit Quality-Ratings in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives not qualifying for hedge accounting and used in our CMO-B portfolio as of the dates indicated:

	September 30, 2023			December 31, 2022
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Interest Rate Contracts	$11,623	$201	$305	$12,414	$215	$350

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	September 30, 2023			December 31, 2022
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$74	$74	4.1%	$70	$79	3.4%
Interest Only (IO)	971	972	53.9%	914	915	39.5%
Inverse IO	403	405	22.5%	527	528	22.8%
Principal Only (PO)	69	70	3.9%	77	79	3.4%
Floater	5	5	0.3%	6	6	0.3%
Agency Credit Risk Transfer	227	232	12.9%	645	638	27.5%
Other	43	43	2.4%	74	73	3.1%
Total	$1,792	$1,801	100.0%	$2,313	$2,318	100.0%

During the nine months ended September 30, 2023, the market value of our CMO-B securities portfolio was lower on a combination of transactional activity and valuation movements among tranche types. Transactional activity includes participating in tender offers of Agency Credit Risk Transfer securities.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Net investment income (loss)	$70	$115	$234	$386
Net gains (losses)(1)	(58)	(92)	(104)	(359)
Income (loss) before income taxes	$12	$23	$130	$27
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Income (loss) before income taxes	$12	$23	$130	$27
Realized gains (losses) including impairment	9	10	—	16
Fair value adjustments	29	25	35	114
Total adjustments to income (loss)	38	35	35	130
Adjusted operating earnings before income taxes	$50	$58	$165	$157

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	September 30, 2023
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,868	$14	$69	$(2)	$1,811
Prime Non-Agency	1,770	11	268	—	1,513
Alt-A	59	4	2	1	62
Sub-Prime(1)	25	1	1	—	25
Total	$3,722	$30	$340	$(1)	$3,411
(1) Includes subprime other asset backed securities.

	December 31, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,957	$19	$50	$1	$1,927
Prime Non-Agency	2,194	10	238	—	1,966
Alt-A	66	5	2	2	71
Sub-Prime(1)	30	1	1	—	30
Total	$4,247	$35	$291	$3	$3,994
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities by origination as of the dates indicated:

	September 30, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2023	$—	$—	$—	$—	$4	$4	$—	$—	$—	$—	$4	$4
2022	26	24	117	90	147	135	115	104	—	—	405	353
2021	108	98	217	146	220	194	329	293	5	5	879	736
2020	42	40	47	36	64	50	151	121	12	9	316	256
2019	14	13	172	142	107	91	285	215	12	11	590	472
Prior	85	71	1,086	889	374	325	301	245	186	128	2,032	1,658
Total	$275	$246	$1,639	$1,303	$916	$799	$1,181	$978	$215	$153	$4,226	$3,479

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2022	$105	$89	$58	$53	$178	$166	$115	$102	$43	$43	$499	$453
2021	238	181	86	77	213	187	324	283	8	8	869	736
2020	74	66	31	27	74	59	155	125	—	—	334	277
2019	169	149	38	36	130	115	297	241	8	6	642	547
2018	110	95	20	18	96	86	40	33	19	15	285	247
Prior	835	724	228	214	345	314	320	274	109	97	1,837	1,623
Total	$1,531	$1,304	$461	$425	$1,036	$927	$1,251	$1,058	$187	$169	$4,466	$3,883

As of September 30, 2023, 83.3% and 14.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 83.7% and 13.6% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	September 30, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$131	$130	$478	$475	$1,164	$1,152	$120	$116	$59	$41	$1,952	$1,914
Auto-Loans	1	1	—	—	—	—	—	—	—	—	1	1
Student Loans	5	4	74	65	—	—	—	—	—	—	79	69
Credit Card loans	—	—	—	—	3	2	—	—	—	—	3	2
Other Loans	50	40	2	2	155	136	179	159	6	6	392	343
Total(1)	$187	$175	$554	$542	$1,322	$1,290	$299	$275	$65	$47	$2,427	$2,329
(1) Excludes subprime other asset backed securities.

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$135	$131	$375	$359	$1,064	$1,001	$121	$112	$60	$42	$1,755	$1,645
Auto-Loans	1	1	8	7	—	—	—	—	—	—	9	8
Student Loans	12	12	86	77	—	—	1	—	—	—	99	89
Credit Card loans	—	—	—	—	3	2	—	—	—	—	3	2
Other Loans	52	43	3	3	129	114	240	215	—	—	424	375
Total(1)	$200	$187	$472	$446	$1,196	$1,117	$362	$327	$60	$42	$2,290	$2,119
(1) Excludes subprime other asset backed securities.

As of September 30, 2023, 86.4% and 11.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 82.9% and 15.4% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of September 30, 2023, our mortgage loans on real estate portfolio had a weighted average DSC of 1.93 times and a weighted average LTV ratio of 45.2%. As of December 31, 2022, our mortgage loans on real estate portfolio had a weighted average DSC of 1.91 times, and a weighted average LTV ratio of 45.4%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of September 30, 2023, our total European exposure had an amortized cost and fair value of $2,913 million and $2,588 million, respectively. Some of the major country level exposures were in the United Kingdom of $1,168 million, in France of $229 million, in The Netherlands of $225 million, in Switzerland of $101 million, in Germany of $212 million, in Ireland of $151 million, and in Belgium of $55 million. Our direct exposure in Eastern Europe is comparatively small, with $4 million of exposure in Russia and none in Ukraine or Belarus.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the "Parent Issuer") has issued certain notes pursuant to transactions registered under the Securities Act of 1933. As of September 30, 2023, such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, and the 3.976% senior notes due 2025 with an aggregate principal amount of $1.5 billion (collectively, the "Senior Notes") and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million. As of December 31, 2022 such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, with an aggregate principal amount of $1.1 billion and (ii) the 5.65% fixed-to-floating rate junior subordinated notes due 2053 and the 4.7% fixed-to-floating junior subordinated notes due 2048, with an aggregate principal amount of $724 million.(collectively, the "Junior Subordinated Notes" and, together with the Senior Notes, the "Registered Notes").

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated:

	As of and for the
($ in millions)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Summarized Statements of Operations Information:
Total revenues	$107	$(21)
Total benefits and expenses	154	205
Income (loss), net of tax	(13)	346
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(13)	346
Net income (loss) available to Obligor Group	(13)	346
Summarized Balance Sheets Information:
Total investments	19	29
Cash and cash equivalents	228	210
Deferred income tax assets	891	910
Goodwill	94	94
Loans to non-obligated subsidiaries	278	89
Due from non-obligated subsidiaries	15	15
Total assets	1,533	1,359

Short-term debt with non-obligated subsidiaries	305	262
Long-term debt	2,095	2,094
Total liabilities	$2,603	$2,554

Legislative and Regulatory Developments

In August 2023, the SEC adopted the new “Private Fund Adviser” rule under the Investment Advisers Act, which imposes new disclosure and transparency obligations on advisers to private funds and prohibits advisers from granting preferential treatment to investors in private funds. A lawsuit was filed in September 2023 in the federal court of appeals challenging the validity and enforceability of the rule, which may impact or delay the implementation of the rule.

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

Market Risk Related to Interest Rates

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed income markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of September 30, 2023:

	As of September 30, 2023
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$27,620	$(1,659)	$1,883
Mortgage loans on real estate	—	4,938	(155)	166
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	33,433	(1,574)	2,646
Funding agreements with fixed maturities	—	1,180	(29)	31
Supplementary contracts and immediate annuities	—	423	(40)	6
Derivatives:
Interest rate contracts	18,018	55	252	(252)
Long-term debt	—	1,881	(97)	110
Stabilizer and MCGs	—	27	34	(6)
Embedded derivatives on reinsurance	—	(60)	30	(35)
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

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of September 30, 2023. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in insurance contracts. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of September 30, 2023:

	As of September 30, 2023
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$301	$30	$(30)
Limited liability partnerships/corporations	—	1,792	108	(108)
Derivatives:
Equity futures and total return swaps	204	(7)	15	(15)
Equity options	37	1	—	—
Financial liabilities with equity market risk:
Stabilizer and MCGs	—	27	—	—
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
July 1, 2023 - July 31, 2023	33,505	$72.38	—	$609
August 1, 2023 - August 31, 2023	112,864	71.39	80,962	603
September 1, 2023 - September 30, 2023	714,064	68.34	703,000	555
Total	860,433	$68.90	783,962	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended September 30, 2023, there was an increase of 76,471 Treasury shares in connection with such withholding activities.
(2) On July 27, 2023, the Board of Directors provided an additional share repurchase authorization of $500 million, increasing the aggregate amount of the Company's common stock authorized for repurchase to $609 million This share repurchase authorization expires on September 30, 2024 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

Item 5.         Other Information

During the three months ended September 30, 2023, none of the Company's directors and officers (as defined in Rule 16a-1(f)) adopted or terminated any trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6.        Exhibits

See Exhibit Index on the following page.

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Heather H. Lavallee, Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Donald C. Templin, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Heather H. Lavallee, Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Donald C. Templin, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+ Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 2, 2023			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Donald C. Templin
Donald C. Templin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

