Form 10-K
period 2023-12-31
Voya Financial, Inc.
filed 2024-02-23
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission File Number: 001-35897

Voya Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1222820
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

230 Park Avenue,	New York, New York	10169	(212) 309-8200
(Address of principal executive offices)		(Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 Par Value	VOYA	The New York Stock Exchange
Depositary Shares, each representing a 1/40th	VOYAPrB	The New York Stock Exchange
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $7.6 billion.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.             ☐ Yes    ☐ No

As of February 14, 2024, there were 101,608,413 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of Voya Financial, Inc.'s Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

1

Voya Financial, Inc.
Form 10-K for the period ended December 31, 2023

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market risks, including general economic conditions, our ability to manage such risks and interest rates; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through dividends from our subsidiaries or lending programs; (iii) strategic and business risks, including our ability to maintain market share, achieve desired results from our acquisitions and dispositions, or otherwise manage our third-party relationships; (iv) investment risks, including the ability to achieve desired returns or liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations, and (vii) other factors described in Part I, Item 1A. Risk Factors.
The risks included here are not exhaustive. Current reports on Form 8-K and other documents filed with the Securities and Exchange Commission ("SEC") include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all of them.

MARKET DATA

In this Annual Report on Form 10-K, we present certain market and industry data and statistics. This information is based on third-party sources which we believe to be reliable, such as LIMRA, Secure Retirement Institute, an insurance and financial services industry organization (for Health Solutions market leadership positions), Morningstar fund data and eVestment institutional composites (for Investment Management market leadership positions) and industry recognized publications and websites such as Pensions & Investments (for Wealth Solutions and Investment Management), InvestmentNews.com (for Investment Management) and MyHealthGuide (for Health Solutions). Market ranking information is generally based on industry surveys and therefore the reported rankings reflect the rankings only of those companies that voluntarily participate in these surveys. Accordingly, our market ranking among all competitors may be lower than our ranking in third-party surveys. In some cases, we have supplemented our third-party survey rankings with our own knowledge, such as where we believe that we know the market ranking of particular companies that do not participate in the surveys.

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

PART I

Item 1.         Business

For the purposes of this discussion, the terms "Voya," "the Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

We are a leading provider of workplace benefits and savings solutions and technologies to U.S. employers, enabling better financial outcomes for their employees and for those who depend on their employees through our retirement solutions, retail wealth services, and a comprehensive portfolio of benefits products. We are also a leading international asset manager, built on a foundation of institutional-quality fixed income and private asset strategies, with a well-established presence in U.S. markets and a large and growing business managing retail and institutional equity, fixed income, and blended strategies for clients in Europe and Asia.

Serving the needs of approximately 15.2 million workplace customers as of December 31, 2023, we are committed to responsible business practices centered on our culture of service to our customers, colleagues and communities. Our approximately 9,000 employees (as of December 31, 2023), throughout the U.S. and in our global services hub in India, are united by our Company's purpose: fighting together for everyone's opportunity for a better financial future.

We offer our products and services through a broad group of financial intermediaries, independent producers, affiliated advisors and dedicated sales specialists throughout the U.S., and also offer investment management services to international clients through our distribution partnership with Allianz Global Investors U.S. LLC ("AllianzGI"). We provide our workplace benefits and savings products to employers across every segment of the U.S. economy, in private, public, and tax-exempt markets, from small businesses with fewer than 50 employees to the largest corporations and public-sector employers in the country. Through our retirement platform and associated retail wealth capabilities, we reach approximately seven million individual retirement plan participants as they enroll in retirement plans, choose contribution amounts, manage investment options, build wealth and improve financial wellness. As a result of our acquisition of Benefitfocus, Inc. ("Benefitfocus"), a leading benefits administration provider, we also engage directly with over twelve million employees in the U.S. as they enroll in and use workplace benefits on our open-architecture, product-agnostic, desktop and mobile administration platforms.

In our Workplace Solutions business, digital capabilities power our market-leading customer experience for both employers and employees alike, including our myVoyage mobile application, which provides a comprehensive guidance tool for employees to see their entire financial picture and engage with their workplace benefits and savings. We believe that by providing a more integrated benefits and savings experience, we can improve employees' financial outcomes and promote their physical, mental, and emotional well-being. Voya’s award-winning retirement administration platform allows employees to plan for retirement and maximize their financial wellness, while our Benefitplace benefits administration platform helps employees select and use the best benefits options for their individual circumstances. For employers, these capabilities maximize the value of benefits spending, and promote a healthier and more financially secure workforce.

In our Investment Management business, our strong culture of client service and specialized capabilities for institutional clients have established us as a leading manager for institutional mandates, especially in the insurance and pension fund markets. Our private asset capabilities, with particular strength in private fixed income and secondary private equity, distinguish us in both the institutional and intermediary markets. Our strength in international retail markets, especially in Asia, is driven by scaled and highly competitive investment strategies distributed through the extensive global distribution network we access through our partnership with AllianzGI.

We are entering our second decade as a public company with a track record of consistent organic growth, prudent capital management, and strategic foresight. Our transformative acquisitions and divestitures have created a capital-light, growth-oriented, and high free-cash flow company with significant diversification across businesses, geographic markets and fee-based, spread-based, and underwriting revenues built for resilience throughout the economic cycle.

Our Segments

We report our financial results in three segments: Wealth Solutions, Health Solutions, and Investment Management. We refer to our Wealth Solutions and Health Solutions segments collectively as our Workplace Solutions business.

Workplace Solutions		Investment Management
Wealth Solutions	Health Solutions
A leading provider of retirement solutions and technology for plan administration, serving approximately 38,000 U.S. employers across all defined contribution tax code sections and market segments, and approximately 7 million plan participants. We offer retail wealth services, including IRA accounts and advice, to individuals through the workplace and telephonically.

A top provider of supplemental health and other group benefits covering approximately 7.2 million individual lives in the U.S. providing a comprehensive portfolio of stop loss, life, disability and voluntary insurance products, along with health savings and spending accounts. Through Benefitfocus, we offer open-architecture, product-agnostic benefits administration and utilization solutions to employers and health plans, with approximately 12.2 million employees on the platform as of December 31, 2023.

A leading international asset manager with global distribution capabilities, managing public and private fixed income, equities, multi-asset solutions and alternative strategies for institutions, financial intermediaries and individual investors.

As of December 31, 2023, on a consolidated basis, we had $813.5 billion in total assets under management ("AUM") and assets under administration ("AUA") and total shareholders' equity, excluding accumulated other comprehensive income/loss ("AOCI") and noncontrolling interest, of $6.6 billion.

For the year ended December 31, 2023, we generated $678 million of Income (loss) from continuing operations before income taxes, and $916 million of Adjusted operating earnings before income taxes. Adjusted operating earnings before income taxes is a non-GAAP financial measure. For a reconciliation of Adjusted operating earnings before income taxes to Income (loss) from continuing operations before income taxes, see the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

ORGANIZATIONAL HISTORY AND STRUCTURE

Our History

Prior to our initial public offering in May 2013, we were a wholly owned subsidiary of ING Groep N.V. ("ING Group"), a global financial institution based in the Netherlands.

Through ING Group, we entered the U.S. life insurance market in 1975 with the acquisition of Wisconsin National Life Insurance Company, followed with ING Group's acquisition of Midwestern United Life Insurance Company in 1976 and Security Life of Denver Insurance Company in 1977. ING Group significantly expanded its presence in the U.S. in the late 1990s and early 2000s with the acquisitions of Equitable Life Insurance Company of Iowa (1997), Furman Selz, an investment advisory company (1997), ReliaStar Life Insurance Company (including Pilgrim Capital Corporation) (2000), Aetna Life Insurance and Annuity Company (including Aeltus Investment Management) (2000) and CitiStreet (2008). We became a public company in May 2013 and ING Group completely divested its ownership of Voya Financial, Inc. common stock between 2013 and 2015.

Since Voya’s IPO in 2013, we have evolved as a company through the divestiture of substantially all of our closed block variable annuity, life insurance and legacy non-retirement annuity businesses and related assets. These divestitures align with our strategic focus on higher-return, capital-light businesses, while maximizing the capital returned to our shareholders. As a result, we have returned approximately $9.3 billion of capital to our shareholders since our IPO through share repurchases and dividends, while making strategic investments in Workplace Solutions and Investment Management.

Our Organizational Structure

We are a holding company incorporated in Delaware in April 1999. We operate our businesses through a number of direct and indirect subsidiaries. The following organizational chart presents the ownership and jurisdiction of incorporation of our principal subsidiaries as of December 31, 2023:

Voya Financial, Inc.
(Delaware)
Voya Holdings Inc.
(Voya Holdings)
(Connecticut)
Voya Retirement Insurance and Annuity Company (VRIAC)
(Connecticut)
ReliaStar Life Insurance Company (RLI)
(Minnesota)
Voya Investment Management LLC (Voya IM)
(Delaware)

This chart shows our principal intermediate holding company, Voya Holdings; our principal insurance operating entities, VRIAC and RLI; and Voya IM, the parent company of the various entities through which we operate our Investment Management segment. We hold our interest in Voya IM through an intermediate subsidiary in which an affiliate of Allianz SE holds a 24% equity interest.

Recent Acquisition Transactions

AllianzGI

On July 25, 2022, we completed a series of transactions (the "AllianzGI Transaction") pursuant to a Combination Agreement dated as of June 13, 2022 (the "AllianzGI Agreement") with Voya IM, Allianz SE, a stock corporation organized and existing under the laws of the European Union and the Federal Republic of Germany ("Allianz"), AllianzGI, a Delaware limited liability company and an indirect subsidiary of Allianz, and VIM Holdings LLC, a newly formed Delaware limited liability company ("VIM Holdings"), pursuant to which the parties combined Voya IM with assets and teams comprising specified strategies previously managed by AllianzGI. Following the transaction, we hold, indirectly, a 76% interest in VIM Holdings and operate the business, while Allianz holds, indirectly, the remaining 24%. The transaction increased Voya IM's AUM by approximately 40% as well as Voya IM's international scale and distribution, and added investment strategies that help us meet the needs of a larger and more global client base.

For further details, refer to the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Benefitfocus

On January 24, 2023, we completed the acquisition of Benefitfocus, an industry-leading benefits administration technology company, that serves U.S. employers, health plans and brokers for a total purchase consideration of $595 million. Benefitfocus helps organizations simplify the complexity of benefits administration. Benefitfocus solutions have a personalized user-friendly interface designed for people to choose and access a broad line-up of workplace benefits. As a result of the acquisition, we reach approximately 12.2 million subscription employees across employer and health plan clients.

For further details, refer to the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

OUR BUSINESSES

Workplace Solutions

Our Workplace Solutions business comprises our Wealth Solutions and Health Solutions segments.

Wealth Solutions

Our Wealth Solutions segment provides retirement plan solutions and administration technology and services to employers. These products and services include full-service and recordkeeping-only defined contribution plan administration; stable value and fixed general account investment products; non-qualified plan administration; and tools, guidance, and services to promote the financial well-being and retirement security of employees. We also provide individual retirement accounts and financial guidance and advisory services that enable us to deepen relationships with our retirement plan participants. Wealth Solutions has a combined $544.3 billion of AUM and AUA as of December 31, 2023 (after asset eliminations respective to each business line and including retail assets under advisement), of which $73.3 billion were in proprietary assets.

Our Retirement Plans business serves corporations of all sizes, public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations and state and local governments. Our Retirement Plans business is diversified across economic sectors, market segments and plan sizes, and provides services to U.S. employers covering approximately 7 million plan participants as of December 31, 2023.

Our Wealth Management business offers planning and advisory services through protection and investment products to help individuals plan, protect and invest to and through retirement. Products and services are provided through Voya's registered investment advisor and broker-dealer, Voya Financial Advisors ("VFA").

Our Wealth Solutions segment earns revenue from a diverse and complementary business mix, primarily fee income from asset based and participant based administrative, recordkeeping and advisory fees as well as investment income on our general account assets and other funds. Because a significant portion of our revenues are tied to account values, our profitability is determined in part by the amount of assets we have under management, administration or advisement, which in turn depends on sales volumes to new and existing clients, net deposits from retirement plan participants, and changes in the market value of account assets. Our profitability also depends on the difference between the investment income we earn on our general account assets, or our portfolio yield, and crediting rates on client accounts. Wealth Solutions generated Adjusted operating earnings before income taxes of $632 million for the year ended December 31, 2023. Our Investment Management segment also earns market-based fees from the management of the general account and mutual fund assets supporting the Retirement Plans business and certain Wealth Management products and advisory solutions.

Retirement Plans

Products and Services

Full-Service. Full-service retirement products provide plan sponsors with options that meet their needs for both administrative and investment services, which include recordkeeping and plan administration support, tailored participant communications and education programs, supportive digital capabilities for intermediaries, sponsors and plan participants (plus mobile capabilities for participants), trustee services and institutional and retail investments. Offerings include products for defined contribution plans for tax-advantaged retirement savings, as well as non-qualified executive benefit plans and employer stock option plans. Plan sponsors may select from a variety of investment structures and products, such as general account, separate account, mutual funds, stable value or collective investment trusts and a variety of underlying asset types (including their own employer stock, socially responsible funds, and a private equity option within non-qualified executive plans). A broad selection of funds is available for our products in all asset categories from over 200 fund families, including the Voya family of mutual funds managed by Voya IM. An open architecture investment platform (which offers most funds for which trades are cleared through the National Securities Clearing Corporation) is also available in certain products for larger full-service plans. Our full-service retirement plan offerings are supported by financial guidance and personalized participant investment advisory services offered through our Wealth Management business or through a third party.

Recordkeeping. Recordkeeping service products provide recordkeeping and plan administration support alongside a fully open architecture investment platform that employers can use to customize their plan's investment menu. These products are offered to a sponsor base that includes multi/pooled employer plans, mid, large and mega-sized corporations and state and local governments. Our recordkeeping retirement plan offerings are supported by participant communications and education programs, digital capabilities for intermediaries, sponsors and plan participants (plus mobile capabilities for participants), as well as financial guidance and personalized and objective participant investment advisory services offered through our Wealth Management business and Voya Retirement Advisors (our registered investment advisor group serving in-plan participants with the in-plan advisory services program).

Stable Value. Stable value investment options may be offered within our full service institutional plans, or as investment-only options within our recordkeeping services plans or within other vendor plans. Our product offering includes both separate account guaranteed investment contracts ("GICs") and synthetic GICs managed by either proprietary or outside investment managers.

The following chart presents our Retirement Plans product/service models and corresponding AUM and AUA, key markets in which we compete, primary defined contribution plan Internal Revenue Code sections and core products offered for each market segment.

Product/ Service Model	AUM/AUA (As of December 31, 2023)	Key Market Segments/ Product Lines	Primary Internal Revenue Code Section	Core Products*
Full Service Plans	$185.4 billion**	Small-Mid Corporate	401(k)	Voya MAP Select, Voya Framework
		K-12 Education	403(b)	Voya Custom Choice II, Voya Retirement Choice II, Voya Framework
		Higher Education	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
		Healthcare & Other Non-Profits	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
		Government (Local & State)	457	RetireFlex-SA, RetireFlex-MF, Voya Health Reserve Account, Voya Framework
Recordkeeping Business	$298.1 billion	Mid-Large Corporate	401(k)	***
		Government (Local & State)	457	***
Non Qualified Business	****	All Markets	409A	****
Stable Value/Other	$40.1 billion*****	All Markets	All tax codes	Separate Account and Synthetic GICs
* Core products actively being sold.
** Includes a small block of assets associated with legacy K-12 Education market products, primarily fixed annuities, issued by RLI. Voya no longer manufactures RLI products for distribution by sales agents licensed with RLI.
*** Offerings include administration services and investment options such as mutual funds, commingled trusts and separate accounts.
****Various solutions across tax codes are record-kept and accompanied by specialized administration services, consultative plan design and financing strategies, flexible funding options and tailored participant services. We have approximately $5.6 billion of total assets and liabilities in non-qualified business both within our Full Service and Recordkeeping segments and with clients using only our non-qualified solutions.
*****Reflects total Stable Value assets in Voya Stable Value products, including those within our recordkeeping plans reported in the Recordkeeping business line above.

Our Voya Framework product can be sold in both full service corporate and tax-exempt markets. It is a mutual fund program offered to fund qualified retirement plans, and it gives plan advisors and third party administrators who work with us a uniform and consistent product experience across multiple plan markets. Voya Framework is distinguished by its flexible recordkeeping platform and contains over 300 funds from well-known fund families for smaller plans or can be provided as an open architecture investment platform for larger plans (which offers most funds for which trades are cleared through the National Securities Clearing Corporation). This product also includes our general account and various stable value solutions as investment options.

In addition to Voya Framework, we offer products customized to the full service corporate and tax-exempt markets.

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

For plans in the full service tax-exempt market, we offer a variety of products including:

•Voya Retirement Choice II and RetireFlex-MF, mutual fund products providing flexible funding vehicles and are designed to provide a diversified menu of mutual funds in addition to a guaranteed option (available through a group fixed annuity contract or stable value product).

•Voya Retirement Plus II and Voya Custom Choice II, registered group annuity products featuring variable investment options held in a variable annuity separate account and a fixed investment option held in the general account.

•RetireFlex-SA, an unregistered group annuity product featuring variable investment options held in a variable annuity separate account and a guaranteed option (available through a group fixed annuity contract or stable value product).

Additional products and services are available through our Voya Cares® program, which serves aging people and people with special needs and disabilities, as well as their families and caregivers. Digital capabilities power our market-leading customer experience for employers and employees alike, including through our MyVoyage mobile application, which provides a comprehensive guidance tool for employees to see their entire financial picture and engage with their workplace benefits and savings.

Markets and Distribution

Our Retirement Plans business serves two primary markets: Corporate and Tax Exempt.

Market		Employee Size	Asset Range	Typical Customer Solutions
Corporate Markets	Small Market	<1,000	$0-$50 million
•Full service retirement plans
•Retirement plan recordkeeping services
•Investment options, including stable value solutions
•Executive benefit plans
•Health account services
•Financial wellness, guidance and advice services to individuals

	Mid-Market	1,000-10,000	$50-$250 million
	Large Market	>10,000	>$250 million
Tax-Exempt Markets	Education Market	All sizes	All sizes
	Healthcare/Other Non-Profits Market	All sizes	All sizes
	Government Market	All sizes	All sizes

Our Retirement Plans are distributed nationally through multiple unaffiliated channels supported by our employee wholesale field force and dedicated sales teams and through other affiliated distribution such as our broker-dealer and investment advisor, VFA. We offer localized support to distribution partners and their clients during and after the sales process as well as a broad selection of investment options with flexibility of choice and comprehensive fiduciary solutions to help their clients meet or exceed plan guidelines and responsibilities.

Channel		Distribution Activities
Unaffiliated Distribution	Independent Sales Agents
•Over 2,600 sales agents
•Primarily sell fixed annuity products from multiple vendors in the education market
•Representatives focus on increasing participant enrollments and deferral amounts in existing K-12 education segment plans

Brokers and Advisors
•Over 12,000 wirehouse and independent regional and local brokers, specialty retirement plan advisors plus registered investment advisors
•Primarily distribute to the small-mid corporate market, as well as education, healthcare and government markets
•Typically present plan options from multiple vendors
•Assist with enrollment and education

Third Party Administrators ("TPAs")
•Over 1,000 TPAs
•Primarily sell products to our small-mid corporate markets and select tax-exempt market plans
•Typically present plan options from multiple vendors
•Typically focus on providing plan services, but may initiate and complete the sales process
•Connecting point between our wholesale team and unaffiliated producers who seek references for determining which providers to recommend

Affiliated Distribution	Voya Financial Advisors ("VFA")
•Approximately 450 VFA field and phone-based financial professionals
•Sell workplace retirement plans
•Support plan participants with enrollment, education, advice and guidance services
•Field-based representatives focus on enrollment and contribution activities within our education, healthcare and government market workplace retirement plans
•Phone-based representatives focus on education, guidance and rollover support services to workplace retirement plan participants

	Wholesale Field Force	•Locally based wholesalers •Focus on expanding and strengthening relationships with unaffiliated distribution partners and TPAs who sell and service workplace retirement plan offerings
Dedicated Voya Sales Teams
•Our employee sales teams work with over 200 different pension specialty consulting firms, including national aggregators with both affiliated and unaffiliated firm-level business models that represent employers in corporate and tax-exempt markets seeking large-mega retirement plans, stable value solutions and non-qualified executive compensation offerings
•Our sales teams focus on close collaboration with these firms as their continued growth expands our distribution reach through the consultant marketplace

Competition

Our Retirement Plans business competes with other large, well-established insurance companies, asset managers, record keepers and diversified financial institutions. The business competes on the value we deliver to help guide individuals to greater financial wellness through competitively priced products, tools and services provided through the workplace. Our full-service business also competes on the breadth of our service and investment offerings, technical and regulatory expertise, industry experience, local enrollment and education support, investment flexibility and our ability to offer industry tailored product features to meet the financial wellness and retirement income needs of our clients. We have seen industry concentration in the large plan recordkeeping business, as providers seek to increase scale, improve cost efficiencies and enter new market segments. We emphasize our strong sponsor relationships, flexible value-added services, ability to support the most complex of plans to match client needs, and technical and regulatory expertise as our competitive strengths. Additionally, we compete with our broad suite of products and financial wellness tools and services, including our innovative and robust digital and mobile capabilities, to help employers support the retirement preparedness and financial needs of their employees. Our long standing experience in the retirement market and strong stable value expertise allow us to effectively compete against existing and new providers. The following chart presents a summary of the current competitive landscape where we offer our Workplace Retirement Plans and stable value solutions:

Market/Product Segment	Competitive Landscape	Select Competitors
Small-Mid Corporate	Primary competitors are mutual fund companies and insurance-based providers with third-party administration and relationships	Fidelity Empower
K-12 Education	Primary competitors are insurance-based providers that focus on school districts across the nation	Equitable Corebridge
Higher Education	Competitors are 403(b) plan providers, asset managers and some insurance-based providers	TIAA Fidelity
Healthcare & Other Non-Profits	Competition varies across 403(b) plan providers, asset managers and some insurance-based providers	Fidelity TIAA
Government	Competitors are primarily insurance-based providers, but also include asset managers and 457 providers	Empower Nationwide
Mid-Large Corporate Recordkeeping	Competitors are primarily asset managers and business consulting services firms, but also include payroll firms and insurance-based providers	Fidelity Empower
Stable Value	Competitors are primarily select insurance companies who are also dedicated to the Stable value market, but also include certain banking institutions	Prudential MetLife

Wealth Management

Products and Services

Our Wealth Management business offers a variety of investments and protection products, along with advice and guidance delivered to individuals through field-based advisory representatives and home office phone-based representatives. Our current investment solutions include a variety of mutual fund custodial IRA products, managed accounts and advisory programs, and brokerage accounts. The IRA products include certain tax-qualified mutual fund custodial products that were retained from the Annuities business we divested in 2018, which are also sold by our employee wholesale team that works directly with affiliated and unaffiliated brokers and advisers who sell individual retirement accounts to individuals or small businesses.

We use our Wealth Management business to deepen our long-term relationships with the approximately 7 million defined contribution plan participants on our retirement platform. We believe that our ability to offer an integrated approach to an individual customer’s entire financial picture, while saving for or living in retirement, presents a compelling reason for participants to partner with us as their principal investment and retirement plan provider. Through our broad range of advisory programs, our financial advisers are provided with a wide set of solutions for building their clients' investment portfolios, including stocks, bonds and mutual funds, as well as managed accounts.

Markets and Distribution

Wealth Management products and advisory services are primarily sold to individuals through representatives licensed through VFA, our broker-dealer and investment advisor. VFA representatives help provide cohesiveness between our Retirement Plans and Wealth Management businesses and are grouped into two primary categories: field-based and home office phone-based representatives. Field-based representatives are registered sales and investment advisory representatives that drive both fee-based and commissioned sales. They provide face-to-face interaction with individuals seeking retail investment products (e.g., IRA products) as well as planning and advisory solutions. Home office phone-based representatives focus on assisting participants in our workplace retirement plans, primarily for our larger recordkeeping plans, with rollover products and advisory services. They also provide financial advice that helps customers transition through life stage and job-related changes. Our custodial mutual fund IRA product is also sold to individuals by unaffiliated brokers and advisors.

Competition

Our Wealth Management advisory services and product solutions compete for rollover and other asset consolidation opportunities against integrated financial services companies and independent broker-dealers who also offer individual retirement products, all of which currently have more market share than insurance-based providers in this space. Primary competitors to our Wealth Management business include LPL, SagePoint Financial, Kestra, Waddell & Reed, Securities America and Commonwealth.

Health Solutions

Our Health Solutions segment provides worksite employee benefits, Health Account Solutions (Health Savings Account ("HSA")/Flexible Spending Account ("FSA")/Health Reimbursement Arrangements ("HRA") and COBRA administration), leave management, financial wellness and decision support products and services to mid-size and large corporate employers and professional associations. In addition, our Health Solutions segment serves the employer market by providing stop-loss coverage to employer plan sponsors that self-fund their pharmaceutical and medical benefits plans. Our Health Solutions segment is among the largest writers of stop-loss coverage in the U.S., currently ranking fourth among third-party carriers on a premium basis with approximately $1.5 billion of in-force premiums. We also rank fifth in our supplemental health benefits markets offering and are a top 15 provider of group life insurance.

Since January 2023, our Health Solutions segment has also provided benefits and plan administration services to employers and health plans through our Benefitfocus business. Benefitfocus provides market-leading benefits enrollment and administration services to employers and plan enrollment services to health plans. Benefitfocus also provides a benefits marketplace through which employees can select and enroll in voluntary benefits offered by their employers. Our Benefitfocus platform is open-architecture and product-agnostic, enrolling and administering benefits from a variety of third-party carriers.

As of December 31, 2023, Health Solutions total in-force premiums and fees were $3.3 billion.

The Health Solutions segment generates revenue from premiums and fees, investment income, mortality and morbidity income and policy and other charges. Underwriting income comprises the majority of revenues in this segment and derives from the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop loss and voluntary benefits. Fee income is generated from margin on expenses for services provided on benefits administration, leave management, HSA/FSA/HRA and COBRA administration and proprietary decision support tools. Investment income is driven by the spread between investment yields and credited rates (the interest and income that is credited to the policies) to policyholders on voluntary universal life, whole life products, and HSA invested assets. Our Health Solutions segment generated adjusted operating earnings before income taxes of $315 million for the year ended December 31, 2023.

We also provide decision support tools through the Benefitfocus enrollment platform and through our MyVoyage mobile application, which provides a comprehensive guidance tool for employees to see their entire financial picture and engage with their workplace benefits and savings. We support employers by taking on the administrative burden of benefits enrollment and administration, leave management, COBRA administration and other obligations with simplified billing, medical claims integration and by offering stop-loss coverage.

Products and Services

Stop Loss. Our stop-loss insurance provides coverage for mid-sized to large employers that self-insure their medical claims. These employers provide a health plan to their employees and generally pay all plan-related claims and administrative expenses. Our stop-loss product helps these employers contain their health expenses by reimbursing specified claim amounts above certain deductibles and by reimbursing claims that exceed a specified limit. We offer this product through individual stop-loss insurance and aggregate stop-loss insurance, which are both re-priced and renewable annually. The primary difference between these two types of protection is a varying deductible.

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

Benefits Administration. Through Benefitfocus, we offer benefits administration services to employers and health plan enrollment services to health plan clients. Employers receive an online benefits enrollment experience for their employees, along with telephone-based enrollment support, and the associated billing and administration services. We also offer a benefits marketplace through which employees can elect to enroll in voluntary benefits selected by their employers. For health plans, we offer a software based solution through which members enroll directly in a plan. Our Benefitplace benefits enrollment platform provides a market-leading benefits enrollment experience, with decision support that uses the same advanced analytics as our MyVoyage mobile application to provide participants with a unique ability to look across their workplace benefits and savings for comprehensive guidance on the best use of their benefits spending.

Health Account Solutions. This product line involves the sale of health savings accounts, flexible spending accounts and health reimbursement arrangements, commuter and dependent care benefits, COBRA administration and direct billing services.

Financial Wellness and Decision Support. With our MyVoyage mobile application, we offer a distinctive guidance tool that assists employees and their dependents to make more informed decisions in making enrollment decisions that span medical coverage, dental insurance, vision, HSA, FSA, retirement contributions and emergency savings. Premiums associated with Financial Wellness and Decision Support are included within Health Account Solutions.

The following chart presents the key Health Solutions products we offer, along with annualized in-force premiums and fees for each product:

($ in millions)	Annualized In-Force Premiums and Fees
Health Solutions Products	Year Ended December 31, 2023
Stop Loss	$1,500
Group Life	636
Group Disability	268
Voluntary and Other	926

Markets and Distribution

Our Health Solutions segment works primarily with national and regional benefits consultants, brokers, TPAs, enrollment firms and technology partners. Our tenured distribution organization provides local sales and account management support to offer customized solutions to mid-sized to large employers backed by a national accounts team.

Competition

The stop-loss insurance market is mature. Due to the large number of participants in this segment, price and claim servicing are important competitive drivers. Our principal competitors include Sun Life, Tokio Marine HCC (formerly Houston Casualty) and Symetra.

The group life market is the most mature of our market segments and most often sold alongside disability where competitive drivers for both are price, claim servicing, and additional administrative capabilities (such as leave management). Our principal competitors include MetLife, New York Life and Unum.

The supplemental benefits market is growing rapidly and we compete on price, claim servicing and product innovation with our principal competitors being Cigna, Aetna, Aflac, MetLife and Unum.

In benefits administration, competitive factors include price, the quality and breadth of the service offering, and the availability of existing clients who will act as references for potential new clients. Because the selection of a benefits administration provider involves a significant commitment on the part of the employer client, sales cycles tend to be long. Our principal competitors include Alight, Businesssolver and BSwift.

In Health Account Solutions, price and administrative capabilities are among the most important competitive factors. This market continues to grow at a rapid pace, and includes HSAs, FSAs, COBRA administration, and billing services. Our principal competitors in this market are Health Equity, Optum (part of UnitedHealthcare), Fidelity and HSA Bank (part of Webster Bank).

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

Stop-loss insurance pricing reflects the risk characteristics and claims experience for each employer group. The product is annually renewable and the underwriting information is reviewed annually as a result. The key pricing and underwriting criteria are medical cost trends, morbidity assumptions, the employer group’s demographic composition, the industry, geographic location, plan design and prior claims experience. Pricing in the stop-loss insurance market is generally cyclical.

Reinsurance

Our Health Solutions reinsurance strategy seeks to limit our exposure to any one individual which helps limit and control risk. Group Life, which includes Accidental Death and Dismemberment, cedes the excess over $750,000 of each coverage to a reinsurer. Group Long Term Disability cedes substantially all of the risk and the claims servicing, to a TPA and reinsurer. As of January 1, 2023, Stop Loss has a reinsurance program that limits our exposure on any one specific claim to $5.0 million, with aggregate stop-loss reinsurance that limits our exposure to $5.0 million over the Policyholder's Aggregate Excess Retention. For policies issued in 2022 and 2021, the limits on any one specific claim are $5.0 million and $4.5 million, respectively, and there is aggregate stop-loss reinsurance limiting our exposure to $5.0 million and $4.5 million, respectively, over the Policyholders Aggregate Excess Retention. See Quantitative and Qualitative Disclosures About Market Risk—Risk Management in Part II, Item 7A. of this Annual Report on Form 10-K. We also use an annually renewable reinsurance transaction which lowers required capital of the Health Solutions segment.

Investment Management

With global distribution capabilities, we offer domestic and international fixed income, equity, alternatives and multi-asset products and solutions across market sectors and investment styles through our actively managed, full-service investment management business. As of December 31, 2023, our Investment Management segment managed $259 billion for third-party institutional and individual investors (including third-party variable annuity-sourced assets), $28 billion in separate account assets for our other businesses and $36 billion in general account assets. We also offer a range of privates and alternative asset solutions across fixed income and alternative investment products with AUM of $95 billion for such privates and alternatives products as of December 31, 2023.

On July 25, 2022, we completed the AllianzGI Transaction, pursuant to which we acquired assets and investment teams comprising specified strategies previously managed by AllianzGI. The AllianzGI Transaction has increased Investment Management's international scale and distribution and provided us with new investment strategies that help us meet the needs of a larger and more global client base. As a result of the AllianzGI Transaction, we hold a 76% equity interest in Voya IM, and an affiliate of Allianz, the global parent of AllianzGI, holds the other 24%.

We aim to provide positive investment results that are repeatable and consistent, and deliver research-driven, risk-adjusted, client-oriented investment strategies and solutions and advisory services across asset classes, geographies and investment styles. Investment Management is committed to meeting increasing demands of clients, shareholders and stakeholders with respect to environmental, social and governance ("ESG") investment considerations while continuing to focus upon our adaptive, research-driven investment practices. In evaluating existing and potential investments, we expect to typically take into account ESG factors to determine whether one or more factors may have a material effect, with the goal of meeting our clients' investment objectives.

Through our institutional distribution channel and our Workplace Solutions business, we serve a variety of institutional clients, including public, corporate and multiemployer defined benefit and defined contribution retirement plans, endowments and foundations, and insurance companies. We are a market leader in providing third-party general account management services to insurance companies, with a focus on public and private fixed income asset strategies, and a client service model adapted for the particular needs of insurance company clients. We also serve individual investors by offering our mutual funds, separately managed accounts, and private and alternative funds through an intermediary-focused distribution platform or through affiliate and third-party retirement platforms. Our scaled and growing international retail business is conducted through sub-advisory agreements with investment vehicles sponsored by affiliates of AllianzGI and distributed in Europe and Asia.

Investment Management’s primary source of revenue is management fees collected on the assets we manage. These fees are typically based on a percentage of AUM. In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on AUM exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform and distributed primarily by our Wealth Solutions segment. Investment Management also receives fees as the primary investment manager of our general account, which is managed on a market-based pricing basis. Finally, Investment Management generates revenues from a portfolio of seed capital investments in private equity, Collateralized Loan Obligations ("CLOs") and various funds. Excluding Allianz's non-controlling interest, Investment Management generated adjusted operating earnings before income taxes of $177 million for the year ended December 31, 2023.

Products and Services

Investment Management delivers products and services that are manufactured through our traditional, private asset and alternative investment capabilities. The traditional platforms are fixed income, equities and multi-asset strategies and solutions ("MASS"). Our private asset and alternative capabilities include investment strategies such as private equity, private credit (investment grade and high yield), commercial mortgage loans, mortgage derivatives, leveraged credit and CLOs. The onboarding of former AllianzGI investment strategies has increased our product offering across thematic and fundamental equity and added multi-asset fund offerings.

Fixed Income. Investment Management’s fixed income platform manages assets for domestic and international institutional investors, retail investors and our general account. As of December 31, 2023, there was $214.1 billion in AUM on the fixed income platform, of which $34.7 billion were general account assets. Through the fixed income platform, clients have access to public fixed income strategies including money market funds, investment-grade corporate debt, government bonds, residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), asset-backed securities ("ABS"), and high yield bonds. Our private fixed income capabilities include private placements, middle market private debt and syndicated debt instruments, leveraged credit, structured products (e.g., CLOs), commercial mortgages and preferred securities. Each sector within the platform is managed by seasoned investment professionals supported by significant credit, quantitative and macro research and risk management capabilities.

Equities. The equities platform is a multi-cap and multi-style research-driven platform comprising thematic, fundamental and quantitative equity strategies for institutional and retail investors. As of December 31, 2023, there were $91.6 billion in AUM on the equities platform covering both domestic and international markets. Our fundamental equity capabilities are bottom-up and research driven, and cover growth, value, and core strategies in the large, mid and small cap spaces. The AllianzGI Transaction added thematic and fundamental equity capabilities. Our quantitative equity capabilities are used to create quantitative and enhanced indexed strategies, support other fundamental equity analysis, and create extension products.

Alternatives. Investment Management’s largest alternatives platform is Pomona Capital. Pomona Capital specializes in investing in private equity funds: by purchasing secondary interests in existing partnerships; investing in new partnerships; and co-investing alongside buyout funds in individual companies. As of December 31, 2023, Pomona Capital managed assets totaling $11 billion across a suite of limited partnerships and the Pomona Investment Fund, a registered investment fund available to accredited investors. In addition, Investment Management's alternatives platform includes privately-placed open-end and closed-end funds, the underlying strategies of which leverage our core private credit and mortgage loan investment capabilities. As of December 31, 2023, there were $16 billion in alternatives AUM.

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

The following table presents asset and net flow data, broken out by Investment Management’s five investment platforms as well as by major client segment:

	AUM		Net Flows
	As of		Year Ended
	December 31, 2023		December 31, 2023
	($ in billions)		($ in millions)
Investment Platform
Fixed income - Public	$135.2		$(5,100.4)
Fixed income - Privates	78.9		(1,451.2)
Equities	91.6		(7,859.8)
Alternatives	16.0		406.0
Total	$321.7	*	$(14,005.4)
MASS*	36.4		857.4

Client Segment
Retail	$138.2		$1,474.2
Institutional	148.7		(15,479.5)
General Account	34.7		N/A
Total	$321.7		$(14,005.3)
Divested Businesses **	30.0		(2,057.8)
*    $24.8 billion of MASS assets are included in the fixed income, equity and alternatives AUM categories presented above. The balance of MASS assets, $11.5 billion, is managed by third parties and we earn only a modest, market-rate fee on the assets. MASS Net Flows includes flows for both AUM and assets managed by third parties.
**    Upon closing of the Individual Life Transaction on January 4, 2021, $26 billion of assets (measured on a market value basis) moved from the general account to external client assets, which are managed by Voya IM as investment manager. Under the terms of the Transaction, Voya IM's mandate covers approximately 80% of these assets for a minimum term of two years following the closing of the Individual Life Transaction, grading down to at least approximately 30% by the sixth year.
N/A - Not applicable

Markets and Distribution

We serve our institutional clients through a dedicated sales and service platform domestically and internationally. Our strategic distribution partnership with AllianzGI significantly enhances our distribution reach globally. We serve individual investors through an intermediary-focused distribution platform, consisting of business development and wholesale forces that partner with banks, broker-dealers and independent financial advisers, as well as our affiliate and third-party retirement platforms.

With the exception of Pomona Capital and certain structured products, the different products and strategies associated with our investment platforms are distributed and serviced by these Retail and Institutional client-focused segments as follows:

•Retail client segment: This segment consists of registered open- and closed-end funds and Separately Managed Accounts through affiliate and third-party distribution platforms, including warehouses, brokerage firms, registered investment advisors, banks, trust companies and independent and regional broker-dealers. Our international retail business is carried out through sub-advisory arrangements with UCITS vehicles and other pooled investment vehicles sponsored and distributed by AllianzGI. As of December 31, 2023, total AUM from these channels was $138.2 billion, including $15 billion of AUM managed on behalf of divested businesses.

•Institutional client segment: This segment consists of individual and pooled accounts, targeting defined benefit, defined contribution recordkeeping and retirement plans, Taft Hartley plans and endowments and foundations. As of December 31, 2023, Investment Management had 357 institutional clients, representing $148.7 billion of AUM primarily in separately managed accounts and collective investment trusts.

Competition

Investment Management competes with a wide array of asset managers and institutions in the highly fragmented U.S. and global investment management industry. In our key market segments, Investment Management competes on the basis of, among other things, investment performance, investment philosophy and process, product features and structure and client service. Our principal competitors include insurance-owned asset managers such as Principal Global Investors (Principal Financial Group), Prudential and Ameriprise and bank-owned asset managers such as "pure-play" asset managers including Invesco, T. Rowe Price, Franklin Templeton, Janus Henderson and Virtus Investment Partners.

Human Capital Resources

Voya's human capital strategy strives to recruit the best talent to deliver exceptional service to, and meet the evolving needs of, our diverse customer base. We believe that attracting and retaining a high-performing and diverse workforce, as well as building an inclusive culture, are essential to effectively serving our customers and fulfilling Voya's purpose of fighting together for everyone's opportunity for a better financial future. We also prioritize building connections between our employees and their communities through support of employee volunteerism and giving.

As of December 31, 2023, we had approximately 9,000 employees, 80% of whom are U.S.-based and 20% of whom are India-based. Our primary office locations are in New York, NY; Windsor, CT; Minneapolis, MN; Atlanta, GA; Braintree MA; Scottsdale, AZ; San Francisco, CA, San Diego, CA and Bangalore, India. Approximately 85.5% of our U.S.-based workforce is fully remote, approximately 13.5% is hybrid (working in an office location for part of their time) and approximately 1% are office-essential workers.

Our acquisition of Benefitfocus on January 24, 2023 increased our employee base by approximately 1,100 employees, 50% of whom are based in the Charleston, SC region, where we acquired an additional office facility.

Talent Management & Development

Voya is committed to developing employees through robust learning programs. Our talent management strategy focuses on our talent review process, leadership development, succession planning, mentoring programs, performance management process, coaching and feedback. Voya's Learning Center offers training and tools to help employees develop as they advance their careers, including through transitions into different roles within Voya. Voya's Career Hub offers mentoring, networking, and the ability to create development plans or participate in short-term projects.

Total Rewards

Voya offers market-competitive and equitable compensation and benefits in order to attract, retain, and motivate a talented and diverse workforce. Our Total Rewards offering is made up of direct compensation (base salary, annual and/or long-term incentives), company-sponsored benefits (retirement savings, health and welfare plans, paid time off, and work-life balance programs) and development opportunities.

REGULATION

Our operations and businesses are subject to a significant number of Federal and state laws, regulations, and administrative determinations. Following is a description of certain legal and regulatory frameworks to which we or our subsidiaries are or may be subject.

Voya Financial, Inc. is the holding company for all of our business operations, which we conduct through our subsidiaries. Voya Financial, Inc. is not licensed as an insurer, investment advisor, trust company or broker-dealer but, because we own regulated insurers, we are subject to regulation as an insurance holding company.

Insurance Regulation

We have three U.S. insurance subsidiaries – VRIAC, RLI and Reliastar of New York, which are domiciled in Connecticut, Minnesota and New York, respectively. These are collectively referred to as "our insurance subsidiaries" and VRIAC and RLI are referred to as our "Principal Insurance Subsidiaries" in this Annual Report on Form 10-K for purposes of discussions of U.S. insurance regulatory matters.

Our insurance subsidiaries are subject to comprehensive regulation and supervision under U.S. state and federal laws. Each U.S. state, the District of Columbia and U.S. territories and possessions have insurance laws that apply to companies licensed to conduct insurance business in the jurisdiction. However, the primary regulator of an insurance company is its state of domicile. Each of our insurance subsidiaries is licensed and regulated in each state in which it conducts insurance business.

State insurance laws and regulations grant insurance regulators broad regulatory and administrative powers with respect to all aspects of the insurance business. State regulators enforce the requirements of insurance laws and regulations through periodic market conduct examinations and other examinations.

State insurance laws and regulations require our insurance subsidiaries to file financial statements with state insurance regulators everywhere they are licensed and the operations of our insurance subsidiaries and accounts are subject to examination by those regulators at any time. Our insurance subsidiaries prepare statutory financial statements in accordance with accounting practices and procedures developed by regulators to monitor and regulate the solvency of insurance companies and their ability to pay current and future policyholder obligations. The National Association of Insurance Commissioners ("NAIC") has approved these uniform statutory accounting principles which have in turn been adopted, in some cases with minor modifications, by all state insurance regulators.

Our insurance subsidiaries are subject to periodic financial examinations and other inquiries and investigations by their respective domiciliary state insurance regulators and other state law enforcement agencies and attorneys general.

Insurance Holding Company Regulation

Voya Financial, Inc. and our insurance subsidiaries are subject to the insurance holding company laws of the states in which such insurance subsidiaries are domiciled. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance regulator in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system.

Affiliate Transactions. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing the material transaction.

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

NAIC Regulations. The NAIC insurance holding company model act and regulations, versions of which have been adopted by our insurance subsidiaries' domicile states, include a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an "enterprise risk report" that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole.

In addition, the NAIC's Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act, which has been adopted by our insurance subsidiaries' domicile states, requires that insurers maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer's material risks in normal and stressed environments. In accordance with statutory requirements, Voya regularly prepares and submits ORSA summary reports. Several of our insurance subsidiary domiciliary regulators have adopted the Corporate Governance Annual Filing Model Act, which requires insurers, including Voya, to make an annual confidential filing regarding their corporate governance policies.

Dividend Payment Restrictions. As a holding company with no significant business operations of our own, we depend on dividends and other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of dividends and the payment of interest on, and repayment of principal of, our outstanding debt obligations. The states in which our insurance subsidiaries are domiciled impose certain restrictions on such subsidiaries’ ability to pay dividends to us. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends above these levels, or extraordinary dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend.

For a summary of ordinary dividends and extraordinary distributions paid by each of our insurance subsidiaries to Voya Financial, Inc. or Voya Holdings in 2022 and 2023, and a discussion of ordinary dividend capacity for 2024, see Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K.

Financial Regulation

Policy and Contract Reserve Sufficiency Analysis. Under the laws and regulations of their states of domicile, our insurance subsidiaries are required to conduct annual analyses of the sufficiency of their statutory reserves. Other jurisdictions in which these subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, are sufficient to meet the insurer’s contractual obligations and related expenses. If such an opinion cannot be rendered, the affected insurer must establish additional statutory reserves by moving funds from available statutory surplus. Our insurance subsidiaries submit these opinions annually to applicable insurance regulatory authorities.

Surplus and Capital Requirements. Insurance regulators have the discretionary authority, in connection with the ongoing licensing of our insurance subsidiaries, to limit or prohibit the ability of an insurer to issue new policies if, in the regulators' judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Insurance regulators may also limit the ability of an insurer to issue new life insurance policies and annuity contracts. We do not currently believe that the current or anticipated levels of statutory surplus of our insurance subsidiaries present a material risk that any such regulator would limit the amount of new policies that our insurance subsidiaries may issue.

Risk-Based Capital. The NAIC has adopted RBC requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, including the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use RBC requirements to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2023, the Total Adjusted Capital of each of our insurance subsidiaries exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

Bond Factors. In 2021, the NAIC adopted the Moody’s Analytics proposed revisions to the RBC C-1 factors for invested assets effective for the year-end 2021 RBC calculation. The revisions include expanding the current NAIC designations used in the RBC calculation from six bond structures to twenty. The new factors did not materially impact our RBC calculation. The NAIC is undertaking a second phase of this project to refine capital charges for structured securities.

Macroprudential Framework. Since 2017, the NAIC has been developing a macroprudential framework intended to: improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers and better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally. As part of this initiative, the NAIC has identified liquidity reporting and stress testing, resolution and recovery, capital stress testing, and counterparty exposure and concentration as areas of focus.

IRIS Tests. The NAIC has developed the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies requiring special attention or action. Our insurance subsidiaries annually submit data under IRIS to the NAIC and the NAIC analyzes this data using prescribed financial data ratios. A ratio falling outside the prescribed "usual range" is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range.

Regulators typically investigate or monitor an insurance company if its IRIS ratios fall outside the prescribed usual range for four or more of the ratios, but each state has the right to inquire about any ratios falling outside the usual range.

We do not anticipate regulatory action as a result of our 2023 IRIS ratio results.

Insurance Guaranty Associations. Each state has insurance guaranty association laws requiring insurance companies doing business in the state to participate in various types of guaranty associations or other arrangements. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. Typically, these associations levy assessments, up to prescribed limits, on member insurers based on of the member insurer’s proportionate share of the business in the relevant jurisdiction in the lines of business in which the impaired or insolvent insurer is engaged. Some jurisdictions permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years.

Securities Regulation Affecting Insurance Operations

Certain of our insurance subsidiaries sell group variable annuities and have sold variable life insurance that are registered with and regulated by the SEC as securities under the Securities Act of 1933, as amended (the "Securities Act"). These products are issued through separate accounts that are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and are regulated by state insurance law. Each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. Our mutual funds and, in certain states, our variable life insurance and variable annuity products, are subject to filing and other requirements under federal and state securities laws. Federal and state securities laws and regulations are primarily intended to protect investors and generally grant broad rulemaking and enforcement powers to regulatory agencies.

Federal Initiatives Affecting Insurance Operations

The U.S. federal government generally does not directly regulate the insurance business. Federal legislation and administrative policies in several areas can significantly affect insurance companies. These areas include federal pension and retirement plan regulation, financial services regulation, federal tax laws relating to life insurance companies and their products, the USA PATRIOT Act of 2001 (the "Patriot Act") requiring, among other things, the establishment of anti-money laundering monitoring programs, and federal healthcare laws that may affect supplemental or stop-loss insurance.

Regulation of Investment and Retirement Products and Services

Our investment, asset management and retirement products and services are subject to federal and state tax, securities, fiduciary (including the Employment Retirement Income Security Act ("ERISA")), insurance and other laws and regulations. The SEC, the Financial Industry Regulatory Authority ("FINRA"), the U.S. Commodities Futures Trading Commission ("CFTC"), state securities commissions, state banking and insurance departments, the Department of Labor ("DOL") and the Treasury Department are the principal regulators that regulate these products and services.

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

Department of Labor Rules Regarding Fiduciaries

In December 2020, the DOL adopted a revised interpretation to determine investment advice fiduciary status under Title I of ERISA, and a new prohibited transaction exemption (PTE 2020-02) that, subject to certain requirements, allows investment advice fiduciaries to receive compensation that might otherwise have been considered an ERISA prohibited transaction. In November 2023, the DOL proposed additional changes to the definition of investment advice fiduciary under ERISA and to PTE 2020-02 and a number of other class prohibited transaction exemptions. We do not believe that compliance with the proposed fiduciary interpretation or the proposed prohibited transaction exemptions will have a material impact on us. We anticipate that other state and federal regulators may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. If anticipated amendments to these rules render them more onerous than Regulation Best Interest ("Regulation BI") as further described in —Broker-Dealers and Investment Advisers, and existing or proposed DOL rules, or result in a conflict with Regulation BI or existing or proposed DOL rules, the impact on us could be more substantial.

SECURE 2.0 Act

On December 29, 2022, the SECURE 2.0 Act ("SECURE 2.0") was signed into law. SECURE 2.0 includes numerous provisions affecting retirement plans that: expand participant coverage; facilitate the establishment of retirement plans by smaller employers, the creation of emergency savings accounts, and opportunities for participants with student debt to begin building retirement savings; and simplify plan administration. These provisions are likely to have a significant effect on retirement plans and participants for the next several years due to their staggered effective dates, and will require numerous changes to retirement plan recordkeeping systems and processes. We continue to update our systems and processes to meet the obligations of SECURE 2.0 in our Wealth Solutions business, but do not expect such activities to have a material impact on us.

Broker-Dealers and Investment Advisers

Our securities operations, principally conducted by our SEC-registered broker-dealers, are subject to federal and state securities, commodities and related laws, and are regulated principally by the SEC, the CFTC, state securities authorities, FINRA, the Municipal Securities Rulemaking Board and similar authorities. Independent contractor representatives and employees registered or associated with any of our broker-dealer subsidiaries are subject to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and to regulation and examination by the SEC, FINRA and state securities commissioners. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, cease-and-desist orders or suspension, termination or limitation of the activities of the regulated entity or its associated persons.

Broker-dealers are subject to regulations that cover many aspects of the securities business, including, among other things, sales methods and trading practices, whether investments for individual customers are in their best interest, the use and safekeeping of customers’ funds and securities, capital adequacy, recordkeeping, financial reporting and the conduct of directors, officers and employees. The federal securities laws may also require, upon a change in control, re-approval by shareholders in registered investment companies of the investment advisory contracts governing management of those investment companies, including mutual funds included in annuity products. Investment advisory clients may also need to approve, or consent to, investment advisory agreements upon a change in control. In addition, broker-dealers are required to make certain monthly and annual filings with FINRA, including monthly FOCUS reports (which include, among other things, financial results and net capital calculations) and annual audited financial statements prepared in accordance with U.S. GAAP.

In June 2019, the SEC adopted Regulation BI. Among other things, Regulation BI applies a "best interest" standard to broker-dealers and their associated persons, including our retail broker-dealer, VFA, when they make securities investment recommendations to retail customers.

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

Some of our subsidiaries are registered as investment advisers under the Investment Advisers Act and provide advice to registered investment companies, including mutual funds used in our annuity products, as well as an array of other institutional and retail clients. The Investment Advisers Act and Investment Company Act may require that fund shareholders be asked to approve new investment advisory contracts with respect to those registered investment companies upon a change in control of a fund’s adviser. Likewise, the Investment Advisers Act may require that other clients consent to the continuance of the advisory contract upon a change in control of the adviser.

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

In August 2023, the SEC adopted the new "Private Fund Adviser" rule under the Investment Advisers Act, which imposes new disclosure and transparency obligations on advisors to private funds and prohibits advisors from granting preferential treatment to investors in private funds. A lawsuit was filed in September 2023 in the federal court of appeals challenging the validity and enforceability of this rule, which may impact or delay the implementation of the rule.

Employee Retirement Income Security Act Considerations

ERISA is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit-sharing plans and welfare plans, including health, life and disability plans. Among other things, ERISA imposes reporting and disclosure obligations, prescribes standards of conduct that apply to plan fiduciaries and disallows "prohibited transactions," such as conflict-of-interest transactions, self-dealing and certain transactions between a benefit plan and a party in interest without an approved exemption. ERISA also provides for a scheme of civil and criminal penalties and enforcement. Our insurance, investment management and retirement businesses provide services to employee benefit plans subject to ERISA, including services under specific contracts where we may act as an ERISA fiduciary. We are also subject to ERISA’s prohibited transaction rules for transactions with ERISA plans, which may affect our ability to, or the terms upon which we may, enter into transactions with those plans, even in businesses unrelated to those giving rise to party in interest status. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the DOL, the U.S. Internal Revenue Service ("IRS") and the U.S. Pension Benefit Guaranty Corporation ("PBGC").

Trust Activities Regulation

Voya Institutional Trust Company ("VITC") and Voya Investment Trust Co. ("VINTCO") are trust subsidiaries chartered by the Connecticut Department of Banking and subject to its regulation, supervision and examination. Neither entity is permitted to accept deposits (other than incidental to trust or custodial activities). VITC’s activities are primarily to serve as trustee or custodian for retirement plans, IRAs, HSAs and trust and custodial accounts used by employers to fund health reimbursement arrangements, and VINTCO's activities are primarily to serve as trustee for and manage various collective and common trust funds. VINTCO is also subject to state fiduciary duty laws, and the collective trust funds it manages are generally subject to ERISA.

Other Laws and Regulations

Cybersecurity Regulatory Activity

The NAIC, numerous state and federal regulatory bodies, and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed or enacted legislation and regulations, and issued guidance regarding cybersecurity standards and protocols. In addition, the SEC has promulgated more prescriptive investor disclosure rules regarding cybersecurity incidents, as well as cybersecurity risk management and governance.

Twenty-three states have adopted versions of the NAIC’s Insurance Data Security Model Law (the "Model Law"), and other states may adopt versions of the Model Law in the future. Such laws govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws and are designed to ensure that licensees of the Department of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. In February 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that is not based on the Model Law, that requires banks, insurance companies, and other financial services institutions regulated by the NYDFS, including certain of our subsidiaries, to establish and maintain a comprehensive cybersecurity program. NYDFS's Cybersecurity Requirements specifically provide for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses and business continuity and disaster recovery, including notice to the NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certification of regulatory compliance with the NYDFS. On November 1, 2023, the NYDFS adopted amendments to its cybersecurity regulations increasing mandatory controls and adding further cybersecurity requirements for larger companies.

Privacy Laws and Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection, use, and disclosure of customer information. In addition, we must comply with international privacy laws, regulations and directives concerning the cross-border transfer or use of employee and customer personal information. These laws, regulations and directives also:

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

Certain of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), along with its implementing regulations, which restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices, provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information and imposes requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines.

We are also subject to numerous state consumer privacy laws, including the California Consumer Privacy Act of 2018 ("CCPA"). The CCPA established a privacy framework for covered businesses that collect and process the personal information of California consumers. It includes a broad definition of personal information, affords California residents certain individual rights of access and deletion regarding their personal data, and limits the "sale" of such information, which is also broadly construed to include making personal information available to third parties for valuable consideration. The CCPA does not apply to data subject to the GLBA or the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). However, a breach of California consumers’ personal data, to the extent it involves data not covered by GLBA or HIPAA, may expose us to liability under the CCPA. The CCPA was further supplemented by the California Privacy Rights Act (the "CRPA"), approved by California voters in November 2020, which established the California Privacy Protection Agency, authorized to promulgate new data protection regulations.

Certain of our products and services are subject to HIPAA, which establishes privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity, availability, and privacy of protected health information. Benefitfocus, as a healthcare clearinghouse, is a "Covered Entity" directly subject to HIPAA’s Privacy, Security, and Breach Notification Rules. Additionally, we may be required to enter into a HIPAA Business Associate Agreement ("BAA") as a result of administering FSAs and HRAs on behalf of our customers, including Benefitfocus’ health plan customers, and in connection with the provision of certain services, such as medical claims integration. BAAs require us to safeguard protected health information and restrict how we may use and disclose such information.

More broadly, the General Data Protection Regulation ("GDPR") which regulates data protection for all individuals within the European Union ("EU"), including foreign companies processing data of EU residents, applies to our subsidiaries operating in the EU. The United Kingdom has also implemented the GDPR (the "U.K. GDPR"). The GDPR and the U.K. GDPR set out a number of requirements that must be complied with when handling the personal data of such EU and U.K.-based data subjects respectively including: the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be "forgotten" and rights to data portability; the principle of accountability and the obligation to make public notification of significant data breaches.

The Privacy Protections Working Group, formed by the NAIC in 2019 to review state insurance privacy protections regarding the collection, use and disclosure of information gathered in connection with insurance transactions, is currently drafting a new Privacy Protections Model Act.

Additionally, we may be subject to privacy-related regulatory obligations of third parties with which we do business. For example, our use of certain vendors outside of the U.S. to perform services on our platform could subject us to additional data protection regimes and increased risk of non-compliance.

Data Regulation

There are emerging federal and state regulations and legislation that address the use of big data and artificial intelligence, including machine learning in the business of insurance. President Biden issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, the NAIC issued a Model Bulletin regarding the Use of Artificial Intelligence Systems by Insurers, which is expected to be adopted by multiple states, and the state of Colorado issued regulations governing an insurance company's use of artificial intelligence. The regulations and legislation generally focus on companies developing a risk management framework to protect the privacy of individuals and protect them against discrimination.

Anti-Money Laundering, Sanctions, and Anti-Corruption Laws

The Patriot Act contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. Internal practices, procedures and controls are required to meet the obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies and share information with other financial institutions.

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

Climate change, and the need to develop regulatory tools to ensure that insurers are managing the potential financial risks, has come under scrutiny by state legislatures, federal regulators, the NAIC, state insurance regulators, such as the NYDFS, and other state regulatory agencies.

In 2020, the NAIC established a Climate and Resiliency Task Force to coordinate engagement on climate-related risk and resiliency issues. The Task Force has implemented the NAIC's annual Climate Risk Disclosure Survey and developed proposed enhancements to existing regulatory tools to address climate-related risks.

The NYDFS, in a "Circular Letter No. 15," dated September 22, 2020 and in "Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change," dated November 15, 2021, provided that all New York insurers should start integrating the consideration of the financial risks from climate change into their governance frameworks, business strategies, risk management processes and scenario analysis, and develop their approach to climate-related financial disclosure.

In October 2023, California’s governor signed into law climate disclosure and financial reporting legislation entitled the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act. These laws impose new reporting requirements on companies doing business in California that generate over $1 billion in gross annual revenue. The new laws require applicable companies to disclose Scope 1 and Scope 2 greenhouse gas ("GHG") emissions beginning in 2026 and Scope 3 GHG emissions in 2027. The laws also require applicable companies to submit biennial climate-related financial risk reports to the California Air Resources Board beginning in 2026. We are monitoring further guidance regarding implementation of the new laws but do not believe that the laws will have a material impact on our business and operations. The SEC has proposed similar disclosure rules for publicly reporting companies, which rules have not yet been finalized.

AVAILABLE INFORMATION

We file periodic and current reports, proxy statements and other information with the SEC, which may be obtained through the SEC's website (www.sec.gov).

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

Item 1A.     Risk Factors

We face a variety of risks that are substantial and inherent in our business, including market, liquidity, credit, operational, legal, regulatory and reputational risks. The following is a summary of the material factors that could adversely affect our business, sales, revenues, AUM, reputation, results of operations, liquidity, profitability or financial condition.

•Global Market Risks
◦Conditions in the global capital markets, the economy and geopolitical events.
◦The level of interest rates and in particular a period of rapidly increasing interest rates or a recurrence of a low interest rate environment.
◦Unfavorable developments in interest rates, credit spreads and policyholder behavior related to our stable value products.
◦The adequacy of our risk management policies and procedures, including hedging programs.
•Liquidity, Credit and Investment Risks
◦A downgrade or potential downgrade in our financial strength or credit ratings.
◦The inability of counterparties to meet their financial obligations.
◦Requirements to post collateral or make payments related to changes in market value of specified assets.
◦Risks associated with our participation in securities lending and repurchase programs.
◦Risks associated with our institutional funding with the Federal Home Loan Bank system.
◦Our dependence on our subsidiaries' ability to transfer funds to us to meet our obligations.
◦Risk of a decrease in the value of our invested assets and the investment returns credited to customers.
◦The relative illiquidity of some of our investments as well as significant market valuation fluctuations of certain asset classes.
◦Inherent uncertainty in methodologies, estimations and assumptions used to value our investments and determine allowances and impairments on such investments.
•Strategic and Business Risks
◦Our ability to increase or maintain our market share in highly competitive markets.

◦Our ability to achieve the desired results from recent acquisitions.
◦The complexity of our products and services and our reliance on intermediaries.
◦A deterioration in our AUM or the alteration or termination of our asset management agreements or our failure to realize certain performance hurdles under these agreements.
◦Differences between actual policy experience and pricing, reserving or actuarial assumptions.
◦Credit risk associated with reinsurance, as well as its general availability, affordability or adequacy.
◦Our ability to effectively apply technology or to adapt to disruptive technology or innovations.
◦Our ability to maintain client satisfaction with our services.
•Operational Risks
◦Interruption or other operational failures in telecommunication, cybersecurity, information technology and other operational systems.
◦Our ability to protect the privacy and confidentiality of customer information.
◦Our ability to attract and retain qualified employees.
◦The occurrence of natural or man-made disasters.
◦Potential difficulties arising from outsourcing relationships.
◦Our dependence on third party software licenses.
◦Risks related to our international operations.
•Tax, Regulatory and Legal Risks
◦Potential requirements to reduce the carrying value of our deferred income tax assets or establish an additional valuation allowance against them.
◦Potential limitations on our ability to use certain beneficial deferred tax assets.
◦Changes in tax laws and interpretations of existing tax law.
◦Potential failure to comply with regulations governing our business and our products or those of our affiliates.
◦Potential failure to comply with regulations governing our insurance businesses in particular, enforcement actions and regulatory investigations.
◦A decrease in the RBC ratio of our insurance subsidiaries.
◦Litigation or potential litigation.
◦Changes in accounting standards.

Global Market Risks

Conditions in the global capital markets and the economy generally, as well as geopolitical events, have affected and may continue to affect our business and results of operations.

Our business and results of operations are affected by conditions in the global capital markets and the economy generally, and are vulnerable to general economic disruption, decreases in asset prices, increases in market volatility and reductions in the availability of credit.

We are affected by both domestic and international macroeconomic developments. Volatility and disruptions in financial markets, including global capital markets, can have an adverse effect on our investment portfolio, and our liabilities are sensitive to changing market factors. Factors including, geopolitics (including war and terrorism) and political uncertainty, potential government shutdowns, the ability of governments to respond in the event of national emergencies, government fiscal and tax policy, interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, exchange rates, the volatility and strength of the capital markets, changes in reference rates and the lack of historical performance information for such rates, and deflation and inflation, all affect our financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of impacts, including diverging impacts, on the value of our assets and our liabilities.

Even in the absence of a market downturn, our retirement, investment and insurance products, as well as our investment returns and our access to and cost of financing, are sensitive to equity, fixed income, real estate and other market fluctuations and general economic and political conditions.

Adverse capital market conditions may affect the availability and cost of borrowed funds, thereby impacting our ability to support or grow our business. We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, to carry out any share repurchases that we may undertake, to maintain our securities lending activities, to collateralize certain obligations with respect to our indebtedness, to fund policyholder withdrawals and other benefits, and to replace certain maturing liabilities. Without sufficient liquidity, we would be forced to curtail our operations, our ability to manage our capital structure would be adversely affected, and our business would suffer.

To the extent that any of the foregoing risks were to emerge in a manner that adversely affected general economic conditions, financial markets, or the markets for our products and services, our financial condition, liquidity, and results of operations could be materially adversely affected.

The level of interest rates may adversely affect our profitability, particularly during a period of rapidly increasing interest rates or in the event of a recurrence of a low interest rate environment.

Increases in market interest rates could have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. A decrease in the estimated fair value of our investment portfolio would result in a reduction in U.S. GAAP equity and an increase in our leverage ratios. An increase in market interest rates could also create increased collateral posting requirements associated with our interest rate hedging programs and Federal Home Loan Bank funding agreements, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expense and reduce our results of operations. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and a rapidly increasing interest rate environment may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

Conversely, during a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in tandem with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining or prolonged low interest rates may also coincide with an increase in liabilities for future policyholder benefits. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves. We believe that a low interest rate environment would negatively affect our financial performance.

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

Unfavorable developments in interest rates, credit spreads and policyholder behavior may result in adverse financial consequences related to our stable value products, and our hedging program and risk mitigation features may not successfully offset these consequences.

We offer stable value products primarily as a fixed rate, liquid asset allocation option for employees of our plan sponsor customers within the defined contribution funding plans offered by our Wealth Solutions business. These products provide a guaranteed annual credited rate on participant account values and generally allow immediately eligible participant withdrawals and transfers without a market value adjustment.

The sensitivity of our statutory reserves and surplus established for stable value products to changes in interest rates, credit spreads and policyholder behavior will vary depending on the magnitude of these changes, as well as on the market value of invested assets, participant account value, the market value of assets, credit losses, the guaranteed credited rates available to customers and other product features. Realization or re-measurement of these risks may result in an increase in the reserves for stable value products, and could materially and adversely affect our financial position or results of operations. In particular, in a low interest rate environment, we are exposed to the risk that reserves must be added to fund withdrawals and transfers when guaranteed annual credited rates exceed the earned rate on invested assets. In a rising interest rate environment, we are exposed to the risk of a potential increase in contract holder withdrawals and the potential need to sell assets at a loss to fund those withdrawals.
Although we maintain a hedging program and other risk mitigating features to offset these risks, such program and features may not operate as intended or may not be fully effective, and we may remain exposed to such risks.

Our risk management policies and procedures, including hedging programs, may prove inadequate for the risks we face, which could adversely affect our business and financial condition or result in losses.

We have developed risk management policies and procedures, including hedging programs, that utilize derivative financial instruments, and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective, particularly during turbulent economic conditions. Many of our methods of managing risk and exposures are based on observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures accurately, which could be significantly greater than historical measures indicate.

We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments, such as swaps, options, futures and forward contracts. See risk factor Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses for risks associated with our use of reinsurance. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely protect us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors, and the creditworthiness of our counterparties that may prove to be incorrect or inadequate. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.

Liquidity, Credit and Investment Risks

A downgrade or a potential downgrade in our financial strength or credit ratings may result in a loss of business and adversely affect our results of operations and financial condition.

We are currently subject to periodic review by independent credit rating agencies S&P, Moody's, Fitch and A.M. Best, each of which currently maintain an investment grade rating with respect to us. Our ability to obtain secured or unsecured debt financing and our cost of secured or unsecured debt financing depend, in part, on our credit ratings. In turn, maintaining our credit ratings depends on strong financial results and on other factors, including the outlook of the rating agencies on our sector and the market generally. A credit rating downgrade could negatively impact our ability to obtain secured or unsecured financing and increase borrowing costs.

Financial strength ratings, which various rating organizations publish as a measure of an insurance company's ability to meet contract holder and policyholder obligations, are important to maintain public confidence in our products, the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including by: (i) reducing new sales of insurance and annuity products and investment products; (ii) adversely affecting our relationships with our advisors and third-party distributors of our products; (iii) materially increasing the number or amount of policy surrenders and withdrawals by contract holders and policyholders; (iv) requiring us to reduce prices for many of our products and services to remain competitive; and (v) adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

In addition, rating agencies may implement changes to their capital models that may favorably or unfavorably affect our ratings. We cannot assure you that these ratings will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn. Ratings are not a recommendation to buy, sell or hold any security, and each agency's rating should be evaluated independently of any other agency's rating.

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

Requirements to post collateral or make payments related to changes in market value of specified assets may adversely affect our liquidity.

The amount of collateral we may be required to post under short-term financing agreements and derivative transactions may increase under certain circumstances. Pursuant to the terms of some transactions, we could be required to make payment to our counterparties related to any change in the market value of the specified collateral assets. Such requirements could have an adverse effect on our liquidity. Furthermore, with respect to any such payments, we may have unsecured risk to the counterparty as these amounts may not be required to be segregated from the counterparty's other funds, may not be held in a third-party custodial account and may not be required to be paid to us by the counterparty until the termination of the transaction.

Our participation in securities lending and repurchase programs subjects us to potential liquidity and other risks.

The repurchase of securities or our inability to enter into new repurchase agreements would reduce the amount of cash collateral available to us. Market conditions on or after the repurchase date may limit our ability to enter into new agreements at a time when we need access to additional cash collateral for investment or liquidity purposes.

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

A portion of our institutional funding originates from the Federal Home Loan Bank system, which subjects us to liquidity risks.

A portion of our institutional funding agreements originates from the FHLB of Boston and the FHLB of Des Moines. We have issued funding agreements in exchange for eligible collateral primarily in the form of cash, mortgage-backed securities and U.S. Treasury securities. These funding agreements are for a fixed term and cannot be terminated early by the FHLB.

Should the FHLBs choose to change their definition of eligible collateral, change the lendable value against such collateral or if the market value of the pledged collateral decreases in value due to changes in interest rates or credit ratings, we may be required to post additional collateral in the form of cash or other eligible collateral. Additionally, if we lose access to FHLB funding, we may be required to find other sources to replace it. This could occur if our creditworthiness falls below either of the FHLB's requirements or if legislative or other political actions cause changes to the FHLBs' mandate or to the eligibility of life insurance companies to be members of the FHLB system.

As holding companies, Voya Financial, Inc. and Voya Holdings depend on the ability of their subsidiaries to transfer funds to them to meet their obligations.

Voya Financial, Inc. is the holding company for all our operations, and dividends, returns of capital and interest income on intercompany indebtedness from Voya Financial, Inc.’s subsidiaries are the principal sources of funds available to Voya Financial, Inc. to pay principal and interest on our outstanding indebtedness, corporate operating expenses and any stockholder dividends, to repurchase any stock, and to meet our other obligations. The subsidiaries of Voya Financial, Inc. are legally distinct from Voya Financial, Inc. and, except in the case of Voya Holdings, which is the guarantor of certain of our outstanding indebtedness, have no obligation to pay amounts due on the debt of Voya Financial, Inc. or to make funds available to Voya Financial, Inc. for such payments. The ability of our subsidiaries to pay dividends or make other distributions to Voya Financial, Inc. in the future will depend on their earnings, tax considerations, covenants contained in their financing or other agreements and applicable regulatory restrictions. In addition, such payments may be limited as a result of claims against our subsidiaries by their creditors, including suppliers, vendors, lessors and employees. The ability of our insurance subsidiaries to pay dividends and make other distributions to Voya Financial, Inc. is regulated by state insurance laws and regulations, and will depend on their ability to meet applicable regulatory standards and receive regulatory approvals. For additional information on the regulations governing our subsidiaries and restrictions imposed on their ability to pay dividends, see —Regulation—Insurance Regulation in Part I, Item 1. of this Annual Report on Form 10-K.

Voya Holdings is wholly owned by Voya Financial, Inc. and is also a holding company, and accordingly its ability to make payments under its guarantees of our indebtedness or on the debt for which it is the primary obligor is subject to restrictions and limitations similar to those applicable to Voya Financial, Inc. Voya Financial, Inc. and Voya Holdings do not have significant sources of cash flows other than from our subsidiaries that do not guarantee such indebtedness.

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

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2022 and 2023, and a discussion of ordinary dividend capacity for 2024, see Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K and the Insurance Subsidiaries Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues and results of operations.

Fixed income securities represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of securities in our investment portfolio, or similar trends that could worsen the credit quality of such issuers or guarantors could also have a similar effect. Similarly, a ratings downgrade affecting a security we hold could indicate that the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC ratio. See risk factor A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition. We are also subject to the risk that cash flows resulting from the payments on pools of mortgages or other obligations that serve as collateral underlying the mortgage- or asset-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain "interest-only" securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations and financial condition.

In particular, we manage a portfolio of various collateralized mortgage obligation ("CMO") tranches in combination with financial derivatives as part of a proprietary strategy we refer to as "CMO-B," as described under Investments—CMO-B Portfolio in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K. The CMO-B portfolio is subject to a number of market and behavior risks, including interest rate risk, prepayment risk, and delinquency and default risk associated with Agency mortgage borrowers. In addition, government policy changes affecting residential housing and residential housing finance, such as government agency reform and government sponsored refinancing programs, and Federal Reserve Bank purchases of agency mortgage securities could alter prepayment behavior and result in adverse changes to portfolio values. While we actively monitor our exposure to these and other risks inherent in this strategy, it is possible that our hedging and risk management strategies will not be effective; any failure to manage these risks effectively could materially and adversely affect our results of operations and financial condition. In addition, although our CMO-B portfolio has historically performed well, it may not continue to meet expectations in the future. A rise in home prices, the concern over further introduction of or changes to government policies aimed at altering prepayment behavior, and an increased availability of housing-related credit could combine to increase expected or actual prepayment speeds, which would likely lower interest only ("IO") and inverse IO valuations. Under these circumstances, the results of our CMO-B portfolio would likely underperform compared to recent periods.

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

Poor investment performance may result in reductions to interest rates credited to our products, which in turn could lead to lower sales, an increase in customer withdrawals, and a decrease in AUM which would adversely affect results of operations.

Some of our investments are relatively illiquid and in some cases are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. Reported values of our relatively illiquid types of investments do not necessarily reflect the current market prices of the assets. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

We invest a portion of our invested assets in investment funds, many of which make private equity investments. The amount and timing of income from such investment funds tend to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds' schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter. Recent market volatility may reduce investment income for these types of investments.

The valuation of many of our financial instruments, and the determination of the amount of allowances and impairments taken on our investments, include methodologies, estimations and assumptions that are subject to differing interpretations or are inherently subjective and could result in changes to investment valuations that may adversely affect our results of operations and financial condition.

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it may be difficult to value certain of our securities, such as certain mortgage-backed securities, if trading becomes less frequent or market data becomes less observable. There may be certain asset classes that, although currently in active markets with significant observable data, could become illiquid in a difficult financial environment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented market conditions could materially impact the valuation of securities as reported within the financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition.

The determination of the amount of allowances and impairments varies by investment type and is based on our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are subjective and require a high degree of judgment, and are revised as conditions change and new information becomes available. There can be no assurance that management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future if investments perform worse than our expectations. Historical trends may not be indicative of future impairments or allowances.

Strategic and Business Risks

Because we operate in highly competitive markets, we may not be able to increase or maintain our market share, which may have an adverse effect on our results of operations.

In each of our businesses we face intense competition, including from broker-dealers, financial advisors, asset managers and diversified financial institutions, banks, technology companies and start-up financial services providers, both for the ultimate customers for our products and for distribution through independent distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution, price, perceived financial strength and credit ratings, scale and level of customer service. A decline in our competitive position as to one or more of these factors could adversely affect our profitability. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have greater financial resources, or have higher claims-paying or credit ratings than we do. Furthermore, the preferences of the end consumers for our products and services may shift, including as a result of technological innovations affecting the marketplaces in which we operate. To the extent that our competitors are more successful than we are at adopting new technology and adapting to the changing preferences of the marketplace, our competitiveness may decline.

Further, the profitability of our engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices in light of any inflationary circumstances.

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Many of our competitors also have been able to increase their distribution systems through mergers, acquisitions, partnerships or other contractual arrangements. Furthermore, larger competitors may have lower operating costs and an ability to absorb greater risk, allowing them to price products more competitively while maintaining financial strength ratings. These competitive pressures could result in increased pressure on the pricing of certain of our products and services, and could harm our ability to maintain or increase profitability. There can be no assurance that we will continue to effectively compete within the industry or that competition will not have a material adverse impact on our business, results of operations and financial condition.

Recent acquisitions, including managing the transition on the terms or timing currently contemplated, could have negative impacts on us.

As further described under –Organizational History and Structure–Recent Acquisitions in Part I, Item 1. of this Annual Report on Form 10-K, we completed several acquisitions in 2022 and 2023.

Although we believe these acquisitions to have been successful to date, it is possible that we may not achieve certain of the benefits that we expect to obtain in connection with the acquisitions, or that integrating these businesses, including their information technology, data management and operational systems, may take longer than expected or create additional vulnerabilities. For example, it is possible that expected revenues may not fully materialize or that the value of the acquisitions to us is less than we anticipated. In addition, the costs of integrating these acquired businesses may be more than anticipated. See Overview in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K for further information. Should any of the acquisitions ultimately prove to be less beneficial than we anticipated, or should the integration costs, transition services or other developments resulting from the acquisitions create unanticipated difficulties for our business, our results of operations and financial condition could be adversely affected, including impairment to the value of goodwill and intangible assets which has materially increased as a result of our most recent acquisitions.

Further, we share ownership of VIM Holdings with Allianz, which holds a 24% equity interest in VIM Holdings. While we maintain full operational control of VIM Holdings, we may have less flexibility to engage in strategic transactions involving Voya IM or its subsidiaries.

Our products and services are complex and are frequently sold through intermediaries, and a failure to properly perform services, the misrepresentation of our products or services or a loss or significant change in these relationships may have an adverse effect on our revenues and income.

Many of our products and services are complex and are frequently sold through intermediaries. In particular, our Workplace Solutions business is reliant on intermediaries to describe and explain our products to potential customers. The intentional or unintentional misrepresentation of our products and services in advertising materials or other external communications, or inappropriate activities by our personnel or an intermediary, could adversely affect our reputation and business prospects, as well as lead to potential regulatory actions or litigation.

We distribute certain products under agreements with affiliated distributors and other members of the financial services industry that are not affiliated with us. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these distribution intermediaries depends on factors such as the amount of sales commissions and fees we pay, the breadth of our product offerings, the strength of our brand, our perceived stability and financial strength ratings, and the marketing and services we provide to, and the strength of the relationships we maintain with, individual distributors. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, results of operations and financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with us, including for such reasons as changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Alternatively, we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the distributors, which could reduce sales.

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

Revenues, earnings and income from our Investment Management business operations could be adversely affected if (i) the amount of our AUM is adversely impacted due to performance and (ii) the terms of our asset management agreements are significantly altered or the agreements are terminated, or if certain performance hurdles are not realized.

We derive operating revenues from providing investment management and related services. Our investment management related revenues are derived primarily from fees based on a percentage of the value of AUM. Any decrease in the value or amount of our AUM because of market volatility, client withdrawals or other factors negatively impacts our revenues and income. Macroeconomic developments and other factors that are difficult to predict affect the mix, market values and levels of our AUM. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such developments, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash, or use securities held in the applicable fund, to settle these redemptions. We may, in our discretion, also provide financial support to a fund to enable it to maintain sufficient liquidity in such an event. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity products than from fixed-income products we manage. Any decrease in the level of our AUM resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.

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

Our revenues from our investment management business operations are also dependent on fees earned under asset management and related services agreements that we have with the clients and funds we advise. Revenues for this segment could be adversely affected if these agreements are altered significantly or terminated in the future. The decline in revenue that might result from alteration or termination of our asset management services agreements could have a material adverse impact on our results of operations or financial condition. In addition, under certain laws and contract provisions, advisory contracts may require approval or consent from clients or fund shareholders in the event of an assignment of the contract or a change in control of the investment adviser. Were a transaction to result in an assignment or change in control, the inability to obtain consent or approval from clients or shareholders of mutual funds or other investment funds could result in a significant reduction in advisory fees.

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

Our financial results are subject to risks around actuarial assumptions, including those related to mortality and the future behavior of policyholders, such as lapse rates and future claims payment patterns. These assumptions, which we use to determine our liabilities for future policy benefits, may not reflect future experience. Changes to these actuarial assumptions in the future could require increases to our reserves in amounts that could be material. Any adverse changes to reserves could require us to make material additional capital contributions to one or more of our insurance company subsidiaries or could otherwise be material and adverse to our results of operations or financial condition. We review these assumptions at least annually in the third quarter and update them if necessary. For further information, see Results of Operations and Critical Accounting Judgments and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K.

We set prices for many of our Health Solutions products based on expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness or accident, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time due to changes in the natural environment, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment, or other factors. The long-term profitability of such products depends on how our actual mortality and morbidity rates compare to our pricing assumptions. In addition, prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers might not offer coverage at all. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would have to accept an increase in our net risk exposures, revise our pricing to reflect higher reinsurance premiums, or otherwise modify our product offering.

Pricing of our Health Solutions products is also based in part on expected persistency of these products, which is the probability that a policy will remain in force from one period to the next. Actual persistency that is lower than our persistency assumptions could have an adverse effect on profitability, especially in the early years of a policy, primarily because we would be required to accelerate the amortization of expenses we defer in connection with the acquisition of the policy. Actual persistency that is higher than our persistency assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience is higher in these later years. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy, the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability. Many of our products, however, do not permit us to increase premiums or adjust charges and credits during the life of the policy or during the initial guarantee term of the policy. Even if permitted under the policy, we may not be able or willing to raise premiums or adjust other charges for regulatory or competitive reasons.

Pricing of our products is also based on long-term assumptions regarding interest rates, investment returns and operating costs. Management establishes target returns for each product based on these factors, the other underwriting assumptions noted above and the average amount of regulatory and rating agency capital that we must hold to support in-force contracts. We monitor and manage pricing and sales to achieve target returns. Profitability from new business emerges over a period of years, depending on the nature and life of the product, and is subject to variability as actual results may differ from pricing assumptions. Our profitability depends on multiple factors, including the comparison of actual mortality, morbidity and persistency rates and policyholder behavior to our assumptions; the adequacy of investment margins; our management of market and credit risks associated with investments; our ability to maintain premiums and contract charges at a level adequate to cover mortality, benefits and contract administration expenses; the adequacy of contract charges and availability of revenue from providers of investment options offered in variable contracts to cover the cost of product features and other expenses; and management of operating costs and expenses.

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

In connection with the Individual Life Transaction, we have entered into large reinsurance agreements with Security Life of Denver ("SLD"), our former insurance subsidiary, with respect to the portion of the Individual Life and other legacy businesses that have been written by our insurance subsidiaries domiciled in Minnesota, Connecticut and New York. While SLD's reinsurance obligations to us are collateralized through assets held in trust, in the event of any default by SLD of its reinsurance obligations to us, or any loss of credit for such reinsurance, there can be no assurance that such assets will be sufficient to support the reserves that our subsidiaries would be required to establish or to pay claims.

If a reinsurer does not have accredited reinsurer status, or if a currently accredited reinsurer loses that status, in any state where we are licensed to do business, we are not entitled to take credit for reinsurance in that state if the reinsurer does not post sufficient qualifying collateral (either qualifying assets in a qualifying trust or qualifying letters of credit ("LOCs")). In this event, we would be required to establish additional statutory reserves. Similarly, the credit for reinsurance taken by our insurance subsidiaries under reinsurance agreements with affiliated and unaffiliated non-accredited reinsurers is, under certain conditions, dependent on the non-accredited reinsurer's ability to obtain and provide sufficient qualifying assets in a qualifying trust or qualifying LOCs issued by qualifying lending banks. If these steps are unsuccessful, or if unaffiliated non-accredited reinsurers that have reinsured business from our insurance subsidiaries are unsuccessful in obtaining sources of qualifying reinsurance collateral, our insurance subsidiaries might not be able to obtain full statutory reserve credit.

Loss of reserve credit by an insurance subsidiary would require it to establish additional statutory reserves and would result in a decrease in the level of its capital, which could have a material adverse effect on our profitability, results of operations and financial condition.

Our reinsurance recoverable balances are periodically assessed for uncollectability. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lending institutions. Although a substantial portion of our reinsurance exposure is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition. For additional information regarding our unsecured reinsurance recoverable balances, see Quantitative and Qualitative Disclosures about Market Risk—Market Risk Related to Credit Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

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

Our business performance and growth plans may be adversely affected if we are not able to effectively apply technology in our business and operations or to adapt quickly enough to disruptive technology or innovations. Conversely, investments in innovative product offerings may fail to yield sufficient returns to cover their costs.

Our success depends, in part, on our ability to develop and implement new or revised solutions that anticipate and keep pace with rapid and continuing innovation, changes in technology, industry standards and client preferences, including changes that result from developments in artificial intelligence and big data analytics. Rapid developments in the applications of generative artificial intelligence may be especially challenging to keep pace with. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. In addition, our innovative solutions may not be accepted in the marketplace. Such technology, including artificial intelligence and big data analytics, may develop in unanticipated ways that could harm customers, the Company or our business models or that could lead to increasing regulatory scrutiny. Additionally, the effort to gain technological expertise and develop or apply new technologies requires us to incur significant expenses.

All of these factors could have a material adverse effect on our ability to compete or to obtain or retain client engagements.

If our clients are not satisfied with our services, we may face additional cost, loss of profit opportunities and damage to our reputation or legal liability.

We depend, to a large extent, on our relationships with our clients and our reputation to understand our clients’ needs and deliver solutions and services that are tailored to satisfy those needs. If a client is not satisfied with our services, it may be damaging to our business and could cause us to incur additional costs, impair our profitability or reduce our AUM. Accordingly, poor service to one client may negatively impact our relationships with multiple other clients. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships.

Operational Risks

Interruption or other operational failures in telecommunication, cybersecurity, information technology and other operational systems, including as a result of human and process error or a failure to maintain the security, integrity, confidentiality, or privacy of such systems, could harm our business.

We are highly dependent on automated and information technology systems, including off-premises systems provided by various cloud services providers, to record and process both our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. Despite the implementation of security and back-up measures, our information technology systems may remain vulnerable to disruptions, including disruptions due to events that are wholly or partially beyond our control (such as natural disasters and electrical/telecommunications outages) or to physical or electronic intrusions, viruses or other attacks.

Businesses have increasingly become the targets of "cyberattacks," "ransomware," "phishing," "hacking" or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, can result in significant disruptions to information technology systems and the theft of significant amounts of information as well as funds from online financial accounts. In addition, they can cause extensive damage to the reputation of the targeted business and lead to significant expenses associated with investigation, remediation, regulatory scrutiny and customer protection measures. Like others in our industry, we may experience cybersecurity incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and other personal information we maintain, we may be at particular risk for targeting.

We rely on industry standard commercial technologies to maintain the security of our systems, but such protections may not be sufficient to prevent unauthorized individuals from circumventing our security measures and penetrating our systems to access, view, misappropriate, alter, or delete information in such systems, including personal information and proprietary business information, or to misappropriate funds from online financial accounts. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. Our transition to work-from-home or hybrid working environments also increases our vulnerability to cybersecurity threats and other fraudulent activities.

Certain state and federal laws require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information, or that otherwise results in unauthorized disclosure or use of personal information, could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses.

All of these risks exist where we rely on third party service providers to provide services to us and our customers, including service providers to which we outsource certain of our functions and including providers of information security services used by businesses acquired by us. The failure of any one of these systems for any reason, including due to errors made by our employees or agents or due to cybersecurity incidents, could cause significant interruptions to our operations or result in substantial costs and other negative consequences such as harm to our reputation, adversely affect our internal control over financial reporting, or have a material adverse effect on our business, results of operations and financial condition. For additional information about specific cybersecurity regulations that we are subject to, see —Regulation—Other Laws and Regulations—Cybersecurity Regulatory Activity in Part I, Item 1. of this Annual Report on Form 10-K.

Our risk management policies and procedures, including our cybersecurity incident response plan, may not be adequate for the operational risks we face, and in particular, for the increased operational risks posed by costly and time-consuming integration of acquired businesses. Our risk management methods depend on the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, as well as on timely escalation of critical information regarding our operations and systems. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events, as well as technology, policies and procedures to manage increasingly complex and large amounts of information, including unstructured data, retained electronically. These policies and procedures may not be fully effective.

Any failure to protect the privacy and confidentiality of customer information could adversely affect our reputation and adversely affect our business, financial condition and results of operations.

Our business and relationships with customers are dependent on our ability to maintain the privacy, security and confidentiality of our and our customers’ personal information, trade secrets and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees and agents). We are also subject to numerous federal and state laws, as well as certain non-U.S. laws such as GDPR, regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. Numerous state regulatory bodies and the U.S. Senate have proposed and enacted legislation and regulations regarding privacy standards and protocols. As data privacy and protection laws continue to proliferate, including due to increased focus on data use by artificial intelligence or other innovative technology, we may incur significant technological, administrative and other expenses and face other difficulties in complying with an increasing number of legal obligations with respect to data privacy and security, or with balancing competing requirements that may be inconsistent across jurisdictions.

Many of our employees and contractors and the representatives of our broker-dealer subsidiaries have access to and routinely process personal information in computerized, paper and other forms, including on legacy systems or on systems that may not yet be fully integrated in our systems. We rely on various internal policies, procedures and controls to protect the privacy, security and confidentiality of personal and confidential information that is accessible to, or in the possession of, us or our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. If we fail in the future to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, or if we fail to implement or maintain such controls and policies and procedures when integrating acquired businesses, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see risk factor Interruption or other operational failures in telecommunication, cybersecurity, information technology and other operational systems, including as a result of human and process error or a failure to maintain the security, integrity, confidentiality, or privacy of such systems, could harm our business.

Our business success depends on our ability to attract and retain qualified employees.

Our ability to attract and retain qualified employees is critical to our success. As a financial services organization, our employees are our most important resource. In addition, some of our most critical functions rely on the employees of our strategic partners and outsourcing vendors. In many areas of our industry, competition for qualified personnel has intensified in recent years. If we or our strategic sourcing partners are unable to continue to attract or retain qualified employees, including successors to key officers and other positions, our ability to compete could be adversely affected.

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
•Decreased spread-based revenues due to lower interest rates;
•A decline in fund management carried interests and performance fees in our Investment Management business;
•Increased impairments or credit rating downgrades within our general account portfolio, which could consume our excess capital, reduce the dividend capacity of our insurance subsidiaries, trigger requirements for additional statutory capital within our insurance subsidiaries;
•Extraordinary assessments on our insurance subsidiaries, due to requirements in jurisdictions where those subsidiaries are admitted to transact business requiring life insurers to participate in guaranty associations, which raise funds to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers;

•Reductions in the carrying value of our deferred tax assets as a result of a need to establish an additional valuation allowance against such assets, which would decrease U.S. GAAP equity and increase our leverage ratios (which could result in increased scrutiny by insurance regulators and rating agencies), and could also affect the statutory surplus of our insurance subsidiaries if there is a reduction in the statutory carrying value of our deferred tax assets admitted for statutory purposes;
•Changes in the rate of mortality, claims, withdrawals, lapses and surrenders of existing policies and contracts, as well as sales of new policies and contracts;
•Reduced premium revenues in our Health Solutions Business due to increased unemployment;
•Material harm to the financial condition of our reinsurers, including due to increased claims, which would increase the probability of default on reinsurance recoveries;
•Reduced sales levels due to decreased RFP activity or delayed decision making by our clients or prospective clients;
•Restricted activity to preserve liquidity at our holding company, including by reducing or eliminating planned share buybacks or our common stock dividend; and
•Disruption of our normal business operations, including the ability to interact with existing or potential clients, due to catastrophic property damage, loss of life, or disruption of public and private infrastructure, including communications and financial services, or mandatory shutdowns and stay-at-home orders.

A number of these risks materialized in connection with the COVID-19 pandemic, which created material economic disruption worldwide and had significant effects on our business operations, including our operations in India and the overseas operations of our third-party outsourcing providers.

In the event of any future disaster or disruption, there can be no assurance that our business continuation and crisis management plan or insurance coverages would be effective in mitigating any negative effects on operations or profitability in the event of a disaster, nor can we provide assurance that the business continuation and crisis management plans of the independent distributors and outside vendors on which we rely for certain services and products would be effective in mitigating any negative effects on the provision of such services and products.

If we experience difficulties arising from outsourcing relationships, our ability to conduct business may be compromised, which may adversely affect our business and results of operations.

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for a significant portion of our information technology and business functions. If our third-party service providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience system failures, disruptions, or other operational difficulties, an inability to meet obligations, including obligations to policyholders, customers, business partners and distribution partners, increased costs and loss of business, and such events may have a material adverse effect on our business and results of operations. See risk factor Interruption or other operational failures in telecommunication, cybersecurity, information technology and other operational systems, including as a result of human and process error or a failure to maintain the security, integrity, confidentiality, or privacy of such systems, could harm our business.

We depend on licenses of third-party software to provide our services. The inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

Our applications incorporate certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to much of the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our applications with new third-party software may require significant work and require substantial investment of our time and resources. To the extent that our applications depend on the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our own applications, delay new application introductions, result in a failure of our applications and damage our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties which could result in increased costs, business disruptions and other complications.

Our international operations may result in increased risks to our business.

Our international operations, including our operations in India, expose us to a variety of political, legal, operational and other risks, including: changes in laws, their application or interpretation; increased or conflicting regulatory restrictions; political instability; non-compliance with anti-corruption and anti-bribery laws; economic or trade sanctions; dividend limitations; price controls; currency exchange controls or other transfer or exchange restrictions; difficulty in enforcing contracts; nationalization or expropriation of assets; imposition of limits on foreign ownership of local companies; and public or political criticism of our business and operations.

Tax, Regulatory and Legal Risks

We may be required to reduce the carrying value of our deferred income tax assets or establish an additional valuation allowance against the deferred income tax assets.

We evaluate and test our ability to realize our deferred tax assets on a quarterly basis. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies.

Reductions to deferred income taxes could occur if: (i) there are significant changes to federal tax policy; (ii) our business does not generate sufficient taxable income; (iii) there is a significant decline in the fair market value of our investment portfolio; or (iv) our tax planning strategies are not feasible. Additionally, future changes in facts, circumstances, or tax law, including a reduction in federal corporate tax rates, may result in a reduction in the carrying value of our deferred income tax assets and the RBC ratios of our insurance subsidiaries or an increase in the valuation allowance. A reduction in the carrying value of our deferred income tax assets, a reduction in the RBC ratios of our insurance subsidiaries, or an increase in the valuation allowance could have a material adverse effect on our results of operations and financial condition.

We have significant deferred tax assets on our available-for-sale portfolio due to unrealized losses. Future increases to interest rates or the occurrence of other unexpected circumstances, such as changes in the economic environment, liquidity and investment strategy, could result in recording a related valuation allowance on our deferred tax assets in a future period.

We have estimated our deferred tax assets based on projections of future taxable income and on tax planning related to unrealized gains on investment assets. To the extent that our estimates of future taxable income decrease or if actual future taxable income is less than the projected amounts, recognition of our deferred tax assets may be reduced. Also, to the extent that unrealized gains decrease, the tax benefit may be reduced. Any reduction, including a reduction associated with a decrease in tax rate, in our deferred tax assets may be recorded as a tax expense.

Our ability to use certain beneficial deferred tax assets may become subject to limitations.

Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a "loss trafficking" transaction occurs or is intended. These rules are triggered by the occurrence of an ownership change—generally defined as when the ownership of a company, or its parent, changes by more than 50% (measured by value) on a cumulative basis in any three-year period ("Section 382 event"). If triggered, the amount of the taxable income for any post-change year which may be offset by a pre-change loss is subject to an annual limitation. This limitation is generally derived by multiplying the fair market value of the company immediately before the date of the Section 382 event by the applicable federal long-term tax-exempt rate. If we were to experience a Section 382 event, this could impact our ability to obtain tax benefits from Voya's significant existing deferred tax assets as well as future losses and deductions.

Changes in tax laws and interpretations of existing tax law, including recent U.S. tax law changes, could impact the taxation of our operations or impact the ability of our insurance company subsidiaries to make distributions to Voya Financial, Inc. or make our products less attractive to customers.

Changes in tax law, as well as changes in interpretation and enforcement of existing tax laws, could increase our future tax costs, reducing our profitability. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% corporate alternative minimum tax ("CAMT") on the adjusted financial statement income of large corporations. The CAMT is effective in taxable years beginning after December 31, 2022. There is uncertainty in the application of CAMT rules due to limited guidance to date by the U.S. Treasury and IRS. If the CAMT applies in a future year, we will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards, which could adversely impact our business, financial condition, results of operations and liquidity. Additionally, any tax liability may create variability in the amount of cash taxes that we pay, which may affect our ordinary dividend or share buyback capacity.

Changes or clarifications in tax law could cause further reductions to the statutory deferred tax assets and RBC ratios of our insurance subsidiaries. A reduction in the statutory deferred tax assets or RBC ratios may impact the ability of the affected insurance subsidiaries to make distributions to us and consequently could negatively impact our ability to pay dividends to our stockholders and service our debt.

Current U.S. federal income tax law permits tax-deferred accumulation of income earned under life insurance and annuity products, and permits exclusion from taxation of death benefits paid under life insurance contracts. Changes in tax laws that restrict these tax benefits could make some of our products less attractive to customers. Reductions in individual income tax rates or estate tax rates could also make some of our products less advantageous to customers. Changes in federal tax laws that reduce the amount an individual can contribute on a pre-tax basis to an employer-provided, tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions), or that would limit an individual’s aggregate amount of tax-deferred savings could make our Wealth Solutions products less attractive to customers.

Our business and those of our affiliates are heavily regulated and our products and services are subject to extensive regulation. Changes in regulation or the application of regulation or the failure to meet complex product requirements may reduce our profitability.

We are subject to detailed insurance, asset management and other financial services laws and government regulation. Regulatory agencies have broad administrative power over many aspects of our business, which may include ethical issues, money laundering, privacy, recordkeeping and marketing and sales practices. Also, bank regulators and other supervisory authorities in the U.S. and elsewhere continue to scrutinize payment processing and other transactions under regulations governing such matters as money-laundering, prohibited transactions with countries subject to sanctions, and bribery or corruption.

Our products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS.

For example, U.S. federal income tax law imposes requirements relating to insurance and annuity product design, administration and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code. Additionally, state and federal securities and insurance laws impose requirements relating to investment, insurance and annuity product design, offering and distribution and administration. Failure to manage or administer product features in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities, or insurance requirements, could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, interrupt our operations or adversely impact profitability.

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

In addition, governmental scrutiny with respect to matters relating to compensation, compliance with regulatory and tax requirements, environmental laws and other business practices in the financial services industry has increased significantly in the past several years and has resulted in more aggressive and intense regulatory supervision and the application and enforcement of more stringent standards. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, can lead to increased inquiries or investigation by regulators, legislators or law enforcement officials or in lawsuits. Such developments could also have a negative impact on our reputation and on business retention and new sales, which could adversely affect our business and results of operations.

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

Past or future misconduct by our employees, agents, intermediaries, representatives of our broker-dealer subsidiaries or employees of our vendors could result in violations of law by us or our subsidiaries, regulatory sanctions or serious reputational or financial harm, and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor employees' and associates' business decisions and to prevent us from taking excessive or inappropriate risks, employees and associates may take such risks regardless of such controls and procedures. Our compensation policies and practices are reviewed by us as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our employees or associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations and financial condition. Future legislation or regulation or governmental views on compensation may result in us altering compensation practices in ways that could adversely affect our ability to attract and retain talented employees.

For a description of certain regulatory inquiries affecting the Company, see the Litigation, Regulatory Matters and Loss Contingencies section of the Commitments and Contingencies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Our insurance businesses are heavily regulated, and changes in regulation in the U.S., enforcement actions and regulatory investigations may reduce profitability.

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

State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the protection of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition.

A decrease in the RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition.

The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks, including equity, interest rate and expense recovery risks. Each of our insurance subsidiaries is subject to RBC standards or other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. For additional discussion of how the NAIC calculates RBC ratios, see —Regulation—Insurance Regulation—Financial Regulation—Risk-Based Capital in Part I, Item 1. of this Annual Report on Form 10-K.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital we or our insurance subsidiaries should hold relative to the rating agencies' expectations. To the extent that any of our insurance subsidiary's RBC ratios are deemed to be insufficient, we may seek to take actions to increase its capitalization or reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

The failure of any of our insurance subsidiaries to meet its applicable RBC or minimum capital and surplus requirements could subject it to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, may still limit the ability of an insurance subsidiary to make dividends or distributions to us, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade the insurer’s financial strength ratings, each of which could have a material adverse effect on our business, results of operations and financial condition.

Litigation may adversely affect our profitability and financial condition.

We are, and may be in the future, subject to legal actions in the ordinary course of our business operations. Some of these legal proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble or punitive damages. Our reserves for litigation may prove to be inadequate and insurance coverage may not be available or may be declined for certain matters. It is possible that our results of operations or cash flows in a particular interim or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation depending, in part, on the results of operations or cash flows for such period. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation matters could have a material adverse effect on our financial condition.

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Cybersecurity Risk Management and Strategy

We maintain an information security program that seeks to comply with applicable regulatory requirements. The information security team, led by the Chief Information Security Officer ("CISO"), implements appropriate measures designed to safeguard sensitive information and protect our operations and systems against cyber threats. The information security team carries out continuous monitoring and evaluation of Voya’s technology and digital infrastructure with the goal of identifying and assessing threats and proactively mitigating potential risks. The CISO and the information security team provide regular updates to Voya's senior management, as further described under Cybersecurity Governance below.

In addition, as part of its risk management strategy, Voya has an established and integrated cybersecurity incident response plan that focuses on incident detection, management and response. The information security team periodically reviews and updates the plan and tests playbooks within the plan through tabletop exercises.

Voya's information security team is responsible for identifying, assessing, and managing cyber risk, with support from Voya's operational risk management team. Information security control tasks are performed under the direction and guidance of the CISO, who is designated under Voya’s risk management principles and policies to oversee the evaluation and mitigation of information security risks. Information security management is integrated into Voya’s overall risk management framework, which provides for a coordinated approach to addressing cybersecurity risk.

As part of Voya’s overall information security program, we may engage and retain external assessors and consultants to help improve our security, stay aligned with industry best practices, evaluate external threats and, on an as-needed basis, perform forensic reviews of cybersecurity-related incidents or independent security assessments.

With regard to risks posed by third-party vendors and service providers, Voya has a dedicated team that is responsible for evaluating, assessing, and addressing those risks, with the ultimate goal of protecting sensitive information and the security of our operations and systems supported by those vendors and providers using a risk-based approach. This team conducts due diligence on third-party vendors and service providers, including evaluating their information security controls and related measures, to identify potential risks and implement appropriate controls.

Technology risks, including cybersecurity threats, undergo a thorough risk management assessment. We evaluate risks quantitatively and qualitatively to determine both the probability and potential severity of such risks and whether any such risks could materially affect Voya. We have experienced and may continue to experience cybersecurity incidents and threats that could materially affect our business strategy, results of operations or financial condition. There have been no known cybersecurity incidents that have materially affected us in the past three years. For more information about the cybersecurity related risks that we face, see Interruption or other operational failures in telecommunication, cybersecurity, information technology and other operational systems, including as a result of human and process error or a failure to maintain the security, integrity, confidentiality, or privacy of such systems, could harm our business in Risk Factors in Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

As detailed above, the CISO and the information security team regularly assess and manage cybersecurity risks. Voya's information security leadership team has extensive information technology and information security experience, and the full team comprises over 100 employees with over 150 certifications from leading information security certification organizations. Additional management of cybersecurity risks is conducted by Voya's Technology and Operational Risk Committee ("TORC"), which has been delegated authority by Voya's Management Risk Committee to provide oversight of operational risk, including information and technology risk, as well as related legal, compliance and regulatory risks. Members of the TORC include senior management with relevant expertise in operations, technology, information security, legal, compliance, data privacy and operational risk management. The information security team participates in the TORC meetings to discuss cybersecurity risks and mitigation treatment. The TORC provides guidance and direction in assessing, addressing, mitigating and monitoring cybersecurity risks within Voya.

Voya’s Board committees include the Technology, Innovation and Operations ("TIO") Committee, which provides support to the Board in its oversight of information technology, including cybersecurity risks. In addition, the TIO Committee supports the Audit Committee in reviewing cybersecurity risks and disclosures thereof, and collaborates with both the Audit Committee and the Risk, Investment and Finance ("RIF") Committee of the Board to oversee material risks. Management, including the CISO, regularly updates the TIO Committee on cybersecurity-related matters.

Item 2.         Properties

As of December 31, 2023, we owned or leased 76 locations in the U.S. and elsewhere, totaling approximately 1.9 million square feet, of which approximately 849 thousand square feet was owned properties and approximately 1.1 million square feet was leased properties. We believe that our owned and leased properties are suitable and adequate for our current business operations.

Item 3.         Legal Proceedings

See the Litigation, Regulatory Matters and Loss Contingencies section of the Commitments and Contingencies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for a description of our material legal proceedings.

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

At February 14, 2024, there were 61 stockholders of record of common stock. Stockholders of record include institutional or omnibus accounts that hold common stock for many underlying investors.

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.'s repurchases of its common stock for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
October 1, 2023 - October 31, 2023	749,773	$66.31	737,300	$506
November 1, 2023 - November 30, 2023	794,443	70.05	775,933	452
December 1, 2023 - December 31, 2023	759,336	73.34	744,875	397
Total	2,303,552	$69.92	2,258,108	N/A
(1) In connection with exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended December 31, 2023, there were 45,444 Treasury share increases in connection with such withholding activities.
(2) This share repurchase authorization expires on September 30, 2024 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

For equity compensation information, refer to the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. and to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.

Item 6.    Reserved

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of this discussion, the terms "Voya," "the Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2023 and 2022, and financial condition as of December 31, 2023 and 2022. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on

Form 10-K. For discussion and analysis of our results of operations for the years ended December 31, 2022 and 2021, refer to our 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023.

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

Overview

We are a leading provider of workplace benefits and savings solutions and technologies to U.S. employers, enabling better financial outcomes for their employees and for those who depend on their employees through our retirement solutions, retail wealth services, and comprehensive portfolio of benefits products. We are also a leading international asset manager, built on a foundation of institutional-quality fixed income and private asset strategies, with a well-established presence in U.S. markets and a large and growing business managing retail and institutional equity, fixed income, and blended strategies for clients in Europe and Asia.

Since Voya’s IPO in 2013, we have evolved through the divestiture of substantially all of our closed block variable annuity, life insurance and legacy non-retirement annuity businesses and related assets. These divestitures align with our strategic focus on higher-return, capital-light businesses, while maximizing the capital returned to our shareholders. As a result, we have returned approximately $9.3 billion of capital to our shareholders since our IPO through share repurchases and dividends, while making strategic investments in Workplace Solutions and Investment Management.

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

Wealth Solutions
Our Wealth Solutions segment provides retirement plan solutions and administration technology and services to employers. These products and services include full-service and recordkeeping-only defined contribution plan administration, stable value and fixed general account investment products; non-qualified plan administration; and tools, guidance, and services to promote the financial well-being and retirement security of employees. We also provide individual retirement accounts and financial guidance and advisory services that enables us to deepen relationships with our retirement plan participants.

Our Wealth Solutions segment earns revenue from a diverse and complementary business mix, primarily fee income from asset based and participant based administrative, recordkeeping and advisory fees as well as investment income on our general account assets and other funds. Because a significant portion of our revenues are tied to account values, our profitability is determined in part by the amount of assets we have under management, administration or advisement, which in turn depends on sales volumes to new and existing clients, net deposits from retirement plan participants, and changes in the market value of account assets. Our profitability also depends on the difference between the investment income we earn on our general account assets, or our portfolio yield, and crediting rates on client accounts.

Health Solutions
Our Health Solutions segment provides worksite employee benefits, Health Account Solutions (Health Savings Account ("HSA")/Flexible Spending Account ("FSA")/Health Reimbursement Arrangements ("HRA") and COBRA administration), leave management, financial wellness and decision support products and services to mid-size and large corporate employers and professional associations as well as benefits administration. In addition, our Health Solutions segment provides stop-loss coverage to employer plan sponsors that self-fund their pharmaceutical and medical benefits.

Our Health Solutions segment generates revenue from premiums and fees, investment income, mortality and morbidity income and policy and other charges. Underwriting income comprises the majority of revenues in this segment and derives from the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop loss and voluntary benefits. Fee income is generated from margin on expenses for services provided on benefits administration, leave management, HSA/FSA/HRA and COBRA administration and proprietary decision support tools. Investment income is driven by the spread between investment yields and credited rates (the interest and income that is credited to the policies) to policyholders on voluntary universal life, whole life products, and HSA invested assets.

Investment Management
Our Investment Management segment serves both individual and institutional customers, offering them domestic and international fixed income, equity, multi-asset and alternative investment products and solutions across a range of geographies, investment styles and capitalization spectrums. We aim to provide positive investment results that are repeatable and consistent, and deliver research-driven, risk-adjusted, client-oriented investment strategies and solutions and advisory services.

Through our institutional distribution channel and our Workplace Solutions business, we serve a variety of institutional clients, including public, corporate and multiemployer defined benefit and defined contribution retirement plans, endowments and foundations, and insurance companies. We are a market leader in providing third-party general account management services to insurance companies, with a focus on public and private fixed income asset strategies, and a client service model adapted for the particular needs of insurance company clients. We also serve individual investors by offering our mutual funds, separately managed accounts, and private and alternative funds through an intermediary-focused distribution platform or through affiliate and third-party retirement platforms. Our scaled and growing international retail business is conducted through sub-advisory agreements with investment vehicles sponsored by affiliates and distributed in Europe and Asia.

Our Investment Management segment generates revenue through the collection of management fees on the assets we manage. These fees are typically based upon a percentage of AUM. In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on AUM exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform and distributed primarily by our Wealth Solutions segment. Investment Management also receives fees as the primary investment manager of our general account, which is managed on a market-based pricing basis. Finally, Investment Management generates revenues from a portfolio of seed capital investments, collateralized loan obligations and various funds.

Business Update

On August 1, 2023, we acquired all remaining equity interest in VFI SLK Global Services Private Limited previously held by SLK Software Private Limited ("SLK") and renamed the entity as Voya Global Services Private Limited ("Voya India"). Voya India was a private limited company in India formed pursuant to a joint venture agreement between us and SLK on August 1, 2019, with us and SLK holding 49% and 51% of ownership shares, respectively. The purpose of Voya India is to provide technology and business operation services to us. As a result of the acquisition, Voya India has become a wholly owned subsidiary of us and provides us with improved strategic and operational flexibility.

As part of the purchase consideration, an upfront payment of approximately $53 million was made at closing. We recorded a gain of $45 million in relation to revaluation of the existing investment in Voya India which was recorded in Net gains (losses) in the Consolidated Statements of Operations for the year ended December 31, 2023. Net assets acquired as part of this transaction included goodwill of $102 million. The revenues, expenses, assets and liabilities of the business acquired are reported in Corporate.

On January 24, 2023, we completed the acquisition of Benefitfocus, Inc. ("Benefitfocus"), an industry-leading benefits administration technology company that serves U.S. employers, health plans and brokers for a total purchase price consideration of $595 million. The acquisition has expanded the Company’s capacity to meet the growing demand for comprehensive benefits and savings solutions and increases its ability to deliver innovative solutions for employers and health plans. In connection with the acquisition, we have incurred $37 million of integration expenses for the year ended December 31, 2023 and expect to incur additional integration expenses in the future. These expenses include severance, consulting and business integration expenses and are recorded in Operating expenses in the period they are incurred. These expenses are classified as a component of Other adjustments to Income (loss) before income taxes and consequently are not included in the adjusted operating results of our segments.

On July 25, 2022, we completed a series of transactions pursuant to a Combination Agreement dated as of June 13, 2022 (the "AllianzGI Agreement") with Voya Investment Management LLC ("Voya IM") and VIM Holdings LLC ("VIM Holdings"), both our indirect subsidiaries, Allianz SE ("Allianz") and Allianz Global Investors U.S. LLC ("AllianzGI"), an indirect subsidiary of Allianz, pursuant to which the parties have combined Voya IM with assets and teams comprising specified strategies previously managed by AllianzGI. Following the transaction, we hold, indirectly, a 76% interest in VIM Holdings and operate the business, while Allianz holds, indirectly, the remaining 24%. The transaction increased Voya IM's AUM by approximately 40%. The acquisition has increased Voya IM's international scale and distribution and provides it with new investment strategies that help us meet the needs of a larger and more global client base. We incurred $68 million and $67 million of transaction and integration expenses, primarily related to this transaction for the years ended December 31, 2023 and 2022, respectively. We expect to incur additional integration expenses in future periods. These expenses include consulting, legal and business integration expenses and are recorded in Operating expenses in the period they are incurred. These expenses are classified as a component of Other adjustments to Income (loss) before income taxes and consequently are not included in the adjusted operating results of our segments.

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

Market Conditions

Extraordinary monetary accommodation to support a global economy negatively impacted by the pandemic is being unwound. Inflationary pressures related to easy monetary and fiscal policies, and the stagflationary impacts of the Russia-Ukraine war and global supply chain frictions, have been addressed by sharply tighter monetary policy. As the continued impact of sharply tighter global monetary policy works through the real economy, an increase in market volatility could affect our business, including through effects on the rate and spread component of yields we earn on invested assets, changes in required reserves and capital, and fluctuations in the value of our AUM and AUA. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation, levels of global trade, and geopolitical risk. In the short- to medium-term, the potential for increased volatility and slowing economic growth can pressure sales and reduce demand as consumers hesitate to make financial decisions. Financial performance can be adversely affected by market volatility as fees driven by AUM fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. As a company with strong retirement, investment management and insurance capabilities, however, we believe the market conditions noted above may, over the long term, enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable. For additional information on our sensitivity to interest rates and equity market prices, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

Interest Rate Environment

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:
•Our general account investment portfolio, which was approximately $36 billion as of December 31, 2023, consists predominantly of fixed income investments. At prevailing interest rate levels, new money investments or reinvestment of proceeds from maturities and asset paydowns are likely to be accretive to the overall portfolio earned rate. Higher interest rates, however, also reduce the prices of fixed income investments and the proceeds of bonds that are sold before maturity in the secondary market.
•Several of our products pay credited rates such as fixed accounts and a portion of the stable value accounts included within defined contribution retirement plans. During periods of rising interest rates, credited rates on our products generally lag the current market rates, which can result in elevated outflows from these products due to the availability of higher return investment options.

For additional information on the impact of the interest rate environment, see The level of interest rates may adversely affect our profitability, particularly during a period of rapidly increasing interest rates or in the event of a recurrence of a low interest rate environment in Risk Factors in Part I, Item 1A. of this Annual Report on Form 10-K. Also, for additional information on our sensitivity to interest rates, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

Seasonality and Other Matters

Our business results can vary from quarter to quarter as a result of seasonal factors. For all of our segments, the first quarter of each year typically has elevated operating expenses, reflecting higher payroll taxes, equity compensation grants, and certain other expenses that tend to be concentrated in the first quarter. Additionally, alternative investment income tends to be lower in the first quarter. Other seasonal factors that affect our business include:

Wealth Solutions
•The first quarter of each year tends to have the highest level of recurring deposits in Corporate Markets, due to the increase in participant contributions from the receipt of annual bonus award payments or annual lump sum matches and profit sharing contributions made by many employers. Corporate Market withdrawals also tend to increase in the first quarter as departing sponsors change providers at the start of a new year.
•In the third quarter of each year, education tax-exempt markets typically have the lowest recurring deposits, due to the timing of vacation schedules in the academic calendar.
•The fourth quarter of each year tends to have the highest level of single/transfer deposits due to new Corporate Market plan sales as sponsors transfer from other providers when contracts expire at the fiscal or calendar year-end. Recurring deposits in the Corporate Market may be lower in the fourth quarter as higher paid participants scale back or halt their contributions upon reaching the annual maximums allowed for the year. Finally, Corporate Market withdrawals tend to increase in the fourth quarter, as in the first quarter, due to departing sponsors.

Health Solutions
•The first quarter of each year tends to have the highest Group Life loss ratio. Sales for Group Life, Stop Loss, and Voluntary Benefits also tend to be the highest in the first quarter, as most of our contracts have January start dates in alignment with the start of our clients' fiscal years.
•The third quarter of each year tends to have the second highest Group Life, Stop Loss, and Voluntary Benefits sales, as a large number of our contracts have July start dates in alignment with the start of our clients' fiscal years.
•The fourth quarter of each year tends to have higher Voluntary Claims. This seasonality is generally driven by policyholders reassessing past incidents at the end of the year and during annual open enrollment.

Investment Management
•In the fourth quarter of each year, performance fees are typically higher due to certain performance fees being associated with calendar-year performance against established benchmarks and hurdle rates.

In addition to these seasonal factors, our results are impacted by the annual review of assumptions related to future policy benefits, which we generally complete in the third quarter of each year, and annual remeasurement related to our employee benefit plans, which we generally complete in the fourth quarter of each year. See Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Results of Operations

Operating Measures

In this MD&A, we discuss Adjusted operating earnings before income taxes and Adjusted operating revenues, each of which is a measure used by management to evaluate segment performance. For additional information on each measure, see Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Assets Under Management ("AUM") and Assets Under Advisement ("AUA")

A substantial portion of our fees, other charges and margins are based on AUM. AUM represents on-balance sheet assets supporting customer account values/liabilities and surplus as well as off-balance sheet institutional/mutual funds. Customer account values reflect the amount of policyholder equity that has accumulated within retirement, annuity and universal-life type products.

AUM includes general account assets managed by our Investment Management segment in which we bear the investment risk and separate account assets in which the contract owner bears the investment risk and institutional/mutual funds, which are excluded from our balance sheets. AUM-based revenues increase or decrease with a rise or fall in the amount of AUM, whether caused by changes in capital markets or by net flows. AUM is principally affected by net deposits (i.e., new deposits, less surrenders and other outflows) and investment performance (i.e., interest credited to contract owner accounts for assets that earn a fixed return or market performance for assets that earn a variable return). Separate account AUM and institutional/mutual fund AUM include assets managed by our Investment Management segment, as well as assets managed by third-party investment managers. Our Investment Management segment reflects the revenues earned for managing affiliated assets for our other segments as well as assets managed for third parties.

AUA represents accumulated assets on contracts pursuant to which we either provide administrative, advisement services, or distribution coverage, relationship management and client servicing or product guarantees for assets managed by third parties. These contracts are not insurance contracts and the assets are excluded from the Consolidated Financial Statements. Fees earned on AUA are generally based on the number of participants, asset levels or the level of services or product guarantees that are provided.

Our consolidated AUM/AUA includes eliminations of AUM/AUA managed by our Investment Management segment that is also reflected in other segments’ AUM/AUA and adjustments for AUM not reflected in any segments.

The following table presents AUM and AUA as of the dates indicated:

	As of December 31,
($ in millions)	2023	2022
AUM and AUA:
Wealth Solutions(1)	$544,319	$477,386
Health Solutions	1,833	1,880
Investment Management	377,744	376,963
Eliminations/Other	(110,383)	(111,893)
Total AUM and AUA(1)(2)	$813,513	$744,336

AUM	$462,079	$438,964
AUA	351,434	305,372
Total AUM and AUA(1)(2)	$813,513	$744,336
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

Other Measures

Net Revenue is a non-GAAP measure defined as Adjusted Operating Revenues less Interest credited and other benefits to contract owners/policyholders.

Total annualized in-force premiums and fees are defined as a full year of premium at the rate in effect at the end of the period. This measure provides information as to the growth and persistency trends in premium and fee revenue.

Interest adjusted loss ratios are defined as the ratio of benefits expense to premium revenue exclusive of the discount component in the change in benefit reserve. This measure reports the loss ratio related to mortality on life products and morbidity on health products.

Net gains (losses) and Net investment gains (losses) and related charges and adjustments include changes in the fair value of derivatives. Increases in the fair value of derivative assets or decreases in the fair value of derivative liabilities result in "gains." Decreases in the fair value of derivative assets or increases in the fair value of derivative liabilities result in "losses."

Results of Operations - Company Consolidated

The following table presents our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
($ in millions)	2023	2022	Change
Revenues:
Net investment income	$2,159	$2,281	$(122)
Fee income	1,916	1,742	174
Premiums	2,717	2,423	294
Net gains (losses)	(72)	(686)	614
Other revenue	327	148	179
Income (loss) related to consolidated investment entities	301	22	279
Total revenues	7,348	5,930	1,418
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	3,036	2,528	508
Operating expenses	3,096	2,542	554
Net amortization of Deferred policy acquisition costs and Value of business acquired	230	240	(10)
Interest expense	132	134	(2)
Operating expenses related to consolidated investment entities	176	58	118
Total benefits and expenses	6,670	5,502	1,168
Income (loss) from continuing operations before income taxes	678	428	250
Income tax expense (benefit)	(51)	(5)	(46)
Net income (loss)	729	433	296
Less: Net income (loss) attributable to noncontrolling interest	104	(77)	181
Less: Preferred stock dividends	36	36	—
Net income (loss) available to our common shareholders	$589	$474	$115

Consolidated - Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Total Revenues

Total Revenues increased $1,418 million from $5,930 million to $7,348 million. The following items contributed to the overall increase.

Net investment income decreased $122 million from $2,281 million to $2,159 million primarily due to:
•lower investment income on fixed maturity securities primarily due to interest rate movements and lower average volume; and
•lower alternative investment and prepayment fee income in the current period primarily driven by overall market performance.

    The decrease was partially offset by:

•higher investment income on short-term investments due to interest rate movements.

Fee income increased $174 million from $1,742 million to $1,916 million primarily due to:

•higher fee income in Investment Management primarily due to the addition of the AllianzGI business and market appreciation, partially offset by net outflows; and
•higher fee income in Wealth Solutions primarily driven by market appreciation and business growth, partially offset by a reduction in the average fee rate.

Premiums increased $294 million from $2,423 million to $2,717 million primarily due to:
•higher premiums in Health Solutions driven by growth across all blocks of business.

Net gains (losses) improved $614 million from a loss of $686 million to a loss of $72 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements;
•favorable equity security performance due to higher equity markets in the current period; and
•a gain from the revaluation of the investment in Voya India.

The improvement was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements.

Other revenue increased $179 million from $148 million to $327 million primarily due to:

•higher other revenue in Health Solutions primarily driven by the Benefitfocus acquisition.

    The increase was partially offset by:

•lower revenue from transition services agreements associated with the Individual Life transaction.

Income related to consolidated investment entities increased $279 million from $22 million to $301 million primarily due to:

•equity market impacts to limited partnership valuations; and
•an increase in interest income in collateralized loan obligations due to higher interest rates and a new fund launch.

Total Benefits and Expenses

Total benefits and expenses increased by $1,168 million from $5,502 million to $6,670 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $508 million from $2,528 million to $3,036 million primarily due to:

•higher benefits incurred in Health Solutions due to growth in in-force business and an unfavorable change due to the annual assumption update;
•an unfavorable change in the value of embedded derivatives associated with businesses reinsured primarily due to changes in interest rates;
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

Operating expenses increased $554 million from $2,542 million to $3,096 million primarily due to:
•an increase in Health Solutions expenses primarily driven by the acquisition of Benefitfocus and business growth;
•an increase in Investment Management expenses primarily driven by the addition of the AllianzGI business;
•an increase in Wealth Solutions expenses driven by business growth;
•closing and integration costs associated with the acquisition of Benefitfocus;
•an increase in the amortization of intangible assets associated with acquisitions;
•an increase in the deferred compensation plan liability due to equity market movements; and
•higher severance accruals in the current period.

The increase was partially offset by:

•a net favorable adjustment to acquisition-related assets and liabilities; and
•lower incentive compensation in Corporate.

Operating expenses related to consolidated investment entities increased $118 million from $58 million to $176 million primarily due to:

•increase in collateralized loan obligations interest costs due to higher rates and a new fund launch; and
•increase in interest costs of limited partnerships due to higher loans.

Income Tax Benefit

Income tax benefit increased $46 million from $5 million to $51 million primarily due to:

•the Security Life of Denver Company capital loss carryback. For more details, see the Income Taxes note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K;
•a change in noncontrolling interest; and
•the non-taxable Voya India gain.

The increase was partially offset by:

•an increase in income before income taxes;
•tax credits claimed in 2022 related to tax years 2012 - 2017.

Adjustments from Income (Loss) before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

For additional information on the reconciliation adjustments listed below, see the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Net investment gains (losses) improved $175 million from a loss of $190 million to a loss of $15 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•a gain from the revaluation of the investment in Voya India.

The improvement was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements.

Income (loss) related to businesses exited through reinsurance or divestment decreased $44 million from a loss of $138 million to a loss of $182 million primarily due to:

•an unfavorable impact from the third quarter annual assumption update; and
•net unfavorable market value changes on embedded derivatives primarily due to interest rate movements.

The decrease was partially offset by:

•a lower litigation reserve in the current period compared to the prior period; and
•a favorable change in the allowance for credit losses on reinsurance recoverable.

Other adjustments decreased $69 million from a loss of $111 million to a loss of $180 million primarily due to:

•closing and integration costs associated with the acquisition of Benefitfocus;
•an increase in the amortization of intangible assets associated with acquisitions; and
•higher severance accruals in the current period.

The decrease was partially offset by:

•a net favorable adjustment to acquisition-related assets and liabilities.

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

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$1,737	$1,756
Fee income	966	953
Other revenue	74	70
Total adjusted operating revenues	2,776	2,778
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	895	886
Operating expenses	1,162	1,101
Net amortization of DAC/VOBA	88	93
Total operating benefits and expenses	2,144	2,081
Adjusted operating earnings before income taxes	$632	$697

The following table presents Net revenue and Adjusted operating margin for our Wealth Solutions segment as of the dates indicated:

	Year Ended December 31,
($ in millions)	2023	2022
Adjusted operating earnings before income taxes	$632	$697

Total adjusted operating revenues	2,776	2,778
Less: Interest credited and other benefits to contract owners/policyholders	895	886
Net revenue	$1,881	$1,892

Adjusted operating margin(1)	33.6%	36.9%
(1) Adjusted operating earnings before income taxes divided by Net Revenue.

The following tables present Total Client Assets, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of December 31,
($ in millions)	2023	2022
Full Service	$185,379	$162,636
Recordkeeping	298,120	254,957
Total Defined Contribution	483,499	417,593
Investment-only Stable Value	35,188	38,148
Retail Client and Other Assets	32,840	29,156
Eliminations(1)	(7,208)	(7,511)
Total Client Assets(1)	$544,319	$477,386
(1) Includes asset eliminations which were previously reported in Recordkeeping and Retail Client Assets. Historical periods presented have been recast to conform with this change.

	As of December 31,
($ in millions)	2023	2022
Fee-based	$457,089	$387,961
Spread-based	31,327	33,881
Investment-only Stable Value	35,188	38,148
Retail Client Assets	27,923	24,908
Eliminations(1)	(7,208)	(7,511)
Total Client Assets(2)	$544,319	$477,386
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

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Wealth Solutions segment for the periods indicated:

	As of December 31,
($ in millions)	2023	2022
Full Service - Corporate markets:
Deposits	$16,591	$14,722
Surrenders, benefits and product charges	(14,627)	(11,910)
Net flows	1,964	2,812
Full Service - Tax-exempt markets:
Deposits	5,585	6,143
Surrenders, benefits and product charges	(10,495)	(6,002)
Net flows	(4,910)	141
Total Full Service Net Flows	$(2,945)	$2,953

Recordkeeping and Stable Value:
Recordkeeping Net Flows	$7,437	$766
Investment-only Stable Value Net Flows	$(4,265)	$1,215

Wealth Solutions - Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Adjusted operating earnings before income taxes decreased $65 million from $697 million to $632 million primarily due to:

•higher expenses primarily driven by business growth;
•lower net investment income primarily due to lower alternative asset returns and lower spread-based assets due to participant surrenders and fund transfer activities, partially offset by a higher portfolio yield; and
•higher crediting rates due to higher interest rates.

The decrease was partially offset by:

•higher fee income and other revenue primarily due to market appreciation and business growth, partially offset by a reduction in the average fee rate.

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$135	$134
Fee income	75	76
Premiums	2,673	2,378
Other revenue	198	(6)
Total adjusted operating revenues	3,082	2,582
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,895	1,680
Operating expenses	839	569
Net amortization of DAC/VOBA	33	29
Total operating benefits and expenses	2,767	2,278
Adjusted operating earnings before income taxes(1)	$315	$304
(1)The years ended December 31, 2023 and 2022 include $8 million unfavorable and $66 million favorable impacts, respectively, related to the annual review of assumption. See Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for further information.

The following table presents Net revenue and Adjusted operating margin for our Health Solutions segment as of the dates indicated:

	Year Ended December 31,
($ in millions)	2023	2022
Adjusted operating earnings before income taxes	$315	$304

Total adjusted operating revenues	3,082	2,582
Less: Interest credited and other benefits to contract owners/policyholders	1,895	1,680
Net revenue	$1,185	$902

Adjusted operating margin(1)	26.6%	33.7%
(1) Adjusted operating earnings before income taxes divided by Net Revenue.

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2023	2022
Sales by Product Line:
Group life and Disability	$135	$126
Stop loss	460	409
Total group products	595	536
Voluntary and Other(1)	157	149
Total sales by product line	$752	$684

Total gross premiums and deposits	$3,054	$2,724

Group life and Disability	905	833
Stop loss	1,500	1,258
Voluntary and Other(1)	926	689
Total annualized in-force premiums and fees	$3,331	$2,780

Loss Ratios:
Group life (interest adjusted)	82.5%	89.5%
Stop loss	73.2%	75.9%
Total Loss Ratio(2)(3)	67.2%	68.9%
(1) Includes benefit administration annual recurring revenue and Health Account Solutions products.
(2) The year ended December 31, 2022 loss ratio excludes $57 million of favorable reserve impact related to annual review of the assumptions.
(3) Total Loss Ratio is presented on a trailing twelve month basis.

Health Solutions - Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Adjusted operating earnings before income taxes increased $11 million from $304 million to $315 million primarily due to:

•higher premiums driven by growth across all three lines of business; and
•higher other revenue driven by the acquisition of Benefitfocus.

The increase was partially offset by:

•higher expenses primarily driven by the acquisition of Benefitfocus and business growth; and
•higher benefits to policyholders due to growth in in-force business, an unfavorable change due to the annual assumption update, partially offset by a lower total loss ratio and absence of COVID-19 impacts in the current period.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$33	$3
Fee income	881	736
Other revenue	2	17
Total adjusted operating revenues	916	756
Operating benefits and expenses:
Operating expenses	690	570
Total operating benefits and expenses	690	570
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	225	186
Less: Earnings (loss) attributable to Allianz noncontrolling interest	49	27
Adjusted operating earnings before income taxes	$177	$158

The following table presents Net revenue and Adjusted operating margin for our Investment Management segment as of the dates indicated:

	Year Ended December 31,
($ in millions)	2023	2022
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	$225	$186

Total adjusted operating revenues	916	756
Net revenue	$916	$756

Adjusted operating margin(1)	24.6%	24.7%
(1) Adjusted operating earnings before income taxes divided by Net Revenue.

Our Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Year Ended December 31,
($ in millions)	2023	2022
Investment Management intersegment revenues	$85	$91

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of December 31,
($ in millions)	2023	2022
External clients:
Institutional(1)	$148,722	$161,502
Retail(1)	138,239	121,833
Total external clients	286,961	283,335
General account	34,740	38,028
Total AUM(1)	321,701	321,363
AUA(2)	56,043	55,601
Total AUM and AUA(1)(2)	$377,744	$376,963
(1) Includes assets associated with the divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2023	2022
Net Flows:
Institutional	$(15,480)	$3,675
Retail	1,474	(2,601)
Divested businesses	(2,058)	(2,156)
Total	$(16,063)	$(1,082)

Investment Management - Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Adjusted operating earnings before income taxes including Allianz noncontrolling interest increased $39 million from $186 million to $225 million primarily due to:

•higher fee income and other revenue primarily due to the addition of the AllianzGI business and market appreciation, partially offset by net outflows; and
•higher investment capital returns primarily driven by overall market performance.

The increase was partially offset by:

•higher operating expenses primarily driven by addition of the AllianzGI business.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Year Ended December 31,
($ in millions)	2023	2022
Adjusted operating revenues:
Net investment income and net gains (losses)	$28	$8
Other revenue	21	59
Total adjusted operating revenues	48	67
Operating benefits and expenses:
Operating expenses(1)	96	142
Interest expense(2)	161	177
Total operating benefits and expenses	256	319
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	(208)	(253)
Less: Earnings (loss) attributable to Allianz noncontrolling interest	(1)	(1)
Adjusted operating earnings before income taxes	$(207)	$(251)
(1) Includes expenses from corporate activities and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Adjusted operating earnings before income taxes including Allianz noncontrolling interest improved $45 million from a loss of $253 million to a loss of $208 million primarily due to:

•lower operating expenses due to stranded costs in the prior period and lower incentive compensation in the current period, partially offset by an increase in the deferred compensation liability;
•higher investment income due to the increase in short-term rates on assets backing surplus in excess of amounts held at the segment level; and
•lower interest expense driven by cumulative debt extinguishments.

The improvement was partially offset by:

•lower other revenue from transition services agreements associated with the Individual Life transaction.

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

While investment income on these assets can be volatile, based on current plans, we expect to earn 9.0% on these assets over the long-term.

The following table presents the alternative investment income and the average assets of alternative investments as of the dates indicated:

	Year Ended December 31,
($ in millions)	2023	2022
Wealth Solutions:
Alternative investment income	$66	$91
Average alternative investments	1,606	1,608
Health Solutions:
Alternative investment income	7	8
Average alternative investments	169	164
Investment Management:
Alternative investment income	27	1
Average alternative investments	322	337

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

Consolidated Sources and Uses of Liquidity and Capital

Our principal available sources of liquidity are product charges, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, equity securities issuance, repurchase agreements, contract deposits and securities lending. Primary uses of these funds are payments of policyholder benefits, commissions and operating expenses, interest credits, dividends, debt maturities and redemptions, share repurchases, investment purchases, business acquisitions and contract maturities, withdrawals and surrenders.

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

We estimate that our excess capital (which we define as the amount of total adjusted capital in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of December 31, 2023 was approximately $0.4 billion.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Year Ended December 31,
($ in millions)	2023	2022
Beginning cash and cash equivalents balance	$209	$202
Sources:
Proceeds from loans from subsidiaries, net of repayments	—	34
Dividends and returns of capital from subsidiaries	1,057	1,210
Repayment of loans to subsidiaries, net of new issuances	250	65
Debt issuance(1)	388	—
Amounts received from subsidiaries under tax sharing agreements, net	83	47
Collateral received, net	16	—
Settlement of amounts due from (to) subsidiaries and affiliates, net	147	60
Discounts and fees received for debt extinguishment	—	2
Asset maturities and investment income, net	7	26
Derivatives, net	10	—
Other, net	—	2
Total sources	1,958	1,446
Uses:
Payment of interest expense	111	111
Capital provided to subsidiaries	8	—
Payment for business acquisitions	611	—
Repayments of loans from subsidiaries, net of new issuances	204	—
Debt repurchase	393	366
Payment of income taxes, net	4	14
Common stock acquired - Share repurchase	369	750
Share-based compensation	47	40
Dividends paid on preferred stock	36	36
Dividends paid on common stock	125	80
Collateral delivered, net	—	5
Derivatives, net	—	37
Other, net	53	—
Total uses	1,961	1,439
Net increase (decrease) in cash and cash equivalents	(3)	7
Ending cash and cash equivalents balance	$206	$209
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

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations for the years ended December 31, 2023 and 2022. As of December 31, 2023, we were authorized to repurchase shares up to an aggregate purchase price of $397 million.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

($ in millions)	Year Ended December 31,
	2023	2022
Dividends paid on common shares	$125	$80
Repurchases of common shares (at cost)	374	750
Total	$499	$830

Subsequent to December 31, 2023, we repurchased approximately 1.5 million shares pursuant to 10b5-1 plans and through open market repurchases for an aggregate purchase price of $107 million.

Preferred Stock

Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A and Series B preferred stock for the last preceding dividend period.

During the year ended December 31, 2023, we declared and paid dividends of $20 million and $16 million on the Series A and Series B preferred stock, respectively. During the year ended December 31, 2022, we declared and paid dividends of $20 million and $16 million on the Series A and Series B preferred stock, respectively. As of December 31, 2023, there were no preferred stock dividends in arrears. See the Shareholders' Equity Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on preferred stock issuances.

Debt

As of December 31, 2023, we had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the year ended December 31, 2023:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Total long-term debt	$2,094	$400	$(393)	$(4)	$2,097

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

Credit Facilities

See the Financing Agreements Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information on credit facilities, including our senior unsecured credit facility.

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

We did not recognize any asset or liability as of December 31, 2023 in relation to intercompany indemnifications, guarantees or support agreements. As of December 31, 2023, no guarantees existed in which we were required to currently perform under these arrangements.

Repurchase Agreements and Securities Pledged

We enter into reverse repurchase agreements and engage in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase our return on investments and improve liquidity. Additionally, we engage in securities lending whereby certain securities from our portfolio are loaned to other institutions for short periods of time.

See Business, Basis of Presentation and Significant Accounting Policies and Investments (excluding Consolidated Investment Entities) Notes to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on repurchase agreements and our securities lending program.

FHLB

We are currently a member of the FHLB of Boston and the FHLB of Des Moines and may engage in transactions with FHLB for investment income enhancement and/or liquidity purposes. We are required to maintain a collateral deposit to back any funding agreements issued by the FHLB. We have the ability to obtain funding from the FHLBs, in the form of non-putable funding agreements, based on a percentage of the value of our assets and subject to the availability of eligible collateral. The types of securities generally pledged include mortgage securities, commercial real estate and U.S. treasury securities. Our borrowing capacity is also limited by the lending value of our assets eligible to be pledged to the FHLB. As of December 31, 2023 our available collateral value was approximately $1.8 billion for VRIAC and RLI. As of December 31, 2022 the lending value of collateral was approximately $2.4 billion for VRIAC and RLI.

We had $1.2 billion and $1.3 billion in FHLB funding agreements as of December 31, 2023 and 2022, respectively, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, we had assets with a market value of approximately $2.0 billion and $1.8 billion, respectively, which collateralized the FHLB funding agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of December 31, 2023, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.4 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of December 31, 2023, Voya Financial, Inc. had $445 million in outstanding borrowings from subsidiaries and had loaned $293 million to its subsidiaries.

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

A downgrade in our credit ratings or the credit or financial strength ratings of our rated subsidiaries could have a material adverse effect on our results of operations and financial condition. See A downgrade or a potential downgrade in our financial strength or credit ratings may result in a loss of business and adversely affect our results of operations and financial condition in Risk Factors in Part I, Item 1A. of this Annual Report on Form 10-K.

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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium or long-term trend in credit fundamentals, which if continued, may lead to a rating change. In December of 2023, Moody’s confirmed its outlook for the U.S. life insurance sector as stable. Also, in November of 2023, A.M. Best maintained a stable outlook on the U.S. life insurance sector and Fitch changed its outlook from neutral to improving for the North American life insurance sector.

Reinsurance

We reinsure our business through a diversified group of well-capitalized, highly rated reinsurers. However, we remain liable to the extent our reinsurers do not meet their obligations under the reinsurance agreements. We monitor trends in arbitration and any litigation outcomes with our reinsurers. Collectability of reinsurance balances is evaluated by monitoring ratings and evaluating the financial strength of our reinsurers. Large reinsurance recoverable balances with offshore or other non-accredited reinsurers are secured through various forms of collateral, including secured trusts, funds withheld accounts and irrevocable LOCs. For additional information regarding our reinsurance recoverable balances, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. and the Reinsurance Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

Restrictions on Dividends and Returns of Capital from Subsidiaries

We depend on dividends and other distributions from our subsidiaries as the principal source of cash to meet our obligations. These subsidiaries include our principal subsidiaries listed in Our Organizational Structure in Part I, Item 1. of this Annual Report on Form 10-K as well as other direct and indirect subsidiaries. Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Voya Financial, Inc. and other affiliates under applicable insurance laws and regulations. These restrictions are based in part on the prior year’s statutory income and surplus. Generally, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Otherwise, dividends are considered extraordinary, and are subject to approval by the insurance department of the respective state of domicile of the insurance subsidiary requesting the dividend.

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

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies. For the years ended December 31, 2023 and 2022, dividends, net of capital contributions, received by Voya Financial, Inc. and Voya Holdings from non-life subsidiaries were $82 million and $75 million, respectively.

Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries

Each of our Principal Insurance subsidiaries is subject to minimum risk-based capital (“RBC”) requirements based upon the laws of its state of domicile. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks. RBC ratios, expressed as Total Adjusted Capital (“TAC”) to Company Action Level (“CAL”), may increase or decrease depending on a variety of factors including income or losses generated by the insurance subsidiary, additional capital held to support business objectives, market conditions, as well as changes to the NAIC RBC framework. State insurance regulators use the RBC requirements to identify inadequately capitalized insurers. Not meeting the minimum amount of capital based upon RBC requirements may subject the insurer to varying levels of regulatory oversight. As of December 31, 2023, the Total Adjusted Capital of each of our insurance subsidiaries exceeded statutory minimum RBC levels.

The following table summarizes the estimated ratio of TAC to CAL on a combined basis primarily for our Principal Insurance Subsidiaries adjusted for an intercompany loan of $435 million and $121 million as of December 31, 2023 and 2022, respectively.

($ in millions)			($ in millions)
As of December 31, 2023			As of December 31, 2022
CAL	TAC	Ratio	CAL	TAC	Ratio
$778	$3,365	433%	$817	$4,002	490%

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

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our total capitalization. The following table presents our leverage ratios for the periods indicated:

	As of December 31,
($ in millions)	2023	2022
Financial Debt
Total financial debt	$2,098	$2,235
Other financial obligations(1)	312	265
Total financial obligations	2,410	2,500
Mezzanine equity
Allianz noncontrolling interest	175	166
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	5,981	5,792
Total equity, excluding AOCI	6,593	6,404
AOCI	(2,400)	(3,055)
Total Voya Financial, Inc. shareholders' equity	4,193	3,349
Noncontrolling interest	1,685	1,482
Total shareholders' equity	$5,878	$4,831
Capital
Capitalization(3)	$6,291	$5,584
Adjusted capitalization excluding AOCI(4)	$10,863	$10,552
Leverage Ratios
Debt-to-Capital(5)	33.3%	40.0%
Financial Leverage excluding AOCI(6)	27.8%	29.5%
(1) Includes operating leases, finance leases, and unfunded pension plan after-tax.
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

Our Financial Leverage Ratio, excluding AOCI, decreased from 29.5% at December 31, 2022 to 27.8% at December 31, 2023. This decrease was primarily driven by Net income available to common shareholders which increased Common equity, excluding AOCI, a decrease in Total financial debt due to debt extinguishment and an increase in Noncontrolling interest, partially offset by repurchases of common stock which decreased Common equity, excluding AOCI.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents our on- and off- balance sheet contractual obligations due in various periods as of December 31, 2023. The payments reflected in this table are based on our estimates and assumptions about these obligations and consequently the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Purchase obligations(1)	$1,096	$1,086	$10	$—	$—
Reserves for insurance obligations(2)(3)	55,415	5,069	7,265	6,828	36,253
Retirement and other plans(4)	1,728	149	316	332	931
Short-term and long-term debt obligations(5)	3,293	104	1,161	129	1,899
Operating leases(6)	90	29	32	19	10
Finance leases(7)	101	12	24	25	40
Securities lending, repurchase agreements and collateral held(8)	1,347	1,230	—	—	117
Other obligations(9)	159	61	98	—	—
Total(10)	$63,229	$7,740	$8,906	$7,333	$39,250
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
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting assumptions. Estimated cash payments are undiscounted for the time value of money. Accordingly, the sum of cash flows presented of $55.4 billion significantly exceeds the sum of Future policy benefits and Contract owner account balances of $48.7 billion recorded on our Consolidated Balance Sheets as of December 31, 2023. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
(3) Contractual obligations related to certain closed blocks that were divested through reinsurance to third parties with reserves in the amount of $1.1 billion, have been excluded from the table. Although we are not relieved of legal liability to the contract holder for these closed blocks, third-party collateral of $1.2 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(6) Operating leases consist primarily of outstanding commitments for office space.
(7) Finance lease obligation is associated with office space leases or service contracts.
(8) Securities loan, repurchase agreements, and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative and cleared derivative contracts as well as the obligations related to borrowings under repurchase agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements and collateral held include off-balance sheet non-cash collateral of $215 million and $11 million, respectively.
(9) Other obligations consist of contingent consideration liability and liability on reinsurance.
(10) Unrecognized tax benefits are excluded from the table due to immateriality. In addition, in 2015 we entered into a put option agreement with a Delaware trust that gives Voya Financial, Inc. the right, at any time over a 10.0-year period, to issue up to $500 million of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See the Financing Agreements and Income Taxes Notes to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form10-K for more information on this agreement.

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

Effective January 1, 2023, we adopted Accounting Standards Update ("ASU") 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts ("ASU 2018-12"). As a result, we made changes to the Reserves for future policy benefits critical accounting estimate, which are noted below. In addition, deferred policy acquisition costs and value of business acquired are no longer considered critical estimates, as the amortization methodology is no longer subject to a significant degree of variability and does not require a high degree of judgment.

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Reserves for Future Policy Benefits

Principal assumptions used to establish the liability for future policy benefits include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, inflation and benefit utilization. Other than interest rate assumptions, these assumptions are based on our experience and periodically reviewed against industry standards. The assumptions used require considerable judgments. Changes in, or deviations from, the assumptions used can significantly affect our reserve levels and related results of operations.
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

Assumptions that are critical to the determination of expected future benefit payments and premium cash flows include estimates of mortality, morbidity and persistency and represent management's best estimate of future outcomes. We review these assumptions at least annually against actual experience and, based on additional information that becomes available, update them if necessary. The annual review of assumptions is generally performed in the third quarter and could have a significant impact on our reserves and results of operations.

For the third quarter of 2023, the impact of annual assumption updates was $67 million unfavorable, of which $8 million was an unfavorable impact to Adjusted operating earnings before income taxes. The unfavorable remeasurement impact within Adjusted operating earnings was related to the Health Solutions segment, primarily driven by unfavorable mortality experience. The total impact from assumption changes is mainly reflected in Interest credited to contract owner account balances, Policyholder benefits and Net gains (losses) in the Consolidated Statements of Operations.

For the third quarter of 2022, the impact of annual assumption updates on Adjusted Operating earnings before income taxes was approximately $66 million favorable. This is comprised of favorable remeasurement reserve impact in our Health Solutions business driven by favorable mortality and morbidity experience.

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

($ in millions)	As of December 31, 2023

An assumed increase in future mortality by 1%	$(1.6)
An assumed increase in future morbidity by 1%	$(0.3)
An assumed increase in future persistency by 1%	$(0.4)
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

See the Reserves for Future Policy Benefits and Contract Owner Account Balances Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on our reserves for future policy benefits and contract owner account balances. In addition, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K for additional information regarding specific hedging strategies we utilize to mitigate risk for the product guarantees, as well as sensitivities of the embedded derivative and stand-alone derivative liabilities to changes in certain capital markets assumptions.

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

We have certain credit default swaps ("CDS") and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants.

We also have investments in certain fixed maturities and have issued certain universal life-type ("UL-type") and annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. For additional information regarding the valuation of and significant assumptions associated with embedded derivatives and stand-alone derivatives associated with certain UL-type and annuity contracts, see "Reserves for Future Policy Benefits" above.

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

Goodwill

Goodwill testing is performed at the reporting unit level and consists of qualitative or quantitative assessments. In the qualitative assessment, we consider relevant events and circumstances that could affect the significant inputs used to determine the fair value of the reporting unit. If, when reviewing the qualitative factors, it is determined it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. The determination of fair value for our reporting units is primarily based on an income approach whereby we use discounted cash flows for each reporting unit. We apply significant judgment to our discounted cash flow models when determining the estimated fair value of our reporting units. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected adjusted earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, projections of new and renewed business, as well as margins on such business, interest rate levels, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit. As a result of goodwill testing, the Company concluded there was no requirement for goodwill impairment for the years ended December 31, 2023, 2022, and 2021.

Other Intangible Assets

The Company’s indefinite-lived intangible assets primarily relate to the right to manage client assets. The approach to testing indefinite-lived intangibles is similar to the impairment testing approach applied to goodwill, except that the testing is performed with reference to the carrying amount and fair value of the intangible asset.

Finite-lived intangible assets include primarily management contract rights, customer relationship lists and computer software and are reviewed periodically for indicators of change in useful lives or impairment. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. Significant estimates in the determination of fair value for this purpose include the projected net cash flow attributable to the intangible asset and the rate at which future net cash flows are discounted for purposes of estimating fair value, as applicable.

During the fourth quarter of 2023, the Company recognized an impairment loss in relation to a management contract rights intangible asset associated with a prior acquisition within the Investment Management segment, which is included in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2023, and excluded from Adjusted operating earnings before income taxes. See the Goodwill and Other Intangible Assets Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional details on the impairment.

Income Taxes

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred tax liabilities and assets for items recognized differently in our Consolidated Financial Statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments are reevaluated on a quarterly basis and as regulatory and business factors change.

During the year, we had gains on available-for-sale securities in Other comprehensive income of $863 million, resulting in overall unrealized capital losses of $(2.3) billion in Accumulated other comprehensive income as of December 31, 2023. The gains generated during the year reduced the prior year deferred tax asset ("DTA") related to the unrealized capital losses. We expect this DTA to be utilized by our capital loss carryback capacity and hold to maturity tax planning strategy. Significant future increases to interest rates and/or the occurrence of other unexpected circumstances, such as changes in the economic environment, liquidity and investment strategy, could result in recording a related valuation allowance on our deferred tax assets in a future period.

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

For further information on our income taxes, including information on the valuation allowance, see the Income Taxes Note in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Law

Certain changes or future events, such as changes in tax legislation, geographic mix of earnings, completion of tax audits, planning opportunities and expectations about future outcomes could have an impact on our estimates of deferred taxes, valuation allowances, tax provisions, and effective tax rates.

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% corporate alternative minimum tax ("CAMT") and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. The Internal Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. Based on this guidance, we do not expect to be subject to the CAMT for 2024. We do expect to be subject to the 1% excise tax but do not expect that it will have a material impact to our financial statements.

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

The table below summarizes the components of the net actuarial (gains) losses related to the Plans' pension obligations recognized within Operating expenses in our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
(Gain)/Loss Recognized ($ in millions)	2023	2022
Discount Rate	$37	$(571)
Asset Returns	(49)	534
Demographic Data and other	8	31
Total Net Actuarial (Gain)/Loss Recognized	$(4)	$(6)

For the year ended December 31, 2023, we decreased our Plans' discount rate by 0.19% resulting in an increase in our benefit obligations and a corresponding actuarial loss of $37 million. This decrease in the discount rate was driven by the decrease in corporate AA yields. For the year ended December 31, 2022, we increased our Plans' discount rate by 2.47% resulting in an decrease in our benefit obligations and a corresponding actuarial gain of $571 million. This increase in the discount rate was driven by increase in the 30-year Treasury and corporate AA yields.

The asset returns are only applicable to the Retirement Plan as assets are not held by any of the other pension and other postretirement plans. Our expected long-term rate of return on our Retirement Plan assets was 5.82% and 4.85% for 2023 and 2022, respectively. Our expected return on Retirement Plan assets is calculated using 30-year forward looking assumptions based on the long-term target asset allocation. In 2023, the actual return on our Retirement Plan assets was approximately 9.0%, resulting in an actuarial gain of $49 million. In 2022, the actual return on our Retirement Plan assets was approximately (19.1)%, resulting in an actuarial loss of $534 million.

Sensitivity

The discount rate and expected rate of return assumptions relating to our defined benefit pension plans have historically had the most significant effect on our net periodic benefit costs and the projected and accumulated projected benefit obligations associated with these plans.

The discount rate is based on current market information provided by plan actuaries. The discount rate modeling process involves selecting a portfolio of high quality, non-callable bonds that will match the cash flows of the defined benefit pension plans. The weighted average discount rate in 2023 for the net periodic benefit cost was 5.47% for the Plans. The discount rate as of December 31, 2023 for the benefit obligation of the Plans was 5.28%.

As of December 31, 2023, the sensitivities of the effect of a change in the discount rate are as presented below. This represents the estimate of actuarial gains (losses) that would be recognized immediately through Operating expenses in our Consolidated Statements of Operations:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans
Increase in discount rate by 100 basis points	$(181)
Decrease in discount rate by 100 basis points	216

($ in millions)	Increase (Decrease) in Pension Benefit Obligation
Increase in discount rate by 100 basis points	$(181)
Decrease in discount rate by 100 basis points	216

The discount rate to be used to determine interest cost for 2024 is 5.28%. The estimated impact of this change, as well as actuarial loss on discount rate experienced during 2023, is expected to have an immaterial impact on our net periodic pension cost.

The expected rate of return considers the asset allocation, historical returns on the types of assets held and current economic environment. Based on these factors, we expect that the assets will earn an average percentage per year over the long term. This estimation is based on an active return on a compound basis, with a reduction for administrative expenses and manager fees paid to non-affiliated companies from the assets. For estimation purposes, we assume the long-term asset mix will be consistent with the current mix. Changes in the asset mix could impact the amount of recorded pension income or expense, the funded status of the Retirement Plan and the need for future cash contributions. The expected rate of return for 2023 was 5.82%, net of expenses, for the Retirement Plan.

As of December 31, 2023, the effect of a change in the actual rate of return on the net periodic benefit cost is presented in the table below. This represents the estimate of actuarial gains (losses) that would be recognized immediately through Operating expenses in our Consolidated Statements of Operations:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans
Increase in actual rate of return by 100 basis points	$(17)
Decrease in actual rate of return by 100 basis points	17

The expected rate of return for 2024 is 6.0%, net of expenses, for the Retirement Plan. The estimated impact of this change as well as the actuarial gain experienced on plan assets in 2023 is expected to decrease our net periodic benefit cost by approximately $8 million.

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

Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, alternative investments and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, bonds issued by states and municipalities, ABS, traditional MBS and various collateralized mortgage obligation ("CMO") tranches managed in combination with financial derivatives as part of a proprietary strategy known as CMO-B.

We use derivatives for hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, interest rate risk, credit risk and market risk. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently.

See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information on investments. Additionally, see the Consolidated Balance Sheets to our Consolidated Financial Statements Part II, Item 8. of this Annual Report on Form 10-K for a composition of our investment portfolio.

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

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2023 and 2022, the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2023
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$403	$—	$—	$—	$—	$—	$403
U.S. Government agencies and authorities	56	—	—	—	—	—	56
State, municipalities and political subdivisions	732	39	—	—	—	—	771
U.S. corporate public securities	2,493	4,891	239	42	1	—	7,666
U.S. corporate private securities	1,799	2,576	312	64	9	—	4,760
Foreign corporate public securities and foreign governments(1)	834	1,669	113	84	—	2	2,702
Foreign corporate private securities(1)	280	2,396	114	4	18	—	2,812
Residential mortgage-backed securities	3,415	35	8	1	9	8	3,476
Commercial mortgage-backed securities	2,879	484	94	16	15	7	3,495
Other asset-backed securities	2,143	284	7	11	1	24	2,470
Total fixed maturities	$15,034	$12,374	$887	$222	$53	$41	$28,611
% of Fair Value	52.6%	43.2%	3.1%	0.8%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$581	$—	$—	$—	$—	$—	$581
U.S. Government agencies and authorities	59	—	—	—	—	—	59
State, municipalities and political subdivisions	787	58	—	—	—	—	845
U.S. corporate public securities	2,485	5,357	307	36	—	16	8,201
U.S. corporate private securities	1,684	2,677	234	89	8	—	4,692
Foreign corporate public securities and foreign governments(1)	945	1,829	104	64	—	7	2,949
Foreign corporate private securities(1)	367	2,531	99	26	11	—	3,034
Residential mortgage-backed securities	3,919	34	4	1	10	9	3,977
Commercial mortgage-backed securities	3,258	521	85	12	5	2	3,883
Other asset-backed securities	1,767	325	7	10	6	21	2,136
Total fixed maturities	$15,852	$13,332	$840	$238	$40	$55	$30,357
% of Fair Value	52.2%	43.9%	2.8%	0.8%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2023 and 2022, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:
• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2023
ARO Quality Ratings(2)	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$403	$—	$—	$—	$403
U.S. Government agencies and authorities	—	55	—	—	1	56
State, municipalities and political subdivisions	46	447	239	39	—	771
U.S. corporate public securities	25	351	2,209	4,785	296	7,666
U.S. corporate private securities	22	231	1,509	2,546	452	4,760
Foreign corporate public securities and foreign governments(1)	8	147	728	1,598	221	2,702
Foreign corporate private securities(1)	—	40	216	2,360	196	2,812
Residential mortgage-backed securities	1,157	2,075	31	48	165	3,476
Commercial mortgage-backed securities	249	1,360	770	949	167	3,495
Other asset-backed securities	189	593	1,345	289	54	2,470
Total fixed maturities	$1,696	$5,702	$7,047	$12,614	$1,552	$28,611
% of Fair Value	5.9%	19.9%	24.6%	44.2%	5.4%	100.0%
(1) Primarily U.S. dollar denominated.
(2) In 2023, Fitch downgraded the United States long-term credit rating from AAA to AA+. As a result, the effective ratings on all Treasury and Agency guaranteed mortgage-backed securities were similarly lowered from AAA to AA+.

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

Unrealized Capital Losses

As of December 31, 2023 and 2022, we held six and ten fixed maturities with unrealized capital loss in excess of $10 million, respectively. As of December 31, 2023 and 2022, the unrealized capital losses on these fixed maturities were $70 million or 2.6% and $114 million or 3.3% of the total unrealized losses, respectively.

As of December 31, 2023, we held $2.1 billion of energy sector fixed maturity securities, constituting 7.3% of the total fixed maturities portfolio, with gross unrealized capital losses of $104 million, including zero energy sector fixed maturity security with unrealized capital losses in excess of $10 million. As of December 31, 2023, our fixed maturity exposure to the energy sector is comprised of 92.1% investment grade securities.

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

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	December 31, 2023			December 31, 2022
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$1,779	$1,795	97.3%	$2,267	$2,270	97.9%
2	33	33	1.8%	33	32	1.4%
3	—	1	0.1%	—	—	—%
4	—	—	—%	—	—	—%
5	4	7	0.4%	5	7	0.3%
6	7	8	0.4%	8	9	0.4%
Total	$1,823	$1,844	100.0%	$2,313	$2,318	100.0%

For CMO securities where we elected the fair value option ("FVO"), amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives not qualifying for hedge accounting and used in our CMO-B portfolio as of the dates indicated:

	December 31, 2023			December 31, 2022
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Interest Rate Contracts	$11,234	$143	$321	$12,414	$215	$350

The Company utilize interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	December 31, 2023			December 31, 2022
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$72	$78	4.2%	$70	$79	3.4%
Interest Only (IO)	965	966	52.5%	914	915	39.5%
Inverse IO	519	530	28.7%	527	528	22.8%
Principal Only (PO)	65	65	3.5%	77	79	3.4%
Floater	5	5	0.3%	6	6	0.3%
Agency Credit Risk Transfer	169	172	9.3%	645	638	27.5%
Other	28	28	1.5%	74	73	3.1%
Total	$1,823	$1,844	100.0%	$2,313	$2,318	100.0%

During the year ended December 31, 2023, the market value of our CMO-B securities portfolio was lower on a combination of transactional activity and valuation movements among tranche types. Transactional activity includes participating in tender offers of Agency Credit Risk Transfer securities.

The following table presents the returns of our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Net investment income	$300	$489	$599
Net gains (losses)(1)	(106)	(437)	(642)
Income (loss) from continuing operations before income taxes	$194	$52	$(43)
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Income (loss) before income taxes	$194	$52	$(43)
Realized gains (losses) including impairment	(5)	17	(27)
Fair value adjustments	22	146	239
Total adjustments to income (loss)	18	163	212
Adjusted operating earnings before income taxes	$211	$215	$169

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	December 31, 2023
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,925	$20	$36	$—	$1,909
Prime Non-Agency	1,706	12	218	—	1,500
Alt-A	52	4	1	2	57
Sub-Prime(1)	24	1	1	—	24
Total	$3,707	$37	$256	$2	$3,490
(1) Includes subprime other asset backed securities.

	December 31, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,957	$19	$50	$1	$1,927
Prime Non-Agency	2,194	10	238	—	1,966
Alt-A	66	5	2	2	71
Sub-Prime(1)	30	1	1	—	30
Total	$4,247	$35	$291	$3	$3,994
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of the dates indicated:

	December 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2023	$—	$—	$4	$4	$4	$4	$—	$—	$—	$—	$8	$8
2022	25	24	118	94	135	126	115	107	—	—	393	351
2021	107	99	209	144	223	198	312	281	18	15	869	737
2020	41	40	46	36	64	52	152	125	11	8	314	261
2019	14	12	164	144	95	82	272	208	20	14	565	460
Prior	85	74	1,085	938	353	308	280	228	195	130	1,998	1,678
Total	$272	$249	$1,626	$1,360	$874	$770	$1,131	$949	$244	$167	$4,147	$3,495

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2022	$105	$89	$58	$53	$178	$166	$115	$102	$43	$43	$499	$453
2021	238	181	86	77	213	187	324	283	8	8	869	736
2020	74	66	31	27	74	59	155	125	—	—	334	277
2019	169	149	38	36	130	115	297	241	8	6	642	547
2018	110	95	20	18	96	86	40	33	19	15	285	247
Prior	835	724	228	214	345	314	320	274	109	97	1,837	1,623
Total	$1,531	$1,304	$461	$425	$1,036	$927	$1,251	$1,058	$187	$169	$4,466	$3,883

As of December 31, 2023, 82.4% and 13.8% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 83.7% and 13.6% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	December 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$143	$143	$523	$524	$1,201	$1,203	$120	$119	$60	$42	$2,047	$2,031
Auto-Loans	1	1	—	—	—	—	—	—	—	—	1	1
Student Loans	4	3	73	66	—	—	—	—	—	—	77	69
Credit Card loans	1	1	—	—	3	2	—	—	—	—	4	3
Other Loans	49	41	2	2	151	138	180	166	5	5	387	352
Total(1)	$198	$189	$598	$592	$1,355	$1,343	$300	$285	$65	$47	$2,516	$2,456
(1) Excludes subprime other asset backed securities.

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$135	$131	$375	$359	$1,064	$1,001	$121	$112	$60	$42	$1,755	$1,645
Auto-Loans	1	1	8	7	—	—	—	—	—	—	9	8
Student Loans	12	12	86	77	—	—	1	—	—	—	99	89
Credit Card loans	—	—	—	—	3	2	—	—	—	—	3	2
Other Loans	52	43	3	3	129	114	240	215	—	—	424	375
Total(1)	$200	$187	$472	$446	$1,196	$1,117	$362	$327	$60	$42	$2,290	$2,119
(1) Excludes subprime other asset backed securities.

As of December 31, 2023, 86.7% and 11.6% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 82.9% and 15.4% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of December 31, 2023 and 2022, our mortgage loans on real estate portfolio had a weighted average DSC of 1.94 times and 1.91 times, and a weighted average LTV ratio of 45.0% and 45.4%, respectively. See the Investments (excluding Consolidated Investment Entities) Note and Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

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

As of December 31, 2023, our total European exposure had an amortized cost and fair value of $2,714 million and $2,560 million, respectively. Some of the major country level exposures were in the United Kingdom of $1,117 million, in The Netherlands of $247 million, in France of $249 million, in Germany of $172 million, in Switzerland of $107 million, in Ireland of $133 million, and in Belgium of $58 million. Our direct exposure in Eastern Europe is comparatively small, with $1 million of exposure in Russia and none in Ukraine or Belarus.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the "Parent Issuer") has issued certain notes pursuant to transactions registered under the Securities Act of 1933. As of December 31, 2023, such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, and the 3.976% senior notes due 2025 with an aggregate principal amount of $1.5 billion (collectively, the "Senior Notes") and (ii) the 4.7% fixed-to-floating rate junior subordinated notes due 2048, with principal amount of $336 million. As of December 31, 2022 such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, with an aggregate principal amount of $1.1 billion and (ii) the 5.65% fixed-to-floating rate junior subordinated notes due 2053 and the 4.7% fixed-to-floating rate junior subordinated notes due 2048, with an aggregate principal amount of $724 million.(collectively, the "Junior Subordinated Notes" and, together with the Senior Notes, the "Registered Notes").

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated:

	As of and for the year ended December 31,
($ in millions)	2023	2022
Summarized Statements of Operations Information:
Total revenues	$133	$(21)
Total benefits and expenses	216	205
Income (loss), net of tax	(59)	346
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(59)	346
Net income (loss) available to Obligor Group	(59)	346

Summarized Balance Sheets Information:
Total investments	32	29
Cash and cash equivalents	207	210
Deferred income tax assets	875	910
Goodwill	94	94
Loans to non-obligated subsidiaries	227	89
Due from non-obligated subsidiaries	8	15
Total assets	1,466	1,359

Short-term debt with non-obligated subsidiaries	445	262
Long-term debt	2,097	2,094
Total liabilities	$2,747	$2,554

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

The CRO and the Enterprise Risk Management team are responsible for managing and aggregating risk at a company-wide level. The scope, roles, responsibilities and authorities of the risk management function are described in a Risk Management Policy to which our businesses must adhere. Our Risk Committee discusses and approves all risk policies and reviews and approves risks associated with our activities. This includes volatility (affecting earnings and value), exposure (required capital and market risk) and insurance risks. Each business has a Committee that reviews business specific risks and is governed by the Risk Committee.

We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:
•At-risk limits on sensitivities of earnings and regulatory capital;
•Duration mismatch limits;
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

We use product design, pricing and ALM strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. Refer to The level of interest rates may adversely affect our profitability, particularly during a period of rapidly increasing interest rates or in the event of a recurrence of a low interest rate environment in Risk Factors, Part I, Item 1A. of this Annual Report on Form 10-K. See the Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information regarding derivative strategies on our material derivative types.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2023:

	As of December 31, 2023
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$28,611	$(1,745)	$1,948
Mortgage loans on real estate	—	4,941	(157)	168
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	34,856	(1,624)	1,934
Funding agreements with fixed maturities	—	1,178	(1)	1
Supplementary contracts and immediate annuities	—	571	(42)	5
Derivatives:
Interest rate contracts	16,785	84	246	(259)
Long-term debt	—	1,998	(108)	123
Stabilizer and MCGs	—	9	11	12
Embedded derivatives on reinsurance	—	(12)	29	(34)
(1)    Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.
(2)    (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3)    Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within Stabilizer and MCGs.

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

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2023:

	As of December 31, 2023
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$236	$24	$(24)
Limited partnerships/corporations	—	1,621	98	(98)
Derivatives:
Equity futures and total return swaps	220	1	17	(17)
Equity options	35	1	—	—
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $28.8 billion and $30.7 billion as of December 31, 2023 and 2022, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties that would affect collectability, and, therefore, as of December 31, 2023, no allowance for uncollectible amounts was recorded.

The following table summarizes our reinsurance recoverable balances, including collateral received and credit and financial strength ratings for our 10 largest reinsurance recoverable balances as of December 31, 2023:

			Financial Strength Rating		Credit Rating
	Reinsurance Recoverable	% Collateralized(1)	S&P	Moody's	S&P	Moody's
($ in millions)
Parent Company/Principal Reinsurers
Resolution Life Group Holdings LP	9,241	83%
Security Life of Denver Insurance Co				Baa1
Resolution Life Co
Lincoln National Corp	982	100%			BBB+	Baa2
Lincoln Life & Annuity Co of New York			A+	A2
Lincoln National Life Insurance Co
Reinsurance Group of America Inc	936	99%			A	Baa1
RGA Reinsurance Co			AA-	A1
Sun Life Financial Inc	298	99%			A+
Sun Life Assurance Co of Canada (US)			AA	Aa3
Sun Life and Health Insurance Co			AA
Prudential Public Limited Company	130	0%			A	A2
Jackson National Life Insurance Co
Enstar Group Limited	81	100%			BBB+
Fitzwilliam Ins Ltd
Swiss Re Ltd	36	0%			AA-	Aa3
Swiss Re Life & Health America Inc			AA-	Aa3
Westport Insurance Corp			AA-	Aa3
Athene Holding Ltd	27	0%			A-	Baa1
Athene Life Re Ltd			A+	A1
Cigna Corp	6	0%			A-	Baa1
Connecticut General Life Insurance Co			A	A2
Scor SE	6	44%			A+	A1
SCOR Global Life US Reinsurance Co Inc			A+
SCOR Global Life Re Insurance Co of Delaware			A+
(1) Collateral includes LOCs, assets held in trust and funds withheld. Percent collateralized is based on the total of individual contractual exposures aggregated at the reinsurer Parent Company level, which may differ for each individual contractual exposure.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Voya Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Voya Financial, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.

Adoption of ASU No. 2018-12
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for long-duration contracts in each of the three years in the period ended December 31, 2023 due to the adoption of ASU No. 2018-12, Financial Services – Insurance (Topic 944), Targeted Improvements to the Accounting for Long Duration Contracts. Our opinion is not modified with respect to this matter.

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

Valuation of investments in securities
Description of the Matter
A subset of the Company’s $25.4 billion fixed-income securities portfolio exhibits higher estimation uncertainty when determining fair value. The fixed-income securities are classified as available-for sale and, accordingly, are carried at fair value in the consolidated statements of financial position. As discussed in Note 4 of the consolidated financial statements, for certain securities, the Company obtains fair values from independent broker quotes which exhibit higher estimation uncertainty. In addition, the Company uses a matrix-based pricing model that includes several assumptions (i.e., current corporate spreads and credit quality of the issuer) which creates higher estimation uncertainty.

Auditing the fair value of securities that exhibit higher estimation uncertainty was especially challenging because determining the fair value is complex and highly judgmental and involves using inputs and assumptions that are not directly observable in the market.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s valuation process for the securities that exhibit higher estimation uncertainty. This included, among others, controls related to the review and approval of fair values obtained from independent broker quotes, and controls over the review and approval of fair values determined using the matrix-based pricing model, including the inputs and assumptions used.

To test the fair value of investments with higher estimation uncertainty priced using either matrix-based pricing model or independent broker quotes, our audit procedures included, among others, utilizing valuation specialists to perform procedures which included independently calculating a reasonable range of fair values for a sample of securities exhibiting higher estimation uncertainty, using a cash flow model with cash flow and yield assumptions based on independently obtained information, or transaction data for similar securities when available. We compared these ranges to management’s estimates of fair value for the selected securities.

Realizability of deferred tax assets
Description of the Matter
As described in Note 18 to the consolidated financial statements, at December 31, 2023, the Company had total deferred tax assets of $2.2 billion, net of a $95 million valuation allowance. As described in Note 1 to the consolidated financial statements, these deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers many factors including the future reversal of existing temporary differences and the identification and use of available tax planning strategies. If those sources are insufficient to support the recoverability of the deferred tax assets, the Company then considers projected future taxable income, which involves significant management judgment.

Auditing management’s assessment of the realizability of its deferred tax assets was especially challenging and complex because management’s projection of future taxable income includes forward-looking assumptions which are inherently judgmental as they may be affected by future market or other economic conditions.

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

Among other audit procedures performed, we evaluated the assumptions used by the Company to develop projections of future taxable income. We assessed the historical accuracy of management’s projections by comparing the projections of future taxable income with the actual results of prior periods. We also evaluated management’s consideration of current industry and economic trends and compared the projections of future taxable income with other available financial information prepared by the Company. Additionally, we utilized tax professionals to assist us in our audit procedures, which included, among others, evaluating the methodology utilized within the Company’s future taxable income projections model by comparing to the methodology used in prior periods, and testing the calculations within the model.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
San Antonio, Texas
February 23, 2024

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2023 and 2022
(In millions, except share and per share data)

	As of December 31,
	2023	2022
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $27,690 and $30,202 as of 2023 and 2022, respectively; net of allowance for credit losses of $17 and $12 as of 2023 and 2022, respectively)	$25,375	$27,044
Fixed maturities, at fair value using the fair value option	2,076	2,151
Equity securities, at fair value	236	336
Short-term investments	213	356
Mortgage loans on real estate (net of allowance for credit losses of $26 and $18 as of 2023 and 2022, respectively)	5,192	5,427
Policy loans	352	363
Limited partnerships/corporations	1,621	1,781
Derivatives	311	422
Other investments	64	68
Securities pledged (amortized cost of $1,232 and $1,303 as of 2023 and 2022, respectively)	1,160	1,162
Total investments	36,600	39,110
Cash and cash equivalents	937	919
Short-term investments under securities loan agreements, including collateral delivered	1,015	1,179
Accrued investment income	411	425
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $28 and $32 as of 2023 and 2022, respectively)	11,982	12,426
Deferred policy acquisition costs and Value of business acquired	2,250	2,363
Deferred income taxes	2,160	2,223
Goodwill	748	327
Other intangibles, net	857	631
Other assets (net of allowance for credit losses of $1 as of 2023 and 2022)	2,372	2,625
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	2,861	2,802
Cash and cash equivalents	181	88
Corporate loans, at fair value using the fair value option	1,404	1,293
Other assets	174	21
Assets held in separate accounts	93,133	80,174
Total assets	$157,085	$146,606

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2023 and 2022
(In millions, except share and per share data)

	As of December 31,
	2023	2022

Liabilities:
Future policy benefits	$9,560	$9,719
Contract owner account balances	39,174	42,455
Payables under securities loan and repurchase agreements, including collateral held	1,121	1,302
Short-term debt	1	141
Long-term debt	2,097	2,094
Derivatives	371	389
Other liabilities	2,956	2,901
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,332	1,234
Other liabilities	1,287	1,200
Liabilities related to separate accounts	93,133	80,174
Total liabilities	$151,032	$141,609

Commitments and Contingencies (Note 20)

Mezzanine equity:
Redeemable noncontrolling interest	$175	$166

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2023 and 2022)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 103,584,699 and 97,789,852 shares issued as of 2023 and 2022, respectively; 102,854,569 and 97,186,970 shares outstanding as of 2023 and 2022, respectively)	1	1
Treasury stock (at cost; 730,130 and 602,882 shares as of 2023 and 2022, respectively)	(56)	(39)
Additional paid-in capital	6,143	6,643
Accumulated other comprehensive income (loss)	(2,400)	(3,055)
Retained earnings (deficit):
Unappropriated	505	(201)
Total Voya Financial, Inc. shareholders' equity	4,193	3,349
Noncontrolling interest	1,685	1,482
Total shareholders' equity	5,878	4,831
Total liabilities, mezzanine equity and shareholders' equity	$157,085	$146,606
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Operations
For the Year Ended December 31, 2023, 2022 and 2021
(In millions, except per share data)

	Year ended December 31,
	2023	2022	2021
Revenues:
Net investment income	$2,159	$2,281	$2,774
Fee income	1,916	1,742	1,813
Premiums	2,717	2,423	(3,388)
Net gains (losses)	(72)	(686)	1,415
Other revenue	327	148	579
Income (loss) related to CIEs:
Net investment income	301	22	981
Total revenues	7,348	5,930	4,174
Benefits and expenses:
Policyholder benefits	1,960	1,566	(3,234)
Interest credited to contract owner account balances	1,076	962	1,046
Operating expenses	3,096	2,542	2,586
Net amortization of Deferred policy acquisition costs and Value of business acquired	230	240	456
Interest expense	132	134	186
Operating expenses related to CIEs:
Interest expense	166	49	38
Other expense	10	9	11
Total benefits and expenses	6,670	5,502	1,089
Income (loss) from continuing operations before income taxes	678	428	3,085
Income tax expense (benefit)	(51)	(5)	(34)
Income (loss) from continuing operations	729	433	3,119
Income (loss) from discontinued operations, net of tax	—	—	12
Net income (loss)	729	433	3,131
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	104	(77)	761
Net income (loss) available to Voya Financial, Inc.	625	510	2,370
Less: Preferred stock dividends	36	36	36
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$589	$474	$2,334

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$5.74	$4.70	$19.91
Income (loss) available to Voya Financial, Inc.'s common shareholders	$5.74	$4.70	$20.02

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$5.42	$4.30	$18.46
Income (loss) available to Voya Financial, Inc.'s common shareholders	$5.42	$4.30	$18.56

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Comprehensive Income
For the Year Ended December 31, 2023, 2022 and 2021
(In millions)

	Year ended December 31,
	2023	2022	2021
Net income (loss)	$729	$433	$3,131
Other comprehensive income (loss), before tax:
Change in current discount rate	(33)	290	202
Unrealized gains (losses) on securities	863	(6,445)	(4,153)
Pension and other postretirement benefits liability	(1)	—	(2)
Other comprehensive income (loss), before tax	829	(6,155)	(3,953)
Income tax expense (benefit) related to items of other comprehensive income (loss)	174	(1,293)	(599)
Other comprehensive income (loss), after tax	655	(4,862)	(3,354)
Comprehensive income (loss)	1,384	(4,429)	(223)
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	104	(77)	761
Comprehensive income (loss) attributable to Voya Financial, Inc.	$1,280	$(4,352)	$(984)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Year Ended December 31, 2023, 2022 and 2021
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance at January 1, 2021	$2	$(1,016)	$11,183	$4,898	$(4,957)	$10,110	$1,068	$11,178	$—
Adjustment for adoption of ASU 2018-12	—	—	—	263	(105)	158	—	158	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	2,370	2,370	761	3,131	—
Reversal of Other Comprehensive Income (Loss) due to Individual Life Transaction	—	—	—	(913)	—	(913)	—	(913)	—
Other comprehensive income (loss), after tax	—	—	—	(2,441)	—	(2,441)	—	(2,441)	—
Total comprehensive income (loss)						(984)	761	(223)	—
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	8	8	—
Common stock issuance	—	—	4	—	—	4	—	4	—
Common stock acquired - Share repurchase	—	(1,143)	30	—	—	(1,113)	—	(1,113)	—
Treasury stock retirement	(1)	2,143	(3,664)	—	1,522	—	—	—	—
Dividends on preferred stock	—	—	(36)	—	—	(36)	—	(36)	—
Dividends on common stock	—	—	(80)	—	—	(80)	—	(80)	—
Share-based compensation	—	(64)	105	—	—	41	—	41	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	(269)	(269)	—
Balance at December 31, 2021	1	(80)	7,542	1,807	(1,170)	8,100	1,568	9,668	—
Interest in VIM Holdings LLC	—	—	412	—	—	412	—	412	148
Comprehensive income (loss):
Net income (loss)	—	—	—	—	510	510	(91)	419	14
Other comprehensive income (loss), after tax	—	—	—	(4,862)	—	(4,862)	—	(4,862)	—
Total comprehensive income (loss)						(4,352)	(91)	(4,443)	14
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	3	3	—
Common stock issuance	—	—	7	—	—	7	—	7	—
Common stock acquired - Share repurchase	—	(750)	—	—	—	(750)	—	(750)	—
Treasury stock retirement	—	838	(1,297)	—	459	—	—	—	—
Dividends on preferred stock	—	—	(36)	—	—	(36)	—	(36)	—
Dividends on common stock	—	—	(80)	—	—	(80)	—	(80)	—
Share-based compensation	—	(47)	95	—	—	48	—	48	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	2	2	4
Balance as of December 31, 2022	1	(39)	6,643	(3,055)	(201)	3,349	1,482	4,831	166
Comprehensive income (loss):
Net income (loss)	—	—	—	—	625	625	70	695	34
Other comprehensive income (loss), after tax	—	—	—	655	—	655	—	655	—
Total comprehensive income (loss)						1,280	70	1,350	34
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	(7)	(7)	(2)
Common stock acquired - Share repurchase	—	(374)	—	—	—	(374)	—	(374)	—
Treasury stock retirement	—	412	(598)	—	186	—	—	—	—
Dividends on preferred stock	—	—	(18)	—	(18)	(36)	—	(36)	—
Dividends on common stock	—	—	(41)	—	(84)	(125)	—	(125)	—
Share-based compensation	—	(55)	157	—	(3)	99	—	99	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	140	140	(23)
Balance as of December 31, 2023	$1	$(56)	$6,143	$(2,400)	$505	$4,193	$1,685	$5,878	$175
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$729	$433	$3,131
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	—	—	(12)
Deferred income tax expense (benefit)	(62)	3	410
Net (gains) losses	72	686	(1,415)
Share-based compensation	126	90	88
(Gains) losses on CIEs	(230)	76	(943)
(Gains) losses on limited partnerships/corporations	33	27	(316)
Changes in operating assets and liabilities:
Deferred policy acquisition costs, value of business acquired and sales inducements, net	113	124	353
Premium receivable and reinsurance recoverable	538	278	(1,514)
Other receivables and asset accruals	31	(211)	80
Contract owner accounts, future policy benefits and claims, net	272	337	827
Other payables and accruals	(95)	(279)	690
(Increase) decrease in cash held by CIEs	(98)	(355)	(753)
Other, net	209	143	(354)
Net cash used in operating activities - discontinued operations	—	—	(250)
Net cash provided by operating activities	1,638	1,352	22
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	6,980	7,900	6,684
Equity securities	139	5	312
Mortgage loans on real estate	600	854	816
Limited partnerships/corporations	470	256	790
Acquisition of:
Fixed maturities	(4,439)	(8,518)	(7,831)
Equity securities	(28)	(76)	(278)
Mortgage loans on real estate	(408)	(669)	(808)
Limited partnerships/corporations	(307)	(353)	(448)
Short-term investments, net	144	(260)	174
Derivatives, net	81	291	2
Sales from CIEs	962	849	1,055
Purchases within CIEs	(1,225)	(2,338)	(2,138)
Collateral received (delivered), net	(19)	54	121
Receipts on deposit asset contracts	253	126	73
Proceeds from sale of business	—	—	274
Payments for business acquisitions, net of cash acquired	(584)	(2)	—
Other, net	(87)	(65)	399
Net cash provided by (used in) investing activities - discontinued operations	—	—	476
Net cash provided by (used in) investing activities	2,532	(1,946)	(327)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,501	5,818	5,902
Maturities and withdrawals from investment contracts	(6,355)	(6,354)	(6,245)
Proceeds from issuance of long-term debt	388	—	—
Repayment of debt with maturities of more than three months	(541)	(366)	(482)
Borrowings of CIEs	487	1,628	1,523
Repayments of borrowings of CIEs	(687)	(932)	(1,267)
Contributions from (distributions to) participants in CIEs, net	772	1,166	1,601
Proceeds from issuance of common stock, net	—	7	4
Common stock acquired - Share repurchase	(369)	(750)	(1,113)
Dividends paid on preferred stock	(36)	(36)	(36)
Dividends paid on common stock (including dividend equivalent payments of $2 and $3 as of December 31, 2023 and 2022, respectively)	(127)	(83)	(80)
Other, net	(92)	(70)	(72)
Net cash provided by financing activities - discontinued operations	—	—	—
Net cash provided by (used in) financing activities	(4,059)	28	(265)
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	111	(566)	(570)
Cash and cash equivalents, including cash in CIEs, beginning of period	1,007	1,573	2,143
Cash and cash equivalents, including cash in CIEs, end of period	$1,118	$1,007	$1,573

Supplemental disclosure of cash flow information:
Income taxes paid	$11	$14	$3
Interest paid	113	131	157
Non-cash investing and financing activities:
Treasury stock retirement	186	458	1,521

		December 31, 2023	December 31, 2022
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents		$937	$919
Cash and cash equivalents in CIEs		181	88
Total cash and cash equivalents, including cash in CIEs		$1,118	$1,007

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. and its subsidiaries (collectively the "Company") is a financial services organization that offers a broad range of retirement services, investment management services, mutual funds, group insurance and supplemental health products, primarily in the United States. Products and services are provided by the Company through three segments: Wealth Solutions, Health Solutions and Investment Management. Activities not directly related to the Company's segments and certain run-off activities that are not meaningful to the Company's business strategy are included within Corporate. See the Segments Note to these Consolidated Financial Statements.

On July 25, 2022, the Company completed a series of transactions pursuant to a Combination Agreement dated as of June 13, 2022 (the "AllianzGI Agreement") with Voya Investment Management LLC ("Voya IM") and VIM Holdings LLC ("VIM Holdings"), both indirect subsidiaries of the Company, Allianz SE ("Allianz") and Allianz Global Investors U.S. LLC ("AllianzGI"), an indirect subsidiary of Allianz, which combined Voya IM with assets and teams comprising specified transferred strategies managed by AllianzGI. The AllianzGI Agreement was executed for noncash consideration and accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the closing date. Following the transaction, the Company holds, indirectly, a 76% interest in VIM Holdings and has full operational control of the business, while Allianz holds, indirectly, the remaining 24%. The transaction increased Voya IM's assets under management ("AUM") by approximately 40%. The acquisition has increased Voya IM's international scale and distribution and provides it with new investment strategies that help us meet the needs of a larger and more global client base.

On November 1, 2022, Voya Investment Management Alternative Assets, LLC ("VIMAA"), one of the Company’s indirect subsidiaries, acquired all of the issued and outstanding equity interests of Czech Asset Management, L.P., a private credit asset manager dedicated to the U.S. middle market pursuant to a sale and purchase agreement ("SPA") entered into on August 1, 2022, with Czech Management GP, LLC, Czech Holdings, LLC and Stephen J. Czech. The purchase consideration for the acquisition included cash paid upon close and contingent consideration. The contingent consideration is based on revenues that will be earned during the earn out period and capital raised in the underlying funds and is subject to conditions as set forth in the SPA. The acquisition expanded VIMAA's private and leveraged credit business and increased the Company's AUM by approximately $1.4 billion.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As part of the purchase consideration, an upfront payment of approximately $53 was made at closing. The Company recorded a gain of $45 in relation to revaluation of the existing investment in Voya India which was recorded in Net gains (losses) in the Consolidated Statements of Operations for the year ended December 31, 2023. Net assets acquired as part of this transaction included goodwill of $102. The revenues, expenses, assets and liabilities of the business acquired are reported in Corporate. Intercompany balances between Voya India and other Voya subsidiaries are eliminated in the Consolidated Financial Statements.

Impairment of Long-lived Assets

The carrying value of long-lived assets is reviewed for impairment on an annual basis or when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss is recognized whenever the carrying amount of an asset exceeds its estimated fair value. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value. During the fourth quarter of 2023, the Company recognized an impairment loss in relation to a management contract rights intangible asset. See the Goodwill and Other Intangible Assets Note to these Consolidated Financial Statements for additional details on the impairment.

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

On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts ("ASU 2018-12"), under the modified retrospective adoption method. ASU 2018-12 provided new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. The Consolidated Financial Statements are presented under the new guidance for reporting periods beginning January 1, 2021. See “Adoption of New Pronouncements” below for additional information regarding this adoption and the transition impacts recorded as of January 1, 2021. See "Significant Accounting Policies" below for additional details regarding the key policy changes effected by this ASU and updated accounting policies resulting from the adoption of this ASU, including Deferred Policy Acquisition Costs ("DAC") and Value of Business Acquired ("VOBA"), Future Policy Benefits and Reinsurance.

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

The Company's fixed maturities are generally designated as available-for-sale. In addition, the Company has fixed maturities accounted for using the fair value option ("FVO"). Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income ("AOCI") and presented net of Deferred income taxes. Trading securities are valued at fair value, with the changes in fair value recorded in Net gains (losses) and interest income recorded in Net investment income in the Consolidated Statements of Operations. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Consolidated Balance Sheets.

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

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests that are not consolidated, which primarily consist of investments in private equity funds, hedge funds and other VIEs for which the Company is not the primary beneficiary. Generally, the Company records its share of earnings using a lag methodology, relying on the most recent financial information available, typically not to exceed three months. The Company's earnings from limited partnership interests accounted for under the equity method are recorded in Net investment income.

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

The Company enters into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its universal life-type ("UL-type") and annuity products. Derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Net gains (losses) in the Consolidated Statements of Operations. Gains (losses) and net investment income related to derivatives are reflected as adjustments to reconcile Net cash flows from operating activities, and the net cash activity from derivatives is reflected in Net cash flows from investing activities, in the Consolidated Statements of Cash Flows. Any noncash activity, to

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

the extent it is material, is excluded and reflected in a noncash supplementary schedule related to investing and financing activities.

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

The Company also has investments in certain fixed maturities and has issued certain UL-type and annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Net gains (losses). Embedded derivatives within certain UL-type and annuity products are included in Future policy benefits on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Net gains (losses).

In addition, the Company has entered into coinsurance with funds withheld and modified coinsurance reinsurance arrangements that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. These embedded derivatives are reported with the host contract in Other liabilities and Premium receivables and reinsurance recoverable, respectively, on the Consolidated Balance Sheets. Changes in the fair value of embedded derivatives are recorded in Policyholder benefits in the Consolidated Statements of Operations.

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

Amortization Methodologies
The Company amortizes DAC/VOBA related to certain traditional life insurance contracts, certain accident and health insurance contracts, and deferred annuity contracts on a constant level basis over the expected term of the related contracts. Contracts are grouped for amortization purposes by product or market type and issue year cohort on a basis consistent with those used in estimating the associated liability or other related balance, where applicable.

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

Contract Costs Associated with Certain Revenue Contracts

Contract cost assets represent costs incurred to obtain or fulfill contracts for non-insurance financial services and software subscriptions and services that are expected to be recovered and, thus, have been capitalized and are subject to amortization. Capitalized contract costs include incremental costs of obtaining a contract and fulfillment costs that relate directly to a contract and generate or enhance resources of the Company that are used to satisfy performance obligations. Capitalized contract costs are amortized on a straight-line basis over the estimated lives of the contracts, which typically range from 5 to 15 years.

Capitalized contract costs are included in Other assets on the Consolidated Balance Sheets, and costs expensed as incurred are included in Operating expenses in the Consolidated Statements of Operations.

As of December 31, 2023 and 2022 contract cost assets were $98 and $100, respectively. For the years ended December 31, 2023, 2022 and 2021 amortization expense of $20, $21 and $23, respectively, was recorded in Operating expenses. There was no impairment loss in relation to the contract costs capitalized.

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

Principal assumptions used to establish liabilities for future policy benefits include interest rate, mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, inflation, and benefit utilization. Other than interest rate assumptions, these assumptions are based on Company experience and periodically reviewed against industry standards. The Company reviews these assumptions at least annually and updates them if necessary. In addition to assumption updates, the Company adjusts reserves for actual experience in the period in which the experience occurs. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations. Remeasurements of the reserves as a result of assumption updates and adjustments for actual experience are recognized in Policyholder benefits in the Consolidated Statements of Operations.

Interest rates used in discounting the reserves are based on an upper-medium grade (low-credit-risk) fixed-income instrument yield derived from observable market data. A 30-year forward rate is used for periods beyond the last observable market point. Reserves are remeasured quarterly to reflect changes in the discount rate, with the resulting change recorded in AOCI. Locked-in interest rates used to determine interest accretion on reserves for new contracts sold after January 1, 2021 are based on the upper-medium grade (low-credit-risk) fixed-income instrument yield applicable at the time the business was issued. Locked-in interest accretion rates for contracts in-force as of the January 1, 2021 transition date for ASU 2018-12 are based on the locked-in interest rates in effect for those contracts immediately before the transition date. Interest accretion is recorded in Policyholder benefits.

Contract Owner Account Balances
Contract owner account balances relate to UL-type and investment-type contracts, as follows:

•Account balances for funding agreements with fixed maturities are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.
•Account balances for UL-type contracts, including variable universal life ("VUL") contracts, are equal to cumulative deposits, less charges, withdrawals and account values released upon death, plus credited interest thereon.
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

Product Guarantees and Additional Reserves
The Company calculates additional reserve liabilities for certain UL-type products, certain variable annuity guaranteed benefits and variable funding products. The Company periodically evaluates its estimates and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations.

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

Amounts received as payment for investment-type, UL-type, fixed annuities, and payout contracts without life contingencies are reported as deposits to contract owner account balances. Revenues from these contracts consist primarily of fees assessed against the contract owner account balance for mortality and policy administration charges and are reported in Fee income in the Consolidated Statements of Operations. Surrender charges are reported in Other revenue in the Consolidated Statements of Operations. In addition, the Company earns investment income from the investment of contract deposits in the Company's general account portfolio, which is reported in Net investment income in the Consolidated Statements of Operations. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration and interest credited to contract owner account balances.

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
•Software Subscriptions and Services – Software subscriptions and services include access to and usage of cloud-based benefits software for employer and health plan customers, software implementation and support services, and distribution services. Contract terms are typically one to three years, and consideration can be fixed or variable. Revenue for software subscriptions and services is generally recognized over time and recorded in Other revenue in the Consolidated Statements of Operation.

For a description of principal activities by segment from which the Company generates revenue, see the Segments Note in these Consolidated Financial Statements for further information. See the Revenue from Contracts with Customers Note in these Consolidated Financial Statements for revenue disaggregated by type of service.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk. The Company reviews contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. The assumptions used to account for long-duration reinsurance agreements are consistent with those used for the underlying contracts, with the exception of the interest accretion rate on reinsurance recoverable assets associated with in-force business reinsured. Ceded Future policy benefits and Contract owner account balances are reported gross on the Consolidated Balance Sheets.
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

Reinsurance recoverable and deposit asset balances are reported net of the allowance for credit losses on the Company’s Consolidated Balance Sheets. Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of capital market factors, counterparty financial information and ratings, and reinsurance agreement-specific risk characteristics such as collateral type, collateral size, and covenant strength.

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

Earnings per Common Share

Basic earnings per common share ("EPS") is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed assuming the issuance of restricted stock units, stock options, performance share units and warrants using the treasury stock method. Basic and diluted earnings per share are calculated using unrounded, actual amounts. Under the treasury stock method, the Company utilizes the average market price to determine the amount of cash that would be available to repurchase shares if the common shares vested. The net incremental share count issued represents the potential dilutive or anti-dilutive securities.

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

The Company has a redeemable noncontrolling interest associated with Allianz's 24% economic stake in VIM Holdings, which is reflected within Mezzanine equity on the Consolidated Balance Sheets. This redeemable noncontrolling interest has been classified as Mezzanine equity because in the event of a change in control of the Company, which is not solely within the control of the Company, the redeemable noncontrolling interest could become redeemable for cash or other assets at the option of the holder. A change in control of the Company is not considered probable as of December 31, 2023; therefore, the redeemable noncontrolling interest has not been remeasured to its redemption value.

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
•Fair value measurement of contract guarantee features qualifying as Market Risk Benefits (“MRB”), with changes in fair value recognized in the Statements of Operations. Changes in the instrument-specific credit risk will be recorded in AOCI.
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

The following table provides a description of the Company's adoption of other new ASUs issued by the FASB and the impact of adoption on the Company's financial statements:

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
 Effective December 31, 2023, the Company completed its implementation of ASU 2020-04 and applied the expedient provided for qualifying contract modifications. Adoption of the guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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
ASU 2023-09, Improvements to Income Tax Disclosures
This standard, issued in December 2023, requires the following disclosures:
•A tabular rate reconciliation of (1) reported income tax expense/benefit from continuing operations, to (2) the product of the income/loss from continuing operations before income taxes and the statutory federal income tax rate, using specific categories, as well as disclosure of certain reconciling items based on a 5% threshold.
•Year-to-date net income taxes paid, disaggregated by federal, state, and foreign, as well as disaggregated information on net income taxes paid to an individual jurisdiction based on a 5% threshold.

		The amendments are effective for annual periods beginning after December 15, 2024, and should be applied prospectively, with retrospective application permitted.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2023-09.
ASU 2023-07, Improvements to Reportable Segment Disclosure
This standard, issued in November 2023, requires all current annual disclosures about profit/loss and assets to be reported in interim periods, as well as enhanced disclosures about significant segment expenses, including:
•Significant expenses regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of profit/loss
•Amount and composition of “other segment items” (difference between revenue less significant expenses disclosed, and each reported measure of segment profit/loss)
•May report additional measures of profit/loss if the CODM uses more than one measure; however, at least one should be the measure that is most consistent with the principles used in measuring corresponding financial statement amounts
•Title and position of the CODM and how the CODM uses the reported measure(s) in assessing segment performance and resource allocation

The amendments are effective for fiscal years beginning after
December 15, 2023, and interim periods beginning after December 15, 2024, and are required to be applied retrospectively.

Restated prior period disclosures should be based on the significant segment expense categories disclosed in the period of adoption.

The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2023-07.

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

The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2022-03; however, the Company does not expect the adoption to have a material impact on the Company's financial condition and results of operations.

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of December 31, 2023:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$417	$7	$21	$—	$—	$403
U.S. Government agencies and authorities	54	3	1	—	—	56
State, municipalities and political subdivisions	871	1	101	—	—	771
U.S. corporate public securities	8,402	168	904	—	—	7,666
U.S. corporate private securities	5,040	44	324	—	—	4,760
Foreign corporate public securities and foreign governments(1)	2,928	47	270	—	3	2,702
Foreign corporate private securities(1)	2,916	27	129	—	2	2,812
Residential mortgage-backed securities	3,695	36	257	2	—	3,476
Commercial mortgage-backed securities	4,147	1	644	—	9	3,495
Other asset-backed securities	2,528	16	71	—	3	2,470
Total fixed maturities, including securities pledged	30,998	350	2,722	2	17	28,611
Less: Securities pledged	1,232	—	72	—	—	1,160
Total fixed maturities	$29,766	$350	$2,650	$2	$17	$27,451
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2023, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$767	$754
After one year through five years	3,952	3,820
After five years through ten years	3,920	3,805
After ten years	11,989	10,791
Mortgage-backed securities	7,842	6,971
Other asset-backed securities	2,528	2,470
Fixed maturities, including securities pledged	$30,998	$28,611

As of December 31, 2023 and 2022, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholders' equity.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements and Securities Pledged

As of December 31, 2023 and 2022, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements.

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

The following table presents Securities pledged as of the dates indicated:

	December 31, 2023	December 31, 2022
Securities pledged/obligations under repurchase agreements(1)	$117	$113
Securities loaned to lending agent(2)	842	907
Securities pledged as collateral(2)(3)	201	142
Total	$1,160	$1,162
(1) Comprised of other asset-backed securities and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets.
(2) Included in Securities pledged on the Consolidated Balance Sheets.
(3) See Collateral within the Derivatives Note to these Consolidated Financial Statements for more information.

The following table presents collateral held by asset class pledged under securities lending as of the dates indicated:

	December 31, 2023	December 31, 2022
U.S. Treasuries	$14	$53
U.S. corporate public securities	568	604
Short-term investments	55	—
Foreign corporate public securities and foreign governments	238	285
Total(1)	$875	$942
(1) As of December 31, 2023 and 2022, liabilities to return cash collateral were $660 and $807, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:
	Year Ended December 31, 2023
	U.S. corporate public securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$9	$2	$1	$12
Credit losses on securities for which credit losses were not previously recorded	—	9	—	—	2	11
Reductions for securities sold during the period	—	—	(5)	—	—	(5)
Increase (decrease) on securities with allowance recorded in previous period	—	—	(1)	—	—	(1)
Balance as of December 31	$—	$9	$3	$2	$3	$17

	Year Ended December 31, 2022
	Residential mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$1	$—	$56	$1	$58
Credit losses on securities for which credit losses were not previously recorded	—	9	—	—	9
Reductions for securities sold during the period	—	—	(57)	—	(57)
Increase (decrease) on securities with allowance recorded in previous period	(1)	—	3	—	2
Balance as of December 31	$—	$9	$2	$1	$12

For additional information about the Company’s methodology and significant inputs used in determining whether a credit loss exists, see the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of December 31, 2023
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$99	$3	$109	$18	$208	$21
U.S. Government agencies and authorities	—	—	3	1	3	1
State, municipalities and political subdivisions	20	—	731	101	751	101
U.S. corporate public securities	321	17	5,101	887	5,422	904
U.S. corporate private securities	176	7	3,365	317	3,541	324
Foreign corporate public securities and foreign governments	82	2	1,749	268	1,831	270
Foreign corporate private securities	189	5	2,101	124	2,290	129
Residential mortgage-backed	114	3	1,354	254	1,468	257
Commercial mortgage-backed	84	2	3,269	642	3,353	644
Other asset-backed	136	3	1,156	68	1,292	71
Total	$1,221	$42	$18,938	$2,680	$20,159	$2,722

	As of December 31, 2022
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$197	$19	$9	$2	$206	$21
U.S. Government agencies and authorities	21	2	—	—	21	2
State, municipalities and political subdivisions	751	121	30	13	781	134
U.S. corporate public securities	5,479	792	1,137	447	6,616	1,239
U.S. corporate private securities	3,569	322	458	87	4,027	409
Foreign corporate public securities and foreign governments	2,050	260	391	143	2,441	403
Foreign corporate private securities	2,728	211	65	14	2,793	225
Residential mortgage-backed	1,538	128	562	162	2,100	290
Commercial mortgage-backed	2,628	390	1,133	195	3,761	585
Other asset-backed	1,430	104	578	69	2,008	173
Total	$20,391	$2,349	$4,363	$1,132	$24,754	$3,481

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2023, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7 years.

As of December 31, 2023 and 2022, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired.

For the years ended December 31, 2023, 2022 and 2021, intent impairments included in the Consolidated Statements of Operations, but excluding impairments included in Other comprehensive income (loss), were $27, $23 and $2, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Restructuring

Upon the adoption of ASU 2022-02 as of January 1, 2023, the Company no longer identifies certain debt modifications as troubled debt restructuring, but instead evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the year ended December 31, 2023, the Company had no material debt modifications that require such disclosure.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of December 31, 2023 and 2022, respectively.

	As of December 31, 2023
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2023	$150	$222	$—	$—	$—	$372
2022	252	326	73	—	—	651
2021	244	214	209	—	—	667
2020	168	112	—	10	16	306
2019	238	68	28	—	—	334
Prior	2,586	280	4	—	18	2,888
Total	$3,638	$1,222	$314	$10	$34	$5,218

	As of December 31, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$250	$320	$65	$—	$—	$635
2021	240	272	255	10	—	777
2020	119	209	25	10	—	363
2019	227	94	29	—	—	350
2018	163	41	2	—	—	206
Prior	2,606	482	26	—	—	3,114
Total	$3,605	$1,418	$402	$20	$—	$5,445

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of December 31, 2023 and 2022, respectively.

	As of December 31, 2023
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2023	$189	$116	$67	$—	$372
2022	204	68	192	187	651
2021	260	14	64	329	667
2020	211	24	21	50	306
2019	203	26	84	21	334
Prior	2,216	264	255	153	2,888
Total	$3,283	$512	$683	$740	$5,218
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
*No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of December 31, 2023 and 2022, respectively.

	As of December 31, 2023
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2023	$69	$77	$12	$101	$39	$42	$3	$26	$3	$372
2022	140	132	47	100	113	93	5	1	20	651
2021	96	63	124	148	111	75	9	40	1	667
2020	63	155	17	10	12	26	—	7	16	306
2019	53	100	10	74	45	4	14	13	21	334
Prior	734	605	765	189	214	171	47	144	19	2,888
Total	$1,155	$1,132	$975	$622	$534	$411	$78	$231	$80	$5,218

	As of December 31, 2022
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2022	$140	$129	$48	$98	$114	$82	$4	$1	$19	$635
2021	99	72	134	143	112	138	9	48	22	777
2020	74	170	18	16	12	39	—	7	27	363
2019	58	106	10	77	46	5	14	13	21	350
2018	50	62	55	10	14	10	—	5	—	206
Prior	777	623	759	248	227	257	49	149	25	3,114
Total	$1,198	$1,162	$1,024	$592	$525	$531	$76	$223	$114	$5,445

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of December 31, 2023 and 2022, respectively.

	As of December 31, 2023
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$125	$164	$33	$18	$32	$—	$—	$372
2022	79	263	255	34	10	10	—	651
2021	36	145	335	123	—	18	10	667
2020	57	49	72	128	—	—	—	306
2019	45	82	160	36	11	—	—	334
Prior	780	755	618	463	60	163	49	2,888
Total	$1,122	$1,458	$1,473	$802	$113	$191	$59	$5,218

	As of December 31, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$79	$255	$247	$34	$10	$10	$—	$635
2021	37	168	420	125	—	18	9	777
2020	58	61	93	151	—	—	—	363
2019	46	85	165	40	14	—	—	350
2018	37	84	56	12	—	17	—	206
Prior	888	757	679	513	69	156	52	3,114
Total	$1,145	$1,410	$1,660	$875	$93	$201	$61	$5,445

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2023	December 31, 2022
Allowance for credit losses, balance at January 1	$18	$15
Credit losses on mortgage loans for which credit losses were not previously recorded	2	3
Increase (decrease) on mortgage loans with allowance recorded in previous period	9	—
Provision for expected credit losses	29	18
Write-offs	(3)	—
Allowance for credit losses, end of period	$26	$18

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents past due commercial mortgage loans as of the dates indicated:

	December 31, 2023	December 31, 2022
Delinquency:
Current	$5,202	$5,445
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	16	—
Total	$5,218	$5,445

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of December 31, 2023, the Company had one loan in non-accrual status, with an LTV ratio of 100%. As of December 31, 2022, the Company had no commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the year ended December 31, 2023 was immaterial. There was no interest income recognized on loans in non-accrual status for the year ended December 31, 2022.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Fixed maturities	$1,766	$1,940	$1,996
Equity securities	21	12	20
Mortgage loans on real estate	249	237	247
Policy loans	20	21	23
Short-term investments and cash equivalents	39	13	8
Limited partnerships and other	135	118	548
Gross investment income	2,230	2,341	2,842
Less: Investment expenses	71	60	68
Net investment income	$2,159	$2,281	$2,774

For the years ended December 31, 2023 and 2022, the Company had $10 and $11, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Fixed maturities, available-for-sale, including securities pledged	$(31)	$(30)	$1,791
Fixed maturities, at fair value option	(100)	(920)	(717)
Equity securities, at fair value	3	(39)	9
Derivatives	29	305	19
Embedded derivatives - fixed maturities	(1)	(9)	(8)
Other derivatives	—	—	1
Standalone derivatives	—	(12)	2
Managed custody guarantees	(2)	(5)	3
Stabilizer	(1)	19	30
Mortgage loans	(12)	—	182
Other investments	43	5	103
Net gains (losses)	$(72)	$(686)	$1,415

The Company recorded a gain of $45 in relation to its revaluation of the existing investment in Voya India which was recorded in Net gains (losses) in the Consolidated Statements of Operations for the year ended December 31, 2023.

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Proceeds on sales	$5,393	$5,448	$12,198
Gross gains	69	100	1,769
Gross losses	78	109	9

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of December 31, 2023 and 2022.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2023			December 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Foreign exchange contracts	$98	$—	$4	$81	$—	$6
Cash flow hedges:
Interest rate contracts	12	—	—	22	—	—
Foreign exchange contracts	718	33	7	718	71	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	16,773	270	354	18,304	341	376
Foreign exchange contracts	183	4	2	160	9	2
Equity contracts	255	4	2	248	1	1
Credit contracts	137	—	2	174	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	N/A	2	—	N/A	3	—
Within reinsurance agreements(4)	N/A	61	49	N/A	95	46
Managed custody guarantees(3)	N/A	—	8	N/A	—	6
Stabilizers(3)	N/A	—	1	N/A	—	—
Total		$374	$429		$520	$441
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Consolidated Balance Sheets.
(2) Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(3) Included in Contract owner account balances on the Consolidated Balance Sheets.
(4) Included in Other liabilities, Other assets, and Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets.
N/A - Not applicable

The Company does not offset any derivative assets and liabilities in the Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter (“OTC”) and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized(1)	Counterparty Netting(2)	Cash Collateral Netting(2)	Securities Collateral Netting(2)	Net receivables/ payables
December 31, 2023
Derivative assets	$311	$(216)	$(76)	$(8)	$11
Derivative liabilities	370	(216)	(150)	(3)	1
December 31, 2022
Derivative assets	420	(295)	(64)	(6)	55
Derivative liabilities	389	(295)	(88)	(1)	5
(1) As of December 31, 2023, gross amounts exclude asset and liability exchange traded contracts of $0 and $1, respectively. As of December 31, 2022, gross amounts exclude asset and liability exchange traded contracts of $2 and $0, respectively.
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

As of December 31, 2023, the Company held $84 and pledged $147 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2022, the Company held $56 and $79 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2023, the Company delivered $201 of securities and held $11 of securities as collateral. As of December 31, 2022, the Company delivered $142 of securities and held $7 securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Year Ended December 31,
	2023		2022		2021
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$(43)	$(2)	$70	$(1)	$39
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	10	—	11	—	4

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Year Ended December 31,
	2023		2022		2021
	Net investment Income	Net gains (losses)	Net investment Income	Net gains (losses)	Net investment Income	Net gains (losses)
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$2,159	$(72)	$2,281	$(686)	$2,774	$1,415
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	3	—	(6)	—	(5)
Derivatives designated as hedging instruments(1)	—	(1)	—	7	—	5
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	10	—	11	—	9	(5)
(1) For the years ended December 31, 2023 and 2022, $2 and $1, respectively, of the change in derivative instruments designated and qualifying as fair value hedges were excluded from the assessment of hedge effectiveness and recognized currently in earning. An immaterial portion of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earnings for the year ended December 31, 2021.

The location and effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Year Ended December 31,
		2023	2022	2021
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$15	$334	$4
Foreign exchange contracts	Net gains (losses)	—	(1)	(4)
Equity contracts	Net gains (losses)	14	(32)	17
Credit contracts	Net gains (losses)	1	(3)	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	(1)	(9)	(8)
Within reinsurance agreements(1)	Policyholder benefits	(37)	217	77
Managed custody guarantees	Net gains (losses)	(2)	(5)	3
Stabilizers	Net gains (losses)	(1)	19	30
Total		$(11)	$520	$121
(1) For the years ended December 31, 2023, 2022, and 2021, the amount excludes gains (losses) from standalone derivatives of $0, $(12), and $2, respectively, recognized in Net gains (losses).

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

	Level 1	Level 2		Level 3		Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$346	$57		$—		$403
U.S. Government agencies and authorities	—	55		1		56
State, municipalities and political subdivisions	—	771		—		771
U.S. corporate public securities	—	7,648		18		7,666
U.S. corporate private securities	—	3,234		1,526		4,760
Foreign corporate public securities and foreign governments(1)	—	2,702		—		2,702
Foreign corporate private securities(1)	—	2,376		436		2,812
Residential mortgage-backed securities	—	3,419		57		3,476
Commercial mortgage-backed securities	—	3,495		—		3,495
Other asset-backed securities	—	2,418		52		2,470
Total fixed maturities, including securities pledged	346	26,175		2,090		28,611
Equity securities	140	—		96		236
Derivatives:
Interest rate contracts	7	263		—		270
Foreign exchange contracts	—	37		—		37
Equity contracts	—	4		—		4
Embedded derivative on reinsurance	—	61		—		61
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,148	17		—		2,165
Assets held in separate accounts	87,180	5,605		348		93,133
Total assets	$89,821	$32,162		$2,534		$124,517
Liabilities:
Contingent consideration	$—	$—		$51		$51
Stabilizer and MCGs	—	—		9		9
Derivatives:
Interest rate contracts	—	354		—		354
Foreign exchange contracts	—	13		—		13
Equity contracts	—	2		—		2
Credit contracts	—	2		—		2
Embedded derivative on reinsurance	—	(9)	(2)	58	(3)	49
Total liabilities	$—	$362		$118		$480
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2023
	Fair Value as of January 1	Realized/ Unrealized Gains (Losses) Included in:			Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income		OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—		$—	$—	$—	$—	$—	$—	$—	$1	$—	$—
U.S. corporate public securities	20	1		—	—	—	—	—	—	(3)	18	—	—
U.S. corporate private securities	1,801	1		22	142	—	(4)	(219)	79	(296)	1,526	1	19
Foreign corporate public securities and foreign governments(1)	3	—		—	—	—	—	—	—	(3)	—	—	—
Foreign corporate private securities(1)	432	3		9	129	—	(14)	(167)	51	(7)	436	3	8
Residential mortgage-backed securities	28	(4)		—	31	—	—	—	2	—	57	(3)	—
Other asset-backed securities	64	—		1	15	—	(2)	(4)	—	(22)	52	—	—
Total fixed maturities including securities pledged	2,349	1		32	317	—	(20)	(390)	132	(331)	2,090	1	27
Equity securities, at fair value	196	(3)		—	3	—	—	(100)	—	—	96	(3)	—
Contingent consideration	(112)	61	(5)	—	—	—	—	—	—	—	(51)	—	—
Stabilizer and MCGs(2)	(6)	(1)		—	—	(2)	—	—	—	—	(9)	—	—
Embedded derivatives on reinsurance	(58)	—		—	—	—	—	—	—	—	(58)	—	—
Assets held in separate accounts(4)	347	1		—	8	—	(21)	—	14	(1)	348	—	—
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
(5) Represents the reduction in expected earn out associated with a prior acquisition within the Investment Management segment. This change is included within Operating expenses in the Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2022
	Fair Value as of January 1	Realized/ Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$1	$—	$1	$—	$—
U.S. corporate public securities	16	—	(1)	11	—	—	—	—	(6)	20	—	(1)
U.S. corporate private securities	1,910	(3)	(364)	342	—	—	(219)	145	(10)	1,801	(3)	(361)
Foreign corporate public securities and foreign governments(1)	—	—	—	3	—	—	—	—	—	3	—	—
Foreign corporate private securities(1)	353	(23)	(40)	158	—	—	(50)	148	(114)	432	(4)	(40)
Residential mortgage-backed securities	43	(20)	—	7	—	—	—	—	(2)	28	(20)	—
Other asset-backed securities	44	(1)	(4)	62	—	(29)	(8)	—	—	64	(1)	(4)
Total fixed maturities including securities pledged	2,366	(47)	(409)	583	—	(29)	(277)	294	(132)	2,349	(28)	(406)
Equity securities, at fair value	203	(34)	—	27	—	—	—	—	—	196	(34)	—
Contingent consideration	(11)	(2)	—	—	(99)	—	—	—	—	(112)	—	—
Stabilizer and MCGs(2)	(20)	16	—	—	(2)	—	—	—	—	(6)	—	—
Embedded derivatives on reinsurance .	(87)	(12)	—	—	—	—	41	—	—	(58)	—	—
Assets held in separate accounts(4)	316	(35)	—	191	—	(27)	—	6	(104)	347	—	—
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2023 and 2022, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$28,611	$28,611	$30,357	$30,357
Equity securities	236	236	336	336
Mortgage loans on real estate	5,218	4,941	5,445	5,149
Policy loans	352	352	363	363
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,165	2,165	2,454	2,454
Derivatives	311	311	422	422
Embedded derivatives on reinsurance	61	61	95	95
Other investments	64	64	68	68
Assets held in separate accounts	93,133	93,133	80,174	80,174
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$32,848	$34,856	$35,707	$36,385
Funding agreements with fixed maturities	1,175	1,178	1,285	1,281
Supplementary contracts, immediate annuities and other	628	571	727	636
Stabilizer and MCGs	9	9	6	6
Derivatives	371	371	389	389
Embedded derivatives on reinsurance	49	49	46	46
Short-term debt	1	1	141	142
Long-term debt	2,097	1,998	2,094	1,935
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Stabilizer and MCGs section of the table above.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	DAC		VOBA
	Wealth Solutions Deferred and Individual Annuities	Businesses exited
Balance as of January 1, 2021	$690	$1,290	$705
Deferrals of commissions and expenses	61	1	6
Amortization expense	(60)	(133)	(238)
Balance as of December 31, 2021	$691	$1,158	$473
Deferrals of commissions and expenses	59	—	5
Amortization expense	(59)	(115)	(39)
Balance as of December 31, 2022	$691	$1,043	$439
Deferrals of commissions and expenses	59	—	4
Amortization expense	(55)	(105)	(37)
Balance as of December 31, 2023	$695	$938	$406

The following table shows a reconciliation of DAC and VOBA balances to the Consolidated Balance Sheets for the periods indicated:

	December 31, 2023	December 31, 2022
DAC:
Wealth Solutions Deferred and Individual Annuities	$695	$691
Businesses exited	938	1,043
Other(1)	211	190
VOBA	406	439
Total	$2,250	$2,363
(1)Substantially all of this balance is comprised of the Health Solutions segment.

There was no loss recognition for VOBA during 2023 and 2022. During 2021, the Company recorded loss recognition of $179 for VOBA, recorded in Net amortization of DAC/VOBA.

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

Year	Amount
2024	$32
2025	30
2026	27
2027	25
2028	23

6.    Reserves for Future Policy Benefits and Contract Owner Account Balances

Health Solutions Group products include long duration supplemental term life, accidental death and dismemberment insurance, as well as long term and short term disability benefits. Health Solutions Voluntary products include long duration whole life insurance, critical illness, and accident insurance. The balances and changes in the liability for future policy benefits for Health Solutions Group, Health Solutions Voluntary and Businesses Exited are presented in the tables below as of December 31, 2023 and 2022:

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	2023	2022	2023	2022	2023	2022
Present Value of Expected Net Premiums:
Balance at January 1	$77	$93	$97	$105	$4,244	$5,634
Beginning balance at original discount rate	84	85	100	92	4,128	4,226
Effect of change in cash flow assumptions	(6)	(7)	6	—	(921)	(69)
Effect of actual variances from expected experience	11	23	8	20	(91)	86
Adjusted balance at January 1	89	101	114	112	3,116	4,243
Interest accrual	2	2	4	4	196	230
Net premiums collected(1)	(20)	(19)	(16)	(16)	(320)	(345)
Ending balance at original discount rate	71	84	102	100	2,992	4,128
Effects of changes in discount rate assumptions	(3)	(7)	(1)	(3)	153	116
Balance at end of period	$68	$77	$101	$97	$3,145	$4,244

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Present Value of Expected Future Policy Benefits:
Balance at January 1	$881	$1,048	$285	$359	$8,639	$11,444
Beginning balance at original discount rate	913	952	294	290	8,644	9,079
Effect of change in cash flow assumptions	(8)	(43)	13	(2)	(805)	(77)
Effect of actual variances from expected experience	(16)	(27)	9	11	(123)	(52)
Adjusted balance at January 1	889	882	316	299	7,716	8,950
Issuances	136	139	—	—	17	13
Interest accrual	24	25	14	14	412	458
Benefit payments	(131)	(133)	(23)	(19)	(741)	(777)
Ending balance at original discount rate	918	913	307	294	7,404	8,644
Effects of changes in discount rate assumptions	(19)	(32)	—	(9)	134	(5)
Balance at end of period	$899	$881	$307	$285	$7,538	$8,639

Net liability for future policy benefits	$831	$804	$206	$188	$4,392	$4,395
Less: Reinsurance recoverable	315	283	—	—	4,342	4,411
Net liability for future policy benefits, after reinsurance recoverable	$516	$521	$206	$188	$50	$(16)
(1) Net Premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

The reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Consolidated Balance Sheets is presented below:

	December 31, 2023	December 31, 2022
Health Solutions Group	$831	$804
Health Solutions Voluntary	206	188
Businesses Exited - Future policy benefits	4,392	4,395
Businesses Exited – Additional liability	2,001	2,107
Other	2,130	2,225
Total	$9,560	$9,719

The amount of undiscounted expected gross premiums and future benefit payments is presented in the table below:

	December 31, 2023		December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Health Solutions Group
Expected future benefit payments	$1,144	$918	$1,141	$913
Expected future gross premiums	271	214	286	231
Health Solutions Voluntary
Expected future benefit payments	668	307	588	294
Expected future gross premiums	341	213	307	205

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents a rollforward of the additional reserve liability for Businesses exited for the periods indicated:

	Businesses exited
	December 31, 2023	December 31, 2022
Balance at beginning of period	$2,107	$1,715
Effect of change in cash flow assumptions	(44)	540
Effect of actual variances from expected experience	(100)	15
Adjusted balance at January 1	1,963	2,270
Interest accrual	84	80
Excess Benefits	(417)	(427)
Assessments	371	184
Balance at end of period	2,001	2,107
Less: Reinsurance recoverable	1,950	2,054
Net additional liability, after reinsurance recoverable	$51	$53

The following table presents the weighted average duration of the liability for future policy benefits and the weighted average interest rates for the periods indicated:

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Weighted average duration (in years)(1)	7	7	14	14	8	8
Interest accretion rate	4.0%	4.1%	5.2%	5.3%	4.9%	5.0%
Current discount rate	4.9%	5.2%	5.1%	5.4%	5.1%	5.7%
(1) Weighted average duration (in years) for Businesses Exited includes additional liability.

The weighted average interest rates for the additional liability related to businesses exited were 4.2% and 4.3% for the periods ended December 31, 2023 and 2022, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity		Businesses Exited
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Balance at January 1	$33,622	$33,044	$5,146	$5,532
Deposits	2,309	2,962	288	310
Fee income	(9)	(8)	(373)	(384)
Surrenders, withdrawals and benefits	(5,663)	(4,424)	(577)	(462)
Net transfers (from) to the general account (2)	(5)	1,174	10	—
Interest credited	885	874	141	150
Ending Balance	$31,139	$33,622	$4,635	$5,146

Weighted-average crediting rate	2.8%	2.6%	2.5%	2.5%
Net amount at risk (1)	$123	$199	$734	$900
Cash surrender value	$30,676	$33,125	$1,491	$1,824
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
(2) Net transfers (from) to the general account for Wealth Solutions includes transfers of $(523) and $(801) for 2023 and 2022, respectively related to Voya-managed institutional/mutual fund plan assets in trust that are not reflected on the Consolidated Balance Sheets.

The following table shows a reconciliation of the Contract owner account balances to the Consolidated Balance Sheets for the periods indicated:

	December 31, 2023	December 31, 2022
Wealth Solutions Deferred group and individual annuity	$31,139	$33,622
Businesses exited	4,635	5,146
Other	3,400	3,687
Total	$39,174	$42,455

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of December 31, 2023
Up to 1.00%	$120	$5,070	$3,460	$2,215	$863	$800	$12,528
1.01% - 2.00%	527	131	50	8	3	6	725
2.01% - 3.00%	11,225	93	63	108	—	3	11,492
3.01% - 4.00%	8,873	152	—	6	—	—	9,031
4.01% and Above	1,566	83	—	—	—	—	1,649
Renewable beyond 12 months (MYGA)(2)	428	—	—	—	3	—	431
Total discretionary rate setting products	$22,739	$5,529	$3,573	$2,337	$869	$809	$35,856

As of December 31, 2022
Up to 1.00%	$5,848	$2,967	$1,907	$1,112	$1,462	$102	$13,398
1.01% - 2.00%	707	51	35	2	2	7	804
2.01% - 3.00%	12,677	56	47	109	—	3	12,892
3.01% - 4.00%	9,448	153	—	—	—	—	9,601
4.01% and Above	1,643	87	—	—	—	—	1,730
Renewable beyond 12 months (MYGA)(2)	402	—	—	—	3	—	405
Total discretionary rate setting products	$30,725	$3,314	$1,989	$1,223	$1,467	$112	$38,830
(1)    Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after December 31, 2023 and 2022 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Balance Sheets is as follows as of the periods indicated:

	December 31, 2023
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$193	$9	$(219)	$(17)
Reinsurance recoverable, net of allowance for credit losses	—	—	11,999	11,999
Total	$193	$9	$11,780	$11,982

Liabilities
Future policy benefits and contract owner account balances	$47,781	$953		$48,734
Liability for funds withheld under reinsurance agreements	103	—	—	103
Total	$47,884	$953	$—	$48,837
	0

	December 31, 2022
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$172	$11	$(212)	$(29)
Reinsurance recoverable, net of allowance for credit losses	—	—	12,455	12,455
Total	$172	$11	$12,243	$12,426

Liabilities
Future policy benefits and contract owner account balances	$51,137	$1,037	$—	$52,174
Liability for funds withheld under reinsurance agreements	104	—	—	104
Total	$51,241	$1,037	$—	$52,278

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Statements of Operations is as follows for the periods indicated:

	Year ended December 31,
	2023	2022	2021
Premiums:
Direct premiums	$3,599	$3,257	$3,007
Reinsurance assumed	26	25	26
Reinsurance ceded	(908)	(859)	(6,421)
Net premiums	$2,717	$2,423	$(3,388)

Fee income:
Gross fee income	$2,303	$2,137	$2,215
Reinsurance assumed	17	18	18
Reinsurance ceded	(404)	(413)	(420)
Net fee income	$1,916	$1,742	$1,813

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$4,322	$4,448	$4,847
Reinsurance assumed	64	50	72
Reinsurance ceded	(1,350)	(1,970)	(7,107)
Net interest credited and other benefits to contract owners / policyholders	$3,036	$2,528	$(2,188)
The Company has indemnity coinsurance and modified coinsurance arrangements with Security Life of Denver Company ("SLD") pursuant to a series of transactions entered into in 2021. Under these agreements, SLD contractually assumed individual life and annuity policyholder liabilities and obligations, although the Company remains obligated to contract owners. Reinsurance recoverable related to these agreements was $9.2 billion and $9.5 billion as of December 31, 2023 and 2022, respectively, on the Consolidated Balance Sheets. The revenues and net results of the Individual Life and Annuities businesses that are disposed of via reinsurance are reported in businesses exited through reinsurance or divestment which is an adjustment to the Company's U.S. GAAP revenues and earnings measures to calculate Adjusted operating revenues and Adjusted operating earnings before income taxes, respectively.

The Company has an indemnity reinsurance arrangement with a subsidiary of Lincoln National Corporation ("Lincoln") related to a block of its individual life insurance business. Under the agreement, Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. Reinsurance recoverable related to this reinsurance agreement was $1 billion as of December 31, 2023 and 2022 on the Consolidated Balance Sheets.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of December 31, 2023 and December 31, 2022, the Company had a deposit asset net of the allowance for credit losses of $1.2 billion and $1.5 billion, respectively, which is reported in Other assets on the Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

8.     Separate Accounts

The following tables present a rollforward of Separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Consolidated Balance Sheets, for the periods indicated:

	December 31, 2023			December 31, 2022
	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total
Balance at January 1	$7,196	$69,152	$76,348	$8,091	$86,927	$95,018
Premiums and deposits	940	10,052	10,992	957	9,177	10,134
Fee income	(34)	(426)	(460)	(34)	(423)	(457)
Surrenders, withdrawals and benefits	(1,342)	(9,631)	(10,973)	(1,025)	(8,470)	(9,495)
Net transfers (from) to the separate account	—	(518)	(518)	—	(2,015)	(2,015)
Investment performance	415	13,681	14,096	(793)	(16,044)	(16,837)
Balance at end of period	$7,175	$82,310	$89,485	$7,196	$69,152	$76,348

Reconciliation to Consolidated Balance Sheets:
Other			3,648			3,826
Total Separate Account liabilities			$93,133			$80,174

Stabilizer products allow the contract holder to select either the market value of the accounts or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. The fair value is estimated using the income approach.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $82,286 and $69,121, as of December 31, 2023 and 2022, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts were as follows for the periods indicated:

	December 31, 2023	December 31, 2022
US Treasury securities and obligations of US government corporations and agencies	$1,015	$1,586
Corporate and foreign debt securities	2,528	2,307
Mortgage-backed securities	3,231	3,434
Equity securities (including mutual funds)	85,916	72,309
Cash, cash equivalents and short-term investments	399	311
Receivable for securities and accruals	44	227
Total	$93,133	$80,174

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

9.    Segments

The Company provides its principal products and services through three segments: Wealth Solutions, Health Solutions and Investment Management. The Company's chief operating decision maker views and manages the business through these three segments.

The Wealth Solutions segment provides tax-deferred, employer-sponsored retirement plans and administrative services to corporate, education, healthcare, other non-profit and government entities, and stable value products to institutional clients where the Company may or may not be providing defined contribution products and services, as well as individual retirement accounts ("IRAs"), other retail financial products and comprehensive financial services to individual customers.

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

Adjusted operating earnings before income taxes is a meaningful measure used by management to evaluate its business and segment performance. This measure enhances the understanding of the Company’s financial results by focusing on the operating performance and trends of the underlying core business segments by excluding items that tend to be highly variable from period to period based on capital market conditions or other factors. The Company uses the same accounting policies and procedures to measure segment Adjusted operating earnings before income taxes as it does for the directly comparable U.S. GAAP measure Income (loss) before income taxes. Adjusted operating earnings before income taxes does not replace Income (loss) before income taxes as the U.S. GAAP measure of the Company’s consolidated results of operations. Therefore, the Company believes that it is useful to evaluate both measures when reviewing the Company’s financial and operating performance. Each segment’s Adjusted operating earnings before income taxes is calculated by adjusting Income (loss) before income taxes for the following items:
•Net investment gains (losses), which are significantly influenced by economic and market conditions, including interest rates and credit spreads, and are not indicative of normal operations. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the fair value option unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations, and changes in the fair value of derivative instruments, excluding gains (losses) associated with swap settlements and

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

accrued interest. It also includes changes in the fair value of derivatives related to managed custody guarantees, net of related reserve increases (decreases), less the estimated cost of these benefits, changes in nonperformance spread, and changes in market risk benefits;
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
•Expected return on plan assets net of interest costs associated with the Company's qualified defined benefit pension plan and immediate recognition of net actuarial gains (losses) related to all of the Company's pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments. These amounts do not reflect cash-settled expenses, and are not indicative of current Operating expense fundamentals; and
•Other items not indicative of normal operations or performance of the Company's segments or that may be related to events such as capital or organizational restructurings, including certain costs related to debt and equity offerings, acquisition / merger integration expenses, severance and other third-party expenses associated with such activities, and expenses attributable to vacant real estate. These items vary widely in timing, scope and frequency between periods as well as among companies to which the Company is compared. Accordingly, the Company adjusts for these items as management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of the Company's segments.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$632	$697	$1,106
Health Solutions	315	304	204
Investment Management	225	186	239
Corporate	(208)	(253)	(325)
Total including Allianz noncontrolling interest	964	934	1,225
Less: Earnings (loss) attributable to Allianz noncontrolling interest	48	26	—
Total	$916	$908	$1,225

Adjustments:
Net investment gains (losses)	(15)	(190)	(29)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(182)	(138)	1,133
Income (loss) attributable to noncontrolling interests	104	(77)	761
Dividend payments made to preferred shareholders	36	36	36
Other adjustments	(180)	(111)	(39)
Total adjustments to income (loss) before income taxes	(237)	(480)	1,861

Income (loss) from continuing operations before income taxes	$678	$428	$3,085
Adjusted operating revenues is a measure of the Company's segment revenues. Each segment's Adjusted operating revenues are calculated by adjusting Total revenues to exclude the following items:
•Net investment gains (losses);
•Revenues related to businesses exited or to be exited through reinsurance or divestment;
•Revenues attributable to noncontrolling interests, which represents the attribution of results from consolidated VIEs or VOEs; and
•Other adjustments that primarily reflect fee income earned by the Company's broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in the Company's segments’ operating revenues, other items where the income is passed on to third parties and the elimination of intercompany investment expenses included in Adjusted operating revenues.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Adjusted operating revenues by segment:
Wealth Solutions	$2,776	$2,778	$3,236
Health Solutions	3,082	2,582	2,394
Investment Management	916	756	783
Corporate	48	67	100
Total	$6,822	$6,183	$6,513

Adjustments:
Net investment gains (losses)	(44)	(215)	(140)
Revenues related to businesses exited or to be exited through reinsurance or divestment	113	(123)	(3,424)
Revenues attributable to noncontrolling interests	247	(33)	809
Other adjustments	211	121	413
Total adjustments to revenues	527	(250)	(2,342)

Total revenues	$7,348	$5,930	$4,174
Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Investment management intersegment revenues	$85	$91	$92

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	December 31, 2023	December 31, 2022
Wealth Solutions	$122,318	$111,701
Health Solutions	3,336	2,668
Investment Management	1,600	1,611
Corporate	25,527	26,712
Total assets, before consolidation(1)	152,781	142,692
Consolidation of investment entities	4,304	3,914
Total assets	$157,085	$146,606
(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

10.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's operating segments were as follows:

	Wealth Solutions	Health Solutions	Investment Management	Corporate (1)	Consolidated
Balance as of January 1, 2022	$17	$24	$31	$—	$72
Additions from business combinations	—	—	255	—	255
Balance as of December 31, 2022	$17	$24	$286	$—	$327
Additions from business combinations (2)	—	319	—	102	421
Balance as of December 31, 2023	$17	$343	$286	$102	$748
(1) Corporate includes goodwill that was acquired by the parent company and not pushed to a subsidiary within the Company’s reportable segments. The carrying value of goodwill within Corporate is allocated to Wealth Solutions, Health Solutions, and Investment Management reporting units as $72, $20 and $10, respectively
(2) See the Business, Basis of Presentation and Significant Accounting Policies Note for information on recent business combinations.

Based on qualitative assessments performed during 2023, the Company concluded there was no requirement for goodwill impairment. As of December 31, 2023 and 2022, there is no accumulated impairment associated with goodwill.

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

During the fourth quarter of 2023, the Company re-evaluated projected cash flows associated with management contract rights of a prior acquisition within the Investment Management segment and determined the carrying value was no longer fully recoverable. As of December 31, 2023, the fair value was $22 which was determined using a discounted cash flow approach. Key assumptions used in the fair value assessment included projected cash flows and discount rate. As a result of changes to projected cash flows, the Company recognized an impairment loss of $33, which is included in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2023.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	December 31, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Right to manage client assets	N/A	$345	$—	$345	$345	$—	$345
Management contract rights	N/A	5	—	5	5	—	5
Total indefinite-life intangibles		$350	$—	$350	$350	$—	$350
Finite-life intangibles:
Management contract rights (1)	15 years	$153	$11	$142	$741	$554	$187
Customer relationship lists	17 years	325	128	197	135	111	24
Trademarks	8 years	15	2	13	—	—	—
Computer software	4 years	501	346	155	502	432	70
Total intangible assets		$1,344	$487	$857	$1,728	$1,097	$631
(1) The table reflects the new cost basis and revised useful life of the impaired management contract rights as of December 31, 2023.

Amortization expense related to intangible assets were $85, $36 and $46 for the years ended December 31, 2023, 2022 and 2021, respectively. Fully amortized Management contract rights and Software of $550 and $107, respectively were written off during the year ending December 31, 2023.

The estimated amortization of intangible assets are as follows:

Year	Amount
2024	$82
2025	72
2026	57
2027	47
2028	33

11.    Share-based Incentive Compensation Plans

Omnibus Incentive Plans

The Company offers equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plan"). As of December 31, 2023, common stock reserved and available for issuance under the Omnibus Plans was 8,922,727 shares.

The Omnibus Plans permit the granting of a wide range of equity-based awards, including RSUs, which represent the right to receive a number of shares of Company common stock upon vesting; restricted stock, which are shares of Company stock that are issued subject to sale and transfer restrictions until the vesting conditions are met; PSUs, which are RSUs subject to certain performance-based vesting conditions, and under which the number of shares of common stock delivered upon vesting varies

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

with the level of achievement of performance criteria; and stock options. Grants of equity-based awards under the Omnibus Plans are approved in advance by the Compensation and Benefits Committee (the "Committee") of the Board of Directors of the Company, and are subject to such terms and conditions as the Committee may determine, including in respect of vesting and forfeiture, subject to certain limitations provided in the Omnibus Plans. Equity-based awards under the Omnibus Plans may carry dividend equivalent rights, pursuant to which notional dividends accumulate on unvested equity awards and are paid, in cash, upon vesting. Except for stock option awards made during 2015 and 2019, awards made under the Omnibus Plans, to date, have included dividend equivalent rights. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met.

During each of the years ended December 31, 2023, 2022 and 2021 the Company awarded RSUs and PSUs to its employees under the Omnibus Plans. The PSU awards entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives are determined and approved by the Committee. Except under certain termination conditions, RSUs and PSUs generally vest no earlier than one year from the date of the award and no later than three years from the date of the award. In the case of retirement (eligibility for which is based on the employee's age and years of service as provided in the relevant award agreement), awards vest in full, but subject to the satisfaction of any applicable performance criteria.

In December 2015 and February 2019, the Company also awarded contingent stock options ("2015 Stock Options" and "2019 Stock Options," respectively) under the Omnibus Plans. All outstanding 2015 and 2019 Stock Options are vested as the necessary performance conditions were satisfied.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The fair value of the TSR component of the PSU awards was estimated using a Monte Carlo simulation. The following is a summary of the significant assumptions used to calculate the fair value of the TSR component of the PSU awards granted during the periods indicated:

	2023	2022	2021
Expected volatility of the Company's common stock	30.43%	34.37%	34.54%
Average expected volatility of peer companies	41.53%	49.41%	45.24%
Expected term (in years)	2.85	2.85	2.87
Risk-free interest rate	4.42%	1.71%	0.20%
Expected dividend yield	—%	—%	—%
Average correlation coefficient of peer companies	65.80%	71.50%	78.00%

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
RSUs	$81	$45	$41
PSU awards	48	45	46
Stock options	—	—	1
Total	129	90	88
Income tax benefit	31	24	22
Share-based compensation	$98	$66	$66

The following table summarizes the unrecognized compensation cost and expected remaining weighted-average period of expense recognition as of December 31, 2023:

	RSU Awards	PSU Awards
Unrecognized compensation cost	$40	$39
Expected remaining weighted-average period of expense recognition (in years)	1.00	1.26

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and Director Plan for the periods indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	1.5	$60.91	2.1	$55.68
Adjusted for PSU performance factor	—	—	(0.1)	61.50
Granted	1.7	70.51	0.8	66.10
Vested	(1.1)	63.75	(0.5)	62.86
Forfeited	(0.1)	66.09	(0.1)	65.98
Outstanding at December 31, 2023	2.0	$67.06	2.2	$61.17
Awards expected to vest as of December 31, 2023	2.0	$67.06	2.2	$61.17

The weighted-average grant date fair value for RSU awards granted during the year ended December 31, 2023, 2022 and 2021 was $70.51, $65.33 and $56.88, respectively. The weighted-average grant date fair value for PSU awards granted during the

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

years ended December 31, 2023, 2022 and 2021 was $66.10, $56.67 and $49.88, respectively. The total fair value of shares vested for the years ended December 31, 2023, 2022, and 2021 was $118, $104 and $110, respectively.

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	1.6	$43.05	4.4	$30.20
Granted	—	—
Exercised	(0.4)	38.62
Forfeited	—	50.03
Outstanding as of December 31, 2023	1.2	$44.79	3.1	$34.30
Vested, exercisable, as of December 31, 2023	1.2	44.79	3.1	34.30

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $16, $5 and $13.

12.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2021	143.3	19.1	124.2
Common Shares issued	0.1	—	0.1
Common Shares acquired - share repurchase	—	17.9	(17.9)
Share-based compensation programs	2.4	1.0	1.4
Treasury Stock retirement	(36.8)	(36.8)	—
Balance, December 31, 2021	109.0	1.2	107.8
Common Shares issued	0.1	—	0.1
Common Shares acquired - share repurchase	—	11.7	(11.7)
Share-based compensation programs	1.7	0.7	1.0
Treasury Stock retirement	(13.0)	(13.0)	—
Balance, December 31, 2022	97.8	0.6	97.2
Common Shares issued	9.7	—	9.7
Common Shares acquired - share repurchase	—	5.4	(5.4)
Share-based compensation programs	2.1	0.7	1.4
Treasury Stock retirement	(6.0)	(6.0)	—
Balance, December 31, 2023	103.6	0.7	102.9

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Dividends declared per share of Common Stock	$1.200	$0.800	$0.695

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
As of December 31, 2023, the aggregate amount remaining under the Company's share repurchase authorization is $397. This share repurchase authorization expires on September 30, 2024 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

Subsequent to December 31, 2023, the Company repurchased approximately 1.5 million shares pursuant to 10b5-1 plans and through open market repurchases for an aggregate purchase price of $107.

The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions for the years ended December 31, 2022 and 2021.

2022
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
June 21, 2022	$250	3,382,950	September 20, 2022	819,566	4,202,516
March 17, 2022	$275	3,305,786	May 11, 2022	890,112	4,195,898
2021
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
June 30, 2021	$400	5,203,252	September 16, 2021	1,081,552	6,284,804
February 11, 2021	$250	3,617,291	May 14, 2021	330,852	3,948,143

The following table presents repurchases of our common stock pursuant to 10b5-1 plans and through open market repurchases for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Shares of common stock	5,365,303	3,295,800	7,118,829
Payment	$374	$225	$463

Warrants

On May 7, 2013, the Company issued warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. On May 10, 2023, the warrants were net share settled in accordance with their terms, resulting in the issuance of 9.6 million common shares. No warrants remain outstanding as of December 31, 2023.

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
As of December 31, 2023 and December 31, 2022, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022
Series	Issued	Outstanding	Issued	Outstanding
7.758% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Year Ended:	Per Share	Aggregate	Per Share	Aggregate
December 31, 2023	$61.25	$20	$53.50	$16
December 31, 2022	61.25	20	53.50	16
December 31, 2021	61.25	20	53.50	16

As of December 31, 2023, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

13.     Earnings per Common Share

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Year Ended December 31,
Earnings	2023	2022	2021
Net income (loss) available to common shareholders
Income (loss) from continuing operations	$729	$433	$3,119
Less: Preferred stock dividends	36	36	36
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	104	(77)	761
Income (loss) from continuing operations available to common shareholders	589	474	2,322
Income (loss) from discontinued operations, net of tax	—	—	12
Net income (loss) available to common shareholders	$589	$474	$2,334

Weighted-average common shares outstanding
Basic	102.7	100.7	116.7
Dilutive Effects:
Warrants(1)	3.3	7.2	6.7
RSUs	1.2	0.9	1.0
PSUs	1.1	0.8	0.7
Stock Options	0.5	0.6	0.7
Diluted	108.8	110.2	125.8

Basic(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$5.74	$4.70	$19.91
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$—	$—	$0.10
Income (loss) available to Voya Financial, Inc.'s common shareholders	$5.74	$4.70	$20.02
Diluted(2)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$5.42	$4.30	$18.46
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$—	$—	$0.10
Income (loss) available to Voya Financial, Inc.'s common shareholders	$5.42	$4.30	$18.56
(1) See the Shareholders' Equity Note to these Consolidated Financial Statements for additional information on warrants.
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

The Company's Principal Insurance Subsidiaries are each required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of its respective state of domicile. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the insurance department of an insurance company's state of domicile, the entire amount or a portion of an insurance company's asset balance can be non-admitted based on the specific rules regarding admissibility. For the years ended December 31, 2023, 2022 and 2021, the Principal Insurance Subsidiaries have no prescribed or permitted practices that materially impact total capital and surplus.

Statutory Net income (loss) for the years ended December 31, 2023, 2022 and 2021 and statutory capital and surplus as of December 31, 2023 and 2022 of the Company's Principal Insurance Subsidiaries are as follows:

	Statutory Net Income (Loss)			Statutory Capital and Surplus
	2023	2022	2021	2023	2022
Subsidiary Name (State of Domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$577	$549	$794	$1,955	$1,842
ReliaStar Life Insurance Company ("RLI") (MN)	401	418	(1,211)	1,447	1,784

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

The Company's Principal Insurance Subsidiaries domiciled in Connecticut and Minnesota have both created ordinary dividend capacity in 2023. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Principal Insurance Subsidiaries - Dividends and Return of Capital

The following table summarizes dividends permitted to be paid by the Company's Principal Insurance Subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval and dividends and extraordinary distributions paid by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Permitted without Approval		Dividends Paid		Extraordinary Distributions Paid
			Year Ended December 31,		Year Ended December 31,
	2024	2023	2023	2022	2023	2022
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company (CT)	$473	$363	$310	$48	$—	$809
ReliaStar Life Insurance Company (MN)	403	428	—	—	747	329

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

The Company also offers deferred compensation plans for employees, including career agents and certain other individuals who meet the eligibility criteria. The Company’s deferred compensation commitment for employees is recorded on the Consolidated Balance Sheets in Other liabilities and totaled $302 and $275 as of December 31, 2023 and 2022, respectively.

Voya Financial, Inc.'s subsidiaries also provide other postretirement and post-employment benefits to certain employees. These are primarily postretirement healthcare and life insurance benefits to retired employees and other eligible dependents and post-employment/pre-retirement plans provided to employees and former employees. The Company's other postretirement benefit obligation and unfunded status totaled $9 and $11 as of December 31, 2023 and 2022, respectively. Additionally, net periodic benefit for other postretirement benefits totaled $1, $2 and $3 for the years ended December 31, 2023, 2022 and 2021, respectively.

Obligations, Funded Status and Net Periodic Benefit Costs

The Company's Retirement Plan was fully funded in compliance with Employee Retirement Income Security Act ("ERISA") guidelines as of December 31, 2022, which is tested annually subsequent to this filing.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets for the years ended December 31, 2023 and 2022 and the discount rate and interest credit rate used in determining pension benefit obligations as of December 31, 2023 and 2022 as well as the funded status of the Company's Plans as of December 31, 2023 and 2022:

	2023	2022
Change in benefit obligation:
Benefit obligations, January 1	$1,943	$2,496
Service cost	24	28
Interest cost	103	72
Net actuarial (gains) losses (1)	44	(541)
Benefits paid	(115)	(112)
Benefit obligations, December 31(2)	1,999	1,943

Discount rate	5.28%	5.47%
Interest credit rate	3.75%	3.00%

Change in plan assets:
Fair value of plan net assets, January 1	1,770	2,283
Actual return on plan assets	149	(427)
Employer contributions	27	26
Benefits paid	(115)	(112)
Fair value of plan net assets, December 31(3)	1,831	1,770
Unfunded status at end of year (4)	$(168)	$(173)
(1) Includes actuarial loss of $37 and $(571) due to change in discount rate for the year ended December 31, 2023 and 2022, respectively. The discount rate decreased 0.19% during 2023 driven by a decrease in corporate AA yields. The discount rate increased 2.47% during 2022 driven by an increase in the 30-year Treasury and corporate AA yields.
(2) Includes Retirement Plan benefit obligations of $1,649 and $1,597 as of December 31, 2023 and 2022, respectively, and non-qualified plan benefit obligations of $350 and $346 as of December 31, 2023 and 2022, respectively.
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

The following table summarizes amounts related to the Plans recognized on the Consolidated Balance Sheets as of December 31, 2023 and 2022:

	2023	2022
Amounts recognized in the Consolidated Balance Sheets consist of:(1)
Prepaid benefit cost (2)	$182	$173
Accrued benefit cost (2)	(350)	(346)
Net amount recognized	$(168)	$(173)
(1) Excludes other postretirement benefit obligations of $9 and $11 as of December 31, 2023 and 2022, respectively.
(2) Prepaid benefit cost is included in Other assets on the Consolidated Balance Sheets. Accrued benefit cost is included in Other liabilities on the Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

There were no amounts related to the Plans recognized in accumulated other comprehensive income as of December 31, 2023 and 2022.

The following table summarizes information for the Plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of December 31, 2023 and 2022:

	2023	2022
Projected benefit obligation	$350	$346
Accumulated benefit obligation	348	345
Fair value of plan assets	—	—

Components of Net Periodic Benefit Cost

The components of net periodic benefit costs recognized in Operating expenses in the Consolidated Statements of Operations, weighted-average assumptions used in determining net benefit cost of the Plans and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) related to the Plans were as follows for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Net Periodic (Benefit) Costs Recognized in Consolidated Statements of Operations:
Service cost	$24	$28	$27
Interest cost	103	72	68
Expected return on plan assets	(100)	(108)	(126)
(Gain) loss recognized due to curtailment	—	—	(1)
Net (gain) loss recognition	(4)	(6)	(32)
Net periodic (benefit) costs	$23	$(14)	$(64)

Discount rate	5.47%	3.00%	2.67%
Expected rate of return on plan assets	5.82%	4.85%	5.60%
Interest credit rate	3.00%	2.80%	2.80%

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

The following table summarizes the Company's pension plan’s target allocation range and actual asset allocation by asset category as of December 31, 2023 and 2022:

	Actual Asset Allocation
	2023	2022
Equity securities:
Target allocation range	7%-12%	7%-12%
Large-cap domestic	3.7%	3.1%
Small/Mid-cap domestic	0.8%	0.8%
International commingled funds	3.2%	2.7%
Limited Partnerships	0.5%	0.6%
Total equity securities	8.2%	7.2%
Fixed maturities:
Target allocation range	83%-87%	83%-87%
U.S. Treasuries, short term investments, cash and futures	3.0%	2.9%
U.S. Government agencies and authorities	0.3%	0.3%
U.S. corporate, state and municipalities	71.3%	72.0%
Foreign securities	9.8%	9.5%
Total fixed maturities	84.4%	84.7%
Other investments:
Target allocation range	4%-8%	4%-8%
Hedge funds	4.1%	3.8%
Real estate	3.3%	4.3%
Total other investments	7.4%	8.1%
Total	100.0%	100.0%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets by asset class as of December 31, 2023:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Fixed maturities, short-term investments and cash:
Cash and cash equivalents	$8	$1	$—	$—	$9
Short-term investments	—	—	—	—	—
Short-term investment fund(1)	—	—	—	21	21
U.S. Government securities	128	—	—	—	128
U.S. corporate, state and municipalities	10	1,121	65	—	1,196
Foreign securities	—	170	20	—	190
Total fixed maturities	146	1,292	85	21	1,544

Equity securities:
Total equity securities(2)	15	68	—	68	151

Other investments:
Total other investments(3)	—	—	—	136	136
Total Assets	$161	$1,360	$85	$225	$1,831

(1) This category includes common collective trust funds a short-term investment fund, which invests in a full range of high-quality, short-term money market securities. Participant's redemptions are processed by the following day.
(2)    Equity securities include two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $25 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $33 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Contributions and redemptions are conducted on a monthly basis as of the last business day of each month with notice required. at least six business days before the month-end. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds' maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.
(3) Other investments that use NAV to calculate fair value includes a real estate fund has a balance of $61 and is an actively managed core portfolio of equity real estate, whose performance objective is to outperform the National Council of Real Estate investment Fiduciaries Open-End Diversified Core ("NFI_ODCE") index and to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period. Redemptions of all or a portion of an investor's units may be redeemed as of the end of a calendar quarter with at least 60 days notice. Other investments also includes a limited partnership with a balance of $75 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts. There are significant redemption restrictions in the limited partnership fund.

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
(1) See footnote 1 to previous table.
(2) Equity securities include two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $21 and Silchester has a fund balance of $27. See footnote 2 to previous table for further information.
(3) Other investments that use NAV to calculate fair value includes a real estate fund has a balance of $75 and a limited partnership with a balance of $69. See footnote 3 to previous table for further information.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Expected Future Contributions and Benefit Payments

The following table summarizes the expected benefit payments for the Company's pension plans to be paid for the years indicated:

2024	$124
2025	130
2026	134
2027	138
2028	141
2029-2033	750

The Company expects that it will make a cash contribution of approximately $27 to the Plans in 2024.

Defined Contribution Plans

Certain of the Company’s subsidiaries sponsor defined contribution plans. The largest defined contribution plan is the Voya 401(k) Savings Plan (the "Savings Plan"). The assets of the Savings Plan are held in independently administered funds. Substantially all employees of the Company are eligible to participate, other than the Company’s agents. The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax basis. The Company matches such pretax contributions, up to a maximum of 6% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. These plans do not give rise to balance sheet provisions, other than relating to short-term timing differences included in Other liabilities. The amount of cost recognized for the defined contribution pension plans for the years ended December 31, 2023, 2022 and 2021 was $44, $36 and $36, respectively, and is recorded in Operating expenses in the Consolidated Statements of Operations.

16.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of AOCI as of the dates indicated:

	December 31,
	2023	2022	2021(2)
Fixed maturities, net of impairment	$(2,370)	$(3,294)	$3,196
Derivatives(1)	64	125	79
Change in current discount rate	(890)	(858)	(1,147)
Deferred income tax asset (liability)	794	969	(324)
Total	(2,402)	(3,058)	1,804
Pension and other postretirement benefits liability, net of tax	2	3	3
AOCI	$(2,400)	$(3,055)	$1,807
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of December 31, 2023, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $15.
(2) Upon adoption of ASU 2018-12 on January 1, 2023, the DAC/VOBA adjustments on available-for-sale securities were reversed as of the January 1, 2021 transition date and in subsequent periods.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	December 31, 2023
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$899		$(189)	$710
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	25		(5)	20
Change in unrealized gains (losses) on available-for-sale securities	924		(194)	730
Derivatives:
Derivatives	(43)	(1)	9	(34)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(18)		4	(14)
Change in unrealized gains (losses) on derivatives	(61)		13	(48)
Change in current discount rate	(33)		7	(26)
Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	(2)	—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$829		$(174)	$655
(1) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(2) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

	December 31, 2022
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(6,569)		$1,380	$(5,189)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	78		(16)	62
Change in unrealized gains (losses) on available-for-sale securities	(6,491)		1,364	(5,127)
Derivatives:
Derivatives	66	(1)	(14)	52
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(20)		4	(16)
Change in unrealized gains (losses) on derivatives	46		(10)	36
Change in current discount rate	290		(61)	229
Change in Accumulated other comprehensive income (loss)	$(6,155)		$1,293	$(4,862)
(1) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2021
	Before-Tax Amount		Income Tax (Benefit)		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,595)		$525	(3)	$(3,070)
Other	(3)		1		(2)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	(1,823)		383		(1,440)
DAC and Other intangibles related to discontinued operations	830		(175)		655
Other intangibles not subjected to ASU 2018-12	435		(92)		343
Change in unrealized gains (losses) on available-for-sale securities	(4,156)		642		(3,514)
Derivatives:
Derivatives	24	(1)	(5)		19
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(21)		4		(17)
Change in unrealized gains (losses) on derivatives	3		(1)		2
Change in current discount rate	202		(42)		160
Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(2)	(2)	—		(2)
Change in pension and other postretirement benefits liability	(2)		—		(2)
Change in Accumulated other comprehensive income (loss)	$(3,953)		$599		$(3,354)
(1) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(2) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.
(3) The tax effect of $756 is offset by a $(231) stranded tax benefit release from AOCI to continuing operations.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

17.    Revenue from Contracts with Customers

Financial services and software subscriptions and services revenue is disaggregated by type of service in the following table:

	Year Ended December 31,
	2023	2022	2021
Wealth Solutions
Advisory and R&A	$497	$525	$650
Distribution and shareholder servicing	121	116	207
Investment Management
Advisory, asset management and R&A	924	826	834
Distribution and shareholder servicing	146	145	183
Health Solutions
R&A	18	17	16
Software subscriptions and services	205	—	—
Corporate
R&A	28	62	94
Total financial services and software subscriptions and services revenue	1,939	1,691	1,984
Revenue from other sources(1)	304	199	408
Total Fee income and Other revenue	$2,243	$1,890	$2,392

(1)Primarily consists of revenue from insurance contracts and financial instruments.

Net receivables of $339 and $299 are included in Other assets on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

18.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Current tax expense (benefit):
Federal	$6	$(5)	$(463)
State	5	(3)	19
Total current tax expense (benefit)	11	(8)	(444)
Deferred tax expense (benefit):
Federal	(50)	8	457
State	(12)	(5)	(47)
Total deferred tax expense (benefit)	(62)	3	410
Total income tax expense (benefit)	$(51)	$(5)	$(34)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Income (loss) before income taxes	$678	$428	$3,085
Tax Rate	21.0%	21.0%	21.0%
Income tax expense (benefit) at federal statutory rate	142	90	648
Tax effect of:
Valuation allowance	(1)	7	(521)
Dividends received deduction	(38)	(44)	(34)
State tax expense (benefit)	(6)	(16)	37
Noncontrolling interest	(22)	16	(161)
Tax credits	(17)	(63)	(14)
Nondeductible expenses	6	7	5
Security Life of Denver Company capital loss carryback (1)	(92)	—	—
Non-taxable Voya India gain (1)	(10)	—	—
Other	(13)	(2)	6
Income tax expense (benefit)	$(51)	$(5)	$(34)
Effective tax rate	(7.5)%	(1.2)%	(1.1)%
(1) See Other Tax Matters section below

Current Income Tax

The Company had a current income tax receivable/(payable) of $12 and $5 as of December 31, 2023 and 2022, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities were as follows as of the dates indicated:

	December 31,
	2023	2022
Deferred tax assets
Federal and state loss carryforwards	$1,489	$1,523
Net unrealized investment losses	484	666
Compensation and benefits	190	179
Current discount rate (1)	187	180
Tax credits	131	110
Insurance Reserves	9	—
Investments	5	30
Other assets	165	82
Total gross assets before valuation allowance	2,660	2,770
Less: Valuation allowance	95	70
Assets, net of valuation allowance	2,565	2,700
Deferred tax liabilities
Deferred policy acquisition costs	(358)	(392)
Insurance reserves	—	(85)
Other liabilities	(47)	—
Total gross liabilities	(405)	(477)
Net deferred income tax asset (liability) (2)	$2,160	$2,223
(1) Current discount rate is a result of the adoption of ASU 2018-12. See the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements for additional information
(2) $45 of net deferred tax assets, including a $26 valuation allowance, were a result of the Benefitfocus acquisition

The following table sets forth the federal, state and credit carryforwards for tax purposes as of the dates indicated:

	December 31,
	2023		2022
Federal net operating loss carryforward	$6,667	(1)	$6,816
State net operating loss carryforward	2,454	(2)	2,069
Credit carryforward	131	(3)	110
(1) Approximately $3,617 of the net operating losses carryforwards ("NOL") not subject to expiration. $3,050 of the NOLs expire between 2025 and 2037
(2) Approximately $829 of the NOLs not subject to expiration. $1,625 of the NOLs expire between 2024 and 2043
(3) Expires between 2032 and 2042

As a result of the Benefitfocus acquisition, the Company acquired $62 of federal net operating losses ("NOL"), subject to a section 382 limitation. The Company expects to fully realize these NOLs prior to expiration.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTA") will not be realized. As of December 31, 2023 and 2022, the Company had a total valuation allowance of $95 and $70, respectively. As of December 31, 2023 and 2022, $218 and $193, respectively, of this valuation allowance was allocated to continuing operations and $(123) and $(123) allocated to Other comprehensive income (loss) related to realized and unrealized capital losses, respectively. The increase in the valuation allowance was a result of the Benefitfocus acquisition.

Significant judgment is required to evaluate the need for a valuation allowance against DTAs. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

pre-tax book income, tax planning strategies and reversals of temporary differences. As of December 31, 2023, the Company had year-to-date gains primarily on securities of $863 in Other comprehensive income, decreasing the related DTA. Additionally, operating income remained positive for the period and was largely consistent with the 2022 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs in 2023.

The valuation allowance as of December 31, 2023 of $95 was against certain historic state net operating losses and state tax credits that were below more likely than not to be utilized. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of these DTAs.

Other Tax Matters

On January 4, 2021, the Company completed a series of transactions pursuant to a Master Transaction Agreement ("MTA") with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of these transactions, Resolution Life US acquired the Company's wholly owned subsidiary, Security Life of Denver Company ("SLD"). SLD generated capital losses in the 2022 tax year, which were included in a carryback claim for the Company in accordance with the MTA and resulted in a $92 tax benefit and decrease to the effective tax rate (the "Security Life of Denver Company capital loss carryback") for the Company.

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

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits were as follows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$33	$34	$33
Additions (reductions) for tax positions related to current year	—	—	1
Additions (reductions) for tax positions related to prior years	(6)	(1)	—
Balance at end of period	$27	$33	$34

The Company had $1, $1, and $1 of unrecognized tax benefits as of December 31, 2023, 2022 and 2021, respectively, which would affect the Company's effective rate if recognized.

Interest and Penalties

The Company recognizes interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of gross accrued interest and penalties on the Company's Consolidated Balance Sheets as of December 31, 2023 and 2022 were immaterial. The Company recognized no gross interest (benefit) related to unrecognized tax in its Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Tax Legislative Matters

In August 2022, the Inflation Reduction Act was signed into law creating the corporate alternative minimum tax ("CAMT"). The IRS has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. The Company is not subject to the CAMT based on this guidance and will continue to evaluate the applicability as more guidance is provided.

19.    Financing Agreements

Short-term Debt

As of December 31, 2023 and 2022, the Company had $1 and $141, respectively, of short-term borrowings outstanding consisting entirely of the current portion of long-term debt.

Long-term Debt

The following table summarizes the carrying value of the Company’s debt issued or borrowed and outstanding as of December 31, 2023 and 2022:

	Issuer	Maturity	2023	2022
3.976% Senior Notes, due 2025(2)(3)	Voya Financial, Inc.	02/15/2025	$390	$—
3.65% Senior Notes, due 2026(2)(3)	Voya Financial, Inc.	06/15/2026	446	445
5.7% Senior Notes, due 2043(2)(3)	Voya Financial, Inc.	07/15/2043	396	396
4.8% Senior Notes, due 2046(2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048(4)	Voya Financial, Inc.	01/23/2048	336	336
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053(4)	Voya Financial, Inc.	05/15/2053	—	388
7.25% Voya Holdings Inc. debentures, due 2023(1)	Voya Holdings Inc.	08/15/2023	—	140
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	2	2
Subtotal			2,098	2,235
Less: Current portion of long-term debt			1	141
Total			$2,097	$2,094
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.
(4) See the Junior Subordinated Notes section below.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

The aggregate amounts of future principal payments of long-term debt issued by the Company at December 31, 2023 for the next five years and thereafter are $1 in 2024, $401 in 2025, $587 in 2026, $12 in 2027, $0 in 2028 and $1,119 thereafter.

The aggregate amounts of future principal payments of long-term debt issued by Voya Financial, Inc. at December 31, 2023 for the next five years and thereafter are $0 in 2024, $400 in 2025, $447 in 2026, $0 in 2027, $0 in 2028 and $1,040 thereafter.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2023, the Company was in compliance with its debt covenants.

Loss on Debt Extinguishment

The Company incurred a loss on debt extinguishment of $5, $3 and $31 for the years ended December 31, 2023, 2022 and 2021, respectively, which was recorded in Interest expense in the Consolidated Statements of Operations. See Senior Notes and Junior Subordinated Notes below for additional detail on debt extinguishment.

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

Junior Subordinated Notes

Outstanding junior subordinated notes were as follows as of December 31, 2023:

Issuer	Issue Date	Interest Rate(1)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date(2)			Final Maturity Date		Face Value
Voya Financial, Inc.	01/23/2018	4.70%	01/23/2028	LIBOR	+	2.084%	01/23/2048	(3)	$340
(1) Prior to the scheduled redemption date, interest is paid semi-annually, in arrears.
(2) In the event the securities are not redeemed on or before the scheduled redemption date, interest will accrue after such date at an annual rate of three month LIBOR plus the indicated margin, payable quarterly in arrears. In the event that LIBOR is unavailable, the calculation agent will determine a fallback rate at the time the calculations need to be performed.
(3) The 4.70% Fixed-to-Floating Rate Junior Subordinated Notes due 2048 (the "2048 Notes") are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

During the year ended December 31, 2023, the Company completed the redemption of all of outstanding principal amount of its 5.65% Fixed-to-Floating Rate Junior Subordinated Note, due 2053 at par.

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

As of December 31, 2023 and 2022, the outstanding principal amount of the Aetna Notes was $218 and $358, respectively. As of December 31, 2023 and 2022, the amount of collateral required to avoid the payment of a fee to ING Group was $218 and $358 respectively. As of December 31, 2023 and 2022, the collateral balance was $227 and $367, respectively.

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

On May 1, 2023, pursuant to the put option agreement, the Company exercised the put option to require the trust to purchase $400 aggregate principal amount of 3.976% Senior Notes in exchange for a corresponding amount of U.S. Treasury securities held by the trust. On May 3, 2023, the Company issued $400 aggregate principal amount of 3.976% Senior Notes to the trust and the Company received approximately $400 of U.S. Treasury securities. The proceeds from the sale of the U.S. Treasury securities were used to redeem the 5.650% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 on May 15, 2023 (the "2053 Notes"). See Junior Subordinated Notes above.

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the years ended 2023, 2022 and 2021 were $1, $2 and $2, respectively.

The following table outlines the Company's credit facilities as of December 31, 2023:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.	Unsecured	Committed	05/01/2028	$500	$—	$500
Voya Financial, Inc.	Unsecured	Committed	04/07/2025	200	12	188
Total				$700	$12	$688

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Senior Unsecured Credit Facility

As of December 31, 2023, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires May 1, 2028. The facility provides $500 of committed capacity for revolving loan borrowings and letters of credit issuances, including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25. As of December 31, 2023, there were no amounts outstanding as revolving credit borrowings, no amounts of LOCs outstanding, and no amounts of swingline loans outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $4.998 billion, which may increase upon any future equity issuances by the Company.

20.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2032. The Company also currently has finance leases related to office space and service contracts.

During the years ended December 31, 2023 and 2022, the Company recorded an impairment of $14 and $5, respectively, on its right-of-use assets associated with leased office space, which is included in Operating expenses in the Consolidated Statements of Operations.

The following table presents the lease costs and payments related to operating and finance leases for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Operating lease costs	$22	$21	$28
Finance lease costs	9	19	21
Amortization of the right of use assets(1)	5	19	20
Payments for finance lease liabilities	20	21	21
Payments for operating lease liabilities	26	18	24
(1)Included in the finance lease costs

The future net minimum payments under non-cancelable leases are as follows as of December 31, 2023:

	Operating Leases	Finance Leases
2024	$29	$12
2025	19	12
2026	13	12
2027	11	12
2028	8	13
Thereafter	10	40
Total undiscounted lease payments	90	101
Less: Imputed interest	5	19
Total Lease liabilities	$85	$82

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2023, the Company had off-balance sheet commitments to acquire mortgage loans of $70 and purchase limited partnerships and private placement investments of $1,026, of which $338 related to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Consolidated Balance Sheets, to be less than $1 as of December 31, 2023 and 2022. The Company has also recorded an asset, in Other assets on the Consolidated Balance Sheets of $10 and $11 as of December 31, 2023 and 2022, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The fair value of restricted assets were as follows as of December 31, 2023 and 2022:

	2023	2022
Fixed maturity collateral pledged to FHLB(1)	$1,956	$1,791
FHLB restricted stock(2)	64	67
Other fixed maturities-state deposits	37	38
Cash and cash equivalents	25	27
Securities pledged(3)	1,160	1,162
Total restricted assets	$3,242	$3,085
(1)Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(2)Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $842 and $907 as of December 31, 2023 and 2022, respectively. In addition, as of December 31, 2023 and 2022, the Company delivered securities as collateral of $201 and $142 and repurchase agreements of $117 and $113, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston, and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2023 and 2022, the Company had $1,175 and $1,279, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, assets with a market value of approximately $1,956 and $1,791, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25.

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

Litigation formerly included Henkel of America v. ReliaStar Life Insurance Company, et al. (USDC District of Connecticut, No. 1:18-cv-00965)(filed June 8, 2018). The parties reached a settlement, and the district court dismissed the lawsuit this quarter.

Finally, litigation for the Company formerly included Advance Trust & Life Escrow Services, LTA v. ReliaStar Life Insurance Company (USDC District of Minnesota, No. 1:18-cv-02863)(filed October 5, 2018). The district court granted final approval of the settlement and formally dismissed the lawsuit this quarter.

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

As of December 31, 2023, approximately $91 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

21.    Consolidated and Nonconsolidated Investment Entities

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $316 and $288 as of December 31, 2023 and 2022, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if Voya remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 5 and 7 CLOs as of December 31, 2023 and 2022, respectively.
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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 11 and 10 partnerships, as of December 31, 2023 and 2022, respectively.

The noncontrolling interest related to these partnerships increased from $1,482 at December 31, 2022 to $1,685 at December 31, 2023. Changes in market value, consolidations, deconsolidations, contributions and distributions related to these investments in partnerships directly impacts the noncontrolling interest component of Shareholders' Equity on the Company's Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by an increase in net contributions and favorable market appreciation in limited partnership and equity security investments. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

Registered Investment Companies

The Company did not consolidate any sponsored investment funds accounted for as VOEs as of December 31, 2023 and 2022.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2024 and 2031, paying interest at LIBOR, SOFR, EURIBOR or PRIME plus a spread of up to 8.5%. As of December 31, 2023 and 2022, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $46 and $85, respectively. Less than 1.0% of the collateral assets were in default as of December 31, 2023 and 2022.

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

CLO notes: The CLO notes are backed by a diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR, SOFR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 9.6% for the more subordinated tranches. CLO notes mature between 2034 and 2037, and have a weighted average maturity of 12 years as of December 31, 2023. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of December 31, 2023 and 2022, certain private equity funds maintained term loans and revolving lines of credit of $1,330 and $1,366, respectively. The term loans mature in seven to nineteen months, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at LIBOR/EURIBOR/SOFR plus 185 - 200 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of December 31, 2023 and 2022, outstanding borrowings amount to $1,198 and $1,143, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2023:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$181	$—	$—	$—	$181
Corporate loans	—	1,404	—	—	1,404
Limited partnerships/corporations	—	—	—	2,861	2,861
Total assets	$181	$1,404	$—	$2,861	$4,446
Liabilities
VIEs
CLO notes	$—	$1,332	$—	$—	$1,332
Total liabilities	$—	$1,332	$—	$—	$1,332

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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the years ended December 31, 2023 and 2022, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

The Company had two deconsolidations for the year ended December 31, 2023, one as a result of CLO notes redemption, and the other due to no longer being the majority investor in the fund. As such, the Company no longer has a controlling financial interest in either investment entity. The Company had two deconsolidations for the year ended December 31, 2022 as a result of funds liquidation. For deconsolidated investment entities, the Company continues to serve as the general partner and/or investment manager until such entities are fully liquidated.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of December 31, 2023 and December 31, 2022, the Company held $383 and $364 ownership interests, respectively, in unconsolidated CLOs, which also represent the Company's maximum exposure to loss.

LPs

As of December 31, 2023 and December 31, 2022, the Company held $1,621 and $1,781 ownership interests, respectively, in unconsolidated limited partnerships, which also represent the Company's maximum exposure to loss.

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

Voya Financial, Inc.
Schedule I

Summary of Investments Other than Investments in Affiliates
As of December 31, 2023
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. Treasuries	$417	$403	$403
U.S. Government agencies and authorities	54	56	56
State, municipalities, and political subdivisions	871	771	771
U.S. corporate public securities	8,402	7,666	7,666
U.S. corporate private securities	5,040	4,760	4,760
Foreign corporate public securities and foreign governments(1)	2,928	2,702	2,702
Foreign corporate private securities(1)	2,916	2,812	2,812
Residential mortgage-backed securities	3,695	3,476	3,476
Commercial mortgage-backed securities	4,147	3,495	3,495
Other asset-backed securities	2,528	2,470	2,470
Total fixed maturities, including securities pledged	30,998	28,611	28,611
Equity securities	236	236	236
Short-term investments	213	213	213
Mortgage loans on real estate	5,218	4,941	5,192
Policy loans	352	352	352
Limited partnerships/corporations	1,621	1,621	1,621
Derivatives	43	311	311
Other investments	64	64	64
Total investments	$38,745	$36,349	$36,600
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Schedule II
Condensed Financial Information of Parent
Balance Sheets
December 31, 2023 and 2022
(In millions, except share and per share data)

	As of December 31,
	2023	2022
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $6 as of 2023 and 2022)	$6	$6
Equity securities, at fair value	3	—
Short-term investments	13	—
Limited partnerships/corporations	—	9
Derivatives	10	14
Investments in subsidiaries	5,250	4,331
Total investments	5,282	4,360
Cash and cash equivalents	206	209
Short-term investments under securities loan agreements, including collateral delivered	1	6
Loans to subsidiaries and affiliates	293	89
Due from subsidiaries and affiliates	8	15
Deferred income taxes	856	911
Other assets	7	12
Total assets	$6,653	$5,602

Liabilities:
Payables under securities loan and repurchase agreements, including collateral held	$10	$—
Short-term debt	445	195
Long-term debt	1,865	1,862
Derivatives	9	14
Other liabilities	131	125
Total liabilities	$2,460	$2,196

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2023 and 2022)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 103,584,699 and 97,789,852 shares issued as of 2023 and 2022, respectively; 102,854,569 and 97,186,970 shares outstanding as of 2023 and 2022, respectively)	1	1
Treasury stock (at cost; 730,130 and 602,882 shares as of 2023 and 2022, respectively)	(56)	(39)
Additional paid-in capital	6,143	6,643
Accumulated other comprehensive income (loss)	(2,400)	(3,055)
Retained earnings (deficit):
Unappropriated	505	(144)
Total Voya Financial, Inc. shareholders' equity	4,193	3,406
Total liabilities and shareholders' equity	$6,653	$5,602
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Operations
For the Year Ended December 31, 2023, 2022 and 2021
(In millions)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Net investment income	$38	$12	$5
Net gains (losses)	65	(52)	29
Other revenue	27	18	—
Total revenues	130	(22)	34

Expenses:
Interest expense	130	114	159
Operating expenses	35	30	5
Total expenses	165	144	164
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(35)	(166)	(130)
Income tax expense (benefit)	(18)	(86)	(717)
Net income (loss) before equity in earnings (losses) of subsidiaries	(17)	(80)	587
Equity in earnings (losses) of subsidiaries, net of tax	642	590	1,783
Net income (loss) available to Voya Financial, Inc.	625	510	2,370
Less: Preferred stock dividends	36	36	36
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$589	$474	$2,334
The accompanying notes are an integral part of this Condensed Financial Information.

Condensed Financial Information of Parent
Statements of Comprehensive Income
For the Year Ended December 31, 2023, 2022 and 2021
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss) available to Voya Financial, Inc.	$625	$510	$2,370
Other comprehensive income (loss), after tax	655	(4,862)	(3,354)
Comprehensive income (loss) attributable to Voya Financial, Inc.	$1,280	$(4,352)	$(984)
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows
For the Year Ended December 31, 2023, 2022 and 2021
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss) available to Voya Financial, Inc.	$625	$510	$2,370
Adjustments to reconcile Net income (loss) available to Voya Financial, Inc. to Net cash used in operating activities:
Equity in (earnings) losses of subsidiaries	(642)	(590)	(1,783)
Dividends from subsidiaries	1,057	502	198
Deferred income tax expense (benefit)	54	(35)	(515)
Loss related to early extinguishment of debt	—	—	31
Net gains (losses)	(65)	52	(29)
Change in:
Other receivables and asset accruals	5	(21)	8
Due from subsidiaries and affiliates	108	46	(42)
Other payables and accruals	—	(10)	(295)
Other, net	(7)	29	13
Net cash provided/(used) in operating activities	1,135	483	(44)

Cash Flows from Investing Activities:
Proceeds from Resolution sale	—	—	694
Proceeds from sale of interest in wholly owned subsidiary	—	—	80
Proceeds from the sale, maturity, disposal or redemption of limited partnerships/corporations	53	—	—
Proceeds from the sale, maturity, disposal or redemption of fixed maturities	—	22	38
Acquisition of:
Fixed maturities	—	(16)	(45)
Equity securities	(3)	—	—
Short-term investments, net	(13)	18	(18)
Derivatives, net	19	(37)	26
Maturity (issuance) of short-term intercompany loans, net	(203)	34	56
Return of capital contributions and dividends from subsidiaries	—	708	1,435
Capital contributions to subsidiaries	(8)	—	(49)
Payments for business acquisitions, net of cash acquired	(584)	—	—
Collateral received (delivered), net	15	(5)	10
Other, net	(94)	—	81
Net cash provided/(used) in investing activities	(818)	724	2,308
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows (Continued)
For the Year Ended December 31, 2023, 2022 and 2021
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Financing Activities:
Proceeds from issuance of debt with maturities of more than three months	400	—	—
Repayment of debt with maturities of more than three months	(393)	(366)	(482)
Net proceeds from (repayments of) short-term loans to subsidiaries	250	65	(523)
Proceeds from issuance of common stock, net	—	7	4
Share-based compensation	(47)	(40)	(44)
Common stock acquired - Share repurchase	(369)	(750)	(1,113)
Dividends paid on common stock	(125)	(80)	(80)
Dividends paid on preferred stock	(36)	(36)	(36)
Net cash used in financing activities	(320)	(1,200)	(2,274)
Net increase (decrease) in cash and cash equivalents	(3)	7	(10)
Cash and cash equivalents, beginning of period	209	202	212
Cash and cash equivalents, end of period	$206	$209	$202

Supplemental cash flow information:
Income taxes paid (received), net	$4	$14	$—
Interest paid	111	111	130
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

The following table summarizes the carrying value of Voya Financial, Inc.'s loans to subsidiaries for the periods indicated:

			As of December 31,
Subsidiaries	Rate	Maturity Date	2023	2022
Voya Institutional Plan Services, LLC	3.83%	01/03/2023	$—	$31
Voya Institutional Plan Services, LLC	5.44%	01/02/2024	31	—
Voya Investment Management, LLC	4.46%	01/13/2023	—	11
Voya Services Company	5.44%	01/02/2024	185	—
Voya Payroll Management, Inc.	5.44%	01/02/2024	11	—
Voya Holdings Inc.	5.53%	01/18/2024	44	—
Voya Holdings Inc.	5.51%	01/12/2024	22	—
Voya Services Company	3.83%	01/03/2023	—	47
Total			$293	$89

Interest income earned on loans to subsidiaries was $18, $5 and $3 for the years ended December 31, 2023, 2022 and 2021, respectively. Interest income is included in Net investment income in the Condensed Statements of Operations.

3.    Financing Agreements

Debt Securities

The following table summarizes Voya Financial, Inc.'s short-term debt borrowings for the periods indicated:

	As of December 31,
	2023	2022
Intercompany financing - Subsidiaries	$445	$195
Total	$445	$195

Intercompany financing

Under the reciprocal loan agreements with subsidiaries, interest is charged at the prevailing market interest rate for similar third-party borrowings for securities.

As of December 31, 2023 and 2022, Voya Financial, Inc. was in compliance with its debt covenants. See Financing Agreements Note to the Consolidated Financial Statements for further information regarding long-term debt and the five-year maturities of long-term debt.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

Credit Facilities

Voya Financial, Inc. uses credit facilities for contingent liquidity to be used as needed for general business purposes. As of December 31, 2023, unsecured and committed facilities totaled $700. Of the aggregate $700 capacity available, Voya Financial, Inc. utilized $12 in credit facilities outstanding as of December 31, 2023. Total fees associated with credit facilities in 2023, 2022 and 2021 totaled $1, $2 and $2, respectively.

Guarantees

In the normal course of business, Voya Financial, Inc. enters into indemnification agreements with financial institutions that issue surety bonds on behalf of Voya Financial, Inc. or its subsidiaries in connection with litigation matters.

In addition, Voya Financial, Inc. provides guarantees to certain of its subsidiaries to support various business requirements:
•Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13 principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the "Equitable Notes"), and provides a back-to-back guarantee to ING Group in respect of its guarantee of $218 combined principal amount of Aetna Notes.
•Voya Financial, Inc. and Voya Holdings provide a guarantee of payment of obligations to certain subsidiaries under certain surplus notes held by those subsidiaries.

There were no assets or liabilities recognized by Voya Financial, Inc. as of December 31, 2023 and 2022 in relation to these intercompany indemnifications, guarantees or support agreements. As of December 31, 2023 and 2022, no guarantees existed in which Voya Financial, Inc. was required to currently perform under these arrangements.

4.    Returns of Capital and Dividends

Voya Financial, Inc. received returns of capital and dividends from the following subsidiaries for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Voya Holdings Inc.	$1,057	$1,210	$1,659
Security Life of Denver Insurance Company	—	—	54
Voya Financial Holdings I, LLC	—	—	16
Voya Special Investments, Inc.	—	—	125
Total(1)	$1,057	$1,210	$1,854
(1) The year ended December 31, 2021 included $221 of non-cash activities.

5.    Income Taxes

As of December 31, 2023 and 2022, Voya Financial, Inc. held deferred tax assets related to loss and credit carryforwards, some of which have not been realized by its subsidiaries but have been reimbursed to the subsidiaries by Voya Financial, Inc. pursuant to the intercompany tax sharing agreement. The total deferred tax assets were primarily comprised of federal net operating loss, state net operating loss and credit carryforwards.

Valuation allowances have been applied to a portion of the state deferred tax assets as of December 31, 2023 and 2022. Character, amount and estimated expiration date of the carryforwards and the related allowances are disclosed in the Income Taxes Note to the Consolidated Financial Statements.

As of December 31, 2023 and 2022, Voya Financial, Inc. has recognized deferred tax assets of $856 and $911, respectively, primarily related to federal net operating loss carryforwards.

As of December 31, 2023 and 2022, Voya Financial, Inc. had a current income tax receivable/(payable) of $5 and $9, respectively.

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

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
As of December 31, 2023 and 2022
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Contract Owner Account Balances	Unearned Premiums(1)
2023
Wealth Solutions	$1,064	$31,653	$—
Health Solutions	211	2,268	—	*
Investment Management	—	—	—
Corporate	975	14,813	—
Total	$2,250	$48,734	$—
2022
Wealth Solutions	$1,088	$34,215	$—
Health Solutions	190	2,234	—	*
Investment Management	—	—	—
Corporate	1,085	15,725	—
Total	$2,363	$52,174	$—
(1) Represents unearned premiums associated with short-duration products of the Company's accident and health business.
*Less than $1

Supplementary Insurance Information
Years Ended December 31, 2023, 2022 and 2021
(In millions)

Segment	Net Investment Income (1)(2)	Premiums and Fee Income (1)(2)	Interest Credited and Other Benefits to Contract Owners	Amortization of DAC and VOBA	Other Operating Expenses(1)(2)	Premiums Written (Excluding Life)
2023
Wealth Solutions	$1,807	$1,007	$872	$88	$1,242	$—
Health Solutions	135	2,748	1,895	33	903	2,120
Investment Management	26	903	—	—	855	—
Corporate	191	(25)	269	109	96	—
Total	$2,159	$4,633	$3,036	$230	$3,096	$2,120
2022
Wealth Solutions	$2,006	$992	$868	$93	$1,192	$—
Health Solutions	134	2,454	1,680	29	577	1,849
Investment Management	9	745	—	—	689	—
Corporate	132	(26)	(20)	118	84	—
Total	$2,281	$4,165	$2,528	$240	$2,542	$1,849
2021
Wealth Solutions	$2,517	$1,094	$880	$95	$1,379	$—
Health Solutions	165	2,236	1,674	24	496	1,695
Investment Management	(19)	703	—	—	632	—
Corporate	111	(5,608)	(4,742)	337	79	—
Total	$2,774	$(1,575)	$(2,188)	$456	$2,586	$1,695
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

Voya Financial, Inc.
Schedule IV

Reinsurance
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	Gross	Ceded	Assumed	Net	Percentage of Assumed to Net
2023
Life insurance in force	$596,806	$346,714	$4,963	$255,055	1.9%

Premiums:
Life insurance	$1,188	$571	$25	$642	3.9%
Accident and health insurance	2,359	323	—	2,036	—%
Annuity contracts	52	14	1	39	2.6%
Total premiums	$3,599	$908	$26	$2,717	1.0%

2022
Life insurance in force	$610,227	$368,598	$5,644	$247,273	2.3%

Premiums:
Life insurance	$1,198	$589	$24	$633	3.8%
Accident and health insurance	2,018	255	—	1,763	—%
Annuity contracts	41	15	1	27	3.7%
Total premiums	$3,257	$859	$25	$2,423	1.0%

2021
Life insurance in force	$605,845	$392,412	$6,587	$220,020	3.0%

Premiums:
Life insurance	$1,179	$3,651	$26	$(2,446)	(1.1)%
Accident and health insurance	1,803	202	—	1,601	—%
Annuity contracts	25	2,568	—	(2,543)	—%
Total premiums	$3,007	$6,421	$26	$(3,388)	(0.8)%

Voya Financial, Inc.
Schedule V

Valuation and Qualifying Accounts
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	Balance at January 1,	Charged to Costs and Expenses	Write-offs/ Payments/ Other	Balance at December 31,
2023
Valuation allowance on deferred tax assets(1)	$70	$(1)	$26	$95
Allowance for credit losses on mortgage loans on real estate(2)	18	11	(3)	26
Allowance for credit losses on available-for-sale fixed maturity securities(2)	12	10	(5)	17
Allowance for credit losses on reinsurance recoverable	32	(4)	—	28
Allowance for credit losses on deposit asset	1	—	—	1
2022
Valuation allowance on deferred tax assets(1)	$63	$7	$—	$70
Allowance for credit losses on mortgage loans on real estate(2)	15	3	—	18
Allowance for credit losses on available-for-sale fixed maturity securities(2)	58	11	$(57)	12
Allowance for credit losses on reinsurance recoverable	24	8	—	32
Allowance for credit losses on deposit asset	—	1	—	1
2021
Valuation allowance on deferred tax assets	$353	$(521)	$231	$63
Allowance for credit losses on mortgage loans on real estate	89	(60)	(14)	15
Allowance for credit losses on available-for-sale fixed maturity securities	26	33	(1)	58
Allowance for credit losses on reinsurance recoverable	18	6	—	24
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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 pertaining to financial reporting in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, Voya Financial, Inc. has maintained effective internal control over financial reporting as of December 31, 2023.

Attestation Report of the Company's Registered Public Accounting Firm

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued their attestation report on management's internal control over financial reporting which is set forth below.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Voya Financial, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Voya Financial, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Voya Financial, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Voya Financial, Inc. as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedules and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Antonio, Texas
February 23, 2024

Item 9B. Other Information

During the three months ended December 31, 2023, none of the Company's directors and officers (as defined in Rule 16a-1(f)) adopted or terminated any trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2023, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

(shares in millions)	2019 Omnibus Plan(2)	2014 Omnibus Plan
Authorized for issuance	12.6	17.4
Issued and reserved for issuance of outstanding:
RSUs	3.6	5.8
PSU awards (1)	2.8	5.2
Stock options	—	3.7
Shares available for issuance	6.2	2.7
(1) PSUs awarded under the Omnibus Plans entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions.
(2) The 2019 Omnibus Plan provides for 12,606,853 shares of common stock to be available for issuance as equity-based compensation awards, subject to other provisions of the plan for replacement of shares and adjustments. Under the plan, if any award or any award outstanding as of May 23, 2019 that was granted under the Voya Financial, Inc. 2014 Omnibus Plan is forfeited, expires, terminates or lapses, then the shares will be available for grant under the 2019 Omnibus Plan.

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference to the definitive Proxy Statement relating to the Company's 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

2.2
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
4.02
Indenture, dated as of July 13, 2012, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

4.03
First Supplemental Indenture, dated as of July 13, 2012, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

4.04
Second Supplemental Indenture, dated as of February 11, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.74 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

4.05
Third Supplemental Indenture, dated as of July 26, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on July 26, 2013)

4.06
Fourth Supplemental Indenture, dated as of March 17, 2015, among Voya Financial, Inc., Voya Holdings Inc., and U.S. Bank National Association (the predecessor to U.S. Bank Trust Company, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897 filed on May 4, 2023)

4.07
Fifth Supplemental Indenture, dated as of June 13, 2016, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on June 14, 2016)

4.08
Sixth Supplemental Indenture, dated as of June 13, 2016, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on June 14, 2016)

4.09
Seventh Supplemental Indenture, dated as of July 5, 2017, by and among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on July 5, 2017)

4.10
Junior Subordinated Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 23, 2013)

4.11
First Supplemental Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 23, 2013)

Exhibit No.	Description of Exhibit
4.12
Second Supplemental Indenture, dated as of January 23, 2018, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on January 23, 2018)

4.13	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2020)
10.01
Indenture, dated as of August 1, 1993, between Aetna Life and Casualty Company and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.02
First Indenture Supplement, dated as of August 1, 1996 between Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company) and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.03
Second Indenture Supplement, dated as of October 30, 2000, among Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company), Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.04
Third Indenture Supplement, dated as of December 13, 2000, among Aetna, Inc., ING Groep N.V. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.05
Indenture, dated as of July 1, 1996, among Aetna Life and Casualty Company, Aetna, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.06
First Indenture Supplement dated as of October 30, 2000 among Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company), Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.07
Second Indenture Supplement dated as of December 13, 2000, between Lion Connecticut Holdings, Inc. (as successor to Aetna, Inc., Aetna Services, Inc. and Aetna Life and Casualty Company) and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.08
Fourth Amended and Restated Revolving Credit Agreement dated as of May 1, 2023, among Voya Financial, Inc., Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 4, 2023)

10.09
Account Control Agreement, dated as of February 8, 2018, by and between Voya Retirement Insurance and Annuity Company, Federal Home Loan Bank of Boston, and The Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018 (File No. 001-35897) filed on May 2, 2018)

10.10
Advances, Collateral Pledge and Security Agreement, dated as of February 8, 2018, by and between Voya Retirement Insurance and Annuity Company and the Federal Home Loan Bank of Boston (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018 (File No. 001-35897) filed on May 2, 2018)

10.11
Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and The Lincoln National Life Insurance Company (incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.12
Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and The Lincoln National Life Insurance Company (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.13
Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

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

10.17
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

10.19
Master Claim Agreement, dated April 17, 2012, between ING Groep N.V., ING America Insurance Holdings, Inc. and ING Insurance Eurasia N.V. (incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.20
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 5, 2013)

10.21+
Amended and Restated Voya Retirement Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 22, 2019)

10.22+
Voya Deferred Compensation Savings Plan, Amended and Restated Effective as of January 1, 2020 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on From 10-K (File No. 001-35897) filed on February 21, 2020)

10.23+
Voya Severance Pay Plan, as amended and restated effective as of January 4, 2021 (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on March 1, 2021)

10.24+	Form of Voya Financial, Inc. Severance Plan for Senior Managers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 5, 2016)
10.25+
Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)

10.26+
Form of Award Agreement under the Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2020)

10.27+	Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 9, 2019)
10.28+	Offer Letter of Christine Hurtsellers, dated September 24, 2004 (incorporated by reference to Exhibit 10.98 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 23, 2017)
10.29+
Promotion and Compensation Memorandum of Christine Hurtsellers, dated February 12, 2009 (incorporated by reference to Exhibit 10.99 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 23, 2017)

10.30**
Master Agreement for Outsourced Services between Voya Services Company and Cognizant Worldwide Limited dated as of July 31, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 1, 2017)

10.31+
Form of Chief Executive Officer 2020 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 6, 2020)

10.32+
Form of Executive Officer 2020 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 6, 2020)

10.33+
Form of 2020 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 6, 2020)

10.34
Amended and Restated Limited Liability Company Agreement of VIM Holdings LLC dated as of July 25, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed August 4, 2022)

Exhibit No.	Description of Exhibit
10.35+	Offer Letter to Heather Lavallee, dated December 21, 2022 (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 24, 2023)
10.36+
Amended and Restated Employment Agreement of Rodney O. Martin, Jr. dated as of July 6, 2022 (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 24, 2023)

10.37+
Form of Executive Chairman 2023 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 4, 2023)

10.38+
Form of Executive Officer 2023 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 4, 2023)

10.39+*	Separation Agreement between Voya Investment Management and Christine Hurtsellers, dated January 9, 2024
19.1*	Voya Financial Personal Trading Policy
21.1*	List of Subsidiaries of Voya Financial, Inc.
23.1*	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Heather H. Lavallee, Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Donald C. Templin, Chief Financial Officer
32.1*	Section 1350 Certification of Heather H. Lavallee, Chief Executive Officer
32.2*	Section 1350 Certification of Donald C. Templin, Chief Financial Officer
97*	Voya Financial Compensation Recoupment Policy
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

February 23, 2024		Voya Financial, Inc.
(Date)		(Registrant)

	By: /s/	Donald C. Templin
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

	Signatures	Title	Date

By: /s/	Heather H. Lavallee	Director and Chief Executive Officer (Principal Executive Officer)	February 23, 2024
Heather H. Lavallee

By: /s/	Rodney O. Martin, Jr.	Executive Chairman	February 23, 2024
Rodney O. Martin, Jr.

By: /s/	Lynne Biggar	Director	February 23, 2024
Lynne Biggar

By: /s/	Stephen Bowman	Director	February 23, 2024
Stephen Bowman

By: /s/	Yvette Butler	Director	February 23, 2024
Yvette Butler

By: /s/	Jane P. Chwick	Director	February 23, 2024
Jane P. Chwick

By: /s/	Kathleen DeRose	Director	February 23, 2024
Kathleen DeRose

By: /s/	Hikmet Ersek	Director	February 23, 2024
Hikmet Ersek

By: /s/	Ruth Ann M. Gillis	Director	February 23, 2024
Ruth Ann M. Gillis

By: /s/	Rob Leary	Director	February 23, 2024
Rob Leary

By: /s/	Aylwin Lewis	Director	February 23, 2024
Aylwin Lewis

By: /s/	Joseph V. Tripodi	Director	February 23, 2024
Joseph V. Tripodi

By: /s/	David Zwiener	Director	February 23, 2024
David Zwiener

By: /s/	Donald. C. Templin	Chief Financial Officer (Principal Financial Officer)	February 23, 2024
Donald. C. Templin

By: /s/	Tony D. Oh	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 23, 2024
Tony D. Oh

