Form 10-Q
period 2024-03-31
Voya Financial, Inc.
filed 2024-05-06
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to

Commission File Number: 001-35897

Voya Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1222820
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

230 Park Avenue	New York, New York	10169	(212) 309-8200
(Address of principal executive offices)		(Zip Code)	(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	VOYA	New York Stock Exchange
Depositary Shares, each representing a 1/40th	VOYAPrB	New York Stock Exchange
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 29, 2024, 100,701,204 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended March 31, 2024

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market risks, including general economic conditions, our ability to manage such risks and interest rates; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through dividends from our subsidiaries or lending programs; (iii) strategic and business risks, including our ability to maintain market share, achieve desired results from our acquisitions and dispositions, or otherwise manage our third-party relationships; (iv) investment risks, including the ability to achieve desired returns or liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties" in the Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-35897) (the "Annual Report on Form 10-K") and in this Quarterly Report on Form 10-Q.
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

PART I.    FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	March 31, 2024	December 31, 2023
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $26,979 and $27,690 as of 2024 and 2023, respectively; net of allowance for credit losses of $22 and $17 as of 2024 and 2023, respectively)	$24,561	$25,375
Fixed maturities, at fair value using the fair value option	1,913	2,076
Equity securities, at fair value	219	236
Short-term investments	176	213
Mortgage loans on real estate (net of allowance for credit losses of $26 as of 2024 and 2023)	5,092	5,192
Policy loans	349	352
Limited partnerships/corporations	1,708	1,621
Derivatives	378	311
Other investments	64	64
Securities pledged (amortized cost of $1,330 and $1,232 as of 2024 and 2023, respectively)	1,227	1,160
Total investments	35,687	36,600
Cash and cash equivalents	995	937
Short-term investments under securities loan agreements, including collateral delivered	1,014	1,015
Accrued investment income	421	411
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $22 and $28 as of 2024 and 2023, respectively)	11,828	11,982
Deferred policy acquisition costs and Value of business acquired	2,222	2,250
Deferred income taxes	2,178	2,160
Goodwill	748	748
Other intangibles, net	861	857
Other assets (net of allowance for credit losses of $1 as of 2024 and 2023)	2,418	2,372
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	2,881	2,861
Cash and cash equivalents	181	181
Corporate loans, at fair value using the fair value option	1,500	1,404
Other assets	61	174
Assets held in separate accounts	98,636	93,133
Total assets	$161,631	$157,085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	March 31, 2024	December 31, 2023
Liabilities:
Future policy benefits	$9,427	$9,560
Contract owner account balances	38,442	39,174
Payables under securities loan and repurchase agreements, including collateral held	1,220	1,121
Short-term debt	393	1
Long-term debt	1,707	2,097
Derivatives	332	371
Other liabilities	2,866	2,956
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,368	1,332
Other liabilities	1,369	1,287
Liabilities related to separate accounts	98,636	93,133
Total liabilities	$155,760	$151,032

Commitments and Contingencies (Note 17)

Mezzanine equity:
Redeemable noncontrolling interest	$174	$175

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2024 and 2023)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 104,950,844 and 103,584,699 shares issued as of 2024 and 2023, respectively; 101,291,480 and 102,854,569 shares outstanding as of 2024 and 2023, respectively)	1	1
Treasury stock (at cost; 3,659,364 and 730,130 shares as of 2024 and 2023, respectively)	(263)	(56)
Additional paid-in capital	6,187	6,143
Accumulated other comprehensive income (loss)	(2,469)	(2,400)
Retained earnings (deficit):
Unappropriated	697	505
Total Voya Financial, Inc. shareholders' equity	4,153	4,193
Noncontrolling interest	1,544	1,685
Total shareholders' equity	5,697	5,878
Total liabilities, mezzanine equity and shareholders' equity	$161,631	$157,085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Net investment income	$529	$545
Fee income	513	464
Premiums	800	685
Net gains (losses)	43	(16)
Other revenue	88	78
Income (loss) related to CIEs:
Net investment income	78	79
Total revenues	2,051	1,835
Benefits and expenses:
Policyholder benefits	605	510
Interest credited to contract owner account balances	246	241
Operating expenses	799	836
Net amortization of Deferred policy acquisition costs and Value of business acquired	56	59
Interest expense	30	32
Operating expenses related to CIEs:
Interest expense	27	16
Other expense	1	—
Total benefits and expenses	1,764	1,694
Income (loss) before income taxes	287	141
Income tax expense (benefit)	(1)	12
Net income (loss)	288	129
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	37	46
Net income (loss) available to Voya Financial, Inc.	251	83
Less: Preferred stock dividends	17	14
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$234	$69

Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$2.29	$0.70
Diluted	$2.24	$0.63

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$288	$129
Other comprehensive income (loss), before tax:
Change in current discount rate	38	2
Unrealized gains (losses) on securities	(125)	643
Other comprehensive income (loss), before tax	(87)	645
Income tax expense (benefit) related to items of other comprehensive income (loss)	(18)	135
Other comprehensive income (loss), after tax	(69)	510
Comprehensive income (loss)	219	639
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	37	46
Comprehensive income (loss) attributable to Voya Financial, Inc.	$182	$593

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2024 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2024	$1	$(56)	$6,143	$(2,400)	$505	$4,193	$1,685	$5,878	$175
Comprehensive income (loss):
Net income (loss)	—	—	—	—	251	251	30	281	7
Other comprehensive income (loss), after tax	—	—	—	(69)	—	(69)	—	(69)	—
Total comprehensive income (loss)						182	30	212	7
Common stock issuance	—	—	3	—	—	3	—	3	—
Common stock acquired - Share repurchase	—	(172)	—	—	—	(172)	—	(172)	—
Dividends on preferred stock	—	—	—	—	(17)	(17)	—	(17)	—
Dividends on common stock	—	—	—	—	(41)	(41)	—	(41)	—
Share-based compensation	—	(35)	41	—	(1)	5	—	5	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	(171)	(171)	(8)
Balance as of March 31, 2024	$1	$(263)	$6,187	$(2,469)	$697	$4,153	$1,544	$5,697	$174

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

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net cash provided by operating activities	$231	$156
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,262	1,979
Equity securities	26	28
Mortgage loans on real estate	206	175
Limited partnerships/corporations	38	32
Acquisition of:
Fixed maturities	(504)	(1,293)
Equity securities	(3)	(25)
Mortgage loans on real estate	(107)	(76)
Limited partnerships/corporations	(125)	(44)
Short-term investments, net	36	323
Derivatives, net	58	2
Sales from CIEs	307	205
Purchases within CIEs	(267)	(300)
Collateral received (delivered), net	102	(43)
Receipts on deposit asset contracts	69	72
Payments for business acquisitions, net of cash acquired	—	(534)
Other, net	(16)	(29)
Net cash provided by (used in) investing activities	1,082	472
Cash Flows from Financing Activities:
Deposits received for investment contracts	825	730
Maturities and withdrawals from investment contracts	(1,677)	(1,594)
Repayments of long-term debt, including current maturities	—	(5)
Borrowings of CIEs	73	103
Repayments of borrowings of CIEs	(52)	(39)
Contributions from (distributions to) participants in CIEs, net	(150)	66
Proceeds from issuance of common stock, net	3	—
Common stock acquired - Share repurchase	(172)	—
Dividends paid on preferred stock	(17)	(14)
Dividends paid on common stock	(41)	(20)
Other, net	(47)	(38)
Net cash provided by (used in) financing activities	(1,255)	(811)
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	58	(183)
Cash and cash equivalents, including cash in CIEs, beginning of period	1,118	1,007
Cash and cash equivalents, including cash in CIEs, end of period	$1,176	$824
	March 31, 2024	December 31, 2023
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents	$995	$937
Cash and cash equivalents in CIEs	181	181
Total cash and cash equivalents, including cash in CIEs	$1,176	$1,118

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. and its subsidiaries (collectively, the "Company") is a financial services organization that offers a broad range of retirement services, group insurance and supplemental health products, investment management services and mutual funds primarily in the United States. Products and services are provided by the Company through three segments: Wealth Solutions, Health Solutions and Investment Management. Activities not directly related to the Company's segments and certain run-off activities that are not meaningful to the Company's business strategy are included within Corporate. See the Segments Note to these Condensed Consolidated Financial Statements.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The December 31, 2023 Consolidated Balance Sheets is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Adoption of New Pronouncements

Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03, "Fair Value Measurement (Topic 280): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" ("ASU 2022-03"), which clarifies that contractual restrictions on equity security sales are not considered part of the security unit of account and, therefore, are not considered in measuring the fair value. In addition, the restrictions cannot be recognized and measured as separate units of account. Disclosures on such restrictions are also required.

The provisions of ASU 2022-03 were adopted prospectively on January 1, 2024. The adoption did not have an impact on the Company's financial condition, results of operations, or cash flows.

Future Adoption of Accounting Pronouncements

Profits Interest and Similar Awards

In March 2024, the FASB issued ASU 2024-01, "Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards" ("ASU 2024-01"), which adds incremental clarity for how profits interests should be accounted.

ASU 2024-01 is effective for annual periods beginning after December 15, 2024 and interim periods within those annual periods with early adoption permitted. The Company intends to adopt ASU 2024-01 as of January 1, 2025 on a prospective basis, and does not expect this ASU to have a material impact on the Company's financial condition, results of operations, or cash flows.

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires:

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

The amendments are effective for annual periods beginning after December 15, 2024 and should be applied prospectively, with retrospective application permitted. Early adoption is also permitted. The Company is currently in the process of determining the impacts of adoption of the provisions of ASU 2023-09.

Segment Disclosures

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires all current annual disclosures about profit/loss and assets to be reported in interim periods, as well as enhanced disclosures about significant segment expenses.

The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, and are required to be applied retrospectively. Restated prior period disclosures should be based on the

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

significant segment expense categories disclosed in the period of adoption. The Company is currently in the process of determining the impacts of adoption of the provisions of ASU 2023-07.

Climate Related Disclosures

In March 2024, the SEC adopted a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize climate-related disclosures. The rule will require companies to disclose material Scope 1 and Scope 2 greenhouse gas emissions; climate-related risks, governance, and oversight; and the financial effects of severe weather events and other natural conditions. These disclosures will be phased in beginning with the Company's annual report for the year ending December 31, 2025. While the implementation of this rule is pending the outcome of legal challenges, the Company is currently assessing the impact of adoption on the Consolidated Financial Statements and related disclosures in the event that the stay is lifted.

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2024:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$424	$3	$26	$—	$—	$401
U.S. Government agencies and authorities	54	2	1	—	—	55
State, municipalities and political subdivisions	785	—	104	—	—	681
U.S. corporate public securities	8,165	148	974	—	—	7,339
U.S. corporate private securities	5,046	37	363	—	—	4,720
Foreign corporate public securities and foreign governments(1)	2,797	41	273	—	2	2,563
Foreign corporate private securities(1)	2,845	20	152	—	1	2,712
Residential mortgage-backed securities	3,586	28	276	1	—	3,339
Commercial mortgage-backed securities	4,059	3	584	—	14	3,464
Other asset-backed securities	2,461	25	54	—	5	2,427
Total fixed maturities, including securities pledged	30,222	307	2,807	1	22	27,701
Less: Securities pledged	1,330	—	103	—	—	1,227
Total fixed maturities	$28,892	$307	$2,704	$1	$22	$26,474
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

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2023:

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

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2024, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$759	$744
After one year through five years	3,796	3,654
After five years through ten years	3,744	3,600
After ten years	11,817	10,473
Mortgage-backed securities	7,645	6,803
Other asset-backed securities	2,461	2,427
Fixed maturities, including securities pledged	$30,222	$27,701

As of March 31, 2024 and December 31, 2023, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements and Securities Pledged

As of March 31, 2024 and December 31, 2023, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements.

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

The following table presents Securities pledged as of the dates indicated:

	March 31, 2024	December 31, 2023
Securities pledged/obligations under repurchase agreements(1)	$114	$117
Securities loaned to lending agent(2)	912	842
Securities pledged as collateral(2)(3)	201	201
Total	$1,227	$1,160
(1) Comprised of other asset-backed securities and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.
(2) Included in Securities pledged on the Condensed Consolidated Balance Sheets.
(3) See Collateral within the Derivatives Note to these Condensed Consolidated Financial Statements for more information.

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	March 31, 2024	December 31, 2023
U.S. Treasuries	$41	$14
U.S. corporate public securities	613	568
Short-term investments	15	55
Foreign corporate public securities and foreign governments	273	238
Total(1)	$942	$875
(1) As of March 31, 2024 and December 31, 2023, liabilities to return cash collateral were $690 and $660, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following tables presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the periods presented:

	Three Months Ended March 31, 2024
	U.S. corporate public securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$9	$3	$2	$3	$17
Credit losses on securities for which credit losses were not previously recorded	—	5	—	—	1	6
Reductions for securities sold during the period	—	—	(1)	—	—	(1)
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	(1)	1	—
Balance as of March 31	$—	$14	$2	$1	$5	$22

	Year Ended December 31, 2023
	U.S. corporate public securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$9	$2	$1	$12
Credit losses on securities for which credit losses were not previously recorded	—	9	—	—	2	11
Reductions for securities sold during the period	—	—	(5)	—	—	(5)
Increase (decrease) on securities with allowance recorded in previous period	—	—	(1)	—	—	(1)
Balance as of December 31	$—	$9	$3	$2	$3	$17

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of March 31, 2024
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$120	$4	$115	$22	$235	$26
U.S. Government agencies and authorities	14	—	3	1	17	1
State, municipalities and political subdivisions	17	—	651	104	668	104
U.S. corporate public securities	347	23	4,875	951	5,222	974
U.S. corporate private securities	451	12	3,229	351	3,680	363
Foreign corporate public securities and foreign governments	144	2	1,613	271	1,757	273
Foreign corporate private securities	277	4	2,086	148	2,363	152
Residential mortgage-backed	189	4	1,321	272	1,510	276
Commercial mortgage-backed	21	1	3,242	583	3,263	584
Other asset-backed	82	1	460	53	542	54
Total	$1,662	$51	$17,595	$2,756	$19,257	$2,807

	As of December 31, 2023
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$99	$3	$109	$18	$208	$21
U.S. Government agencies and authorities	—	—	3	1	3	1
State, municipalities and political subdivisions	20	—	731	101	751	101
U.S. corporate public securities	321	17	5,101	887	5,422	904
U.S. corporate private securities	176	7	3,365	317	3,541	324
Foreign corporate public securities and foreign governments	82	2	1,749	268	1,831	270
Foreign corporate private securities	189	5	2,101	124	2,290	129
Residential mortgage-backed	114	3	1,354	254	1,468	257
Commercial mortgage-backed	84	2	3,269	642	3,353	644
Other asset-backed	136	3	1,156	68	1,292	71
Total	$1,221	$42	$18,938	$2,680	$20,159	$2,722

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of March 31, 2024, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7 years.

As of March 31, 2024 and December 31, 2023, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired.

There were no intent impairments for the three months ended March 31, 2024 and 2023.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Restructuring

Upon the adoption of ASU 2022-02 as of January 1, 2023, the Company no longer identifies certain debt modifications as troubled debt restructuring, but instead evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three months ended March 31, 2024 and 2023, the Company had no material debt modifications that require such disclosure.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of March 31, 2024 and December 31, 2023, respectively.

	As of March 31, 2024
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2024	$69	$33	$—	$—	$—	$102
2023	118	257	—	—	—	375
2022	252	324	73	—	—	649
2021	244	203	203	—	—	650
2020	177	98	—	—	16	291
Prior	2,726	288	18	—	19	3,051
Total	$3,586	$1,203	$294	$—	$35	$5,118

	As of December 31, 2023
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% -70%	>70% - 80%	>80% and above	Total
2023	$150	$222	$—	$—	$—	$372
2022	252	326	73	—	—	651
2021	244	214	209	—	—	667
2020	168	112	—	10	16	306
2019	238	68	28	—	—	334
Prior	2,586	280	4	—	18	2,888
Total	$3,638	$1,222	$314	$10	$34	$5,218

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of March 31, 2024 and December 31, 2023, respectively.

	As of March 31, 2024
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2024	$21	$34	$44	$3	$102
2023	157	151	67	—	375
2022	203	57	186	203	649
2021	259	14	56	321	650
2020	209	23	21	38	291
Prior	2,277	270	328	176	3,051
Total	$3,126	$549	$702	$741	$5,118
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
*No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of March 31, 2024 and December 31, 2023, respectively.

	As of March 31, 2024
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2024	$4	$43	$22	$13	$12	$—	$6	$2	$—	$102
2023	69	80	12	101	39	41	3	27	3	375
2022	140	132	47	98	113	93	5	1	20	649
2021	96	63	121	148	98	73	10	40	1	650
2020	63	152	17	10	12	15	—	7	15	291
Prior	761	680	716	219	257	164	59	155	40	3,051
Total	$1,133	$1,150	$935	$589	$531	$386	$83	$232	$79	$5,118

	As of December 31, 2023
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2023	$69	$77	$12	$101	$39	$42	$3	$26	$3	$372
2022	140	132	47	100	113	93	5	1	20	651
2021	96	63	124	148	111	75	9	40	1	667
2020	63	155	17	10	12	26	—	7	16	306
2019	53	100	10	74	45	4	14	13	21	334
Prior	734	605	765	189	214	171	47	144	19	2,888
Total	$1,155	$1,132	$975	$622	$534	$411	$78	$231	$80	$5,218

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of March 31, 2024 and December 31, 2023, respectively.

	As of March 31, 2024
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$19	$71	$12	$—	$—	$—	$—	$102
2023	125	167	33	18	32	—	—	375
2022	79	262	254	34	10	10	—	649
2021	36	141	335	111	—	18	9	650
2020	56	49	72	114	—	—	—	291
Prior	712	816	750	493	70	161	49	3,051
Total	$1,027	$1,506	$1,456	$770	$112	$189	$58	$5,118

	As of December 31, 2023
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$125	$164	$33	$18	$32	$—	$—	$372
2022	79	263	255	34	10	10	—	651
2021	36	145	335	123	—	18	10	667
2020	57	49	72	128	—	—	—	306
2019	45	82	160	36	11	—	—	334
Prior	780	755	618	463	60	163	49	2,888
Total	$1,122	$1,458	$1,473	$802	$113	$191	$59	$5,218

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2024	December 31, 2023
Allowance for credit losses, beginning of period	$26	$18
Credit losses on mortgage loans for which credit losses were not previously recorded	—	2
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	—	9
Provision for expected credit losses	26	29
Write-offs	—	(3)
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, end of period	$26	$26

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents past due commercial mortgage loans as of the dates indicated:

	March 31, 2024	December 31, 2023
Delinquency:
Current	$5,083	$5,202
30-59 days past due	19	—
60-89 days past due	—	—
Greater than 90 days past due	16	16
Total	$5,118	$5,218

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of March 31, 2024 and December 31, 2023, the Company had $35 and $16, respectively, of commercial mortgage loans in non-accrual status with an LTV ratio of 100%. The amount of interest income recognized on loans in non-accrual status for the three months ended March 31, 2024 and the year ended December 31, 2023 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Fixed maturities	$416	$458
Equity securities	5	7
Mortgage loans on real estate	61	61
Policy loans	6	6
Short-term investments and cash equivalents	10	9
Limited partnerships and other	48	22
Gross investment income	546	563
Less: Investment expenses	17	18
Net investment income	$529	$545

As of March 31, 2024 and December 31, 2023, the Company had $11 and $10, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Fixed maturities, available-for-sale, including securities pledged	$(20)	$1
Fixed maturities, at fair value option	(81)	36
Equity securities, at fair value	3	(2)
Derivatives	136	(54)
Embedded derivatives - fixed maturities	(1)	1
Other derivatives	1	—
Standalone derivatives	1	—
Managed custody guarantees	1	3
Mortgage loans	1	—
Other investments	2	(1)
Net gains (losses)	$43	$(16)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Proceeds on sales	$829	$1,306
Gross gains	11	20
Gross losses	27	25

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of March 31, 2024 and December 31, 2023.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2024			December 31, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Foreign exchange contracts	$100	$1	$—	$98	$—	$4
Cash flow hedges:
Interest rate contracts	12	—	—	12	—	—
Foreign exchange contracts	718	38	5	718	33	7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	17,133	330	318	16,773	270	354
Foreign exchange contracts	160	1	1	183	4	2
Equity contracts	285	8	3	255	4	2
Credit contracts	177	—	5	137	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	N/A	1	—	N/A	2	—
Within reinsurance agreements(4)	N/A	59	47	N/A	61	49
Managed custody guarantees(3)	N/A	—	7	N/A	—	8
Stabilizers(3)	N/A	—	1	N/A	—	1
Total		$438	$387		$374	$429
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter (“OTC”) and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized(1)	Counterparty Netting(2)	Cash Collateral Netting(2)	Securities Collateral Netting(2)	Net receivables/ payables
March 31, 2024
Derivative assets	$378	$(273)	$(96)	$(5)	$4
Derivative liabilities	332	(273)	(56)	(2)	1
December 31, 2023
Derivative assets	311	(216)	(76)	(8)	11
Derivative liabilities	370	(216)	(150)	(3)	1
(1) As of March 31, 2024, gross amounts exclude asset and liability exchange traded contracts of $0 and $0, respectively. As of December 31, 2023, gross amounts exclude asset and liability exchange traded contracts of $0 and $1, respectively.
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

As of March 31, 2024, the Company held $99 and pledged $57 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2023, the Company held $84 and pledged $147 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2024, the Company delivered $201 of securities and held $4 of securities as collateral. As of December 31, 2023, the Company delivered $201 of securities and held $11 of securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	2024		2023
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains/(losses)	Net investment income	Net investment income and Net gains/(losses)
Three Months Ended March 31,
Amount of Gain (Loss) Recognized in Other Comprehensive Income	$—	$8	$—	$(12)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3	—	3

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	2024		2023
	Net investment income	Net gains/ (losses)	Net investment income	Net gains/ (losses)
Three Months Ended March 31,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$529	$43	$545	$(16)
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(2)	—	2
Derivatives designated as hedging instruments(1)	—	3	—	(1)
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	—	3	—
(1) For the three months ended March 31, 2024 and 2023, $1 of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earning.

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended March 31,
		2024	2023
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$126	$(56)
Foreign exchange contracts	Net gains (losses)	(2)	1
Equity contracts	Net gains (losses)	10	3
Credit contracts	Net gains (losses)	(1)	(1)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	(1)	1
Within reinsurance agreements(1)	Policyholder benefits	—	(26)
Managed custody guarantees	Net gains (losses)	1	3
Total		$133	$(75)
(1) For the three months ended March 31, 2024, the amount excluded gains (losses) of $1 from standalone derivatives recognized in Net gains (losses). For the three months ended March 31, 2023, the amount excluded immaterial gains (losses) from standalone derivatives recognized in Net gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2024:

	Level 1	Level 2		Level 3		Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$302	$99		$—		$401
U.S. Government agencies and authorities	—	54		1		55
State, municipalities and political subdivisions	—	681		—		681
U.S. corporate public securities	—	7,321		18		7,339
U.S. corporate private securities	—	3,265		1,455		4,720
Foreign corporate public securities and foreign governments(1)	—	2,563		—		2,563
Foreign corporate private securities(1)	—	2,264		448		2,712
Residential mortgage-backed securities	—	3,286		52		3,338
Commercial mortgage-backed securities	—	3,465		—		3,465
Other asset-backed securities	—	2,372		55		2,427
Total fixed maturities, including securities pledged	302	25,370		2,029		27,701
Equity securities	120	—		99		219
Derivatives:
Interest rate contracts	1	329		—		330
Foreign exchange contracts	—	40		—		40
Equity contracts	—	8		—		8
Embedded derivative on reinsurance	—	59		—		59
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,169	16		—		2,185
Assets held in separate accounts	92,585	5,691		360		98,636
Total assets	$95,177	$31,513		$2,488		$129,178
Liabilities:
Contingent consideration	$—	$—		$48		$48
Stabilizer and MCGs	—	—		8		8
Derivatives:
Interest rate contracts	1	317		—		318
Foreign exchange contracts	—	6		—		6
Equity contracts	—	3		—		3
Credit contracts	—	5		—		5
Embedded derivative on reinsurance	—	(10)	(2)	57	(3)	47
Total liabilities	$1	$321		$113		$435
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

Derivatives: Derivatives are carried at fair value, which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, Overnight Index Swap ("OIS") rates, and Secured Overnight Financing Rate ("SOFR"). The Company uses SOFR discounting for valuations of interest rate derivatives; however, certain legacy positions may continue to be discounted on OIS. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s nonperformance risk is also considered and incorporated in the Company’s valuation process. The Company also has certain credit default swaps and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2024
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$—
U.S. corporate public securities	18	—	—	—	—	—	—	—	—	18	—	—
U.S. corporate private securities	1,526	—	(15)	67	—	(9)	(79)	—	(35)	1,455	—	(19)
Foreign corporate private securities(1)	436	—	(4)	—	—	—	(35)	51	—	448	—	(4)
Residential mortgage-backed securities	57	(1)	—	—	—	—	—	—	(4)	52	(1)	—
Other asset-backed securities	52	—	—	5	—	—	(2)	—	—	55	—	—
Total fixed maturities, including securities pledged	2,090	(1)	(19)	72	—	(9)	(116)	51	(39)	2,029	(1)	(23)
Equity securities, at fair value	96	3	—	—	—	—	—	—	—	99	2	—
Contingent consideration	(51)	1	—	—	—	—	2	—	—	(48)	—	—
Stabilizer and MCGs(2)	(9)	2	—	—	(1)	—	—	—	—	(8)	—	—
Embedded derivatives on reinsurance	(58)	1	—	—	—	—	—	—	—	(57)	—	—
Assets held in separate accounts(4)	348	—	—	16	—	(3)	—	5	(6)	360	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2023
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$—
U.S. corporate public securities	$20	$—	$—	$1	$—	$—	$—	$—	$—	$21	$—	$—
U.S. corporate private securities	1,801	1	34	40	—	—	(76)	—	—	1,800	1	34
Foreign corporate public securities and foreign governments(1)	3	—	—	—	—	—	—	—	(3)	—	—	—
Foreign corporate private securities(1)	432	1	4	57	—	—	(53)	—	—	441	1	4
Residential mortgage-backed securities	28	—	—	28	—	—	—	—	—	56	—	—
Other asset-backed securities	64	—	1	34	—	—	(1)	—	(21)	77	—	1
Total fixed maturities, including securities pledged	2,349	2	39	160	—	—	(130)	—	(24)	2,396	2	39
Equity securities, at fair value	196	(4)	—	—	—	—	—	—	—	192	(3)	—
Contingent consideration	(112)	—	—	—	—	—	—	—	—	(112)	—	—
Stabilizer and MCGs(2)	(6)	4	—	—	(1)	—	—	—	—	(3)	—	—
Embedded derivatives on reinsurance	(58)	—	—	—	—	—	—	—	—	(58)	—	—
Assets held in separate accounts(4)	347	4	—	—	—	(2)	—	—	—	349	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2024 and 2023, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.
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

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$27,701	$27,701	$28,611	$28,611
Equity securities	219	219	236	236
Mortgage loans on real estate	5,118	4,831	5,218	4,941
Policy loans	349	349	352	352
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,185	2,185	2,165	2,165
Derivatives	378	378	311	311
Embedded derivatives on reinsurance	59	59	61	61
Other investments	64	64	64	64
Assets held in separate accounts	98,636	98,636	93,133	93,133
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$32,196	$33,978	$32,848	$34,856
Funding agreements with fixed maturities	1,200	1,206	1,175	1,178
Supplementary contracts, immediate annuities and other	607	545	628	571
Stabilizer and MCGs	8	8	9	9
Derivatives	332	332	371	371
Embedded derivative on reinsurance	47	47	49	49
Short-term debt	393	387	1	1
Long-term debt	1,707	1,617	2,097	1,998
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

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") for the periods indicated:

	DAC			VOBA (1)
	Wealth Solutions Deferred and Individual Annuities	Health Solutions Group	Businesses exited
Balance as of January 1, 2023	$691	$144	$1,043	$439
Deferrals of commissions and expenses	59	49	—	4
Amortization expense	(55)	(29)	(105)	(37)
Balance as of December 31, 2023	$695	$164	$938	$406
Deferrals of commissions and expenses	16	12	—	1
Amortization expense	(14)	(8)	(26)	(9)
Balance as of March 31, 2024	$697	$168	$912	$398
(1)There was no loss recognition related to VOBA during the periods presented.

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	March 31, 2024	December 31, 2023
DAC:
Wealth Solutions Deferred and Individual Annuities	$697	$695
Health Solutions Group	168	164
Businesses exited	912	938
Other	47	47
VOBA	398	406
Total	$2,222	$2,250

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Future Policy Benefits and Contract Owner Account Balances

Health Solutions Group products include long-duration supplemental term life, long-term disability business as well as critical illness and accident and hospital indemnity products. Health Solutions Voluntary products include long-duration whole life business. The following tables present the balances and changes in the liability for future policy benefits for Health Solutions Group, Health Solutions Voluntary and Businesses Exited as of March 31, 2024 and December 31, 2023.

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	2024	2023	2024	2023	2024	2023
Present Value of Expected Net Premiums:
Balance at January 1	$68	$77	$101	$97	$3,145	$4,244
Beginning balance at original discount rate	71	84	102	100	2,992	4,128
Effect of change in cash flow assumptions	—	(6)	—	6	—	(921)
Effect of actual variances from expected experience	15	11	3	8	(93)	(91)
Adjusted balance at January 1	86	89	105	114	2,899	3,116
Interest accrual	1	2	1	4	41	196
Net premiums collected(1)	(5)	(20)	(4)	(16)	(79)	(320)
Ending balance at original discount rate	82	71	102	102	2,861	2,992
Effects of changes in discount rate assumptions	(5)	(3)	(3)	(1)	81	153
Balance at end of period	$77	$68	$99	$101	$2,942	$3,145

Present Value of Expected Future Policy Benefits:
Balance at January 1	$899	$881	$307	$285	$7,538	$8,639
Beginning balance at original discount rate	918	913	307	294	7,404	8,644
Effect of change in cash flow assumptions	17	(8)	1	13	—	(805)
Effect of actual variances from expected experience	8	(16)	4	9	(115)	(123)
Adjusted balance at January 1	943	889	312	316	7,289	7,716
Issuances	32	136	—	—	6	17
Interest accrual	6	24	4	14	95	412
Benefit payments	(36)	(131)	(8)	(23)	(173)	(741)
Ending balance at original discount rate	945	918	308	307	7,217	7,404
Effects of changes in discount rate assumptions	(29)	(19)	(10)	—	(19)	134
Balance at end of period	$916	$899	$298	$307	$7,198	$7,538

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net liability for future policy benefits	$839	$831	$199	$206	$4,256	$4,392
Less: Reinsurance recoverable	320	315	—	—	4,208	4,342
Net liability for future policy benefits, after reinsurance recoverable	$519	$516	$199	$206	$48	$50
(1) Net Premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

The reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2024	December 31, 2023
Health Solutions Group	$839	$831
Health Solutions Voluntary	199	206
Businesses Exited - Future policy benefits	4,256	4,392
Businesses Exited – Additional liability	1,978	2,001
Business Exited - Other	1,334	1,335
Other (1)	821	795
Total	$9,427	$9,560
(1) Primarily consists of short duration contracts.

The amount of undiscounted expected gross premiums and future benefit payments is presented in the table below:

	March 31, 2024		December 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Health Solutions Group
Expected future benefit payments	$1,176	$945	$1,144	$918
Expected future gross premiums	281	209	271	214
Health Solutions Voluntary
Expected future benefit payments	671	308	668	307
Expected future gross premiums	343	214	341	213

The following table presents a rollforward of the additional reserve liability for Businesses exited for the periods indicated:

	Businesses exited
	March 31, 2024	December 31, 2023
Balance at beginning of period	$2,001	$2,107
Effect of change in cash flow assumptions	—	(44)
Effect of actual variances from expected experience	20	(100)
Adjusted balance at January 1	2,021	1,963
Interest accrual	21	84
Excess Benefits	(107)	(417)
Assessments	43	371
Balance at end of period	1,978	2,001
Less: Reinsurance recoverable	1,927	1,950
Net additional liability, after reinsurance recoverable	$51	$51

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the weighted average duration of the liability for future policy benefits and the weighted average interest rates for the periods indicated:

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Weighted average duration (in years)(1)	7	7	15	14	8	8
Interest accretion rate	4.0%	4.0%	5.2%	5.2%	4.9%	4.9%
Current discount rate	5.2%	4.9%	5.5%	5.1%	5.4%	5.1%
(1) Weighted average duration (in years) for Businesses Exited includes additional liability.

The weighted average interest rates for the additional liability related to businesses exited were 4.2% for the periods ended March 31, 2024 and December 31, 2023.

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity		Businesses Exited
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Balance at January 1	$31,139	$33,622	$4,635	$5,146
Deposits	631	2,309	71	288
Fee income	(11)	(9)	(93)	(373)
Surrenders, withdrawals and benefits	(1,354)	(5,663)	(149)	(577)
Net transfers (from) to the general account(1)	(47)	(5)	1	10
Interest credited	213	885	45	141
Ending Balance	$30,571	$31,139	$4,510	$4,635

Weighted-average crediting rate	2.8%	2.8%	3.7%	2.5%
Net amount at risk (2)	$98	$123	$707	$734
Cash surrender value	$30,114	$30,676	$1,416	$1,491
(1)    Net transfers (from) to the general account for Wealth Solutions includes transfers of $(439) and $(523) for 2024 and 2023, respectively, related to Voya-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.
(2)    For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date and is calculated at a contract level. When a contract has both a living benefit and a death benefit, the Company calculates NAR at a contract level and aggregates the higher of the two values together.

The following table shows a reconciliation of the Contract owner account balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	March 31, 2024	December 31, 2023
Wealth Solutions Deferred group and individual annuity	$30,571	$31,139
Businesses exited	4,510	4,635
Non-puttable funding agreements	$1,200	$1,175
Business exited - Other	1,235	1,275
Other(1)	926	950
Total	$38,442	$39,174
(1)    Primarily consists of universal life contracts

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of March 31, 2024
Up to 1.00%	$108	$4,812	$3,641	$2,030	$1,022	$788	$12,401
1.01% - 2.00%	504	120	50	9	3	6	692
2.01% - 3.00%	10,867	95	63	107	—	4	11,136
3.01% - 4.00%	8,731	152	—	8	—	—	8,891
4.01% and Above	1,538	82	—	—	—	—	1,620
Renewable beyond 12 months (2)	412	—	—	—	3	—	415
Total discretionary rate setting products	$22,160	$5,261	$3,754	$2,154	$1,028	$798	$35,155

As of December 31, 2023
Up to 1.00%	$120	$5,070	$3,460	$2,215	$863	$800	$12,528
1.01% - 2.00%	527	131	50	8	3	6	725
2.01% - 3.00%	11,225	93	63	108	—	3	11,492
3.01% - 4.00%	8,873	152	—	6	—	—	9,031
4.01% and Above	1,566	83	—	—	—	—	1,649
Renewable beyond 12 months (2)	428	—	—	—	3	—	431
Total discretionary rate setting products	$22,739	$5,529	$3,573	$2,337	$869	$809	$35,856
(1)    Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after March 31, 2024 and December 31, 2023 on which we are required to credit interest above the contractual GMIR for the next twelve months.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	March 31, 2024
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$252	$12	$(248)	$16
Reinsurance recoverable, net of allowance for credit losses	—	—	11,812	11,812
Total	$252	$12	$11,564	$11,828

Liabilities
Future policy benefits and contract owner account balances	$46,936	$933	$—	$47,869
Liability for funds withheld under reinsurance agreements	107	—	—	107
Total	$47,043	$933	$—	$47,976

	December 31, 2023
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$193	$9	$(219)	$(17)
Reinsurance recoverable, net of allowance for credit losses	—	—	11,999	11,999
Total	$193	$9	$11,780	$11,982

Liabilities
Future policy benefits and contract owner account balances	$47,781	$953	$—	$48,734
Liability for funds withheld under reinsurance agreements	103	—	—	103
Total	$47,884	$953	$—	$48,837

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Premiums:
Direct premiums	$1,029	$908
Reinsurance assumed	7	10
Reinsurance ceded	(236)	(233)
Net premiums	$800	$685

Fee income:
Gross fee income	$608	$562
Reinsurance assumed	4	4
Reinsurance ceded	(99)	(102)
Net fee income	$513	$464

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,181	$1,108
Reinsurance assumed	19	19
Reinsurance ceded	(349)	(376)
Net interest credited and other benefits to contract owners / policyholders	$851	$751

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of March 31, 2024 and December 31, 2023, the Company had a deposit asset net of the allowance for credit losses of $1.2 billion, which is reported in Other assets on the Condensed Consolidated Balance Sheets.
8.     Separate Accounts

The following tables present a rollforward of separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	March 31, 2024			December 31, 2023
	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total
Balance at January 1	$7,175	$82,310	$89,485	$7,196	$69,152	$76,348
Premiums and deposits	281	2,586	2,867	940	10,052	10,992
Fee income	(8)	(116)	(124)	(34)	(426)	(460)
Surrenders, withdrawals and benefits	(379)	(2,969)	(3,348)	(1,342)	(9,631)	(10,973)
Net transfers (from) to the separate account	—	(392)	(392)	—	(518)	(518)
Investment performance	—	6,241	6,241	415	13,681	14,096
Balance at end of period	$7,069	$87,660	$94,729	$7,175	$82,310	$89,485

Reconciliation to Condensed Consolidated Balance Sheets:
Other			3,907			3,648
Total Separate Account liabilities			$98,636			$93,133

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

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $87,637 and $82,286, as of March 31, 2024 and December 31, 2023, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts was as follows for the periods indicated:

	March 31, 2024	December 31, 2023
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$902	$1,015
Corporate and foreign debt securities	2,688	2,528
Mortgage-backed securities	3,191	3,231
Equity securities (including mutual funds)	91,493	85,916
Cash, cash equivalents and short-term investments	289	399
Receivable for securities and accruals	73	44
Total	$98,636	$93,133

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$186	$132
Health Solutions	59	94
Investment Management	53	42
Corporate	(64)	(69)
Total including Allianz noncontrolling interest	235	200
Less: Earning (loss) attributable to Allianz noncontrolling interest	11	8
Total	$224	$192

Adjustments:
Net investment gains (losses)	63	(9)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(32)	(33)
Income (loss) attributable to noncontrolling interests	37	46
Dividend payments made to preferred shareholders	17	14
Other adjustments	(22)	(70)
Total adjustments to income (loss) before income taxes	63	(51)

Income (loss) before income taxes	$287	$141

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Adjusted operating revenues by segment:
Wealth Solutions	$719	$684
Health Solutions	905	774
Investment Management	234	229
Corporate	4	11
Total	$1,863	$1,697

Adjustments:
Net investment gains (losses)	$47	$(14)
Revenues related to businesses exited or to be exited through reinsurance or divestment	24	30
Revenues attributable to noncontrolling interests	65	60
Other adjustments	52	60
Total adjustments to revenues	188	137

Total revenues	$2,051	$1,835

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Investment Management intersegment revenues	$20	$22

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	March 31, 2024	December 31, 2023
Wealth Solutions	$126,883	$122,318
Health Solutions	3,395	3,336
Investment Management	1,656	1,600
Corporate	25,418	25,527
Total assets, before consolidation(1)	157,352	152,781
Consolidation of investment entities	4,279	4,304
Total assets	$161,631	$157,085
(1) Total assets, before consolidation include the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

10.    Share-based Incentive Compensation Plans

The Company offers equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plans"). As of March 31, 2024, common stock reserved and available for issuance under the Omnibus Plans was 7,373,481 shares.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Restricted Stock Unit (RSU) awards	$23	$37
Performance Stock Unit (PSU) awards	16	26
Total share-based compensation expense	39	63
Income tax benefit	10	15
After-tax share-based compensation expense	$29	$48

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans for the periods indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	2.0		$67.06	2.2		$61.17
Adjustment for PSU performance factor	—		—	(0.1)		46.94
Granted	0.8		67.51	0.7		59.21
Vested	(0.7)		65.20	(0.5)		52.71
Forfeited	—	*	69.87	—	*	44.96
Outstanding as of March 31, 2024	2.1		$67.69	2.3		$63.57
*Less than 0.1

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards		Weighted Average Exercise Price
Outstanding as of January 1, 2024	1.2		$44.79
Granted	—		—
Exercised	—	*	47.48
Forfeited	—		—
Outstanding as of March 31, 2024	1.2		$44.68
Vested, exercisable, as of March 31, 2024	1.2		$44.68
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
(Dollar amounts in millions, unless otherwise stated)

11.    Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued		Held in Treasury	Outstanding
Balance, January 1, 2023	97.8		0.6	97.2
Common shares issued	9.7		—	9.7
Common shares acquired - share repurchase	—		5.4	(5.4)
Share-based compensation	2.1		0.7	1.4
Treasury stock retirement	(6.0)		(6.0)	—
Balance, December 31, 2023	103.6		0.7	102.9
Common shares issued	—	*	—	—
Common shares acquired - share repurchase	—		2.4	(2.4)
Share-based compensation	1.3		0.5	0.8
Balance, March 31, 2024	104.9		3.6	101.3
*Less than 0.1

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Dividends declared per share of Common Stock	$0.40	$0.20

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

As of March 31, 2024, the Company's remaining repurchase capacity under the Board's prior authorization was $225. On April 23, 2024, the Company's Board of Directors provided an additional share repurchase authorization of $500. This share repurchase authorization expires on June 30, 2025 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board of Directors at any time.

During the three months ended March 31, 2024, the Company repurchased 2.4 million shares of common stock for $172.

Subsequent to March 31, 2024, the Company repurchased 802,725 shares pursuant to a 10b5-1 plan for an aggregate purchase price of $56.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Preferred Stock

As of March 31, 2024 and December 31, 2023, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	March 31, 2024		December 31, 2023
Series	Issued	Outstanding	Issued	Outstanding
7.758% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended March 31,	Per Share	Aggregate	Per Share	Aggregate
2024	$38.790	$13	$13.375	$4
2023	30.625	10	13.375	4
As of March 31, 2024, there were no preferred stock dividends in arrears.

12.    Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended March 31,
(in millions, except for per share data)	2024	2023
Earnings
Net income (loss) available to common shareholders:
Net income (loss)	$288	$129
Less: Preferred stock dividends	17	14
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	37	46
Net income (loss) available to common shareholders	$234	$69
Weighted average common shares outstanding
Basic	102.1	97.7
Dilutive Effects:
Warrants(1)	—	8.9
RSUs	1.2	1.2
PSUs	0.8	1.2
Stock Options	0.4	0.6
Diluted	104.5	109.6
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share (2):
Basic	$2.29	$0.70
Diluted	$2.24	$0.63
(1) See the Shareholders' Equity Note to the Consolidated Financial Statements in Part II, Item 8. of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on warrants settled.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

13.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated other comprehensive income ("AOCI") as of the dates indicated:

	March 31,
	2024	2023
Fixed maturities, net of impairment	$(2,498)	$(2,635)
Derivatives(1)	67	109
Change in current discount rate	(853)	(855)
Deferred income tax asset (liability)(2)	813	833
Total	(2,471)	(2,548)
Pension and other postretirement benefits liability, net of tax	2	3
AOCI	$(2,469)	$(2,545)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of March 31, 2024, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $14.
(2) The Company uses the portfolio method to determine when stranded tax benefits (or detriments) are released from AOCI.

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

	Three Months Ended March 31, 2024
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(145)		$30	$(115)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	16		(3)	13
Change in unrealized gains (losses) on available-for-sale securities	(129)		27	(102)
Derivatives:
Derivatives	8	(1)	(2)	6
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains (losses) on derivatives	4		(1)	3

Change in current discount rate	38		(8)	30
Change in Accumulated other comprehensive income (loss)	$(87)		$18	$(69)
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
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

14.    Revenue from Contracts with Customers

Financial services and software subscriptions and services revenue is disaggregated by type of service in the following table:

	Three Months Ended March 31,
	2024	2023
Wealth Solutions:
Advisory and recordkeeping and administration	$143	$121
Distribution and shareholder servicing	34	29
Investment Management:
Advisory, asset management and recordkeeping and administration	242	229
Distribution and shareholder servicing	39	32
Health Solutions:
Recordkeeping and administration	5	6
Software subscriptions and services	54	47
Corporate:
Recordkeeping and administration	2	12
Total financial services and software subscriptions and services revenue	519	476
Revenue from other sources(1)	82	66
Total Fee income and Other revenue	$601	$542

(1) Primarily consists of revenue from insurance contracts and financial instruments.

Net receivables of $319 and $339 are included in Other assets on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively.

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

The Company's effective tax rate for the three months ended March 31, 2024 was (0.3)%. The effective tax rate differed from the statutory rate of 21% primarily due to the Security Life of Denver Company capital loss carryback, the effect of the dividends received deduction ("DRD"), noncontrolling interest and tax credits.

On January 4, 2021, the Company completed a series of transactions pursuant to a Master Transaction Agreement with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of these transactions, Resolution Life US acquired the Company's wholly owned subsidiary, Security Life of Denver Company ("SLD"). SLD generated capital losses in the 2023 and 2022 tax years, which are included in a carryback claim for the Company. The Company recorded a $38 and $92 tax benefit in 2024 and 2023, respectively, resulting in a decrease to the effective tax rate (the "Security Life of Denver Company capital loss carryback").

The Company's effective tax rate for the three months ended March 31, 2023 was 8.5%. The effective tax rate differed from the statutory rate of 21% primarily due to noncontrolling interest, the effect of the DRD and tax credits.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of March 31, 2024, the Company had year-to-date losses on securities of $125 in Other comprehensive income, which increased the related DTA. However, operating income remained positive for the period and was largely consistent with the 2023 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8. of the Annual Report on Form 10-K.

Tax Regulatory Matters

For the tax years 2022 through 2024, the Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2023 tax year, the Company is in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS did not conduct any review or provide any letters of assurance for that tax year. For the 2024 tax year, the Company is in the Compliance Maintenance Bridge Plus ("Bridge Plus") phase of CAP. In the Bridge Plus phase, the IRS will review the tax return and issue either a full or partial acceptance letter upon completion of review.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

16.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt issued or borrowed and outstanding as of the periods indicated:

	Issuer	Maturity	March 31, 2024	December 31, 2023
3.976% Senior Notes, due 2025 (2)(3)	Voya Financial, Inc.	02/15/2025	$393	$390
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	445	446
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	396	396
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	Voya Financial, Inc.	01/23/2048	336	336
7.63% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings, Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings, Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	2	2
Subtotal			2,100	2,098
Less: Current portion of long-term debt			393	1
Total			$1,707	$2,097
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.

As of March 31, 2024, the Company was in compliance with its debt covenants.

Aetna Notes

As of March 31, 2024, outstanding principal amount of the 7.63% Voya Holdings Inc. debentures, due 2026 and 6.97% Voya Holdings Inc. debentures, due 2036 (collectively, the "Aetna Notes") was $218, which is guaranteed by ING Group. As of March 31, 2024, the Company provided $225 of collateral benefiting ING Group, comprised of a deposit of $213 to a control account with a third-party collateral agent and $12 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the three months ended March 31, 2024 and 2023 were immaterial.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's credit facilities as of March 31, 2024:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity		Utilization		Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	05/01/2028	$500		$—		$500
Voya Financial, Inc.	Other	Unsecured	Committed	04/07/2025	12	(2)	12	(1)	—
Total					$512		$12		$500
(1) Amount utilized as collateral for outstanding Aetna Notes.
(2) In March of 2024, the Company decreased the capacity of its letter of credit, expiring in 2025, from $200 to $12. This reduction was due to the reduced collateral requirements resulting from the maturity of a portion of the Aetna Notes. Additionally, the full capacity was not expected to be utilized through its expiration.

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

On May 1, 2023, pursuant to the put option agreement, the Company exercised the put option to require the trust to purchase $400 aggregate principal amount of 3.976% Senior Notes in exchange for a corresponding amount of U.S. Treasury securities held by the trust. On May 3, 2023, the Company issued $400 aggregate principal amount of 3.976% Senior Notes to the trust and the Company received approximately $400 of U.S. Treasury securities. The proceeds from the sale of the U.S. Treasury securities were used to redeem the 5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 on May 15, 2023.

As of March 31, 2024, the Company may issue up to $100 principal amount of its 3.976% Senior Notes to the trust under the put option agreement.

Senior Unsecured Credit Facility Agreement

As of March 31, 2024, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires May 1, 2028. The facility provides $500 of committed capacity for revolving loan borrowings and letters of credit issuances, including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25. As of March 31, 2024, there were no amounts outstanding as revolving credit borrowings, no amounts of LOCs outstanding, and no amounts of swingline loans outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $4.998 billion, which may increase upon any future equity issuances by the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

17.    Commitments and Contingencies

Leases

During the three months ended March 31, 2024, there was no impairment on the Company's right-of-use asset associated with leased office space. During the three months ended March 31, 2023, the Company recorded an impairment of $2 on its right-of-use asset associated with leased office space. The impairments are included in Operating expenses in the Condensed Consolidated Statements of Operations.

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

As of March 31, 2024, the Company had off-balance sheet commitments to acquire mortgage loans of $66 and purchase limited partnerships and private placement investments of $975, of which $328 related to consolidated investment entities.

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

	March 31, 2024	December 31, 2023
Fixed maturity collateral pledged to FHLB(1)	$1,803	$1,956
FHLB restricted stock(2)	63	64
Fixed maturities-state and other deposits	37	37
Cash and cash equivalents	15	25
Securities pledged(3)	1,227	1,160
Total restricted assets	$3,145	$3,242
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $912 and $842 as of March 31, 2024 and December 31, 2023, respectively. In addition, as of March 31, 2024 and December 31, 2023, the Company delivered securities as collateral of $201 and $201, respectively, and repurchase agreements of $114 and $117, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2024 and December 31, 2023, the Company had $1,200 and $1,175, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, assets with a market value of approximately $1,803 and $1,956, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100.

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

Litigation includes Ravarino, et al. v. Voya Financial, Inc., et al. (USDC District of Connecticut, No. 3:21-cv-01658)(filed December 14, 2021). In this putative class action, the plaintiffs allege that the named defendants breached their fiduciary duties of prudence and loyalty in the administration of the Voya 401(k) Savings Plan. The plaintiffs claim that the named defendants did not exercise proper prudence in their management of allegedly poorly performing investment options, including proprietary funds, and passed excessive investment-management and other administrative fees for proprietary and non-proprietary funds onto plan participants. The plaintiffs also allege that the defendants engaged in self-dealing through the inclusion of the Voya Stable Value Option into the plan offerings and by setting the “crediting rate” for participants’ investment in the Stable Value Fund artificially low in relation to Voya’s general account investment returns in order to maximize the spread and Voya’s profits at the participants’ expense. The complaint seeks disgorgement of unjust profits as well as costs incurred. On June 13, 2023, the Court issued a ruling granting in part and denying in part Voya's motion to dismiss. The court largely dismissed the claims for breach of fiduciary duty. The remaining claims concern allegations of breaches of the ERISA prohibited transactions rule and a claim for failure to monitor the Voya Small Cap Growth fund. The Company continues to deny the allegations, which it believes are without merit, and intends to defend the case vigorously.

In November 2022, the Company acquired Czech Asset Management, L.P., pursuant to an agreement that provides for earn-out payments if certain contingencies are met. On March 11, 2024, the Company received from the sellers a demand for arbitration of a claim that the full amount of these earn-outs had become payable. The Company is opposing the claim in arbitration.

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

As of March 31, 2024, approximately $91 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $343 and $316 as of March 31, 2024 and December 31, 2023, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

Consolidated VIEs and VOEs

Collateral Loan Obligations Entities ("CLOs")

The Company is involved in the design, creation, and the ongoing management of CLOs. These entities are created for the purpose of acquiring diversified portfolios of senior secured floating rate leveraged loans, and securitizing these assets by issuing multiple tranches of collateralized debt; thereby providing investors with a broad array of risk and return profiles. Also known as collateralized financing entities under ASC Topic 810, CLOs are variable interest entities by definition.

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if Voya remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 7 and 5 CLOs as of March 31, 2024 and December 31, 2023, respectively.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 11 partnerships as of March 31, 2024 and December 31, 2023.

The noncontrolling interest related to partnerships decreased from $1,685 at December 31, 2023 to $1,544 at March 31, 2024. Changes in market value, contributions, and distributions related to these investments in the funds directly impact the noncontrolling interest component of Shareholders' equity on the Company's Condensed Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by an increase in net distributions partially offset by favorable market appreciation in limited partnership investments. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

Registered Investment Companies

The Company did not consolidate any sponsored investment funds accounted for as VOEs as of March 31, 2024 and December 31, 2023.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2024 and 2031, paying interest at SOFR, EURIBOR or PRIME plus a spread of up to 7.7%. As of March 31, 2024 and December 31, 2023, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $32 and $46, respectively. Less than 1.0% of the collateral loans were in default as of March 31, 2024 and December 31, 2023.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on SOFR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 9.6% for the more subordinated tranches. CLO notes mature in 2034, 2036, and 2037, and have a weighted average maturity of 12 years as of March 31, 2024. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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
•Discount Margin (spread over SOFR): An increase (decrease) in the discount margin used to value the CLO investments and CLO notes would decrease (increase) the value of the CLO investments and CLO notes.

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

As of March 31, 2024, certain private equity funds maintained revolving lines of credit of $1,313. As of December 31, 2023, certain private equity funds maintained term loans and revolving lines of credit of $1,330. The term loans were fully paid off during the three months ended March 31, 2024, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at EURIBOR or SOFR plus 140 - 240 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of March 31, 2024 and December 31, 2023, outstanding borrowings amount to $1,216 and $1,198, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - Other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of March 31, 2024:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$180	$—	$—	$—	$180
Corporate loans	—	1,500	—	—	1,500
Limited partnerships/corporations	—	—	—	2,881	2,881
VOE
Cash and cash equivalents	1	—	—	—	1
Other investments(1)	—	—	—	24	24
Total assets	$181	$1,500	$—	$2,905	$4,586
Liabilities
VIEs
CLO notes	$—	$1,368	$—	$—	$1,368
Total liabilities	$—	$1,368	$—	$—	$1,368
(1) VOE - Other investments are reflected in Assets related to consolidated investment entities - Other assets on the Company's Condensed Consolidated Balance Sheets.

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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended March 31, 2024 and 2023, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

The Company had no deconsolidation during the three months ended March 31, 2024 and 2023. For deconsolidated investment entities, the Company continues to serve as the general partner and/or investment manager until such entities are fully liquidated.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of March 31, 2024 and December 31, 2023, the Company held $383 ownership interests in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

LPs

As of March 31, 2024 and December 31, 2023, the Company held $1,708 and $1,621 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

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

19.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's operating segments were as follows:

	Wealth Solutions	Health Solutions	Investment Management	Corporate(1)	Consolidated
Balance as of January 1, 2023	$17	$24	$286	$—	$327
Additions from business combinations	—	319	—	102	421
Balance as of December 31, 2023	$17	$343	$286	$102	$748
Additions from business combinations(2)	—	—	—	—	—
Balance as of March 31, 2024	$17	$343	$286	$102	$748
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	March 31, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Right to manage client assets	N/A	$345	$—	$345	$345	$—	$345
Management contract rights	N/A	5	—	5	5	—	5
Total indefinite-life intangibles		$350	$—	$350	$350	$—	$350
Finite-life intangibles:
Management contract rights	15 years	$153	$14	$139	$153	$11	$142
Customer relationship lists	17 years	325	132	193	325	128	197
Trademarks	8 years	15	2	13	15	2	13
Computer software	4 years	528	362	166	501	346	155
Total intangible assets		$1,371	$510	$861	$1,344	$487	$857
Amortization expense related to intangible assets were $23 and $20 for the three months ended March 31, 2024 and 2023, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of this discussion, the terms "Voya," "the Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three months ended March 31, 2024 and 2023 and financial condition as of March 31, 2024 and December 31, 2023. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section contained in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Annual Report on Form 10-K").

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

Wealth Solutions
Our Wealth Solutions segment provides retirement plan solutions and administration technology and services to employers. These products and services include full-service and recordkeeping-only defined contribution plan administration, stable value and fixed general account investment products and non-qualified plan administration. It also includes tools, guidance, and services to promote the financial well-being and retirement security of employees. Additionally, we provide individual retirement accounts and financial guidance and advisory services that enables us to deepen relationships with our retirement plan participants.

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

Assets Under Management ("AUM") and Assets Under Advisement ("AUA")

The following table presents AUM and AUA as of the dates indicated:

	As of March 31,
($ in millions)	2024	2023
AUM and AUA:
Wealth Solutions	$573,861	$497,895
Health Solutions	1,860	1,844
Investment Management	384,278	383,899
Eliminations/Other	(111,370)	(112,453)
Total AUM and AUA (1)	$848,629	$771,185

AUM	483,108	453,755
AUA (1)	365,522	317,429
Total AUM and AUA (1)	$848,629	$771,185
(1) Includes AUM and AUA related to the divested businesses, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

Results of Operations - Company Condensed Consolidated

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023	Change
Revenues:
Net investment income	$529	$545	$(16)
Fee income	513	464	49
Premiums	800	685	115
Net gains (losses)	43	(16)	59
Other revenue	88	78	10
Income (loss) related to consolidated investment entities	78	79	(1)
Total revenues	2,051	1,835	216
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	851	751	100
Operating expenses	799	836	(37)
Net amortization of Deferred policy acquisition costs and Value of business acquired	56	59	(3)
Interest expense	30	32	(2)
Operating expenses related to consolidated investment entities	28	16	12
Total benefits and expenses	1,764	1,694	70
Income (loss) before income taxes	287	141	146
Income tax expense (benefit)	(1)	12	(13)
Net Income (loss)	288	129	159
Less: Net income (loss) attributable to noncontrolling interest	37	46	(9)
Less: Preferred stock dividends	17	14	3
Net income (loss) available to our common shareholders	$234	$69	$165

Consolidated - Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Total Revenues

Total revenues increased $216 million from $1,835 million to $2,051 million. The following items contributed to the overall increase.

Net investment income decreased $16 million from $545 million to $529 million primarily due to:

•lower investment income on fixed maturity securities primarily due to interest rate movements and lower average volume.

The decrease was partially offset by:

•higher alternative investment income primarily driven by overall market performance.

Fee income increased $49 million from $464 million to $513 million primarily due to:

•higher fee income in Wealth Solutions primarily driven by market appreciation and business growth; and
•higher fee income in Investment Management primarily due to market appreciation and Retail net inflows, partially offset by Institutional net outflows and higher interest rates.

Premiums increased $115 million from $685 million to $800 million primarily due to:

•higher premiums in Health Solutions driven by growth across all blocks of business.

Net gains (losses) changed $59 million from a loss of $16 million to a gain of $43 million primarily due to:

•net favorable changes in derivative valuations due to interest rate movements.

The change was partially offset by:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Other revenue increased $10 million from $78 million to $88 million primarily due to:

•higher other revenue in Health Solutions primarily driven by timing of the Benefitfocus acquisition in the prior period; and
•an increase in other interest income due to float.

The increase was partially offset by:

•lower other revenue due to the absence of transition services agreements revenue associated with the Individual Life transaction in the current period.

Total Benefits and Expenses

Total benefits and expenses increased $70 million from $1,694 million to $1,764 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $100 million from $751 million to $851 million primarily due to:

•higher benefits incurred in Health Solutions due to growth in in-force business and a higher loss ratio in Stop Loss.

The increase was partially offset by:

•a favorable change in the value of embedded derivatives associated with businesses reinsured primarily due to changes in interest rates, which is fully offset by a corresponding amount in Net gains (losses);
•favorable market risk benefit remeasurements primarily due to positive equity market returns; and
•lower interest credited in Wealth Solutions primarily due to lower spread-based assets, partially offset by a higher crediting rate.

Operating expenses decreased $37 million from $836 million to $799 million primarily due to:

•absence of closing costs associated with the acquisition of Benefitfocus in the current period;
•lower integration costs associated with the AllianzGI business; and
•lower expenses due to expense reduction actions.

The increase was partially offset by:

•an increase in Health Solutions expenses primarily driven by business growth and timing of the acquisition of Benefitfocus in the prior period.

Operating expenses related to consolidated investment entities increased $12 million from $16 million to $28 million primarily due to:

•increase in collateralized loan obligations interest costs primarily due to a new fund launch.

Income Tax Expense (Benefit)

Income tax expense (benefit) changed $13 million from an expense of $12 million to a benefit of $1 million primarily due to:

•the Security Life of Denver Company capital loss carryback. For more details, see the Income Taxes note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q; and
•an increase in the dividends received deduction.

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

Net investment gains (losses) changed $72 million from a loss of $9 million to a gain of $63 million primarily due to:

•net favorable changes in derivative valuations due to interest rate movements; and
•favorable market risk benefit remeasurements primarily due to positive equity market returns.

The change was partially offset by:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Other adjustments to operating earnings improved $47 million from a loss of $70 million to a loss of $23 million primarily due to:

•absence of closing costs associated with the acquisition of Benefitfocus in the current period; and
•lower integration costs associated with the Allianz GI business.

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

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$437	$434
Fee income	263	231
Other revenue	19	20
Total adjusted operating revenues	719	684
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	216	222
Operating expenses	296	308
Net amortization of DAC/VOBA	21	22
Total operating benefits and expenses	534	552
Adjusted operating earnings before income taxes	$186	$132

The following table presents Net revenue and Adjusted operating margin for our Wealth Solutions segment as of the dates indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Adjusted operating earnings before income taxes	$186	$132

Total adjusted operating revenues	719	684
Less: Interest credited and other benefits to contract owners/policyholders	216	222
Net revenue	$504	$463

Adjusted operating margin (1)	36.9%	28.6%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following tables present Total Client Assets, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of March 31,
($ in millions)	2024	2023
Full Service	$196,607	$170,637
Recordkeeping	315,134	267,038
Total Defined Contribution	511,741	437,675
Investment-only Stable Value	34,814	37,781
Retail Client and Other Assets	34,694	30,012
Eliminations	(7,387)	(7,574)
Total Client Assets	$573,861	$497,895

	As of March 31,
($ in millions)	2024	2023
Fee-based	$486,196	$408,688
Spread-based	30,746	33,242
Investment-only Stable Value	34,814	37,781
Retail Client Assets	29,492	25,757
Eliminations	(7,387)	(7,574)
Total Client Assets	$573,861	$497,895

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Wealth Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Full Service - Corporate markets:
Deposits	$4,889	$4,621
Surrenders, benefits and product charges	(4,194)	(3,477)
Net flows	695	1,144
Full Service - Tax-exempt markets:
Deposits	1,520	1,424
Surrenders, benefits and product charges	(2,193)	(2,586)
Net flows	(673)	(1,162)
Total Full Service Net Flows (1)	$22	$(18)

Recordkeeping and Stable Value:
Recordkeeping Net Flows (1)	$(311)	$89
Investment-only Stable Value Net Flows	$(919)	$(710)
(1) For the first quarter of 2024, recurring deposits exclude certain participants’ last paycheck contribution due to the last weekday of the quarter falling on a holiday. These deposits will be recognized in the second quarter of 2024.

Wealth Solutions - Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Adjusted operating earnings before income taxes increased $54 million from $132 million to $186 million primarily due to:

•higher fee income and other revenue primarily driven by market appreciation and business growth;
•lower operating expenses primarily due to expense reduction actions, partially offset by business growth;
•lower interest credited primarily due to lower spread-based assets, partially offset by a higher crediting rate; and
•higher net investment income primarily due to higher alternative investment income and income on cash, partially offset by lower spread-based assets due to participant surrenders and fund transfer activities.

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$38	$33
Fee income	18	21
Premiums	797	675
Other revenue	51	45
Total adjusted operating revenues	905	774
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	613	467
Operating expenses	224	204
Net amortization of DAC/VOBA	8	8
Total operating benefits and expenses	846	680
Adjusted operating earnings before income taxes	$59	$94

The following table presents Net revenue and Adjusted operating margin for our Health Solutions segment as of the dates indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Adjusted operating earnings before income taxes	$59	$94

Total adjusted operating revenues	905	774
Less: Interest credited and other benefits to contract owners/policyholders	613	467
Net revenue	$293	$306

Adjusted operating margin (1)	20.3%	30.7%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Sales by Product Line:
Group life and Disability	$130	$104
Stop loss	537	343
Total group products	667	447
Voluntary and Other (1)	142	90
Total sales by product line	$809	$538

Total gross premiums and deposits	$900	$761

Group life and Disability	$989	$912
Stop loss	1,839	1,457
Voluntary and Other (1)	1,033	930
Total annualized in-force premiums and fees	$3,861	$3,300

Loss Ratios:
Group life (interest adjusted)	81.0%	84.9%
Stop loss	84.2%	70.1%
Total Aggregate Loss Ratio	73.8%	65.5%
Total Aggregate Loss Ratio Trailing Twelve Months (2)	69.5%	66.3%
(1) Includes benefit administration annual recurring revenue and Health Account Solutions products.
(2) The trailing twelve months ended March 31, 2023 exclude $57 million of favorable reserve impact related to the annual review of assumptions.

Health Solutions - Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Adjusted Operating earnings before income taxes decreased $35 million from $94 million to $59 million primarily due to:

•higher benefits to policyholders due to growth in in-force business and a higher loss ratio in Stop Loss; and
•higher operating expenses primarily driven by business growth and timing of the acquisition of Benefitfocus in the prior period, partially offset by expense reduction actions.

The decrease was partially offset by:

•higher premiums driven by growth across all three lines of business;
•higher other revenue driven by timing of the acquisition of Benefitfocus in the prior period; and
•higher net investment income primarily due to higher alternative investment income.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$9	$10
Fee income	227	216
Other revenue	(1)	2
Total adjusted operating revenues	234	229
Operating benefits and expenses:
Operating expenses	181	186
Total operating benefits and expenses	181	186
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	53	42
Less: Earnings (loss) attributable to Allianz noncontrolling interest	12	9
Adjusted operating earnings before income taxes	$42	$33

The following table presents Net revenue and Adjusted operating margin for our Investment Management segment as of the dates indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	$53	$42

Total adjusted operating revenues	234	229
Net revenue	$234	$229

Adjusted operating margin (1)	22.7%	18.5%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended March 31,
($ in millions)	2024	2023
Investment Management intersegment revenues	$20	$22

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of March 31,
($ in millions)	2024	2023
External clients:
Institutional (1)	$148,489	$164,443
Retail (1)(2)	148,710	126,212
Total external clients	297,199	290,654
General account	34,138	36,934
Total AUM	331,337	327,589
AUA (2)(3)	52,942	56,310
Total AUM and AUA	$384,278	$383,899
(1) Includes assets associated with the divested businesses.
(2) Retail AUM includes a reclassification as of January 1, 2024 of $3.6 billion from certain separately managed accounts previously reported as AUA for which Investment Management retains discretion on asset allocation and manager selection.
(3) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Net Flows:
Institutional	$(1,225)	$(945)
Retail (1)	1,800	342
Divested businesses	(651)	(515)
Total	$(76)	$(1,118)
(1) Includes reinvested dividends on a prospective basis effective January 1, 2024, which were $0.3 billion for the first quarter of 2024.

Investment Management - Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Adjusted operating earnings before income taxes including Allianz noncontrolling interest increased $11 million from $42 million to $53 million primarily due to:

•higher fee income primarily due to market appreciation and Retail net inflows, partially offset by Institutional net outflows and higher interest rates; and
•lower operating expenses primarily due to expense reduction actions.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$4	$4
Other revenue	—	6
Total adjusted operating revenues	4	11
Operating benefits and expenses:
Operating expenses (1)	23	33
Interest expense (2)	45	47
Total operating benefits and expenses	68	80
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	(64)	(69)
Less: Earnings (loss) attributable to Allianz noncontrolling interest	(1)	(1)
Adjusted operating earnings before income taxes	$(63)	$(68)
(1) Includes expenses from corporate activities, and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Adjusted operating earnings before income taxes including Allianz noncontrolling interest improved $5 million from a loss of $69 million to a loss of $64 million primarily due to:

•lower operating expenses due to costs supporting the remaining transition services agreements related to the Individual Life Transaction in the prior period and lower incentive compensation in the current period; and
•lower interest expense driven by cumulative debt extinguishments, partially offset by the rate reset impact to the Non-cumulative Preferred Stock, Series A.

The improvement was partially offset by:

•lower other revenue due to the absence of transition services agreements revenue in the current period.

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

While investment income on these assets can be volatile, based on current plans, we expect to earn 9% on these assets over the long term.

The following table presents alternative investment income and average assets of alternative investments for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Wealth Solutions:
Alternative investment income	$24	$11
Average alternative investment	1,459	1,659
Health Solutions:
Alternative investment income	6	1
Average alternative investment	243	125
Investment Management:
Alternative investment income	6	9
Average alternative investment	312	318

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

The following presents a review of our sources and uses of liquidity and capital and should be read in its entirety and in conjunction with the Off-Balance Sheet Arrangements discussion included further below.

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

We estimate that our excess capital (which we define as the amount of total adjusted capital in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of March 31, 2024, was approximately $0.4 billion. As of March 31, 2024, our estimated combined RBC ratio, with adjustments for certain intercompany transactions, was 412%.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Three Months Ended March 31,
($ in millions)	2024	2023
Beginning cash and cash equivalents balance	$206	$209
Sources:
Dividends and returns of capital from subsidiaries	163	402
Repayment of loans to subsidiaries, net of new issuances	150	399
Amounts received from subsidiaries under tax sharing agreements, net	—	7
Settlement of amounts due from (to) subsidiaries and affiliates, net	—	34
Collateral received, net	—	11
Other, net	45	6
Total sources	358	859
Uses:
Payment of interest expense	36	26
Capital provided to subsidiaries	—	8
Payment for business acquisitions	—	558
Repayments of loans from subsidiaries, net of repayments	51	192
Settlement of amounts paid to subsidiaries and affiliates, net	12	—
Amounts paid to subsidiaries under tax sharing agreements, net	1	—
Payment of income taxes, net	1	2
Common stock acquired - Share repurchase	172	—
Share-based compensation	34	35
Dividends paid on preferred stock	17	14
Dividends paid on common stock	41	20
Collateral delivered, net	10	—
Asset purchases and investment expense, net	13	2
Total uses	388	857
Net increase (decrease) in cash and cash equivalents	(30)	2
Ending cash and cash equivalents balance	$176	$211

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

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the three months ended March 31, 2024. As of March 31, 2024, our remaining repurchase capacity under the Board's prior authorization was $225 million.

On April 23, 2024, the Board of Directors provided an additional share repurchase authorization of $500 million. This share repurchase authorization expires on June 30, 2025 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board of Directors at any time.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Dividends paid on common shares	$41	$20
Repurchases of common shares (at cost)	172	—
Total	$213	$20

Subsequent to March 31, 2024, we repurchased 802,725 shares pursuant to a 10b5-1 plan for an aggregate purchase price of $56 million.

Debt

As of March 31, 2024, we had $393 of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the three months ended March 31, 2024:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes(1)	Ending Balance
Total long-term debt	$2,097	$—	$—	$(390)	$1,707
(1) Other changes is primarily the reclassification of $393 million of debt maturing in 2025 from long-term debt to short-term debt.

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

Credit Facilities

See the Financing Agreements Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information on credit facilities.

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. provide guarantees to certain of our subsidiaries to support various business requirements:
•Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13 million principal amount of Equitable Notes maturing in 2027, and provides a back-to-back guarantee to ING Group in respect of its guarantee of $218 million combined principal amount of Aetna Notes.
•Voya Financial, Inc. and Voya Holdings provide a guarantee of payment of obligations to certain subsidiaries under certain surplus notes held by those subsidiaries.

We did not recognize any asset or liability as of March 31, 2024 in relation to intercompany indemnifications, guarantees or support agreements. As of March 31, 2024, no guarantees existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of March 31, 2024, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.2 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of March 31, 2024, Voya Financial, Inc. had $595 million outstanding borrowings from subsidiaries and had loaned $344 million to its subsidiaries.

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

A downgrade in our credit ratings or the credit or financial strength ratings of our rated subsidiaries could have a material adverse effect on our results of operations and financial condition. See A downgrade or a potential downgrade in our financial strength or credit ratings may result in a loss of business and adversely affect our results of operations and financial condition in Risk Factors in Part I, Item 1A. of our most current Annual Report on Form 10-K.

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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium or long-term trend in credit fundamentals, which if continued, may lead to a rating change. In December of 2023, Moody’s confirmed its outlook for the U.S. life insurance sector as stable. Also, in November of 2023, A.M. Best maintained a stable outlook on the U.S. life insurance and annuities sector and Fitch changed its outlook from neutral to improving for the North American life insurance sector.

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

Our Principal Insurance Subsidiaries domiciled in Connecticut and Minnesota both have ordinary dividend capacity for 2024. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies.

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$163	$—	$—	$—
ReliaStar Life Insurance Company ("RLI") (MN)	57	—	—	402

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our total capitalization. The following table presents our leverage ratios for the periods indicated:

	March 31,	December 31,
($ in millions)	2024	2023
Financial Debt
Total financial debt	$2,100	$2,098
Other financial obligations(1)	309	312
Total financial obligations	2,409	2,410
Mezzanine equity
Allianz noncontrolling interest	174	175
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	6,010	5,981
Total equity, excluding AOCI	6,622	6,593
AOCI	(2,469)	(2,400)
Total Voya Financial, Inc. shareholders' equity	4,153	4,193
Noncontrolling interest	1,544	1,685
Total shareholders' equity	$5,697	$5,878
Capital
Capitalization(3)	$6,253	$6,291
Adjusted capitalization excluding AOCI(4)	$10,749	$10,863
Leverage Ratios
Debt-to-Capital Ratio(5)	33.6%	33.3%
Financial Leverage excluding AOCI(6)	28.1%	27.8%
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
(3) Includes Total Financial Debt and Total Voya Financial, Inc. Shareholders' Equity.
(4) Includes Total Financial Obligations, Mezzanine Equity, and Total Shareholders' Equity excluding AOCI.
(5) Total Financial Debt divided by Capitalization.
(6) Total Financial Obligations and Preferred equity divided by Adjusted Capitalization excluding AOCI.

Our Financial Leverage Ratio, excluding AOCI, increased from 27.8% at December 31, 2023 to 28.1% at March 31, 2024. The increase was primarily due to a decrease to noncontrolling interest, partially offset by an increase to Common equity, excluding AOCI, driven by Net income available to common shareholders net of repurchases of common stock and common dividends.

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

Assumptions and Periodic Review

Changes in, or deviations from, assumptions used can significantly affect our reserve levels and related results of operations. Assumptions are management's best estimates of future outcomes. We review these assumptions at least annually against actual experience and, based on additional information that becomes available, update them if necessary.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on traditional reserves. As of March 31, 2024, there have been no material changes to the sensitivities disclosed in Critical Accounting Judgments and Estimates in Part
II. Item 7 of our Annual Report on Form 10-K.

Income Taxes

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% corporate alternative minimum tax ("CAMT"). The CAMT is effective in taxable years beginning after December 31, 2022. The Internal

Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. Based on this guidance, we do not expect to be subject to the CAMT for 2024.

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

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2024
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$401	$—	$—	$—	$—	$—	$401
U.S. Government agencies and authorities	55	—	—	—	—	—	55
State, municipalities and political subdivisions	645	36	—	—	—	—	681
U.S. corporate public securities	2,368	4,747	193	19	12	—	7,339
U.S. corporate private securities	1,779	2,592	288	52	9	—	4,720
Foreign corporate public securities and foreign governments(1)	819	1,543	118	83	—	—	2,563
Foreign corporate private securities(1)	291	2,273	127	4	17	—	2,712
Residential mortgage-backed securities	3,286	32	6	2	6	6	3,338
Commercial mortgage-backed securities	2,841	488	102	18	9	7	3,465
Other asset-backed securities	2,122	263	6	11	1	24	2,427
Total fixed maturities	$14,607	$11,974	$840	$189	$54	$37	$27,701
% of Fair Value	52.8%	43.2%	3.0%	0.7%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2023
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$403	$—	$—	$—	$—	$—	$403
U.S. Government agencies and authorities	56	—	—	—	—	—	56
State, municipalities and political subdivisions	732	39	—	—	—	—	771
U.S. corporate public securities	2,493	4,891	239	42	1	—	7,666
U.S. corporate private securities	1,799	2,576	312	64	9	—	4,760
Foreign corporate public securities and foreign governments(1)	834	1,669	113	84	—	2	2,702
Foreign corporate private securities(1)	280	2,396	114	4	18	—	2,812
Residential mortgage-backed securities	3,415	35	8	1	9	8	3,476
Commercial mortgage-backed securities	2,879	484	94	16	15	7	3,495
Other asset-backed securities	2,143	284	7	11	1	24	2,470
Total fixed maturities	$15,034	$12,374	$887	$222	$53	$41	$28,611
% of Fair Value	52.6%	43.2%	3.1%	0.8%	0.2%	0.1%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	March 31, 2024
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$401	$—	$—	$—	$401
U.S. Government agencies and authorities	—	55	—	—	—	55
State, municipalities and political subdivisions	47	373	225	36	—	681
U.S. corporate public securities	25	341	2,069	4,651	253	7,339
U.S. corporate private securities	22	219	1,521	2,499	459	4,720
Foreign corporate public securities and foreign governments(1)	8	146	709	1,499	201	2,563
Foreign corporate private securities(1)	—	40	213	2,297	162	2,712
Residential mortgage-backed securities	1,151	1,958	26	44	159	3,338
Commercial mortgage-backed securities	248	1,333	791	926	167	3,465
Other asset-backed securities	178	629	1,300	267	53	2,427
Total fixed maturities	$1,679	$5,495	$6,854	$12,219	$1,454	$27,701
% of Fair Value	6.1%	19.8%	24.7%	44.2%	5.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2023
ARO Quality Ratings(2)	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$403	$—	$—	$—	$403
U.S. Government agencies and authorities	—	55	—	—	1	56
State, municipalities and political subdivisions	46	447	239	39	—	771
U.S. corporate public securities	25	351	2,209	4,785	296	7,666
U.S. corporate private securities	22	231	1,509	2,546	452	4,760
Foreign corporate public securities and foreign governments(1)	8	147	728	1,598	221	2,702
Foreign corporate private securities(1)	—	40	216	2,360	196	2,812
Residential mortgage-backed securities	1,157	2,075	31	48	165	3,476
Commercial mortgage-backed securities	249	1,360	770	949	167	3,495
Other asset-backed securities	189	593	1,345	289	54	2,470
Total fixed maturities	$1,696	$5,702	$7,047	$12,614	$1,552	$28,611
% of Fair Value	5.9%	19.9%	24.6%	44.2%	5.4%	100.0%
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

Unrealized Capital Losses

As of March 31, 2024 and December 31, 2023, we held seven and six fixed maturities with unrealized capital loss in excess of $10 million, respectively. As of March 31, 2024 and December 31, 2023, the unrealized capital losses on these fixed maturities equaled $80 million or 2.9% and $70 million or 2.6% of the total unrealized losses, respectively.

As of March 31, 2024, we held $2.0 billion of energy sector fixed maturity securities, constituting 7.3% of the total fixed maturities portfolio, with gross unrealized capital losses of $109 million, including zero energy sector fixed maturity security with unrealized capital losses in excess of $10 million. As of March 31, 2024, our fixed maturity exposure to the energy sector is comprised of 92.2% investment grade securities.

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

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	March 31, 2024			December 31, 2023
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$1,696	$1,704	97.5%	$1,779	$1,795	97.3%
2	30	30	1.7%	33	33	1.8%
3	—	—	—%	—	1	0.1%
4	—	1	0.1%	—	—	—%
5	4	5	0.3%	4	7	0.4%
6	6	7	0.4%	7	8	0.4%
Total	$1,736	$1,747	100.0%	$1,823	$1,844	100.0%

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

The following table presents the notional amounts and fair values of interest rate derivatives not qualifying for hedge accounting and used in our CMO-B portfolio as of the dates indicated:

	March 31, 2024			December 31, 2023
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Interest Rate Contracts	$11,594	$172	$283	$11,234	$143	$321

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	March 31, 2024			December 31, 2023
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$72	$72	4.1%	$72	$78	4.2%
Interest Only (IO)	968	969	55.5%	965	966	52.5%
Inverse IO	442	447	25.6%	519	530	28.7%
Principal Only (PO)	62	62	3.5%	65	65	3.5%
Floater	5	5	0.3%	5	5	0.3%
Agency Credit Risk Transfer	164	169	9.7%	169	172	9.3%
Other	23	23	1.3%	28	28	1.5%
Total	$1,736	$1,747	100.0%	$1,823	$1,844	100.0%

During the three months ended March 31, 2024, the market value of our CMO-B securities portfolio was lower on a combination of transactional activity and valuation movements among tranche types.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Net investment income (loss)	$64	$88
Net gains (losses)(1)	19	(18)
Income (loss) before income taxes	$83	$70
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Income (loss) before income taxes	$83	$70
Realized gains (losses) including impairment	—	(2)
Fair value adjustments	(34)	(11)
Total adjustments to income (loss)	(34)	(13)
Adjusted operating earnings before income taxes	$49	$57

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	March 31, 2024
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,829	$13	$47	$(1)	$1,794
Prime Non-Agency	1,696	12	227	—	1,481
Alt-A	50	3	2	1	52
Sub-Prime(1)	23	1	1	—	23
Total	$3,598	$29	$277	$—	$3,350
(1) Includes subprime other asset backed securities.

	December 31, 2023
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,925	$20	$36	$—	$1,909
Prime Non-Agency	1,706	12	218	—	1,500
Alt-A	52	4	1	2	57
Sub-Prime(1)	24	1	1	—	24
Total	$3,707	$37	$256	$2	$3,490
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities by origination as of the dates indicated:

	March 31, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2024	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2023	—	—	4	4	4	4	—	—	—	—	8	8
2022	22	21	118	94	135	129	115	108	—	—	390	352
2021	106	100	208	143	215	196	284	260	18	16	831	715
2020	41	39	46	36	64	53	152	129	11	5	314	262
Prior	98	88	1,234	1,056	450	409	522	429	212	146	2,516	2,128
Total	$267	$248	$1,610	$1,333	$868	$791	$1,073	$926	$241	$167	$4,059	$3,465

	December 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2023	$—	$—	$4	$4	$4	$4	$—	$—	$—	$—	$8	$8
2022	25	24	118	94	135	126	115	107	—	—	393	351
2021	107	99	209	144	223	198	312	281	18	15	869	737
2020	41	40	46	36	64	52	152	125	11	8	314	261
2019	14	12	164	144	95	82	272	208	20	14	565	460
Prior	85	74	1,085	938	353	308	280	228	195	130	1,998	1,678
Total	$272	$249	$1,626	$1,360	$874	$770	$1,131	$949	$244	$167	$4,147	$3,495

As of March 31, 2024, 82.0% and 14.1% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2023, 82.4% and 13.8% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	March 31, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$128	$130	$564	$568	$1,150	$1,162	$114	$114	$60	$42	$2,016	$2,016
Auto-Loans	1	1	—	—	—	—	—	—	—	—	1	1
Student Loans	5	5	64	58	—	—	—	—	—	—	69	63
Credit Card loans	1	1	—	—	—	—	2	2	3	3	6	6
Other Loans	49	42	2	2	149	137	156	147	1	1	357	329
Total(1)	$184	$179	$630	$628	$1,299	$1,299	$272	$263	$64	$46	$2,449	$2,415
(1) Excludes subprime other asset backed securities.

	December 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$143	$143	$523	$524	$1,201	$1,203	$120	$119	$60	$42	$2,047	$2,031
Auto-Loans	1	1	—	—	—	—	—	—	—	—	1	1
Student Loans	4	3	73	66	—	—	—	—	—	—	77	69
Credit Card loans	1	1	—	—	3	2	—	—	—	—	4	3
Other Loans	49	41	2	2	151	138	180	166	5	5	387	352
Total(1)	$198	$189	$598	$592	$1,355	$1,343	$300	$285	$65	$47	$2,516	$2,456
(1) Excludes subprime other asset backed securities.
As of March 31, 2024, 87.4% and 10.9% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2023, 86.7% and 11.6% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of March 31, 2024, our mortgage loans on real estate portfolio had a weighted average DSC of 1.94 times and a weighted average LTV ratio of 44.6%. As of December 31, 2023, our mortgage loans on real estate portfolio had a weighted average DSC of 1.94 times, and a weighted average LTV ratio of 45.0%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of March 31, 2024, our total European exposure had an amortized cost and fair value of $2,609 million and $2,427 million, respectively. Some of the major country level exposures were in the United Kingdom of $1,056 million, in France of $250 million, in The Netherlands of $231 million, in Switzerland of $94 million, in Germany of $171 million, in Ireland of $133 million, and in Belgium of $57 million. Our direct exposure in Eastern Europe is comparatively small, with less than $1 million of exposure in Russia and none in Ukraine or Belarus.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the "Parent Issuer") has issued certain notes pursuant to transactions registered under the Securities Act of 1933. As of March 31, 2024 and December 31, 2023 , such securities consist of (i) the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, and the 3.976% senior notes due 2025 with an aggregate principal amount of $1.5 billion (collectively, the "Senior Notes") and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million (the "Junior Subordinated Notes" and, together with the Senior Notes, the "Registered Notes").

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated:

	As of and for the
($ in millions)	Three Months ended March 31, 2024	Year Ended December 31, 2023
Summarized Statements of Operations Information:
Total revenues	$21	$133
Total benefits and expenses	40	216
Income (loss), net of tax	(9)	(59)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(9)	(59)
Net income (loss) available to Obligor Group	(9)	(59)
Summarized Balance Sheets Information:
Total investments	66	32
Cash and cash equivalents	177	207
Deferred income taxes	872	875
Goodwill	94	94
Loans to non-obligated subsidiaries	344	227
Due from non-obligated subsidiaries	30	8
Total assets	1,608	1,466

Short-term debt with non-obligated subsidiaries	988	445
Long-term debt	1,707	2,097
Total liabilities	$2,883	$2,747

Legislative and Regulatory Developments

Department of Labor ("DOL") Retirement Security Rule

On April 23, 2024, the DOL released the Retirement Security Rule defining who is an investment advice fiduciary for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The DOL also released final amendments to class prohibited transaction exemptions (PTEs) available to investment advice fiduciaries, including PTE 2020-02 and PTE 84-24.

The effective date for the Retirement Security Rule and amendments to the PTEs is expected to be on or around September 23, 2024. There is a one (1) year transition rule applicable to certain conditions contained in the PTE amendments. The new definition of an investment advice fiduciary expands the definition of who the DOL considers a fiduciary under ERISA. Voya is continuing to study the effect the Retirement Security Rule and amendments may have on its Wealth Solutions business and operations but currently anticipates that such effects will not be significant. Voya’s current in-plan investment advisory services program, which is designed to comply with previous DOL guidance, remains unchanged.

Qualified Professional Asset Manager ("QPAM") Exemption Updates

In April 2024, the DOL published changes to class prohibited transaction exemption 84-14 (the “QPAM Exemption”). As a result of these changes, we will be required to notify the DOL prior to relying on the QPAM Exemption, in addition to satisfying new minimum qualification and recordkeeping requirements.

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of March 31, 2024:

	As of March 31, 2024
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$27,701	$(1,675)	$1,884
Mortgage loans on real estate	—	4,831	(150)	161
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	33,978	(1,693)	2,278
Funding agreements with fixed maturities	—	1,206	1	—
Supplementary contracts and immediate annuities	—	545	(41)	5
Derivatives:
Interest rate contracts	17,145	12	244	(265)
Long-term debt	—	1,617	(105)	119
Stabilizer and MCGs	—	8	11	5
Embedded derivatives on reinsurance	—	(12)	26	(30)
(1) Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of separate account.
(2) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3) Certain amounts included in the Funding agreements without fixed maturities and deferred annuities section are also reflected within the Stabilizer and MCGs section of the table above.

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

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2024:

	As of March 31, 2024
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$219	$22	$(22)
Limited partnerships/corporations	—	1,708	102	(102)
Derivatives:
Equity futures and total return swaps	249	4	19	(19)
Equity options	36	1	—	—
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report on Form 10-K") (File No. 001-35897).

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
January 1, 2024 - January 31, 2024	814,490	$71.93	791,483	$340
February 1, 2024 - February 29, 2024	1,418,139	69.44	959,634	274
March 1, 2024 - March 31, 2024	696,605	70.07	694,269	225
Total	2,929,234	$70.28	2,445,386	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended March 31, 2024, there was an increase of 483,848 Treasury shares in connection with such withholding activities.
(2) On April 23, 2024, the Company's Board of Directors provided an additional share repurchase authorization of $500 million. This share repurchase authorization expires on June 30, 2025 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board of Directors at any time.

Item 5.         Other Information

During the three months ended March 31, 2024, none of the Company's directors and officers (as defined in Rule 16a-1(f)) adopted or terminated any trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6.        Exhibits

See Exhibit Index on the following page.

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
10.1+*	Form of 2024 Executive Officer Award Agreement pursuant to the Voya Financial 2019 Omnibus Employee Incentive Plan
10.2+*	Form of 2024 Award Agreement pursuant to the Voya Financial 2019 Omnibus Employee Incentive Plan
10.3+*	Form of 2024 Chairman Award Agreement pursuant to the Voya Financial 2019 Omnibus Employee Incentive Plan
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Heather H. Lavallee, Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Donald C. Templin, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Heather H. Lavallee, Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Donald C. Templin, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+ Filed herewith.
*This exhibit is a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2024			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Donald C. Templin
Donald C. Templin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

