Form 10-Q
period 2024-06-30
Voya Financial, Inc.
filed 2024-08-01
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 26, 2024, 98,323,003 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended June 30, 2024

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market risks, including general economic conditions, our ability to manage such risks and interest rates; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through dividends from our subsidiaries or lending programs; (iii) strategic and business risks, including our ability to maintain market share, achieve desired results from our acquisitions and dispositions, or otherwise manage our third-party relationships; (iv) investment risks, including the ability to achieve desired returns and liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties" in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
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

PART I.    FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	June 30, 2024	December 31, 2023
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $26,905 and $27,690 as of 2024 and 2023, respectively; net of allowance for credit losses of $27 and $17 as of 2024 and 2023, respectively)	$24,325	$25,375
Fixed maturities, at fair value using the fair value option	1,873	2,076
Equity securities, at fair value	240	236
Short-term investments	98	213
Mortgage loans on real estate (net of allowance for credit losses of $24 and $26 as of 2024 and 2023, respectively)	4,977	5,192
Policy loans	345	352
Limited partnerships/corporations	1,723	1,621
Derivatives	316	311
Other investments	64	64
Securities pledged (amortized cost of $1,393 and $1,232 as of 2024 and 2023, respectively)	1,274	1,160
Total investments	35,235	36,600
Cash and cash equivalents	1,066	937
Short-term investments under securities loan agreements, including collateral delivered	1,030	1,015
Accrued investment income	398	411
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $21 and $28 as of 2024 and 2023, respectively)	11,574	11,982
Deferred policy acquisition costs and Value of business acquired	2,196	2,250
Deferred income taxes	2,171	2,160
Goodwill	748	748
Other intangibles, net	856	857
Other assets (net of allowance for credit losses of 1 as of 2024 and 2023)	2,370	2,372
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	2,991	2,861
Cash and cash equivalents	114	181
Corporate loans, at fair value using the fair value option	1,216	1,404
Other assets	168	174
Assets held in separate accounts	99,147	93,133
Total assets	$161,280	$157,085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	June 30, 2024	December 31, 2023
Liabilities:
Future policy benefits	$9,355	$9,560
Contract owner account balances	37,876	39,174
Payables under securities loan and repurchase agreements, including collateral held	1,215	1,121
Short-term debt	395	1
Long-term debt	1,707	2,097
Derivatives	316	371
Other liabilities	2,927	2,956
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,121	1,332
Other liabilities	1,352	1,287
Liabilities related to separate accounts	99,147	93,133
Total liabilities	$155,411	$151,032

Commitments and Contingencies (Note 17)

Mezzanine equity:
Redeemable noncontrolling interest	$183	$175

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2024 and 2023)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 105,241,324 and 103,584,699 shares issued as of 2024 and 2023, respectively; 99,053,271 and 102,854,569 shares outstanding as of 2024 and 2023, respectively)	1	1
Treasury stock (at cost; 6,188,053 and 730,130 shares as of 2024 and 2023, respectively)	(448)	(56)
Additional paid-in capital	6,218	6,143
Accumulated other comprehensive income (loss)	(2,583)	(2,400)
Retained earnings (deficit):
Unappropriated	855	505
Total Voya Financial, Inc. shareholders' equity	4,043	4,193
Noncontrolling interest	1,643	1,685
Total shareholders' equity	5,686	5,878
Total liabilities, mezzanine equity and shareholders' equity	$161,280	$157,085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net investment income	$518	$545	$1,047	$1,090
Fee income	517	474	1,030	938
Premiums	790	677	1,590	1,362
Net gains (losses)	(4)	(56)	39	(72)
Other revenue	98	86	186	164
Income (loss) related to CIEs:
Net investment income	114	145	192	224
Total revenues	2,033	1,871	4,084	3,706
Benefits and expenses:
Policyholder benefits	598	438	1,203	948
Interest credited to contract owner account balances	245	244	491	485
Operating expenses	752	770	1,551	1,606
Net amortization of Deferred policy acquisition costs and Value of business acquired	56	57	112	116
Interest expense	30	39	60	71
Operating expenses related to CIEs:
Interest expense	68	55	95	71
Other expense	8	5	9	5
Total benefits and expenses	1,757	1,608	3,521	3,302
Income (loss) before income taxes	276	263	563	404
Income tax expense (benefit)	41	28	40	40
Net income (loss)	235	235	523	364
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	30	77	67	123
Net income (loss) available to Voya Financial, Inc.	205	158	456	241
Less: Preferred stock dividends	4	4	21	18
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$201	$154	$435	$223

Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$2.00	$1.50	$4.29	$2.22
Diluted	$1.96	$1.41	$4.20	$2.03

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$235	$235	$523	$364
Other comprehensive income (loss), before tax:
Change in current discount rate	34	28	72	30
Unrealized gains (losses) on securities	(178)	(339)	(303)	304
Other comprehensive income (loss), before tax	(144)	(311)	(231)	334
Income tax expense (benefit) related to items of other comprehensive income (loss)	(30)	(65)	(48)	70
Other comprehensive income (loss), after tax	(114)	(246)	(183)	264
Comprehensive income (loss)	121	(11)	340	628
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	30	77	67	123
Comprehensive income (loss) attributable to Voya Financial, Inc.	$91	$(88)	$273	$505

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2024 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of April 1, 2024	$1	$(263)	$6,187	$(2,469)	$697	$4,153	$1,544	$5,697	$174
Comprehensive income (loss):
Net income (loss)	—	—	—	—	205	205	18	223	12
Other comprehensive income (loss), after tax	—	—	—	(114)	—	(114)	—	(114)	—
Total comprehensive income (loss)						91	18	109	12
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	(2)	(2)	—
Common stock acquired - Share repurchase	—	(176)	—	—	—	(176)	—	(176)	—
Dividends on preferred stock	—	—	—	—	(4)	(4)	—	(4)	—
Dividends on common stock	—	—	—	—	(40)	(40)	—	(40)	—
Share-based compensation	—	(9)	31	—	(1)	21	—	21	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	(2)	(2)	83	81	(3)
Balance as of June 30, 2024	$1	$(448)	$6,218	$(2,583)	$855	$4,043	$1,643	$5,686	$183

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2024 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2024	$1	$(56)	$6,143	$(2,400)	$505	$4,193	$1,685	$5,878	$175
Comprehensive income (loss):
Net income (loss)	—	—	—	—	456	456	48	504	19
Other comprehensive income (loss), after tax	—	—	—	(183)	—	(183)	—	(183)	—
Total comprehensive income (loss)						273	48	321	19
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	(2)	(2)	—
Common stock issuance	—	—	3	—	—	3	—	3	—
Common stock acquired - Share repurchase	—	(348)	—	—	—	(348)	—	(348)	—
Dividends on preferred stock	—	—	—	—	(21)	(21)	—	(21)	—
Dividends on common stock	—	—	—	—	(81)	(81)	—	(81)	—
Share-based compensation	—	(44)	72	—	(2)	26	—	26	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	(2)	(2)	(88)	(90)	(11)
Balance as of June 30, 2024	$1	$(448)	$6,218	$(2,583)	$855	$4,043	$1,643	$5,686	$183

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

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net cash provided by operating activities	$547	$871
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,498	4,351
Equity securities	36	28
Mortgage loans on real estate	371	351
Limited partnerships/corporations	128	75
Acquisition of:
Fixed maturities	(1,659)	(2,971)
Equity securities	(59)	(25)
Mortgage loans on real estate	(173)	(272)
Limited partnerships/corporations	(200)	(79)
Short-term investments, net	115	307
Derivatives, net	148	30
Sales from CIEs	999	456
Purchases within CIEs	(1,387)	(623)
Collateral received (delivered), net	82	88
Receipts on deposit asset contracts	126	141
Payments for business acquisitions, net of cash acquired	—	(534)
Other, net	(35)	(54)
Net cash provided by (used in) investing activities	990	1,269
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,434	1,247
Maturities and withdrawals from investment contracts	(2,986)	(3,046)
Proceeds from issuance of long-term debt	—	388
Repayments of long-term debt, including current maturities	—	(398)
Borrowings of CIEs	463	226
Repayments of borrowings of CIEs	(421)	(305)
Contributions from (distributions to) participants in CIEs, net	550	367
Proceeds from issuance of common stock, net	3	—
Common stock acquired - Share repurchase	(348)	(162)
Dividends paid on preferred stock	(21)	(18)
Dividends paid on common stock (including dividend equivalent payments of $3 and $2 as of 2024 and 2023, respectively)	(84)	(43)
Other, net	(65)	(54)
Net cash provided by (used in) financing activities	(1,475)	(1,798)
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	62	342
Cash and cash equivalents, including cash in CIEs, beginning of period	1,118	1,007
Cash and cash equivalents, including cash in CIEs, end of period	$1,180	$1,349
	June 30, 2024	December 31, 2023
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents	$1,066	$937
Cash and cash equivalents in CIEs	114	181
Total cash and cash equivalents, including cash in CIEs	$1,180	$1,118

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

Adoption of New Pronouncements

Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" ("ASU 2022-03"), which clarifies that contractual restrictions on equity security sales are not considered part of the security unit of account and, therefore, are not considered in measuring the fair value. In addition, the restrictions cannot be recognized and measured as separate units of account. Disclosures on such restrictions are also required.

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

The amendments are effective for annual periods beginning after December 15, 2024 and should be applied prospectively, with retrospective application permitted. Early adoption is also permitted. The Company is currently in the process of determining the disclosures that may be required by the adoption of the provisions of ASU 2023-09.

Segment Disclosures

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires all current annual disclosures about segment profit/loss and assets to be reported in interim periods, as well as enhanced disclosures about significant segment expenses.

The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, and are required to be applied retrospectively. Restated prior period disclosures should be based on the significant segment expense categories disclosed in the period of adoption. The Company is currently in the process of determining the disclosures that may be required by the adoption of the provisions of ASU 2023-07.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Climate Related Disclosures

In March 2024, the SEC adopted a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize climate-related disclosures. The rule will require companies to disclose material Scope 1 and Scope 2 greenhouse gas emissions; climate-related risks, governance, and oversight; and the financial effects of severe weather events and other natural conditions. These disclosures will be phased in beginning with the Company's annual report for the year ending December 31, 2025. While the implementation of this rule is pending the outcome of legal challenges, the Company is currently assessing the disclosures that may be required by the adoption in the event that the stay is lifted.

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2024:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$379	$1	$31	$—	$—	$349
U.S. Government agencies and authorities	54	2	2	—	—	54
State, municipalities and political subdivisions	743	—	113	—	—	630
U.S. corporate public securities	8,068	128	1,058	—	1	7,137
U.S. corporate private securities	5,061	26	391	—	—	4,696
Foreign corporate public securities and foreign governments(1)	2,777	34	289	—	2	2,520
Foreign corporate private securities(1)	2,806	19	164	—	1	2,660
Residential mortgage-backed securities	3,624	26	272	—	—	3,378
Commercial mortgage-backed securities	3,975	2	571	—	18	3,388
Other asset-backed securities	2,684	33	52	—	5	2,660
Total fixed maturities, including securities pledged	30,171	271	2,943	—	27	27,472
Less: Securities pledged	1,393	—	119	—	—	1,274
Total fixed maturities	$28,778	$271	$2,824	$—	$27	$26,198
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2024, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$661	$643
After one year through five years	3,869	3,718
After five years through ten years	3,806	3,642
After ten years	11,552	10,043
Mortgage-backed securities	7,599	6,766
Other asset-backed securities	2,684	2,660
Fixed maturities, including securities pledged	$30,171	$27,472

As of June 30, 2024 and December 31, 2023, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements and Securities Pledged

As of June 30, 2024 and December 31, 2023, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements.

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

The following table presents Securities pledged as of the dates indicated:

	June 30, 2024	December 31, 2023
Securities pledged/obligations under repurchase agreements(1)	$162	$117
Securities loaned to lending agent(2)	941	842
Securities pledged as collateral(2)(3)	171	201
Total	$1,274	$1,160
(1) Comprised of other asset-backed securities and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.
(2) Included in Securities pledged on the Condensed Consolidated Balance Sheets.
(3) See Collateral within the Derivatives Note to these Condensed Consolidated Financial Statements for more information.

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	June 30, 2024	December 31, 2023
U.S. Treasuries	$29	$14
U.S. corporate public securities	607	568
Short-term investments	11	55
Foreign corporate public securities and foreign governments	338	238
Total(1)	$985	$875
(1) As of June 30, 2024 and December 31, 2023, liabilities to return cash collateral were $723 and $660, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following tables presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the periods presented:

	Six Months Ended June 30, 2024
	U.S. corporate public securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$9	$3	$2	$3	$17
Credit losses on securities for which credit losses were not previously recorded	—	10	—	—	1	11
Reductions for securities sold during the period	—	—	(1)	—	—	(1)
Increase (decrease) on securities with allowance recorded in previous period	1	(1)	—	(1)	1	—
Balance as of June 30	$1	$18	$2	$1	$5	$27

	Year Ended December 31, 2023
	U.S. corporate public securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$9	$2	$1	$12
Credit losses on securities for which credit losses were not previously recorded	—	9	—	—	2	11
Reductions for securities sold during the period	—	—	(5)	—	—	(5)
Increase (decrease) on securities with allowance recorded in previous period	—	—	(1)	—	—	(1)
Balance as of December 31	$—	$9	$3	$2	$3	$17

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of June 30, 2024
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$146	$2	$155	$29	$301	$31
U.S. Government agencies and authorities	14	—	3	2	17	2
State, municipalities and political subdivisions	3	—	618	113	621	113
U.S. corporate public securities	382	15	4,782	1,043	5,164	1,058
U.S. corporate private securities	527	14	3,197	377	3,724	391
Foreign corporate public securities and foreign governments	233	4	1,554	285	1,787	289
Foreign corporate private securities	245	5	1,999	159	2,244	164
Residential mortgage-backed	335	4	1,329	268	1,664	272
Commercial mortgage-backed	48	1	3,158	570	3,206	571
Other asset-backed	188	2	387	50	575	52
Total	$2,121	$47	$17,182	$2,896	$19,303	$2,943

	As of December 31, 2023
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$99	$3	$109	$18	$208	$21
U.S. Government agencies and authorities	—	—	3	1	3	1
State, municipalities and political subdivisions	20	—	731	101	751	101
U.S. corporate public securities	321	17	5,101	887	5,422	904
U.S. corporate private securities	176	7	3,365	317	3,541	324
Foreign corporate public securities and foreign governments	82	2	1,749	268	1,831	270
Foreign corporate private securities	189	5	2,101	124	2,290	129
Residential mortgage-backed	114	3	1,354	254	1,468	257
Commercial mortgage-backed	84	2	3,269	642	3,353	644
Other asset-backed	136	3	1,156	68	1,292	71
Total	$1,221	$42	$18,938	$2,680	$20,159	$2,722

As of June 30, 2024, the average duration of our fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2024 and December 31, 2023, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired.

There were $5 intent impairments for the three and six months ended June 30, 2024 and $7 for the three and six months ended June 30, 2023.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three and six months ended June 30, 2024 and 2023, the Company had no material debt modifications that require such disclosure.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of June 30, 2024 and December 31, 2023, respectively.

	As of June 30, 2024
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2024	$126	$33	$—	$1	$—	$160
2023	117	222	39	—	—	378
2022	232	312	87	—	—	631
2021	241	203	139	—	—	583
2020	176	97	—	—	—	273
Prior	2,688	251	16	—	21	2,976
Total	$3,580	$1,118	$281	$1	$21	$5,001

	As of December 31, 2023
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% -70%	>70% - 80%	>80% and above	Total
2023	$150	$222	$—	$—	$—	$372
2022	252	326	73	—	—	651
2021	244	214	209	—	—	667
2020	168	112	—	10	16	306
2019	238	68	28	—	—	334
Prior	2,586	280	4	—	18	2,888
Total	$3,638	$1,222	$314	$10	$34	$5,218

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of June 30, 2024 and December 31, 2023, respectively.

	As of June 30, 2024
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2024	$54	$59	$47	$—	$160
2023	166	95	113	4	378
2022	210	61	161	199	631
2021	260	12	68	243	583
2020	207	23	20	23	273
Prior	2,237	243	332	164	2,976
Total	$3,134	$493	$741	$633	$5,001
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
*No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of June 30, 2024 and December 31, 2023, respectively.

	As of June 30, 2024
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2024	$24	$58	$21	$21	$15	$2	$8	$2	$9	$160
2023	69	84	12	101	39	40	3	27	3	378
2022	140	131	49	98	94	93	5	1	20	631
2021	96	54	119	94	97	73	9	40	1	583
2020	62	135	17	10	12	15	—	7	15	273
Prior	739	670	692	216	250	160	59	153	37	2,976
Total	$1,130	$1,132	$910	$540	$507	$383	$84	$230	$85	$5,001

	As of December 31, 2023
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2023	$69	$77	$12	$101	$39	$42	$3	$26	$3	$372
2022	140	132	47	100	113	93	5	1	20	651
2021	96	63	124	148	111	75	9	40	1	667
2020	63	155	17	10	12	26	—	7	16	306
2019	53	100	10	74	45	4	14	13	21	334
Prior	734	605	765	189	214	171	47	144	19	2,888
Total	$1,155	$1,132	$975	$622	$534	$411	$78	$231	$80	$5,218

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of June 30, 2024 and December 31, 2023, respectively.

	As of June 30, 2024
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$19	$123	$18	$—	$—	$—	$—	$160
2023	125	171	33	17	32	—	—	378
2022	79	263	235	34	10	10	—	631
2021	36	138	271	111	—	18	9	583
2020	56	48	72	97	—	—	—	273
Prior	698	799	735	468	69	159	48	2,976
Total	$1,013	$1,542	$1,364	$727	$111	$187	$57	$5,001

	As of December 31, 2023
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$125	$164	$33	$18	$32	$—	$—	$372
2022	79	263	255	34	10	10	—	651
2021	36	145	335	123	—	18	10	667
2020	57	49	72	128	—	—	—	306
2019	45	82	160	36	11	—	—	334
Prior	780	755	618	463	60	163	49	2,888
Total	$1,122	$1,458	$1,473	$802	$113	$191	$59	$5,218

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2024	December 31, 2023
Allowance for credit losses, beginning of period	$26	$18
Credit losses on mortgage loans for which credit losses were not previously recorded	—	2
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	(2)	9
Provision for expected credit losses	24	29
Write-offs	—	(3)
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, end of period	$24	$26

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	June 30, 2024	December 31, 2023
Current	$4,956	$5,202
30-59 days past due	26	—
60-89 days past due	—	—
Greater than 90 days past due	19	16
Total	$5,001	$5,218

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of June 30, 2024 and December 31, 2023, the Company had $45 and $16, respectively, of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the six months ended June 30, 2024 and the year ended December 31, 2023 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturities	$416	$440	$832	$898
Equity securities	4	7	9	14
Mortgage loans on real estate	60	62	121	123
Policy loans	4	5	10	11
Short-term investments and cash equivalents	10	9	20	18
Limited partnerships and other	42	40	90	62
Gross investment income	536	563	1,082	1,126
Less: Investment expenses	18	18	35	36
Net investment income	$518	$545	$1,047	$1,090

As of June 30, 2024 and December 31, 2023, the Company had $8 and $10, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturities, available-for-sale, including securities pledged	$(14)	$(18)	$(34)	$(17)
Fixed maturities, at fair value option	(30)	(144)	(111)	(108)
Equity securities, at fair value	1	(1)	4	(3)
Derivatives	40	119	176	65
Embedded derivatives - fixed maturities	(1)	(2)	(2)	(1)
Other derivatives	(1)	—	—	—
Standalone derivatives	—	—	1	—
Managed custody guarantees	(1)	—	—	3
Stabilizer	(1)	—	(1)	—
Mortgage loans	2	(10)	3	(10)
Other investments	1	—	3	(1)
Net gains (losses)	$(4)	$(56)	$39	$(72)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds on sales	$617	$2,331	$1,446	$3,637
Gross gains	8	23	19	43
Gross losses	9	30	36	55

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of June 30, 2024 and December 31, 2023.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2024			December 31, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Interest rate contracts	$200	$—	$1	$—	$—	$—
Foreign exchange contracts	100	1	—	98	—	4
Cash flow hedges:
Interest rate contracts	12	—	—	12	—	—
Foreign exchange contracts	688	42	3	718	33	7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	15,367	269	307	16,773	270	354
Foreign exchange contracts	174	—	—	183	4	2
Equity contracts	278	4	3	255	4	2
Credit contracts	126	—	2	137	—	2
Embedded derivatives and Managed custody guarantees ("MCGs"):
Within fixed maturity investments(2)	N/A	—	—	N/A	2	—
Within reinsurance agreements(4)	N/A	62	46	N/A	61	49
MCGs(3)	N/A	—	8	N/A	—	8
Stabilizers(3)	N/A	—	2	N/A	—	1
Total		$378	$372		$374	$429
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter (“OTC”) and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized(1)	Counterparty Netting(2)	Cash Collateral Netting(2)	Securities Collateral Netting(2)	Net Receivables/ Payables
June 30, 2024
Derivative assets	$316	$(256)	$(50)	$(4)	$6
Derivative liabilities	316	(256)	(56)	(3)	1
December 31, 2023
Derivative assets	311	(216)	(76)	(8)	11
Derivative liabilities	370	(216)	(150)	(3)	1
(1) As of June 30, 2024, gross amounts exclude asset and liability exchange traded contracts of $0 and $0, respectively. As of December 31, 2023, gross amounts exclude asset and liability exchange traded contracts of $0 and $1, respectively.
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

As of June 30, 2024, the Company held $49 and pledged $56 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2023, the Company held $84 and pledged $147 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2024, the Company delivered $171 of securities and held $5 of securities as collateral. As of December 31, 2023, the Company delivered $201 of securities and held $11 of securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	2024		2023
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended June 30,
Amount of Gain (Loss) Recognized in Other Comprehensive Income	$—	$3	$—	$(6)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3	—	2

Six Months Ended June 30,
Amount of Gain (Loss) Recognized in Other Comprehensive Income	$—	$11	$—	$(18)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	6	—	5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	2024		2023
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended June 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$518	$(4)	$545	$(56)
Fair value hedges:
Interest rate contracts:
Hedged items	—	1	—	—
Derivatives designated as hedging instruments	—	(1)	—	—
Foreign exchange contracts:
Derivatives designated as hedging instruments(1)	—	1	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	1	2	—

Six Months Ended June 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$1,047	$39	$1,090	$(72)
Fair value hedges:
Interest rate contracts:
Hedged items	—	1	—	—
Derivatives designated as hedging instruments	—	(1)	—	—
Foreign exchange contracts:
Hedged items	—	(2)	—	2
Derivatives designated as hedging instruments(1)	—	4	—	(1)
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	5	1	5	—
(1) For the three months ended June 30, 2024, an immaterial amount of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earnings. For the six months ended June 30, 2024, $1 of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earnings. For the three months ended June 30, 2023, an immaterial amount of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earnings. For the six months ended June 30, 2023, $1 of the change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earnings.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$39	$114	$165	$58
Foreign exchange contracts	Net gains (losses)	(1)	—	(3)	1
Equity contracts	Net gains (losses)	1	5	11	8
Credit contracts	Net gains (losses)	—	—	(1)	(1)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	(1)	(2)	(2)	(1)
Within reinsurance agreements(1)	Policyholder benefits	4	8	4	(18)
MCGs	Net gains (losses)	(1)	—	—	3
Stabilizers	Net gains (losses)	(1)	—	(1)	—
Total		$40	$125	$173	$50
(1) For the three months ended June 30, 2024, the amount excluded immaterial gains (losses) from standalone derivatives recognized in Net gains (losses). For the six months ended June 30, 2024, the amount excluded gains (losses) of $1 from standalone derivatives recognized in Net gains (losses). For the three and six months ended June 30, 2023, the amount excluded immaterial gains (losses) from standalone derivatives recognized in Net gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$275	$74		$—	$349
U.S. Government agencies and authorities	—	54		—	54
State, municipalities and political subdivisions	—	630		—	630
U.S. corporate public securities	—	7,125		12	7,137
U.S. corporate private securities	—	3,232		1,464	4,696
Foreign corporate public securities and foreign governments(1)	—	2,503		17	2,520
Foreign corporate private securities(1)	—	2,216		444	2,660
Residential mortgage-backed securities	—	3,329		49	3,378
Commercial mortgage-backed securities	—	3,388		—	3,388
Other asset-backed securities	—	2,636		24	2,660
Total fixed maturities, including securities pledged	275	25,187		2,010	27,472
Equity securities	142	—		98	240
Derivatives:
Interest rate contracts	—	269		—	269
Foreign exchange contracts	—	43		—	43
Equity contracts	—	4		—	4
Embedded derivative on reinsurance	—	62		—	62
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,180	14		—	2,194
Assets held in separate accounts	93,081	5,703		363	99,147
Total assets	$95,678	$31,282		$2,471	$129,431
Liabilities:
Contingent consideration	$—	$—		$49	$49
Stabilizer and MCGs	—	—		10	10
Derivatives:
Interest rate contracts	3	305		—	308
Foreign exchange contracts	—	3		—	3
Equity contracts	—	3		—	3
Credit contracts	—	2		—	2
Embedded derivative on reinsurance	—	(11)	(2)	57	46
Total liabilities	$3	$302		$116	$421
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$346	$57		$—	$403
U.S. Government agencies and authorities	—	55		1	56
State, municipalities and political subdivisions	—	771		—	771
U.S. corporate public securities	—	7,648		18	7,666
U.S. corporate private securities	—	3,234		1,526	4,760
Foreign corporate public securities and foreign governments(1)	—	2,702		—	2,702
Foreign corporate private securities(1)	—	2,376		436	2,812
Residential mortgage-backed securities	—	3,419		57	3,476
Commercial mortgage-backed securities	—	3,495		—	3,495
Other asset-backed securities	—	2,418		52	2,470
Total fixed maturities, including securities pledged	346	26,175		2,090	28,611
Equity securities	140	—		96	236
Derivatives:
Interest rate contracts	7	263		—	270
Foreign exchange contracts	—	37		—	37
Equity contracts	—	4		—	4
Embedded derivative on reinsurance	—	61		—	61
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,148	17		—	2,165
Assets held in separate accounts	87,180	5,605		348	93,133
Total assets	$89,821	$32,162		$2,534	$124,517
Liabilities:
Contingent consideration	$—	$—		$51	$51
Stabilizer and MCGs	—	—		9	9
Derivatives:
Interest rate contracts	—	354		—	354
Foreign exchange contracts	—	13		—	13
Equity contracts	—	2		—	2
Credit contracts	—	2		—	2
Embedded derivative on reinsurance	—	(9)	(2)	58	49
Total liabilities	$—	$362		$118	$480
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2024
	Fair Value as of April 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—	$—	$—	$—	$—	$—	$—	$(1)	$—	$—	$—
U.S. corporate public securities	18	—	1	—	—	—	(7)	—	—	12	—	—
U.S. corporate private securities	1,455	—	(7)	74	—	(18)	(37)	—	(3)	1,464	—	(6)
Foreign corporate public securities and foreign governments(1)	—	—	—	17	—	—	—	—	—	17	—	—
Foreign corporate private securities(1)	448	—	(7)	20	—	(9)	(8)	—	—	444	—	(7)
Residential mortgage-backed securities	52	(3)	—	—	—	—	—	—	—	49	(3)	—
Other asset-backed securities	55	—	—	—	—	(11)	(2)	—	(18)	24	—	—
Total fixed maturities, including securities pledged	2,029	(3)	(13)	111	—	(38)	(54)	—	(22)	2,010	(3)	(13)
Equity securities, at fair value	99	(1)	—	—	—	—	—	—	—	98	(1)	—
Contingent consideration	(48)	(1)	—	—	—	—	—	—	—	(49)	—	—
Stabilizer and MCGs(2)	(8)	(2)	—	—	—	—	—	—	—	(10)	—	—
Embedded derivatives on reinsurance	(57)	—	—	—	—	—	—	—	—	(57)	—	—
Assets held in separate accounts(4)	360	1	—	19	—	(12)	—	—	(5)	363	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2024
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—	$—	$—	$—	$—	$—	$—	$(1)	$—	$—	$—
U.S. corporate public securities	18	—	1	—	—	—	(7)	—	—	12	—	—
U.S. corporate private securities	1,526	—	(22)	136	—	(23)	(115)	—	(38)	1,464	—	(26)
Foreign corporate public securities and foreign governments(1)	—	—	—	17	—	—	—	—	—	17	—	—
Foreign corporate private securities(1)	436	—	(11)	21	—	(9)	(44)	51	—	444	—	(11)
Residential mortgage-backed securities	57	(4)	—	—	—	—	—	—	(4)	49	(4)	—
Other asset-backed securities	52	—	—	—	—	(12)	(3)	—	(13)	24	—	—
Total fixed maturities, including securities pledged	2,090	(4)	(32)	174	—	(44)	(169)	51	(56)	2,010	(4)	(37)
Equity securities, at fair value	96	2	—	—	—	—	—	—	—	98	2	—
Contingent consideration	(51)	—	—	—	—	—	2	—	—	(49)	—	—
Stabilizer and MCGs(2)	(9)	—	—	—	(1)	—	—	—	—	(10)	—	—
Embedded derivatives on reinsurance	(58)	1	—	—	—	—	—	—	—	(57)	—	—
Assets held in separate accounts(4)	348	1	—	35	—	(15)	—	5	(11)	363	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2024 and 2023, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.
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

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$27,472	$27,472	$28,611	$28,611
Equity securities	240	240	236	236
Mortgage loans on real estate	5,001	4,705	5,218	4,941
Policy loans	345	345	352	352
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,194	2,194	2,165	2,165
Derivatives	316	316	311	311
Embedded derivatives on reinsurance	62	62	61	61
Other investments	64	64	64	64
Assets held in separate accounts	99,147	99,147	93,133	93,133
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$31,715	$33,354	$32,848	$34,856
Funding agreements with fixed maturities	1,200	1,208	1,175	1,178
Supplementary contracts, immediate annuities and other	594	531	628	571
Stabilizer and MCGs	10	10	9	9
Derivatives	316	316	371	371
Embedded derivative on reinsurance	46	46	49	49
Short-term debt	395	390	389	1
Long-term debt	1,707	1,613	2,097	1,998
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

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") for the periods indicated:

	DAC			VOBA (1)
	Wealth Solutions Deferred and Individual Annuities	Health Solutions Voluntary (2)	Businesses exited
Balance as of January 1, 2023	$691	$171	$1,043	$439
Deferrals of commissions and expenses	59	54	—	4
Amortization expense	(55)	(32)	(105)	(37)
Balance as of December 31, 2023	$695	$193	$938	$406
Deferrals of commissions and expenses	30	27	—	1
Amortization expense	(27)	(17)	(51)	(17)
Balance as of June 30, 2024	$698	$203	$887	$390
(1)There was no loss recognition related to VOBA during the periods presented.
(2) During the second quarter of 2024, the Company reclassified certain insurance products within the Health Solutions segment from Group to Voluntary. As a result, the rollforward above and the reconciliation table below have been updated to reflect this change.

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	June 30, 2024	December 31, 2023
DAC:
Wealth Solutions Deferred and Individual Annuities	$698	$695
Health Solutions Voluntary	203	193
Businesses exited	887	938
Other	18	18
VOBA	390	406
Total	$2,196	$2,250

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Future Policy Benefits and Contract Owner Account Balances

Health Solutions Group products include long-duration term life insurance, as well as long-term disability products that are mostly employer paid. Health Solutions Voluntary products include long-duration whole life insurance, critical illness, and accident and hospital indemnity insurance that are mostly employee paid. The following tables present the balances and changes in the liability for future policy benefits for Health Solutions Group, Health Solutions Voluntary and Businesses Exited as of June 30, 2024 and December 31, 2023.

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	2024	2023	2024	2023	2024	2023
Present Value of Expected Net Premiums:
Balance at January 1	$68	$77	$101	$97	$3,145	$4,244
Beginning balance at original discount rate	71	84	102	100	2,992	4,128
Reclassifications (2)	(65)	—	65	—	—	—
Effect of change in cash flow assumptions	—	(6)	—	6	—	(921)
Effect of actual variances from expected experience	—	11	28	8	(122)	(91)
Adjusted balance at January 1	6	89	195	114	2,870	3,116
Interest accrual	—	2	4	4	81	196
Net premiums collected(1)	(1)	(20)	(17)	(16)	(158)	(320)
Ending balance at original discount rate	5	71	182	102	2,793	2,992
Effects of changes in discount rate assumptions	—	(3)	(9)	(1)	34	153
Balance at end of period	$5	$68	$173	$101	$2,827	$3,145

Present Value of Expected Future Policy Benefits:
Balance at January 1	$899	$881	$307	$285	$7,538	$8,639
Beginning balance at original discount rate	918	913	307	294	7,404	8,644
Reclassifications (2)	(150)	—	150	—	—	—
Effect of change in cash flow assumptions	18	(8)	9	13	32	(805)
Effect of actual variances from expected experience	(12)	(16)	26	9	(154)	(123)
Adjusted balance at January 1	774	889	492	316	7,282	7,716
Issuances	60	136	—	—	10	17
Interest accrual	11	24	9	14	187	412
Benefit payments	(61)	(131)	(22)	(23)	(347)	(741)
Ending balance at original discount rate	784	918	479	307	7,132	7,404
Effects of changes in discount rate assumptions	(27)	(19)	(24)	—	(123)	134
Balance at end of period	$757	$899	$455	$307	$7,009	$7,538

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net liability for future policy benefits	$752	$831	$282	$206	$4,182	$4,392
Less: Reinsurance recoverable	318	315	8	—	4,105	4,342
Net liability for future policy benefits, after reinsurance recoverable	$434	$516	$274	$206	$77	$50
(1) Net Premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(2) During the second quarter 2024, the Company reclassified certain insurance products within the Health Solutions from Group to Voluntary. The table was not updated to reflect the reclassification impact on the comparative information and the impacts were primarily related to Net premiums collected and Benefit payments of $(17) and $(17), respectively.

The reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2024	December 31, 2023
Health Solutions Group	$752	$831
Health Solutions Voluntary	282	206
Businesses Exited - Future policy benefits	4,182	4,392
Businesses Exited - Additional liability	1,958	2,001
Business Exited - Other	1,269	1,335
Other (1)	912	795
Total	$9,355	$9,560
(1) Primarily consists of short duration contracts.

The amount of undiscounted expected gross premiums and future benefit payments is presented in the table below:

	June 30, 2024		December 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Health Solutions Group
Expected future benefit payments	$975	$784	$1,144	$918
Expected future gross premiums	10	8	271	214
Health Solutions Voluntary
Expected future benefit payments	881	479	668	307
Expected future gross premiums	644	435	341	213

The following table presents a rollforward of the additional reserve liability for Businesses exited for the periods indicated:

	Businesses exited
	June 30, 2024	December 31, 2023
Balance at beginning of period	$2,001	$2,107
Effect of change in cash flow assumptions	—	(44)
Effect of actual variances from expected experience	27	(100)
Adjusted balance at January 1	2,028	1,963
Interest accrual	42	84
Excess Benefits	(205)	(417)
Assessments	93	371
Balance at end of period	1,958	2,001
Less: Reinsurance recoverable	1,908	1,950
Net additional liability, after reinsurance recoverable	$50	$51

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the weighted average duration of the liability for future policy benefits and the weighted average interest rates for the periods indicated:

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Weighted average duration (in years)(1)	7	7	15	14	8	8
Interest accretion rate	4.0%	4.0%	5.1%	5.2%	4.9%	4.9%
Current discount rate	5.5%	4.9%	5.6%	5.1%	5.6%	5.1%
(1) Weighted average duration (in years) for Businesses Exited includes additional liability.

The weighted average interest rates for the additional liability related to businesses exited were 4.3% and 4.2% for the periods ended June 30, 2024 and December 31, 2023, respectively.

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity		Businesses Exited
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Balance at January 1	$31,139	$33,622	$4,635	$5,146
Deposits	1,198	2,309	142	288
Fee income	(23)	(9)	(181)	(373)
Surrenders, withdrawals and benefits	(2,606)	(5,663)	(286)	(577)
Net transfers (from) to the general account(1)	39	(5)	—	10
Interest credited	424	885	87	141
Ending Balance	$30,171	$31,139	$4,397	$4,635

Weighted-average crediting rate	2.8%	2.8%	3.5%	2.5%
Net amount at risk (2)	$98	$123	$698	$734
Cash surrender value	$29,715	$30,676	$1,343	$1,491
(1)    Net transfers (from) to the general account for Wealth Solutions includes transfers of $(712) and $(523) for 2024 and 2023, respectively, related to Voya-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.
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

The following table shows a reconciliation of the Contract owner account balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	June 30, 2024	December 31, 2023
Wealth Solutions Deferred group and individual annuity	$30,171	$31,139
Businesses exited	4,397	4,635
Non-puttable funding agreements	1,200	1,175
Business exited - Other	1,195	1,275
Other(1)	913	950
Total	$37,876	$39,174
(1)    Primarily consists of universal life contracts.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of June 30, 2024
Up to 1.00%	$97	$4,660	$3,663	$1,998	$1,110	$826	$12,354
1.01% - 2.00%	473	122	50	7	2	6	660
2.01% - 3.00%	10,572	97	63	106	—	4	10,842
3.01% - 4.00%	8,628	152	—	10	—	—	8,790
4.01% and Above	1,515	81	—	—	—	—	1,596
Renewable beyond 12 months (2)	387	—	—	—	2	—	389
Total discretionary rate setting products	$21,672	$5,112	$3,776	$2,121	$1,114	$836	$34,631

As of December 31, 2023
Up to 1.00%	$120	$5,070	$3,460	$2,215	$863	$800	$12,528
1.01% - 2.00%	527	131	50	8	3	6	725
2.01% - 3.00%	11,225	93	63	108	—	3	11,492
3.01% - 4.00%	8,873	152	—	6	—	—	9,031
4.01% and Above	1,566	83	—	—	—	—	1,649
Renewable beyond 12 months (2)	428	—	—	—	3	—	431
Total discretionary rate setting products	$22,739	$5,529	$3,573	$2,337	$869	$809	$35,856
(1)    Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after June 30, 2024 and December 31, 2023 on which we are required to credit interest above the contractual GMIR for the next twelve months.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	Direct	Assumed	Ceded	Total, Net of Reinsurance
June 30, 2024
Assets
Premiums receivable	$217	$12	$(226)	$3
Reinsurance recoverable, net of allowance for credit losses	—	—	11,571	11,571
Total	$217	$12	$11,345	$11,574

Liabilities
Future policy benefits and contract owner account balances	$46,310	$921	$—	$47,231
Liability for funds withheld under reinsurance agreements	104	—	—	104
Total	$46,414	$921	$—	$47,335

December 31, 2023
Assets
Premiums receivable	$193	$9	$(219)	$(17)
Reinsurance recoverable, net of allowance for credit losses	—	—	11,999	11,999
Total	$193	$9	$11,780	$11,982

Liabilities
Future policy benefits and contract owner account balances	$47,781	$953	$—	$48,734
Liability for funds withheld under reinsurance agreements	103	—	—	103
Total	$47,884	$953	$—	$48,837

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Premiums:
Direct premiums	$1,025	$902	$2,054	$1,810
Reinsurance assumed	4	5	11	15
Reinsurance ceded	(239)	(230)	(475)	(463)
Net premiums	$790	$677	$1,590	$1,362

Fee income:
Gross fee income	$612	$571	$1,220	$1,133
Reinsurance assumed	4	5	8	9
Reinsurance ceded	(99)	(102)	(198)	(204)
Net fee income	$517	$474	$1,030	$938

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,157	$1,014	$2,338	$2,122
Reinsurance assumed	17	11	36	30
Reinsurance ceded	(331)	(343)	(680)	(719)
Net interest credited and other benefits to contract owners / policyholders	$843	$682	$1,694	$1,433

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of June 30, 2024 and December 31, 2023, the Company had a deposit asset net of the allowance for credit losses of $1.1 billion and $1.2 billion, respectively, which is reported in Other assets on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.     Separate Accounts

The following tables present a rollforward of separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	June 30, 2024			December 31, 2023
	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total
Balance at January 1	$7,175	$82,310	$89,485	$7,196	$69,152	$76,348
Premiums and deposits	468	5,000	5,468	940	10,052	10,992
Fee income	(16)	(234)	(250)	(34)	(426)	(460)
Surrenders, withdrawals and benefits	(699)	(5,922)	(6,621)	(1,342)	(9,631)	(10,973)
Net transfers (from) to the separate account	—	(751)	(751)	—	(518)	(518)
Investment performance	49	7,781	7,830	415	13,681	14,096
Balance at end of period	$6,977	$88,184	$95,161	$7,175	$82,310	$89,485

Reconciliation to Condensed Consolidated Balance Sheets:
Other			3,986			3,648
Total Separate Account liabilities			$99,147			$93,133

Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. The fair value is estimated using the income approach.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $88,159 and $82,286, as of June 30, 2024 and December 31, 2023, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts was as follows for the periods indicated:

	June 30, 2024	December 31, 2023
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$831	$1,015
Corporate and foreign debt securities	2,728	2,528
Mortgage-backed securities	3,073	3,231
Equity securities (including mutual funds)	92,004	85,916
Cash, cash equivalents and short-term investments	356	399
Receivable for securities and accruals	155	44
Total	$99,147	$93,133

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

The following corporate and business activities are included in Corporate Adjusted operating earnings before income taxes:
•corporate operations, corporate level assets and financial obligations, financing and interest expenses, dividend payments made to preferred shareholders, and other items not allocated or directly related to the Company's segments, including items such as certain expenses and liabilities of employee benefit plans, certain adjustments to short-term and long-term incentive accruals, certain insurance costs and intercompany eliminations; and
•investment income on assets backing surplus in excess of amounts held at the segment level.

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
•Other adjustments may include the following items:
◦Income (loss) related to early extinguishment of debt since the outcome of decisions to restructure debt are not indicative of normal operations;

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

◦Impairment of goodwill and intangible assets as these represent losses related to infrequent events and do not reflect normal, cash-settled expenses;
◦Amortization of acquisition-related intangible assets as well as contingent consideration fair value adjustments incurred in connection with certain acquisitions which are not indicative of current Operating expense fundamentals;
◦Expected return on plan assets net of interest costs associated with the Company's qualified defined benefit pension plan and immediate recognition of net actuarial gains (losses) related to all of the Company's pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments. These amounts do not reflect cash-settled expenses, and are not indicative of current Operating expense fundamentals; and
◦Other items not indicative of normal operations or performance of the Company's segments or related to events such as capital or organizational restructurings, including certain costs related to debt and equity offerings, acquisition / merger integration expenses, severance and other third-party expenses associated with such activities, and expenses attributable to vacant real estate. These items vary widely in timing, scope and frequency between periods as well as between companies to which the Company is compared. Accordingly, the Company adjusts for these items as management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of the Company's segments.

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$214	$174	$400	$306
Health Solutions	60	124	119	218
Investment Management	64	63	117	105
Corporate	(54)	(54)	(118)	(123)
Total including Allianz noncontrolling interest	284	307	518	507
Less: Earning (loss) attributable to Allianz noncontrolling interest	13	13	24	21
Total	$271	$294	$494	$486

Adjustments:
Net investment gains (losses)	20	(38)	84	(47)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(37)	(21)	(69)	(54)
Income (loss) attributable to noncontrolling interests	30	77	67	123
Dividend payments made to preferred shareholders	4	4	21	18
Other adjustments	(12)	(52)	(35)	(122)
Total adjustments to income (loss) before income taxes	5	(31)	68	(82)

Income (loss) before income taxes	$276	$263	$563	$404

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

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted operating revenues by segment:
Wealth Solutions	$730	$705	$1,450	$1,389
Health Solutions	892	775	1,798	1,549
Investment Management	234	226	468	455
Corporate	4	15	9	26
Total	$1,860	$1,721	$3,724	$3,419

Adjustments:
Net investment gains (losses)	16	(46)	62	(60)
Revenues related to businesses exited or to be exited through reinsurance or divestment	13	2	37	32
Revenues attributable to noncontrolling interests	102	128	167	188
Other adjustments	42	67	93	127
Total adjustments to revenues	173	151	360	288

Total revenues	$2,033	$1,871	$4,084	$3,706

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Management intersegment revenues	$19	$22	$39	$44

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	June 30, 2024	December 31, 2023
Wealth Solutions	$126,897	$122,318
Health Solutions	3,430	3,336
Investment Management	1,753	1,600
Corporate	25,083	25,527
Total assets, before consolidation(1)	157,163	152,781
Consolidation of investment entities	4,117	4,304
Total assets	$161,280	$157,085
(1) Total assets, before consolidation include the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Share-based Incentive Compensation Plans

The Company previously offered equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plans"). On May 23, 2024, the Company's shareholders approved the Voya Financial, Inc. 2024 Omnibus Incentive Plan (the "2024 Omnibus Plan"), which is a successor to the Omnibus Plans, and no further grants shall be made pursuant to the Omnibus Plans. The 2024 Omnibus Plan provides for 8,000,000 shares of common stock to be initially available for issuance as equity-based compensation awards, less one share for every one share granted under the Omnibus Plans after December 31, 2023 and prior to the effective date of the 2024 Omnibus Plan. As of June 30, 2024, common stock reserved and available for issuance under the 2024 Omnibus Plan was 6,911,880 shares.

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted Stock Unit (RSU) awards	$13	$16	$36	$53
Performance Stock Unit (PSU) awards	10	10	26	36
Total share-based compensation expense	23	26	62	89
Income tax benefit	6	7	16	22
After-tax share-based compensation expense	$17	$19	$46	$67

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans for the periods indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	2.0		$67.06	2.2		$61.17
Adjustment for PSU performance factor	—		—	(0.1)		46.94
Granted	0.8		67.64	0.7		59.21
Vested	(0.8)		64.87	(0.6)		53.55
Forfeited	—	*	69.40	—	*	70.34
Outstanding as of June 30, 2024	2.0		$68.02	2.2		$63.44
*Less than 0.1

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2024	1.2	$44.79
Granted	—	—
Exercised	(0.2)	43.18
Forfeited	—	50.03
Outstanding as of June 30, 2024	1.0	$45.11
Vested, exercisable, as of June 30, 2024	1.0	$45.11

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

11.    Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued		Held in Treasury	Outstanding
Balance, January 1, 2023	97.8		0.6	97.2
Common shares issued	9.7		—	9.7
Common shares acquired - share repurchase	—		5.4	(5.4)
Share-based compensation	2.1		0.7	1.4
Treasury stock retirement	(6.0)		(6.0)	—
Balance, December 31, 2023	103.6		0.7	102.9
Common shares issued	—	*	—	—
Common shares acquired - share repurchase	—		4.9	(4.9)
Share-based compensation	1.6		0.6	1.0
Balance, June 30, 2024	105.2		6.2	99.0
*Less than 0.1

Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividends declared per share of common stock	$0.40	$0.20	$0.80	$0.40

Share Repurchase Program

From time to time, the Company's Board of Directors authorizes the Company to repurchase shares of its common stock. These authorizations permit stock repurchases up to a prescribed dollar amount and generally may be accomplished through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase, or automatic repurchase transactions, including through 10b5-1 plans, or tender offers. Share repurchase authorizations typically expire if unused by a prescribed date.

As of June 30, 2024, the Company's remaining repurchase capacity under the Board's prior authorization was $551. This share repurchase authorization expires on June 30, 2025 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board of Directors at any time.

During the six months ended June 30, 2024, the Company repurchased 4.9 million shares of common stock for $346.

Subsequent to June 30, 2024, the Company repurchased 871,636 shares pursuant to a 10b5-1 plan for $63.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Preferred Stock

As of June 30, 2024 and December 31, 2023, there were 100,000,000 shares of preferred stock authorized. Shares of preferred stock issued and outstanding are as follows:

	June 30, 2024		December 31, 2023
Series	Issued	Outstanding	Issued	Outstanding
7.758% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

Dividends declared on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended June 30,	Per Share	Aggregate	Per Share	Aggregate
2024	$—	$—	$13.375	$4
2023	—	—	13.375	4
Six Months Ended June 30,
2024	38.790	13	26.750	8
2023	30.625	10	26.750	8
As of June 30, 2024, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.    Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2024	2023	2024	2023
Earnings
Net income (loss) available to common shareholders:
Net income (loss)	$235	$235	$523	$364
Less: Preferred stock dividends	4	4	21	18
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	30	77	67	123
Net income (loss) available to common shareholders	$201	$154	$435	$223
Weighted average common shares outstanding
Basic	100.4	103.0	101.2	100.4
Dilutive Effects:
Warrants(1)	—	4.0	—	6.5
RSUs	1.0	1.1	1.1	1.1
PSUs	0.5	1.2	0.7	1.2
Stock Options	0.4	0.5	0.4	0.5
Diluted	102.3	109.8	103.4	109.7
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share (2):
Basic	$2.00	$1.50	$4.29	$2.22
Diluted	$1.96	$1.41	$4.20	$2.03
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

13.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated other comprehensive income ("AOCI") as of the dates indicated:

	June 30,
	2024	2023
Fixed maturities, net of impairment	$(2,676)	$(2,963)
Derivatives(1)	66	98
Change in current discount rate	(818)	(827)
Deferred income tax asset (liability)(2)	843	898
Total	(2,585)	(2,794)
Pension and other postretirement benefits liability, net of tax	2	3
AOCI	$(2,583)	$(2,791)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of June 30, 2024, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $14.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

	Three Months Ended June 30, 2024
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(185)		$38	$(147)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	8		(2)	6
Change in unrealized gains/losses on available-for-sale securities	(177)		36	(141)

Derivatives:
Derivatives	3	(1)	—	3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains/losses on derivatives	(1)		1	—

Change in current discount rate	34		(7)	27
Change in Accumulated other comprehensive income (loss)	$(144)		$30	$(114)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Six Months Ended June 30, 2024
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(330)		$68	$(262)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	24		(5)	19
Change in unrealized gains (losses) on available-for-sale securities	(306)		63	(243)
Derivatives:
Derivatives	11	(1)	(2)	9
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(8)		2	(6)
Change in unrealized gains (losses) on derivatives	3		—	3

Change in current discount rate	72		(15)	57
Change in Accumulated other comprehensive income (loss)	$(231)		$48	$(183)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2023
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(343)		$72	$(271)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	15		(3)	12
Change in unrealized gains (losses) on available-for-sale securities	(328)		69	(259)
Derivatives:
Derivatives	(6)	(1)	1	(5)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	(11)		2	(9)

Change in current discount rate	28		(6)	22
Change in Accumulated other comprehensive income (loss)	$(311)		$65	$(246)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Six Months Ended June 30, 2023
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$318		$(67)	$251
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	14		(3)	11
Change in unrealized gains (losses) on available-for-sale securities	332		(70)	262
Derivatives:
Derivatives	(18)	(1)	4	(14)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(10)		2	(8)
Change in unrealized gains (losses) on derivatives	(28)		6	(22)

Change in current discount rate	30		(6)	24
Change in Accumulated other comprehensive income (loss)	$334		$(70)	$264
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

14.    Revenue from Contracts with Customers

Financial services and software subscriptions and services revenue is disaggregated by type of service in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Wealth Solutions:
Advisory and recordkeeping and administration	$157	$124	$300	$244
Distribution and shareholder servicing	32	30	66	59
Investment Management:
Advisory, asset management and recordkeeping and administration	242	232	484	462
Distribution and shareholder servicing	40	32	79	64
Health Solutions:
Recordkeeping and administration	7	4	12	11
Software subscriptions and services	50	54	104	114
Corporate:
Recordkeeping and administration	—	5	2	17
Total financial services and software subscriptions and services revenue	528	481	1,047	971
Revenue from other sources(1)	87	79	169	131
Total Fee income and Other revenue	$615	$560	$1,216	$1,102
(1) Primarily consists of revenue from insurance contracts and financial instruments.

Net receivables of $297 and $339 are included in Other assets on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.

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

The Company's effective tax rate for the three months ended June 30, 2024 was 15.0%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD"), noncontrolling interest and tax credits.

The Company's effective tax rate for the six months ended June 30, 2024 was 7.1%. The effective tax rate differed from the statutory rate of 21% primarily due to the Security Life of Denver Company capital loss carryback as discussed below, the effect of the DRD, noncontrolling interest and tax credits.

On January 4, 2021, the Company completed a series of transactions pursuant to a Master Transaction Agreement with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of these transactions, Resolution Life US acquired the Company's wholly owned subsidiary, Security Life of Denver Company ("SLD"). SLD generated capital losses in the 2023 and 2022 tax years, which are included in a carryback claim for the Company. The Company recorded a $38 and $92 tax benefit in 2024 and 2023, respectively, resulting in a decrease to the effective tax rate.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company's effective tax rates for the three and six months ended June 30, 2023 were 10.6% and 9.9%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to noncontrolling interest, the effect of the DRD and tax credits.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of June 30, 2024, the Company had year-to-date losses on securities of $303 in Other comprehensive income, which increased the related DTA. However, operating income remained positive for the period and was largely consistent with the 2023 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8. of the Annual Report on Form 10-K.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

16.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt issued or borrowed and outstanding as of the periods indicated:

	Issuer	Maturity	June 30, 2024	December 31, 2023
3.976% Senior Notes, due 2025 (2)(3)	Voya Financial, Inc.	02/15/2025	$395	$390
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	446	446
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	395	396
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	Voya Financial, Inc.	01/23/2048	336	336
7.625% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings, Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings, Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	2	2
Subtotal			2,102	2,098
Less: Current portion of long-term debt			395	1
Total			$1,707	$2,097
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.

As of June 30, 2024, the Company was in compliance with its debt covenants.

Aetna Notes

As of June 30, 2024, outstanding principal amount of the 7.625% Voya Holdings Inc. debentures, due 2026 and 6.97% Voya Holdings Inc. debentures, due 2036 (collectively, the "Aetna Notes") was $218, which is guaranteed by ING Group. As of June 30, 2024, the Company provided $228 of collateral benefiting ING Group, comprised of a deposit of $216 to a control account with a third-party collateral agent and $12 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the six months ended June 30, 2024 and 2023 were immaterial.

The following table summarizes the Company's credit facilities as of June 30, 2024:

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

As of June 30, 2024, the Company may issue up to $100 principal amount of its 3.976% Senior Notes to the trust under the put option agreement.

Senior Unsecured Credit Facility Agreement

As of June 30, 2024, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires May 1, 2028. The facility provides $500 of committed capacity for revolving loan borrowings and letters of credit issuances, including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25. As of June 30, 2024, there were no amounts outstanding as revolving credit borrowings, no amounts of LOCs outstanding, and no amounts of swingline loans outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $4.998 billion, which may increase upon any future equity issuances by the Company.

17.    Commitments and Contingencies

Leases

During the three and six months ended June 30, 2024, there was no impairment on the Company's right-of-use asset associated with leased office space. During the three and six months ended June 30, 2023, the Company recorded an impairment of $12 and $14, respectively, on its right-of-use asset associated with leased office space. The impairments are included in Operating expenses in the Condensed Consolidated Statements of Operations.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2024, the Company had off-balance sheet commitments to acquire mortgage loans of $71 and purchase limited partnerships and private placement investments of $1,230, of which $421 related to consolidated investment entities.

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

	June 30, 2024	December 31, 2023
Fixed maturity collateral pledged to FHLB(1)	$1,809	$1,956
FHLB restricted stock(2)	63	64
Fixed maturities-state and other deposits	39	37
Cash and cash equivalents	24	25
Securities pledged(3)	1,274	1,160
Total restricted assets	$3,209	$3,242
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $941 and $842 as of June 30, 2024 and December 31, 2023, respectively. In addition, as of June 30, 2024 and December 31, 2023, the Company delivered securities as collateral of $171 and $201, respectively, and repurchase agreements of $162 and $117, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2024 and December 31, 2023, the Company had $1,200 and $1,175, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, assets with a market value of approximately $1,809 and $1,956, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100.

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

As of June 30, 2024, approximately $93 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $371 and $316 as of June 30, 2024 and December 31, 2023, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if the Company remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 6 and 5 CLOs as of June 30, 2024 and December 31, 2023, respectively.

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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 13 and 11 partnerships as of June 30, 2024 and December 31, 2023, respectively.

The noncontrolling interest related to partnerships decreased from $1,685 at December 31, 2023 to $1,643 at June 30, 2024. Changes in market value, consolidations, deconsolidations, contributions, and distributions related to these investments in the funds directly impact the noncontrolling interest component of Shareholders' equity on the Company's Condensed Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by an increase in net distributions, partially offset

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

by favorable market appreciation in limited partnership investments. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2024 and 2032, paying interest at SOFR, EURIBOR or PRIME plus a spread of up to 9.2%. As of June 30, 2024 and December 31, 2023, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $21 and $46, respectively. Less than 1.0% of the collateral loans were in default as of June 30, 2024 and December 31, 2023.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on SOFR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 8.8% for the more subordinated tranches. CLO notes mature in 2034 and 2036, and have a weighted average maturity of 11 years as of June 30, 2024. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of June 30, 2024, certain private equity funds maintained revolving lines of credit of $1,313. As of December 31, 2023, certain private equity funds maintained term loans and revolving lines of credit of $1,330. The term loans were fully paid off during the six months ended June 30, 2024, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at EURIBOR or SOFR plus 140 - 240 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of June 30, 2024 and December 31, 2023, outstanding borrowings amount to $1,163 and $1,198, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - Other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of June 30, 2024:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$111	$—	$—	$—	$111
Corporate loans	—	1,216	—	—	1,216
Limited partnerships/corporations	—	—	—	2,991	2,991
VOE
Cash and cash equivalents	3	—	—	—	3
Other investments(1)	—	—	—	49	49
Total assets	$114	$1,216	$—	$3,040	$4,370
Liabilities
VIEs
CLO notes	$—	$1,121	$—	$—	$1,121
Total liabilities	$—	$1,121	$—	$—	$1,121
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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and six months ended June 30, 2024 and 2023, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

The Company had two deconsolidations during the three and six months ended June 30, 2024. The Company had one deconsolidation during the three and six months ended June 30, 2023. Because the Company was no longer deemed to be the primary beneficiary of the VIEs, it no longer had a controlling financial interest in the entities. For deconsolidated investment entities, the Company continues to serve as the general partner and/or investment manager until such entities are fully liquidated.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of June 30, 2024 and December 31, 2023, the Company held $437 and $383 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

LPs

As of June 30, 2024 and December 31, 2023, the Company held $1,723 and $1,621 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

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

19.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's operating segments were as follows:

	Wealth Solutions	Health Solutions	Investment Management	Corporate(1)	Consolidated
Balance as of January 1, 2023	$17	$24	$286	$—	$327
Additions from business combinations	—	319	—	102	421
Balance as of December 31, 2023	$17	$343	$286	$102	$748
Additions from business combinations(2)	—	—	—	—	—
Balance as of June 30, 2024	$17	$343	$286	$102	$748
(1) Corporate includes goodwill that was acquired by the parent company and not pushed to a subsidiary within the Company’s reportable segments. The carrying value of goodwill within Corporate is allocated to Wealth Solutions, Health Solutions, and Investment Management reporting units as $72, $20 and $10, respectively.
(2) See the Business, Basis of Presentation and Significant Accounting Policies Note for information on recent business combinations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	June 30, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Management contract rights	N/A	$350	$—	$350	$350	$—	$350
Total indefinite-life intangibles		$350	$—	$350	$350	$—	$350
Finite-life intangibles:
Management contract rights	15 years	$153	$17	$136	$153	$11	$142
Customer relationship lists	17 years	325	137	188	325	128	197
Trademarks	8 years	15	3	12	15	2	13
Computer software	5 years	389	219	170	501	346	155
Total intangible assets		$1,232	$376	$856	$1,344	$487	$857

Amortization expense related to intangible assets was $46 and $42 for the six months ended June 30, 2024 and 2023, respectively. Fully amortized computer software of $156 was written off during the six months ended June 30, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of this discussion, the terms "Voya," "the Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three and six months ended June 30, 2024 and 2023 and financial condition as of June 30, 2024 and December 31, 2023. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section contained in our Annual Report on Form 10-K.

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

Assets Under Management ("AUM") and Assets Under Advisement ("AUA")

The following table presents AUM and AUA as of the dates indicated:

	As of June 30,
($ in millions)	2024	2023
AUM and AUA:
Wealth Solutions	$580,567	$518,941
Health Solutions	1,938	1,886
Investment Management	389,068	381,306
Eliminations/Other	(110,300)	(113,105)
Total AUM and AUA (1)	$861,273	$789,028

AUM	491,191	457,615
AUA	370,082	331,413
Total AUM and AUA (1)	$861,273	$789,028
(1) Includes AUM and AUA related to the divested businesses, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

Results of Operations - Company Condensed Consolidated

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2024	2023	Change	2024	2023	Change
Revenues:
Net investment income	$518	$545	$(27)	$1,047	$1,090	$(43)
Fee income	517	474	43	1,030	938	92
Premiums	790	677	113	1,590	1,362	228
Net gains (losses)	(4)	(56)	52	39	(72)	111
Other revenue	98	86	12	186	164	22
Income (loss) related to consolidated investment entities	114	145	(31)	192	224	(32)
Total revenues	2,033	1,871	162	4,084	3,706	378
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	843	682	161	1,694	1,433	261
Operating expenses	752	770	(18)	1,551	1,606	(55)
Net amortization of Deferred policy acquisition costs and Value of business acquired	56	57	(1)	112	116	(4)
Interest expense	30	39	(9)	60	71	(11)
Operating expenses related to consolidated investment entities	76	60	16	104	76	28
Total benefits and expenses	1,757	1,608	149	3,521	3,302	219
Income (loss) before income taxes	276	263	13	563	404	159
Income tax expense (benefit)	41	28	13	40	40	—
Net Income (loss)	235	235	—	523	364	159
Less: Net income (loss) attributable to noncontrolling interest	30	77	(47)	67	123	(56)
Less: Preferred stock dividends	4	4	—	21	18	3
Net income (loss) available to our common shareholders	$201	$154	$47	$435	$223	$212

Consolidated - Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Total Revenues

Total revenues increased $162 million from $1,871 million to $2,033 million. The following items contributed to the overall increase.

Net investment income decreased $27 million from $545 million to $518 million primarily due to:

•lower investment income on fixed maturity securities primarily due to interest rate movements and lower average volume, partially offset by actions to improve the portfolio yield.

Fee income increased $43 million from $474 million to $517 million primarily due to:

•higher fee income in Wealth Solutions primarily driven by higher average equity markets; and
•higher fee income in Investment Management primarily due to higher average equity markets and Retail net inflows driving higher AUM, partially offset by lower Institutional AUM due to net outflows during the prior year.

Premiums increased $113 million from $677 million to $790 million primarily due to:

•higher premiums in Health Solutions driven by growth across all blocks of business.

The increase was partially offset by:

•lower amortization of the deferred profit liability associated with Businesses exited primarily due to higher than expected terminations in the current period.

Net gains (losses) improved $52 million from a loss of $56 million to a loss of $4 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements;
•losses on bond sales in the prior period; and
•higher impairments in the prior period.

The improvement was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements.

Other revenue increased $12 million from $86 million to $98 million primarily due to:

•an increase in other interest income due to float.

The increase was partially offset by:

•the absence of transition services agreements revenue recognized in the prior period associated with the Individual Life transaction.

Income (loss) related to consolidated investment entities decreased $31 million from $145 million to $114 million primarily due to:

•an asset sale within one limited partnership fund during the prior year.

The decrease was partially offset by:

•equity market impacts to limited partnership valuations; and
•an increase in interest income in collateralized loan obligations primarily due to a new fund launch.

Total Benefits and Expenses

Total benefits and expenses increased $149 million from $1,608 million to $1,757 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $161 million from $682 million to $843 million primarily due to:

•an increase in benefits to policyholders in Health Solutions due to a higher total aggregate loss ratio and growth in in-force business;
•an inception-to-date adjustment recorded in the prior period to interest accretion on the deposit asset associated with Businesses exited due to higher than projected surrenders experience;
•a more favorable change in market risk benefit remeasurement recognized in the prior period primarily due to greater positive equity market performance; and
•lower interest credited in Wealth Solutions primarily due to lower spread-based assets, partially offset by a higher crediting rate.

The increase was partially offset by:

•a litigation reserve recorded in the prior period within Businesses exited; and
•higher amortization of the cost of reinsurance liability associated with Businesses exited primarily due to increased lapses on post-level term products in the current period.

Operating expenses decreased $18 million from $770 million to $752 million primarily due to:

•the absence of an impairment recorded in the prior period related to a vacated leased building;
•lower integration costs associated with the AllianzGI and Benefitfocus businesses; and
•the absence of costs incurred in the prior period which supported the remaining transition services agreements related to the Individual Life Transaction.

The decrease was partially offset by:

•an increase in expenses driven by growth and investments in our operating segments, partially offset by expense save actions.

Interest expense decreased $9 million from $39 million to $30 million primarily due to:

•a loss on debt extinguishment incurred in the prior period; and
•lower interest expense driven by cumulative debt extinguishments.

Operating expenses related to consolidated investment entities increased $16 million from $60 million to $76 million primarily due to:

•an increase in interest costs of limited partnerships due to a larger loan; and
•an increase in collateralized loan obligations interest costs primarily due to a new fund launch.

Income Tax Expense

Income tax expense increased $13 million from $28 million to $41 million primarily due to:

•an increase in income before income taxes; and
•a decrease in noncontrolling interest.

Adjustments from Income (Loss) before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

For additional information on the reconciliation adjustments listed below, see the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) changed $58 million from a loss of $38 million to a gain of $20 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements;
•losses on bond sales incurred in the prior period;
•net favorable changes in derivative valuations due to interest rate movements; and
•higher impairments recorded in the prior period.

The change was partially offset by:

•a more favorable change in market risk benefit remeasurement recognized in the prior period primarily due to greater positive equity market performance.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment decreased $16 million from a loss of $21 million to a loss of $37 million primarily due to:

•an inception-to-date adjustment recorded in the prior period to interest accretion on the deposit asset due to higher than projected surrenders experience;

•lower amortization of the deferred profit liability primarily due to higher than expected terminations in the current period; and
•a more favorable change in market risk benefit remeasurement recognized in the prior period primarily due to greater positive equity market performance.

The change was partially offset by:

•a litigation reserve recorded in the prior period; and
•higher amortization of the cost of reinsurance liability primarily due to increased lapses on post level term products in the current period.

Other adjustments to operating earnings improved $40 million from a loss of $52 million to a loss of $12 million primarily due to:

•the absence of an impairment recorded in the prior period related to a vacated leased building;
•lower integration costs associated with the Allianz GI and Benefitfocus businesses; and
•a loss on debt extinguishment incurred in the prior period.

Consolidated - Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Total Revenues

Total revenues increased $378 million from $3,706 million to $4,084 million. The following items contributed to the overall increase.

Net investment income decreased $43 million from $1,090 million to $1,047 million primarily due to:

•lower investment income on fixed maturity securities primarily due to interest rate movements and lower average volume, partially offset by actions to improve the portfolio yield.

The decrease was partially offset by:

•higher alternative investment income primarily driven by overall market performance.

Fee income increased $92 million from $938 million to $1,030 million primarily due to:

•higher fee income in Wealth Solutions primarily driven by higher average equity markets; and
•higher fee income in Investment Management primarily due to higher average equity markets and Retail net inflows driving higher AUM, partially offset by lower Institutional AUM due to net outflows during the prior year.

Premiums increased $228 million from $1,362 million to $1,590 million primarily due to:

•higher premiums in Health Solutions driven by growth across all blocks of business.

The increase was partially offset by:

•lower amortization of the deferred profit liability associated with Businesses exited primarily due to higher than expected terminations in the current period.

Net gains (losses) changed $111 million from a loss of $72 million to a gain of $39 million primarily due to:

•net favorable changes in derivative valuations due to interest rate movements.

Other revenue increased $22 million from$164 million to $186 million primarily due to:

•an increase in other interest income due to float; and
•an increase in Health Solutions primarily driven by timing of the Benefitfocus acquisition in the prior period.

The increase was partially offset by:

•the absence of transition services agreements revenue recognized in the prior period associated with the Individual Life transaction.

Income (loss) related to consolidated investment entities decreased $32 million from $224 million to $192 million primarily due to:

•an asset sale within one limited partnership fund during the prior year.

The decrease was partially offset by:

•equity market impacts to limited partnership valuations; and
•an increase in interest income in collateralized loan obligations primarily due to a new fund launch.

Total Benefits and Expenses

Total benefits and expenses increased $219 million from $3,302 million to $3,521 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $261 million from $1,433 million to $1,694 million primarily due to:

•an increase in benefits to policyholders in Health Solutions due a higher total aggregate loss ratio and growth in in-force business; and
•an inception-to-date adjustment recorded in the prior period to interest accretion on the deposit asset associated Businesses exited due to higher than projected surrender experience.

The increase was partially offset by:

•a favorable change in the value of embedded derivatives associated with businesses reinsured primarily due to changes in interest rates, which is fully offset by a corresponding amount in Net gains (losses);
•lower interest credited in Wealth Solutions primarily due to lower spread-based assets, partially offset by a higher crediting rate;
•a litigation reserve recorded in the prior period within Businesses exited; and
•higher amortization of the cost of reinsurance liability associated with Businesses exited primarily due to increased lapses on post level term products in the current period.

Operating expenses decreased $55 million from $1,606 million to $1,551 million primarily due to:

•the absence of closing costs incurred in the prior period associated with the acquisition of Benefitfocus;
•lower integration costs associated with the AllianzGI and Benefitfocus businesses;
•the absence of an impairment recorded in the prior period related to a vacated leased building; and
•the absence of costs incurred in the prior period which supported the remaining transition services agreements related to the Individual Life Transaction.

The decrease was partially offset by:

•an increase in expenses driven by growth and investments in our operating segments, partially offset by expense save actions.

Interest expense decreased $11 million from $71 million to $60 million primarily due to:

•lower interest expense driven by cumulative debt extinguishments; and
•a loss on debt extinguishment incurred in the prior period.

Operating expenses related to consolidated investment entities increased $28 million from $76 million to $104 million primarily due to:

•an increase in interest costs of limited partnerships due to a larger loan; and
•an increase in collateralized loan obligations interest costs primarily due to a new fund launch.

Income Tax Expense

Income tax expense did not change. The following are reductions in tax expense:

•the Security Life of Denver Company capital loss carryback. For more details, see the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q; and
•an increase in the dividends received deduction.

These reductions were offset by:

•an increase in income before income taxes; and
•a change in noncontrolling interest.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

For additional information on the reconciliation adjustments listed below, see the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) changed $131 million from a loss of $47 million to a gain of $84 million primarily due to:

•net favorable changes in derivative valuations due to interest rate movements;
•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•higher impairments recorded in the prior period.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment decreased $15 million from a loss of $54 million to a loss of $69 million primarily due to:

•an inception-to-date adjustment recorded in the prior period to interest accretion on the deposit asset due to higher than projected surrender experience; and
•lower amortization of the deferred profit liability primarily due to higher than expected terminations in the current period.

The decrease was partially offset by:

•a litigation reserve recorded in the prior period; and
•higher amortization of the cost of reinsurance liability primarily due to increased lapses on post level term products in the current period.

Other adjustments to operating earnings improved $87 million from a loss of $122 million to a loss of $35 million primarily due to:

•the absence of closing costs incurred in the prior period associated with the acquisition of Benefitfocus;
•lower integration costs associated with the Allianz GI and Benefitfocus businesses;
•the absence of an impairment recorded in the prior period related to a vacated leased building; and
•a loss on debt extinguishment incurred in the prior period.

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

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$443	$446	$880	$880
Fee income	271	240	534	471
Other revenue	17	18	35	38
Total adjusted operating revenues	730	705	1,450	1,389
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	213	224	429	445
Operating expenses	282	285	579	593
Net amortization of DAC/VOBA	21	22	42	45
Total operating benefits and expenses	516	531	1,050	1,083
Adjusted operating earnings before income taxes	$214	$174	$400	$306

The following table presents Net revenue and Adjusted operating margin for our Wealth Solutions segment as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Adjusted operating earnings before income taxes	$214	$174	$400	$306

Total adjusted operating revenues	730	705	1,450	1,389
Less: Interest credited and other benefits to contract owners/policyholders	213	224	429	445
Net revenue	$517	$481	$1,021	$944

Adjusted operating margin (1)	41.4%	36.1%	39.2%	32.5%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following tables present Total Client Assets, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of June 30,
($ in millions)	2024	2023
Full Service	$199,196	$178,398
Recordkeeping	319,819	279,669
Total Defined Contribution	519,015	458,068
Investment-only Stable Value	33,985	37,354
Retail Client and Other Assets	35,014	31,158
Eliminations	(7,446)	(7,639)
Total Client Assets	$580,567	$518,941

	As of June 30,
($ in millions)	2024	2023
Fee-based	$493,994	$429,958
Spread-based	30,335	32,699
Investment-only Stable Value	33,985	37,354
Retail Client Assets	29,699	26,570
Eliminations	(7,446)	(7,639)
Total Client Assets	$580,567	$518,941

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Wealth Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Full Service - Corporate markets:
Deposits	$4,210	$3,930	$9,099	$8,551
Surrenders, benefits and product charges	(4,482)	(3,244)	(8,676)	(6,721)
Net flows	(272)	686	423	1,830
Full Service - Tax-exempt markets:
Deposits	1,602	1,350	3,122	2,774
Surrenders, benefits and product charges	(1,927)	(1,633)	(4,120)	(4,219)
Net flows	(326)	(283)	(999)	(1,445)
Total Full Service Net Flows	$(597)	$403	$(576)	$385

Recordkeeping and Stable Value:
Recordkeeping Net Flows	$(1,027)	$3,600	$(1,339)	$3,689
Investment-only Stable Value Net Flows	$(1,061)	$(923)	$(1,980)	$(1,633)
Wealth Solutions - Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Adjusted operating earnings before income taxes increased $40 million from $174 million to $214 million primarily due to:

•higher fee income and other revenue primarily driven by higher average equity markets;
•lower interest credited primarily due to lower spread-based assets, partially offset by a higher crediting rate; and
•lower expenses primarily due to expense save actions, partially offset by growth and investments in our business.

The increase was partially offset by:

•lower net investment income primarily due to lower spread-based assets resulting from participant surrenders, partially offset by higher alternative asset returns, actions to improve the portfolio yield and income on cash.

Wealth Solutions - Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Adjusted operating earnings before income taxes increased $94 million from $306 million to $400 million primarily due to:

•higher fee income and other revenue primarily driven by higher average equity markets;
•lower interest credited primarily due to lower spread-based assets, partially offset by a higher crediting rate; and
•lower expenses primarily due to expense save actions, partially offset by growth and investments in our business.

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$34	$35	$73	$68
Fee income	16	19	34	40
Premiums	791	669	1,588	1,344
Other revenue	50	52	102	97
Total adjusted operating revenues	892	775	1,798	1,549
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	591	433	1,204	900
Operating expenses	232	211	458	415
Net amortization of DAC/VOBA	8	8	17	16
Total operating benefits and expenses	832	651	1,678	1,331
Adjusted operating earnings before income taxes	$60	$124	$119	$218

The following table presents Net revenue and Adjusted operating margin for our Health Solutions segment as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Adjusted operating earnings before income taxes	$60	$124	$119	$218

Total adjusted operating revenues	892	775	1,798	1,549
Less: Interest credited and other benefits to contract owners/policyholders	591	433	1,204	900
Net revenue	$301	$342	$593	$649

Adjusted operating margin (1)	19.9%	36.2%	20.1%	33.6%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Sales by Product Line:
Group life and Disability	$18	$14	$148	$118
Stop loss	23	25	560	368
Total group products	41	39	708	486
Voluntary and Other (1)	38	43	180	133
Total sales by product line	$78	$82	$887	$620

Total gross premiums and deposits	$904	$765	$1,804	$1,526

Group life and Disability	$996	$925	$996	$925
Stop loss	1,845	1,461	1,845	1,461
Voluntary and Other (1)	1,030	941	1,030	941
Total annualized in-force premiums and fees	$3,870	$3,327	$3,870	$3,327

Loss Ratios:
Group life (interest adjusted)	79.3%	86.1%	80.2%	85.5%
Stop loss	83.2%	62.6%	83.7%	66.3%
Total Aggregate Loss Ratio	72.9%	61.3%	73.3%	63.4%
Total Aggregate Loss Ratio Trailing Twelve Months (2)	72.3%	63.9%	72.3%	63.9%
(1) Includes benefit administration annual recurring revenue and Health Account Solutions products.
(2) The trailing twelve months ended June 30, 2023 exclude $57 million of favorable reserve impact related to the annual review of assumptions.

Health Solutions - Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Adjusted Operating earnings before income taxes decreased $64 million from $124 million to $60 million primarily due to:

•higher benefits to policyholders due to a higher total aggregate loss ratio and growth in in-force business; and
•higher expenses primarily driven by growth and investments in our business, partially offset by expense save actions.

The decrease was partially offset by:

•higher premiums driven by growth across all three lines of business.

Health Solutions - Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Adjusted Operating earnings before income taxes decreased $99 million from $218 million to $119 million primarily due to:

•higher benefits to policyholders due to a higher total aggregate loss ratio and growth in in-force business; and
•higher operating expenses primarily driven by growth and investments in our business and timing of the acquisition of Benefitfocus in the prior period, partially offset by expense save actions.

The decrease was partially offset by:

•higher premiums driven by growth across all three lines of business;
•higher other revenue driven by timing of the acquisition of Benefitfocus in the prior period; and
•higher net investment income primarily due to higher alternative investment income.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$8	$9	$16	$20
Fee income	225	218	452	435
Other revenue	1	(1)	—	1
Total adjusted operating revenues	234	226	468	455
Operating benefits and expenses:
Operating expenses	169	163	351	350
Total operating benefits and expenses	169	163	351	350
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	64	63	117	105
Less: Earnings (loss) attributable to Allianz noncontrolling interest	14	14	26	22
Adjusted operating earnings before income taxes	$50	$50	$92	$83

The following table presents Net revenue and Adjusted operating margin for our Investment Management segment as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	$64	$63	$117	$105

Total adjusted operating revenues	234	226	468	455
Net revenue	$234	$226	$468	$455

Adjusted operating margin (1)	27.5%	27.9%	25.1%	23.1%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Investment Management intersegment revenues	$19	$22	$39	$44

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of June 30,
($ in millions)	2024	2023
External clients:
Institutional (1)	$152,165	$156,435
Retail (1)(2)	150,341	131,391
Total external clients	302,506	287,826
General account	33,884	36,154
Total AUM	336,390	323,980
AUA (2)(3)	52,678	57,326
Total AUM and AUA	$389,068	$381,306
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

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Net Flows:
Institutional	$3,134	$(3,783)	$1,909	$(4,728)
Retail (1)	1,640	122	3,440	464
Divested businesses	(623)	(516)	(1,274)	(1,031)
Total	$4,151	$(4,178)	$4,075	$(5,296)
(1) Includes reinvested dividends on a prospective basis effective January 1, 2024.

Investment Management - Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Adjusted operating earnings before income taxes including Allianz noncontrolling interest increased $1 million from $63 million to $64 million primarily due to:

•higher fee income primarily due to higher average equity markets and net inflows within Retail driving higher AUM, partially offset by lower Institutional AUM due to net outflows during the prior year.

The increase was mostly offset by:

•higher operating expenses primarily driven by growth and investments in our business, partially offset by expense save actions.

Investment Management - Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Adjusted operating earnings before income taxes including Allianz noncontrolling interest increased $12 million from $105 million to $117 million primarily due to:

•higher fee income primarily due to higher average equity markets and net inflows within Retail driving higher AUM, partially offset by lower Institutional AUM due to net outflows during the prior year.

The increase was partially offset by:

•higher operating expenses driven by growth and investments in our business, mostly offset by expense save actions.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$4	$8	$8	$12
Other revenue	1	7	1	14
Total adjusted operating revenues	4	15	9	26
Operating benefits and expenses:
Operating expenses (1)	26	32	49	65
Interest expense (2)	33	37	78	84
Total operating benefits and expenses	59	69	127	149
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	(54)	(54)	(118)	(123)
Less: Earnings (loss) attributable to Allianz noncontrolling interest	(1)	—	(2)	(1)
Adjusted operating earnings before income taxes	$(53)	$(53)	$(117)	$(121)
(1) Includes expenses from corporate activities, and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Adjusted operating earnings before income taxes including Allianz noncontrolling interest did not change, The following are improvements to earnings:

•lower interest expense driven by cumulative debt extinguishments; and
•lower operating expenses due to the absence of costs incurred in the prior period which supported the remaining transition services agreements related to the Individual Life Transaction.

These improvements were offset by:

•lower other revenue due to the absence of transition services agreements revenue recognized in the prior period associated with the Individual Life transaction; and
•lower investment income due to a change in the allocation of income on our cash balances to the operating segments in the current period.

Corporate - Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Adjusted operating earnings before income taxes including Allianz noncontrolling interest improved $5 million from a loss of $123 million to a loss of $118 million primarily due to:

•lower operating expenses due to the absence of costs incurred in the prior period which supported the remaining transition services agreements related to the Individual Life Transaction; and
•lower interest expense driven by cumulative debt extinguishments, partially offset by the rate reset impact to the Non-cumulative Preferred Stock, Series A.

The improvement was partially offset by:

•lower other revenue due to the absence of transition services agreements revenue recognized in the prior period associated with the Individual Life transaction; and
•lower investment income due to a change in the allocation of income on our cash balances to the operating segments in the current period.

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

While investment income on these assets can be volatile, based on current plans, we expect to earn 9% on these assets over the long term.

The following table presents alternative investment income and average assets of alternative investments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Wealth Solutions:
Alternative investment income	$34	$30	$58	$41
Average alternative investment	1,536	1,615	1,498	1,637
Health Solutions:
Alternative investment income	2	4	8	5
Average alternative investment	220	179	231	152
Investment Management:
Alternative investment income	7	8	13	17
Average alternative investment	349	325	331	322

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

We estimate that our excess capital (which we define as the amount of total adjusted capital in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of June 30, 2024, was approximately $0.4 billion. As of June 30, 2024, our estimated combined RBC ratio, with adjustments for certain intercompany transactions, was 407%.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Six Months Ended June 30,
($ in millions)	2024	2023
Beginning cash and cash equivalents balance	$206	$210
Sources:
Dividends and returns of capital from subsidiaries	473	712
Loans from subsidiaries, net of repayments	65	252
Debt issuance(1)	—	388
Amounts received from subsidiaries under tax sharing agreements, net	51	57
Settlement of amounts due from (to) subsidiaries and affiliates, net	27	51
Collateral received, net	—	16
Derivatives, net	—	3
Other, net	34	8
Total sources	650	1,487
Uses:
Payment of interest expense	61	62
Capital provided to subsidiaries	—	8
Payment for business acquisitions	—	558
Loans to subsidiaries, net of repayments	93	184
Debt repurchase	—	393
Payment of income taxes, net	2	2
Common stock acquired - Share repurchase	348	162
Share-based compensation	38	42
Dividends paid on preferred stock	21	18
Dividends paid on common stock	81	41
Collateral delivered, net	10	—
Asset purchases and investment expense, net	14	2
Total uses	668	1,472
Net increase (decrease) in cash and cash equivalents	(18)	15
Ending cash and cash equivalents balance	$188	$225

Liquid short-term investments(2)	29	—

Ending cash, cash equivalents and liquid short-term investments(3)	$217	$225
(1) See Put Option Agreement for Senior Debit Issuance below for further detail.
(2) Short-term investments have maturities of one year or less, but greater than three months, are liquid and primarily consist of commercial paper investments rated BBB+ or greater.
(3) Total exceeded the holding company's liquidity target of $200 million.

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

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the six months ended June 30, 2024. As of June 30, 2024, our remaining repurchase capacity under the Board's authorization was $551 million.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Six Months Ended June 30,
($ in millions)	2024	2023
Dividends paid on common shares	$81	$41
Repurchases of common shares (at cost)	346	162
Total	$427	$203

Subsequent to June 30, 2024, we repurchased 871,636 shares pursuant to a 10b5-1 plan for $63 million.

Debt

As of June 30, 2024, we had $395 of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the six months ended June 30, 2024:

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

We did not recognize any asset or liability as of June 30, 2024 in relation to intercompany indemnifications, guarantees or support agreements. As of June 30, 2024, no guarantees existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of June 30, 2024, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.2 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of June 30, 2024, Voya Financial, Inc. had $510 million outstanding borrowings from subsidiaries and had loaned $385 million to its subsidiaries.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$473	$310	$—	$—
ReliaStar Life Insurance Company ("RLI") (MN)	57	—	—	402

Subsequent to June 30, 2024, ReliaStar Life Insurance Company made a $345 million ordinary distribution received by Voya Holdings for payment to Voya Financial, Inc.

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our total capitalization. The following table presents our leverage ratios for the periods indicated:

	June 30,	December 31,
($ in millions)	2024	2023
Financial Debt
Total financial debt	$2,102	$2,098
Other financial obligations(1)	333	312
Total financial obligations	2,435	2,410
Mezzanine equity
Allianz noncontrolling interest	183	175
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	6,014	5,981
Total equity, excluding AOCI	6,626	6,593
AOCI	(2,583)	(2,400)
Total Voya Financial, Inc. shareholders' equity	4,043	4,193
Noncontrolling interest	1,643	1,685
Total shareholders' equity	$5,686	$5,878
Capital
Capitalization(3)	$6,145	$6,291
Adjusted capitalization excluding AOCI(4)	$10,887	$10,863
Leverage Ratios
Debt-to-Capital Ratio(5)	34.2%	33.3%
Financial Leverage excluding AOCI(6)	28.0%	27.8%
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
(3) Includes Total Financial Debt and Total Voya Financial, Inc. Shareholders' Equity.
(4) Includes Total Financial Obligations, Mezzanine Equity, and Total Shareholders' Equity excluding AOCI.
(5) Total Financial Debt divided by Capitalization.
(6) Total Financial Obligations and Preferred equity divided by Adjusted Capitalization excluding AOCI.

Our Financial Leverage Ratio, excluding AOCI, increased from 27.8% at December 31, 2023 to 28.0% at June 30, 2024. The increase was primarily due to a decrease to noncontrolling interest and an increase in other financial obligations, partially offset by an increase to Common equity, excluding AOCI, driven by Net income available to common shareholders net of repurchases of common stock and common dividends.

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

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on traditional reserves. As of June 30, 2024, there have been no material changes to the sensitivities disclosed in Critical Accounting Judgments and Estimates in Part
II. Item 7. of our Annual Report on Form 10-K.

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

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2024
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$349	$—	$—	$—	$—	$—	$349
U.S. Government agencies and authorities	54	—	—	—	—	—	54
State, municipalities and political subdivisions	595	35	—	—	—	—	630
U.S. corporate public securities	2,271	4,650	195	6	15	—	7,137
U.S. corporate private securities	1,743	2,600	275	69	9	—	4,696
Foreign corporate public securities and foreign governments(1)	807	1,515	125	65	8	—	2,520
Foreign corporate private securities(1)	332	2,121	187	4	16	—	2,660
Residential mortgage-backed securities	3,332	27	5	2	6	6	3,378
Commercial mortgage-backed securities	2,772	477	106	16	10	7	3,388
Other asset-backed securities	2,335	276	9	11	1	28	2,660
Total fixed maturities	$14,590	$11,701	$902	$173	$65	$41	$27,472
% of Fair Value	53.2%	42.6%	3.3%	0.6%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2023
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$403	$—	$—	$—	$—	$—	$403
U.S. Government agencies and authorities	56	—	—	—	—	—	56
State, municipalities and political subdivisions	732	39	—	—	—	—	771
U.S. corporate public securities	2,493	4,891	239	42	1	—	7,666
U.S. corporate private securities	1,799	2,576	312	64	9	—	4,760
Foreign corporate public securities and foreign governments(1)	834	1,669	113	84	—	2	2,702
Foreign corporate private securities(1)	280	2,396	114	4	18	—	2,812
Residential mortgage-backed securities	3,415	35	8	1	9	8	3,476
Commercial mortgage-backed securities	2,879	484	94	16	15	7	3,495
Other asset-backed securities	2,143	284	7	11	1	24	2,470
Total fixed maturities	$15,034	$12,374	$887	$222	$53	$41	$28,611
% of Fair Value	52.6%	43.2%	3.1%	0.8%	0.2%	0.1%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	June 30, 2024
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$349	$—	$—	$—	$349
U.S. Government agencies and authorities	—	54	—	—	—	54
State, municipalities and political subdivisions	40	341	213	36	—	630
U.S. corporate public securities	25	334	2,057	4,477	244	7,137
U.S. corporate private securities	21	232	1,492	2,494	457	4,696
Foreign corporate public securities and foreign governments(1)	8	144	691	1,476	201	2,520
Foreign corporate private securities(1)	—	39	271	2,125	225	2,660
Residential mortgage-backed securities	1,175	2,017	19	36	131	3,378
Commercial mortgage-backed securities	229	1,322	763	906	168	3,388
Other asset-backed securities	241	652	1,430	280	57	2,660
Total fixed maturities	$1,739	$5,484	$6,936	$11,830	$1,483	$27,472
% of Fair Value	6.3%	20.0%	25.2%	43.1%	5.4%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2023
ARO Quality Ratings(2)	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$403	$—	$—	$—	$403
U.S. Government agencies and authorities	—	55	—	—	1	56
State, municipalities and political subdivisions	46	447	239	39	—	771
U.S. corporate public securities	25	351	2,209	4,785	296	7,666
U.S. corporate private securities	22	231	1,509	2,546	452	4,760
Foreign corporate public securities and foreign governments(1)	8	147	728	1,598	221	2,702
Foreign corporate private securities(1)	—	40	216	2,360	196	2,812
Residential mortgage-backed securities	1,157	2,075	31	48	165	3,476
Commercial mortgage-backed securities	249	1,360	770	949	167	3,495
Other asset-backed securities	189	593	1,345	289	54	2,470
Total fixed maturities	$1,696	$5,702	$7,047	$12,614	$1,552	$28,611
% of Fair Value	5.9%	19.9%	24.6%	44.2%	5.4%	100.0%
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

Unrealized Capital Losses

As of June 30, 2024 and December 31, 2023, we held seven and six fixed maturities with unrealized capital loss in excess of $10 million, respectively. As of June 30, 2024 and December 31, 2023, the unrealized capital losses on these fixed maturities equaled $86 million or 2.9% and $70 million or 2.6% of the total unrealized losses, respectively.

As of June 30, 2024, we held $2.0 billion of energy sector fixed maturity securities, constituting 7.1% of the total fixed maturities portfolio, with gross unrealized capital losses of $118 million, including zero energy sector fixed maturity security with unrealized capital losses in excess of $10 million. As of June 30, 2024, our fixed maturity exposure to the energy sector is comprised of 91.1% investment grade securities.

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

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	June 30, 2024			December 31, 2023
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$1,626	$1,633	97.7%	$1,779	$1,795	97.3%
2	25	25	1.5%	33	33	1.8%
3	—	—	—%	—	1	0.1%
4	—	1	0.1%	—	—	—%
5	4	5	0.3%	4	7	0.4%
6	6	6	0.4%	7	8	0.4%
Total	$1,661	$1,670	100.0%	$1,823	$1,844	100.0%

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

The following table presents the notional amounts and fair values of interest rate derivatives not qualifying for hedge accounting and used in our CMO-B portfolio as of the dates indicated:

	June 30, 2024			December 31, 2023
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Interest Rate Contracts	$11,703	$147	$272	$11,234	$143	$321

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	June 30, 2024			December 31, 2023
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$70	$70	4.2%	$72	$78	4.2%
Interest Only (IO)	957	958	57.3%	965	966	52.5%
Inverse IO	423	426	25.5%	519	530	28.7%
Principal Only (PO)	60	60	3.6%	65	65	3.5%
Floater	5	5	0.3%	5	5	0.3%
Agency Credit Risk Transfer	128	133	8.0%	169	172	9.3%
Other	18	18	1.1%	28	28	1.5%
Total	$1,661	$1,670	100.0%	$1,823	$1,844	100.0%

During the six months ended June 30, 2024, the market value of our CMO-B securities portfolio was lower on a combination of transactional activity and valuation movements among tranche types.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Net investment income (loss)	$62	$76	$126	$164
Net gains (losses)(1)	(3)	(28)	16	(46)
Income (loss) before income taxes	$59	$48	$142	$118
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Income (loss) before income taxes	$59	$48	$142	$118
Realized gains (losses) including impairment	—	(7)	—	(9)
Fair value adjustments	(15)	17	(49)	6
Total adjustments to income (loss)	(15)	10	(49)	(3)
Adjusted operating earnings before income taxes	$44	$58	$93	$115

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	June 30, 2024
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,909	$12	$49	$(2)	$1,870
Prime Non-Agency	1,654	12	220	—	1,446
Alt-A	49	3	2	1	51
Sub-Prime(1)	22	1	1	—	22
Total	$3,634	$28	$272	$(1)	$3,389
(1) Includes subprime other asset backed securities.

	December 31, 2023
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,925	$20	$36	$—	$1,909
Prime Non-Agency	1,706	12	218	—	1,500
Alt-A	52	4	1	2	57
Sub-Prime(1)	24	1	1	—	24
Total	$3,707	$37	$256	$2	$3,490
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities by origination as of the dates indicated:

	June 30, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2024	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2023	—	—	4	4	4	4	—	—	—	—	8	8
2022	22	20	119	93	135	129	115	109	—	—	391	351
2021	97	93	216	149	210	191	284	263	17	16	824	712
2020	30	28	45	36	63	53	152	129	11	3	301	249
Prior	98	88	1,227	1,040	423	386	490	405	213	149	2,451	2,068
Total	$247	$229	$1,611	$1,322	$835	$763	$1,041	$906	$241	$168	$3,975	$3,388

	December 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2023	$—	$—	$4	$4	$4	$4	$—	$—	$—	$—	$8	$8
2022	25	24	118	94	135	126	115	107	—	—	393	351
2021	107	99	209	144	223	198	312	281	18	15	869	737
2020	41	40	46	36	64	52	152	125	11	8	314	261
2019	14	12	164	144	95	82	272	208	20	14	565	460
Prior	85	74	1,085	938	353	308	280	228	195	130	1,998	1,678
Total	$272	$249	$1,626	$1,360	$874	$770	$1,131	$949	$244	$167	$4,147	$3,495

As of June 30, 2024, 81.8% and 14.1% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2023, 82.4% and 13.8% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	June 30, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$184	$186	$587	$593	$1,287	$1,303	$128	$129	$65	$49	$2,251	$2,260
Auto-Loans	—	—	—	—	—	—	—	—	—	—	—	—
Student Loans	6	5	62	56	—	—	—	—	—	—	68	61
Credit Card loans	1	1	—	—	—	—	2	2	3	2	6	5
Other Loans	55	49	2	2	137	126	155	146	—	—	349	323
Total(1)	$246	$241	$651	$651	$1,424	$1,429	$285	$277	$68	$51	$2,674	$2,649
(1) Excludes subprime other asset backed securities.

	December 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$143	$143	$523	$524	$1,201	$1,203	$120	$119	$60	$42	$2,047	$2,031
Auto-Loans	1	1	—	—	—	—	—	—	—	—	1	1
Student Loans	4	3	73	66	—	—	—	—	—	—	77	69
Credit Card loans	1	1	—	—	3	2	—	—	—	—	4	3
Other Loans	49	41	2	2	151	138	180	166	5	5	387	352
Total(1)	$198	$189	$598	$592	$1,355	$1,343	$300	$285	$65	$47	$2,516	$2,456
(1) Excludes subprime other asset backed securities.

As of June 30, 2024, 87.8% and 10.4% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2023, 86.7% and 11.6% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of June 30, 2024, our mortgage loans on real estate portfolio had a weighted average DSC of 1.98 times and a weighted average LTV ratio of 43.8%. As of December 31, 2023, our mortgage loans on real estate portfolio had a weighted average DSC of 1.94 times, and a weighted average LTV ratio of 45.0%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of June 30, 2024, our total European exposure had an amortized cost and fair value of $2,553 million and $2,354 million, respectively. Some of the major country level exposures were in the United Kingdom of $951 million, in France of $247 million, in The Netherlands of $262 million, in Switzerland of $84 million, in Germany of $167 million, in Ireland of $156 million, and in Belgium of $56 million. Our direct exposure in Eastern Europe is comparatively small, with less than $1 million of exposure in Russia and none in Ukraine or Belarus.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the "Parent Issuer") has issued certain notes pursuant to transactions registered under the Securities Act of 1933. As of June 30, 2024 and December 31, 2023 , such securities consist of (i) the 5.7% senior notes due 2043, the 3.65%

senior notes due 2026, the 4.8% senior notes due 2046, and the 3.976% senior notes due 2025 with an aggregate principal amount of $1.5 billion (collectively, the "Senior Notes") and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million (the "Junior Subordinated Notes" and, together with the Senior Notes, the "Registered Notes").

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated:

	As of and for the
($ in millions)	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Summarized Statements of Operations Information:
Total revenues	$31	$133
Total benefits and expenses	80	216
Income (loss), net of tax	(40)	(59)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(40)	(59)
Net income (loss) available to Obligor Group	(40)	(59)
Summarized Balance Sheets Information:
Total investments	41	32
Cash and cash equivalents	188	207
Deferred income taxes	854	875
Goodwill	94	94
Loans to non-obligated subsidiaries	379	227
Due from non-obligated subsidiaries	1	8
Total assets	1,567	1,466

Short-term debt with non-obligated subsidiaries	905	445
Due to non-obligated subsidiaries	28	5
Long-term debt	1,707	2,097
Total liabilities	$2,756	$2,747

Legislative and Regulatory Developments

Private Fund Adviser Rule

In August 2023, the SEC adopted the new "Private Fund Adviser" rule under the Investment Advisers Act, which imposed new disclosure and transparency obligations on advisors to private funds and prohibited advisors from granting preferential treatment to investors in private funds. A lawsuit was filed in September 2023 in the federal court of appeals challenging the validity and enforceability of this rule, and the rule was ultimately vacated by the 5th Circuit in June 2024. We continue to monitor for developments as we expect that the SEC may propose new rules, seek further industry comment, or possibly issue a modified Private Fund Adviser rule proposal.

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of June 30, 2024:

	As of June 30, 2024
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$27,472	$(1,650)	$1,860
Mortgage loans on real estate	—	4,705	(144)	154
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	33,354	(1,610)	2,001
Funding agreements with fixed maturities	—	1,208	1	—
Supplementary contracts and immediate annuities	—	531	(38)	6
Derivatives:
Interest rate contracts	15,579	39	194	(217)
Long-term debt	—	1,613	(59)	66
Stabilizer and MCGs	—	10	15	2
Embedded derivatives on reinsurance	—	(16)	24	(28)
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

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of June 30, 2024:

	As of June 30, 2024
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$240	$24	$(24)
Limited partnerships/corporations	—	1,723	103	(103)
Derivatives:
Equity futures and total return swaps	242	1	19	(19)
Equity options	36	—	—	—
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
April 1, 2024 - April 30, 2024	802,712	$69.87	774,285	$671
May 1, 2024 - May 31, 2024	902,795	73.78	829,451	610
June 1, 2024 - June 30, 2024	823,182	73.12	805,422	551
Total	2,528,689	$72.32	2,409,158	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended June 30, 2024, there was an increase of 119,531 Treasury shares in connection with such withholding activities.
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

Item 5.         Other Information

During the three months ended June 30, 2024, the following trading plans that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were adopted or terminated by directors and officers of the Company (as defined in Rule 16a-1(f)) :

Name and title of director or officer	Date of adoption of trading arrangement	Duration of trading arrangement	Aggregate number of securities to be sold or purchased under trading arrangement
Santhosh I. Keshavan, EVP, Chief Information Officer	May 7, 2024	August 7, 2024 to March 18, 2025	14,060

Item 6.        Exhibits

See Exhibit Index on the following page.

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
10.1+*	Voya Financial, Inc. 2024 Omnibus Incentive Plan
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Heather H. Lavallee, Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Donald C. Templin, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Heather H. Lavallee, Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Donald C. Templin, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+ Filed herewith.
*This exhibit is a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 1, 2024			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Donald C. Templin
Donald C. Templin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

