Form 10-Q
period 2024-09-30
Voya Financial, Inc.
filed 2024-11-06
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2024, 96,218,368 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended September 30, 2024

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market risks, including general economic conditions, our ability to manage such risks and interest rates; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through dividends from our subsidiaries or lending programs; (iii) strategic and business risks, including our ability to maintain market share, achieve desired results from our acquisitions and dispositions, or otherwise manage our third-party relationships; (iv) investment risks, including the ability to achieve desired returns and liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; and (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties" in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
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

PART I.    FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	September 30, 2024	December 31, 2023
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $26,668 and $27,690 as of 2024 and 2023, respectively; net of allowance for credit losses of $32 and $17 as of 2024 and 2023, respectively)	$25,074	$25,375
Fixed maturities, at fair value using the fair value option	2,009	2,076
Equity securities, at fair value	251	236
Short-term investments	103	213
Mortgage loans on real estate (net of allowance for credit losses of $24 and $26 as of 2024 and 2023, respectively)	4,822	5,192
Policy loans	345	352
Limited partnerships/corporations	1,736	1,621
Derivatives	225	311
Other investments	66	64
Securities pledged (amortized cost of $1,543 and $1,232 as of 2024 and 2023, respectively)	1,463	1,160
Total investments	36,094	36,600
Cash and cash equivalents	1,457	937
Short-term investments under securities loan agreements, including collateral delivered	1,262	1,015
Accrued investment income	416	411
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $20 and $28 as of 2024 and 2023, respectively)	11,486	11,982
Deferred policy acquisition costs and Value of business acquired	2,173	2,250
Deferred income taxes	1,955	2,160
Goodwill	748	748
Other intangibles, net	862	857
Other assets (net of allowance for credit losses of $1 as of 2024 and 2023)	2,295	2,372
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	3,033	2,861
Cash and cash equivalents	88	181
Corporate loans, at fair value using the fair value option	1,345	1,404
Other assets	187	174
Assets held in separate accounts	103,532	93,133
Total assets	$166,933	$157,085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	September 30, 2024	December 31, 2023
Liabilities:
Future policy benefits	$9,543	$9,560
Contract owner account balances	37,513	39,174
Payables under securities loan and repurchase agreements, including collateral held	1,368	1,121
Short-term debt	397	1
Long-term debt	2,103	2,097
Derivatives	359	371
Other liabilities	2,935	2,956
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,123	1,332
Other liabilities	1,478	1,287
Liabilities related to separate accounts	103,532	93,133
Total liabilities	$160,351	$151,032

Commitments and Contingencies (Note 17)

Mezzanine equity:
Redeemable noncontrolling interest	$198	$175

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2024 and 2023)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 105,429,736 and 103,584,699 shares issued as of 2024 and 2023, respectively; 97,141,793 and 102,854,569 shares outstanding as of 2024 and 2023, respectively)	1	1
Treasury stock (at cost; 8,287,943 and 730,130 shares as of 2024 and 2023, respectively)	(604)	(56)
Additional paid-in capital	6,227	6,143
Accumulated other comprehensive income (loss)	(1,812)	(2,400)
Retained earnings (deficit):
Unappropriated	907	505
Total Voya Financial, Inc. shareholders' equity	4,719	4,193
Noncontrolling interest	1,665	1,685
Total shareholders' equity	6,384	5,878
Total liabilities, mezzanine equity and shareholders' equity	$166,933	$157,085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net investment income	$506	$547	$1,553	$1,637
Fee income	540	489	1,570	1,427
Premiums	796	682	2,386	2,044
Net gains (losses)	(14)	(7)	25	(79)
Other revenue	103	81	289	245
Income (loss) related to CIEs:
Net investment income	25	31	217	255
Total revenues	1,956	1,823	6,040	5,529
Benefits and expenses:
Policyholder benefits	681	471	1,884	1,419
Interest credited to contract owner account balances	257	328	748	813
Operating expenses	775	717	2,326	2,323
Net amortization of Deferred policy acquisition costs and Value of business acquired	55	57	167	173
Interest expense	29	31	89	102
Operating expenses related to CIEs:
Interest expense	40	45	135	116
Other expense	3	2	12	7
Total benefits and expenses	1,840	1,651	5,361	4,953
Income (loss) before income taxes	116	172	679	576
Income tax expense (benefit)	18	(74)	58	(34)
Net income (loss)	98	246	621	610
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(16)	(16)	51	107
Net income (loss) available to Voya Financial, Inc.	114	262	570	503
Less: Preferred stock dividends	16	14	37	32
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$98	$248	$533	$471

Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$1.00	$2.35	$5.32	$4.62
Diluted	$0.98	$2.29	$5.20	$4.31

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$98	$246	$621	$610
Other comprehensive income (loss), before tax:
Change in current discount rate	(20)	(23)	52	7
Unrealized gains (losses) on securities	995	(916)	692	(612)
Other comprehensive income (loss), before tax	975	(939)	744	(605)
Income tax expense (benefit) related to items of other comprehensive income (loss)	204	(197)	156	(127)
Other comprehensive income (loss), after tax	771	(742)	588	(478)
Comprehensive income (loss)	869	(496)	1,209	132
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(16)	(16)	51	107
Comprehensive income (loss) attributable to Voya Financial, Inc.	$885	$(480)	$1,158	$25

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2024 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of July 1, 2024	$1	$(448)	$6,218	$(2,583)	$855	$4,043	$1,643	$5,686	$183
Comprehensive income (loss):
Net income (loss)	—	—	—	—	114	114	(30)	84	14
Other comprehensive income (loss), after tax	—	—	—	771	—	771	—	771	—
Total comprehensive income (loss)						885	(30)	855	14
Common stock issuance	—	—	3	—	—	3	—	3	—
Common stock acquired - Share repurchase	—	(152)	(20)	—	—	(172)	—	(172)	—
Dividends on preferred stock	—	—	—	—	(16)	(16)	—	(16)	—
Dividends on common stock	—	—	—	—	(44)	(44)	—	(44)	—
Share-based compensation	—	(4)	26	—	(2)	20	—	20	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	52	52	1
Balance as of September 30, 2024	$1	$(604)	$6,227	$(1,812)	$907	$4,719	$1,665	$6,384	$198

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2024 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2024	$1	$(56)	$6,143	$(2,400)	$505	$4,193	$1,685	$5,878	$175
Comprehensive income (loss):
Net income (loss)	—	—	—	—	570	570	18	588	33
Other comprehensive income (loss), after tax	—	—	—	588	—	588	—	588	—
Total comprehensive income (loss)						1,158	18	1,176	33
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	(2)	(2)	—
Common stock issuance	—	—	6	—	—	6	—	6	—
Common stock acquired - Share repurchase	—	(500)	(20)	—	—	(520)	—	(520)	—
Dividends on preferred stock	—	—	—	—	(37)	(37)	—	(37)	—
Dividends on common stock	—	—	—	—	(125)	(125)	—	(125)	—
Share-based compensation	—	(48)	98	—	(4)	46	—	46	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	(2)	(2)	(36)	(38)	(10)
Balance as of September 30, 2024	$1	$(604)	$6,227	$(1,812)	$907	$4,719	$1,665	$6,384	$198

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

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,266	$1,274
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	4,021	5,578
Equity securities	36	31
Mortgage loans on real estate	578	447
Limited partnerships/corporations	210	124
Acquisition of:
Fixed maturities	(3,306)	(3,655)
Equity securities	(59)	(25)
Mortgage loans on real estate	(242)	(376)
Limited partnerships/corporations	(290)	(131)
Short-term investments, net	111	60
Derivatives, net	116	54
Sales from CIEs	1,168	652
Purchases within CIEs	(1,925)	(780)
Collateral received (delivered), net	(2)	166
Receipts on deposit asset contracts	176	208
Payments for business acquisitions, net of cash acquired	—	(584)
Other, net	(88)	(70)
Net cash provided by (used in) investing activities	504	1,699
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,231	1,718
Maturities and withdrawals from investment contracts	(4,301)	(4,460)
Proceeds from issuance of long-term debt, net	397	388
Repayments of long-term debt, including current maturities	—	(539)
Borrowings of CIEs	763	232
Repayments of borrowings of CIEs	(693)	(388)
Contributions from (distributions to) participants in CIEs, net	1,026	385
Proceeds from issuance of common stock, net	6	—
Common stock acquired - Share repurchase	(520)	(212)
Dividends paid on preferred stock	(37)	(32)
Dividends paid on common stock (including dividend equivalent payments of $3 and $2 as of 2024 and 2023, respectively)	(128)	(85)
Other, net	(87)	(70)
Net cash provided by (used in) financing activities	(1,343)	(3,063)
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	427	(90)
Cash and cash equivalents, including cash in CIEs, beginning of period	1,118	1,007
Cash and cash equivalents, including cash in CIEs, end of period	$1,545	$917
	September 30, 2024	December 31, 2023
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents	$1,457	$937
Cash and cash equivalents in CIEs	88	181
Total cash and cash equivalents, including cash in CIEs	$1,545	$1,118

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc., together with its subsidiaries (collectively, the "Company"), is a financial services organization that offers a broad range of retirement services, group insurance and supplemental health products, investment management services and mutual funds primarily in the United States. Products and services are provided by the Company through three segments: Wealth Solutions, Health Solutions and Investment Management. Activities not directly related to the Company's segments and certain run-off activities that are not meaningful to the Company's business strategy are included within Corporate. See the Segments Note to these Condensed Consolidated Financial Statements.

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

On September 11, 2024, the Company announced a definitive agreement to acquire the full-service retirement plan business of OneAmerica Financial. This acquisition will be accomplished through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to the Company's full-service business in Wealth Solutions, including incremental assets in attractive emerging and mid-market segments, employee stock ownership plan capabilities and new opportunities for distribution partnerships. The transaction, subject to customary closing conditions, is expected to close on January 1, 2025. The purchase consideration includes approximately $50 in cash to be paid at closing and contingent consideration of up to $160 based on plan persistency and transition incentives.

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

The accompanying Condensed Consolidated Financial Statements are unaudited and reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2024:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$388	$6	$20	$—	$—	$374
U.S. Government agencies and authorities	29	2	—	—	—	31
State, municipalities and political subdivisions	717	—	82	—	—	635
U.S. corporate public securities	7,826	207	780	—	—	7,253
U.S. corporate private securities	5,162	75	236	—	6	4,995
Foreign corporate public securities and foreign governments(1)	2,686	71	206	—	2	2,549
Foreign corporate private securities(1)	2,761	48	96	—	1	2,712
Residential mortgage-backed securities	3,974	42	200	3	—	3,819
Commercial mortgage-backed securities	3,890	3	483	—	17	3,393
Other asset-backed securities	2,787	41	37	—	6	2,785
Total fixed maturities, including securities pledged	30,220	495	2,140	3	32	28,546
Less: Securities pledged	1,543	—	80	—	—	1,463
Total fixed maturities	$28,677	$495	$2,060	$3	$32	$27,083
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2024, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$610	$593
After one year through five years	3,848	3,798
After five years through ten years	3,664	3,655
After ten years	11,447	10,503
Mortgage-backed securities	7,864	7,212
Other asset-backed securities	2,787	2,785
Fixed maturities, including securities pledged	$30,220	$28,546

As of September 30, 2024 and December 31, 2023, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements and Securities Pledged

As of September 30, 2024 and December 31, 2023, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements.

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

The following table presents Securities pledged as of the dates indicated:

	September 30, 2024	December 31, 2023
Securities pledged/obligations under repurchase agreements(1)	$204	$117
Securities loaned to lending agent(2)	1,091	842
Securities pledged as collateral(2)(3)	168	201
Total	$1,463	$1,160
(1) Comprised of other asset-backed securities and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.
(2) Included in Securities pledged on the Condensed Consolidated Balance Sheets.
(3) See Collateral within the Derivatives Note to these Condensed Consolidated Financial Statements for more information.

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	September 30, 2024	December 31, 2023
U.S. Treasuries	$13	$14
U.S. corporate public securities	649	568
Short-term investments	155	55
Foreign corporate public securities and foreign governments	315	238
Total(1)	$1,132	$875
(1) As of September 30, 2024 and December 31, 2023, liabilities to return cash collateral were $925 and $660, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following tables presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the periods presented:

	Nine Months Ended September 30, 2024
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$9	$3	$2	$3	$17
Credit losses on securities for which credit losses were not previously recorded	6	9	—	—	1	16
Reductions for securities sold during the period	—	—	(1)	—	—	(1)
Increase (decrease) on securities with allowance recorded in previous period	—	(1)	—	(1)	2	—
Balance as of September 30	$6	$17	$2	$1	$6	$32

	Year Ended December 31, 2023
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$9	$2	$1	$12
Credit losses on securities for which credit losses were not previously recorded	—	9	—	—	2	11
Reductions for securities sold during the period	—	—	(5)	—	—	(5)
Increase (decrease) on securities with allowance recorded in previous period	—	—	(1)	—	—	(1)
Balance as of December 31	$—	$9	$3	$2	$3	$17

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of September 30, 2024
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$66	$1	$150	$19	$216	$20
State, municipalities and political subdivisions	1	—	618	82	619	82
U.S. corporate public securities	96	8	4,573	772	4,669	780
U.S. corporate private securities	178	2	3,061	234	3,239	236
Foreign corporate public securities and foreign governments	47	2	1,367	204	1,414	206
Foreign corporate private securities	10	—	1,605	96	1,615	96
Residential mortgage-backed	19	—	1,290	200	1,309	200
Commercial mortgage-backed	32	—	3,091	483	3,123	483
Other asset-backed	34	1	371	36	405	37
Total	$483	$14	$16,126	$2,126	$16,609	$2,140

	As of December 31, 2023
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$99	$3	$109	$18	$208	$21
U.S. Government agencies and authorities	—	—	3	1	3	1
State, municipalities and political subdivisions	20	—	731	101	751	101
U.S. corporate public securities	321	17	5,101	887	5,422	904
U.S. corporate private securities	176	7	3,365	317	3,541	324
Foreign corporate public securities and foreign governments	82	2	1,749	268	1,831	270
Foreign corporate private securities	189	5	2,101	124	2,290	129
Residential mortgage-backed	114	3	1,354	254	1,468	257
Commercial mortgage-backed	84	2	3,269	642	3,353	644
Other asset-backed	136	3	1,156	68	1,292	71
Total	$1,221	$42	$18,938	$2,680	$20,159	$2,722

As of September 30, 2024, the average duration of our fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

As of September 30, 2024 and December 31, 2023, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired.

Intent impairments were $1 and $6 for the three and nine months ended September 30, 2024, respectively, and $18 and $25 for the three and nine months ended September 30, 2023, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three and nine months ended September 30, 2024 and 2023, the Company had no material debt modifications that require such disclosure.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of September 30, 2024 and December 31, 2023, respectively.

	As of September 30, 2024
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2024	$129	$83	$15	$—	$—	$227
2023	117	222	39	—	—	378
2022	231	295	105	—	—	631
2021	238	196	115	—	—	549
2020	186	86	—	—	—	272
Prior	2,570	185	16	—	18	2,789
Total	$3,471	$1,067	$290	$—	$18	$4,846

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

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of September 30, 2024 and December 31, 2023, respectively.

	As of September 30, 2024
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2024	$96	$91	$33	$7	$227
2023	114	74	179	11	378
2022	271	76	84	200	631
2021	259	12	83	195	549
2020	209	19	20	24	272
Prior	2,109	228	350	102	2,789
Total	$3,058	$500	$749	$539	$4,846
*No commercial mortgage loans were secured by land or construction loans

	As of December 31, 2023
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2023	$189	$116	$67	$—	$372
2022	204	68	192	187	651
2021	260	14	64	329	667
2020	211	24	21	50	306
2019	203	26	84	21	334
Prior	2,216	264	255	153	2,888
Total	$3,283	$512	$683	$740	$5,218
*No commercial mortgage loans were secured by land or construction loans

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of September 30, 2024 and December 31, 2023, respectively.

	As of September 30, 2024
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2024	$28	$80	$34	$44	$20	$1	$8	$3	$9	$227
2023	69	84	12	102	39	40	3	26	3	378
2022	140	132	49	98	94	92	5	1	20	631
2021	96	51	116	93	97	47	9	40	—	549
2020	62	134	17	10	12	15	—	7	15	272
Prior	721	657	665	178	228	136	58	117	29	2,789
Total	$1,116	$1,138	$893	$525	$490	$331	$83	$194	$76	$4,846

	As of December 31, 2023
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2023	$69	$77	$12	$101	$39	$42	$3	$26	$3	$372
2022	140	132	47	100	113	93	5	1	20	651
2021	96	63	124	148	111	75	9	40	1	667
2020	63	155	17	10	12	26	—	7	16	306
2019	53	100	10	74	45	4	14	13	21	334
Prior	734	605	765	189	214	171	47	144	19	2,888
Total	$1,155	$1,132	$975	$622	$534	$411	$78	$231	$80	$5,218

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of September 30, 2024 and December 31, 2023, respectively.

	As of September 30, 2024
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$25	$130	$57	$15	$—	$—	$—	$227
2023	125	171	33	17	32	—	—	378
2022	79	262	236	34	10	10	—	631
2021	35	131	245	111	—	18	9	549
2020	56	48	71	97	—	—	—	272
Prior	676	727	672	442	68	157	47	2,789
Total	$996	$1,469	$1,314	$716	$110	$185	$56	$4,846

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2023
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$125	$164	$33	$18	$32	$—	$—	$372
2022	79	263	255	34	10	10	—	651
2021	36	145	335	123	—	18	10	667
2020	57	49	72	128	—	—	—	306
2019	45	82	160	36	11	—	—	334
Prior	780	755	618	463	60	163	49	2,888
Total	$1,122	$1,458	$1,473	$802	$113	$191	$59	$5,218

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2024	December 31, 2023
Allowance for credit losses, beginning of period	$26	$18
Credit losses on mortgage loans for which credit losses were not previously recorded	—	2
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	1	9
Provision for expected credit losses	27	29
Write-offs	(3)	(3)
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, end of period	$24	$26

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	September 30, 2024	December 31, 2023
Current	$4,808	$5,202
30-59 days past due	—	—
60-89 days past due	12	—
Greater than 90 days past due	26	16
Total	$4,846	$5,218

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments, or when a loan has matured without being paid off or extended. As of September 30, 2024 and December 31, 2023, the Company had $38 and $16, respectively, of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the nine months ended September 30, 2024 and the year ended December 31, 2023 was immaterial.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturities	$420	$438	$1,252	$1,336
Equity securities	7	3	16	17
Mortgage loans on real estate	58	64	179	187
Policy loans	6	5	16	16
Short-term investments and cash equivalents	11	10	31	28
Limited partnerships and other	26	44	116	106
Gross investment income	528	564	1,610	1,690
Less: Investment expenses	22	17	57	53
Net investment income	$506	$547	$1,553	$1,637

As of September 30, 2024 and December 31, 2023, the Company had $6 and $10, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturities, available-for-sale, including securities pledged	$15	$(24)	$(19)	$(41)
Fixed maturities, at fair value option	96	(135)	(15)	(243)
Equity securities, at fair value	7	(3)	11	(6)
Derivatives	(128)	134	48	199
Embedded derivatives - fixed maturities	3	(3)	1	(4)
Other derivatives	1	—	1	—
Standalone derivatives	(1)	1	—	1
Managed custody guarantees	6	(15)	6	(12)
Stabilizer	(6)	(9)	(7)	(9)
Mortgage loans	(4)	(1)	(1)	(11)
Other investments	(3)	48	—	47
Net gains (losses)	$(14)	$(7)	$25	$(79)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds on sales	$753	$862	$2,199	$4,499
Gross gains	18	11	37	54
Gross losses	13	14	49	69

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of September 30, 2024 and December 31, 2023.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2024			December 31, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Interest rate contracts	$200	$—	$7	$—	$—	$—
Foreign exchange contracts	100	—	2	98	—	4
Cash flow hedges:
Interest rate contracts	12	—	—	12	—	—
Foreign exchange contracts	655	21	11	718	33	7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	15,005	195	331	16,773	270	354
Foreign exchange contracts	173	2	3	183	4	2
Equity contracts	286	7	3	255	4	2
Credit contracts	126	—	2	137	—	2
Embedded derivatives and Managed custody guarantees ("MCGs"):
Within fixed maturity investments(2)	N/A	3	—	N/A	2	—
Within reinsurance agreements(4)	N/A	40	45	N/A	61	49
MCGs(3)	N/A	—	2	N/A	—	8
Stabilizers(3)	N/A	—	8	N/A	—	1
Total		$268	$414		$374	$429
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
N/A - Not applicable

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter (“OTC”) and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized(1)	Counterparty Netting(2)	Cash Collateral Netting(2)	Securities Collateral Netting(2)	Net Receivables/ Payables
September 30, 2024
Derivative assets	$224	$(193)	$(25)	$(2)	$4
Derivative liabilities	359	(193)	(158)	(5)	3
December 31, 2023
Derivative assets	311	(216)	(76)	(8)	11
Derivative liabilities	370	(216)	(150)	(3)	1
(1) As of September 30, 2024, gross amounts exclude asset and liability exchange traded contracts of $1 and $0, respectively. As of December 31, 2023, gross amounts exclude asset and liability exchange traded contracts of $0 and $1, respectively.
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

As of September 30, 2024, the Company held $25 and pledged $159 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2023, the Company held $84 and pledged $147 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2024, the Company delivered $168 of securities and held $3 of securities as collateral. As of December 31, 2023, the Company delivered $201 of securities and held $11 of securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	2024		2023
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended September 30,
Amount of Gain (Loss) Recognized in Other Comprehensive Income	$—	$(29)	$—	$7
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	5	—	3

Nine Months Ended September 30,
Amount of Gain (Loss) Recognized in Other Comprehensive Income	$—	$(18)	$—	$(11)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	11	—	8

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	2024		2023
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$506	$(14)	$547	$(7)
Fair value hedges:
Interest rate contracts:
Hedged items	—	7	—	—
Derivatives designated as hedging instruments	—	(7)	—	—
Foreign exchange contracts:
Hedged items	—	3	—	(3)
Derivatives designated as hedging instruments(1)	—	(4)	—	4
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	3	3	—

Nine Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$1,553	$25	$1,637	$(79)
Fair value hedges:
Interest rate contracts:
Hedged items	—	8
Derivatives designated as hedging instruments	—	(8)
Foreign exchange contracts:
Hedged items	—	1	—	(1)
Derivatives designated as hedging instruments(1)	—	—	—	3
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	7	4	8	—
(1) The change in derivative instruments designated and qualifying as fair value hedges of $0 and $1 were excluded from the assessment of hedge effectiveness and recognized currently in earnings for the three and nine months ended September 30, 2024, respectively. The change in derivative instruments designated and qualifying as fair value hedges of $1 and $2 were excluded from the assessment of hedge effectiveness and recognized currently in earnings for three and nine months ended September 30, 2023, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$(129)	$138	$36	$196
Foreign exchange contracts	Net gains (losses)	(1)	(2)	(4)	(1)
Equity contracts	Net gains (losses)	8	(7)	19	1
Credit contracts	Net gains (losses)	1	1	—	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	3	(3)	1	(4)
Within reinsurance agreements(1)	Policyholder benefits	(27)	29	(23)	11
MCGs	Net gains (losses)	6	(15)	6	(12)
Stabilizers	Net gains (losses)	(6)	(9)	(7)	(9)
Total		$(145)	$132	$28	$182
(1) For the three months ended September 30, 2024, the amount excluded gains (losses) of $(1) from standalone derivatives recognized in Net gains (losses). For the nine months ended September 30, 2024, the amount excluded gains (losses) of $0 from standalone derivatives recognized in Net gains (losses). For the three and nine months ended September 30, 2023, the amount excluded gains (losses) of $1 from standalone derivatives recognized in Net gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2024:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$319	$55		$—	$374
U.S. Government agencies and authorities	—	31		—	31
State, municipalities and political subdivisions	—	635		—	635
U.S. corporate public securities	—	7,242		11	7,253
U.S. corporate private securities	—	3,550		1,445	4,995
Foreign corporate public securities and foreign governments(1)	—	2,539		10	2,549
Foreign corporate private securities(1)	—	2,244		468	2,712
Residential mortgage-backed securities	—	3,753		66	3,819
Commercial mortgage-backed securities	—	3,393		—	3,393
Other asset-backed securities	—	2,751		34	2,785
Total fixed maturities, including securities pledged	319	26,193		2,034	28,546
Equity securities	149	—		102	251
Derivatives:
Interest rate contracts	2	193		—	195
Foreign exchange contracts	—	23		—	23
Equity contracts	—	7		—	7
Embedded derivative on reinsurance	—	40		—	40
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,808	14		—	2,822
Assets held in separate accounts	97,372	5,812		348	103,532
Total assets	$100,650	$32,282		$2,484	$135,416
Liabilities:
Contingent consideration	$—	$—		$35	$35
Stabilizer and MCGs	—	—		10	10
Derivatives:
Interest rate contracts	1	337		—	338
Foreign exchange contracts	—	16		—	16
Equity contracts	—	3		—	3
Credit contracts	—	2		—	2
Embedded derivative on reinsurance	—	(7)	(2)	52	45
Total liabilities	$1	$351		$97	$449
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2024
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	12	—	(1)	—	—	—	—	—	—	11	—	(1)
U.S. corporate private securities	1,464	(4)	58	118	—	(3)	(81)	—	(107)	1,445	2	54
Foreign corporate public securities and foreign governments(1)	17	—	1	10	—	(18)	—	—	—	10	—	—
Foreign corporate private securities(1)	444	2	2	22	—	—	(2)	—	—	468	1	3
Residential mortgage-backed securities	49	4	—	13	—	—	—	—	—	66	5	—
Other asset-backed securities	24	—	—	12	—	—	(2)	—	—	34	—	—
Total fixed maturities, including securities pledged	2,010	2	60	175	—	(21)	(85)	—	(107)	2,034	8	56
Equity securities, at fair value	98	4	—	—	—	—	—	—	—	102	4	—
Contingent consideration	(49)	—	—	—	—	—	14	—	—	(35)	—	—
Stabilizer and MCGs(2)	(10)	—	—	—	—	—	—	—	—	(10)	—	—
Embedded derivatives on reinsurance	(57)	(1)	—	—	—	—	6	—	—	(52)	—	—
Assets held in separate accounts(4)	363	11	—	12	—	(9)	—	—	(29)	348	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2024
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—	$—	$—	$—	$—	$—	$—	$(1)	$—	$—	$—
U.S. corporate public securities	18	—	—	—	—	—	(7)	—	—	11	—	(1)
U.S. corporate private securities	1,526	(5)	36	240	—	(9)	(196)	—	(147)	1,445	1	29
Foreign corporate public securities and foreign governments(1)	—	—	—	10	—	—	—	—	—	10	—	—
Foreign corporate private securities(1)	436	2	(9)	43	—	(9)	(46)	51	—	468	1	(9)
Residential mortgage-backed securities	57	—	—	13	—	—	—	—	(4)	66	1	—
Other asset-backed securities	52	—	—	12	—	—	(5)	—	(25)	34	—	—
Total fixed maturities, including securities pledged	2,090	(3)	27	318	—	(18)	(254)	51	(177)	2,034	3	19
Equity securities, at fair value	96	6	—	—	—	—	—	—	—	102	6	—
Contingent consideration	(51)	—	—	—	—	—	16	—	—	(35)	—	—
Stabilizer and MCGs(2)	(9)	—	—	—	(1)	—	—	—	—	(10)	—	—
Embedded derivatives on reinsurance	(58)	—	—	—	—	—	6	—	—	(52)	—	—
Assets held in separate accounts(4)	348	12	—	47	—	(24)	—	5	(40)	348	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2024 and 2023, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.
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

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$28,546	$28,546	$28,611	$28,611
Equity securities	251	251	236	236
Mortgage loans on real estate	4,846	4,702	5,218	4,941
Policy loans	345	345	352	352
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,822	2,822	2,165	2,165
Derivatives	225	225	311	311
Embedded derivatives on reinsurance	40	40	61	61
Other investments	66	66	64	64
Assets held in separate accounts	103,532	103,532	93,133	93,133
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$31,403	$34,625	$32,848	$34,856
Funding agreements with fixed maturities	1,251	1,207	1,175	1,178
Supplementary contracts, immediate annuities and other	582	539	628	571
Stabilizer and MCGs	10	10	9	9
Derivatives	359	359	371	371
Embedded derivative on reinsurance	45	45	49	49
Short-term debt	397	396	1	1
Long-term debt	2,103	2,083	2,097	1,998
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts, immediate annuities and other	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") for the periods indicated:

	DAC			VOBA (1)
	Wealth Solutions Deferred and Individual Annuities	Health Solutions Voluntary (2)	Businesses exited
Balance as of January 1, 2023	$691	$171	$1,043	$439
Deferrals of commissions and expenses	59	54	—	4
Amortization expense	(55)	(32)	(105)	(37)
Balance as of December 31, 2023	$695	$193	$938	$406
Deferrals of commissions and expenses	45	42	—	3
Amortization expense	(41)	(25)	(76)	(25)
Balance as of September 30, 2024	$699	$210	$862	$384
(1)There was no loss recognition related to VOBA during the periods presented.
(2) During the second quarter of 2024, the Company reclassified certain insurance products within the Health Solutions segment from Group to Voluntary. As a result, the rollforward above and the reconciliation table below have been updated for 2023 to reflect this change.

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	September 30, 2024	December 31, 2023
DAC:
Wealth Solutions Deferred and Individual Annuities	$699	$695
Health Solutions Voluntary	210	193
Businesses exited	862	938
Other	18	18
VOBA	384	406
Total	$2,173	$2,250

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Future Policy Benefits and Contract Owner Account Balances

Health Solutions Group products include long-duration term life insurance, as well as long-term disability products that are mostly employer paid. Health Solutions Voluntary products include long-duration whole life insurance, critical illness, and accident and hospital indemnity insurance that are mostly employee paid. The following tables present the balances and changes in the liability for future policy benefits for Health Solutions Group, Health Solutions Voluntary and Businesses Exited as of September 30, 2024 and December 31, 2023.

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	2024	2023	2024	2023	2024	2023
Present Value of Expected Net Premiums:
Balance at January 1	$68	$77	$101	$97	$3,145	$4,244
Beginning balance at original discount rate	71	84	102	100	2,992	4,128
Reclassifications(2)	(65)	—	65	—	—	—
Effect of change in cash flow assumptions	(1)	(6)	(1)	6	(5)	(921)
Effect of actual variances from expected experience	—	11	33	8	(105)	(91)
Adjusted balance at January 1	5	89	199	114	2,882	3,116
Interest accrual	—	2	6	4	119	196
Net premiums collected(1)	(1)	(20)	(25)	(16)	(234)	(320)
Ending balance at original discount rate	4	71	180	102	2,767	2,992
Effects of changes in discount rate assumptions	—	(3)	(2)	(1)	162	153
Balance at end of period	$4	$68	$178	$101	$2,929	$3,145

Present Value of Expected Future Policy Benefits:
Balance at January 1	$899	$881	$307	$285	$7,538	$8,639
Beginning balance at original discount rate	918	913	307	294	7,404	8,644
Reclassifications(2)	(150)	—	150	—	—	—
Effect of change in cash flow assumptions	(12)	(8)	(1)	13	10	(805)
Effect of actual variances from expected experience	(2)	(16)	44	9	(91)	(123)
Adjusted balance at January 1	754	889	500	316	7,323	7,716
Issuances	94	136	—	—	11	17
Interest accrual	16	24	14	14	278	412
Benefit payments	(90)	(131)	(32)	(23)	(550)	(741)
Ending balance at original discount rate	774	918	482	307	7,062	7,404
Effects of changes in discount rate assumptions	(7)	(19)	(2)	—	191	134
Balance at end of period	$767	$899	$480	$307	$7,253	$7,538

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net liability for future policy benefits	$763	$831	$302	$206	$4,324	$4,392
Less: Reinsurance recoverable	328	315	9	—	4,237	4,342
Net liability for future policy benefits, after reinsurance recoverable	$435	$516	$293	$206	$87	$50
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

The following table presents a rollforward of the additional reserve liability for Businesses exited for the periods indicated:

	Businesses exited
	September 30, 2024	December 31, 2023
Balance at beginning of period	$2,001	$2,107
Effect of change in cash flow assumptions	(38)	(44)
Effect of actual variances from expected experience	(12)	(100)
Adjusted balance at January 1	1,951	1,963
Interest accrual	62	84
Excess Benefits	(304)	(417)
Assessments	201	371
Balance at end of period	1,910	2,001
Less: Reinsurance recoverable	1,858	1,950
Net additional liability, after reinsurance recoverable	$52	$51

The reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2024	December 31, 2023
Health Solutions Group	$763	$831
Health Solutions Voluntary	302	206
Businesses Exited - Future policy benefits	4,324	4,392
Businesses Exited - Additional liability	1,910	2,001
Business Exited - Other	1,305	1,335
Other(1)	939	795
Total	$9,543	$9,560
(1) Primarily consists of short-duration contracts.

The amount of undiscounted expected gross premiums and future benefit payments is presented in the table below:

	September 30, 2024		December 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Health Solutions Group
Expected future benefit payments	$967	$774	$1,144	$918
Expected future gross premiums	11	9	271	214
Health Solutions Voluntary
Expected future benefit payments	865	482	668	307
Expected future gross premiums	631	445	341	213

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the weighted average duration of the liability for future policy benefits and the weighted average interest rates for the periods indicated:

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Weighted average duration (in years)(1)	7	7	14	14	8	8
Interest accretion rate	4.0%	4.0%	5.1%	5.2%	5.0%	4.9%
Current discount rate	4.8%	4.9%	5.1%	5.1%	5.0%	5.1%
(1) Weighted average duration (in years) for Businesses Exited includes additional liability.

The weighted average interest rates for the additional liability related to businesses exited were 4.3% and 4.2% for the periods ended September 30, 2024 and December 31, 2023, respectively.

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity		Businesses Exited
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Balance at January 1	$31,139	$33,622	$4,635	$5,146
Deposits	1,837	2,309	214	288
Fee income	(36)	(9)	(275)	(373)
Surrenders, withdrawals and benefits	(3,780)	(5,663)	(430)	(577)
Net transfers (from) to the general account(1)	105	(5)	4	10
Interest credited	635	885	130	141
Ending Balance	$29,900	$31,139	$4,278	$4,635

Weighted-average crediting rate	2.8%	2.8%	3.9%	2.5%
Net amount at risk(2)	$96	$123	$686	$734
Cash surrender value	$29,441	$30,676	$1,284	$1,491
(1)    Net transfers (from) to the general account for Wealth Solutions includes transfers of $(866) and $(523) for 2024 and 2023, respectively, related to Voya-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.
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

The following table presents a reconciliation of the Contract owner account balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	September 30, 2024	December 31, 2023
Wealth Solutions Deferred group and individual annuity	$29,900	$31,139
Businesses exited	4,278	4,635
Non-puttable funding agreements	1,251	1,175
Business exited - Other	1,188	1,275
Other(1)	896	950
Total	$37,513	$39,174
(1)    Primarily consists of universal life contracts.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of September 30, 2024
Up to 1.00%	$90	$4,544	$3,676	$1,731	$1,478	$870	$12,389
1.01% - 2.00%	452	118	50	7	3	6	636
2.01% - 3.00%	10,331	96	65	105	—	4	10,601
3.01% - 4.00%	8,492	151	—	11	—	—	8,654
4.01% and Above	1,492	80	—	—	—	—	1,572
Renewable beyond 12 months(2)	377	—	—	—	2	—	379
Total discretionary rate setting products	$21,234	$4,989	$3,791	$1,854	$1,483	$880	$34,231

As of December 31, 2023
Up to 1.00%	$120	$5,070	$3,460	$2,215	$863	$800	$12,528
1.01% - 2.00%	527	131	50	8	3	6	725
2.01% - 3.00%	11,225	93	63	108	—	3	11,492
3.01% - 4.00%	8,873	152	—	6	—	—	9,031
4.01% and Above	1,566	83	—	—	—	—	1,649
Renewable beyond 12 months(2)	428	—	—	—	3	—	431
Total discretionary rate setting products	$22,739	$5,529	$3,573	$2,337	$869	$809	$35,856
(1)    Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after September 30, 2024 and December 31, 2023 on which we are required to credit interest above the contractual GMIR for the next twelve months.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	Direct	Assumed	Ceded	Total, Net of Reinsurance
September 30, 2024
Assets
Premiums receivable	$208	$11	$(235)	$(16)
Reinsurance recoverable, net of allowance for credit losses	—	—	11,502	11,502
Total	$208	$11	$11,267	$11,486

Liabilities
Future policy benefits and contract owner account balances	$46,150	$906	$—	$47,056
Liability for funds withheld under reinsurance agreements	108	—	—	108
Total	$46,258	$906	$—	$47,164

December 31, 2023
Assets
Premiums receivable	$193	$9	$(219)	$(17)
Reinsurance recoverable, net of allowance for credit losses	—	—	11,999	11,999
Total	$193	$9	$11,780	$11,982

Liabilities
Future policy benefits and contract owner account balances	$47,781	$953	$—	$48,734
Liability for funds withheld under reinsurance agreements	103	—	—	103
Total	$47,884	$953	$—	$48,837

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Premiums:
Direct premiums	$1,016	$896	$3,070	$2,706
Reinsurance assumed	6	5	17	20
Reinsurance ceded	(226)	(219)	(701)	(682)
Net premiums	$796	$682	$2,386	$2,044

Fee income:
Gross fee income	$634	$585	$1,854	$1,718
Reinsurance assumed	4	4	12	13
Reinsurance ceded	(98)	(100)	(296)	(304)
Net fee income	$540	$489	$1,570	$1,427

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,233	$1,099	$3,571	$3,221
Reinsurance assumed	7	21	43	51
Reinsurance ceded	(302)	(321)	(982)	(1,040)
Net interest credited and other benefits to contract owners / policyholders	$938	$799	$2,632	$2,232

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of September 30, 2024 and December 31, 2023, the Company had a deposit asset net of the allowance for credit losses of $1.1 billion and $1.2 billion, respectively, which is reported in Other assets on the Condensed Consolidated Balance Sheets.
8.     Separate Accounts

The following tables present a rollforward of separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	September 30, 2024			December 31, 2023
Wealth Solutions	Stabilizer	Deferred Annuity	Total	Stabilizer	Deferred Annuity	Total
Balance at January 1	$7,175	$82,310	$89,485	$7,196	$69,152	$76,348
Premiums and deposits	702	7,510	8,212	940	10,052	10,992
Fee income	(25)	(358)	(383)	(34)	(426)	(460)
Surrenders, withdrawals and benefits	(1,019)	(8,999)	(10,018)	(1,342)	(9,631)	(10,973)
Net transfers (from) to the separate account	—	(971)	(971)	—	(518)	(518)
Investment performance	384	12,846	13,230	415	13,681	14,096
Balance at end of period	$7,217	$92,338	$99,555	$7,175	$82,310	$89,485

Reconciliation to Condensed Consolidated Balance Sheets:
Other			3,977			3,648
Total Separate Account liabilities			$103,532			$93,133

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

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $92,314 and $82,286, as of September 30, 2024 and December 31, 2023, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts was as follows for the periods indicated:

	September 30, 2024	December 31, 2023
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$886	$1,015
Corporate and foreign debt securities	2,756	2,528
Mortgage-backed securities	3,191	3,231
Equity securities (including mutual funds)	96,257	85,916
Cash, cash equivalents and short-term investments	300	399
Receivable for securities and accruals	142	44
Total	$103,532	$93,133

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Measurement

Adjusted operating earnings before income taxes is a meaningful measure used by management to evaluate its business and segment performance. This measure enhances the understanding of the Company’s financial results by focusing on the operating performance and trends of the underlying core business segments by excluding items that tend to be highly variable from period to period based on capital market conditions and/or other factors. The Company uses the same accounting policies and procedures to measure segment Adjusted operating earnings before income taxes as it does for the directly comparable U.S. GAAP measure Income (loss) before income taxes. Adjusted operating earnings before income taxes does not replace Income (loss) before income taxes as the U.S. GAAP measure of the Company’s consolidated results of operations. Therefore, the Company believes that it is useful to evaluate both measures when reviewing the Company’s financial and operating performance. Each segment’s Adjusted operating earnings before income taxes are calculated by adjusting Income (loss) before income taxes for the following items:
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$211	$179	$611	$485
Health Solutions	23	53	142	271
Investment Management	72	63	189	168
Corporate	(60)	(52)	(178)	(175)
Total including Allianz noncontrolling interest	245	242	764	749
Less: Earning (loss) attributable to Allianz noncontrolling interest	16	14	40	35
Total	$230	$229	$724	$715

Adjustments:
Net investment gains (losses)	(33)	42	50	(4)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(52)	(68)	(121)	(122)
Income (loss) attributable to noncontrolling interests	(16)	(16)	51	107
Dividend payments made to preferred shareholders	16	14	37	32
Other adjustments	(28)	(28)	(63)	(150)
Total adjustments to income (loss) before income taxes	(113)	(56)	(45)	(138)

Income (loss) before income taxes	$116	$172	$679	$576

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted operating revenues by segment:
Wealth Solutions	$726	$702	$2,176	$2,090
Health Solutions	892	768	2,689	2,317
Investment Management	243	233	711	688
Corporate	6	14	15	39
Total	$1,867	$1,717	$5,591	$5,135

Adjustments:
Net investment gains (losses)	(33)	40	30	(21)
Revenues related to businesses exited or to be exited through reinsurance or divestment	52	21	89	53
Revenues attributable to noncontrolling interests	19	22	186	211
Other adjustments	50	24	144	152
Total adjustments to revenues	89	106	449	395

Total revenues	$1,956	$1,823	$6,040	$5,529

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Management intersegment revenues	$20	$21	$59	$65

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	September 30, 2024	December 31, 2023
Wealth Solutions	$131,936	$122,318
Health Solutions	3,553	3,336
Investment Management	1,790	1,600
Corporate	25,386	25,527
Total assets, before consolidation(1)	162,665	152,781
Consolidation of investment entities	4,268	4,304
Total assets	$166,933	$157,085
(1) Total assets, before consolidation include the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Share-based Incentive Compensation Plans

The Company previously offered equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plans"). On May 23, 2024, the Company's shareholders approved the Voya Financial, Inc. 2024 Omnibus Incentive Plan (the "2024 Omnibus Plan"), which is a successor to the Omnibus Plans, and no further grants shall be made pursuant to the Omnibus Plans. The 2024 Omnibus Plan provides for 8,000,000 shares of common stock to be initially available for issuance as equity-based compensation awards, less one share for every one share granted under the Omnibus Plans after December 31, 2023 and prior to the effective date of the 2024 Omnibus Plan. As of September 30, 2024, common stock reserved and available for issuance under the 2024 Omnibus Plan was 7,048,255 shares.

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and the 2024 Omnibus Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted Stock Unit (RSU) awards	$13	$14	$49	$67
Performance Stock Unit (PSU) awards	10	7	36	43
Total share-based compensation expense	23	21	85	110
Income tax benefit	5	4	21	26
After-tax share-based compensation expense	$18	$17	$64	$84

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the 2024 Omnibus Plan for the period indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	2.0	$67.06	2.2		$61.17
Adjustment for PSU performance factor	—	—	(0.1)		46.94
Granted	0.9	67.70	0.7		59.21
Vested	(0.8)	64.91	(0.6)		53.53
Forfeited	(0.1)	69.42	—	*	69.19
Outstanding as of September 30, 2024	2.0	$68.06	2.2		$63.55
*Less than 0.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the number of options under the Omnibus Plans for the period indicated:

	Stock Options
(awards in millions)	Number of Awards		Weighted Average Exercise Price
Outstanding as of January 1, 2024	1.2		$44.79
Granted	—		—
Exercised	(0.3)		42.55
Forfeited	—	*	50.03
Outstanding as of September 30, 2024	0.9		$45.47
Vested, exercisable, as of September 30, 2024	0.9		$45.47
*Less than 0.1

11.    Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2023	97.8	0.6	97.2
Common shares issued	9.7	—	9.7
Common shares acquired - share repurchase	—	5.4	(5.4)
Share-based compensation	2.1	0.7	1.4
Treasury stock retirement	(6.0)	(6.0)	—
Balance, December 31, 2023	103.6	0.7	102.9
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	6.9	(6.9)
Share-based compensation	1.7	0.7	1.0
Balance, September 30, 2024	105.4	8.3	97.1

Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends declared per share of common stock	$0.45	$0.40	$1.25	$0.80

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

As of September 30, 2024, the Company's remaining repurchase capacity under the Board's prior authorization was $382. On October 31, 2024, the Company's Board authorized additional share repurchases of $500. The Company's share repurchase

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

authorization expires on December 31, 2025 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions during the nine months ended September 30, 2024:

Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
September 12, 2024	$100	1,061,853	(1)	(1)	(1)
(1) This arrangement is scheduled to terminate no later than December 31, 2024, at which time the Company will settle any positive or negative share balances based on the daily volume-weighted average price of the Company's common stock.

The following table presents repurchases of our common stock pursuant to 10b5-1 plans and through open market repurchases for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Shares of common stock	5,811,158	3,107,195
Payment	$415	$216

Subsequent to September 30, 2024, the Company repurchased 997,994 shares pursuant to a 10b5-1 plan for $81.

Preferred Stock

As of September 30, 2024 and December 31, 2023, there were 100,000,000 shares of preferred stock authorized. Shares of preferred stock issued and outstanding are as follows:

	September 30, 2024		December 31, 2023
Series	Issued	Outstanding	Issued	Outstanding
7.758% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

Dividends declared on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended September 30,	Per Share	Aggregate	Per Share	Aggregate
2024	$38.790	$13	$13.375	$4
2023	30.625	10	13.375	4
Nine Months Ended September 30,
2024	77.580	25	40.125	12
2023	61.250	20	40.125	12

As of September 30, 2024, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.    Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2024	2023	2024	2023
Earnings
Net income (loss) available to common shareholders:
Net income (loss)	$98	$246	$621	$610
Less: Preferred stock dividends	16	14	37	32
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(16)	(16)	51	107
Net income (loss) available to common shareholders	$98	$248	$533	$471
Weighted average common shares outstanding
Basic	98.2	105.8	100.2	102.2
Dilutive Effects:
Warrants(1)	—	—	—	4.3
RSUs	1.1	1.1	1.1	1.1
PSUs	0.7	1.1	0.7	1.2
Stock Options	0.4	0.4	0.4	0.5
Diluted	100.4	108.4	102.4	109.3
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share (2)
Basic	$1.00	$2.35	$5.32	$4.62
Diluted	$0.98	$2.29	$5.20	$4.31
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

13.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated other comprehensive income ("AOCI") as of the dates indicated:

	September 30, 2024	September 30, 2023
Fixed maturities, net of impairment	$(1,648)	$(3,881)
Derivatives(1)	34	100
Change in current discount rate	(838)	(850)
Deferred income tax asset (liability)(2)	638	1,096
Total	(1,814)	(3,535)
Pension and other postretirement benefits liability, net of tax	2	2
AOCI	$(1,812)	$(3,533)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2024, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $12.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

	Three Months Ended September 30, 2024
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,047		$(219)	$828
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(20)		4	(16)
Change in unrealized gains/losses on available-for-sale securities	1,027		(215)	812

Derivatives:
Derivatives	(28)	(1)	6	(22)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains/losses on derivatives	(32)		7	(25)

Change in current discount rate	(20)		4	(16)
Change in Accumulated other comprehensive income (loss)	$975		$(204)	$771
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Nine Months Ended September 30, 2024
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$717		$(151)	$566
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	4		(1)	3
Change in unrealized gains (losses) on available-for-sale securities	721		(152)	569

Derivatives:
Derivatives	(17)	(1)	4	(13)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(12)		3	(9)
Change in unrealized gains (losses) on derivatives	(29)		7	(22)

Change in current discount rate	52		(11)	41
Change in Accumulated other comprehensive income (loss)	$744		$(156)	$588
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2023
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(937)		$197	$(740)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	18		(4)	14
Change in unrealized gains (losses) on available-for-sale securities	(919)		193	(726)

Derivatives:
Derivatives	7	(1)	(2)	5
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains (losses) on derivatives	3		(1)	2

Change in current discount rate	(23)		5	(18)
Change in Accumulated other comprehensive income (loss)	$(939)		$197	$(742)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Nine Months Ended September 30, 2023
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(619)		$130	$(489)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	32		(7)	25
Change in unrealized gains (losses) on available-for-sale securities	(587)		123	(464)

Derivatives:
Derivatives	(11)	(1)	2	(9)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(14)		3	(11)
Change in unrealized gains (losses) on derivatives	(25)		5	(20)

Change in current discount rate	7		(1)	6
Change in Accumulated other comprehensive income (loss)	$(605)		$127	$(478)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

14.    Revenue from Contracts with Customers

Financial services and software subscriptions and services revenue is disaggregated by type of service in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Wealth Solutions:
Advisory and recordkeeping and administration	$163	$125	$463	$369
Distribution and shareholder servicing	34	29	100	88
Investment Management:
Advisory, asset management and recordkeeping and administration	248	236	732	698
Distribution and shareholder servicing	40	36	119	100
Health Solutions:
Recordkeeping and administration	7	4	19	15
Software subscriptions and services	50	53	154	167
Corporate:
Recordkeeping and administration	—	8	2	25
Total financial services and software subscriptions and services revenue	542	491	1,589	1,462
Revenue from other sources(1)	101	79	270	210
Total Fee income and Other revenue	$643	$570	$1,859	$1,672
(1) Primarily consists of revenue from insurance contracts and financial instruments.

Net receivables of $339 are included in Other assets on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

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

The Company's effective tax rate for the three months ended September 30, 2024 was 15.5%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD"), tax credits and noncontrolling interest.

The Company's effective tax rate for the nine months ended September 30, 2024 was 8.5%. The effective tax rate differed from the statutory rate of 21% primarily due to the Security Life of Denver Company capital loss carryback as discussed below, the effect of the DRD, noncontrolling interest and tax credits.

The Company's effective tax rate for the three months ended September 30, 2023 was (43.0)%. The effective tax rate differed from the statutory rate of 21% primarily due to the Security Life of Denver Company capital loss carryback, the effect of the DRD and tax credits.

The Company's effective tax rate for the nine months ended September 30, 2023 was (5.9)%. The effective tax rate differed from the statutory rate of 21% primarily due to the Security Life of Denver Company capital loss carryback, the effect of the DRD, noncontrolling interest and tax credits.

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

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of September 30, 2024, the Company had year-to-date gains on securities of $692 in Other comprehensive income reducing the related DTA. Additionally, income before income taxes available to the Company remained positive for the period and was largely consistent with the 2023 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8. of the Annual Report on Form 10-K.

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

Tax Legislative Matters

In August 2022, the Inflation Reduction Act was signed into law creating the corporate alternative minimum tax ("CAMT"). In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. Based on the proposed regulations, the Company does not expect to be subject to the CAMT for 2024.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

16.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt issued or borrowed and outstanding as of the periods indicated:

	Issuer	Maturity	September 30, 2024	December 31, 2023
3.976% Senior Notes, due 2025 (2)(3)	Voya Financial, Inc.	02/15/2025	$397	$390
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	446	446
5.0% Senior Notes, due 2034 (2)(3)	Voya Financial, Inc.	09/20/2034	395	—
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	396	396
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	Voya Financial, Inc.	01/23/2048	336	336
7.625% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings, Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings, Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	2	2
Subtotal			2,500	2,098
Less: Current portion of long-term debt			397	1
Total			$2,103	$2,097
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.

As of September 30, 2024, the Company was in compliance with its debt covenants.

Senior Notes

On September 20, 2024, Voya Financial, Inc. issued $400 of unsecured 5.0% Senior Notes due 2034 (the "2034 Notes"). The 2034 Notes are fully, irrevocably, and unconditionally guaranteed by Voya Holdings Inc. Interest is paid semi-annually in arrears on March 20 and September 20 of each year, commencing on March 20, 2025. The offering resulted in aggregate net proceeds to the Company of $397, after deducting commissions and expenses. The Company intends to use the net proceeds for the repayment at maturity of the $400 outstanding principal amount of its 3.976% Senior Notes due February 15, 2025.

Aetna Notes

As of September 30, 2024, outstanding principal amount of the 7.625% Voya Holdings Inc. debentures, due 2026 and 6.97% Voya Holdings Inc. debentures, due 2036 (collectively, the "Aetna Notes") was $218, which is guaranteed by ING Group. As of September 30, 2024, the Company provided $231 of collateral benefiting ING Group, comprised of a deposit of $219 to a control account with a third-party collateral agent and $12 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the nine months ended September 30, 2024 and 2023 were immaterial.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's credit facilities as of September 30, 2024:

Obligor / Applicant	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity		Utilization		Unused Commitment
Voya Financial, Inc.	Unsecured	Committed	05/01/2028	$500		$—		$500
Voya Financial, Inc.	Unsecured	Committed	04/07/2025	12	(2)	12	(1)	—
Total				$512		$12		$500
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

As of September 30, 2024, the Company may issue up to $100 principal amount of its 3.976% Senior Notes to the trust under the put option agreement.

Senior Unsecured Credit Facility Agreement

As of September 30, 2024, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires May 1, 2028. The facility provides $500 of committed capacity for revolving loan borrowings and letters of credit issuances, including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25. As of September 30, 2024, there were no amounts outstanding as revolving credit borrowings, no amounts of LOCs outstanding, and no amounts of swingline loans outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $4.998 billion, which may increase upon any future equity issuances by the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

17.    Commitments and Contingencies

Leases

During the three and nine months ended September 30, 2024, there was no impairment on the Company's right-of-use asset associated with leased office space. During the three months ended September 30, 2023, there was no impairment on the Company's right-of-use asset associated with leased office space. During the nine months ended September 30, 2023, the Company recorded an impairment of $14, on its right-of-use asset associated with leased office space. The impairments are included in Operating expenses in the Condensed Consolidated Statements of Operations.

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

As of September 30, 2024, the Company had off-balance sheet commitments to acquire mortgage loans of $119 and purchase limited partnerships and private placement investments of $1,169, of which $411 related to consolidated investment entities.

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

	September 30, 2024	December 31, 2023
Fixed maturity collateral pledged to FHLB(1)	$2,176	$1,956
FHLB restricted stock(2)	65	64
Fixed maturities-state and other deposits	40	37
Cash and cash equivalents	22	25
Securities pledged(3)	1,463	1,160
Total restricted assets	$3,766	$3,242
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $1,091 and $842 as of September 30, 2024 and December 31, 2023, respectively. In addition, as of September 30, 2024 and December 31, 2023, the Company delivered securities as collateral of $168 and $201, respectively, and repurchase agreements of $204 and $117, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2024 and December 31, 2023, the Company had $1,251 and $1,175, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, assets with a market value of approximately $2,176 and $1,956, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100.

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

As of September 30, 2024, approximately $93 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $385 and $316 as of September 30, 2024 and December 31, 2023, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if the Company remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 7 and 5 CLOs as of September 30, 2024 and December 31, 2023, respectively.

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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 13 and 11 partnerships as of September 30, 2024 and December 31, 2023, respectively.

The noncontrolling interest related to partnerships decreased from $1,685 at December 31, 2023 to $1,665 at September 30, 2024. Changes in market value, consolidations, deconsolidations, contributions, and distributions related to these investments in the funds directly impact the noncontrolling interest component of Shareholders' equity on the Company's Condensed Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by an increase in net distributions, partially offset by favorable market appreciation in limited partnership investments. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2024 and 2032, paying interest at SOFR, EURIBOR or PRIME plus a spread of up to 8.8%. As of September 30, 2024 and December 31, 2023, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $23 and $46, respectively. Less than 1.0% of the collateral loans were in default as of September 30, 2024 and December 31, 2023.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on SOFR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 8.8% for the more subordinated tranches. CLO notes mature in 2034 and 2036, and have a weighted average maturity of 11 years as of September 30, 2024. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of September 30, 2024, certain private equity funds maintained revolving lines of credit of $1,308. As of December 31, 2023, certain private equity funds maintained term loans and revolving lines of credit of $1,330. The term loans were fully paid off during the nine months ended September 30, 2024, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at EURIBOR or SOFR plus 140 - 240 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of September 30, 2024 and December 31, 2023, outstanding borrowings amount to $1,180 and $1,198, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - Other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of September 30, 2024:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$84	$—	$—	$—	$84
Corporate loans	—	1,345	—	—	1,345
Limited partnerships/corporations	—	—	—	3,033	3,033
Other investments(1)	—	—	23	—	23
VOEs
Cash and cash equivalents	4	—	—	—	4
Other investments(1)	—	—	—	49	49
Total assets	$88	$1,345	$23	$3,082	$4,538
Liabilities
VIEs
CLO notes	$—	$1,123	$—	$—	$1,123
Total liabilities	$—	$1,123	$—	$—	$1,123
(1) VIEs and VOEs - Other investments are reflected in Assets related to consolidated investment entities - Other assets on the Company's Condensed Consolidated Balance Sheets.

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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and nine months ended September 30, 2024 and 2023, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company had no deconsolidation during the three months ended September 30, 2024 and 2023. The Company had two and one deconsolidations during the nine months ended September 30, 2024 and 2023, respectively. Because the Company was no longer deemed to be the primary beneficiary of the VIEs, it no longer had a controlling financial interest in the entities. For deconsolidated investment entities, the Company continues to serve as the general partner and/or investment manager until such entities are fully liquidated.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of September 30, 2024 and December 31, 2023, the Company held $454 and $383 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

LPs

As of September 30, 2024 and December 31, 2023, the Company held $1,736 and $1,621 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

19.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's operating segments were as follows:

	Wealth Solutions	Health Solutions	Investment Management	Corporate(1)	Consolidated
Balance as of January 1, 2023	$17	$24	$286	$—	$327
Additions from business combinations(2)	—	319	—	102	421
Balance as of December 31, 2023	$17	$343	$286	$102	$748
Additions from business combinations	—	—	—	—	—
Balance as of September 30, 2024	$17	$343	$286	$102	$748
(1) Corporate includes goodwill that was acquired by the parent company and not pushed to a subsidiary within the Company’s reportable segments. The carrying value of goodwill within Corporate is allocated to Wealth Solutions, Health Solutions, and Investment Management reporting units as $72, $20 and $10, respectively.
(2) See the Business, Basis of Presentation and Significant Accounting Policies Note for information on business combinations.

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	September 30, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Management contract rights	N/A	$350	$—	$350	$350	$—	$350
Total indefinite-life intangibles		$350	$—	$350	$350	$—	$350
Finite-life intangibles:
Management contract rights	15 years	$153	$20	$133	$153	$11	$142
Customer relationship lists	17 years	325	141	184	325	128	197
Trademarks	8 years	15	3	12	15	2	13
Computer software	5 years	419	236	183	501	346	155
Total intangible assets		$1,262	$400	$862	$1,344	$487	$857

Amortization expense related to intangible assets was $70 and $63 for the nine months ended September 30, 2024 and 2023, respectively. Fully amortized computer software of $156 was written-off during the nine months ended September 30, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of this discussion, the terms "Voya," "the Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 and financial condition as of September 30, 2024 and December 31, 2023. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section contained in our Annual Report on Form 10-K.

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

Business Update

On September 11, 2024, we announced a definitive agreement to acquire the full-service retirement plan business of OneAmerica Financial. This acquisition will be accomplished through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to our full-service business in Wealth Solutions, including incremental assets in attractive emerging and mid-market segments, employee stock ownership plan capabilities and new opportunities for distribution partnerships. The transaction, subject to customary closing conditions, is expected to close on January 1, 2025. The purchase consideration includes approximately $50 million in cash to be paid at closing and contingent consideration of up to $160 million based on plan persistency and transition incentives.

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

Assets Under Management ("AUM") and Assets Under Advisement ("AUA")

The following table presents AUM and AUA as of the dates indicated:

	As of September 30,
($ in millions)	2024	2023
AUM and AUA:
Wealth Solutions	$608,493	$509,572
Health Solutions	1,972	1,869
Investment Management	391,674	366,882
Eliminations/Other	(112,520)	(107,999)
Total AUM and AUA (1)	$889,619	$770,324

AUM	504,787	442,029
AUA	384,832	328,296
Total AUM and AUA (1)	$889,619	$770,324
(1) Includes AUM and AUA related to the divested businesses, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

Results of Operations - Consolidated

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2024	2023	Change	2024	2023	Change
Revenues:
Net investment income	$506	$547	$(41)	$1,553	$1,637	$(84)
Fee income	540	489	51	1,570	1,427	143
Premiums	796	682	114	2,386	2,044	342
Net gains (losses)	(14)	(7)	(7)	25	(79)	104
Other revenue	103	81	22	289	245	44
Income (loss) related to consolidated investment entities	25	31	(6)	217	255	(38)
Total revenues	1,956	1,823	133	6,040	5,529	511
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	938	799	139	2,632	2,232	400
Operating expenses	775	717	58	2,326	2,323	3
Net amortization of Deferred policy acquisition costs and Value of business acquired	55	57	(2)	167	173	(6)
Interest expense	29	31	(2)	89	102	(13)
Operating expenses related to consolidated investment entities	43	47	(4)	147	123	24
Total benefits and expenses	1,840	1,651	189	5,361	4,953	408
Income (loss) before income taxes	116	172	(56)	679	576	103
Income tax expense (benefit)	18	(74)	92	58	(34)	92
Net Income (loss)	98	246	(148)	621	610	11
Less: Net income (loss) attributable to noncontrolling interest	(16)	(16)	—	51	107	(56)
Less: Preferred stock dividends	16	14	2	37	32	5
Net income (loss) available to our common shareholders	$98	$248	$(150)	$533	$471	$62

Consolidated - Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Total Revenues

Total revenues increased $133 million from $1,823 million to $1,956 million. The following items contributed to the overall increase.

Net investment income decreased $41 million from $547 million to $506 million primarily due to:

•lower investment income on fixed maturity securities primarily due to interest rate movements and lower average volume, partially offset by actions to improve the portfolio yield.

Fee income increased $51 million from $489 million to $540 million primarily due to:

•higher fee income in Wealth Solutions driven by an increase in fee-based assets primarily due to higher average equity markets; and
•higher fee income in Investment Management primarily benefiting from positive capital markets and business growth in the current year.

Premiums increased $114 million from $682 million to $796 million primarily due to:

•higher premiums in Health Solutions driven by growth across all blocks of business.

Net gains (losses) decreased $7 million from a loss of $7 million to a loss of $14 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements; and
•the absence of a gain recognized in the prior period from the revaluation of the investment in Voya India.

The decrease was partially offset by:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements;
•higher impairments incurred in the prior period; and
•gains recorded in the current period on bond sales.

Other revenue increased $22 million from $81 million to $103 million primarily due to:

•an increase in other interest income due to float on cash balances.

The increase was partially offset by:

•the absence of transition services agreements revenue recognized in the prior period associated with the Individual Life transaction.

Total Benefits and Expenses

Total benefits and expenses increased $189 million from $1,651 million to $1,840 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $139 million from $799 million to $938 million primarily due to:

•an increase in benefits to policyholders in Health Solutions due to a higher loss ratio for stop loss and in-force business growth, partially offset by a favorable change from the annual assumption update; and
•unfavorable changes in the fair value of embedded derivatives associated with businesses exited primarily due to changes in interest rates, which are mostly offset by a corresponding amount in Net gains (losses).

The increase was partially offset by:

•a smaller unfavorable impact from the annual assumption update recorded in businesses exited; and
•lower interest credited in Wealth Solutions primarily due to lower spread-based assets, partially offset by a higher crediting rate.

Operating expenses increased $58 million from $717 million to $775 million primarily due to:

•an increase in operating segment expenses driven by growth and investments in our business, partially offset by expense save actions;
•an increase in the deferred compensation plan liability due to equity market movements; and
•severance costs recorded in the current period.

The increase was partially offset by:

•lower integration costs associated with the AllianzGI and Benefitfocus businesses; and
•the absence of costs incurred in the prior period which supported the remaining transition services agreements related to the Individual Life Transaction.

Income Tax Expense

Income tax expense/(benefit) changed $92 million from a benefit of $74 million to an expense of $18 million primarily due to:

•the Security Life of Denver Company capital loss carryback recorded in 2023. For more details, see the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Consolidated - Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Total Revenues

Total revenues increased $511 million from $5,529 million to $6,040 million. The following items contributed to the overall increase.

Net investment income decreased $84 million from $1,637 million to $1,553 million primarily due to:

•lower investment income on fixed maturity securities primarily due to lower average volume and interest rate movements, partially offset by actions to improve the portfolio yield.

The decrease was partially offset by:

•equity market impacts to limited partnership valuations.

Fee income increased $143 million from $1,427 million to $1,570 million primarily due to:

•higher fee income in Wealth Solutions driven by an increase in fee-based assets primarily due to higher average equity markets; and
•higher fee income in Investment Management benefiting from positive capital markets and business growth in the current year.

Premiums increased $342 million from $2,044 million to $2,386 million primarily due to:

•higher premiums in Health Solutions driven by growth across all blocks of business.

The increase was partially offset by:

•lower amortization of the deferred profit liability associated with businesses exited primarily due to higher than expected terminations in the current period.

Net gains (losses) changed $104 million from a loss of $79 million to a gain of $25 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•higher impairments incurred in the prior period.

The change was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements; and
•the absence of a gain recognized in the prior period from the revaluation of the investment in Voya India.

Other revenue increased $44 million from $245 million to $289 million primarily due to:

•an increase in other interest income due to float on cash balances; and
•an increase in Health Solutions primarily driven by timing of the Benefitfocus acquisition in the prior period.

The increase was partially offset by:

•the absence of transition services agreements revenue recognized in the prior period associated with the Individual Life transaction.

Income (loss) related to consolidated investment entities decreased $38 million from $255 million to $217 million primarily due to:

•equity market impacts to limited partnership valuations; and
•an asset sale within one limited partnership fund during the prior year.

The decrease was partially offset by:

•an increase in interest income in collateralized loan obligations primarily due to a new fund launch.

Total Benefits and Expenses

Total benefits and expenses increased $408 million from $4,953 million to $5,361 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $400 million from $2,232 million to $2,632 million primarily due to:

•an increase in benefits to policyholders in Health Solutions due a higher loss ratio for stop loss and in-force business growth, partially offset by a favorable change from the annual assumption update; and
•unfavorable changes in the fair value of embedded derivatives associated with businesses exited primarily due to changes in interest rates, which are mostly offset by a corresponding amount in Net gains (losses).

The increase was partially offset by:

•a smaller unfavorable impact from the annual assumption update recorded in businesses exited;
•lower interest credited in Wealth Solutions primarily due to lower spread-based assets, partially offset by a higher crediting rate; and
•a litigation reserve recorded in the prior period within businesses exited.

Operating expenses increased $3 million from $2,323 million to $2,326 million primarily due to:

•an increase in operating segment expenses driven by growth and investments in our business, partially offset by expense save actions;
•an increase in the deferred compensation plan liability due to equity market movements; and
•severance costs recorded in the current period.

The decrease was partially offset by:

•the absence of closing costs incurred in the prior period associated with the acquisition of Benefitfocus;
•lower integration costs associated with the AllianzGI and Benefitfocus businesses;
•the absence of costs incurred in the prior period which supported the remaining transition services agreements related to the Individual Life Transaction; and
•the absence of an impairment recorded in the prior period related to a vacated leased building.

Interest expense decreased $13 million from $102 million to $89 million primarily due to:

•lower interest expense driven by cumulative debt extinguishments; and
•a loss on debt extinguishment incurred in the prior period.

Operating expenses related to consolidated investment entities increased $24 million from $123 million to $147 million primarily due to:

•an increase in interest costs of limited partnerships due to a larger loan; and
•an increase in collateralized loan obligations interest costs primarily due to a new fund launch.

Income Tax Expense

Income tax expense/(benefit) changed $92 million from a benefit of $34 million to an expense of $58 million primarily due to:

•the difference in the Security Life of Denver Company capital loss carrybacks. For more details, see the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q;
•an increase in income before income taxes; and
•an increase in noncontrolling interest.

Adjustments from Income (Loss) before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

The summary below reconciles Income (loss) before income taxes to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) before income taxes	$116	$172	$679	$576

Less adjustments:
Net investment gains (losses)	(33)	42	50	(4)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(52)	(68)	(121)	(122)
Income (loss) attributable to noncontrolling interests	(16)	(16)	51	107
Dividend payments made to preferred shareholders	16	14	37	32
Other adjustments	(28)	(28)	(63)	(150)
Total adjustments to income (loss) before income taxes	(113)	(56)	(45)	(138)

Total adjusted operating earnings before income taxes	$230	$229	$724	$715

Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$211	$179	$611	$485
Health Solutions	23	53	142	271
Investment Management	72	63	189	168
Corporate	(60)	(52)	(178)	(175)
Total including Allianz noncontrolling interest	245	242	764	749
Less: Earning (loss) attributable to Allianz noncontrolling interest	16	14	40	35
Total	$230	$229	$724	$715

Consolidated - Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Adjustments to Income (loss) before income taxes

Net investment gains (losses) changed $75 million from a gain of $42 million to a loss of $33 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements; and
•the absence of a gain recognized in the prior period from the revaluation of the investment in Voya India.

The change was partially offset by:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements;
•higher impairments incurred in the prior period; and
•gains recorded in the current period on bond sales.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment improved $16 million from a loss of $68 million to a loss of $52 million primarily due to:

•a smaller unfavorable impact from the annual assumption update.

The improvement was partially offset by:

•an unfavorable change in the fair value of an embedded derivative due to changes in interest rates.

Consolidated - Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Adjustments to Income (loss) before income taxes

Net investment gains (losses) changed $54 million from a loss of $4 million to a gain of $50 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•higher impairments incurred in the prior period.

The change was partially offset by:

•the absence of a gain recognized in the prior period from the revaluation of the investment in Voya India; and
•net unfavorable changes in derivative valuations due to interest rate movements.

Other adjustments to operating earnings improved $87 million from a loss of $150 million to a loss of $63 million primarily due to:

•the absence of closing costs incurred in the prior period associated with the acquisition of Benefitfocus;
•lower integration costs associated with the Allianz GI and Benefitfocus businesses;
•the absence of an impairment recorded in the prior period related to a vacated leased building; and
•a loss on debt extinguishment incurred in the prior period.

The improvement was partially offset by:

•severance costs recorded in the current period.

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

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$427	$438	$1,307	$1,318
Fee income	280	246	814	717
Other revenue	20	18	55	55
Total adjusted operating revenues	726	702	2,176	2,090
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	210	226	640	671
Operating expenses	285	275	864	867
Net amortization of DAC/VOBA	20	22	63	67
Total operating benefits and expenses	516	524	1,566	1,605
Adjusted operating earnings before income taxes	$211	$179	$611	$485

The following table presents Net revenue and Adjusted operating margin for our Wealth Solutions segment as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Adjusted operating earnings before income taxes	$211	$179	$611	$485

Total adjusted operating revenues	726	702	2,176	2,090
Less: Interest credited and other benefits to contract owners/policyholders	210	226	640	671
Net revenue	$516	$475	$1,537	$1,419

Adjusted operating margin (1)	40.8%	37.6%	39.7%	34.2%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents Total Client Assets by product group, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of September 30,
($ in millions)	2024	2023
Full Service	$208,978	$173,723
Recordkeeping	335,774	276,869
Total Defined Contribution	544,753	450,591
Investment-only Stable Value	34,744	35,450
Retail Client and Other Assets (1)	36,690	30,529
Eliminations	(7,693)	(6,998)
Total Client Assets by product group	$608,493	$509,572
(1) Other assets includes other guaranteed payout products and non-qualified retirement plans.

The following table presents Total Client Assets by source of earnings, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of September 30,
($ in millions)	2024	2023
Fee-based	$520,167	$423,118
Spread-based (1)	30,052	32,136
Investment-only Stable Value	34,744	35,450
Retail Client Assets	31,223	25,867
Eliminations	(7,693)	(6,998)
Total Client Assets by source of earnings	$608,493	$509,572
(1) Spread-based client assets include Full Service, as well as proprietary IRA mutual fund products and other guaranteed payout products.

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Wealth Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Full Service - Corporate markets:
Deposits	$4,429	$3,980	$13,528	$12,531
Surrenders, benefits and product charges	(4,548)	(3,368)	(13,224)	(10,089)
Net flows	(119)	612	304	2,442
Full Service - Tax-exempt markets:
Deposits	1,897	1,309	5,019	4,083
Surrenders, benefits and product charges	(1,999)	(1,793)	(6,119)	(6,012)
Net flows	(103)	(484)	(1,102)	(1,929)
Total Full Service Net Flows	$(222)	$127	$(798)	$513

Recordkeeping and Stable Value:
Recordkeeping Net Flows	$(224)	$2,993	$(1,563)	$6,682
Investment-only Stable Value Net Flows	$(566)	$(1,844)	$(2,546)	$(3,477)

Wealth Solutions - Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Adjusted operating earnings before income taxes increased $32 million from $179 million to $211 million primarily due to:

•higher fee income driven by an increase in fee-based assets primarily due to higher average equity markets; and
•lower interest credited primarily due to lower spread-based assets, partially offset by a higher crediting rate.

The increase was partially offset by:

•higher operating expenses primarily due to growth and investments in our business, partially offset by expense save actions; and
•lower net investment income primarily due to lower spread-based assets resulting from participant surrenders, partially offset by income on cash, actions to improve the portfolio yield, and higher alternative asset returns.

Wealth Solutions - Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Adjusted operating earnings before income taxes increased $126 million from $485 million to $611 million primarily due to:

•higher fee income driven by an increase in fee-based assets primarily due to higher average equity markets; and
•lower interest credited primarily due to lower spread-based assets, partially offset by a higher crediting rate.

The increase was partially offset by:

•lower net investment income primarily due to lower spread-based assets resulting from participant surrenders, partially offset by income on cash, higher alternative asset returns and actions to improve the portfolio yield.

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$36	$35	$110	$104
Fee income	19	18	53	58
Premiums	785	663	2,374	2,007
Other revenue	52	51	152	148
Total adjusted operating revenues	892	768	2,689	2,317
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	634	504	1,839	1,404
Operating expenses	226	204	684	619
Net amortization of DAC/VOBA	8	7	25	23
Total operating benefits and expenses	869	715	2,547	2,047
Adjusted operating earnings before income taxes (1)	$23	$53	$142	$271
(1) The three and nine months ended September 30, 2024 and 2023 include impacts related to the annual review of assumptions. See Critical Accounting Judgments and Estimates in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information.

The following table presents Net revenue and Adjusted operating margin for our Health Solutions segment as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Adjusted operating earnings before income taxes	$23	$53	$142	$271

Total adjusted operating revenues	892	768	2,689	2,317
Less: Interest credited and other benefits to contract owners/policyholders	634	504	1,839	1,404
Net revenue	$257	$264	$851	$913

Adjusted operating margin (1)	8.9%	20.0%	16.7%	29.7%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Sales by Product Line:
Group life and Disability	$11	$4	$159	$122
Stop loss	35	67	595	435
Total group products	46	71	754	557
Voluntary and Other (1)	17	12	197	145
Total sales by product line	$63	$83	$950	$703

Total gross premiums and deposits	$900	$762	$2,704	$2,288

Group life and Disability	$978	$917	$978	$917
Stop loss	1,837	1,490	1,837	1,490
Voluntary and Other (1)	1,050	936	1,050	936
Total annualized in-force premiums and fees	$3,864	$3,343	$3,864	$3,343

Loss Ratios:
Group life (interest adjusted)	71.9%	78.4%	77.5%	83.2%
Stop loss	93.4%	83.3%	87.0%	72.2%
Total Aggregate Loss Ratio	77.7%	71.4%	74.8%	63.4%
Total Aggregate Loss Ratio Trailing Twelve Months	73.9%	66.3%	73.9%	66.3%
(1) Includes benefit administration annual recurring revenue and Health Account Solutions products.

Health Solutions - Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Adjusted Operating earnings before income taxes decreased $30 million from $53 million to $23 million primarily due to:

•higher benefits to policyholders due to a higher loss ratio for stop loss and in-force business growth, partially offset by a favorable change from the annual assumption update; and
•higher expenses primarily driven by growth and investments in our business, partially offset by expense save actions.

The decrease was partially offset by:

•higher premiums driven by growth across all three lines of business.

Health Solutions - Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Adjusted Operating earnings before income taxes decreased $129 million from $271 million to $142 million primarily due to:

•higher benefits to policyholders due to a higher loss ratio for stop loss and in-force business growth, partially offset by a favorable change from the annual assumption update; and
•higher operating expenses primarily driven by growth and investments in our business, partially offset by expense save actions.

The decrease was partially offset by:

•higher premiums driven by growth across all three lines of business.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$4	$7	$21	$27
Fee income	238	224	689	659
Other revenue	1	2	1	3
Total adjusted operating revenues	243	233	711	688
Operating benefits and expenses:
Operating expenses	171	170	522	520
Total operating benefits and expenses	171	170	522	520
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	72	63	189	168
Less: Earnings (loss) attributable to Allianz noncontrolling interest	17	14	43	36
Adjusted operating earnings before income taxes	$55	$49	$147	$132

The following table presents Net revenue and Adjusted operating margin for our Investment Management segment as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	$72	$63	$189	$168

Total adjusted operating revenues	243	233	711	688
Net revenue	$243	$233	$711	$688
Adjusted operating margin (1)	29.6%	27.0%	26.6%	24.4%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Investment Management intersegment revenues	$20	$21	$59	$65

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of September 30,
($ in millions)	2024	2023
External clients:
Institutional (1)	$158,288	$147,904
Retail (1)(2)	148,243	128,120
Total external clients	306,531	276,024
General account	33,989	35,792
Total AUM	340,520	311,816
AUA (2)(3)	51,154	55,066
Total AUM and AUA	$391,674	$366,882
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

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Net Flows:
Institutional	$1,775	$(5,361)	$3,684	$(10,089)
Retail (1)	2,060	1,046	5,500	1,510
Net Flows excluding Net Flows from Divested Businesses	3,835	(4,316)	9,183	(8,580)
Divested businesses	(7,404)	(490)	(8,678)	(1,521)
Total	$(3,569)	$(4,806)	$506	$(10,102)
(1) Includes reinvested dividends on a prospective basis effective January 1, 2024.

Investment Management - Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Adjusted operating earnings before income taxes including Allianz noncontrolling interest increased $9 million from $63 million to $72 million primarily due to:

•higher fee-based revenues benefiting from positive capital markets and business growth in the current year.

Investment Management - Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Adjusted operating earnings before income taxes including Allianz noncontrolling interest increased $21 million from $168 million to $189 million primarily due to:

•higher fee-based revenues benefiting from positive capital markets and business growth in the current year.

The increase was partially offset by:

•lower investment capital returns primarily driven by overall market performance.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$5	$9	$13	$21
Other revenue	1	5	2	18
Total adjusted operating revenues	6	14	15	39
Operating benefits and expenses:
Operating expenses (1)	20	22	69	85
Interest expense (2)	46	44	124	128
Total operating benefits and expenses	66	66	193	213
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	(60)	(52)	(178)	(175)
Less: Earnings (loss) attributable to Allianz noncontrolling interest	(1)	—	(3)	(1)
Adjusted operating earnings before income taxes	$(59)	$(52)	$(175)	$(173)
(1) Includes expenses from corporate activities, and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Adjusted operating earnings before income taxes including Allianz noncontrolling interest decreased $8 million from a loss of $52 million to a loss of $60 million primarily due to:

•lower other revenue due to the absence of transition services agreements revenue recognized in the prior period associated with the Individual Life Transaction;
•lower investment income due to a change in the allocation of income on our cash balances to the operating segments; and
•the rate reset impact to the Non-cumulative Preferred Stock, Series A.

The decrease was partially offset by:

•lower operating expenses due to the absence of costs incurred in the prior period which supported the remaining transition services agreements related to the Individual Life Transaction.

Corporate - Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Adjusted operating earnings before income taxes including Allianz noncontrolling interest decreased $3 million from a loss of $175 million to a loss of $178 million primarily due to:

•lower other revenue due to the absence of transition services agreements revenue recognized in the prior period associated with the Individual Life Transaction; and
•lower investment income due to a change in the allocation of income on our cash balances to the operating segments in the current period.

The decrease was partially offset by:

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

The following table presents alternative investment income and average assets of alternative investments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Wealth Solutions:
Alternative investment income	$20	$21	$78	$62
Average alternative investment	1,558	1,613	1,518	1,629
Health Solutions:
Alternative investment income	3	3	11	8
Average alternative investment	212	199	225	168
Investment Management:
Alternative investment income	3	5	16	22
Average alternative investment	347	326	336	323

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

We estimate that our excess capital (which we define as the amount of total adjusted capital in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of September 30, 2024, was approximately $0.4 billion. As of September 30, 2024, our estimated combined RBC ratio, with adjustments for certain intercompany transactions, was 395%. Both excess capital and the estimated combined RBC ratio are adjusted for the anticipated payment of the 3.976% Senior Notes maturing February 15, 2025. See the Financing Agreements Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details on the maturing debt.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Nine Months Ended September 30,
($ in millions)	2024	2023
Beginning cash and cash equivalents balance	$206	$210
Sources:
Dividends and returns of capital from subsidiaries	818	1,057
Loans from subsidiaries, net of repayments	—	110
Debt issuance(1)	397	388
Amounts received from subsidiaries under tax sharing agreements, net	73	73
Settlement of amounts due from (to) subsidiaries and affiliates, net	41	113
Collateral received, net	—	8
Asset maturities and investment income, net	19	1
Derivatives, net	—	10
Other, net	5	—
Total sources	1,353	1,760
Uses:
Payment of interest expense	95	90
Capital provided to subsidiaries	10	8
Payment for business acquisitions	—	611
Loans to subsidiaries, net of repayments	279	262
Repayments, net of loans from subsidiaries	251	—
Debt repurchase	—	393
Payment of income taxes, net	3	2
Common stock acquired - Share repurchase	520	212
Share-based compensation	40	46
Dividends paid on preferred stock	37	32
Dividends paid on common stock	125	83
Collateral delivered, net	10	—
Other, net	4	1
Total uses	1,374	1,740
Net increase (decrease) in cash and cash equivalents	(21)	20
Ending cash and cash equivalents balance	$185	$230

Liquid short-term investments(2)	39	—

Ending cash, cash equivalents and liquid short-term investments(3)	$224	$230
(1) See Debt and Put Option Agreement for Senior Debt Issuance below for further detail.
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

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the nine months ended September 30, 2024. As of September 30, 2024, our remaining repurchase capacity under the Board's authorization was $382 million.

On October 31, 2024, the Company's Board provided an additional share repurchase authorization of $500 million. This share repurchase authorization expires on December 31, 2025 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Nine Months Ended September 30,
($ in millions)	2024	2023
Dividends paid on common shares	$125	$83
Repurchases of common shares (at cost)	495	216
Total	$620	$299

Subsequent to September 30, 2024, we repurchased 997,994 shares pursuant to a 10b5-1 plan for $81 million.

Debt

As of September 30, 2024, we had $397 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the nine months ended September 30, 2024:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes(1)	Ending Balance
Total long-term debt	$2,097	$400	$—	$(394)	$2,103
(1) Other changes represent the reclassification of $397 million of debt maturing in 2025, partially offset by the immaterial net impact of discount accretion and issuance costs.

See the Financing Agreements and Shareholders' Equity Notes to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details on changes in debt and equity during the year.

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

We did not recognize any asset or liability as of September 30, 2024 in relation to intercompany indemnifications, guarantees or support agreements. As of September 30, 2024, no guarantees existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 3% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of September 30, 2024, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.2 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of September 30, 2024, Voya Financial, Inc. had $195 million outstanding borrowings from subsidiaries and had loaned $572 million to its subsidiaries.

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

	Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
	("A.M. Best")(1)	("Fitch")(2)	("Moody's")(3)	("S&P")(4)
Long-term Issuer Credit Rating/Outlook:
Voya Financial, Inc.	(5)	A-/stable	Baa2/stable	BBB+/stable

Financial Strength Rating/Outlook:
Voya Retirement Insurance and Annuity Company	(5)	A+/stable	A2/stable	A+/stable
ReliaStar Life Insurance Company	A/stable	A+/stable	A2/stable	A+/stable
ReliaStar Life Insurance Company of New York	A/stable	A+/stable	A2/stable	A+/stable
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

On September 18, 2024, Fitch upgraded Voya Financial, Inc.'s life insurance subsidiaries' Insurer Financial Strength to A+ from A, long-term issuer default rating to A- from BBB+ and senior unsecured debt to BBB+ from BBB. In conjunction with the upgrade, Fitch revised its outlook to Stable.

In December of 2023, Moody’s confirmed its outlook for the U.S. life insurance sector as stable. In November 2023, Fitch changed its outlook from neutral to improving for the North American life insurance sector. Also, in April 2024, A.M. Best maintained a stable outlook on the U.S. life insurance and annuities sector.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$473	$310	$—	$—
ReliaStar Life Insurance Company ("RLI") (MN)	402	—	—	747

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

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our total capitalization. The following table presents our leverage ratios for the periods indicated:

	September 30,	December 31,
($ in millions)	2024	2023
Financial Debt
Total financial debt	$2,500	$2,098
Other financial obligations(1)	325	312
Total financial obligations	2,825	2,410
Mezzanine equity
Allianz noncontrolling interest	198	175
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	5,919	5,981
Total equity, excluding AOCI	6,531	6,593
AOCI	(1,812)	(2,400)
Total Voya Financial, Inc. shareholders' equity	4,719	4,193
Noncontrolling interest	1,665	1,685
Total shareholders' equity	$6,384	$5,878
Capital
Capitalization(3)	$7,219	$6,291
Adjusted capitalization excluding AOCI(4)	$11,219	$10,863
Leverage Ratios
Debt-to-Capital Ratio(5)	34.6%	33.3%
Financial Leverage excluding AOCI(6)	30.6%	27.8%
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
(3) Includes Total Financial Debt and Total Voya Financial, Inc. Shareholders' Equity.
(4) Includes Total Financial Obligations, Mezzanine Equity, and Total Shareholders' Equity excluding AOCI.
(5) Total Financial Debt divided by Capitalization.
(6) Total Financial Obligations and Preferred equity divided by Adjusted Capitalization excluding AOCI.

Our Financial Leverage Ratio, excluding AOCI, increased from 27.8% at December 31, 2023 to 30.6% at September 30, 2024. This temporary increase was primarily due to the issuance on September 20, 2024 of $400 million of unsecured 5.0% Senior Notes due 2034. The Company expects the ratio to decrease upon repayment at maturity of the $400 million outstanding principal amount of 3.976% Senior Notes due February 15, 2025, using the proceeds of the recent issuance.

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

Reserves for Future Policy Benefits

Assumptions and Periodic Review

Long-duration contracts are insurance contracts that provide insurance coverage and remain in force for an extended period. Principal assumptions used to establish the liability for future policy benefits of long-duration contracts include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, inflation, and benefit utilization. Other than interest rate assumptions, these assumptions are based on our experience and periodically reviewed against industry standards. The assumptions used require considerable judgments. Interest rates used to calculate these reserves are based on an upper-medium grade (low-credit-risk) fixed-income instrument yield derived from observable market data. Changes in, or deviations from, assumptions used can significantly affect our reserve levels and related results of operations. Assumptions are management's best estimates of future outcomes. We review these assumptions at least annually against actual experience and, based on additional information that becomes available, update them if necessary.

For the third quarter of 2024, the impact of annual assumption updates was $6 million unfavorable, of which $16 million was a favorable impact to Adjusted operating earnings before income taxes. The favorable remeasurement impact within Adjusted operating earnings was primarily related to Group Life products in the Health Solutions segment, driven by favorable mortality experience. For the third quarter of 2023, the impact of annual assumption updates was $67 million unfavorable, of which $8 million was an unfavorable impact to Adjusted operating earnings before income taxes. The unfavorable remeasurement impact within Adjusted operating earnings was related to Group and Voluntary products in the Health Solutions segment, primarily driven by unfavorable mortality experience. The total impact from assumption changes is reflected in Interest credited to contract owner account balances, Policyholder benefits or Net gains (losses) in the Condensed Consolidated Statements of Operations. For more information on the impact of annual assumption updates related to businesses exited, see Results of Operations - Consolidated in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. of this Quarterly Report on Form 10-Q.

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

($ in millions)	As of September 30, 2024
An assumed increase in future mortality by 1%	$(1.6)
An assumed increase in future morbidity by 1%	(0.4)
An assumed increase in future persistency by 1%	(0.4)

Increased assumed future mortality, morbidity, or persistency generally increases future policy benefits, thus decreasing income before income taxes.

Income Taxes

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% corporate alternative minimum tax ("CAMT"). The CAMT is effective in taxable years beginning after December 31, 2022. In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. Based on the proposed regulations, we do not expect to be subject to the CAMT for 2024.

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

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2024
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$374	$—	$—	$—	$—	$—	$374
U.S. Government agencies and authorities	31	—	—	—	—	—	31
State, municipalities and political subdivisions	605	30	—	—	—	—	635
U.S. corporate public securities	2,277	4,741	196	24	15	—	7,253
U.S. corporate private securities	2,094	2,485	313	100	3	—	4,995
Foreign corporate public securities and foreign governments(1)	786	1,567	125	62	9	—	2,549
Foreign corporate private securities(1)	333	2,152	172	—	55	—	2,712
Residential mortgage-backed securities	3,764	32	4	3	8	8	3,819
Commercial mortgage-backed securities	2,799	462	104	11	9	8	3,393
Other asset-backed securities	2,462	271	8	12	1	31	2,785
Total fixed maturities	$15,525	$11,740	$922	$212	$100	$47	$28,546
% of Fair Value	54.4%	41.1%	3.2%	0.7%	0.4%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2023
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$403	$—	$—	$—	$—	$—	$403
U.S. Government agencies and authorities	56	—	—	—	—	—	56
State, municipalities and political subdivisions	732	39	—	—	—	—	771
U.S. corporate public securities	2,493	4,891	239	42	1	—	7,666
U.S. corporate private securities	1,799	2,576	312	64	9	—	4,760
Foreign corporate public securities and foreign governments(1)	834	1,669	113	84	—	2	2,702
Foreign corporate private securities(1)	280	2,396	114	4	18	—	2,812
Residential mortgage-backed securities	3,415	35	8	1	9	8	3,476
Commercial mortgage-backed securities	2,879	484	94	16	15	7	3,495
Other asset-backed securities	2,143	284	7	11	1	24	2,470
Total fixed maturities	$15,034	$12,374	$887	$222	$53	$41	$28,611
% of Fair Value	52.6%	43.2%	3.1%	0.8%	0.2%	0.1%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	September 30, 2024
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$374	$—	$—	$—	$374
U.S. Government agencies and authorities	—	31	—	—	—	31
State, municipalities and political subdivisions	39	346	220	30	—	635
U.S. corporate public securities	26	338	2,034	4,624	231	7,253
U.S. corporate private securities	22	256	1,627	2,602	488	4,995
Foreign corporate public securities and foreign governments(1)	—	145	679	1,526	199	2,549
Foreign corporate private securities(1)	—	40	252	2,167	253	2,712
Residential mortgage-backed securities	1,220	2,399	19	31	150	3,819
Commercial mortgage-backed securities	228	1,369	726	864	206	3,393
Other asset-backed securities	335	630	1,484	276	60	2,785
Total fixed maturities	$1,870	$5,928	$7,041	$12,120	$1,587	$28,546
% of Fair Value	6.6%	20.8%	24.7%	42.3%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2023
ARO Quality Ratings(2)	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$403	$—	$—	$—	$403
U.S. Government agencies and authorities	—	55	—	—	1	56
State, municipalities and political subdivisions	46	447	239	39	—	771
U.S. corporate public securities	25	351	2,209	4,785	296	7,666
U.S. corporate private securities	22	231	1,509	2,546	452	4,760
Foreign corporate public securities and foreign governments(1)	8	147	728	1,598	221	2,702
Foreign corporate private securities(1)	—	40	216	2,360	196	2,812
Residential mortgage-backed securities	1,157	2,075	31	48	165	3,476
Commercial mortgage-backed securities	249	1,360	770	949	167	3,495
Other asset-backed securities	189	593	1,345	289	54	2,470
Total fixed maturities	$1,696	$5,702	$7,047	$12,614	$1,552	$28,611
% of Fair Value	5.9%	19.9%	24.6%	44.2%	5.4%	100.0%
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

Unrealized Capital Losses

As of September 30, 2024 and December 31, 2023, we held three and six fixed maturities with unrealized capital loss in excess of $10 million, respectively. As of September 30, 2024 and December 31, 2023, the unrealized capital losses on these fixed maturities equaled $35 million or 1.6% and $70 million or 2.6% of the total unrealized losses, respectively.

As of September 30, 2024, we held $2.0 billion of energy sector fixed maturity securities, constituting 7.1% of the total fixed maturities portfolio, with gross unrealized capital losses of $75 million, including zero energy sector fixed maturity security with unrealized capital losses in excess of $10 million. As of September 30, 2024, our fixed maturity exposure to the energy sector is comprised of 92.3% investment grade securities.

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

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	September 30, 2024			December 31, 2023
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$1,815	$1,838	97.9%	$1,779	$1,795	97.3%
2	22	22	1.2%	33	33	1.8%
3	—	—	—%	—	1	0.1%
4	—	1	0.1%	—	—	—%
5	4	7	0.4%	4	7	0.4%
6	7	8	0.4%	7	8	0.4%
Total	$1,848	$1,876	100.0%	$1,823	$1,844	100.0%

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

The following table presents the notional amounts and fair values of interest rate derivatives not qualifying for hedge accounting and used in our CMO-B portfolio as of the dates indicated:

	September 30, 2024			December 31, 2023
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Interest Rate Contracts	$11,341	$100	$293	$11,234	$143	$321

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	September 30, 2024			December 31, 2023
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$161	$171	9.1%	$72	$78	4.2%
Interest Only (IO)	950	950	50.5%	965	966	52.5%
Inverse IO	534	545	29.1%	519	530	28.7%
Principal Only (PO)	61	61	3.3%	65	65	3.5%
Floater	4	5	0.3%	5	5	0.3%
Agency Credit Risk Transfer	123	129	6.9%	169	172	9.3%
Other	15	15	0.8%	28	28	1.5%
Total	$1,848	$1,876	100.0%	$1,823	$1,844	100.0%

During the nine months ended September 30, 2024, the market value of our CMO-B securities portfolio was higher on a combination of transactional activity and valuation movements among tranche types.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Net investment income (loss)	$62	$70	$188	$234
Net gains (losses)(1)	(33)	(58)	(17)	(104)
Income (loss) before income taxes	$29	$12	$171	$130
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Income (loss) before income taxes	$29	$12	$171	$130
Realized gains (losses) including impairment	—	9	—	—
Fair value adjustments	18	29	(31)	35
Total adjustments to income (loss)	18	38	(31)	35
Adjusted operating earnings before income taxes	$47	$50	$140	$165

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	September 30, 2024
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,296	$23	$27	$1	$2,293
Prime Non-Agency	1,617	15	171	—	1,461
Alt-A	49	4	1	2	54
Sub-Prime(1)	21	1	1	—	21
Total	$3,983	$43	$200	$3	$3,829
(1) Includes subprime other asset backed securities.

	December 31, 2023
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,925	$20	$36	$—	$1,909
Prime Non-Agency	1,706	12	218	—	1,500
Alt-A	52	4	1	2	57
Sub-Prime(1)	24	1	1	—	24
Total	$3,707	$37	$256	$2	$3,490
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities by origination as of the dates indicated:

	September 30, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2024	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2023	—	—	4	5	4	4	—	—	—	—	8	9
2022	22	21	111	88	130	126	115	111	—	—	378	346
2021	96	93	215	155	197	182	285	267	17	15	810	712
2020	27	27	43	34	64	55	134	116	21	5	289	237
Prior	95	87	1,227	1,087	388	359	440	370	255	186	2,405	2,089
Total	$240	$228	$1,600	$1,369	$783	$726	$974	$864	$293	$206	$3,890	$3,393

	December 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2023	$—	$—	$4	$4	$4	$4	$—	$—	$—	$—	$8	$8
2022	25	24	118	94	135	126	115	107	—	—	393	351
2021	107	99	209	144	223	198	312	281	18	15	869	737
2020	41	40	46	36	64	52	152	125	11	8	314	261
2019	14	12	164	144	95	82	272	208	20	14	565	460
Prior	85	74	1,085	938	353	308	280	228	195	130	1,998	1,678
Total	$272	$249	$1,626	$1,360	$874	$770	$1,131	$949	$244	$167	$4,147	$3,495

As of September 30, 2024, 82.5% and 13.6% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2023, 82.4% and 13.8% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	September 30, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$254	$257	$561	$570	$1,336	$1,357	$123	$125	$67	$52	$2,341	$2,361
Auto-Loans	—	—	—	—	—	—	—	—	—	—	—	—
Student Loans	5	5	62	57	—	—	—	—	—	—	67	62
Credit Card loans	10	11	—	—	—	—	2	2	3	2	15	15
Other Loans	67	62	2	2	135	127	151	146	—	—	355	337
Total(1)	$336	$335	$625	$629	$1,471	$1,484	$276	$273	$70	$54	$2,778	$2,775
(1) Excludes subprime other asset backed securities.

	December 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$143	$143	$523	$524	$1,201	$1,203	$120	$119	$60	$42	$2,047	$2,031
Auto-Loans	1	1	—	—	—	—	—	—	—	—	1	1
Student Loans	4	3	73	66	—	—	—	—	—	—	77	69
Credit Card loans	1	1	—	—	3	2	—	—	—	—	4	3
Other Loans	49	41	2	2	151	138	180	166	5	5	387	352
Total(1)	$198	$189	$598	$592	$1,355	$1,343	$300	$285	$65	$47	$2,516	$2,456
(1) Excludes subprime other asset backed securities.

As of September 30, 2024, 88.3% and 9.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2023, 86.7% and 11.6% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of September 30, 2024, our mortgage loans on real estate portfolio had a weighted average DSC of 2.00 times and a weighted average LTV ratio of 43.5%. As of December 31, 2023, our mortgage loans on real estate portfolio had a weighted average DSC of 1.94 times, and a weighted average LTV ratio of 45.0%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of September 30, 2024, our total European exposure had an amortized cost and fair value of $2,538 million and $2,439 million, respectively. Some of the major country level exposures were in the United Kingdom of $944 million, in France of $264 million, in The Netherlands of $264 million, in Switzerland of $82 million, in Germany of $175 million, in Ireland of $204 million, and in Belgium of $59 million. Our direct exposure in Eastern Europe is comparatively small, with less than $1 million of exposure in Russia and none in Ukraine or Belarus.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the "Parent Issuer") has issued certain notes pursuant to transactions registered under the Securities Act of 1933. As of September 30, 2024, such securities consist of (i) the 3.976% senior notes due 2025, the 3.65% senior notes due

2026, the 5.0% senior notes due 2034, the 5.7% senior notes due 2043, and the 4.8% senior notes due 2046, with an aggregate principal amount of $1.9 billion (collectively, the "Senior Notes") and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million (the "Junior Subordinated Notes" and, together with the Senior Notes, the "Registered Notes"). As of December 31, 2023, such securities consist of (i) the 3.976% senior notes due 2025, the 3.65% senior notes due 2026, the 5.7% senior notes due 2043, and the 4.8% senior notes due 2046, with an aggregate principal amount of $1.5 billion and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million.

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated:

	As of and for the
($ in millions)	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Summarized Statements of Operations Information:
Total revenues	$49	$133
Total benefits and expenses	125	216
Income (loss), net of tax	(72)	(59)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(72)	(59)
Net income (loss) available to Obligor Group	(72)	(59)

Summarized Balance Sheets Information:
Total investments	59	32
Cash and cash equivalents	185	207
Deferred income taxes	838	875
Goodwill	94	94
Loans to non-obligated subsidiaries	559	227
Due from non-obligated subsidiaries	5	8
Total assets	1,746	1,466

Short-term debt with non-obligated subsidiaries	194	445
Due to non-obligated subsidiaries	5	5
Short-term debt	397	—
Long-term debt	2,103	2,097
Total liabilities	$2,810	$2,747

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of September 30, 2024:

	As of September 30, 2024
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$28,546	$(1,716)	$1,898
Mortgage loans on real estate	—	4,702	(146)	156
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	34,625	(1,622)	2,054
Funding agreements with fixed maturities	—	1,207	1	—
Supplementary contracts and immediate annuities	—	539	(41)	8
Derivatives:
Interest rate contracts	15,217	143	182	(213)
Long-term debt	—	2,083	(90)	100
Stabilizer and MCGs	—	10	11	7
Embedded derivatives on reinsurance	—	5	26	(30)
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

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of September 30, 2024:

	As of September 30, 2024
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$251	$25	$(25)
Limited partnerships/corporations	—	1,736	104	(104)
Derivatives:
Equity futures and total return swaps	251	4	20	(20)
Equity options	35	—	—	—
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
				(in millions)
July 1, 2024 - July 31, 2024	944,568	$72.19	917,636	$485
August 1, 2024 - August 31, 2024	49,147	70.70	38,978	482
September 1, 2024 - September 30, 2024	1,106,175	75.29	1,061,853	382
Total	2,099,890	$73.79	2,018,467	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended September 30, 2024, there was an increase of 81,423 treasury shares in connection with such withholding activities.
(2) On September 12, 2024, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $100 million of the Company's common stock. Pursuant to the agreement, the Company received initial delivery of 1,061,853 shares based on the closing market price of the Company's common stock on September 12, 2024 of $75.34. This arrangement is scheduled to terminate no later than December 31, 2024, at which time the Company will settle any positive or negative share balances based on the daily volume-weighted average of the Company's common stock.
(3) On October 31, 2024, the Company's Board of Directors provided an additional share repurchase authorization of $500 million. This share repurchase authorization expires on December 31, 2025 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

Item 5.         Other Information

During the three months ended September 30, 2024, the following trading plans that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were adopted or terminated by directors and officers of the Company (as defined in Rule 16a-1(f)):

Name and title of director or officer	Date of adoption of trading arrangement	Duration of trading arrangement	Aggregate number of securities to be sold or purchased under trading arrangement
Trevor Ogle, EVP, Chief Strategy, M&A, and Corporate Transaction Officer	September 16, 2024	December 16, 2024 to November 6, 2025	15,950 shares to be sold

Item 6.        Exhibits

See Exhibit Index on the following page.

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
4.1
Eighth Supplemental Indenture, dated as of September 20, 2024, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on September 20, 2024)

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

November 6, 2024			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Donald C. Templin
Donald C. Templin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

