Form 10-K
period 2024-12-31
Voya Financial, Inc.
filed 2025-02-21
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $7.0 billion.

As of February 14, 2025, there were 95,526,278 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of Voya Financial, Inc.'s Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

1

Voya Financial, Inc.
Form 10-K for the period ended December 31, 2024

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

MARKET DATA

In this Annual Report on Form 10-K, we present certain market and industry data and statistics. This information is based on third-party sources which we believe to be reliable, such as LIMRA, an insurance and financial services industry organization (for Health Solutions market leadership positions), Morningstar fund data and eVestment institutional composites (for Investment Management market leadership positions) and industry recognized publications and websites such as Pensions & Investments (for Wealth Solutions and Investment Management), InvestmentNews.com (for Investment Management) and MyHealthGuide (for Health Solutions). Market ranking information is generally based on industry surveys and therefore the reported rankings reflect the rankings only of those companies that voluntarily participate in these surveys. Accordingly, our market ranking among all competitors may be lower than our ranking in third-party surveys. In some cases, we have supplemented our third-party survey rankings with our own knowledge, such as where we believe that we know the market ranking of particular companies that do not participate in the surveys.

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

We are a leading provider of workplace benefits and savings solutions and technologies to U.S. employers, enabling better financial outcomes for their employees and for those who depend on their employees through our retirement solutions, retail wealth services, and a comprehensive portfolio of benefits products. We are also a leading international asset manager, built on a foundation of institutional-quality fixed income and private asset strategies, with a well-established presence in U.S. markets and a large and growing business managing retail and institutional equity, fixed income and blended strategies for clients in Europe and Asia.

Serving the needs of approximately 15.7 million customers as of December 31, 2024, we are committed to responsible business practices centered on our culture of service to our customers, colleagues and communities. Our approximately 10,000 employees (as of December 31, 2024), throughout the U.S. and in our global services hub in India, are united by our Company's purpose: together we fight for everyone's opportunity for a better financial future.

We offer our products and services through a broad group of financial intermediaries, independent producers, affiliated advisors and dedicated sales specialists throughout the U.S., and also offer investment management services to international clients. We provide our workplace benefits and savings products to employers across every segment of the U.S. economy, in private, public, and tax-exempt markets, from small businesses with fewer than 50 employees to the largest corporations and public-sector employers in the country. Through our retirement platform and associated retail wealth capabilities, we reach over seven million individual retirement plan participants as they enroll in retirement plans, choose contribution amounts, manage investment options, build wealth and improve financial wellness. We are also a leading provider of benefits administration services, through which we engage directly with approximately 11.9 million employees in the U.S. as they enroll in and use workplace benefits on our open-architecture, product-agnostic, desktop and mobile administration platforms.

In our Workplace Solutions business, digital capabilities and a responsive service model power our market-leading customer experience for both employers and employees alike. Our investments in leading financial wellness solutions, such as our myVoyage decision support tool, which provides comprehensive guidance for employees to optimize workplace benefits and savings, makes Voya one of the few companies to have successfully integrated retirement savings with group benefits. We believe that by providing a more integrated benefits and savings experience, we can improve employees' financial outcomes and promote their physical, mental, and emotional well-being. Voya’s award-winning retirement administration platform allows employees to plan for retirement and maximize their financial wellness, while our Benefitplace benefits administration platform helps employees select and use the best benefits options for their individual circumstances. For employers, these capabilities maximize the value of benefits spending and promote a healthier and more financially secure workforce.

In our Investment Management business, our strong culture of client service and specialized capabilities for institutional clients have established us as a leading manager for institutional mandates, especially in the insurance and pension fund markets. Our private asset capabilities, with particular strength in private fixed income and secondary private equity coupled with strong distribution capabilities, distinguish us in both the institutional and intermediary markets. Our strength in international retail markets, especially in Asia, is driven by scaled and highly competitive investment strategies distributed through our extensive global distribution network.

Now well into our second decade as a public company, we continue to demonstrate consistent organic growth, prudent capital management, and delivering for our customers. We have transformed Voya to create a diversified, capital light, growth oriented, high free cash flow company built for resilience through various economic cycles. We have significant diversification across businesses, geographic markets, and revenue types, including fee-based, spread-based and underwriting.

Our Segments

We report our financial results in three segments: Wealth Solutions, Health Solutions, and Investment Management. We refer to our Wealth Solutions and Health Solutions segments collectively as our Workplace Solutions business.

Workplace Solutions		Investment Management
Wealth Solutions	Health Solutions
A leading provider of retirement solutions and technology for plan administration, serving approximately 39,000 U.S. employers across all defined contribution tax code sections and market segments, and over 7 million workplace retirement plan participants. We offer retail wealth services, including IRA accounts, financial planning and advice, to individuals through the workplace and to retail clients.

A leading provider of supplemental health and other group benefits covering approximately 7.2 million individual lives in the U.S. providing a comprehensive portfolio of stop loss, life, disability and voluntary insurance products, along with health savings and spending accounts. Through Benefitfocus, Inc. ("Benefitfocus"), we offer open-architecture benefits administration and utilization solutions to employers and health plans, with approximately 11.9 million employees on the platform as of December 31, 2024.

A leading international asset manager with global distribution capabilities, managing public and private fixed income, equities, multi-asset solutions and alternative strategies for institutions, financial intermediaries and individual investors.

As of December 31, 2024, on a consolidated basis, we had $893.5 billion in total assets under management ("AUM") and assets under administration ("AUA") and total shareholders' equity, excluding accumulated other comprehensive income/loss ("AOCI") and noncontrolling interest, of $6.5 billion.

For the year ended December 31, 2024, we generated $799 million of Income (loss) from continuing operations before income taxes, and $916 million of Adjusted operating earnings before income taxes. Adjusted operating earnings before income taxes is a non-GAAP financial measure. For a reconciliation of Adjusted operating earnings before income taxes to Income (loss) from continuing operations before income taxes, see the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

ORGANIZATIONAL HISTORY AND STRUCTURE

Our History

Prior to our initial public offering in May 2013, we were a wholly owned subsidiary of ING Groep N.V. ("ING Group"), a global financial institution based in the Netherlands.

Through ING Group, we entered the U.S. life insurance market in 1975 with the acquisition of Wisconsin National Life Insurance Company, followed by ING Group's acquisition of Midwestern United Life Insurance Company in 1976 and Security Life of Denver Insurance Company in 1977. ING Group significantly expanded its presence in the U.S. in the late 1990s and early 2000s with the acquisitions of Equitable Life Insurance Company of Iowa (1997), Furman Selz, an investment advisory company (1997), ReliaStar Life Insurance Company (including Pilgrim Capital Corporation) (2000), Aetna Life Insurance and Annuity Company (including Aeltus Investment Management) (2000) and CitiStreet (2008). We became a public company in May 2013 and ING Group completely divested its ownership of Voya Financial, Inc. common stock between 2013 and 2015.

We have evolved as a company through the divestiture of substantially all of our closed block variable annuity, life insurance and legacy non-retirement annuity businesses and related assets. These divestitures align with our strategic focus on a capital light, high free cash flow business that maximizes value for our shareholders through capital return and accelerated profitable revenue growth while proactively managing risk.

Our Organizational Structure

We are a holding company incorporated in Delaware in April 1999. We operate our businesses through a number of direct and indirect subsidiaries. The following organizational chart presents the ownership and jurisdiction of incorporation of our principal subsidiaries as of December 31, 2024:

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

Recent Acquisition Transactions

OneAmerica

On September 11, 2024, we entered into a definitive agreement to acquire the full-service retirement plan business of OneAmerica Financial through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to the Company's full-service business in Wealth Solutions, including incremental assets in emerging and mid-market segments, employee stock ownership plan capabilities, and opportunities for distribution partnerships. The transaction closed on January 2, 2025. The purchase consideration includes approximately $50 million in cash paid at closing and contingent consideration of up to $160 million based on plan persistency and transition incentives.

Benefitfocus

On January 24, 2023, we completed the acquisition of Benefitfocus, an industry-leading benefits administration technology company that serves U.S. employers, health plans and brokers for a total purchase consideration of $595 million. Benefitfocus helps organizations simplify the complexity of benefits administration. Benefitfocus solutions have a personalized user-friendly interface designed for people to choose and access a broad line-up of workplace benefits. The acquisition expanded the Company’s capacity to meet the growing demand for comprehensive benefits and savings solutions and increased its ability to deliver innovative solutions for employers and health plans.

For further details, refer to the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

OUR BUSINESSES

Workplace Solutions

Our Workplace Solutions business comprises our Wealth Solutions and Health Solutions segments.

Wealth Solutions

Our Wealth Solutions segment provides retirement plan solutions and administration technology and services to employers through our Retirement Plans business. It also provides individual retirement accounts and financial guidance, planning, and advisory services through our Wealth Management business. Wealth Solutions had approximately $612.2 billion of AUM and AUA as of December 31, 2024, of which approximately $75.8 billion was in proprietary assets.

Revenue is earned from a diverse and complementary business mix and consists primarily of fee and investment income. Fee income is generated from asset based and participant based administrative, recordkeeping and advisory fees. Investment income derives from our general account assets and other funds. Because a significant portion of our revenues is tied to account values, our profitability is determined in part by the amount of assets we have under management, administration or advisement. This in turn depends on sales volumes to new and existing clients, net deposits from retirement plan participants, asset retention, and changes in the market value of account assets. Our profitability also depends on the difference between the investment income we earn on our general account assets, or our portfolio yield, and crediting rates on client accounts. Wealth Solutions generated Adjusted operating earnings before income taxes of $820 million for the year ended December 31, 2024. Our Investment Management segment also earns market-based fees from the management of the general account and mutual fund assets supporting the Retirement Plans business and certain Wealth Management products and advisory solutions.

Retirement Plans

Products and Services

Our Retirement Plans business provides services to U.S. employers covering over 7 million workplace retirement plan participants as of December 31, 2024. Our diverse client base includes corporations of all sizes, public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations and state and local governments. We offer a variety of defined contribution plan administration and investment services through our Full Service, Recordkeeping and Stable Value businesses, providing employers with tailored participant communications and education programs to help encourage plan participation and financial wellness. We also provide options for participant services that include financial guidance and personalized planning and investment advisory services offered through a third-party digital service, our Wealth Management business and our Voya Retirement Advisors registered investment advisor group. In addition to solutions provided directly from these businesses, plan sponsors may choose to make our Voya Health Account Solutions products accessible through our retirement plan offerings. Furthermore, our digital capabilities power our market-leading customer experience for employers and employees alike, including through our MyVoyage mobile application, which provides a comprehensive guidance tool for employees to see their entire financial picture and engage with their workplace benefits and savings.

Full-Service. Full-service retirement products provide plan sponsors with options that meet their needs for both administrative and investment services, which include recordkeeping and plan administration support, trustee services and institutional and retail investments. Offerings include tax-advantaged retirement savings plans (offered through annuity contracts, group funding agreements, collective investments trusts or mutual fund products), non-qualified executive benefit plans and employer stock option plans. Plan sponsors may select from a variety of structures for the investment component of their plan, such as general account, separate account, mutual funds, stable value or collective investment trusts and a variety of underlying asset types (including their own employer stock and a private equity option within non-qualified executive plans). A broad selection of funds is available for our products in all asset categories from over 250 fund families, including the Voya family of mutual funds managed by Voya IM. An open architecture investment platform is also available in certain products for larger plans.

Recordkeeping. Recordkeeping service solutions provide recordkeeping and plan administration support alongside a fully open architecture investment platform. Plan sponsors may choose to use Voya investment options or only third-party investment options. Our non-qualified executive benefit plans and employer stock option plans are also available service options.

Stable Value. Stable value investment options may be offered within our Full-Service institutional plans, or as investment-only options within either our recordkeeping services plans or other vendor plans. Our product offering includes both separate account guaranteed investment contracts ("GICs"), synthetic GICs managed by either proprietary or outside investment managers, and pooled funds.

The following chart presents our Retirement Plans product/service models and corresponding AUM and AUA as of December 31, 2024, key markets in which we compete, primary defined contribution plan Internal Revenue Code ("IRC") sections and core products offered for each market segment.

Product/ Service Model	AUM/ AUA (1)		Key Market Segments/ Product Lines	Primary IRC Section	Core Products and Services Actively Sold
Full Service Plans	$208.4 billion	(2)	Small-Mid Corporate	401(k)	Voya MAP Select, Voya Framework
			K-12 Education	403(b)	Voya Custom Choice II, Voya Retirement Choice II, Voya Framework
			Higher Education	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
			Healthcare & Other Non-Profits	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
			Government (Local & State)	457	RetireFlex-SA, RetireFlex-MF, Voya Health Reserve Account, Voya Framework
Recordkeeping Business	$340.3 billion		Mid-Large Corporate	401(k)	Administration services and investment options, including mutual funds, commingled trusts and separate accounts
			Government (Local & State)	457
Other Assets	$5.5 billion	(3)	All Markets	409A	Specialized administration services, consultative plan design and financing strategies, flexible funding options and tailored participant services
Stable Value/Other	$34.6 billion	(4)	All Markets	All tax codes	Separate Account and Synthetic GICs
(1) Excludes AUM and AUA related to Wealth Management (retail) clients and intersegment eliminations.
(2) Includes legacy assets associated with K-12 Education market products, primarily fixed annuities, issued by RLI that are no longer manufactured.
(3) Includes primarily non-qualified retirement plans and a small block of other guaranteed payout products.
(4) Includes Stable Value Investment-only Wrap and Stable Value Separate Accounts, some of which are also included in the full-service and recordkeeping assets identified above.

Our Voya Framework product is a mutual fund program for qualified retirement plans with a uniform and consistent product experience across multiple plan markets.
Our Voya MAP Select product is a group funding agreement/group annuity contract to fund qualified retirement plans. Voya Framework and Voya MAP Select products both contain over 300 funds from well-known fund families for smaller plans or can be provided as an open architecture investment platform for larger plans. These products also include our general account and various stable value solutions as investment options.

A variety of other products offered in the Full-Service tax-exempt market include the following:
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

Our Retirement Plans are distributed nationally through multiple unaffiliated channels with local support provided by our employee wholesale field force and dedicated sales teams and through other affiliated distribution such as our broker-dealer and investment advisor, Voya Financial Advisors ("VFA").

Channel		Distribution Activities
Unaffiliated Distribution	Independent Sales Agents
•Approximately 2,500 sales agents
•Primarily sell fixed annuity products from multiple vendors in the education market
•Focus on increasing participant enrollments and deferral amounts in existing K-12 education segment plans

Brokers and Advisors
•Over 14,000 wirehouse and independent regional and local brokers, specialty retirement plan advisors and registered investment advisors
•Primarily distribute to the small-mid corporate market, as well as education, healthcare and government markets
•Typically present plan options from multiple vendors
•Assist with enrollment and education

Third Party Administrators ("TPAs")
•Over 1,000 TPAs
•Primarily sell products to our small-mid corporate markets and select tax-exempt market plans
•Primarily present plan options from multiple vendors
•Typically focus on providing plan services, but may initiate and complete the sales process
•Connects our wholesale team and unaffiliated producers who seek references for determining which plan vendors to recommend

Affiliated Distribution	Voya Financial Advisors ("VFA")
•Over 450 VFA field and phone-based financial professionals
•Sell workplace retirement plans
•Support plan participants with enrollment, education, advice and guidance services
•Field-based representatives focus on enrollment and contribution activities within our education, healthcare and government market workplace retirement plans
•Phone-based representatives focus on education, guidance and rollover support services to workplace retirement plan participants in all markets

	Wholesale Field Force	•Locally based wholesalers •Focus on expanding and strengthening relationships with unaffiliated distribution partners and TPAs who sell and service workplace retirement plan offerings
Dedicated Voya Sales Teams
•Our employee sales teams work with over 200 different pension specialty consulting firms (including national aggregators with both affiliated and unaffiliated firm-level business models whose continued growth expands our distribution reach) that represent employers in corporate and tax-exempt markets seeking large-mega retirement plans, stable value solutions and non-qualified executive compensation offerings

Competition

Our Retirement Plans business competes with other large, well-established insurance companies, asset managers, record keepers and diversified financial institutions. Our Full-Service business also competes on the breadth of our service and investment offerings, technical and regulatory expertise, reputation and industry experience, local enrollment and education support, and investment flexibility. Our Recordkeeping services business competes through our size and scale, strong sponsor relationships, flexible value-added services, ability to support the most complex plans to match client needs, along with strong technical and regulatory expertise. The following chart presents a summary of the current competitive landscape where we offer our Workplace Retirement Plans and stable value solutions:

Market/Product Segment	Competitive Landscape	Select Competitors
Small Corporate	Primary competitors are mutual fund companies and insurance-based providers with third-party administration and relationships	Empower Fidelity
K-12 Education	Primary competitors are insurance-based providers that focus on school districts across the nation	Equitable Corebridge
Higher Education	Competitors are 403(b) plan providers, asset managers and some insurance-based providers	TIAA Fidelity
Healthcare & Other Non-Profits	Competition varies across 403(b) plan providers, asset managers and some insurance-based providers	Fidelity TIAA
Government	Competitors are primarily insurance-based providers, but also include asset managers and 457 providers	Empower Nationwide
Mid-Large Corporate Recordkeeping	Competitors are primarily asset managers and business consulting services firms, but also include payroll firms and insurance-based providers	Fidelity Empower
Stable Value	Competitors are primarily select insurance companies who are also dedicated to the Stable value market, but also include certain banking institutions	Prudential MetLife

Wealth Management

Products and Services

Our Wealth Management business offers a variety of investments and protection products, along with advice and guidance delivered to individuals through field-based advisory representatives and home office phone-based representatives. Our current investment solutions include mutual fund custodial IRA products, managed accounts and advisory programs, and brokerage accounts. The IRA products include certain tax-qualified mutual fund custodial products, which are also sold by our employee wholesale team that works directly with affiliated and unaffiliated brokers and advisers who sell to individuals or small businesses.

We use our Wealth Management business to deepen our long-term relationships with the defined contribution plan participants on our retirement platform. We believe that our ability to offer an integrated approach to an individual customer’s entire financial picture, while saving for or living in retirement, presents a compelling reason for participants to partner with us as their principal investment and retirement plan provider. Through our broad range of advisory programs, our financial advisers are provided with a wide set of solutions for building their clients' investment portfolios, including stocks, bonds and mutual funds, as well as managed accounts.

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

Health Solutions

Our Health Solutions segment provides worksite employee benefits, Health Account Solutions (Health Savings Account ("HSA")/Flexible Spending Account ("FSA")/Health Reimbursement Arrangements ("HRA") and COBRA administration), leave management, financial wellness, and decision support products and services to mid-size and large corporate employers and professional associations. In addition, our Health Solutions segment serves the employer market by providing stop-loss coverage to employer plan sponsors that self-fund their pharmaceutical and medical benefits plans. Our Health Solutions segment is among the largest writers of stop-loss coverage in the U.S., currently ranking third among direct providers of stop loss on a premium basis with approximately $1.8 billion of in-force premiums. We also rank third in our supplemental health benefits markets offering and are a top 15 provider of group life insurance.

As of December 31, 2024, Health Solutions total in-force premiums and fees were $3.9 billion.

Our Health Solutions segment also provides benefits and plan administration services to employers and health plans through our Benefitfocus business. Benefitfocus provides market-leading benefits enrollment and administration services to employers and plan enrollment services to health plans. It also provides a benefits marketplace through which employees can select and enroll in voluntary benefits offered by their employers. Our Benefitfocus platform is open-architecture and product-agnostic, enrolling and administering benefits from a variety of third-party carriers.

In addition, we also provide decision support tools through the Benefitfocus enrollment platform and through our MyVoyage mobile application, which provides a comprehensive guidance tool for employees to see their entire financial picture including their workplace benefits and savings. We support employers by taking on the administrative burden of benefits enrollment and administration, leave management, COBRA administration, and other obligations.

The Health Solutions segment generates revenue from premiums and fees, investment income, mortality and morbidity income, and policy and other charges. Underwriting income comprises the majority of revenues in this segment and derives from the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop loss and voluntary benefits. Fee income is generated from services provided on benefits administration, leave management, HSA/FSA/HRA and COBRA administration and proprietary decision support tools. Investment income is driven by the spread between investment yields and credited rates (the interest and income that is credited to the policies) to policyholders on voluntary universal life, whole life products, and HSA invested assets, as well as the spread earned on policyholder reserves and target surplus. Our Health Solutions segment generated adjusted operating earnings before income taxes of $40 million for the year ended December 31, 2024.

Products and Services

Stop Loss. Our stop-loss insurance provides coverage for mid-sized to large employers that self-insure their medical claims. These employers provide a health plan to their employees and generally pay all plan-related claims and administrative expenses. Our stop-loss product helps these employers manage their health expenses by reimbursing specified claim amounts above certain deductibles and by reimbursing claims that exceed a specified limit. We offer this product through individual stop-loss insurance and aggregate stop-loss insurance, which are both re-priced and renewable annually. Individual stop-loss insurance reimburses individual specified claim amounts that exceed a deductible whereas aggregate stop-loss insurance reimburses the amount of the collective eligible claims of the group exceeding a specified limit, potentially subject to a limit.

Group Life. Group life products span basic and supplemental term life insurance as well as accidental death and dismemberment for mid-sized to large employers. These products offer employees guaranteed issue coverage, convenient payroll deduction, affordable rates and conversion options.
Group Disability. Group disability includes group long term disability, short term disability, voluntary long term disability and voluntary short term disability products for mid-sized to large employers. This product offering is typically packaged for sale with group life products, especially in the middle-market. We also provide leave administration services. We partner with FullScopeRMS, a third-party insurer, to provide leave management and reinsure 100% of our group disability.

Voluntary Benefits. Our voluntary benefits business involves the sale of whole life insurance, term life insurance, critical illness, accident and hospital indemnity insurance, while also servicing universal life insurance policies. This product lineup is mostly employee-paid through payroll deduction.

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

Health Account Solutions. This product line involves the sale of HSA, FSA, HRA, commuter and dependent care benefits, COBRA administration and direct billing services.

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

The following chart presents the key Health Solutions products we offer, along with annualized in-force premiums and fees for each product:

($ in millions)	Annualized In-Force Premiums and Fees
Health Solutions Products	Year Ended December 31, 2024
Stop Loss	$1,821
Group Life	685
Group Disability	293
Voluntary and Other	1,057

Markets and Distribution

Our Health Solutions segment works primarily with national and regional benefits consultants, brokers, TPAs, enrollment firms and technology partners. Our tenured distribution organization provides local sales and account management support to offer customized solutions to mid-sized to large employers backed by a national accounts team.

Competition

The stop-loss insurance market is mature. Due to the large number of participants in this segment, price and claim servicing are important competitive drivers. Our principal competitors include Sun Life, Tokio Marine HCC and Symetra.

The group life market is the most mature of our market segments and most often sold alongside disability and increasingly supplemental benefits where competitive drivers are price, claim servicing, and additional administrative capabilities (such as leave management). Our principal competitors include MetLife, New York Life and Unum.

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

Underwriting

Group insurance pricing reflects the employer group’s claims experience and the risk characteristics of each employer group. The employer’s claims experience is reviewed at time of policy issuance and periodically thereafter, resulting in ongoing pricing adjustments upon expiration of rate guarantee periods. The key pricing and underwriting criteria are morbidity and mortality assumptions, the employer group’s demographic composition, the industry, geographic location, regional and national economic trends, plan design and prior claims experience. Pricing for our group disability products is determined by our reinsurer, FullScopeRMS, and we assume limited underwriting risk in connection with such products.

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

Reinsurance

Our Health Solutions reinsurance strategy seeks to limit our exposure to any one individual which helps limit and control risk. Group Life, which includes Accidental Death and Dismemberment, cedes the excess over $750,000 of each coverage to a reinsurer. Group Long Term Disability cedes substantially all of the risk and the claims servicing, to a TPA and reinsurer. As of January 1, 2024, 2023 and 2022, Stop Loss has or had a reinsurance program that limits our exposure on any one specific claim to $5 million, with aggregate stop-loss reinsurance that limits our exposure to $5 million over the Policyholder's Aggregate Excess Retention. See Quantitative and Qualitative Disclosures About Market Risk—Risk Management in Part II, Item 7A. of this Annual Report on Form 10-K. We also use several reinsurance arrangements which lower required capital of the Health Solutions segment.

Investment Management

With global distribution capabilities, we offer domestic and international fixed income, equity, alternatives and multi-asset products and solutions across market sectors and investment styles through our actively managed, full-service investment management business. As of December 31, 2024, our Investment Management segment managed $277.3 billion for third-party institutional and individual investors (including third-party variable annuity-sourced assets), $28.5 billion in separate account assets for our other businesses and $33.6 billion in general account assets. We also offer a range of privates and alternative asset solutions across fixed income and alternative investment products with AUM of $95.1 billion for such privates and alternatives products as of December 31, 2024.

On July 25, 2022, we completed a transaction with Allianz SE ("Allianz") and Allianz Global Investors U.S. LLC ("AllianzGI") , pursuant to which we acquired assets and investment teams comprising specified strategies previously managed by AllianzGI. The AllianzGI Transaction has increased Investment Management's international scale and distribution and provided us with new investment strategies that help us meet the needs of a larger and more global client base. As a result of the AllianzGI Transaction, we hold a 76% equity interest in Voya IM, and an affiliate of Allianz, the global parent of AllianzGI, holds the other 24%.

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

Investment Management’s primary source of revenue is management fees collected on the assets we manage. These fees are typically based on a percentage of AUM. In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on AUM exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform and distributed primarily by our Wealth Solutions segment. Investment Management also receives fees as the primary investment manager of our general account, which is managed on a market-based pricing basis. Finally, Investment Management generates revenues from a portfolio of seed capital investments in private equity, collateralized loan obligations and various funds. Excluding Allianz's non-controlling interest, Investment Management generated adjusted operating earnings before income taxes of $213 million for the year ended December 31, 2024.

Products and Services

Investment Management delivers products and services that are manufactured through our traditional, private asset and alternative investment capabilities. The traditional platforms are fixed income, equities and multi-asset strategies and solutions ("MASS"). Our private asset and alternative capabilities include investment strategies such as private equity, private credit (investment grade and high yield), commercial mortgage loans, mortgage derivatives, leveraged credit and collateralized loan obligations ("CLOs"). The onboarding of former AllianzGI investment strategies has increased our product offering across thematic and fundamental equity and added multi-asset fund offerings.

Fixed Income. Investment Management’s fixed income platform manages assets for domestic and international institutional investors, retail investors and our general account. As of December 31, 2024, there was $225.1 billion in AUM on the fixed income platform, of which $33.6 billion were general account assets. Through the fixed income platform, clients have access to public fixed income strategies including money market funds, investment-grade corporate debt, government bonds, residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), asset-backed securities ("ABS"), and high yield bonds. Our private fixed income capabilities include private placements, middle market private debt and syndicated debt instruments, leveraged credit, structured products (e.g., CLOs), commercial mortgages and preferred securities. Each sector within the platform is managed by seasoned investment professionals supported by significant credit, quantitative and macro research and risk management capabilities.

Equities. The equities platform is a multi-cap and multi-style research-driven platform comprising thematic, fundamental and quantitative equity strategies for institutional and retail investors. As of December 31, 2024, there were $98.0 billion in AUM on the equities platform covering both domestic and international markets. Our fundamental equity capabilities are bottom-up and research driven, and cover growth, value, and core strategies in the large, mid and small cap spaces. The AllianzGI Transaction added thematic and fundamental equity capabilities. Our quantitative equity capabilities are used to create quantitative and enhanced indexed strategies, support other fundamental equity analysis, and create extension products.

Alternatives. Investment Management’s largest alternatives platform is Pomona Capital. Pomona Capital specializes in investing in private equity funds: by purchasing secondary interests in existing partnerships; investing in new partnerships; and co-investing alongside buyout funds in individual companies. As of December 31, 2024, Pomona Capital managed assets totaling $10.5 billion across a suite of limited partnerships and the Pomona Investment Fund, a registered investment fund available to accredited investors. In addition, Investment Management's alternatives platform includes privately-placed open-end and closed-end funds, the underlying strategies of which leverage our core private credit and mortgage loan investment capabilities. As of December 31, 2024, there were $16.3 billion in alternatives AUM.

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

The following table presents asset and net flow data, broken out by Investment Management’s five investment platforms as well as by major client segment:

	AUM		Net Flows
	As of		Year Ended
	December 31, 2024		December 31, 2024
	($ in billions)		($ in millions)
Investment Platform
Fixed income - Public	$146.3		$11,646.0
Fixed income - Privates	78.8		2,546.9
Equities	98.0		(1,487.4)
Alternatives	16.3		(168.3)
Total	$339.4	(1)	$12,537.2
MASS(1)	42.1		2,341.9

Client Segment
Retail	$149.2		$6,852.4
Institutional	156.6		5,684.8
General Account	33.6		N/A
Total	$339.4		$12,537.2
Divested Businesses	20.6		(8,993.4)
(1) $35.9 billion of MASS assets are included in the fixed income, equity and alternatives AUM categories presented above. The balance of MASS assets, $6.2 billion, is managed by third parties and we earn only a market-rate fee on the assets. MASS Net Flows includes flows for both AUM and assets managed by third parties.
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

With the exception of Pomona Capital and certain structured products, the different products and strategies associated with our investment platforms are distributed and serviced by these Retail and Institutional client-focused segments as follows:
•Retail client segment: This segment consists of registered open- and closed-end funds and Separately Managed Accounts through affiliate and third-party distribution platforms, including warehouses, brokerage firms, registered investment advisors, banks, trust companies and independent and regional broker-dealers. Our international retail business is carried out through sub-advisory arrangements with UCITS vehicles and other pooled investment vehicles sponsored and distributed by AllianzGI. As of December 31, 2024, total AUM from these channels was $149.2 billion, including $7.7 billion of AUM managed on behalf of divested businesses.

•Institutional client segment: This segment consists of individual and pooled accounts, targeting defined benefit, defined contribution recordkeeping and retirement plans, multiemployer plans and endowments and foundations. As of December 31, 2024, Investment Management had 358 institutional clients, representing $156.6 billion of AUM primarily in separately managed accounts and collective investment trusts.

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

As of December 31, 2024, we had approximately 10,000 employees, 72% of whom are U.S.-based and 28% of whom are India-based. Our primary office locations are in New York, NY; Windsor, CT; Minneapolis, MN; Atlanta, GA; Braintree, MA; Scottsdale, AZ; Walnut Creek, CA; San Diego, CA; and Bengaluru, India. Approximately 85.4% of our U.S.-based workforce is fully remote, approximately 13.8% is hybrid (working in an office location for part of their time) and approximately 1% are office-essential workers.

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

Risk-Based Capital. The NAIC has adopted RBC requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, including the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use RBC requirements to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2024, the Total Adjusted Capital of each of our insurance subsidiaries exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

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

In 2024, the NAIC adopted the "Principles-Based Bond Definition Project," which is a principles-based framework to define and identify more accurately whether a debt security is classified as a bond for reporting. The guidance differentiates between traditional bonds and asset-backed securities and is effective January 1, 2025. We do not expect any material impact to our RBC as a result of implementation of the new requirement.

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

We do not anticipate regulatory action as a result of our 2024 IRIS ratio results.

Insurance Guaranty Associations. Each state has insurance guaranty association laws requiring insurance companies doing business in the state to participate in various types of guaranty associations or other arrangements. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. Typically, these associations levy assessments, which can be meaningful, up to prescribed limits, on member insurers based on the member insurer’s proportionate share of the business in the relevant jurisdiction in the lines of business in which the impaired or insolvent insurer is engaged. Some jurisdictions permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years.

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

Department of Labor Rules Regarding Fiduciaries

In December 2020, the DOL adopted a revised interpretation to determine investment advice fiduciary status under Title I of ERISA, and a new prohibited transaction exemption (PTE 2020-02) that, subject to certain requirements, allows investment advice fiduciaries to receive compensation that might otherwise have been considered an ERISA prohibited transaction. In November 2023, the DOL proposed additional changes to the definition of investment advice fiduciary under ERISA and to PTE 2020-02 and a number of other class prohibited transaction exemptions. Those amendments were to become effective in September 2024, but are currently subject to a court-imposed stay pending legal challenge. We do not believe that compliance with the proposed fiduciary interpretation or the proposed prohibited transaction exemptions, to the extent that they become effective, will have a material impact on us. We anticipate that other state and federal regulators may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. If anticipated amendments to these rules render them more onerous than Regulation Best Interest ("Regulation BI") as further described in —Broker-Dealers and Investment Advisers, and existing or proposed DOL rules, or result in a conflict with Regulation BI or existing or proposed DOL rules, the impact on us could be more substantial.

In April 2024, the DOL published changes to Prohibited Transaction Class Exemption 84-14 (the "QPAM Exemption"). As a result of these changes, we will be required to notify the DOL prior to relying on the QPAM Exemption, in addition to satisfying new minimum qualification and recordkeeping requirements.

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

Twenty-six states have adopted versions of the NAIC’s Insurance Data Security Model Law (the "Model Law"), and other states may adopt versions of the Model Law in the future. Such laws govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws and are designed to ensure that licensees of the Department of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. In February 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that is not based on the Model Law, that requires banks, insurance companies, and other financial services institutions regulated by the NYDFS, including certain of our subsidiaries, to establish and maintain a comprehensive cybersecurity program. The NYDFS requirements specifically provide for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses and business continuity and disaster recovery, including notice to the NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certification of regulatory compliance with the NYDFS. On November 1, 2023, the NYDFS adopted amendments to its cybersecurity regulations increasing mandatory controls and adding further cybersecurity requirements for larger companies.

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

Certain of our products and services are subject to HIPAA, which establishes privacy and security standards that govern the use and disclosure of protected health information and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, availability, and privacy of such information. Voya may function as a "Covered Entity" or a "Business Associate," which requires compliance with HIPAA's Privacy, Security and Breach Notification Rules.

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

Data Regulation

There are emerging federal and state regulations and legislation that address the use of big data and artificial intelligence, including machine learning in the business of insurance. The NAIC issued a Model Bulletin regarding the Use of Artificial Intelligence Systems by Insurers, which is expected to be adopted by multiple states. Colorado, Utah, and California have AI-specific regulations governing a company's use of artificial intelligence, and comprehensive AI-specific legislation is pending in many state legislatures. The regulations and legislation generally focus on companies developing a risk management framework to protect the privacy of individuals and protect them against discrimination.

Anti-Money Laundering, Sanctions, and Anti-Corruption Laws

The Bank Secrecy Act, as amended by the Patriot Act, contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial institutions, including, among others, insurance companies, trust banks and mutual funds. By January 1, 2026, under final rule amendments adopted in 2024, investment advisers that are registered with the SEC ("RIAs") and investment advisers that report to the SEC as exempt reporting advisers ("ERAs") will also be required to establish and implement anti-money laundering/countering the financing of terrorism ("AML/CFT") programs pursuant to the Bank Secrecy Act and to report suspicious activity to FinCEN. These rule amendments aim to address and prevent money laundering, terrorist financing, and other illicit finance activity through the investment adviser industry. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. Internal practices, procedures and controls are required to meet the obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies and share information with other financial institutions.

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

In October 2023, California’s governor signed into law climate disclosure and financial reporting legislation entitled the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act. These laws impose new reporting requirements on companies doing business in California that generate over $1.0 billion in gross annual revenue. The new laws require applicable companies to disclose Scope 1 and Scope 2 greenhouse gas ("GHG") emissions beginning in 2026 and Scope 3 GHG emissions in 2027. The laws also require applicable companies to submit biennial climate-related financial risk reports to the California Air Resources Board beginning in 2026. We are monitoring further guidance regarding implementation of the new laws but do not believe that the laws will have a material impact on our business and operations. The SEC also finalized similar disclosure rules for publicly reporting companies. Both the California and SEC disclosure rules are the subject of ongoing litigation which may affect their implementation timelines or whether they are ultimately implemented at all.

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

Item 1A.     Risk Factors

We face a variety of risks that are substantial and inherent in our business, including market, liquidity, credit, strategic, operational, legal, regulatory and reputational risks. The following is a summary of the material factors that could adversely affect our business, sales, revenues, AUM, reputation, results of operations, liquidity, profitability or financial condition.

•Global Market Risks
◦Conditions in the global capital markets, the economy and geopolitical events.
◦The level of interest rates and in particular a period of rapidly increasing interest rates or a recurrence of a low interest rate environment.
◦Unfavorable developments in interest rates, credit spreads and policyholder behavior related to our stable value products.
◦Potential inadequacy of our risk management policies and procedures, including hedging programs.
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

We are affected by both domestic and international macroeconomic developments. Volatility and disruptions in financial markets, including global capital markets, can have an adverse effect on our investment portfolio, and our liabilities are sensitive to changing market factors. Factors including, geopolitics (including war and terrorism), political uncertainty and political instability, potential government shutdowns, the ability of governments to respond in the event of national emergencies, government fiscal and tax policy, interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, exchange rates, the volatility and strength of the capital markets, changes in reference rates and the lack of historical performance information for such rates, and deflation and inflation, all affect our financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of impacts, including diverging impacts, on the value of our assets and our liabilities.

Even in the absence of a market downturn, our retirement, investment and insurance products, as well as our investment returns and our access to and cost of financing, are sensitive to equity, fixed income, real estate and other market fluctuations and general economic and political conditions.

Adverse capital market conditions may affect the availability and cost of borrowed funds, thereby impacting our ability to support or grow our business. We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, to carry out any share repurchases that we may undertake, to maintain our securities lending activities, to collateralize certain obligations with respect to our indebtedness, to fund policyholder withdrawals and other benefits, to complete business acquisitions and to replace certain maturing liabilities. Without sufficient liquidity, we would be forced to curtail our operations, our ability to manage our capital structure would be adversely affected, and our business would suffer.

In addition, our insurance and annuity products and certain of our retirement and investment products are sensitive to inflation rate fluctuations. A sustained increase in the inflation rate in our principal markets may negatively affect our business. A failure to accurately anticipate higher inflation and factor it into our product pricing assumptions may result in mispricing of our products, which could materially and adversely impact our results of operations.

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

The sensitivity of our statutory reserves and surplus established for stable value products to changes in interest rates, credit spreads and policyholder behavior will vary depending on the magnitude of these changes, as well as on the market value of invested assets, participant account value, the market value of other assets generally, credit losses, the guaranteed credited rates available to customers and other product features. Realization or re-measurement of these risks may result in an increase in the reserves for stable value products, and could materially and adversely affect our financial position or results of operations. In particular, in a low interest rate environment, we are exposed to the risk that reserves must be added to fund withdrawals and transfers when guaranteed annual credited rates exceed the earned rate on invested assets. In a rising interest rate environment, we are exposed to the risk of a potential increase in contract holder withdrawals and the potential need to sell assets at a loss to fund those withdrawals.

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

We are currently subject to periodic review by independent credit rating agencies S&P, Moody's, Fitch and A.M. Best, each of which currently maintain an investment grade rating with respect to us. Our ability to obtain secured or unsecured debt financing and the cost of such financing depend, in part, on our credit ratings. A credit rating downgrade could negatively impact our ability to obtain such financing and increase borrowing costs. In turn, maintaining our credit ratings depends on strong financial results and on other factors, including the outlook of the rating agencies on our sector and the market generally.

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

In addition, rating agencies may implement changes to their capital models that may favorably or unfavorably affect our ratings. We cannot assure you that these ratings will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn. Ratings are not a recommendation to buy, sell or hold any security or other financial product, and each agency's rating should be evaluated independently of any other agency's rating.
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

The amount of collateral we may be required to post under short-term financing agreements and derivative transactions may increase under certain circumstances. Pursuant to the terms of some transactions, we could be required to make payment to our counterparties related to any change in the market value of the specified collateral assets. Such requirements could have an adverse effect on our liquidity. Furthermore, with respect to any such payments or collateral, we may have unsecured risk to the counterparty as these amounts may not be required to be segregated from the counterparty's other funds, may not be held in a third-party custodial account and may not be required to be returned to us by the counterparty until the termination of the transaction.

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

A portion of our institutional funding originates from the Federal Home Loan Bank ("FHLB") of Boston and the FHLB of Des Moines. We have issued funding agreements in exchange for eligible collateral primarily in the form of cash, mortgage-backed securities and U.S. Treasury securities. These funding agreements are for a fixed term and cannot be terminated early by the FHLB.

Should the FHLBs choose to change their definition of eligible collateral, change the lendable value against such collateral or if the market value of the pledged collateral decreases in value due to changes in interest rates or credit ratings, we may be required to post additional collateral in the form of cash or other eligible collateral. Additionally, if we lose access to FHLB funding, we may be required to find other sources to replace it, which could increase our funding costs. This could occur if our creditworthiness falls below either of the FHLB's requirements or if legislative or other political actions cause changes to the FHLBs' mandate or to the eligibility of life insurance companies to be members of the FHLB system.

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

If the ability of our insurance or non-insurance subsidiaries to pay dividends or make other distributions or payments to Voya Financial, Inc. and Voya Holdings is materially restricted by regulatory requirements, other cash needs, bankruptcy or insolvency, or by our need to maintain the financial strength ratings of our insurance subsidiaries, or is limited due to results of operations or other factors, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, there is no assurance that we would be able to raise cash by these means. This could materially and adversely affect the ability of Voya Financial, Inc. and Voya Holdings to pay their obligations.

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2023 and 2024, and a discussion of ordinary dividend capacity for 2025, see Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K and the Insurance Subsidiaries Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

Some of our investments are relatively illiquid and in some cases are in asset classes that may experience significant market valuation fluctuations.

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans, limited partnership interests and other alternative investments. Reported values of our relatively illiquid types of investments do not necessarily reflect the current market prices of the assets. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

The amount and timing of income from alternative investments tend to be uneven. The timing of distributions from such investments can be difficult to predict and, in the case of investment funds, may depend on particular events relating to underlying investments, as well as the funds' schedules for making distributions and their needs for cash. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter. Market volatility may reduce investment income for these types of investments.

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

As further described under –Organizational History and Structure–Recent Acquisitions in Part I, Item 1. of this Annual Report on Form 10-K, we completed several acquisitions in 2023 and early 2025.

Although we believe these acquisitions to have been successful to date, it is possible that we may not achieve certain of the benefits that we expect to obtain in connection with the acquisitions, or that integrating these businesses, including their information technology, data management and operational systems, may take longer than expected or create additional vulnerabilities. For example, it is possible that expected revenues may not fully materialize or that the value of the acquisitions to us is less than we anticipated. In addition, integrating these acquired businesses may be more costly and take longer than anticipated. See Overview in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K for further information. Should any of the acquisitions ultimately prove to be less beneficial than we anticipated, or should the integration costs, transition services or other developments resulting from the acquisitions create unanticipated difficulties for our business, our results of operations and financial condition could be adversely affected, including impairment to the value of goodwill and intangible assets which has materially increased as a result of our most recent acquisitions.

Further, we share ownership of VIM Holdings with Allianz, which holds through an affiliated entity a 24% equity interest in VIM Holdings. While we maintain full operational control of VIM Holdings, we may have less flexibility to engage in strategic transactions involving Voya IM or its subsidiaries. In addition, if the equity interest in VIM Holdings currently held by an affiliate of Allianz were directly or indirectly transferred to another party, our strategic distribution partnership with AllianzGI could be negatively impacted.

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

We distribute certain products under agreements with affiliated distributors and other members of the financial services industry that are not affiliated with us. We compete with other financial institutions to attract and retain commercial relationships in each of these channels. Our success in competing for sales through these distribution intermediaries depends on factors such as the amount of sales commissions and fees we pay, the breadth of our product offerings, the strength of our brand, our perceived stability and financial strength ratings, and the marketing and services we provide to, and the strength of the relationships we maintain with, individual distributors. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, results of operations and financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with us, including for such reasons as changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Alternatively, we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of such distributors, which could reduce sales.

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

Our financial results are subject to risks around actuarial assumptions, including those related to mortality, morbidity and the future behavior of policyholders, such as lapse rates and future claims payment patterns. These assumptions, which we use to determine our liabilities for future policy benefits and claims incurred but not reported, may not reflect future experience. Changes to these actuarial assumptions in the future could require increases to our reserves in amounts that could be material. Any adverse changes to reserves could require us to make material additional capital contributions to one or more of our insurance company subsidiaries or could otherwise be material and adverse to our results of operations or financial condition. We review these assumptions at least annually in the third quarter and update them if necessary. For further information, see Results of Operations and Critical Accounting Judgments and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K.

We set prices for many of our Health Solutions products based on expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness or accident, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time due to changes in the natural environment, including due to the impacts of climate change such as changes in temperature and air quality, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment, or other factors. Changes in mortality and morbidity rates could also be affected by changes in the mix of our insured business due to sales, retention and underwriting. The long-term profitability of such products depends on how our actual mortality and morbidity rates compare to our pricing assumptions, as well as our ability to successfully underwrite new and renewed business in accordance with actuarial-based pricing targets. In the short term, higher loss ratios due to unexpected claims activity may contribute to short-term volatility in our reported results of operations, which may be exacerbated by delays in reserving for higher-than-expected incurred but not reported claims. For renewable products, our ability to set prices higher at renewal, in response to higher claims patterns, may be limited due to a variety of factors, including pricing competition or rate caps imposed by agreements made with some clients. In addition, prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers might not offer coverage at all. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would have to accept an increase in our net risk exposures, revise our pricing to reflect higher reinsurance premiums, or otherwise modify our product offering.

Pricing of certain of our Health Solutions products is also based in part on expected persistency of these products, which is the probability that a policy will remain in force from one period to the next. Actual persistency that is lower than our persistency assumptions could have an adverse effect on profitability, especially in the early years of a policy, primarily because we would be required to accelerate the amortization of expenses we defer in connection with the acquisition of the policy. Actual persistency that is higher than our persistency assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience is higher in these later years. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy, the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability. Many of our products, however, do not permit us to increase premiums or adjust charges and credits during the life of the policy or during the initial guarantee term of the policy. Even if permitted under the policy, we may not be able or willing to raise premiums or adjust other charges for regulatory or competitive reasons.

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

We cede life and health insurance policies and annuity contracts or certain risks related to life and health insurance policies and annuity contracts to other insurance companies using various forms of reinsurance, including coinsurance, modified coinsurance, coinsurance with funds withheld, monthly renewable term and yearly renewable term. However, we remain liable to the underlying policyholders if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to bear the entire unresolved liability for claims on the reinsured policies. In addition, a reinsurer insolvency or loss of accredited reinsurer status may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional statutory reserves. Cancellation by the reinsurer of certain of our reinsurance arrangements, without the ability to replace them with new arrangements, could have the effect of increasing our risk-based capital requirements and reducing our excess capital.

In connection with the Individual Life Transaction, we have entered into large reinsurance agreements with Security Life of Denver ("SLD"), our former insurance subsidiary, with respect to the portion of our former individual life segment and other legacy businesses that have been written by our insurance subsidiaries domiciled in Minnesota, Connecticut and New York. While SLD's reinsurance obligations to us are collateralized through assets held in trust, in the event of any default by SLD of its reinsurance obligations to us, or any loss of credit for such reinsurance, there can be no assurance that such assets will be sufficient to support the reserves that our subsidiaries would be required to establish or to pay claims.

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

We are highly dependent on automated and information technology systems, including off-premises systems provided by various cloud services providers, to record and process both our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. Despite the implementation of security and back-up measures, our information technology systems or those of third parties upon whom we rely, may remain vulnerable to disruptions, delays and outages, including due to events that are wholly or partially beyond our control, such as natural disasters, electrical/telecommunications outages, infrastructure changes, human or software error, upgrade disruptions and capacity constraints. In addition, such disruptions could be the result of physical or electronic intrusions, viruses or other attacks.

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

Certain state and federal laws require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information, or that otherwise results in unauthorized disclosure or use of personal information, could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technological, legal and other expenses.

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

We are exposed to various risks arising from natural disasters, including hurricanes, climate change, floods, earthquakes, tornadoes and pandemic disease, as well as man-made disasters and core infrastructure failures, including acts of terrorism, military actions, power grid and telephone/internet infrastructure failures, which may adversely affect AUM, results of operations and financial condition by causing, among other things:
•losses in our investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform, or adverse impacts to asset prices in affected sectors or geographies;
•disruption of our normal business operations, including the ability to interact with existing or potential clients, due to catastrophic property damage, loss of life, or disruption of public and private infrastructure, including communications and financial services, or mandatory shutdowns and stay-at-home orders;
•in some cases, sustained disruption of economic activity, such as what materialized in connection with the COVID-19 pandemic, which may have significant effects on our revenues, business performance, capital position, liquidity, and financial condition.

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

As we continue to focus on reducing the expense necessary to support our operations, we use outsourcing strategies for a significant portion of our information technology and business functions. If our third-party service providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience system failures, disruptions, or other operational difficulties, an inability to meet obligations, including obligations to policyholders, customers, business partners and distribution partners, increased costs and loss of business, and such events may have a material adverse effect on our business and results of operations. See risk factor Interruption or other operational failures in telecommunication, cybersecurity, information technology and other operational systems, including as a result of human and process error or a failure to maintain the security, integrity, confidentiality, or privacy of such systems, could harm our business.

We depend on licenses of third-party software to provide our services. The inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

Our applications incorporate certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to much of the third-party software we currently license, this may not always be the case, or it may be difficult, costly, or time-consuming to replace. In addition, integration of the software used in our applications with new third-party software may require significant work and require substantial investment of our time and resources. To the extent that our applications depend on the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our own applications, delay new application introductions, result in a failure of our applications and damage our reputation. Our use of additional or alternative third-party software would require us to enter into additional license agreements with third parties which could result in increased costs, business disruptions and other complications.

Our international operations may result in increased risks to our business.

Our international operations, including our operations in India, expose us to a variety of political, legal, operational and other risks, including: changes in laws, their application or interpretation; increased or conflicting regulatory restrictions; political instability; non-compliance with anti-corruption and anti-bribery laws; economic or trade sanctions; restrictive tax regulations; dividend limitations; price controls; currency exchange controls or other transfer or exchange restrictions; difficulty in enforcing contracts; nationalization or expropriation of assets; imposition of limits on foreign ownership of local companies; and public or political criticism of our business and operations.

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

Changes in tax law, as well as changes in interpretation and enforcement of existing tax laws, could increase our future tax costs, reducing our profitability. For example, the Inflation Reduction Act of 2022 includes a 15% corporate alternative minimum tax ("CAMT") on the adjusted financial statement income of large corporations. In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. Finalizing regulations will take time, and the final regulations may differ materially from the proposed regulations. While we do not expect to be subject to the CAMT for 2024, we are continuing to review the proposed regulations, and our CAMT determination will need to be evaluated in light of future guidance. If the CAMT applies, we will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards, which could adversely impact our business, financial condition, results of operations and liquidity. Additionally, any tax liability may create variability in the amount of cash taxes that we pay, which may affect our ordinary dividend or share buyback capacity. Other changes in tax law, including in relation to the extension of expiring provisions of the 2017 Tax Cuts and Jobs Act, may also impact the taxation of our operations and increase our tax costs. The substance, timing and likelihood of any such changes are uncertain.

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

Our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. See —Regulation—Insurance Regulation in Part I, Item 1. of this Annual Report on Form 10-K. Changes in these laws and regulations, or in interpretations thereof, are often made for the protection of the policyholding consumer and not necessarily creditors or investors of the insurer and could materially and adversely affect our business, results of operations or financial condition.
U.S. federal income tax law imposes requirements relating to insurance and annuity product design, administration and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code. Additionally, state and federal securities and insurance laws impose requirements relating to investment, insurance and annuity product design, offering, distribution and administration. Failure to manage or administer product features in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities, or insurance requirements, could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, or harm to our reputation. Such penalties, costs, or harm could adversely impact our operations or profitability.

Regulatory agencies have broad administrative power over many aspects of our business. Our state insurance regulators may require our life insurance subsidiaries who are admitted to transact business in such states to participate in guaranty associations, which raise funds to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. This can result in the imposition of extraordinary assessments on such insurance subsidiaries. Other aspects of our business which are regulated may include ethical issues, privacy, recordkeeping and marketing and sales practices. Also, bank regulators and other supervisory authorities in the U.S. and elsewhere continue to scrutinize payment processing and other transactions under regulations governing such matters as money-laundering, prohibited transactions with countries subject to sanctions, and bribery or corruption.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in laws and regulations may materially increase the cost of compliance and other expenses of doing business. Compliance risks may arise where applicable regulations may be unclear, subject to multiple interpretations or under development. Regulations may conflict with one another, regulators may revise their previous guidance or courts may overturn previous rulings, all of which could affect our ability to meet applicable standards. New laws and regulations at the federal and state level, as well as in jurisdictions outside of the U.S., can limit our ability to offer new products or continue to offer existing products. In addition, policymaking at both the federal and state level and some areas of regulation affecting our business have become increasingly subject to politicization that could subject us to potentially conflicting requirements in serving clients and to increased government, client, or media scrutiny. as well as legal challenges.

Regulatory investigations and enforcement actions may reduce profitability.

Governmental scrutiny with respect to matters relating to compensation, compliance with regulatory and tax requirements, environmental laws and business practices in the financial services industry has increased significantly in the past several years and has resulted in more aggressive and intense regulatory supervision and enforcement. Press coverage, social media commentary, and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, can lead to increased inquiries or investigation by regulators, legislators or law enforcement officials or in lawsuits. Such developments could also have a negative impact on our reputation and on business retention and new sales, which could adversely affect our business and results of operations.

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

Past or future misconduct by our employees, agents, intermediaries, representatives of our broker-dealer and investment adviser subsidiaries or employees of our vendors could result in violations of law by us or our subsidiaries, regulatory sanctions or serious reputational or financial harm, and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor employees' and associates' business decisions and to prevent us from taking excessive or inappropriate risks, employees and associates may take such risks regardless of such controls and procedures. Our compensation policies and practices are reviewed by us as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our employees or associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations and financial condition. Future legislation or regulation or governmental views on compensation may result in us altering compensation practices in ways that could adversely affect our ability to attract and retain talented employees.

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

The failure of any of our insurance subsidiaries to meet its applicable RBC or minimum capital and surplus requirements could subject it to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, may still limit the ability of an insurance subsidiary to make dividends or distributions to Voya Financial, Inc., could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade the insurer’s financial strength ratings, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

Cybersecurity Governance

As detailed above, the CISO and the information security team regularly assess and manage cybersecurity risks. Voya's information security leadership team has extensive information technology and information security experience, and the full team comprises over 100 employees with over 150 certifications from leading information security certification organizations. The CISO, who oversees the organization supporting the day-to-day operations of our information security program, brings over 30 years of professional IT experience in financial services. Before assuming his current role, the CISO served as Voya's Chief Technology Officer, where he was responsible for our infrastructure, cloud, and business resiliency office. Additional management of cybersecurity risks is conducted by Voya's Technology and Operational Risk Committee ("TORC"), which has been delegated authority by Voya's Management Risk Committee to provide oversight of operational risk, including information and technology risk, as well as related legal, compliance and regulatory risks. Members of the TORC include senior management with relevant expertise in operations, technology, information security, legal, compliance, data privacy and operational risk management. The information security team participates in the TORC meetings to discuss cybersecurity risks and mitigation treatment. The TORC provides guidance and direction in assessing, addressing, mitigating and monitoring cybersecurity risks within Voya.

Voya’s Board committees include the Risk Committee, which provides support to the Board in its oversight of information technology, including cybersecurity risk. To assist the Board in fulfilling its oversight function, the Risk Committee is responsible for overseeing cybersecurity risk and collaborates with the Audit Committee on the related disclosures. The Risk Committee receives regular updates from the CISO on cybersecurity-related matters and reports regularly to the full Board.

Item 2.         Properties

As of December 31, 2024, we owned or leased 74 locations in the U.S. and elsewhere, totaling approximately 1.8 million square feet, of which approximately 849 thousand square feet was owned properties and approximately 994 thousand square feet was leased properties. We believe that our owned and leased properties are suitable and adequate for our current business operations.

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

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Common Equity

Voya Financial, Inc.'s common stock, par value $0.01 per share, trades on the New York Stock Exchange under the symbol "VOYA".

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

At February 14, 2025, there were 73 stockholders of record of common stock. Stockholders of record include institutional or omnibus accounts that hold common stock for many underlying investors.

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.'s repurchases of its common stock for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
					(in millions)
October 1, 2024 - October 31, 2024	1,050,726	$80.77		997,994	$801
November 1, 2024 - November 30, 2024	723,212	83.92	(2)	708,061	761
December 1, 2024 - December 31, 2024	33,135	77.56		—	761
Total	1,807,073	$81.97		1,706,055	N/A
(1) In connection with exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended December 31, 2024, there was an increase of 101,018 treasury shares in connection with such withholding activities.
(2) On September 12, 2024, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $100 million of the Company's common stock. Pursuant to the agreement, the Company received initial delivery of 1,061,853 shares based on the closing market price of the Company's stock on September 12, 2024 of $75.34. The arrangement closed on November 5, 2024 and an additional 222,007 shares were delivered based on the daily volume-weighted average price of the Company's common stock.
(3) On October 31, 2024, the Company's Board of Directors provided an additional share repurchase authorization of $500 million. This share repurchase authorization expires on December 31, 2025 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

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

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2024 and 2023, and financial condition as of December 31, 2024 and 2023. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K. For discussion and analysis of our results of operations for the years ended December 31, 2023 and 2022, refer to our 2023 Annual Report on Form 10-K filed with the SEC on February 23, 2024.

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

Overview

We are a leading provider of workplace benefits and savings solutions and technologies to U.S. employers, enabling better financial outcomes for their employees and for those who depend on their employees through our retirement solutions, retail wealth services, and a comprehensive portfolio of benefits products. We are also a leading international asset manager, built on a foundation of institutional-quality fixed income and private asset strategies, with a well-established presence in U.S. markets and a large and growing business managing retail and institutional equity, fixed income and blended strategies for clients in Europe and Asia.

We have evolved as a company through the divestiture of substantially all of our closed block variable annuity, life insurance and legacy non-retirement annuity businesses and related assets. These divestitures align with our strategic focus on a capital light, high free cash flow business that maximizes value for our shareholders through capital return and accelerated profitable revenue growth while proactively managing risk. We have returned approximately $800 million of capital to our shareholders through share repurchases and dividends and generated excess capital of approximately $650 million during 2024, while making strategic investments in our Workplace Solutions and Investment Management businesses.

We are focused on executing our mission to make a secure financial future possible—one person, one family and one institution at a time. Voya’s scale, business mix, risk profile, and strong free cash flow generation are competitive differentiators, and we have a clear path to increasing free cash flow generation and Adjusted operating earnings growth via net revenue growth, margin expansion, and disciplined capital management. We provide our products and services principally through our Workplace Solutions business, which encompasses both our Wealth Solutions and Health Solutions business segments, and through our Investment Management segment.

Wealth Solutions
Our Wealth Solutions segment provides retirement plan solutions and administration technology and services to employers. These products and services include full-service and recordkeeping-only defined contribution plan administration, stable value and fixed general account investment products, and non-qualified plan administration. It also includes tools, guidance, and services to promote the financial well-being and retirement security of employees. Additionally, we provide individual retirement accounts and financial guidance and advisory services that enables us to deepen relationships with our retirement plan participants.

Revenue is earned from a diverse and complementary business mix and consists primarily of fee and investment income. Fee income is generated from asset based and participant based administrative, recordkeeping and advisory fees. Investment income derives from our general account assets and other funds. Because a significant portion of our revenues is tied to account values, our profitability is determined in part by the amount of assets we have under management, administration or advisement. This in turn depends on sales volumes to new and existing clients, net deposits from retirement plan participants, asset retention, and changes in the market value of account assets. Our profitability also depends on the difference between the investment income we earn on our general account assets, or our portfolio yield, and crediting rates on client accounts.

Health Solutions
Our Health Solutions segment provides worksite employee benefits, Health Account Solutions (Health Savings Account ("HSA")/Flexible Spending Account ("FSA")/Health Reimbursement Arrangements ("HRA") and COBRA administration), leave management, financial wellness, and decision support products and services to mid-size and large corporate employers and professional associations. In addition, our Health Solutions segment serves the employer market by providing stop-loss coverage to employer plan sponsors that self-fund their pharmaceutical and medical benefits plans.

Our Health Solutions segment also provides benefits and plan administration services to employers and health plans through our Benefitfocus business. Benefitfocus provides market-leading benefits enrollment and administration services to employers and plan enrollment services to health plans. It also provides a benefits marketplace through which employees can select and enroll in voluntary benefits offered by their employers. Our Benefitfocus platform is open-architecture and product-agnostic, enrolling and administering benefits from a variety of third-party carriers.

In addition, we also provide decision support tools through the Benefitfocus enrollment platform and through our MyVoyage mobile application, which provides a comprehensive guidance tool for employees to see their entire financial picture including their workplace benefits and savings. We support employers by taking on the administrative burden of benefits enrollment and administration, leave management, COBRA administration, and other obligations.

The Health Solutions segment generates revenue from premiums and fees, investment income, mortality and morbidity income, and policy and other charges. Underwriting income comprises the majority of revenues in this segment and derives from the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop loss and voluntary benefits. Fee income is generated from services provided on benefits administration, leave management, HSA/FSA/HRA and COBRA administration and proprietary decision support tools. Investment income is driven by the spread between investment yields and credited rates (the interest and income that is credited to the policies) to policyholders on voluntary universal life, whole life products, and HSA invested assets, as well as the spread earned on policyholder reserves and target surplus.

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
Investment Management’s primary source of revenue is management fees collected on the assets we manage. These fees are typically based on a percentage of AUM. In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on AUM exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform and distributed primarily by our Wealth Solutions segment. Investment Management also receives fees as the primary investment manager of our general account, which is managed on a market-based pricing basis. Finally, Investment Management generates revenues from a portfolio of seed capital investments in private equity, collateralized loan obligations and various funds.

Business Update

On September 11, 2024, we entered into a definitive agreement to acquire the full-service retirement plan business of OneAmerica Financial through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to the Company's full-service business in Wealth Solutions, including incremental assets in emerging and mid-market segments, employee stock ownership plan capabilities, and opportunities for distribution partnerships. The transaction closed on January 2, 2025. The purchase consideration includes approximately $50 million in cash paid at closing and contingent consideration of up to $160 million based on plan persistency and transition incentives.

On August 1, 2023, we acquired all remaining equity interest in VFI SLK Global Services Private Limited previously held by SLK Software Private Limited ("SLK") and renamed the entity as Voya Global Services Private Limited ("Voya India"). Voya India was a private limited company in India formed pursuant to a joint venture agreement between us and SLK on August 1, 2019, with us and SLK holding 49% and 51% of ownership shares, respectively. The purpose of Voya India is to provide technology and business operation services to us. As a result of the acquisition, Voya India has become a wholly owned subsidiary and provides us with improved strategic and operational flexibility. As part of the purchase consideration, an upfront payment of $53 million was made at closing. We recorded a gain of $45 million in relation to the revaluation of the existing investment in Voya India which was recorded in Net gains (losses) in the Consolidated Statements of Operations for the year ended December 31, 2023. Net assets acquired as part of this transaction included goodwill of $102 million.

On January 24, 2023, we completed the acquisition of Benefitfocus, an industry-leading benefits administration technology company that serves U.S. employers, health plans and brokers for a total purchase consideration of $595 million. Benefitfocus helps organizations simplify the complexity of benefits administration. Benefitfocus solutions have a personalized user-friendly interface designed for people to choose and access a broad line-up of workplace benefits. In connection with the acquisition, we incurred $3 million and $37 million of integration expenses for the years ended December 31, 2024 and 2023, respectively. These expenses include severance, consulting and business integration expenses and are recorded in Operating expenses in the period they are incurred. These expenses are classified as a component of Other adjustments to Income (loss) before income taxes and consequently are not included in the adjusted operating results of our segments.

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
Inflationary pressures related to easing monetary and fiscal policies, stagflationary, and global supply chain frictions, have been addressed by sharply tighter monetary policy. As the continued impact of sharply tighter global monetary policy works through the real economy, an increase in market volatility could affect our business, including through effects on the rate and spread component of yields we earn on invested assets, changes in required reserves and capital, and fluctuations in the value of our AUM and AUA. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation, levels of global trade, and geopolitical risk. In the short- to medium-term, the potential for increased volatility and slowing economic growth can pressure sales and reduce demand as consumers hesitate to make financial decisions. Financial performance can be adversely affected by market volatility as fees driven by AUM fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. As a company with strong retirement, investment management and insurance capabilities, however, we believe the market conditions noted above may, over the long term, enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable. For additional information on our sensitivity to interest rates and equity market prices, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

Interest Rate Environment

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:
•Our general account investment portfolio, which was approximately $34.7 billion as of December 31, 2024, consists predominantly of fixed income investments. At prevailing interest rate levels, new money investments or reinvestment of proceeds from maturities and asset paydowns are likely to be accretive to the overall portfolio earned rate. Higher interest rates, however, also reduce the prices of fixed income investments and the proceeds of bonds that are sold before maturity in the secondary market.
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
•The fourth quarter of each year tends to have higher Voluntary Claims. This seasonality is generally driven by policyholders reassessing past incidents at the end of the year and during annual open enrollment. Adjustments are made in the incurred but not reported reserve to address seasonal effects.

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

AUM includes general account assets managed by our Investment Management segment in which we bear the investment risk, separate account assets in which the contract owner bears the investment risk, and off-balance sheet institutional/mutual funds. AUM-based revenues increase or decrease with a rise or fall in the amount of AUM, whether caused by changes in capital markets or by net flows. AUM is principally affected by net deposits (i.e., new deposits, less surrenders and other outflows) and investment performance (i.e., interest credited to contract owner accounts for assets that earn a fixed return or market performance for assets that earn a variable return). Separate account AUM and institutional/mutual fund AUM include assets managed by our Investment Management segment, as well as assets managed by third-party investment managers. Our Investment Management segment reflects the revenues earned for managing affiliated assets for our other segments as well as assets managed for third parties.

AUA represents accumulated assets on contracts pursuant to which we provide administrative and advisement services, distribution coverage, relationship management, client servicing, and product guarantees for assets managed by third parties. These contracts are not insurance contracts and the assets are excluded from the Consolidated Financial Statements. Fees earned on AUA are generally based on the number of participants, asset levels or the level of services or product guarantees that are provided.

Our consolidated AUM/AUA includes eliminations of AUM/AUA managed by our Investment Management segment that is also reflected in other segments’ AUM/AUA and adjustments for AUM not reflected in any segments.

The following table presents AUM and AUA as of the dates indicated:

	As of December 31,
($ in millions)	2024	2023
AUM and AUA:
Wealth Solutions	$612,205	$544,319
Health Solutions	1,993	1,833
Investment Management	389,605	377,744
Eliminations/Other	(110,283)	(110,383)
Total AUM and AUA(1)	$893,520	$813,513

AUM	$504,282	$462,079
AUA	389,238	351,434
Total AUM and AUA(1)	$893,520	$813,513
(1) Includes AUM and AUA related to divested businesses, for which a substantial portion of the assets continue to be managed by our Investment Management segment.
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

Net gains (losses) and Net investment gains (losses) include changes in the fair value of derivatives. Increases in the fair value of derivative assets or decreases in the fair value of derivative liabilities result in gains. Decreases in the fair value of derivative assets or increases in the fair value of derivative liabilities result in losses.

Results of Operations - Company Consolidated

The following table presents our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
($ in millions)	2024	2023	Change
Revenues:
Net investment income	$2,074	$2,159	$(85)
Fee income	2,113	1,916	197
Premiums	3,176	2,717	459
Net gains (losses)	(27)	(72)	45
Other revenue	423	327	96
Income (loss) related to consolidated investment entities	291	301	(10)
Total revenues	8,050	7,348	702
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	3,619	3,036	583
Operating expenses	3,082	3,096	(14)
Net amortization of Deferred policy acquisition costs and Value of business acquired	223	230	(7)
Interest expense	124	132	(8)
Operating expenses related to consolidated investment entities	203	176	27
Total benefits and expenses	7,251	6,670	581
Income (loss) before income taxes	799	678	121
Income tax expense (benefit)	57	(51)	108
Net income (loss)	742	729	13
Less: Net income (loss) attributable to noncontrolling interest	75	104	(29)
Less: Preferred stock dividends	41	36	5
Net income (loss) available to our common shareholders	$626	$589	$37

Consolidated - Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Total Revenues

Total Revenues increased $702 million from $7,348 million to $8,050 million. The following items contributed to the overall increase.

Net investment income decreased $85 million from $2,159 million to $2,074 million primarily due to:
•lower investment income on fixed maturity securities primarily due to lower average volume and interest rate movements, partially offset by actions to improve the portfolio yield.

    The decrease was partially offset by:

•overall market impacts to limited partnership valuations.

Fee income increased $197 million from $1,916 million to $2,113 million primarily due to:

•higher fee income in Wealth Solutions driven by an increase in fee-based assets primarily due to higher average equity markets; and
•higher fee income in Investment Management benefiting from positive capital markets and business growth in the current period.

Premiums increased $459 million from $2,717 million to $3,176 million primarily due to:

•higher premiums in Health Solutions driven by growth across all blocks of business.

Net gains (losses) improved $45 million from a loss of $72 million to a loss of $27 million primarily due to:

•net favorable changes in derivative valuations due to interest rate movements.

The improvement was partially offset by:

•the absence of a gain recognized in the prior period from the revaluation of the investment in Voya India; and
•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Other revenue increased $96 million from $327 million to $423 million primarily due to:

•an increase in other interest income due to actions to increase the yield on cash balances; and
•performance fees realized in Investment Management.

The increase was partially offset by:

•the absence of transition services agreements revenue recognized in the prior period associated with the Individual Life Transaction that occurred in 2021.

Income related to consolidated investment entities decreased $10 million from $301 million to $291 million primarily due to:

•overall market impacts to limited partnership valuations.

The decrease was partially offset by:

•an increase in interest income and fair value changes in collateralized loan obligations.

Total Benefits and Expenses

Total benefits and expenses increased by $581 million from $6,670 million to $7,251 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $583 million from $3,036 million to $3,619 million primarily due to:

•an increase in benefits to policyholders in Health Solutions due to adverse claims experience, including a higher loss ratio for Stop Loss and higher claims in Voluntary products due to greater utilization of benefits; and
•in-force business growth in Health Solutions.

The increase was partially offset by:

•lower interest credited in Wealth Solutions primarily due to lower spread-based assets, partially offset by a higher crediting rate;
•a smaller unfavorable impact from the annual assumption update recorded in businesses exited;
•favorable changes in the fair value of embedded derivatives associated with businesses exited primarily due to changes in interest rates, which are mostly offset by a corresponding amount in Net gains (losses);
•a favorable change from the annual assumption update in Health Solutions; and
•a litigation reserve recorded in the prior period within businesses exited.

Operating expenses decreased $14 million from $3,096 million to $3,082 million primarily due to:

•actions to efficiently manage spend;
•the absence of closing costs incurred in the prior period and lower integration costs associated with recent acquisitions in the current period;
•a larger net actuarial gain related to pension and other postretirement benefit obligations recorded in the current period. For further information, see Critical Accounting Judgements and Estimates - Employee Benefits Plans in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K;
•the absence of costs incurred in the prior period which supported the remaining transition services agreements related to the Individual Life Transaction;
•lower severance costs incurred in the current period; and
•the absence of an impairment recorded in the prior period related to a vacated leased building.

The decrease was partially offset by:

•an increase in operating segment expenses driven by growth and investments in our business; and
•the absence of a net favorable adjustment to acquisition-related assets and liabilities recorded in the prior period and the write-off of management contract rights associated with a prior acquisition in the current period.

Operating expenses related to consolidated investment entities increased $27 million from $176 million to $203 million primarily due to:

•an increase in interest costs of limited partnerships due to newly consolidated investment entities.

Income Tax Expense/Benefit

Income tax expense/benefit changed $108 million from a benefit of $51 million to an expense of $57 million primarily due to:

•the difference in the Security Life of Denver Company capital loss benefit that was recorded in 2024 and 2023. For more details, see the Income Taxes Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K;
•an increase in income before income taxes;
•the non-taxable Voya India gain in 2023; and
•a decrease in noncontrolling interest.

Adjustments from Income (Loss) before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

For additional information on the reconciliation adjustments listed below, see the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

	Year Ended December 31,
	2024	2023	Change
Income (loss) before income taxes	$799	$678	$121

Less adjustments:
Net investment gains (losses)	50	(15)	65
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(142)	(182)	40
Income (loss) attributable to noncontrolling interests	75	104	(29)
Dividend payments made to preferred shareholders	41	36	5
Other adjustments(1)	(95)	(180)	85
Total adjustments to income (loss) before income taxes	(71)	(237)	166

Total adjusted operating earnings before income taxes	$870	$916	$(46)

Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$820	$632	$188
Health Solutions	40	315	(275)
Investment Management	278	225	53
Corporate	(205)	(208)	3
Total including Allianz noncontrolling interest	933	964	(31)
Less: Earning (loss) attributable to Allianz noncontrolling interest	63	48	15
Total	$870	$916	$(46)
(1) Primarily consists of acquisition and integration costs associated with recent transactions and amortization of acquisition-related intangible assets. For the year ended December 31, 2024, also includes $15 million, pre-tax, of severance costs, a $15 million, pre-tax, write-off of an intangible asset related to a prior acquisition, a $10 million, pre-tax, write-off of previously capitalized costs associated with an internal technology project which is no longer being pursued, and $5 million, pre-tax, related to an insurance company guaranty fund assessment net of premium tax credits, partially offset by a $26 million, pre-tax, net actuarial gain related to pension and other postretirement benefit obligations. For the year ended December 31, 2023, also includes $35 million, pre-tax, of severance costs, a $22 million, pre-tax, net favorable adjustment to certain acquisition-related assets and liabilities, and a $17 million, pre-tax, impairment related to a vacated leased building.

Net investment gains (losses) changed $65 million from a loss of $15 million to a gain of $50 million primarily due to:

•net favorable changes in derivative valuations due to interest rate movements.

The change was partially offset by:

•the absence of a gain recognized in the prior period from the revaluation of the investment in Voya India; and
•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Income (loss) related to businesses exited through reinsurance or divestment improved $40 million from a loss of $182 million to a loss of $142 million primarily due to:

•a smaller unfavorable impact from the annual assumption update; and
•the absence of a litigation reserve recorded in the prior period.

Other adjustments improved $85 million from a loss of $180 million to a loss of $95 million primarily due to:

•the absence of closing costs incurred in the prior period and lower integration costs associated with recent acquisitions in the current period;
•a larger net actuarial gain related to pension and other postretirement benefit obligations recorded in the current period;
•lower severance costs incurred in the current period; and
•the absence of an impairment recorded in the prior period related to a vacated leased building.

The improvement was partially offset by:

•the absence of a net favorable adjustment to acquisition-related assets and liabilities recorded in the prior period and the write-off of management contract rights associated with a prior acquisition in the current period; and
•one-time expenses in the current period not indicative of ongoing performance related to a write-off of previously capitalized costs associated with an internal technology project which is no longer being pursued and a guaranty fund assessment, net of premium tax benefits.

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

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$1,733	$1,737
Fee income	1,099	966
Other revenue	73	74
Total adjusted operating revenues	2,905	2,776
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	849	895
Operating expenses	1,153	1,162
Net amortization of DAC/VOBA	83	88
Total operating benefits and expenses	2,085	2,144
Adjusted operating earnings before income taxes	$820	$632

The following table presents Net revenue and Adjusted operating margin for our Wealth Solutions segment as of the dates indicated:

	Year Ended December 31,
($ in millions)	2024	2023
Adjusted operating earnings before income taxes	$820	$632

Total adjusted operating revenues	2,905	2,776
Less: Interest credited and other benefits to contract owners/policyholders	849	895
Net revenue	$2,056	$1,881

Adjusted operating margin(1)	39.9%	33.6%
(1) Adjusted operating earnings before income taxes divided by Net Revenue.

The following tables present Total Client Assets by product group, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of December 31,
($ in millions)	2024	2023
Full Service	$208,448	$185,379
Recordkeeping	340,254	298,120
Total Defined Contribution	548,702	483,499
Investment-only Stable Value	34,557	35,188
Retail Client and Other Assets(1)	36,756	32,840
Eliminations	(7,811)	(7,208)
Total Client Assets	$612,205	$544,319
(1) Other assets includes other guaranteed payout products and non-qualified retirement plans.

The following table presents Total Client Assets by source of earnings, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of December 31,
($ in millions)	2024	2023
Fee-based	$524,476	$457,089
Spread-based(1)	29,768	31,327
Investment-only Stable Value	34,557	35,188
Retail Client Assets	31,214	27,923
Eliminations	(7,811)	(7,208)
Total Client Assets	$612,205	$544,319
(1) Spread-based client assets includes a portion of Full Service, as well as proprietary IRA mutual fund products and other guaranteed payout products.

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Wealth Solutions segment for the periods indicated:

	As of December 31,
($ in millions)	2024	2023
Full Service - Corporate markets:
Deposits	$18,051	$16,591
Surrenders, benefits and product charges	(18,263)	(14,627)
Net flows	(212)	1,964
Full Service - Tax-exempt markets:
Deposits	7,194	5,585
Surrenders, benefits and product charges	(8,232)	(10,495)
Net flows	(1,038)	(4,910)
Total Full Service Net Flows	$(1,250)	$(2,945)

Recordkeeping and Stable Value:
Recordkeeping Net Flows	$3,200	$7,437
Investment-only Stable Value Net Flows	$(2,724)	$(4,265)

Wealth Solutions - Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Adjusted operating earnings before income taxes increased $188 million from $632 million to $820 million primarily due to:

•higher fee income driven by an increase in fee-based assets primarily due to higher average equity markets; and
•actions to improve portfolio and cash yields and to efficiently manage spend.

The increase was partially offset by:

•lower investment spread income, net of lower interest credited, primarily due to lower spread-based assets resulting from participant surrenders, partially offset by higher alternative investment income.

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$147	$135
Fee income	71	75
Premiums	3,154	2,673
Other revenue	205	198
Total adjusted operating revenues	3,577	3,082
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	2,602	1,895
Operating expenses	900	839
Net amortization of DAC/VOBA	36	33
Total operating benefits and expenses	3,537	2,767
Adjusted operating earnings before income taxes(1)	$40	$315
(1)The years ended December 31, 2024 and 2023 include impacts related to the annual review of assumptions. See Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for further information.

The following table presents Net revenue and Adjusted operating margin for our Health Solutions segment as of the dates indicated:

	Year Ended December 31,
($ in millions)	2024	2023
Adjusted operating earnings before income taxes	$40	$315

Total adjusted operating revenues	3,577	3,082
Less: Interest credited and other benefits to contract owners/policyholders	2,602	1,895
Net revenue	$975	$1,185

Adjusted operating margin(1)	4.1%	26.6%
(1) Adjusted operating earnings before income taxes divided by Net Revenue.

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2024	2023
Sales by Product Line:
Group Life and Disability	$166	$135
Stop Loss	607	460
Total group products	773	596
Voluntary and Other(1)	211	157
Total sales by product line	$984	$752

Total gross premiums and deposits	$3,601	$3,054

Group Life and Disability	978	905
Stop Loss	1,821	1,500
Voluntary and Other(1)	1,057	926
Total annualized in-force premiums and fees	$3,856	$3,331

Loss Ratios:
Group Life (interest adjusted)	78.9%	82.5%
Stop Loss	94.0%	73.2%
Total Aggregate Loss Ratio	79.7%	67.2%
(1) Includes benefit administration annual recurring revenue and Health Account Solutions products.

Health Solutions - Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Adjusted operating earnings before income taxes decreased $275 million from $315 million to $40 million primarily due to:

•higher benefits to policyholders due to a higher loss ratio in Stop Loss, in-force business growth, and higher claims in Voluntary products due to greater utilization of benefits; and
•higher operating expenses primarily driven by growth and investments in our business, partially offset by actions to efficiently manage spend.

The decrease was partially offset by:

•higher premiums driven by growth across all three lines of business;
•a favorable change from the annual assumption update; and
•higher net investment income primarily due to in-force business growth and higher alternative investment income.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$27	$33
Fee income	928	881
Other revenue	28	2
Total adjusted operating revenues	982	916
Operating benefits and expenses:
Operating expenses	703	690
Total operating benefits and expenses	703	690
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	278	225
Less: Earnings (loss) attributable to Allianz noncontrolling interest	65	49
Adjusted operating earnings before income taxes	$213	$177

The following table presents Net revenue and Adjusted operating margin for our Investment Management segment as of the dates indicated:

	Year Ended December 31,
($ in millions)	2024	2023
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	$278	$225

Total adjusted operating revenues	982	916
Net revenue	$982	$916

Adjusted operating margin(1)	28.3%	24.6%
(1) Adjusted operating earnings before income taxes divided by Net Revenue.

Our Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Year Ended December 31,
($ in millions)	2024	2023
Investment Management intersegment revenues	$79	$85

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of December 31,
($ in millions)	2024	2023
External clients:
Institutional(1)	$156,568	$148,722
Retail(1)(2)	149,214	138,239
Total external clients	305,782	286,961
General account	33,576	34,740
Total AUM	339,358	321,701
AUA(2)(3)	50,247	56,043
Total AUM and AUA	$389,605	$377,744
(1) Includes assets associated with divested businesses.
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

The following table presents net flows for our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2024	2023
Net Flows:
Institutional	$5,685	$(15,480)
Retail(1)	6,852	1,474
Net Flows excluding Net Flows from Divested Businesses	12,537	(14,005)
Divested businesses	(8,993)	(2,058)
Total	$3,544	$(16,063)
(1) Includes reinvested dividends on a prospective basis effective January 1, 2024.

Investment Management - Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Adjusted operating earnings before income taxes including Allianz noncontrolling interest increased $53 million from $225 million to $278 million primarily due to:

•higher fee-based revenues benefiting from business growth, positive capital markets, and performance fees in the current period.

The increase was partially offset by:

•higher operating expenses primarily driven by revenue growth, partially offset by actions to efficiently manage spend; and
•lower investment capital returns primarily driven by overall market performance.

Corporate

The following table presents Adjusted operating earnings (loss) before income taxes of Corporate for the periods indicated:

	Year Ended December 31,
($ in millions)	2024	2023
Adjusted operating revenues:
Net investment income and net gains (losses)	$21	$28
Other revenue	2	21
Total adjusted operating revenues	23	48
Operating benefits and expenses:
Operating expenses(1)	66	96
Interest expense(2)	162	161
Total operating benefits and expenses	228	256
Adjusted operating earnings (loss) before income taxes including Allianz noncontrolling interest	(205)	(208)
Less: Earnings (loss) attributable to Allianz noncontrolling interest	(2)	(1)
Adjusted operating earnings (loss) before income taxes	$(203)	$(207)
(1) Includes expenses from corporate activities and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Adjusted operating earnings (loss) before income taxes including Allianz noncontrolling interest improved $3 million from a loss of $208 million to a loss of $205 million primarily due to:

•lower operating expenses due to the absence of costs incurred in the prior period which supported the remaining transition services agreements related to the Individual Life Transaction and lower incentive compensation.

The improvement was partially offset by:

•lower other revenue due to the absence of transition services agreements revenue recognized in the prior period associated with the Individual Life Transaction; and
•lower investment income due to a change in the allocation of income on cash balances to the operating segments in the current period.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included in segment Adjusted operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations. This excludes alternative investments and income that are a component of Income (loss) related to businesses exited or to be exited through reinsurance or divestment. These alternative investments are carried at fair value, which is estimated based on the net asset value ("NAV") of these funds.

While investment income on these assets can be volatile, based on current plans, we expect to earn 9% on these assets over the long-term.

The following table presents the alternative investment income and the average assets of alternative investments as of the dates indicated:

	Year Ended December 31,
($ in millions)	2024	2023
Wealth Solutions:
Alternative investment income	$111	$66
Average alternative investments	1,532	1,606
Health Solutions:
Alternative investment income	15	7
Average alternative investments	222	169
Investment Management:
Alternative investment income	21	27
Average alternative investments	337	322

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

We estimate that our excess capital (which we define as the amount of total adjusted capital in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of December 31, 2024 was approximately $0.2 billion. Excess capital is adjusted for certain intercompany loans and transactions including the anticipated payment of the 3.976% Senior Notes maturing February 15, 2025. See the Financing Agreements Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional details on the maturing debt.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Year Ended December 31,
($ in millions)	2024	2023
Beginning cash and cash equivalents balance	$206	$209
Sources:
Dividends and returns of capital from subsidiaries	861	1,057
Loans from subsidiaries, net of repayments	—	250
Debt issuance(1)	397	388
Amounts received from subsidiaries under tax sharing agreements, net	62	83
Collateral received, net	—	16
Settlement of amounts due from (to) subsidiaries and affiliates, net	59	147
Asset maturities and investment income, net	27	7
Derivatives, net	—	10
Other, net	51	—
Total sources	1,457	1,958
Uses:
Payment of interest expense	110	111
Capital provided to subsidiaries	60	8
Payment for business acquisitions	—	611
Loans to subsidiaries, net of repayments	99	204
Repayments, net of loans from subsidiaries	269	—
Debt repurchase	—	393
Payment of income taxes, net	5	4
Common stock acquired - share repurchase	640	369
Share-based compensation	44	47
Dividends paid on preferred stock	41	36
Dividends paid on common stock	168	125
Collateral delivered, net	10	—
Other, net	—	53
Total uses	1,446	1,961
Net increase (decrease) in cash and cash equivalents	11	(3)
Ending cash and cash equivalents balance	$217	$206

Liquid short-term investments(2)	20	—

Ending cash, cash equivalents and liquid short-term investments(3)	$237	$206
(1) See Debt and Put Option Agreement for Senior Debt Issuance below for further detail.
(2) Short-term investments have maturities of one year or less, but greater than three months, are liquid and primarily consist of commercial paper investments rated BBB+ or greater.
(3) Total exceeded the holding company's liquidity target of $200 million.

Liquidity

We manage liquidity through access to substantial investment portfolios as well as a variety of other sources of liquidity including committed credit facilities, securities lending and repurchase agreements. Our asset-liability management ("ALM") process considers the expected maturity of investments and expected benefit payments as well as the specific nature and risk profile of the liabilities. As part of our liquidity management process, we model different scenarios to determine whether existing assets are adequate to meet projected cash flows.

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

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations for the years ended December 31, 2024 and 2023. As of December 31, 2024, our remaining repurchase capacity under the Board's authorization was $761 million.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

($ in millions)	Year Ended December 31,
	2024	2023
Dividends paid on common shares	$168	$125
Repurchases of common shares (at cost)	635	374
Total	$803	$499

Preferred Stock

Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A and Series B preferred stock for the last preceding dividend period.

During the year ended December 31, 2024, we declared and paid dividends of $25 million and $16 million on the Series A and Series B preferred stock, respectively. During the year ended December 31, 2023, we declared and paid dividends of $20 million and $16 million on the Series A and Series B preferred stock, respectively. As of December 31, 2024, there were no preferred stock dividends in arrears. See the Shareholders' Equity Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on preferred stock issuances.

Debt

As of December 31, 2024, we had $399 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the year ended December 31, 2024:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes(1)	Ending Balance
Total long-term debt	$2,097	$400	$—	$(394)	$2,103
(1) Other changes represent the reclassification of $399 million of debt maturing in 2025, partially offset by the immaterial net impact of discount accretion and issuance costs.

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

Put Option Agreement for Senior Debt Issuance

See the Financing Agreements Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information on the put option and 3.976% Senior Notes due 2025.

Credit Facilities

See the Financing Agreements Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information on credit facilities.

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. provides guarantees to certain of our subsidiaries to support various business requirements:

•Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13 million principal amount of the 8.42% Equitable of Iowa Companies Capital Trust II Notes due 2027, and provides a back-to-back guarantee to ING Group in respect of its guarantee of $218 million combined principal amount of Aetna Notes.
•Voya Financial, Inc. and Voya Holdings provide a guarantee of payment of obligations to certain subsidiaries under certain surplus notes held by those subsidiaries.

We did not recognize any asset or liability as of December 31, 2024 in relation to intercompany indemnifications, guarantees or support agreements. As of December 31, 2024, no guarantees existed in which we were required to currently perform under these arrangements.

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

FHLB

We are currently a member of the FHLB of Boston and the FHLB of Des Moines and may engage in transactions with FHLB for investment income enhancement and/or liquidity purposes. We are required to maintain a collateral deposit to back any funding agreements issued by the FHLB. We have the ability to obtain funding from the FHLBs, in the form of non-putable funding agreements, based on a percentage of the value of our assets and subject to the availability of eligible collateral. The types of securities generally pledged include mortgage securities, commercial real estate and U.S. treasury securities. Our borrowing capacity is also limited by the lending value of our assets pledged to the FHLB. As of December 31, 2024, our available borrowing capacity as per our pledged assets was approximately $1,536 million.

We had $1,249 million and $1,175 million in FHLB funding agreements as of December 31, 2024 and 2023, respectively which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, we

had assets with a market value of approximately $2,007 million and $1,956 million, respectively, which collateralized the FHLB funding agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 3% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of December 31, 2024, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.2 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of December 31, 2024, Voya Financial, Inc. had $176 million in outstanding borrowings from subsidiaries and had loaned $392 million to its subsidiaries.

Collateral - Derivative Contracts

See the Derivative Financial Instruments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information on collateral for derivatives.

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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. A stable outlook from rating agencies is an opinion generally indicating that the rating is not likely to change over the medium term.

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

In December of 2024, Moody’s confirmed its outlook for the U.S. life insurance sector as stable. Also, in December of 2024, A.M. Best maintained a stable outlook on the U.S. life insurance sector and Fitch changed its outlook from improving to stable for the North American life insurance sector.

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

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies. For the years ended December 31, 2024 and 2023, dividends, net of capital contributions, received by Voya Financial, Inc. and Voya Holdings from non-life subsidiaries were $57 million and $82 million, respectively.

Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries

Each of our Principal Insurance subsidiaries is subject to minimum risk-based capital (“RBC”) requirements based upon the laws of its state of domicile. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks. RBC ratios, expressed as Total Adjusted Capital (“TAC”) to Company Action Level (“CAL”), may increase or decrease depending on a variety of factors including income or losses generated by the insurance subsidiary, additional capital held to support business objectives, market conditions, as well as changes to the NAIC RBC framework. State insurance regulators use the RBC requirements to identify inadequately capitalized insurers. Not meeting the minimum amount of capital based upon RBC requirements may subject the insurer to varying levels of regulatory oversight. As of December 31, 2024, the Total Adjusted Capital of each of our insurance subsidiaries exceeded statutory minimum RBC levels.

The following table summarizes the estimated ratio of TAC to CAL on a combined basis primarily for our Principal Insurance Subsidiaries adjusted for certain intercompany loans and transactions of $383 million and $435 million as of December 31, 2024 and 2023, respectively. The adjustment for December 31, 2024 includes the anticipated payment of the 3.976% Senior Notes maturing February 15, 2025. See the Financing Agreements Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional details on the maturing debt.

($ in millions)			($ in millions)
As of December 31, 2024			As of December 31, 2023
CAL	TAC	Ratio	CAL	TAC	Ratio
$821	$3,183	388%	$778	$3,365	433%

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

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our total capitalization. The following table presents our leverage ratios for the periods indicated:

	As of December 31,
($ in millions)	2024	2023
Financial Debt
Total financial debt	$2,502	$2,098
Other financial obligations(1)	304	312
Total financial obligations	2,806	2,410
Mezzanine equity
Allianz noncontrolling interest	219	175
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	5,855	5,981
Total equity, excluding AOCI	6,467	6,593
AOCI	(2,462)	(2,400)
Total Voya Financial, Inc. shareholders' equity	4,005	4,193
Noncontrolling interest	1,783	1,685
Total shareholders' equity	$5,788	$5,878
Capital
Capitalization(3)	$6,507	$6,291
Adjusted capitalization excluding AOCI(4)	$11,275	$10,863
Leverage Ratios
Debt-to-Capital(5)	38.5%	33.3%
Financial Leverage excluding AOCI(6)	30.3%	27.8%
(1) Includes operating leases, finance leases, and unfunded pension plan after-tax.
(2) Includes preferred stock par value and additional paid-in-capital.
(3) Includes Total Financial Debt and Total Voya Financial, Inc. Shareholders' Equity.
(4)Includes Total Financial Obligations, Mezzanine Equity, and Total Shareholders' Equity excluding AOCI.
(5) Total Financial Debt divided by Capitalization.
(6) Total Financial Obligations and Preferred equity divided by Adjusted Capitalization excluding AOCI.

Our Financial Leverage Ratio, excluding AOCI, increased from 27.8% at December 31, 2023 to 30.3% at December 31, 2024. This increase was primarily due to the issuance on September 20, 2024 of $400 million of 5.0% Senior Notes due 2034 and is considered temporary. The Company expects the ratio to decrease upon repayment of the $400 million outstanding principal amount of 3.976% Senior Notes due February 15, 2025.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents our on- and off- balance sheet contractual obligations due in various periods as of December 31, 2024. The payments reflected in this table are based on our estimates and assumptions about these obligations, and consequently the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

	Payments Due by Period
($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Purchase obligations(1)	$1,838	$1,785	$53	$—	$—
Reserves for insurance obligations(2)(3)	55,058	4,742	7,505	6,424	36,387
Retirement and other plans(4)	1,808	165	333	347	963
Short-term and long-term debt obligations(5)	3,790	516	779	146	2,349
Operating leases(6)	140	23	38	28	51
Finance leases(7)	89	12	24	26	27
Securities lending, repurchase agreements and collateral held(8)	1,699	1,418	—	—	281
Other obligations(9)	87	73	14	—	—
Total(10)	$64,509	$8,734	$8,746	$6,971	$40,058
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
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting assumptions. Estimated cash payments are undiscounted for the time value of money. Accordingly, the sum of cash flows presented of $55.1 billion significantly exceeds the sum of Future policy benefits and Contract owner account balances of $46.4 billion recorded on our Consolidated Balance Sheets as of December 31, 2024. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
(3) Contractual obligations related to certain closed blocks that were divested through reinsurance to third parties with reserves in the amount of $1.0 billion, have been excluded from the table. Although we are not relieved of legal liability to the contract holder for these closed blocks, third-party collateral of $1.1 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(8) Securities lending agreements, repurchase agreements, and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative and cleared derivative contracts as well as the obligations related to borrowings under repurchase agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, securities lending agreements and collateral held include off-balance sheet non-cash collateral of $386 million and $4 million, respectively.
(9) Other obligations consist of contingent consideration liability and liability on reinsurance.
(10) Unrecognized tax benefits are excluded from the table due to immateriality. See the Income Taxes Notes to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information on this agreement.

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

Long-duration contracts are insurance contracts that provide insurance coverage and remain in force for an extended period. Principal assumptions used to establish the liability for future policy benefits for long-duration contracts include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, inflation and benefit utilization. Other than interest rate assumptions, these assumptions are based on our experience and periodically reviewed against industry standards. The assumptions used require considerable judgments. Changes in, or deviations from, the assumptions used can significantly affect our reserve levels and related results of operations.
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

In addition, liabilities for unpaid claims and claims adjustment expenses associated with short duration contracts including individual excess risk medical stop loss products involve the use of assumptions mainly related to claim development experience. These assumptions are reviewed at least quarterly and adjustments resulting from these reviews are reflected in Policyholder benefits in the Consolidated Statements of Operations.

Assumptions and Periodic Review

Assumptions for long-duration contracts are reviewed at least annually against actual experience and, based on additional information that becomes available, update them if necessary. The annual review of assumptions is generally performed in the third quarter, and could have a significant impact on our reserves and results of operations.

For the third quarter of 2024, the impact of annual assumption updates was $6 million unfavorable, of which $16 million was a favorable impact to Adjusted operating earnings before income taxes. The favorable remeasurement impact within Adjusted operating earnings was primarily related to Group Life products in the Health Solutions segment, driven by favorable mortality experience. For the third quarter of 2023, the impact of annual assumption updates was $67 million unfavorable, of which $8 million was an unfavorable impact to Adjusted operating earnings before income taxes. The unfavorable remeasurement impact within Adjusted operating earnings was related to Group and Voluntary products in the Health Solutions segment, primarily driven by unfavorable mortality experience. The total impact from assumption changes is reflected in Interest credited to contract owner account balances, Policyholder benefits, or Net gains (losses) in the Consolidated Statements of Operations. For more information on the impact of annual assumption updates related to businesses exited, see Results of Operations - Consolidated in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on traditional long duration reserves. The following table presents the estimated instantaneous net impact to income of various assumption changes on our reserves for future policy benefits and reinsurance. The effects are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred.

($ in millions)	As of December 31, 2024

An assumed increase in future mortality by 1%	$(1.6)
An assumed increase in future morbidity by 1%	(0.4)
An assumed increase in future persistency by 1%	(0.4)
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

Derivatives

Derivatives are carried at fair value, which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, Overnight Index Swap ("OIS") rates, and Secured Overnight Financing Rates ("SOFR"). Valuations for our futures contracts are based on unadjusted quoted prices from an active exchange. Counterparty credit risk is considered and incorporated in our valuation process through counterparty credit rating requirements and monitoring of overall exposure. Our own credit risk is also considered and incorporated in our valuation process.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are established based on estimates of fair value as of the date of acquisition in a business combination. The valuation methodologies utilized in connection with testing goodwill and other intangible assets for impairment are subject to key judgments and assumptions that are sensitive to change. Goodwill and other intangible assets with indefinite lives are not amortized. Intangibles with finite lives are amortized over their estimated useful lives. We assess goodwill and other intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill

Goodwill testing is performed at the reporting unit level and consists of qualitative or quantitative assessments. In the qualitative assessment, we consider relevant events and circumstances that could affect the significant inputs used to determine the fair value of the reporting unit. If, when reviewing the qualitative factors, it is determined it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. The determination of fair value for our reporting units is primarily based on an income approach whereby we use discounted cash flows for each reporting unit. We apply significant judgment when determining the estimated fair value of our reporting units. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected adjusted earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, projections of new and renewed business, as well as margins on such business, interest rate levels, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit. As a result of the qualitative assessment performed during the fourth quarter, the Company determined that there are no indicators of impairment requiring a quantitative assessment to be performed.

Other Intangible Assets

The Company’s indefinite-lived intangible assets primarily relate to the right to manage client assets. The approach to testing indefinite-lived intangibles is similar to the impairment testing approach applied to goodwill, except that the testing is performed with reference to the carrying amount and fair value of the intangible asset.

Finite-lived intangible assets include primarily management contract rights, customer relationship lists, and computer software, and are reviewed periodically for indicators of change in useful lives or impairment. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. Significant estimates in the determination of fair value for this purpose include the projected net cash flow attributable to the intangible asset and the discount rate applied to future net cash flows for purposes of estimating fair value.

The Company had no impairment loss in relation to other intangible assets for the year ended December 31, 2024. During the fourth quarter of 2023, the Company recognized an impairment loss of $33 million in relation to management contract rights associated with a prior acquisition within the Investment Management segment, which was included in Operating expenses in the Consolidated Statements of Operations, and excluded from Adjusted operating earnings before income taxes. See the Goodwill and Other Intangible Assets Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional details on the impairment.

Income Taxes

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred tax liabilities and assets for items recognized differently in our Consolidated Financial Statements from amounts shown on our income tax returns, and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments are reevaluated on a quarterly basis and as regulatory and business factors change.

We had federal net operating losses of $6.3 billion as of December 31, 2024, which we expect to fully utilize in future years from the four available sources of taxable income. Additionally, we had overall unrealized capital losses of $2.5 billion in Accumulated other comprehensive income as of December 31, 2024, which we expect to be utilized by our hold-to-maturity tax planning strategy. Future decreases to taxable income, increases to interest rates and/or the occurrence of other unexpected circumstances, such as changes in the economic environment, liquidity and investment strategy, could result in recording a related valuation allowance on our deferred tax assets in a future period.

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

For further information on our income taxes, including information on the valuation allowance, see the Income Taxes Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% corporate alternative minimum tax ("CAMT"). The CAMT is effective in taxable years beginning after December 31, 2022. In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. Finalizing regulations will take time, and the final regulations may differ materially from the proposed regulations. While we do not expect to be subject to the CAMT for 2024, we are continuing to review the proposed regulations, and our CAMT determination will need to be evaluated in light of future guidance.

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

The table below summarizes the components of the net actuarial (gains) losses related to the Plans' pension obligations recognized within Operating expenses in our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
(Gain)/Loss Recognized ($ in millions)	2024	2023
Discount Rate	$(110)	$37
Asset Returns	71	(49)
Demographic Data and other	13	8
Total Net Actuarial (Gain)/Loss Recognized	$(26)	$(4)

For the year ended December 31, 2024, we increased our Plans' discount rate by 0.60% resulting in a decrease in our benefit obligations and a corresponding actuarial gain of $110 million. This increase in the discount rate was driven by the increase in corporate AA yields. For the year ended December 31, 2023, we decreased our Plans' discount rate by 0.19% resulting in an increase in our benefit obligations and a corresponding actuarial loss of $37 million. This decrease in the discount rate was driven by the decrease in corporate AA yields.

The asset returns are only applicable to the Retirement Plan as assets are not held by any of the other pension and other postretirement plans. Our expected long-term rate of return on our Retirement Plan assets was 6.00% and 5.82% for 2024 and 2023, respectively. Our expected return on Retirement Plan assets is calculated using 30-year forward looking assumptions based on the long-term target asset allocation. In 2024, the actual return on our Retirement Plan assets was approximately 2.27%, resulting in an actuarial loss of $71 million, mainly due to high proportion of fixed income investments. In 2023, the actual return on our Retirement Plan assets was approximately 9.0%, resulting in an actuarial gain of $49 million.

Sensitivity

The discount rate and expected rate of return assumptions relating to our defined benefit pension plans have historically had the most significant effect on our net periodic benefit costs and the projected and accumulated projected benefit obligations associated with these plans.

The discount rate is based on current market information provided by plan actuaries. The discount rate modeling process involves selecting a portfolio of high quality, non-callable bonds that will match the cash flows of the defined benefit pension plans. The weighted average discount rate in 2024 for the net periodic benefit cost was 5.28% for the Plans. The discount rate as of December 31, 2024 for the benefit obligation of the Plans was 5.88%.

As of December 31, 2024, the sensitivities of the effect of a change in the discount rate are as presented below. This represents the estimate of actuarial gains (losses) that would be recognized immediately through Operating expenses in our Consolidated Statements of Operations:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans
Increase in discount rate by 100 basis points	$(160)
Decrease in discount rate by 100 basis points	190

($ in millions)	Increase (Decrease) in Pension Benefit Obligation
Increase in discount rate by 100 basis points	$(160)
Decrease in discount rate by 100 basis points	190

The discount rate to be used to determine interest cost for 2025 is 5.88%. The estimated impact of this change, as well as actuarial gain on discount rate experienced during 2024, is expected to have an immaterial impact on our net periodic pension cost.

The expected rate of return considers the asset allocation, historical returns on the types of assets held and current economic environment. Based on these factors, we expect that the assets will earn an average percentage per year over the long term. This estimation is based on an active return on a compound basis, with a reduction for administrative expenses and manager fees paid to non-affiliated companies from the assets. For estimation purposes, we assume the long-term asset mix will be consistent with the current mix. Changes in the asset mix could impact the amount of recorded pension income or expense, the funded status of the Retirement Plan and the need for future cash contributions. The expected rate of return for 2024 was 6.00%, net of expenses, for the Retirement Plan.

As of December 31, 2024, the effect of a change in the actual rate of return on the net periodic benefit cost is presented in the table below. This represents the estimate of actuarial gains (losses) that would be recognized immediately through Operating expenses in our Consolidated Statements of Operations:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans
Increase in actual rate of return by 100 basis points	$(18)
Decrease in actual rate of return by 100 basis points	18

The expected rate of return for 2025 is 6.0%, net of expenses, for the Retirement Plan.

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

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2024 and 2023, the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2024
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$472	$—	$—	$—	$—	$—	$472
U.S. Government agencies and authorities	30	—	—	—	—	—	30
State, municipalities and political subdivisions	547	31	2	—	—	—	580
U.S. corporate public securities	2,207	4,603	165	16	17	—	7,008
U.S. corporate private securities	2,042	2,505	349	85	2	—	4,983
Foreign corporate public securities and foreign governments(1)	749	1,525	131	59	8	—	2,472
Foreign corporate private securities(1)	329	2,017	147	—	44	—	2,537
Residential mortgage-backed securities	3,418	29	5	4	8	7	3,471
Commercial mortgage-backed securities	2,570	386	107	48	21	—	3,132
Other asset-backed securities	2,460	256	8	12	1	32	2,769
Total fixed maturities	$14,824	$11,352	$914	$224	$101	$39	$27,454
% of Fair Value	54.0%	41.3%	3.3%	0.8%	0.4%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2023
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$403	$—	$—	$—	$—	$—	$403
U.S. Government agencies and authorities	56	—	—	—	—	—	56
State, municipalities and political subdivisions	732	39	—	—	—	—	771
U.S. corporate public securities	2,493	4,891	239	42	1	—	7,666
U.S. corporate private securities	1,799	2,576	312	64	9	—	4,760
Foreign corporate public securities and foreign governments(1)	834	1,669	113	84	—	2	2,702
Foreign corporate private securities(1)	280	2,396	114	4	18	—	2,812
Residential mortgage-backed securities	3,415	35	8	1	9	8	3,476
Commercial mortgage-backed securities	2,879	484	94	16	15	7	3,495
Other asset-backed securities	2,143	284	7	11	1	24	2,470
Total fixed maturities	$15,034	$12,374	$887	$222	$53	$41	$28,611
% of Fair Value	52.6%	43.2%	3.1%	0.8%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2024 and 2023, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:
• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2024
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$472	$—	$—	$—	$472
U.S. Government agencies and authorities	—	30	—	—	—	30
State, municipalities and political subdivisions	37	314	195	31	3	580
U.S. corporate public securities	25	321	1,977	4,487	198	7,008
U.S. corporate private securities	8	309	1,607	2,522	537	4,983
Foreign corporate public securities and foreign governments(1)	—	122	662	1,487	201	2,472
Foreign corporate private securities(1)	—	38	215	2,087	197	2,537
Residential mortgage-backed securities	1,197	2,081	19	22	152	3,471
Commercial mortgage-backed securities	214	1,276	631	829	182	3,132
Other asset-backed securities	302	593	1,553	260	61	2,769
Total fixed maturities	$1,783	$5,556	$6,859	$11,725	$1,531	$27,454
% of Fair Value	6.5%	20.2%	25.0%	42.7%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2023
ARO Quality Ratings(2)	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$403	$—	$—	$—	$403
U.S. Government agencies and authorities	—	55	—	—	1	56
State, municipalities and political subdivisions	46	447	239	39	—	771
U.S. corporate public securities	25	351	2,209	4,785	296	7,666
U.S. corporate private securities	22	231	1,509	2,546	452	4,760
Foreign corporate public securities and foreign governments(1)	8	147	728	1,598	221	2,702
Foreign corporate private securities(1)	—	40	216	2,360	196	2,812
Residential mortgage-backed securities	1,157	2,075	31	48	165	3,476
Commercial mortgage-backed securities	249	1,360	770	949	167	3,495
Other asset-backed securities	189	593	1,345	289	54	2,470
Total fixed maturities	$1,696	$5,702	$7,047	$12,614	$1,552	$28,611
% of Fair Value	5.9%	19.9%	24.6%	44.2%	5.4%	100.0%
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

As of December 31, 2024 and 2023, we held fixed maturities rated BBB of $11,725 and $12,614, respectively. Our higher allocation to BBB relative to industry peers is a function of our underweight to high yield debt and preference for private credit, which is primarily a BBB market. Private credit within the BBB space provides issuer diversification, offers a higher overall return profile, and includes stronger credit protections that come with better covenant structures.

Unrealized Capital Losses

As of December 31, 2024 and 2023, we held nine and six fixed maturities with unrealized capital loss in excess of $10 million, respectively. As of December 31, 2024 and 2023, the unrealized capital losses on these fixed maturities were $114 million or 4.0% and $70 million or 2.6% of the total unrealized losses, respectively.

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

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	December 31, 2024			December 31, 2023
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$1,708	$1,708	98.1%	$1,779	$1,795	97.3%
2	19	20	1.1%	33	33	1.8%
3	—	—	—%	—	1	0.1%
4	—	1	0.1%	—	—	—%
5	4	5	0.3%	4	7	0.4%
6	6	7	0.4%	7	8	0.4%
Total	$1,737	$1,741	100.0%	$1,823	$1,844	100.0%

For CMO securities where we elected the fair value option ("FVO"), amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives not qualifying for hedge accounting and used in our CMO-B portfolio as of the dates indicated:

	December 31, 2024			December 31, 2023
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Interest Rate Contracts	$11,669	$141	$271	$11,234	$143	$321

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	December 31, 2024			December 31, 2023
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$196	$190	10.9%	$72	$78	4.2%
Interest Only (IO)	941	942	54.1%	965	966	52.5%
Inverse IO	411	414	23.8%	519	530	28.7%
Principal Only (PO)	57	57	3.3%	65	65	3.5%
Floater	4	4	0.2%	5	5	0.3%
Agency Credit Risk Transfer	114	119	6.8%	169	172	9.3%
Other	14	15	0.9%	28	28	1.5%
Total	$1,737	$1,741	100.0%	$1,823	$1,844	100.0%

During the year ended December 31, 2024, the market value of our CMO-B securities portfolio was lower on a combination of transactional activity and valuation movements among tranche types. Transactional activity includes participating in tender offers of Agency Credit Risk Transfer securities.

The following table presents the returns of our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Net investment income	$254	$300	$489
Net gains (losses)(1)	(41)	(106)	(437)
Income (loss) before income taxes	$213	$194	$52
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Income (loss) before income taxes	$213	$194	$52
Realized gains (losses) including impairment	(1)	(5)	17
Fair value adjustments	(33)	22	146
Total adjustments to income (loss)	(34)	18	163
Adjusted operating earnings before income taxes	$179	$211	$215

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	December 31, 2024
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,026	$12	$51	$(5)	$1,982
Prime Non-Agency	1,625	12	208	—	1,429
Alt-A	48	4	1	1	52
Sub-Prime(1)	20	1	1	—	20
Total	$3,719	$29	$261	$(4)	$3,483
(1) Includes subprime other asset backed securities.

	December 31, 2023
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,925	$20	$36	$—	$1,909
Prime Non-Agency	1,706	12	218	—	1,500
Alt-A	52	4	1	2	57
Sub-Prime(1)	24	1	1	—	24
Total	$3,707	$37	$256	$2	$3,490
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities by origination as of the dates indicated:

	December 31, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2024	$—	$—	$3	$3	$—	$—	$—	$—	$—	$—	$3	$3
2023	—	—	4	5	4	4	—	—	—	—	8	9
2022	22	21	112	85	109	106	93	90	—	—	336	302
2021	96	93	210	143	186	173	295	277	21	18	808	704
2020	27	26	40	31	62	53	109	94	24	5	262	209
Prior	84	74	1,201	1,009	320	295	433	368	222	159	2,260	1,905
Total	$229	$214	$1,570	$1,276	$681	$631	$930	$829	$267	$182	$3,677	$3,132

	December 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2023	$—	$—	$4	$4	$4	$4	$—	$—	$—	$—	$8	$8
2022	25	24	118	94	135	126	115	107	—	—	393	351
2021	107	99	209	144	223	198	312	281	18	15	869	737
2020	41	40	46	36	64	52	152	125	11	8	314	261
2019	14	12	164	144	95	82	272	208	20	14	565	460
Prior	85	74	1,085	938	353	308	280	228	195	130	1,998	1,678
Total	$272	$249	$1,626	$1,360	$874	$770	$1,131	$949	$244	$167	$4,147	$3,495

As of December 31, 2024, 82.0% and 12.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2023, 82.4% and 13.8% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	December 31, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$225	$229	$528	$534	$1,410	$1,433	$123	$125	$68	$52	$2,354	$2,373
Auto-Loans	—	—	—	—	—	—	—	—	—	—	—	—
Student Loans	5	4	61	56	—	—	—	—	—	—	66	60
Credit Card loans	9	9	—	—	—	—	2	2	2	2	13	13
Other Loans	67	60	2	2	132	120	135	129	—	—	336	311
Total(1)	$306	$302	$591	$592	$1,542	$1,553	$260	$256	$70	$54	$2,769	$2,757
(1) Excludes subprime other asset backed securities.

	December 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$143	$143	$523	$524	$1,201	$1,203	$120	$119	$60	$42	$2,047	$2,031
Auto-Loans	1	1	—	—	—	—	—	—	—	—	1	1
Student Loans	4	3	73	66	—	—	—	—	—	—	77	69
Credit Card loans	1	1	—	—	3	2	—	—	—	—	4	3
Other Loans	49	41	2	2	151	138	180	166	5	5	387	352
Total(1)	$198	$189	$598	$592	$1,355	$1,343	$300	$285	$65	$47	$2,516	$2,456
(1) Excludes subprime other asset backed securities.

As of December 31, 2024, 88.9% and 9.3% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2023, 86.7% and 11.6% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of December 31, 2024 and 2023, our mortgage loans on real estate portfolio had a weighted average debt service coverage ratio ("DSC") of 2.03 times and 1.94 times, and a weighted average loan-to-value ("LTV") ratio of 43.4% and 45.0%, respectively. See the Investments (excluding Consolidated Investment Entities) Note and Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

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

In the normal course of our ongoing risk and portfolio management process, we closely monitor compliance with a credit limit hierarchy designed to minimize overly concentrated risk exposures by geography, sector and issuer. This framework considers various factors such as internal and external ratings, capital efficiency and liquidity and is overseen by a combination of Investment and Corporate Risk Management, as well as insurance portfolio managers focused specifically on managing the investment risk embedded in our portfolio.

As of December 31, 2024, our total European exposure had an amortized cost and fair value of $2,448 million and $2,231 million, respectively. Some of the major country level exposures were in the United Kingdom of $887 million, in The Netherlands of $235 million, in France of $212 million, in Germany of $171 million, in Switzerland of $79 million, in Ireland of $201 million, and in Belgium of $37 million.

Consolidated and Nonconsolidated Investment Entities

We use many forms of entities to achieve our business objectives and we have participated in varying degrees in the design and formation of these entities. These entities are considered to be variable interest entities ("VIEs") or voting interest entities ("VOEs"), (collectively, "Consolidated Investment Entities"), or nonconsolidated VIEs, and we evaluate our involvement with each entity to determine whether consolidation is required.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the "Parent Issuer") has issued certain notes pursuant to transactions registered under the Securities Act of 1933. As of December 31, 2024, such securities consist of (i) the 3.976% senior notes due 2025, the 3.65% senior notes due 2026, the 5.00% senior notes due 2034, the 5.7% senior notes due 2043, and the 4.8% senior notes due 2046, with an aggregate principal amount of $1.9 billion (collectively, the "Senior Notes") and (ii) the 4.7% fixed-to-floating rate junior subordinated notes due 2048, with a principal amount of $336 million (the "Junior Subordinated Notes" and, together with the Senior Notes, the "Registered Notes"). As of December 31, 2023 such securities consist of (i) the 3.976% senior notes due 2025, the 3.65% senior notes due 2026, the 5.7% senior notes due 2043, and the 4.8% senior notes due 2046, with an aggregate principal amount of $1.5 billion and (ii) the 4.7% fixed-to-floating rate junior subordinated notes due 2048, with a principal amount of $336 million.

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated:

	As of and for the year ended December 31,
($ in millions)	2024	2023
Summarized Statements of Operations Information:
Total revenues	$57	$133
Total benefits and expenses	171	216
Income (loss), net of tax	(96)	(59)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(96)	(59)
Net income (loss) available to Obligor Group	(96)	(59)

Summarized Balance Sheets Information:
Total investments	44	32
Cash and cash equivalents	217	207
Deferred income taxes	863	875
Goodwill	94	94
Loans to non-obligated subsidiaries	387	227
Due from non-obligated subsidiaries	—	8
Total assets	1,612	1,466

Short-term debt with non-obligated subsidiaries	176	445
Due to non-obligated subsidiaries	11	5
Short-term debt	399	—
Long-term debt	2,103	2,097
Total liabilities	$2,852	$2,747

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

Each risk that is managed has been mapped for oversight by the Risk Committee of the Board of Directors. The Chief Risk Officer ("CRO") reports to the Chief Executive Officer and has direct access to the Board on a regular basis. The Company’s Board of Directors and Board Committees are directly involved within the risk framework.

The CRO and the Enterprise Risk Management team are responsible for managing and aggregating risk at a company-wide level. The scope, roles, responsibilities and authorities of the risk management function are described in a Risk Management Policy to which our businesses must adhere. Our Management Risk Committee discusses and approves all risk policies and reviews and approves risks associated with our activities. This includes volatility (affecting earnings and value), exposure (required capital and market risk) and insurance risks. Each business has a Committee that reviews business specific risks and is governed by the Management Risk Committee.

We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:
•At-risk limits on sensitivities of earnings and regulatory capital;
•Duration mismatch limits;
•Credit risk limits;
•Liquidity limits;
•Mortality/morbidity concentration limits;
•Catastrophe and mortality/morbidity exposure retention limits for our insurance risk; and
•Investment and derivative guidelines.

We manage our risk appetite based on several key risk metrics, including:
•At-risk metrics on sensitivities of earnings and regulatory capital;
•Stress scenario results: forecasted results under stress events covering the impact of changes in interest rates, equity markets, mortality/morbidity rates, credit default and spread levels, and combined impacts; and
•Economic capital: the amount of capital required to cover extreme scenarios.

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2024:

	As of December 31, 2024
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$27,454	$(1,646)	$1,851
Mortgage loans on real estate	—	4,459	(136)	146
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	32,877	(1,513)	2,209
Funding agreements with fixed maturities	—	1,257	—	—
Supplementary contracts and immediate annuities	—	515	(37)	9
Derivatives:
Interest rate contracts	14,644	67	148	(169)
Long-term debt	—	2,023	(81)	91
Stabilizer and MCGs	—	19	18	(1)
Embedded derivatives on reinsurance	—	(14)	23	(27)
(1)    Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the holder of separate account.
(2)    Increases in assets and liabilities are presented without parentheses while (decreases) in assets and liabilities are presented with parentheses.
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

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2024:

	As of December 31, 2024
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$246	$25	$(25)
Limited partnerships/corporations	—	1,836	110	(110)
Derivatives:
Equity futures and total return swaps	251	(8)	20	(20)
Equity options	35	1	—	—
(1) Increases in assets and liabilities are presented without parentheses while (decreases) in assets and liabilities are presented with parentheses.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $27.7 billion and $28.8 billion as of December 31, 2024 and 2023, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties that would affect collectability, and, therefore, as of December 31, 2024, no allowance for uncollectible amounts was recorded.

The following table summarizes our reinsurance recoverable balances, including collateral received and credit and financial strength ratings for our 10 largest reinsurance recoverable balances as of December 31, 2024:

			Financial Strength Rating		Credit Rating
	Reinsurance Recoverable	% Collateralized(1)	S&P	Moody's	S&P	Moody's
($ in millions)
Parent Company/Principal Reinsurers
Resolution Life Group Holdings LP	$8,623	86%
Security Life of Denver Insurance Co				A3
Resolution Life Co
Reinsurance Group of America Inc	925	99%			A	Baa1
RGA Reinsurance Co			AA-	A1
Lincoln National Corp	899	100%			BBB+	Baa2
Lincoln Life & Annuity Co of New York			A+	A2
Lincoln National Life Insurance Co			A+	A2
Sun Life Financial Inc	317	99%			A+
Sun Life Assurance Co of Canada (US)			AA	Aa3
Sun Life and Health Insurance Co			AA
Jackson Financial Inc	124	0%			BBB	Baa3
Jackson National Life Insurance Co
Enstar Group Limited	83	88%			BBB+
Cavello Bay Reins LTD			A
Swiss Re Ltd	30	0%			AA-	Aa3
Swiss Re Life & Health America Inc			AA-	Aa3
Westport Insurance Corp			AA-	Aa3
Athene Holding Ltd	23	0%			A-	Baa1
Athene Life Re Ltd			A+	A1
Cigna Corp	7	0%			A-	Baa1
Connecticut General Life Insurance Co			A	A2
Benefits Re, LLC	7	100%
Supplemental Re
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Voya Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Voya Financial, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Valuation of investments in securities
Description of the Matter
A subset of the Company’s $24.1 billion fixed-income securities portfolio exhibits higher estimation uncertainty when determining fair value. The fixed-income securities are classified as available-for sale and, accordingly, are carried at fair value in the consolidated statements of financial position. As discussed in Note 4 of the consolidated financial statements, for certain securities, the Company obtains fair values from independent broker quotes which exhibit higher estimation uncertainty. In addition, the Company uses a matrix-based pricing model that includes several assumptions (i.e., current corporate spreads and credit quality of the issuer) which creates higher estimation uncertainty.

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

Realizability of deferred tax assets
Description of the Matter
As described in Note 18 to the consolidated financial statements, at December 31, 2024, the Company had total deferred tax assets of $2.1 billion, net of a $96 million valuation allowance. As described in Note 1 to the consolidated financial statements, these deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers many factors including the future reversal of existing temporary differences and the identification and use of available tax planning strategies. If those sources are insufficient to support the recoverability of the deferred tax assets, the Company then considers projected future taxable income, which involves significant management judgment.

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

Medical Stop Loss Unpaid Claim Liability
Description of the Matter
As described in Notes 1 and 6 to the consolidated financial statements, at December 31, 2024, the Company reported incurred but not reported (IBNR) unpaid claim liability related to the Health segment medical stop loss product of $595 million, which is reported within Future Policy Benefits. This liability represented the Company’s best estimate of the ultimate costs associated with unpaid claims and claim adjustment expenses for the medical stop loss product. A premium deficiency reserve may be established when a loss is expected based on significant changes in anticipated experience. The Company established the unpaid claim liability using actuarial methodologies and claim development assumptions which were based on the Company’s own experience and required significant management judgment.

The subjectivity of estimating the IBNR unpaid claim liability is caused by various factors including uncertainty in claim development assumptions and uncertainty related to the future performance of policies underwritten for the upcoming year. Performing audit procedures to evaluate the reserve for losses and loss adjustment expenses required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that relate to the development of the IBNR unpaid claim liability estimate. This included, among others, controls over the inputs, methods, and assumptions used by the Company when estimating the liability.

Among other audit procedures performed, with the assistance of our actuarial specialists we evaluated the actuarial methods and assumptions used by the Company as well as judgments made by the Company in determining the best estimate liability. We independently estimated a range of reasonable unpaid claim liabilities using current data and historical loss development patterns and compared the Company’s recorded liability to this independent estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
San Antonio, Texas
February 21, 2025

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2024 and 2023
(In millions, except share and per share data)

	As of December 31,
	2024	2023
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $26,536 and $27,690 as of 2024 and 2023, respectively; net of allowance for credit losses of $38 and $17 as of 2024 and 2023, respectively)	$24,089	$25,375
Fixed maturities, at fair value using the fair value option	1,849	2,076
Equity securities, at fair value	246	236
Short-term investments	94	213
Mortgage loans on real estate (net of allowance for credit losses of $24 and $26 as of 2024 and 2023, respectively)	4,675	5,192
Policy loans	342	352
Limited partnerships/corporations	1,836	1,621
Derivatives	303	311
Other investments	67	64
Securities pledged (amortized cost of $1,665 and $1,232 as of 2024 and 2023, respectively)	1,523	1,160
Total investments	35,024	36,600
Cash and cash equivalents	1,399	937
Short-term investments under securities loan agreements, including collateral delivered	1,042	1,015
Accrued investment income	396	411
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $16 and $28 as of 2024 and 2023, respectively)	11,284	11,982
Deferred policy acquisition costs and Value of business acquired	2,148	2,250
Deferred income taxes	2,134	2,160
Goodwill	748	748
Other intangibles, net	832	857
Other assets (net of allowance for credit losses of $1 as of 2024 and 2023)	2,312	2,372
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	3,067	2,861
Cash and cash equivalents	115	181
Corporate loans, at fair value using the fair value option	1,434	1,404
Other assets	278	174
Assets held in separate accounts	101,676	93,133
Total assets	$163,889	$157,085
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2024 and 2023
(In millions, except share and per share data)

	As of December 31,
	2024	2023

Liabilities:
Future policy benefits	$9,332	$9,560
Contract owner account balances	37,104	39,174
Payables under securities loan and repurchase agreements, including collateral held	1,309	1,121
Short-term debt	399	1
Long-term debt	2,103	2,097
Derivatives	332	371
Other liabilities	2,886	2,956
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,101	1,332
Other liabilities	1,640	1,287
Liabilities related to separate accounts	101,676	93,133
Total liabilities	$157,882	$151,032

Commitments and Contingencies (Note 20)

Mezzanine equity:
Redeemable noncontrolling interest	$219	$175

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2024 and 2023)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 105,592,281 and 103,584,699 shares issued as of 2024 and 2023, respectively; 95,497,265 and 102,854,569 shares outstanding as of 2024 and 2023, respectively)	1	1
Treasury stock (at cost; 10,095,016 and 730,130 shares as of 2024 and 2023, respectively)	(754)	(56)
Additional paid-in capital	6,266	6,143
Accumulated other comprehensive income (loss)	(2,462)	(2,400)
Retained earnings:
Unappropriated	954	505
Total Voya Financial, Inc. shareholders' equity	4,005	4,193
Noncontrolling interest	1,783	1,685
Total shareholders' equity	5,788	5,878
Total liabilities, mezzanine equity and shareholders' equity	$163,889	$157,085

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Operations
For the Year Ended December 31, 2024, 2023 and 2022
(In millions, except per share data)

	Year ended December 31,
	2024	2023	2022
Revenues:
Net investment income	$2,074	$2,159	$2,281
Fee income	2,113	1,916	1,742
Premiums	3,176	2,717	2,423
Net gains (losses)	(27)	(72)	(686)
Other revenue	423	327	148
Income related to CIEs:
Net investment income	291	301	22
Total revenues	8,050	7,348	5,930
Benefits and expenses:
Policyholder benefits	2,627	1,960	1,566
Interest credited to contract owner account balances	992	1,076	962
Operating expenses	3,082	3,096	2,542
Net amortization of Deferred policy acquisition costs and Value of business acquired	223	230	240
Interest expense	124	132	134
Operating expenses related to CIEs:
Interest expense	175	166	49
Other expense	28	10	9
Total benefits and expenses	7,251	6,670	5,502
Income before income taxes	799	678	428
Income tax expense (benefit)	57	(51)	(5)
Net income	742	729	433
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	75	104	(77)
Net income available to Voya Financial, Inc.	667	625	510
Less: Preferred stock dividends	41	36	36
Net income available to Voya Financial, Inc.'s common shareholders	$626	$589	$474

Net income available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$6.31	$5.74	$4.70
Diluted	$6.17	$5.42	$4.30

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Comprehensive Income
For the Year Ended December 31, 2024, 2023 and 2022
(In millions)

	Year ended December 31,
	2024	2023	2022
Net income (loss)	$742	$729	$433
Other comprehensive income (loss), before tax:
Change in current discount rate	103	(33)	290
Unrealized gains (losses) on securities	(180)	863	(6,445)
Pension and other postretirement benefits liability	(1)	(1)	—
Other comprehensive income (loss), before tax	(78)	829	(6,155)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(16)	174	(1,293)
Other comprehensive income (loss), after tax	(62)	655	(4,862)
Comprehensive income (loss)	680	1,384	(4,429)
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	75	104	(77)
Comprehensive income (loss) attributable to Voya Financial, Inc.	$605	$1,280	$(4,352)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Year Ended December 31, 2024, 2023 and 2022
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance at January 1, 2022	$1	$(80)	$7,542	$1,807	$(1,170)	$8,100	$1,568	$9,668	$—
Interest in VIM Holdings LLC	—	—	412	—	—	412	—	412	148
Comprehensive income (loss):
Net income (loss)	—	—	—	—	510	510	(91)	419	14
Other comprehensive income (loss), after tax	—	—	—	(4,862)	—	(4,862)	—	(4,862)	—
Total comprehensive income (loss)						(4,352)	(91)	(4,443)	14
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	3	3	—
Common stock issuance	—	—	7	—	—	7	—	7	—
Common stock acquired - Share repurchase	—	(750)	—	—	—	(750)	—	(750)	—
Treasury stock retirement	—	838	(1,297)	—	459	—	—	—	—
Dividends on preferred stock	—	—	(36)	—	—	(36)	—	(36)	—
Dividends on common stock	—	—	(80)	—	—	(80)	—	(80)	—
Share-based compensation	—	(47)	95	—	—	48	—	48	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	2	2	4
Balance at December 31, 2022	1	(39)	6,643	(3,055)	(201)	3,349	1,482	4,831	166
Comprehensive income (loss):
Net income (loss)	—	—	—	—	625	625	70	695	34
Other comprehensive income (loss), after tax	—	—	—	655	—	655	—	655	—
Total comprehensive income (loss)						1,280	70	1,350	34
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	(7)	(7)	(2)
Common stock acquired - Share repurchase	—	(374)	—	—	—	(374)	—	(374)	—
Treasury stock retirement	—	412	(598)	—	186	—	—	—	—
Dividends on preferred stock	—	—	(18)	—	(18)	(36)	—	(36)	—
Dividends on common stock	—	—	(41)	—	(84)	(125)	—	(125)	—
Share-based compensation	—	(55)	157	—	(3)	99	—	99	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	140	140	(23)
Balance as of December 31, 2023	1	(56)	6,143	(2,400)	505	4,193	1,685	5,878	175
Comprehensive income (loss):
Net income (loss)	—	—	—	—	667	667	27	694	48
Other comprehensive income (loss), after tax	—	—	—	(62)	—	(62)	—	(62)	—
Total comprehensive income (loss)						605	27	632	48
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	(2)	(2)	—
Common stock issuance	—	—	6	—	—	6	—	6	—
Common stock acquired - Share repurchase	—	(640)	—	—	—	(640)	—	(640)	—
Dividends on preferred stock	—	—	—	—	(41)	(41)	—	(41)	—
Dividends on common stock	—	—	—	—	(168)	(168)	—	(168)	—
Share-based compensation	—	(58)	117	—	(5)	54	—	54	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	(4)	(4)	73	69	(4)
Balance as of December 31, 2024	$1	$(754)	$6,266	$(2,462)	$954	$4,005	$1,783	$5,788	$219
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2024, 2023 and 2022
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$742	$729	$433
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	42	(62)	3
Net (gains) losses	27	72	686
Share-based compensation	96	126	90
(Gains) losses on CIEs	(196)	(230)	76
(Gains) losses on limited partnerships/corporations	—	33	27
Changes in operating assets and liabilities:
Deferred policy acquisition costs, value of business acquired and sales inducements, net	102	113	124
Premium receivable and reinsurance recoverable	649	538	278
Other receivables and asset accruals	(153)	31	(211)
Contract owner accounts, future policy benefits and claims, net	465	272	337
Other payables and accruals	(70)	(95)	(279)
(Increase) decrease in cash held by CIEs	(511)	(98)	(355)
Other, net	152	209	143
Net cash provided by operating activities	1,345	1,638	1,352
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	6,239	6,980	7,900
Equity securities	36	139	5
Mortgage loans on real estate	784	600	854
Limited partnerships/corporations	292	470	256
Acquisition of:
Fixed maturities	(5,511)	(4,439)	(8,518)
Equity securities	(59)	(28)	(76)
Mortgage loans on real estate	(301)	(408)	(669)
Limited partnerships/corporations	(464)	(307)	(353)
Short-term investments, net	119	144	(260)
Derivatives, net	206	81	291
Sales from CIEs	1,496	962	849
Purchases within CIEs	(2,608)	(1,225)	(2,338)
Collateral received (delivered), net	167	(19)	54
Receipts on deposit asset contracts	217	253	126
Payments for business acquisitions, net of cash acquired	—	(584)	(2)
Other, net	(132)	(87)	(65)
Net cash provided by (used in) investing activities	481	2,532	(1,946)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,945	2,501	5,818
Maturities and withdrawals from investment contracts	(5,569)	(6,355)	(6,354)
Proceeds from issuance of long-term debt	397	388	—
Repayments of long-term debt, including current maturities	(1)	(541)	(366)
Borrowings of CIEs	1,186	487	1,628
Repayments of borrowings of CIEs	(1,081)	(687)	(932)
Contributions from (distributions to) participants in CIEs, net	1,634	772	1,166
Proceeds from issuance of common stock, net	6	—	7
Common stock acquired - Share repurchase	(640)	(369)	(750)
Dividends paid on preferred stock	(41)	(36)	(36)
Dividends paid on common stock (including dividend equivalent payments of $3, $2 and $3 as of 2024, 2023 and 2022, respectively)	(171)	(127)	(83)
Other, net	(95)	(92)	(70)
Net cash provided by (used in) financing activities	(1,430)	(4,059)	28
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	396	111	(566)
Cash and cash equivalents, including cash in CIEs, beginning of period	1,118	1,007	1,573
Cash and cash equivalents, including cash in CIEs, end of period	$1,514	$1,118	$1,007

Supplemental disclosure of cash flow information:
Income taxes paid	$9	$11	$14
Interest paid	103	113	131
Non-cash investing and financing activities:
Treasury stock retirement	—	186	458

		December 31, 2024	December 31, 2023
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents		$1,399	$937
Cash and cash equivalents in CIEs		115	181
Total cash and cash equivalents, including cash in CIEs		$1,514	$1,118

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc., together with its subsidiaries (collectively the "Company"), is a financial services organization that offers a broad range of retirement services, group insurance and supplemental health products, investment management services and mutual funds primarily in the United States. Products and services are provided by the Company through three segments: Wealth Solutions, Health Solutions and Investment Management. Activities not directly related to the Company's segments and certain run-off activities that are not meaningful to the Company's business strategy are included within Corporate. See the Segments Note to these Consolidated Financial Statements.

On September 11, 2024, the Company announced a definitive agreement to acquire the full-service retirement plan business of OneAmerica Financial. This acquisition was accomplished through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to the Company's full-service business in Wealth Solutions, including incremental assets in emerging and mid-market segments, employee stock ownership plan capabilities and opportunities for distribution partnerships. The transaction closed on January 2, 2025. The purchase consideration includes approximately $50 in cash paid at closing and contingent consideration of up to $160 based on plan persistency and transition incentives.

On August 1, 2023, the Company acquired all remaining equity interest in VFI SLK Global Services Private Limited previously held by SLK and renamed the entity as Voya India. Voya India was a private limited company in India formed pursuant to a joint venture agreement between the Company and SLK on August 1, 2019, with the Company and SLK holding 49% and 51% of ownership shares, respectively. The purpose of Voya India is to provide technology and business operation services to the Company. As a result of the acquisition, Voya India has become a wholly owned subsidiary of the Company and provides the Company with improved strategic and operational flexibility. As part of the purchase consideration, an upfront payment of $53 was made at closing. The Company recorded a gain of $45 in relation to the revaluation of the existing investment in Voya India which was recorded in Net gains (losses) in the Consolidated Statements of Operations for the year ended December 31, 2023. Net assets acquired as part of this transaction included goodwill of $102.

On January 24, 2023, the Company acquired all outstanding shares of Benefitfocus, pursuant to an agreement and plan of merger entered into on November 1, 2022. The acquisition has expanded the Company’s capacity to meet the growing demand for comprehensive benefits and savings solutions and increases its ability to deliver innovative solutions for employers and health plans. The total purchase consideration for the acquisition was $595, of which $583 was paid in cash ($558 paid by the Company and $25 of the cash acquired was used to fund the transaction). Net assets acquired as part of this transaction included cash of $49, goodwill of $319, intangible assets of $275, deferred tax assets of $45 and assumed lease liabilities of $91. Intangible assets primarily included customer relationships of $190 with a useful life of 15 years, and software of $70 with a useful life of 5 years.

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

Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of debt type, capital market factors and market vacancy rates, and loan-specific risk characteristics such as debt service coverage ratios (“DSC”), loan-to-value (“LTV”), collateral size, seniority of the loan, segmentation and property types.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company enters into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its universal life-type ("UL-type") and annuity products. Derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Net gains (losses) in the Consolidated Statements of Operations. Gains (losses) and net investment income related to derivatives are reflected as adjustments to reconcile Net cash flows from operating activities, and the net cash activity from derivatives is reflected in Net cash flows from investing activities, in the Consolidated Statements of Cash Flows. Any noncash activity, to the extent it is material, is excluded and reflected in a noncash supplementary schedule related to investing and financing activities.

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

Deferred Policy Acquisition Costs and Value of Business Acquired

Deferred policy acquisition costs ("DAC") represent policy acquisition costs that have been capitalized and are subject to amortization. Capitalized costs are incremental, direct costs of contract acquisition and certain other costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. Value of business acquired ("VOBA") represents the outstanding value of in-force business acquired and is subject to amortization. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies. DAC/VOBA amortization is recorded in Net amortization of Deferred policy acquisition costs and Value of business acquired in the Consolidated Statements of Operations.

Amortization Methodologies
The Company amortizes DAC/VOBA related to certain traditional life insurance contracts, certain accident and health insurance contracts and deferred annuity contracts on a constant level basis over the expected term of the related contracts. Contracts are grouped for amortization purposes by product or market type and issue year cohort on a basis consistent with those used in estimating the associated liability or other related balance, where applicable.

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

The Company tests goodwill for impairment annually in the fourth quarter by either performing a qualitative assessment or a quantitative test. The qualitative impairment assessment is an assessment of relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative impairment assessment for some or all of its reporting units and instead perform a quantitative impairment test which involves comparing a reporting unit’s fair value to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill allocated to the reporting unit. Subsequent reversal of goodwill impairment losses is not permitted. In performing the quantitative impairment test, the Company is required to make significant estimates in determining the fair value of a reporting unit including, but not limited to, projected revenues and operating margins, applicable discount and growth rates and comparative market multiples.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2024 and 2023 contract cost assets were $105 and $98, respectively. For the years ended December 31, 2024, 2023 and 2022 amortization expense of $21, $20 and $21, respectively, was recorded in Operating expenses. There was no impairment loss in relation to the contract costs capitalized.

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

Interest rates used in discounting the reserves are based on an upper-medium grade (low-credit-risk) fixed-income instrument yield derived from observable market data. A 30-year forward rate is used for periods beyond the last observable market point. Reserves are remeasured quarterly to reflect changes in the discount rate, with the resulting change recorded in AOCI. Locked-in interest rates used to determine interest accretion on reserves for new contracts sold are based on the upper-medium grade (low-credit-risk) fixed-income instrument yield applicable at the time the business was issued. Locked-in interest accretion rates for contracts in-force as of January 1, 2021, the transition date for Targeted Improvements for Long-Duration Contracts, are based on the locked-in interest rates in effect for those contracts immediately prior to the transition date. Interest accretion is recorded in Policyholder benefits.

Short Duration Contracts and Premium Deficiency Reserve
The Company’s Health Solutions segment offers short duration insurance contracts including individual excess risk medical stop loss (“medical stop loss”) products. The short duration contracts’ liabilities include liabilities for unpaid claims and claims adjustment expenses which are an estimate of ultimate costs of settling claims, including claims that have been incurred but not reported ("IBNR"). IBNR is not discounted and is reported in Future policy benefits on the Consolidated Balance Sheets. The Company establishes the unpaid claims liability using actuarial methodologies and claim development assumptions based on Company experience. In addition, analysis of claim reporting speeds as well as feedback from members of pricing, underwriting and claims teams are also factored in the review and update of claim development experience assumptions that occurs at least quarterly. Adjustments to the unpaid claim liability resulting from these reviews are recognized in Policyholder benefits in the Consolidated Statements of Operations in the period the adjustment occurs. A premium deficiency reserve may be established when a loss is expected based on significant changes in anticipated experience. The Company considers anticipated investment income in determining if a premium deficiency exists.

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

Stabilizer and MCG: Guaranteed credited rates give rise to an embedded derivative in the stabilizer ("Stabilizer") products and a stand-alone derivative for managed custody guarantee products ("MCG"). These derivatives are measured at estimated fair value and recorded in Contract owner account balances. Changes in estimated fair value that are not related to attributed fees collected or payments made, are reported in Net gains (losses) in the Consolidated Statements of Operations.

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

Revenue from Contracts with Customers
Revenue for various financial services and software subscriptions and services is measured based on consideration specified in a contract with a customer and is recognized when the Company has satisfied a performance obligation, unless the transaction price includes variable consideration that is constrained; in such case, the Company recognizes revenue when the uncertainty associated with the constrained amount is subsequently resolved.
•Financial Services – For advisory, asset management, and recordkeeping and administration ("R&A") services, the Company recognizes revenue as services are provided, generally over time. The Company provides distribution services at a point in time and recognizes the related revenue as consideration is received. Revenue from shareholder servicing is recognized as services are provided over time. Contract terms are typically less than one year, and consideration is variable. Revenue for financial services is recorded in Fee income and Other revenue in the Consolidated Statements of Operations.
•Software Subscriptions and Services – Software subscriptions and services include access to and usage of cloud-based benefits software for employer and health plan customers, software implementation and support services, and distribution services. Contract terms are typically one to three years, and consideration can be fixed or variable. Revenue for software subscriptions and services is generally recognized over time and recorded in Other revenue in the Consolidated Statements of Operations.

For a description of principal activities by segment from which the Company generates revenue, see the Segments Note in these Consolidated Financial Statements for further information. See the Revenue from Contracts with Customers Note in these Consolidated Financial Statements for revenue disaggregated by type of service.

Income Taxes

The Company’s provision for income taxes is based on income and expense reported in the financial statements after adjustments for permanent differences between the financial statements and consolidated federal income tax return. Permanent differences include the dividends received deduction, tax credits and non-controlling interest. As a result of permanent differences, the effective tax rate reflected in the financial statements may be different than the actual rate in the income tax return. Current income tax receivable or payable is recognized within Other assets or Other liabilities, respectively, in the Consolidated Balance Sheets.

Temporary differences between the Company's financial statements and income tax return create deferred tax assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards. The Company's deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The Company evaluates and tests the recoverability of its deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including the nature and character of the deferred tax assets and liabilities, the amount and character of book income or losses in recent years, projected future taxable income and future reversals of temporary differences, tax planning strategies the Company would employ to avoid a tax benefit from expiring unused, and the length of time carryforwards can be utilized.

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
Long Duration: For reinsurance of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid and benefits received related to the underlying contracts is included in the expected net cost of reinsurance, which is recorded in Premium receivable and reinsurance recoverable or Other liabilities, as appropriate, on the Consolidated Balance Sheets.

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

A defined benefit plan is a pension plan that defines an amount of pension benefit that an employee will receive upon retirement, usually dependent on one or more factors such as age, years of service, and compensation. The liability recognized in respect of defined benefit pension plans is the present value of the projected pension benefit obligation ("PBO") at the balance sheet date, less the fair value of plan assets, together with adjustments for unrecognized past service costs. This liability is included in Other liabilities on the Consolidated Balance Sheets. The PBO is defined as the actuarially calculated present value of vested and non-vested pension benefits accrued based on future salary levels. The Company recognizes the funded status of the PBO for pension plans and the accumulated postretirement benefit obligation ("APBO") for other postretirement plans on the Consolidated Balance Sheets.

Net periodic benefit cost is determined using management estimates and actuarial assumptions to derive service cost, interest cost and expected return on plan assets for a particular year and is included in Operating expenses in the Consolidated Statements of Operations. The obligations and expenses associated with these plans require use of assumptions, such as discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics, such as age of retirement, withdrawal rates and mortality. Management determines these assumptions based on a variety of factors, such as historical performance of the plan and its assets, currently available market and industry data and expected benefit payout streams. Actual results could vary significantly from assumptions based on changes, such as economic and market conditions, demographics of participants in the plans and amendments to benefits provided under the plans. These differences may have a significant effect on the Company's Consolidated Financial Statements and liquidity. Differences between the expected return and the actual return on plan assets and actuarial gains (losses) are immediately recognized in Operating expenses in the Consolidated Statements of Operations.

For postretirement healthcare and other benefits to retirees, the expected costs of these benefits are accrued in Other liabilities over the period of employment using an accounting methodology similar to that for defined benefit pension plans. Actuarial gains (losses) are immediately recognized in Operating expenses in the Consolidated Statements of Operations.

Share-based Compensation

The Company grants certain employees and directors share-based compensation awards under various plans. Share-based compensation plans are subject to certain vesting conditions. The Company measures the cost of its share-based awards at their grant date fair value, which in the case of restricted stock units ("RSUs ") and performance share units ("PSUs"), is based upon the market value of the Company's common stock on the date of grant. The Company grants certain PSU awards, which are

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

subject to attainment of specified total shareholder return ("TSR") targets relative to a specified peer group. The number of TSR-based PSU awards expected to be earned, based on achievement of the market condition, is factored into the grant date Monte Carlo valuation for the award. Fair value of stock options is determined using a Black-Scholes options valuation methodology. Compensation expense is principally related to the granting of performance share units and restricted stock units and is recognized in Operating expenses in the Consolidated Statements of Operations over the requisite service period. The majority of awards granted are provided in the first quarter of each year. The Company includes estimated forfeitures in the calculation of share-based compensation expense.

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

Treasury Stock

All amounts paid to repurchase common stock are recorded as Treasury stock on the Consolidated Balance Sheets. When Treasury stock is retired and the purchase price is greater than par, an excess of purchase price over par is allocated between additional paid-in capital and retained earnings (deficit). Shares that are retired are determined on a first in, first out ("FIFO") basis.

Consolidation and Noncontrolling Interests

In the normal course of business, the Company invests in, provides investment management services to, and has transactions with, various collateralized loan obligation ("CLO") entities, private equity funds, real estate funds, funds-of-hedge funds, single strategy hedge funds, insurance entities, securitizations and other investment entities. In certain instances, the Company serves as the investment manager, making day-to-day investment decisions concerning the assets of these entities. These entities are considered to be either VIEs or VOEs, and the consolidation guidance requires an assessment involving judgments and analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest.

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

The Company has a redeemable noncontrolling interest associated with Allianz's 24% economic stake in VIM Holdings, which is reflected within Mezzanine equity on the Consolidated Balance Sheets. This redeemable noncontrolling interest has been classified as Mezzanine equity because in the event of a change in control of the Company, which is not solely within the control of the Company, the redeemable noncontrolling interest could become redeemable for cash or other assets at the option of the holder. A change in control of the Company is not considered probable as of December 31, 2024; therefore, the redeemable noncontrolling interest has not been remeasured to its redemption value.

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

The provisions of ASU 2023-07 were adopted retrospectively for the fiscal year December 31, 2024. The adoption did not have an impact on the Company's financial condition, results of operations, or cash flows. Required disclosure changes have been included in the Segments Note to these Consolidated Financial Statements. Restated prior period disclosures are based on the significant segment expense categories disclosed in the Company's segment footnote.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires the following disclosures:
•Disclose the amounts of (a) employee compensation; (b) depreciation; and (c) intangible asset amortization included in each relevant expense caption.
•Include certain amounts that are already required to be disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements.
•Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
•Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and should be applied either prospectively or retrospectively. The Company is in the process of determining the disclosures that may be required by the adoption of the provisions of ASU 2024-03.

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

The amendments are effective for annual periods beginning after December 15, 2024 and should be applied prospectively, with retrospective application permitted. Early adoption is also permitted. The Company is in the process of determining the disclosures that may be required by the adoption of the provisions of ASU 2023-09.

Climate Related Disclosures

In March 2024, the SEC adopted a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize climate-related disclosures. The rule will require companies to disclose material Scope 1 and Scope 2 greenhouse gas emissions; climate-related risks, governance, and oversight; and the financial effects of severe weather events and other natural conditions. These disclosures will be phased in beginning with the Company's annual report for the year ending December 31, 2025. While the implementation of this rule is pending the outcome of legal challenges, the Company is assessing the disclosures that may be required by the adoption in the event that the stay is lifted.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2024:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$524	$—	$52	$—	$—	$472
U.S. Government agencies and authorities	29	1	—	—	—	30
State, municipalities and political subdivisions	697	—	117	—	—	580
U.S. corporate public securities	7,938	124	1,054	—	—	7,008
U.S. corporate private securities	5,275	43	329	—	6	4,983
Foreign corporate public securities and foreign governments(1)	2,729	32	287	—	2	2,472
Foreign corporate private securities(1)	2,693	22	169	—	9	2,537
Residential mortgage-backed securities	3,709	27	261	(4)	—	3,471
Commercial mortgage-backed securities	3,677	4	532	—	17	3,132
Other asset-backed securities	2,779	39	45	—	4	2,769
Total fixed maturities, including securities pledged	30,050	292	2,846	(4)	38	27,454
Less: Securities pledged	1,665	—	149	—	—	1,516
Total fixed maturities	$28,385	$292	$2,697	$(4)	$38	$25,938
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2024, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$607	$581
After one year through five years	3,946	3,819
After five years through ten years	3,723	3,590
After ten years	11,609	10,092
Mortgage-backed securities	7,386	6,603
Other asset-backed securities	2,779	2,769
Fixed maturities, including securities pledged	$30,050	$27,454

As of December 31, 2024 and 2023, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholders' equity.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements and Securities Pledged

As of December 31, 2024 and 2023, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of December 31, 2024, Securities pledged included fixed maturity securities and other investments of $1,516 and $7, respectively. As of December 31, 2023, Securities pledged included fixed maturities of $1,160.

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

The following table presents Securities pledged as of the dates indicated:

	December 31, 2024	December 31, 2023
Securities pledged/obligations under repurchase agreements(1)	$281	$117
Securities loaned to lending agent(2)	1,083	842
Securities pledged as collateral(2)(3)	159	201
Total	$1,523	$1,160
(1) Comprised of other asset-backed securities and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets.
(2) Included in Securities pledged on the Consolidated Balance Sheets.
(3) See Collateral within the Derivative Financial Instruments Note to these Consolidated Financial Statements for more information.

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	December 31, 2024	December 31, 2023
U.S. Treasuries	$22	$14
U.S. corporate public securities	601	568
Short-term investments	241	55
Foreign corporate public securities and foreign governments	258	238
Total(1)	$1,122	$875
(1) As of December 31, 2024 and 2023, liabilities to return cash collateral were $736 and $660, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:
	Year Ended December 31, 2024
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$9	$3	$2	$3	$17
Credit losses on securities for which credit losses were not previously recorded	6	9	—	8	1	24
Reductions for securities sold during the period	—	—	(1)	—	—	(1)
Increase (decrease) on securities with allowance recorded in previous period	—	(1)	—	(1)	—	(2)
Balance as of December 31	$6	$17	$2	$9	$4	$38

	Year Ended December 31, 2023
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$9	$2	$1	$12
Credit losses on securities for which credit losses were not previously recorded	—	9	—	—	2	11
Reductions for securities sold during the period	—	—	(5)	—	—	(5)
Increase (decrease) on securities with allowance recorded in previous period	—	—	(1)	—	—	(1)
Balance as of December 31	$—	$9	$3	$2	$3	$17

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of December 31, 2024
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$304	$20	$133	$32	$437	$52
U.S. Government agencies and authorities	14	—	—	—	14	—
State, municipalities and political subdivisions	7	—	562	117	569	117
U.S. corporate public securities	818	35	4,215	1,019	5,033	1,054
U.S. corporate private securities	546	13	2,845	316	3,391	329
Foreign corporate public securities and foreign governments	450	17	1,285	270	1,735	287
Foreign corporate private securities	490	12	1,468	157	1,958	169
Residential mortgage-backed	311	8	1,210	253	1,521	261
Commercial mortgage-backed	24	—	2,751	532	2,775	532
Other asset-backed	93	2	315	43	408	45
Total	$3,057	$107	$14,784	$2,739	$17,841	$2,846

	As of December 31, 2023
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$99	$3	$109	$18	$208	$21
U.S. Government agencies and authorities	—	—	3	1	3	1
State, municipalities and political subdivisions	20	—	731	101	751	101
U.S. corporate public securities	321	17	5,101	887	5,422	904
U.S. corporate private securities	176	7	3,365	317	3,541	324
Foreign corporate public securities and foreign governments	82	2	1,749	268	1,831	270
Foreign corporate private securities	189	5	2,101	124	2,290	129
Residential mortgage-backed	114	3	1,354	254	1,468	257
Commercial mortgage-backed	84	2	3,269	642	3,353	644
Other asset-backed	136	3	1,156	68	1,292	71
Total	$1,221	$42	$18,938	$2,680	$20,159	$2,722

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2024, the average duration of the Company's fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

As of December 31, 2024 and 2023, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired. For the years ended December 31, 2024, 2023 and 2022, intent impairments were $13, $27 and $23, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the years ended December 31, 2024 and 2023, the Company had no material debt modifications that require such disclosure.

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

LTV and DSC ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property at origination. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.0 indicates that a property’s operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of December 31, 2024 and 2023, respectively.

	As of December 31, 2024
Year of Origination	Loan-to-Value Ratios
	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2024	$138	$131	$15	$—	$—	$284
2023	96	221	40	—	—	357
2022	239	282	95	—	—	616
2021	240	184	95	—	—	519
2020	184	71	—	—	—	255
Prior	2,500	148	2	—	18	2,668
Total	$3,397	$1,037	$247	$—	$18	$4,699

	As of December 31, 2023
Year of Origination	Loan-to-Value Ratios
	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2023	$150	$222	$—	$—	$—	$372
2022	252	326	73	—	—	651
2021	244	214	209	—	—	667
2020	168	112	—	10	16	306
2019	238	68	28	—	—	334
Prior	2,586	280	4	—	18	2,888
Total	$3,638	$1,222	$314	$10	$34	$5,218

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of December 31, 2024 and 2023, respectively.

	As of December 31, 2024
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2024	$161	$93	$28	$2	$284
2023	118	180	48	11	357
2022	295	101	76	144	616
2021	258	16	97	148	519
2020	207	20	20	8	255
Prior	2,018	219	346	85	2,668
Total	$3,057	$629	$615	$398	$4,699
(1) No commercial mortgage loans were secured by land or construction loans

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2023
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2023	$189	$116	$67	$—	$372
2022	204	68	192	187	651
2021	260	14	64	329	667
2020	211	24	21	50	306
2019	203	26	84	21	334
Prior	2,216	264	255	153	2,888
Total	$3,283	$512	$683	$740	$5,218
(1) No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of December 31, 2024 and 2023, respectively.

	As of December 31, 2024
Year of Origination	U.S. Region
	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2024	$58	$80	$41	$57	$20	$9	$7	$3	$9	$284
2023	49	85	12	101	39	39	3	26	3	357
2022	140	122	49	98	89	92	5	1	20	616
2021	95	51	113	93	96	47	9	15	—	519
2020	61	118	17	10	12	15	—	7	15	255
Prior	707	632	619	176	211	134	51	109	29	2,668
Total	$1,110	$1,088	$851	$535	$467	$336	$75	$161	$76	$4,699

	As of December 31, 2023
Year of Origination	U.S. Region
	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2023	$69	$77	$12	$101	$39	$42	$3	$26	$3	$372
2022	140	132	47	100	113	93	5	1	20	651
2021	96	63	124	148	111	75	9	40	1	667
2020	63	155	17	10	12	26	—	7	16	306
2019	53	100	10	74	45	4	14	13	21	334
Prior	734	605	765	189	214	171	47	144	19	2,888
Total	$1,155	$1,132	$975	$622	$534	$411	$78	$231	$80	$5,218

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of December 31, 2024 and 2023, respectively.

	As of December 31, 2024
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$58	$154	$57	$15	$—	$—	$—	$284
2023	124	172	13	16	32	—	—	357
2022	79	261	222	35	10	9	—	616
2021	35	128	218	111	—	18	9	519
2020	55	48	56	96	—	—	—	255
Prior	610	713	640	437	67	155	46	2,668
Total	$961	$1,476	$1,206	$710	$109	$182	$55	$4,699

	As of December 31, 2023
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$125	$164	$33	$18	$32	$—	$—	$372
2022	79	263	255	34	10	10	—	651
2021	36	145	335	123	—	18	10	667
2020	57	49	72	128	—	—	—	306
2019	45	82	160	36	11	—	—	334
Prior	780	755	618	463	60	163	49	2,888
Total	$1,122	$1,458	$1,473	$802	$113	$191	$59	$5,218

The following table summarizes activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2024	December 31, 2023
Allowance for credit losses, beginning of period	$26	$18
Credit losses on mortgage loans for which credit losses were not previously recorded	1	2
Increase (decrease) on mortgage loans with an allowance recorded in previous period	—	9
Provision for expected credit losses	27	29
Write-offs	(3)	(3)
Allowance for credit losses, end of period	$24	$26

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	December 31, 2024	December 31, 2023

Current	$4,673	$5,202
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	26	16
Total	$4,699	$5,218

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments, or when a loan has matured without being paid off or extended. As of

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

December 31, 2024 and 2023, the Company had $26 and $16, respectively, of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the years ended December 31, 2024 and 2023 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Fixed maturities	$1,678	$1,766	$1,940
Equity securities	19	21	12
Mortgage loans on real estate	234	249	237
Policy loans	20	20	21
Short-term investments and cash equivalents	40	39	13
Limited partnerships and other	159	135	118
Gross investment income	2,150	2,230	2,341
Less: Investment expenses	76	71	60
Net investment income	$2,074	$2,159	$2,281

For the years ended December 31, 2024 and 2023, the Company had $18 and $10, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Fixed maturities, available-for-sale, including securities pledged	$(48)	$(31)	$(30)
Fixed maturities, at fair value option	(167)	(100)	(920)
Equity securities, at fair value	6	3	(39)
Derivatives	193	29	305
Embedded derivatives - fixed maturities	(6)	(1)	(9)
Other derivatives	2	—	—
Standalone derivatives	(1)	—	(12)
Managed custody guarantees	4	(2)	(5)
Stabilizer	(14)	(1)	19
Mortgage loans	(1)	(12)	—
Other investments	5	43	5
Net gains (losses)	$(27)	$(72)	$(686)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Proceeds on sales	$3,510	$5,393	$5,448
Gross gains	50	69	100
Gross losses	(62)	78	109

3.    Derivative Financial Instruments

The Company primarily enters into the following types of derivatives:

Interest rate swaps: The Company uses interest rate swaps primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and/or liabilities. Interest rate swaps are also used to hedge the interest rate risk associated with the value of assets it owns or in an anticipation of acquiring them. Using interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest payments, calculated by reference to an agreed upon notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made to/from the counterparty at each due date. The Company utilizes these contracts in qualifying hedging relationships as well as non-qualifying hedging relationships.

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of December 31, 2024 and 2023.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2024			December 31, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges(2):
Interest rate contracts(3)	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	106	6	—	98	—	4
Cash flow hedges:
Interest rate contracts	11	—	—	12	—	—
Foreign exchange contracts	623	46	2	718	33	7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	14,633	246	313	16,773	270	354
Foreign exchange contracts	203	3	6	183	4	2
Equity contracts	286	2	9	255	4	2
Credit contracts	97	—	2	137	—	2
Embedded derivatives and MCGs:
Within fixed maturity investments(4)	N/A	—	4	N/A	2	—
Within reinsurance agreements(5)	N/A	55	41	N/A	61	49
MCGs(6)	N/A	—	4	N/A	—	8
Stabilizer(6)	N/A	—	15	N/A	—	1
Total		$358	$396		$374	$429
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Consolidated Balance Sheets.
(2) Total carrying amount of hedged assets and liabilities was $307 and $106 as of December 31, 2024 and 2023, respectively.
(3) Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets and liabilities was $(8) and $(6) as of December 31, 2024 and 2023, respectively, of which includes $2 and $0, respectively, of hedging adjustments on discontinued hedging relationships.
(4) Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(5) Included in Other liabilities, Other assets, and Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets.
(6) Included in Contract owner account balances on the Consolidated Balance Sheets.
N/A - Not applicable

See the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Consolidated Financial Statements for additional information on derivative asset and liability fair values.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company does not offset any derivative assets and liabilities in the Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter (“OTC”) and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized(1)	Counterparty Netting(2)	Cash Collateral Netting(2)	Securities Collateral Netting(2)	Net receivables/ payables
December 31, 2024
Derivative assets	$303	$(261)	$(34)	$(3)	$5
Derivative liabilities	332	(261)	(58)	(6)	7
December 31, 2023
Derivative assets	311	(216)	(76)	(8)	11
Derivative liabilities	370	(216)	(150)	(3)	1
(1) As of December 31, 2024, gross amounts exclude asset and liability exchange traded contracts of $0 and $0, respectively. As of December 31, 2023, gross amounts exclude asset and liability exchange traded contracts of $0 and $1, respectively.
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

As of December 31, 2024, the Company held $33 and pledged $56 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2023, the Company held $84 and $147 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2024, the Company delivered $159 of securities and held $4 of securities as collateral. As of December 31, 2023, the Company delivered $201 of securities and held $11 securities as collateral.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Year Ended December 31,
	2024		2023		2022
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from AOCI into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Amount of Gain (Loss) Recognized in Other Comprehensive Income(1)	$—	$18	$—	$(43)	$(2)	$70
Amount of Gain (Loss) Reclassified from AOCI	—	16	—	10	—	11
(1) See the Accumulated Other Comprehensive Income (Loss) Note to these Consolidated Financial Statements for additional information.

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Year Ended December 31,
	2024		2023		2022
	Net investment Income	Net gains (losses)	Net investment Income	Net gains (losses)	Net investment Income	Net gains (losses)
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$2,074	$(27)	$2,159	$(72)	$2,281	$(686)
Fair value hedges:
Interest rate contracts:
Hedged items	—	2	—	—	—	—
Derivatives designated as hedging instruments(1)	—	(2)	—	—	—	—
Foreign exchange contracts:
Hedged items	—	(6)	—	3	—	(6)
Derivatives designated as hedging instruments(1)	—	8	—	(1)	—	7
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income(2)	10	6	10	—	11	—
(1) For the years ended December 31, 2024, 2023, and 2022 $2, $2 and $1, respectively, of the change in derivative instruments designated and qualifying as fair value hedges were excluded from the assessment of hedge effectiveness and recognized currently in earnings.
(2) See the Accumulated Other Comprehensive Income (Loss) Note to these Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Year Ended December 31,
		2024	2023	2022
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$170	$15	$334
Foreign exchange contracts	Net gains (losses)	(8)	—	(1)
Equity contracts	Net gains (losses)	18	14	(32)
Credit contracts	Net gains (losses)	1	1	(3)
Embedded derivatives and MCGs:
Within fixed maturity investments	Net gains (losses)	(6)	(1)	(9)
Within reinsurance agreements(1)	Policyholder benefits	(3)	(37)	217
MCGs	Net gains (losses)	4	(2)	(5)
Stabilizer	Net gains (losses)	(14)	(1)	19
Total		$162	$(11)	$520
(1) For the years ended December 31, 2024, 2023, and 2022, the amount excludes gains (losses) from standalone derivatives of $(1), $0, and $(12), respectively, recognized in Net gains (losses).

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$402	$70		$—	$472
U.S. Government agencies and authorities	—	30		—	30
State, municipalities and political subdivisions	—	580		—	580
U.S. corporate public securities	—	6,949		59	7,008
U.S. corporate private securities	—	3,486		1,497	4,983
Foreign corporate public securities and foreign governments(1)	—	2,412		60	2,472
Foreign corporate private securities(1)	—	2,116		421	2,537
Residential mortgage-backed securities	—	3,404		67	3,471
Commercial mortgage-backed securities	—	3,132		—	3,132
Other asset-backed securities	—	2,746		23	2,769
Total fixed maturities, including securities pledged	402	24,925		2,127	27,454
Equity securities	148	—		98	246
Derivatives:
Interest rate contracts	—	246		—	246
Foreign exchange contracts	—	55		—	55
Equity contracts	—	2		—	2
Embedded derivative on reinsurance	—	55		—	55
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,511	1		23	2,535
Assets held in separate accounts	95,946	5,390		340	101,676
Total assets	$99,007	$30,674		$2,588	$132,269
Liabilities:
Contingent consideration	$—	$—		$2	$2
Stabilizer and MCGs	—	—		19	19
Derivatives:
Interest rate contracts	11	302		—	313
Foreign exchange contracts	—	8		—	8
Equity contracts	—	9		—	9
Credit contracts	—	2		—	2
Embedded derivative on reinsurance	—	(12)	(2)	53	41
Total liabilities	$11	$309		$74	$394
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

Derivatives: Derivatives are carried at fair value, which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, Overnight Index Swap ("OIS") rates, and Secured Overnight Financing Rate ("SOFR"). The Company uses SOFR discounting for valuations of interest rate derivatives; however, certain legacy positions may continue to be discounted on OIS. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. The Company also has certain credit default swaps and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2. See the Derivative Financial Instruments Note to these Consolidated Financial Statements for more information.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2024
	Fair Value as of January 1	Realized/ Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—	$—	$—	$—	$—	$—	$—	$(1)	$—	$—	$—
U.S. corporate public securities	18	—	(1)	49	—	—	(7)	—	—	59	—	(2)
U.S. corporate private securities	1,526	(4)	1	377	—	(22)	(246)	—	(135)	1,497	—	(5)
Foreign corporate public securities and foreign governments(1)	—	—	—	60	—	—	—	—	—	60	—	—
Foreign corporate private securities(1)	436	(8)	(33)	35	—	(9)	(51)	51	—	421	—	(33)
Residential mortgage-backed securities	57	(4)	—	18	—	—	—	—	(4)	67	(4)	—
Other asset-backed securities	52	—	—	3	—	—	(7)	—	(25)	23	—	—
Total fixed maturities including securities pledged	2,090	(16)	(33)	542	—	(31)	(311)	51	(165)	2,127	(4)	(40)
Equity securities, at fair value	96	2	—	—	—	—	—	—	—	98	2	—
Contingent consideration	(51)	1	—	—	—	—	48	—	—	(2)	—	—
Stabilizer and MCGs(2)	(9)	(8)	—	—	(2)	—	—	—	—	(19)	—	—
Embedded derivatives on reinsurance	(58)	(1)	—	—	—	—	6	—	—	(53)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	23	—	—	—	—	—	23	—	—
Assets held in separate accounts(4)	348	6	—	47	—	(26)	—	5	(40)	340	—	—
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2023
	Fair Value as of January 1	Realized/ Unrealized Gains (Losses) Included in:			Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income		OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—		$—	$—	$—	$—	$—	$—	$—	$1	$—	$—
U.S. corporate public securities	20	1		—	—	—	—	—	—	(3)	18	—	—
U.S. corporate private securities	1,801	1		22	142	—	(4)	(219)	79	(296)	1,526	1	19
Foreign corporate public securities and foreign governments(1)	3	—		—	—	—	—	—	—	(3)	—	—	—
Foreign corporate private securities(1)	432	3		9	129	—	(14)	(167)	51	(7)	436	3	8
Residential mortgage-backed securities	28	(4)		—	31	—	—	—	2	—	57	(3)	—
Other asset-backed securities	64	—		1	15	—	(2)	(4)	—	(22)	52	—	—
Total fixed maturities including securities pledged	2,349	1		32	317	—	(20)	(390)	132	(331)	2,090	1	27
Equity securities, at fair value	196	(3)		—	3	—	—	(100)	—	—	96	(3)	—
Contingent consideration	(112)	61	(5)	—	—	—	—	—	—	—	(51)	—	—
Stabilizer and MCGs(2)	(6)	(1)		—	—	(2)	—	—	—	—	(9)	—	—
Embedded derivatives on reinsurance .	(58)	—		—	—	—	—	—	—	—	(58)	—	—
Assets held in separate accounts(4)	347	1		—	8	—	(21)	—	14	(1)	348	—	—
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2024 and 2023, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$27,454	$27,454	$28,611	$28,611
Equity securities	246	246	236	236
Mortgage loans on real estate	4,699	4,459	5,218	4,941
Policy loans	342	342	352	352
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,535	2,535	2,165	2,165
Derivatives	303	303	311	311
Embedded derivatives on reinsurance	55	55	61	61
Other investments, including securities pledged	74	74	64	64
Assets held in separate accounts	101,676	101,676	93,133	93,133
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$31,082	$32,877	$32,848	$34,856
Funding agreements with fixed maturities	1,249	1,257	1,175	1,178
Supplementary contracts, immediate annuities and other	570	515	628	571
Stabilizer and MCGs	19	19	9	9
Derivatives	332	332	371	371
Embedded derivatives on reinsurance	41	41	49	49
Short-term debt	399	399	1	1
Long-term debt	2,103	2,023	2,097	1,998
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Stabilizer and MCGs section of the table above.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC			VOBA
	Wealth Solutions Deferred and Individual Annuities	Health Solutions Voluntary(1)	Businesses exited
Balance as of January 1, 2022	$691	$144	$1,158	$473
Deferrals of commissions and expenses	59	55	—	5
Amortization expense	(59)	(28)	(115)	(39)
Balance as of December 31, 2022	$691	$171	$1,043	$439
Deferrals of commissions and expenses	59	54	—	4
Amortization expense	(55)	(32)	(105)	(37)
Balance as of December 31, 2023	$695	$193	$938	$406
Deferrals of commissions and expenses	60	58	—	3
Amortization expense	(54)	(36)	(100)	(33)
Balance as of December 31, 2024	$701	215	$838	$376
(1) During the second quarter of 2024, the Company reclassified certain insurance products within the Health Solutions segment from Group to Voluntary. As a result, the rollforward above and the reconciliation table below have been updated for all periods presented to reflect this change.

The following table shows a reconciliation of DAC and VOBA balances to the Consolidated Balance Sheets for the periods indicated:

	December 31, 2024	December 31, 2023
DAC:
Wealth Solutions Deferred and Individual Annuities	$701	$695
Health Solutions Voluntary	215	193
Businesses exited	838	938
Other	18	18
VOBA	376	406
Total	$2,148	$2,250

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

Year	Amount
2025	$30
2026	27
2027	25
2028	23
2029	22

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

6.    Reserves for Future Policy Benefits and Contract Owner Account Balances

Health Solutions Group products include long-duration term life insurance, as well as long term disability products that are mostly employer paid. Health Solutions Voluntary products include long duration whole life insurance, critical illness, and accident and hospital indemnity insurance that are mostly employee paid. The following tables present the balances and changes in the liability for future policy benefits for Health Solutions Group, Health Solutions Voluntary, and Businesses Exited as of December 31, 2024 and 2023:

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	2024	2023	2024	2023	2024	2023
Present Value of Expected Net Premiums:
Balance at January 1	$68	$77	$101	$97	$3,145	$4,244
Beginning balance at original discount rate	71	84	102	100	2,992	4,128
Reclassifications (2)	(65)	—	65	—	—	—
Effect of change in cash flow assumptions	(1)	(6)	(1)	6	110	(921)
Effect of actual variances from expected experience	—	11	40	8	(106)	(91)
Adjusted balance at January 1	5	89	206	114	2,996	3,116
Interest accrual	—	2	8	4	158	196
Net premiums collected(1)	(1)	(20)	(34)	(16)	(312)	(320)
Ending balance at original discount rate	4	71	180	102	2,842	2,992
Effects of changes in discount rate assumptions	—	(3)	(9)	(1)	30	153
Balance at end of period	$4	$68	$171	$101	$2,872	$3,145

Present Value of Expected Future Policy Benefits:
Balance at January 1	$899	$881	$307	$285	$7,538	$8,639
Beginning balance at original discount rate	918	913	307	294	7,404	8,644
Reclassifications (2)	(150)	—	150	—	—	—
Effect of change in cash flow assumptions	(12)	(8)	(1)	13	187	(805)
Effect of actual variances from expected experience	10	(16)	54	9	(90)	(123)
Adjusted balance at January 1	766	889	510	316	7,501	7,716
Issuances	131	136	—	—	14	17
Interest accrual	21	24	18	14	370	412
Benefit payments	(117)	(131)	(41)	(23)	(747)	(741)
Ending balance at original discount rate	801	918	487	307	7,138	7,404
Effects of changes in discount rate assumptions	(29)	(19)	(26)	—	(121)	134
Balance at end of period	$772	$899	$461	$307	$7,017	$7,538

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net liability for future policy benefits	$768	$831	$290	$206	$4,145	$4,392
Less: Reinsurance recoverable	330	315	9	—	4,056	4,342
Net liability for future policy benefits, after reinsurance recoverable	$438	$516	$281	$206	$89	$50
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

The following table presents a rollforward of the additional reserve liability for Businesses exited for the periods indicated:

	Businesses exited
	December 31, 2024	December 31, 2023
Balance at beginning of period	$2,001	$2,107
Effect of change in cash flow assumptions	(39)	(44)
Effect of actual variances from expected experience	14	(100)
Adjusted balance at January 1	1,976	1,963
Interest accrual	83	84
Excess Benefits	(404)	(417)
Assessments	228	371
Balance at end of period	1,883	2,001
Less: Reinsurance recoverable	1,832	1,950
Net additional liability, after reinsurance recoverable	$51	$51

Future policy benefits include the liability for unpaid claims and claim adjustment expenses related to medical stop loss products within the Health Solutions segment. The following table presents a rollforward of the liability for unpaid claims and claim adjustment expenses for the periods indicated:

	Medical Stop Loss
	2024	2023
Balance at January 1	$401	$398
Less: reinsurance recoverable	(16)	(6)
Net balance at January 1	385	392
Incurred claims and claim adjustment expenses related to:
Current year	1,538	1,042
Prior years	143	(8)
Total incurred	1,681	1,034
Paid claim and claim adjustment expenses related to:
Current year	(964)	(665)
Prior years	(512)	(376)
Total paid	(1,476)	(1,041)
Net balance at December 31	590	385
Plus: reinsurance recoverable	5	16
Balance at December 31	$595	$401

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Pricing, underwriting and reserving on the medical stop loss products are performed based on policy years and key metrics such as loss ratios are tracked, managed and reported on this basis. The majority of the medical stop loss policies renew in January of each year. For the year ended December 31, 2024, $143 of claims incurred on prior years is primarily attributed to incurred claims and unfavorable claim development for policy years effective during 2023. For the year ended December 31, 2023, $(8) of claims incurred on prior years is primarily attributed to favorable claim development partially offset by incurred claims for policy years effective during 2022.

The Company tracks claim frequency by the number of claims paid for each policy year. Payments of medical stop loss claims are substantially complete within two years. The following tables present cumulative claim development information about incurred and paid claims and claim adjustment expenses, net of reinsurance, total IBNR, and claim frequencies for medical stop loss products as of December 31, 2024:

	Net cumulative incurred claims and claim adjustment expenses			Incurred but not reported claims	Cumulative number of reported claims
	December 31,
	2022(1)	2023(1)	2024	2024	2024
Policy year
2022	$859	$872	$870	$2	26,060
2023		1,042	1,191	14	32,515
2024			1,538	574	24,560
Total			3,599
Cumulative paid claims and paid claim adjustment expenses, net of reinsurance			(3,009)
Total unpaid claims and claim adjustment expenses, net of reinsurance			$590
(1) Unaudited

	Net cumulative paid claims and claim adjustment expenses
	December 31,
	2022(1)	2023(1)	2024
Policy year
2022	$496	$862	$868
2023		665	1,177
2024			964
Total cumulative net paid claims and claim adjustment expenses, net of reinsurance			$3,009
(1) Unaudited

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Consolidated Balance Sheets is presented below:

	December 31, 2024	December 31, 2023
Health Solutions Group	$768	$831
Health Solutions Voluntary	290	206
Businesses Exited - Future policy benefits	4,145	4,392
Businesses Exited - Additional liability	1,883	2,001
Business Exited - Other	1,284	1,335
Medical stop loss products	595	401
Other	367	394
Total	$9,332	$9,560

The amount of undiscounted expected gross premiums and future benefit payments is presented in the table below:

	December 31, 2024		December 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Health Solutions Group
Expected future benefit payments	$990	$801	$1,144	$918
Expected future gross premiums	11	8	271	214
Health Solutions Voluntary
Expected future benefit payments	881	487	668	307
Expected future gross premiums	631	427	341	213

The following table presents the weighted average duration of the liability for future policy benefits and the weighted average interest rates for the periods indicated:

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Weighted average duration (in years)(1)	7	7	14	14	8	8
Interest accretion rate	4.0%	4.0%	5.1%	5.2%	5.0%	4.9%
Current discount rate	5.4%	4.9%	5.7%	5.1%	5.6%	5.1%
(1) Weighted average duration (in years) for Businesses Exited includes additional liability.

The weighted average interest rates for the additional liability related to businesses exited were 4.3% and 4.2% for the periods ended December 31, 2024 and 2023, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity		Businesses Exited
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Balance at January 1	$31,139	$33,622	$4,635	$5,146
Deposits	2,505	2,309	287	288
Fee income	(50)	(9)	(371)	(373)
Surrenders, withdrawals and benefits	(5,127)	(5,663)	(544)	(577)
Net transfers (from) to the general account (1)	312	(5)	4	10
Interest credited	845	885	171	141
Ending Balance	$29,624	$31,139	$4,182	$4,635

Weighted-average crediting rate	2.8%	2.8%	3.9%	2.5%
Net amount at risk (2)	$90	$123	$676	$734
Cash surrender value	$29,169	$30,676	$1,236	$1,491
(1) Net transfers (from) to the general account for Wealth Solutions include transfers of $(1,149) and $(523) for 2024 and 2023, respectively related to Voya-managed institutional/mutual fund plan assets in trust that are not reflected on the Consolidated Balance Sheets.
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

The following table presents a reconciliation of the Contract owner account balances to the Consolidated Balance Sheets for the periods indicated:

	December 31, 2024	December 31, 2023
Wealth Solutions Deferred group and individual annuity	$29,624	$31,139
Businesses exited	4,182	4,635
Non-putable funding agreements	1,249	1,175
Business exited - Other	1,158	1,275
Other(1)	891	950
Total	$37,104	$39,174
(1) Primarily consists of universal life contracts

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of December 31, 2024
Up to 1.00%	$82	$4,378	$3,691	$1,705	$1,545	$928	$12,329
1.01% - 2.00%	437	106	54	7	2	6	612
2.01% - 3.00%	10,266	93	62	60	—	4	10,485
3.01% - 4.00%	8,368	150	—	1	—	—	8,519
4.01% and Above	1,464	80	—	—	—	—	1,544
Renewable beyond 12 months (MYGA)(2)	364	—	—	—	2	—	366
Total discretionary rate setting products	$20,981	$4,807	$3,807	$1,773	$1,549	$938	$33,855

As of December 31, 2023
Up to 1.00%	$120	$5,070	$3,460	$2,215	$863	$800	$12,528
1.01% - 2.00%	527	131	50	8	3	6	725
2.01% - 3.00%	11,225	93	63	108	—	3	11,492
3.01% - 4.00%	8,873	152	—	6	—	—	9,031
4.01% and Above	1,566	83	—	—	—	—	1,649
Renewable beyond 12 months (MYGA)(2)	428	—	—	—	3	—	431
Total discretionary rate setting products	$22,739	$5,529	$3,573	$2,337	$869	$809	$35,856
(1)    Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after December 31, 2024 and 2023 on which the Company is required to credit interest above the contractual GMIR for at least the next twelve months.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Balance Sheets is as follows as of the periods indicated:

	December 31, 2024
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premium receivable	$205	$10	$(238)	$(23)
Reinsurance recoverable, net of allowance for credit losses	—	—	11,307	11,307
Total	$205	$10	$11,069	$11,284

Liabilities
Future policy benefits and contract owner account balances	$45,540	$896	$—	$46,436
Liability for funds withheld under reinsurance agreements	103	—	—	103
Total	$45,643	$896	$—	$46,539

	December 31, 2023
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premium receivable	$193	$9	$(219)	$(17)
Reinsurance recoverable, net of allowance for credit losses	—	—	11,999	11,999
Total	$193	$9	$11,780	$11,982

Liabilities
Future policy benefits and contract owner account balances	$47,781	$953	$—	$48,734
Liability for funds withheld under reinsurance agreements	103	—	—	103
Total	$47,884	$953	$—	$48,837

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Statements of Operations is as follows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Premiums:
Direct premiums	$4,084	$3,599	$3,257
Reinsurance assumed	21	26	25
Reinsurance ceded	(929)	(908)	(859)
Net premiums	$3,176	$2,717	$2,423

Fee income:
Gross fee income	$2,494	$2,303	$2,137
Reinsurance assumed	16	17	18
Reinsurance ceded	(397)	(404)	(413)
Net fee income	$2,113	$1,916	$1,742

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$4,931	$4,322	$4,448
Reinsurance assumed	60	64	50
Reinsurance ceded	(1,372)	(1,350)	(1,970)
Net interest credited and other benefits to contract owners / policyholders	$3,619	$3,036	$2,528
The Company has indemnity reinsurance agreements with Security Life of Denver Company ("SLD") and with a subsidiary of Lincoln National Corporation ("Lincoln"). Under these agreements, SLD and Lincoln contractually assumed certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. Reinsurance recoverable, net of the allowance for credit losses, related to the agreement with SLD was $8.6 billion and $9.2 billion as of December 31, 2024 and 2023, respectively, on the Consolidated Balance Sheets. Reinsurance recoverable, net of the allowance for credit losses, related to the reinsurance agreement with Lincoln was $0.9 billion and $1.0 billion as of December 31, 2024 and 2023, respectively, on the Consolidated Balance Sheets.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of December 31, 2024 and 2023, the Company had a deposit asset, net of the allowance for credit losses, of $1.1 billion and $1.2 billion, respectively, which is reported in Other assets on the Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

8.     Separate Accounts

The following tables present a rollforward of separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Consolidated Balance Sheets, for the periods indicated:

	December 31, 2024			December 31, 2023
Wealth Solutions	Stabilizer	Deferred Annuity	Total	Stabilizer	Deferred Annuity	Total
Balance at January 1	$7,175	$82,310	$89,485	$7,196	$69,152	$76,348
Premiums and deposits	891	9,970	10,861	940	10,052	10,992
Fee income	(33)	(487)	(520)	(34)	(426)	(460)
Surrenders, withdrawals and benefits	(1,376)	(12,539)	(13,915)	(1,342)	(9,631)	(10,973)
Net transfers (from) to the separate account	—	(1,461)	(1,461)	—	(518)	(518)
Investment performance	244	12,963	13,207	415	13,681	14,096
Balance at end of period	$6,901	$90,756	$97,657	$7,175	$82,310	$89,485

Reconciliation to Consolidated Balance Sheets:
Other variable products liabilities			4,019			3,648
Total Separate Account liabilities			$101,676			$93,133

Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. The fair value is estimated using the income approach.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $90,734 and $82,286, as of December 31, 2024 and 2023, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts were as follows for the periods indicated:

	December 31, 2024	December 31, 2023
US Treasury securities and obligations of US government corporations and agencies	$913	$1,015
Corporate and foreign debt securities	2,493	2,528
Mortgage-backed securities	3,087	3,231
Equity securities (including mutual funds)	94,685	85,916
Cash, cash equivalents and short-term investments	437	399
Receivable for securities and accruals	61	44
Total	$101,676	$93,133

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

9.    Segments

The Company provides its principal products and services through three segments: Wealth Solutions, Health Solutions and Investment Management. The Chief Executive Officer of Voya is the chief operating decision maker ("CODM") who assesses performance and makes final resource allocation decisions for the three operating segments. The CODM assesses segment performance by measuring Adjusted operating earnings before income taxes against internally developed annual targets, rolling quarterly forecasts, industry peers and investor expectations.

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

Corporate adjusted operating earnings before income taxes include corporate operations, corporate level assets and financial obligations, financing and interest expenses, dividend payments made to preferred shareholders, other items not allocated or directly related to the Company's segments, such as certain expenses of employee benefit plans, certain adjustments to short-term and long-term incentive accruals, intercompany eliminations, and investment income in excess of amounts attributable to the segments.

Measurement

Adjusted operating earnings before income taxes is a meaningful measure used by management to evaluate its business and segment performance. This measure enhances the understanding of the Company’s financial results by focusing on the operating performance and trends of the underlying core business segments. It excludes results from exited businesses and items that tend to be highly variable from period to period based on capital market conditions or other factors which distort the ability to make a meaningful evaluation of the Company's segments. The Company uses the same accounting policies and procedures to measure segment Adjusted operating earnings before income taxes as it does for the directly comparable U.S. GAAP measure Income (loss) before income taxes. Adjusted operating earnings before income taxes does not replace Income (loss) before income taxes as the U.S. GAAP measure of the Company’s consolidated results of operations. Therefore, the Company believes that it is useful to evaluate both measures when reviewing the Company’s financial and operating performance. Each segment’s Adjusted operating earnings before income taxes is calculated by adjusting Income (loss) before income taxes for the following items:
•Net investment gains (losses), which include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the fair value option unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations, and changes in the fair value of derivative instruments, excluding gains (losses) associated with swap settlements and accrued interest. It also includes changes in the fair value of derivatives related to managed custody guarantees, net of related reserve increases (decreases), less the estimated cost of these benefits, changes in nonperformance spread, and changes in market risk benefits;
•Income (loss) related to businesses exited or to be exited through reinsurance or divestment, which includes gains and (losses) associated with transactions to exit blocks of business, amortization of intangible assets and residual run-off activity;
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
•Income (loss) related to early extinguishment of debt;
•Impairment of goodwill and intangible assets as these represent losses related to infrequent events and do not reflect normal, cash-settled expenses;
•Amortization of acquisition-related intangible assets as well as contingent consideration fair value adjustments incurred in connection with certain acquisitions;
•Expected return on plan assets net of interest costs associated with the Company's qualified defined benefit pension plan and immediate recognition of net actuarial gains (losses) related to all of the Company's pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments. These amounts do not reflect cash-settled expenses; and
•Other items not indicative of normal operations or performance of the Company's segments or that may be related to events such as capital or organizational restructurings, including certain costs related to debt and equity offerings, acquisition / merger integration expenses, severance and other third-party expenses associated with such activities, and expenses attributable to vacant real estate.

Adjusted operating revenues is a measure of the Company's segment revenues. Each segment's Adjusted operating revenues are calculated by adjusting Total revenues to exclude the following items:
•Net investment gains (losses);
•Revenues related to businesses exited or to be exited through reinsurance or divestment;
•Revenues attributable to noncontrolling interests, which represents the attribution of results from consolidated VIEs or VOEs; and
•Other adjustments that primarily reflect fee income earned by the Company's broker-dealers for sales of nonproprietary products, which are reflected net of commission expense in the Company's segments’ operating revenues, other items where the income is passed on to third parties and the elimination of intercompany investment expenses included in Adjusted operating revenues.

Significant Expenses

•Administrative expenses are compensation, technology and other general costs, net of amounts capitalized and exclude commission expenses.
•Premium taxes, fees and assessments are taxes on paid premium and third-party fees correlated to business volumes.
•Net commissions are commissions paid net of amounts deferred.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables reconcile Adjusted operating revenues to Total revenues and Adjusted operating earnings before income taxes to Income (loss) before income taxes for the periods indicated:

	Year Ended December 31, 2024
	Wealth Solutions	Health Solutions	Investment Management	Corporate	Total
Revenues:
External customer revenue(1)	$1,332	$3,438	$920	$22	$5,712
Net investment income and Net gains (losses)	1,711	138	20	178	2,047
Income (loss) related to CIEs	—	—	288	3	291
Intersegment Fee income and elimination	—	—	79	(79)	—
Total revenues					8,050

Adjustments	(138)	1	(325)	(101)	(563)	(2)
Adjusted operating revenues	2,905	3,577	982	23	7,487
Less:
Interest credited and other benefits to contract owners/policyholders	849	2,602	—	—	3,451
Administrative expenses	897	525	703	—	2,125
Premium taxes, fees and assessments	—	186	—	—	186
Net commissions	255	188	—	—	443
DAC/VOBA and other intangibles amortization	84	36	—	—	120
Financing costs and preferred dividends	—	—	—	162	162
Other corporate	—	—	—	66	66
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	820	40	278	(205)	933
Less: Earnings (loss) attributable to Allianz noncontrolling interest	—	—	65	(2)	63
Adjusted operating earnings before income taxes	820	40	213	(203)	870
Plus adjustments:
Net investment gains (losses)					50
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(142)
Income (loss) attributable to noncontrolling interests					75
Dividend payments made to preferred shareholders					41
Other adjustments					(95)
Income (loss) before income taxes					$799
(1)Includes Fee income, Premiums, and Other revenue and excludes intersegment fee income and the related elimination.
(2)Includes Net investment gains (losses) of $22, Revenues related to business exited or to be exited through reinsurance or divestment of $102, Revenues attributable to noncontrolling interests of $243, and Other adjustments of $196.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2023
	Wealth Solutions	Health Solutions	Investment Management	Corporate	Total
Revenues:
External customer revenue(1)	$1,121	$2,948	$831	$60	$4,960
Net investment income and Net gains (losses)	1,663	130	26	268	2,087
Income (loss) related to CIEs	—	—	301	—	301
Intersegment Fee income and elimination	—	—	85	(85)	—
Total revenues					7,348

Adjustments	(8)	4	(327)	(195)	(526)	(2)
Adjusted operating revenues	2,776	3,082	916	48	6,822
Less:
Interest credited and other benefits to contract owners/policyholders	895	1,896	—	—	2,790
Administrative expenses	931	506	690	—	2,127
Premium taxes, fees and assessments	—	147	—	—	147
Net commissions	229	186	—	—	415
DAC/VOBA and other intangibles amortization	90	33	—	—	123
Financing costs and preferred dividends	—	—	—	161	161
Other corporate	—	—	—	96	96
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	632	315	225	(208)	964
Less: Earnings (loss) attributable to Allianz noncontrolling interest	—	—	49	(1)	48
Adjusted operating earnings before income taxes	632	315	177	(207)	916
Plus adjustments:
Net investment gains (losses)					(15)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(182)
Income (loss) attributable to noncontrolling interests					104
Dividend payments made to preferred shareholders					36
Other adjustments					(180)
Income (loss) before income taxes					$678
(1)Includes Fee income, Premiums, and Other revenue and excludes intersegment fee income and the related elimination.
(2)Includes Net investment gains (losses) of $(44), Revenues related to business exited or to be exited through reinsurance or divestment of $113, Revenues attributable to noncontrolling interests of $247, and Other adjustments of $210.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2022
	Wealth Solutions	Health Solutions	Investment Management	Corporate	Total
Revenues:
External customer revenue(1)	$1,100	$2,448	$663	$102	$4,313
Net investment income and Net gains (losses)	1,566	135	14	(120)	1,595
Income (loss) related to CIEs	—	—	22	—	22
Intersegment Fee income and elimination	—	—	91	(91)	—
Total revenues					5,930

Adjustments	111	(1)	(35)	175	250	(2)
Adjusted operating revenues	2,778	2,582	756	67	6,183
Less:
Interest credited and other benefits to contract owners/policyholders	886	1,680	—	—	2,566
Administrative expenses	867	276	570	—	1,713
Premium taxes, fees and assessments	—	126	—	—	126
Net commissions	232	167	—	—	399
DAC/VOBA and other intangibles amortization	95	29	—	—	124
Financing costs and preferred dividends	—	—	—	177	177
Other corporate	—	—	—	142	142
Adjusted operating earnings before income taxes including Allianz noncontrolling interest	697	304	186	(253)	934
Less: Earnings (loss) attributable to Allianz noncontrolling interest	—	—	27	(1)	26
Adjusted operating earnings before income taxes	697	304	158	(251)	908
Plus adjustments:
Net investment gains (losses)					(190)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(138)
Income (loss) attributable to noncontrolling interests					(77)
Dividend payments made to preferred shareholders					36
Other adjustments					(111)
Income (loss) before income taxes					$428
(1)Includes Fee income, Premiums, and Other revenue and excludes intersegment fee income and the related elimination.
(2)Includes Net investment gains (losses) of $(215), Revenues related to business exited or to be exited through reinsurance or divestment of $(123), Revenues attributable to noncontrolling interests of $(33), and Other adjustments of $121.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	December 31, 2024	December 31, 2023
Wealth Solutions	$129,058	$122,318
Health Solutions	3,490	3,336
Investment Management	1,873	1,600
Corporate	24,940	25,527
Total assets, before consolidation(1)	159,361	152,781
Consolidation of investment entities	4,528	4,304
Total assets	$163,889	$157,085
(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

10.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's operating segments were as follows:

	Wealth Solutions	Health Solutions	Investment Management	Corporate(1)	Consolidated
Balance as of January 1, 2023	$17	$24	$286	$—	$327
Additions from business combinations(2)	—	319	—	102	421
Balance as of December 31, 2023	17	343	286	102	748
Additions from business combinations	—	—	—	—	—
Balance as of December 31, 2024	$17	$343	$286	$102	$748
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

During the fourth quarter of 2024, the Company performed its annual goodwill impairment assessment and determined there was no goodwill impairment as of December 31, 2024. There were no accumulated impairments associated with goodwill as of December 31, 2024 and 2023.

Other Intangible Assets

The Company’s indefinite-lived intangible assets, primarily related to the right to manage client assets, were valued using the multi-period excess earnings method, a form of the income approach, which relied upon significant assumptions, including the projected revenues and discount rate. The right to manage client assets was determined to have an indefinite life based on the open-ended nature of the right to manage, and the ability to continue to manage the assets with no specific termination date.

During the fourth quarter of 2024, the Company completed an assessment for recoverability of its definite-lived intangible assets, and determined that the carrying value was recoverable.

During the fourth quarter of 2023, as a result of the changes to the projected cash flows and using a discounted cash flow approach, the Company recognized an impairment loss of $33 in relation to management contract rights, which was included in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2023.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	December 31, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Management contract rights	N/A	$350	$—	$350	$350	$—	$350
Total indefinite-life intangibles		350	—	350	350	—	350
Finite-life intangibles:
Management contract rights	17 years	131	19	112	153	11	142
Customer relationship lists	17 years	325	145	180	325	128	197
Trademarks	8 years	15	4	11	15	2	13
Computer software	5 years	432	253	179	501	346	155
Total intangible assets		$1,253	$421	$832	$1,344	$487	$857

Fully amortized computer software of $156 was written off during the year ended December 31, 2024. In addition, during the fourth quarter of 2024, $18 of management contracts related to a prior acquisition were derecognized and the related loss was recorded in Operating expenses in the Consolidated Statements of Operations and reported in the Investment Management segment.

Amortization expense related to intangible assets was $96, $85 and $36 for the years ended December 31, 2024, 2023 and 2022, respectively.

The estimated amortization of intangible assets are as follows:

Year	Amount
2025	$92
2026	78
2027	57
2028	34
2029	31

11.    Share-based Incentive Compensation Plans

Omnibus Incentive Plans

The Company previously offered equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plans"). On May 23, 2024, the Company's shareholders approved the Voya Financial, Inc. 2024 Omnibus Incentive Plan (the "2024 Omnibus Plan"), which is a successor to the Omnibus Plans, and no further grants shall be made pursuant to the Omnibus Plans. The 2024 Omnibus Plan provides for 8,000,000 shares of common stock to be initially available for issuance as equity-based compensation awards, less one share for every one share granted under the Omnibus Plans after December 31, 2023 and prior to the effective date of the 2024 Omnibus Plan. As of December 31, 2024, common stock reserved and available for issuance under the Omnibus Plans was 7,169,274 shares.

The Omnibus Plans and the 2024 Omnibus Plan permit the granting of a wide range of equity-based awards, including RSUs, which represent the right to receive a number of shares of Company common stock upon vesting; restricted stock, which are shares of Company stock that are issued subject to sale and transfer restrictions until the vesting conditions are met; PSUs,

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

which are RSUs subject to certain performance-based vesting conditions, and under which the number of shares of common stock delivered upon vesting varies with the level of achievement of performance criteria; and stock options. Grants of equity-based awards under the Omnibus Plans are approved in advance by the Compensation and Benefits Committee (the "Committee") of the Board of Directors of the Company, and are subject to such terms and conditions as the Committee may determine, including in respect of vesting and forfeiture, subject to certain limitations provided in the Omnibus Plans. Equity-based awards under the Omnibus Plans may carry dividend equivalent rights, pursuant to which notional dividends accumulate on unvested equity awards and are paid, in cash, upon vesting. Except for stock option awards made during 2015 and 2019, awards made under the Omnibus Plans, to date, have included dividend equivalent rights. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met.

During each of the years ended December 31, 2024, 2023 and 2022 the Company awarded RSUs and PSUs to its employees under the Omnibus Plans. The PSU awards entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives are determined and approved by the Committee. Except under certain termination conditions, RSUs and PSUs generally vest no earlier than one year from the date of the award and no later than three years from the date of the award. In the case of retirement (eligibility for which is based on the employee's age and years of service as provided in the relevant award agreement), awards vest in full, but subject to the satisfaction of any applicable performance criteria.

In December 2015 and February 2019, the Company also awarded contingent stock options ("2015 Stock Options" and "2019 Stock Options," respectively) under the Omnibus Plans. All outstanding 2015 and 2019 Stock Options are vested as the necessary performance conditions were satisfied.

If an award under the Omnibus Plans is forfeited, expired, terminated or otherwise lapses, the shares of Company common stock underlying that award will become available for issuance. Shares withheld by the Company to pay employee taxes for tax liabilities arising from awards other than stock options after December 31, 2023 are also available for reissuance. Shares which are withheld by or tendered to the Company to pay the exercise price of stock options (or are repurchased from an option holder by the Company with proceeds from the exercise of stock options) are not available for reissuance.

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

The fair value of the TSR component of the PSU awards was estimated using a Monte Carlo simulation. The following is a summary of the significant assumptions used to calculate the fair value of the TSR component of the PSU awards granted during the periods indicated:

	2024	2023	2022
Expected volatility of the Company's common stock	27.76%	30.43%	34.37%
Average expected volatility of peer companies	34.00%	41.53%	49.41%
Expected term (in years)	2.86	2.85	2.85
Risk-free interest rate	4.41%	4.42%	1.71%
Expected dividend yield	—%	—%	—%
Average correlation coefficient of peer companies	61.10%	65.80%	71.50%

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
RSUs	$60	$81	$45
PSU awards	39	48	45
Total	99	129	90
Income tax benefit	25	31	24
Share-based compensation	$74	$98	$66

The following table summarizes the unrecognized compensation cost and expected remaining weighted-average period of expense recognition as of December 31, 2024:

	RSU Awards	PSU Awards
Unrecognized compensation cost	$28	$32
Expected remaining weighted-average period of expense recognition (in years)	0.83	1.19

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and Director Plan for the periods indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	2.0	$67.06	2.2	$61.17
Adjusted for PSU performance factor	—	—	(0.1)	46.94
Granted	0.9	67.70	0.7	59.21
Vested	(0.9)	65.14	(0.6)	53.73
Forfeited	(0.1)	69.87	—	68.42
Outstanding at December 31, 2024	1.9	$67.95	2.2	$63.48
Awards expected to vest as of December 31, 2024	1.9	$67.95	2.2	$63.48

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The weighted-average grant date fair value for RSU awards granted during the years ended December 31, 2024, 2023 and 2022 was $67.70, $70.51 and $65.33, respectively. The weighted-average grant date fair value for PSU awards granted during the years ended December 31, 2024, 2023 and 2022 was $59.21, $66.10 and $56.67, respectively. The total fair value of shares vested for the years ended December 31, 2024, 2023, and 2022 was $104, $118 and $104, respectively.

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	1.2	$44.79	3.1	$34.30
Granted	—	—
Exercised	(0.4)	42.86
Forfeited	—	—
Outstanding as of December 31, 2024	0.8	$45.71	2.7	$19.00
Vested, exercisable, as of December 31, 2024	0.8	45.71	2.7	19.00

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $13, $16 and $5.

12.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2022	109.0	1.2	107.8
Common Shares issued	0.1	—	0.1
Common Shares acquired - share repurchase	—	11.7	(11.7)
Share-based compensation programs	1.7	0.7	1.0
Treasury Stock retirement	(13.0)	(13.0)	—
Balance, December 31, 2022	97.8	0.6	97.2
Common Shares issued	9.7	—	9.7
Common Shares acquired - share repurchase	—	5.4	(5.4)
Share-based compensation programs	2.1	0.7	1.4
Treasury Stock retirement	(6.0)	(6.0)	—
Balance, December 31, 2023	103.6	0.7	102.9
Common Shares issued	0.1	—	0.1
Common Shares acquired - share repurchase	—	8.6	(8.6)
Share-based compensation programs	1.9	0.8	1.1
Balance, December 31, 2024	105.6	10.1	95.5

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Dividends declared per share of Common Stock were as follows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Dividends declared per share of Common Stock	$1.70	$1.20	$0.80

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
As of December 31, 2024, the aggregate amount remaining under the Company's share repurchase authorization is $761. This share repurchase authorization expires on December 31, 2025 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions for the years ended December 31, 2024 and 2022. There were no repurchase agreements for the year ended December 31, 2023.

2024
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
September 12, 2024	$100	1,061,853	November 5, 2024	222,007	1,283,860

2022
Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
June 21, 2022	$250	3,382,950	September 20, 2022	819,566	4,202,516
March 17, 2022	$275	3,305,786	May 11, 2022	890,112	4,195,898

The following table presents repurchases of the Company's common stock pursuant to 10b5-1 plans and through open market repurchases for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Shares of common stock	7,295,206	5,365,303	3,295,800
Payment	$535	$374	$225

Warrants

On May 7, 2013, the Company issued warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. On May 10, 2023, the warrants were net share settled in accordance with their terms, resulting in the issuance of 9.6 million common shares. No warrants remain outstanding as of December 31, 2024 and 2023.

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

The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. The Company may, at its option, redeem the Series A preferred stock, (a) in whole but not in part, at any time, within 90 days after the occurrence of a "rating agency event," at a redemption price equal to $1,020 per share, plus an amount equal to any dividends per share of preferred stock that have accrued but not been declared and paid for the then-current dividend period to, but excluding, the redemption date and (b) (i) in whole but not in part, at any time within 90 days after the occurrence of a "regulatory capital event" or (ii) in whole or in part, from time to time, on September 15, 2023 or any subsequent "reset date," in each case, at a redemption price equal to $1,000 per share of preferred stock, plus an amount equal to any dividends per share of preferred stock that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date. The Company may, at its option, redeem the Series B preferred stock, (a) in whole but not in part, at any time, within 90 days after the occurrence of a "rating agency event," at a redemption price equal to $1,020 per share (equivalent to $25.50 per Depositary Share), plus an amount equal to any accrued and unpaid dividends per share that have accrued but not been declared and paid for the then-current dividend period, but excluding, such redemption date and (b) (i) in whole but not in part, at any time, within 90 days after the occurrence of a "regulatory capital event," or (ii) in whole or in part, from time to time, on September 15, 2029 or any reset date, in each case, at a redemption price equal to $1,000 per share of the Series B preferred stock (equivalent to $25.00 per Depositary Share), plus an amount equal to any accrued and unpaid dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date.

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
As of December 31, 2024 and December 31, 2023, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding are as follows:

	December 31, 2024		December 31, 2023
Series	Issued	Outstanding	Issued	Outstanding
7.758% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Year Ended:	Per Share	Aggregate	Per Share	Aggregate
December 31, 2024	$77.58	$25	$53.50	$16
December 31, 2023	61.25	20	53.50	16
December 31, 2022	61.25	20	53.50	16

As of December 31, 2024, there were no preferred stock dividends in arrears.

13.     Earnings per Common Share

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Year Ended December 31,
Earnings	2024	2023	2022
Net income (loss) available to common shareholders:
Net income (loss)	$742	$729	$433
Less: Preferred stock dividends	41	36	36
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	75	104	(77)
Net income (loss) available to common shareholders	$626	$589	$474
Weighted-average common shares outstanding
Basic	99.2	102.7	100.7
Dilutive Effects:
Warrants(1)	—	3.3	7.2
RSUs	1.1	1.2	0.9
PSUs	0.7	1.1	0.8
Stock Options	0.4	0.5	0.6
Diluted	101.4	108.8	110.2
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share (2)
Basic	$6.31	$5.74	$4.70
Diluted	$6.17	$5.42	$4.30
(1) See the Shareholders' Equity Note to these Consolidated Financial Statements for additional information on warrants settled.
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

The Company's Principal Insurance Subsidiaries are each required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of its respective state of domicile. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the insurance department of an insurance company's state of domicile, the entire amount or a portion of an insurance company's asset balance can be non-admitted based on the specific rules regarding admissibility. For the years ended December 31, 2024, 2023 and 2022, the Principal Insurance Subsidiaries have no prescribed or permitted practices that materially impact total capital and surplus.

Statutory Net income (loss) for the years ended December 31, 2024, 2023 and 2022 and statutory capital and surplus as of December 31, 2024 and 2023 of the Company's Principal Insurance Subsidiaries are as follows:

	Statutory Net Income (Loss)			Statutory Capital and Surplus
	2024	2023	2022	2024	2023
Subsidiary Name (State of Domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$640	$577	$549	$2,033	$1,955
ReliaStar Life Insurance Company ("RLI") (MN)	163	401	418	1,098	1,447

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

The Company's Principal Insurance Subsidiaries domiciled in Connecticut and Minnesota have both created ordinary dividend capacity in 2024. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Principal Insurance Subsidiaries - Dividends and Return of Capital

The following table summarizes dividends permitted to be paid by the Company's Principal Insurance Subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval and dividends and extraordinary distributions paid by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Permitted without Approval		Dividends Paid		Extraordinary Distributions Paid
			Year Ended December 31,		Year Ended December 31,
	2025	2024	2024	2023	2024	2023
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company (CT)	$562	$473	$473	$310	$—	$—
ReliaStar Life Insurance Company (MN)	177	403	402	—	—	747

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

The Company also offers deferred compensation plans for employees, including career agents and certain other individuals who meet the eligibility criteria. The Company’s deferred compensation commitment for employees is recorded on the Consolidated Balance Sheets in Other liabilities and totaled $330 and $302 as of December 31, 2024 and 2023, respectively.

Voya Financial, Inc.'s subsidiaries also provide other postretirement and post-employment benefits to certain employees. These are primarily postretirement healthcare and life insurance benefits to retired employees and other eligible dependents and post-employment/pre-retirement plans provided to employees and former employees. The Company's other postretirement benefit obligation and unfunded status totaled $8 and $9 as of December 31, 2024 and 2023, respectively. Additionally, net periodic benefit for other postretirement benefits totaled $1, $1 and $2 for the years ended December 31, 2024, 2023 and 2022, respectively.

Obligations, Funded Status and Net Periodic Benefit Costs

The Company's Retirement Plan was fully funded in compliance with Employee Retirement Income Security Act ("ERISA") guidelines as of December 31, 2023, which is tested annually subsequent to this filing.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets for the years ended December 31, 2024 and 2023 and the discount rate and interest credit rate used in determining pension benefit obligations as of December 31, 2024 and 2023 as well as the funded status of the Company's Plans as of December 31, 2024 and 2023:

	2024	2023
Change in benefit obligation:
Benefit obligations, January 1	$1,999	$1,943
Service cost	30	24
Interest cost	102	103
Net actuarial (gains) losses (1)	(98)	44
Benefits paid	(121)	(115)
Benefit obligations, December 31(2)	1,912	1,999

Discount rate	5.88%	5.28%
Interest credit rate	3.75%	3.75%

Change in plan assets:
Fair value of plan net assets, January 1	1,831	1,770
Actual return on plan assets	36	149
Employer contributions	28	27
Benefits paid	(122)	(115)
Fair value of plan net assets, December 31(3)	1,773	1,831
Unfunded status at end of year (4)	$(139)	$(168)
(1) Includes actuarial (gain) loss of $(110) and $37 due to change in discount rate for the year ended December 31, 2024 and 2023, respectively. The discount rate increased 0.60% during 2024 driven by an increase in corporate AA yields. The discount rate decreased 0.19% during 2023 driven by a decrease in corporate AA yields.
(2) Includes Retirement Plan benefit obligations of $1,581 and $1,649 as of December 31, 2024 and 2023, respectively, and non-qualified plan benefit obligations of $331 and $350 as of December 31, 2024 and 2023, respectively.
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

The following table summarizes amounts related to the Plans recognized on the Consolidated Balance Sheets as of December 31, 2024 and 2023:

	2024	2023
Amounts recognized in the Consolidated Balance Sheets consist of:(1)
Prepaid benefit cost (2)	$192	$182
Accrued benefit cost (2)	(331)	(350)
Net amount recognized	$(139)	$(168)
(1) Excludes other postretirement benefit obligations of $8 and $9 as of December 31, 2024 and 2023, respectively.
(2) Prepaid benefit cost is included in Other assets on the Consolidated Balance Sheets. Accrued benefit cost is included in Other liabilities on the Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

There were no amounts related to the Plans recognized in AOCI as of December 31, 2024 and 2023.

The following table summarizes information for the Plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of December 31, 2024 and 2023:

	2024	2023
Projected benefit obligation	$331	$350
Accumulated benefit obligation	328	348
Fair value of plan assets	—	—

Components of Net Periodic Benefit Cost

The components of net periodic benefit costs recognized in Operating expenses in the Consolidated Statements of Operations, weighted-average assumptions used in determining net benefit cost of the Plans and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) related to the Plans were as follows for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Net Periodic (Benefit) Costs Recognized in Consolidated Statements of Operations:
Service cost	$30	$24	$28
Interest cost	102	103	72
Expected return on plan assets	(107)	(100)	(108)
(Gain) loss recognized due to curtailment	—	—	—
Net (gain) loss recognition	(26)	(4)	(6)
Net periodic (benefit) costs	$(1)	$23	$(14)

Discount rate	5.28%	5.47%	3.00%
Expected rate of return on plan assets	6.00%	5.82%	4.85%
Interest credit rate	3.75%	3.00%	2.80%

The expected return on plan assets is determined using the fair value of plan assets. The expected rate of return on plan assets is updated at least annually, taking into consideration the Retirement Plan’s asset allocation, historical returns on the types of assets held in the Retirement Plan's portfolio of assets ("the Fund") and the current economic environment. Based on these factors, it is expected that the Fund’s assets will earn an average percentage per year over the long term. This estimation is based on an active return on a compound basis, with a reduction for administrative expenses and non-Voya investment manager fees paid from the Fund. For estimation purposes, it is assumed the long-term asset mix will be consistent with the current mix. Changes in the asset mix could impact the amount of recorded pension income or expense, the funded status of the Plan, and the need for future cash contributions.

Plan Assets

The Retirement Plan is the Company's only defined benefit plan with plan assets in a trust. The primary financial objective of the Retirement Plan is to secure participant retirement benefits. As such, the key objective in the Retirement Plan’s financial management is to promote funded status (i.e., the ratio of market value of assets to liabilities) stability, while maintaining the funded status surplus. The investment strategy for the Fund balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the Fund in an effort to accomplish the Retirement Plan’s funding objectives. Desirable target allocations amongst identified asset classes are set and, within each asset class, careful consideration is given to balancing the portfolio among industry sectors, geographies, interest rate sensitivity, economic growth, currency and other factors affecting investment returns. The assets are managed by professional investment firms. They are bound by mandates and are measured against benchmarks. Consideration is given to balancing security concentration, investment style and reliance on particular active investment strategies, among other factors.

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

The following table summarizes the Company's pension plan’s target allocation range and actual asset allocation by asset category as of December 31, 2024 and 2023:

	Actual Asset Allocation
	2024	2023
Equity securities:
Target allocation range	5%-13%	7%-12%
Large-cap domestic	4.3%	3.7%
Small/Mid-cap domestic	0.9%	0.8%
International commingled funds	2.9%	3.2%
Limited Partnerships	0.1%	0.5%
Total equity securities	8.2%	8.2%
Fixed maturities:
Target allocation range	83%-87%	83%-87%
U.S. Treasuries, short term investments, cash and futures	2.0%	3.0%
U.S. Government agencies and authorities	4.7%	0.3%
U.S. corporate, state and municipalities	66.8%	71.3%
Foreign securities	12.3%	9.8%
Total fixed maturities	85.8%	84.4%
Other investments:
Target allocation range	2%-10%	4%-8%
Hedge funds	2.9%	4.1%
Real estate	3.1%	3.3%
Total other investments	6.0%	7.4%
Total	100.0%	100.0%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets by asset class as of December 31, 2024:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Fixed maturities, short-term investments and cash:
Cash and cash equivalents	$11	$7	$—	$—	$18
Short-term investment fund(1)	—	—	—	19	19
U.S. Government securities	82	—	—	—	82
U.S. corporate, state and municipalities	10	1,102	72	—	1,184
Foreign securities	—	198	20	—	218
Total fixed maturities	103	1,307	92	19	1,521

Equity securities:
Total equity securities(2)	17	77	—	58	152

Other investments:
Total other investments(3)	—	—	—	100	100
Total assets	$120	$1,384	$92	$177	$1,773
(1) This category includes common collective trust funds a short-term investment fund, which invests in a full range of high-quality, short-term money market securities. Participant's redemptions are processed by the following day.
(2)    Equity securities include two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $26 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $26 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Contributions and redemptions are conducted on a monthly basis as of the last business day of each month with notice required. at least six business days before the month-end. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds' maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.
(3) Other investments that use NAV to calculate fair value includes a real estate fund has a balance of $52 and is an actively managed core portfolio of equity real estate, whose performance objective is to outperform the National Council of Real Estate investment Fiduciaries Open-End Diversified Core ("NFI_ODCE") index and to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period. Redemptions of all or a portion of an investor's units may be redeemed as of the end of a calendar quarter with at least 60 days notice. Other investments also includes a limited partnership with a balance of $48 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts. There are significant redemption restrictions in the limited partnership fund.

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
(1) See footnote 1 to previous table.
(2) Equity securities include two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $25 and Silchester has a fund balance of $33. See footnote 2 to previous table for further information.
(3) Other investments that use NAV to calculate fair value includes a real estate fund has a balance of $61 and a limited partnership with a balance of $75. See footnote 3 to previous table for further information.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Expected Future Contributions and Benefit Payments

The following table summarizes the expected benefit payments for the Company's pension plans to be paid for the years indicated:

2025	$135
2026	136
2027	139
2028	143
2029	146
2030-2034	775

The Company expects that it will make a cash contribution of approximately $28 to the Plans in 2025.

Defined Contribution Plans

Certain of the Company’s subsidiaries sponsor defined contribution plans. The largest defined contribution plan is the Voya 401(k) Savings Plan (the "Savings Plan"). The assets of the Savings Plan are held in independently administered funds. Substantially all employees of the Company are eligible to participate, other than the Company’s agents. The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax basis. The Company matches such pretax contributions, up to a maximum of 6% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. These plans do not give rise to balance sheet provisions, other than relating to short-term timing differences included in Other liabilities. The amount of cost recognized for the defined contribution pension plans for the years ended December 31, 2024, 2023 and 2022 was $51, $44 and $36, respectively, and is recorded in Operating expenses in the Consolidated Statements of Operations.

16.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of AOCI as of the dates indicated:

	December 31, 2024	December 31, 2023	December 31, 2022
Fixed maturities, net of impairment	$(2,553)	$(2,370)	$(3,294)
Derivatives(1)	66	64	125
Change in current discount rate	(787)	(890)	(858)
Deferred income tax asset (liability)(2)	810	794	969
Total	(2,464)	(2,402)	(3,058)
Pension and other postretirement benefits liability, net of tax	2	2	3
AOCI	$(2,462)	$(2,400)	$(3,055)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of December 31, 2024, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $10. See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	December 31, 2024
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(208)		$44	$(164)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	26		(5)	21
Change in unrealized gains (losses) on available-for-sale securities	(182)		39	(143)
Derivatives:
Derivatives	18	(1)	(4)	14
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(16)		3	(13)
Change in unrealized gains (losses) on derivatives	2		(1)	1
Change in current discount rate	103		(22)	81
Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	(2)	—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in AOCI	$(78)		$16	$(62)
(1) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(2) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

	December 31, 2023
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$899		$(189)	$710
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	25		(5)	20
Change in unrealized gains (losses) on available-for-sale securities	924		(194)	730
Derivatives:
Derivatives	(43)	(1)	9	(34)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(18)		4	(14)
Change in unrealized gains (losses) on derivatives	(61)		13	(48)
Change in current discount rate	(33)		7	(26)
Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	(2)	—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in AOCI	$829		$(174)	$655
(1) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(2) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2022
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(6,569)		$1,380	$(5,189)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	78		(16)	62
Change in unrealized gains (losses) on available-for-sale securities	(6,491)		1,364	(5,127)
Derivatives:
Derivatives	66	(1)	(14)	52
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(20)		4	(16)
Change in unrealized gains (losses) on derivatives	46		(10)	36
Change in current discount rate	290		(61)	229
Change in AOCI	$(6,155)		$1,293	$(4,862)
(1) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.

17.    Revenue from Contracts with Customers

Financial services and software subscriptions and services revenue is disaggregated by type of service in the following table:

	Year Ended December 31,
	2024	2023	2022
Wealth Solutions
Advisory and R&A	$625	$497	$525
Distribution and shareholder servicing	133	121	116
Investment Management
Advisory, asset management and R&A	1,004	924	826
Distribution and shareholder servicing	153	146	145
Health Solutions
R&A	26	18	17
Software subscriptions and services	206	205	—
Corporate
R&A	3	28	62
Total financial services and software subscriptions and services revenue	2,150	1,939	1,691
Revenue from other sources(1)	386	304	199
Total Fee income and Other revenue	$2,536	$2,243	$1,890

(1) Primarily consists of revenue from insurance contracts and financial instruments.

Net receivables of $361 and $339 are included in Other assets on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

18.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Current tax expense (benefit):
Federal	$1	$2	$(6)
Foreign	9	4	1
State	5	5	(3)
Total current tax expense (benefit)	15	11	(8)
Deferred tax expense (benefit):
Federal	38	(50)	8
State	4	(12)	(5)
Total deferred tax expense (benefit)	42	(62)	3
Total income tax expense (benefit)	$57	$(51)	$(5)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Income (loss) before income taxes	$799	$678	$428
Tax Rate	21.0%	21.0%	21.0%
Income tax expense (benefit) at federal statutory rate	168	142	90
Tax effect of:
Valuation allowance	1	(1)	7
Dividends received deduction	(49)	(38)	(44)
State tax expense (benefit)	8	(6)	(16)
Noncontrolling interest	(16)	(22)	16
Tax credits	(19)	(17)	(63)
Nondeductible expenses	3	6	7
Security Life of Denver Company capital loss carryback (1)	(38)	(92)	—
Non-taxable Voya India gain (1)	—	(10)	—
Other	(1)	(13)	(2)
Income tax expense (benefit)	$57	$(51)	$(5)
Effective tax rate	7.1%	(7.5)%	(1.2)%
(1) See Other Tax Matters section below

Current Income Tax

The Company had a current income tax receivable of $12 as of December 31, 2024 and 2023, which is included in Other assets on the Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities were as follows as of the dates indicated:

	December 31,
	2024	2023
Deferred tax assets
Federal and state loss carryforwards	$1,421	$1,489
Net unrealized investment losses	522	484
Compensation and benefits	161	190
Current discount rate	165	187
Tax credits	154	131
Insurance Reserves	—	9
Investments	47	5
Other assets	175	165
Total gross assets before valuation allowance	2,645	2,660
Less: Valuation allowance	96	95
Assets, net of valuation allowance	2,549	2,565
Deferred tax liabilities
Deferred policy acquisition costs	(324)	(358)
Insurance reserves	(24)	—
Other liabilities	(67)	(47)
Total gross liabilities	(415)	(405)
Net deferred income tax asset (liability)	$2,134	$2,160

The following table sets forth the federal, state and credit carryforwards for tax purposes as of the dates indicated:

	December 31,
	2024		2023
Federal net operating loss carryforward	$6,335	(1)	$6,667
State net operating loss carryforward	2,412	(2)	2,454
Credit carryforward	154	(3)	131
(1) Approximately $3,320 of the net operating losses carryforwards ("NOL") not subject to expiration. $3,015 of the NOLs expire between 2025 and 2037
(2) Approximately $390 of the NOLs not subject to expiration. $2,022 of the NOLs expire between 2025 and 2043
(3) Expires between 2025 and 2044

As a result of the Benefitfocus acquisition in 2023, the Company acquired $62 of federal net operating losses ("NOL"), subject to a section 382 limitation. The Company expects to fully realize these NOLs prior to expiration.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTA") will not be realized. As of December 31, 2024 and 2023, the Company had a total valuation allowance of $96 and $95, respectively. As of December 31, 2024 and 2023, $219 and $218, respectively, of this valuation allowance was allocated to continuing operations and $(123) and $(123) allocated to Other comprehensive income (loss) related to realized and unrealized capital losses, respectively.

Significant judgment is required to evaluate the need for a valuation allowance against DTAs. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of December 31, 2024 and 2023, the Company had net unrealized capital losses of $2.5 billion and $2.3 billion, respectively, in AOCI. The Company expects this DTA to be utilized by its hold-to-maturity tax planning strategy. Additionally, income before income taxes available to the

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Company remained positive for the period. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs in 2024.

The valuation allowance as of December 31, 2024 of $96 was against certain historic state net operating losses and state tax credits that were below more likely than not to be utilized. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of these DTAs.

Other Tax Matters

On January 4, 2021, the Company completed a series of transactions pursuant to a Master Transaction Agreement with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of these transactions, Resolution Life US acquired the Company's wholly owned subsidiary, Security Life of Denver Company ("SLD"). SLD generated capital losses in the 2023 and 2022 tax years, which are included in the tax return for the Company. The Company recorded a $38 and $92 tax benefit in 2024 and 2023, respectively, resulting in a decrease to the effective tax rate.

On August 1, 2023, the Company acquired all remaining equity interest in Voya India. The transaction resulted in a GAAP-to-tax outside basis difference of $45 in 2023. The Company has asserted that its investment in India as of the August 1, 2023 acquisition date is permanently reinvested; therefore, no provision for U.S. federal and state income taxes or foreign withholding taxes was made in the Company’s 2023 consolidated financial statements related to the acquisition. In 2024, the Company made the assumption that future earnings would be distributed and recorded withholding taxes on the 2024 earnings.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits were as follows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$27	$33	$33
Additions (reductions) for tax positions related to current year	—	—	—
Additions (reductions) for tax positions related to prior years	(3)	(6)	—
Balance at end of period	$24	$27	$33

The Company had $1 of unrecognized tax benefits as of December 31, 2024, 2023 and 2022, which would affect the Company's effective rate if recognized.

Interest and Penalties

The Company recognizes interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of gross accrued interest and penalties on the Company's Consolidated Balance Sheets as of December 31, 2024 and 2023 were immaterial. The Company recognized no gross interest (benefit) related to unrecognized tax in its Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company filed amended federal income tax returns for tax years 2012 through 2018 to claim a foreign tax credit instead of utilizing a foreign tax deduction. The Company does not anticipate an adjustment to its claim as filed. The audit of the claim is ongoing.

Tax Legislative Matters

In August 2022, the Inflation Reduction Act was signed into law creating the corporate alternative minimum tax ("CAMT"). In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. While the Company does not expect to be subject to the CAMT for 2024, the Company continues to review the proposed regulations, and its CAMT determination will need to be evaluated in light of future guidance.

19.    Financing Agreements

Short-term Debt

As of December 31, 2024 and 2023, the Company had $399 and $1, respectively, of short-term borrowings outstanding consisting entirely of the current portion of long-term debt.

Long-term Debt

The following table summarizes the carrying value of the Company’s debt issued or borrowed and outstanding as of December 31, 2024 and 2023:

	Issuer	Maturity	2024	2023
3.976% Senior Notes, due 2025(2)(3)	Voya Financial, Inc.	02/15/2025	$399	$390
3.65% Senior Notes, due 2026(2)(3)	Voya Financial, Inc.	06/15/2026	446	446
5.0% Senior Notes, due 2034(2)(3)	Voya Financial, Inc.	09/20/2034	395	—
5.7% Senior Notes, due 2043(2)(3)	Voya Financial, Inc.	07/15/2043	396	396
4.8% Senior Notes, due 2046(2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048(3)(4)	Voya Financial, Inc.	01/23/2048	336	336
7.625% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	2	2
Subtotal			2,502	2,098
Less: Current portion of long-term debt			399	1
Total			$2,103	$2,097
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.
(4) See the Junior Subordinated Notes section below.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

The aggregate amounts of future principal payments of long-term debt issued by the Company at December 31, 2024 for the next five years and thereafter are $401 in 2025, $587 in 2026, $13 in 2027, $0 in 2028, $0 in 2029 and $1,518 thereafter.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The aggregate amounts of future principal payments of long-term debt issued by Voya Financial, Inc. at December 31, 2024 for the next five years and thereafter are $400 in 2025, $447 in 2026, $0 in 2027, $0 in 2028, $0 in 2029 and $1,440 thereafter.

As of December 31, 2024, the Company was in compliance with its debt covenants.

Loss on Debt Extinguishment

The Company did not incur a loss on debt extinguishment for the year ended December 31, 2024. The Company incurred a loss on debt extinguishment of $5 and $3 for the years ended December 31, 2023 and 2022, respectively, which was recorded in Interest expense in the Consolidated Statements of Operations. See Junior Subordinated Notes below for additional detail on debt extinguishment.

Senior Notes

On September 20, 2024, Voya Financial, Inc. issued $400 of unsecured 5.0% Senior Notes due 2034 (the "2034 Notes"). The 2034 Notes are fully, irrevocably, and unconditionally guaranteed by Voya Holdings Inc. Interest is paid semi-annually in arrears on March 20 and September 20 of each year, commencing on March 20, 2025. The offering resulted in aggregate net proceeds to the Company of $397, after deducting commissions and expenses. The Company used the net proceeds for the repayment at maturity of the $400 outstanding principal amount of its 3.976% Senior Notes on February 14, 2025.

Junior Subordinated Notes

Outstanding junior subordinated notes were as follows as of December 31, 2024:

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Aetna Notes

ING Group guarantees the 7.625% Voya Holdings Inc. debentures, due 2026 and the 6.97% Voya Holdings Inc. debentures, due 2036 (collectively, the "Aetna Notes"), which were assumed by Voya Holdings in connection with the Company’s acquisition of Aetna’s life insurance and related businesses in 2000. Concurrent with the completion of the Company’s IPO, the Company entered into a shareholder agreement with ING Group that governs certain aspects of the Company’s continuing relationship. Pursuant to that agreement, the Company was obligated to reduce the aggregate outstanding principal amount of Aetna Notes to no more than zero as of December 31, 2019 or otherwise to make provision for ING Group's guarantee of any outstanding Aetna Notes in excess of such amounts.

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

As of December 31, 2024 and 2023, the outstanding principal amount of the Aetna Notes was $218. As of December 31, 2024 and 2023, the amount of collateral required to avoid the payment of a fee to ING Group was $218. As of December 31, 2024 and 2023, the collateral balance was $227, comprised of a deposit of $215 to a control account with a third-party collateral agent and $12 of letter of credit.

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

As of December 31, 2024, the Company may issue up to $100 principal amount of its 3.976% Senior Notes to the trust under the put option agreement. The put option agreement expired on February 15, 2025.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the years ended 2024, 2023 and 2022 were $1, $1 and $2, respectively.
The following table outlines the Company's credit facilities as of December 31, 2024:

Obligor / Applicant	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity		Utilization		Unused Commitment

Voya Financial, Inc.	Unsecured	Committed	05/01/2028	$500		$—		$500
Voya Financial, Inc.	Unsecured	Committed	04/07/2025	12	(2)	12	(1)	—
Total				$512		$12		$500
(1) Amount utilized as collateral for outstanding Aetna Notes.
(2) In March of 2024, the Company decreased the capacity of its letter of credit, expiring in 2025, from $200 to $12. This reduction was due to the reduced collateral requirements resulting from the maturity of a portion of the Aetna Notes. Additionally, the full capacity was not expected to be utilized through its expiration.

Senior Unsecured Credit Facility

As of December 31, 2024, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires May 1, 2028. The facility provides $500 of committed capacity for revolving loan borrowings and letters of credit issuances, including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25. As of December 31, 2024, there were no amounts outstanding as revolving credit borrowings, no amounts of LOCs outstanding, and no amounts of swingline loans outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $4.998 billion, which may increase upon any future equity issuances by the Company.

20.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2039. The Company also currently has finance leases related to office space and service contracts. Right of use assets and lease liabilities are reflected in Other assets and Other liabilities, respectively on the Consolidated Balance Sheets.

During the years ended December 31, 2024 and 2023, the Company recorded an impairment of $0 and $14, respectively, on its right-of-use assets associated with leased office space, which is included in Operating expenses in the Consolidated Statements of Operations.

The following table presents the lease costs and payments related to operating and finance leases for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Operating lease costs	$26	$22	$21
Finance lease costs	11	9	19
Amortization of the right of use assets(1)	7	5	19
Payments for finance lease liabilities	10	20	21
Payments for operating lease liabilities	28	26	18
(1)Included in the finance lease costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The future net minimum payments under non-cancelable leases are as follows as of December 31, 2024:

	Operating Leases	Finance Leases
2025	$23	$12
2026	20	12
2027	18	12
2028	16	13
2029	12	13
Thereafter	51	27
Total undiscounted lease payments	140	89
Less: Imputed interest	28	15
Total Lease liabilities	$112	$74

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
As of December 31, 2024, the Company had off-balance sheet commitments to acquire mortgage loans of $221 and purchase limited partnerships and private placement investments of $1,617, of which $415 related to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Consolidated Balance Sheets, to be $3 and $1 as of December 31, 2024 and 2023, respectively. The Company has also recorded an asset, which is included in Other assets on the Consolidated Balance Sheets, of $21 and $10 as of December 31, 2024 and 2023, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The fair value of restricted assets were as follows as of December 31, 2024 and 2023:

	2024	2023
Fixed maturity collateral pledged to FHLB(1)	$2,007	$1,956
FHLB restricted stock(2)	65	64
Fixed maturities-state and other deposits	35	37
Cash and cash equivalents	21	25
Securities pledged(3)	1,523	1,160
Total restricted assets	$3,651	$3,242
(1) Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(2) Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $1,083 and $842 as of December 31, 2024 and 2023, respectively. In addition, as of December 31, 2024 and 2023, the Company delivered securities as collateral of $159 and $201, and repurchase agreements of $281 and $117, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston, and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2024 and 2023, the Company had $1,249 and $1,175, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Consolidated Balance Sheets. Assets pledged to the FHLB are reflected in the table above.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

amounts of the reasonably possible range of losses. As of December 31, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

Litigation also includes Ravarino, et al. v. Voya Financial, Inc., et al. (USDC District of Connecticut, No. 3:21-cv-01658)(filed December 14, 2021). In this putative class action, the plaintiffs allege that the named defendants breached their fiduciary duties of prudence and loyalty in the administration of the Voya 401(k) Savings Plan. The plaintiffs claim that the named defendants did not exercise proper prudence in their management of allegedly poorly performing investment options, including proprietary funds, and passed excessive investment-management and other administrative fees for proprietary and non-proprietary funds onto plan participants. The plaintiffs also allege that the defendants engaged in self-dealing through the inclusion of the Voya Stable Value Option into the plan offerings and by setting the "crediting rate" for participants’ investment in the Stable Value Fund artificially low in relation to Voya’s general account investment returns in order to maximize the spread and Voya’s profits at the participants’ expense. The complaint seeks disgorgement of unjust profits as well as costs incurred. On June 13, 2023, the Court issued a ruling granting in part and denying in part Voya's motion to dismiss. The court largely dismissed the claims for breach of fiduciary duty. The remaining claims concern allegations of breaches of the ERISA prohibited transactions rule and a claim for failure to monitor the Voya Small Cap Growth fund. The Company continues to deny the allegations, which it believes are without merit, and intends to defend the case vigorously.

In November 2022, the Company acquired Czech Asset Management, L.P. ("CAM"), pursuant to an agreement that provides for contingent consideration. On March 11, 2024, the Company received from the sellers a demand for arbitration of a claim that the full amount of the contingent consideration had become payable. On January 6, 2025, the Company and the sellers closed on a transaction that transferred CAM to the sellers and resolved the arbitration.

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

As of December 31, 2024, approximately $93 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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
The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $366 and $316 as of December 31, 2024 and 2023, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if Voya remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 4 and 5 CLOs as of December 31, 2024 and 2023, respectively.
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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 13 and 11 partnerships, as of December 31, 2024 and 2023, respectively.

The noncontrolling interest related to these partnerships increased from $1,685 at December 31, 2023 to $1,783 at December 31, 2024. Changes in market value, consolidations, deconsolidations, contributions and distributions related to these investments in partnerships directly impacts the noncontrolling interest component of Shareholders' Equity on the Company's Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by an increase in net contributions and favorable market appreciation in limited partnership investments. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2025 and 2032, paying interest at SOFR, EURIBOR or PRIME plus a spread of up to 8.0%. As of December 31, 2024 and 2023, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $17 and $46, respectively. Corporate loans are moved to non-accrual status when the investment defaults. Less than 1.0% of the collateral assets were in default as of December 31, 2024 and 2023.

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

CLO notes: The CLO notes are backed by a diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on SOFR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 8.8% for the more subordinated tranches. CLO notes mature in 2034 and 2036, and have a weighted average maturity of 11 years as of December 31, 2024. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of December 31, 2024, certain private equity funds maintained revolving lines of credit of $1,308. As of December 31, 2023, certain private equity funds maintained term loans and revolving lines of credit of $1,330. The term loans were fully paid off during the year ended December 31, 2024, and the revolving lines of credit are eligible for renewal every three years; all loans bear interest at EURIBOR/SOFR plus 140 - 240 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of December 31, 2024 and 2023, outstanding borrowings amount to $1,153 and $1,198, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2024:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$113	$—	$—	$—	$113
Corporate loans	—	1,434	—	—	1,434
Limited partnerships/corporations	—	—	—	3,067	3,067
Other investments(1)	—	—	53	—	53
VOEs
Cash and cash equivalents	2	—	—	—	2
Other investments(1)	—	—	—	50	50
Total assets	$115	$1,434	$53	$3,117	$4,719
Liabilities
VIEs
CLO notes	$—	$1,101	$—	$—	$1,101
Total liabilities	$—	$1,101	$—	$—	$1,101
(1) VIEs and VOEs - Other investments are reflected in Assets related to consolidated investment entities - Other assets on the Company's Consolidated Balance Sheets.
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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the years ended December 31, 2024 and 2023, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

The Company had four and two deconsolidations for the years ended December 31, 2024 and 2023, respectively. Because the Company was no longer deemed to be the primary beneficiary of the VIEs, it no longer had a controlling financial interest in

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

the entities. For deconsolidated investment entities, the Company continues to serve as the general partner and/or investment manager until such entities are fully liquidated.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of December 31, 2024 and December 31, 2023, the Company held $466 and $383 ownership interests, respectively, in unconsolidated CLOs, which also represent the Company's maximum exposure to loss.

LPs

As of December 31, 2024 and December 31, 2023, the Company held $1,836 and $1,621 ownership interests, respectively, in unconsolidated limited partnerships, which also represent the Company's maximum exposure to loss.

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

Voya Financial, Inc.
Schedule I

Summary of Investments Other than Investments in Affiliates
As of December 31, 2024
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. Treasuries	$524	$472	$472
U.S. Government agencies and authorities	29	30	30
State, municipalities, and political subdivisions	697	580	580
U.S. corporate public securities	7,938	7,008	7,008
U.S. corporate private securities	5,275	4,983	4,983
Foreign corporate public securities and foreign governments(1)	2,729	2,472	2,472
Foreign corporate private securities(1)	2,693	2,537	2,537
Residential mortgage-backed securities	3,709	3,471	3,471
Commercial mortgage-backed securities	3,677	3,132	3,132
Other asset-backed securities	2,779	2,769	2,769
Total fixed maturities, including securities pledged	30,050	27,454	27,454
Equity securities	246	246	246
Short-term investments	94	94	94
Mortgage loans on real estate	4,699	4,459	4,675
Policy loans	342	342	342
Limited partnerships/corporations	1,836	1,836	1,836
Derivatives	(4)	303	303
Other investments, including securities pledged	74	74	74
Total investments	$37,337	$34,808	$35,024
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Schedule II
Condensed Financial Information of Parent
Balance Sheets
December 31, 2024 and 2023
(In millions, except share and per share data)

	As of December 31,
	2024	2023
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $0 and $6 as of 2024 and 2023, respectively)	$—	$6
Equity securities, at fair value	3	3
Short-term investments	20	13
Limited partnerships/corporations	6	—
Derivatives	14	10
Investments in subsidiaries	5,116	5,250
Total investments	5,159	5,282
Cash and cash equivalents	217	206
Short-term investments under securities loan agreements, including collateral delivered	1	1
Loans to subsidiaries and affiliates	392	293
Due from subsidiaries and affiliates	—	8
Deferred income taxes	819	856
Other assets	6	7
Total assets	$6,594	$6,653

Liabilities:
Payables under securities loan and repurchase agreements, including collateral held	$—	$10
Short-term debt	575	445
Long-term debt	1,871	1,865
Derivatives	22	9
Due to subsidiaries and affiliates	2	—
Other liabilities	119	131
Total liabilities	$2,589	$2,460

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2024 and 2023)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 105,592,281 and 103,584,699 shares issued as of 2024 and 2023, respectively; 95,497,265 and 102,854,569 shares outstanding as of 2024 and 2023, respectively)	1	1
Treasury stock (at cost; 10,095,016 and 730,130 shares as of 2024 and 2023, respectively)	(754)	(56)
Additional paid-in capital	6,266	6,143
Accumulated other comprehensive income (loss)	(2,462)	(2,400)
Retained earnings:
Unappropriated	954	505
Total Voya Financial, Inc. shareholders' equity	4,005	4,193
Total liabilities and shareholders' equity	$6,594	$6,653
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Operations
For the Year Ended December 31, 2024, 2023 and 2022
(In millions)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Net investment income	$36	$38	$12
Net gains (losses)	20	65	(52)
Other revenue	1	27	18
Total revenues	57	130	(22)

Expenses:
Interest expense	130	130	114
Operating expenses	5	35	30
Total expenses	135	165	144
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(78)	(35)	(166)
Income tax expense (benefit)	(18)	(18)	(86)
Net income (loss) before equity in earnings (losses) of subsidiaries	(60)	(17)	(80)
Equity in earnings (losses) of subsidiaries, net of tax	727	642	590
Net income (loss) available to Voya Financial, Inc.	667	625	510
Less: Preferred stock dividends	41	36	36
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$626	$589	$474
The accompanying notes are an integral part of this Condensed Financial Information.

Condensed Financial Information of Parent
Statements of Comprehensive Income
For the Year Ended December 31, 2024, 2023 and 2022
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income (loss) available to Voya Financial, Inc.	$667	$625	$510
Other comprehensive income (loss), after tax	(62)	655	(4,862)
Comprehensive income (loss) attributable to Voya Financial, Inc.	$605	$1,280	$(4,352)
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows
For the Year Ended December 31, 2024, 2023 and 2022
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss) available to Voya Financial, Inc.	$667	$625	$510
Adjustments to reconcile Net income (loss) available to Voya Financial, Inc. to Net cash used in operating activities:
Equity in (earnings) losses of subsidiaries	(727)	(642)	(590)
Dividends from subsidiaries	861	1,057	502
Deferred income tax expense (benefit)	37	54	(35)
Net gains (losses)	(20)	(65)	52
Change in:
Other receivables and asset accruals	1	5	(21)
Due from subsidiaries and affiliates	106	108	46
Other payables and accruals	(12)	—	(10)
Other, net	(2)	(7)	29
Net cash provided/(used) in operating activities	911	1,135	483

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of limited partnerships/corporations	—	53	—
Proceeds from the sale, maturity, disposal or redemption of fixed maturities	6	—	22
Acquisition of:
Fixed maturities	—	—	(16)
Equity securities	—	(3)	—
Short-term investments, net	(7)	(13)	18
Derivatives, net	29	19	(37)
Maturity (issuance) of short-term intercompany loans, net	(99)	(203)	34
Return of capital contribution from subsidiaries	—	—	708
Capital contributions to subsidiaries	(60)	(8)	—
Payments for business acquisitions, net of cash acquired	—	(584)	—
Collateral received (delivered), net	(10)	15	(5)
Other, net	—	(94)	—
Net cash provided/(used) in investing activities	(141)	(818)	724
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows (Continued)
For the Year Ended December 31, 2024, 2023 and 2022
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Financing Activities:
Proceeds from issuance of debt with maturities of more than three months	397	400	—
Repayment of debt with maturities of more than three months	—	(393)	(366)
Net proceeds from (repayments of) short-term loans to subsidiaries	(269)	250	65
Proceeds from issuance of common stock, net	6	—	7
Share-based compensation	(44)	(47)	(40)
Common stock acquired - Share repurchase	(640)	(369)	(750)
Dividends paid on common stock	(168)	(125)	(80)
Dividends paid on preferred stock	(41)	(36)	(36)
Net cash used in financing activities	(759)	(320)	(1,200)
Net increase (decrease) in cash and cash equivalents	11	(3)	7
Cash and cash equivalents, beginning of period	206	209	202
Cash and cash equivalents, end of period	$217	$206	$209

Supplemental cash flow information:
Income taxes paid (received), net	$5	$4	$14
Interest paid	110	111	111
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

The following table summarizes the carrying value of Voya Financial, Inc.'s loans to subsidiaries for the periods indicated:

			As of December 31,
Subsidiaries	Rate	Maturity Date	2024	2023
Voya Institutional Plan Services, LLC	4.50%	01/02/2025	$43	$—
Voya Institutional Plan Services, LLC	5.44%	01/02/2024	—	31
Voya Investment Management, LLC	4.57%	01/30/2025	50	—
Voya Services Company	5.44%	01/02/2024	—	185
Voya Payroll Management, Inc.	5.44%	01/02/2024	—	11
Voya Payroll Management, Inc.	4.50%	01/02/2025	2	—
Voya Holdings Inc.	5.53%	01/18/2024	—	44
Voya Holdings Inc.	5.51%	01/12/2024	—	22
Voya Holdings Inc.	4.57%	01/30/2025	5	—
ReliaStar Life Insurance Company	4.50%	01/02/2025	68	—
Voya Services Company	4.50%	01/02/2025	224	—
Total			$392	$293

Interest income earned on loans to subsidiaries was $24, $18 and $5 for the years ended December 31, 2024, 2023 and 2022, respectively. Interest income is included in Net investment income in the Condensed Statements of Operations.

3.    Financing Agreements

Debt Securities

The following table summarizes Voya Financial, Inc.'s short-term debt borrowings for the periods indicated:

	As of December 31,
	2024	2023
Intercompany financing - Subsidiaries	$176	$445
Current portion of long-term debt	399	—
Total	$575	$445

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

Intercompany financing

Under the reciprocal loan agreements with subsidiaries, interest is charged at the prevailing market interest rate for similar third-party borrowings for securities.

As of December 31, 2024 and 2023, Voya Financial, Inc. was in compliance with its debt covenants. See Financing Agreements Note to the Consolidated Financial Statements for further information regarding long-term debt and the five-year maturities of long-term debt.

Credit Facilities

Voya Financial, Inc. uses credit facilities for contingent liquidity to be used as needed for general business purposes. As of December 31, 2024, unsecured and committed facilities totaled $512. Of the aggregate $512 capacity available, Voya Financial, Inc. utilized $12 in credit facilities outstanding as of December 31, 2024. Total fees associated with credit facilities in 2024, 2023 and 2022 totaled $1, $1 and $2, respectively.

Guarantees

In the normal course of business, Voya Financial, Inc. enters into indemnification agreements with financial institutions that issue surety bonds on behalf of Voya Financial, Inc. or its subsidiaries in connection with litigation matters.

In addition, Voya Financial, Inc. provides guarantees to certain of its subsidiaries to support various business requirements:
•Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13 principal amount of the 8.42% Equitable of Iowa Companies Capital Trust II Notes due 2027, and provides a back-to-back guarantee to ING Group in respect of its guarantee of $218 combined principal amount of Aetna Notes.
•Voya Financial, Inc. and Voya Holdings provide a guarantee of payment of obligations to certain subsidiaries under certain surplus notes held by those subsidiaries.

There were no assets or liabilities recognized by Voya Financial, Inc. as of December 31, 2024 and 2023 in relation to these intercompany indemnifications, guarantees or support agreements. As of December 31, 2024 and 2023, no guarantees existed in which Voya Financial, Inc. was required to currently perform under these arrangements.

4.    Returns of Capital and Dividends

Voya Financial, Inc. received returns of capital and dividends from the following subsidiaries for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Voya Holdings Inc.	$861	$1,057	$1,210
Total	$861	$1,057	$1,210

5.    Income Taxes

As of December 31, 2024 and 2023, Voya Financial, Inc. held deferred tax assets related to loss and credit carryforwards, some of which have not been realized by its subsidiaries but have been reimbursed to the subsidiaries by Voya Financial, Inc. pursuant to the intercompany tax sharing agreement. The total deferred tax assets were primarily comprised of federal net operating loss, state net operating loss and credit carryforwards.

Valuation allowances have been applied to a portion of the state deferred tax assets as of December 31, 2024 and 2023. Character, amount and estimated expiration date of the carryforwards and the related allowances are disclosed in the Income Taxes Note to the Consolidated Financial Statements.

As of December 31, 2024 and 2023, Voya Financial, Inc. has recognized deferred tax assets of $819 and $856, respectively, primarily related to federal net operating loss carryforwards.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2024 and 2023, Voya Financial, Inc. had a current income tax receivable of $4 and $5, respectively.

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

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
As of December 31, 2024 and 2023
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Contract Owner Account Balances	Unearned Premiums(1)
2024
Wealth Solutions	$1,044	$30,090	$—
Health Solutions	234	2,444	—	*
Investment Management	—	—	—
Corporate	870	13,902	—
Total	$2,148	$46,436	$—
2023
Wealth Solutions	$1,064	$31,653	$—
Health Solutions	211	2,268	—	*
Investment Management	—	—	—
Corporate	975	14,813	—
Total	$2,250	$48,734	$—
(1) Represents unearned premiums associated with short-duration products of the Company's accident and health business.
*Less than $1

Supplementary Insurance Information
Years Ended December 31, 2024, 2023 and 2022
(In millions)

Segment	Net Investment Income (1)(2)	Premiums and Fee Income (1)(2)	Interest Credited and Other Benefits to Contract Owners	Amortization of DAC and VOBA	Other Operating Expenses(1)(2)	Premiums Written (Excluding Life)
2024
Wealth Solutions	$1,735	$1,151	$834	$83	$1,261	$—
Health Solutions	145	3,225	2,602	36	951	2,462
Investment Management	20	953	—	—	865	—
Corporate	174	(40)	183	104	5	—
Total	$2,074	$5,289	$3,619	$223	$3,082	$2,462
2023
Wealth Solutions	$1,807	$1,007	$872	$88	$1,242	$—
Health Solutions	135	2,748	1,895	33	903	2,120
Investment Management	26	903	—	—	855	—
Corporate	191	(25)	269	109	96	—
Total	$2,159	$4,633	$3,036	$230	$3,096	$2,120
2022
Wealth Solutions	$2,006	$992	$868	$93	$1,192	$—
Health Solutions	134	2,454	1,680	29	577	1,849
Investment Management	9	745	—	—	689	—
Corporate	132	(26)	(20)	118	84	—
Total	$2,281	$4,165	$2,528	$240	$2,542	$1,849
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

Voya Financial, Inc.
Schedule IV

Reinsurance
Year Ended December 31, 2024, 2023 and 2022
(In millions)

	Gross	Ceded	Assumed	Net	Percentage of Assumed to Net
2024
Life insurance in force	$583,218	$328,594	$4,671	$259,295	1.8%

Premiums:
Life insurance	$1,209	$530	$21	$700	3.0%
Accident and health insurance	2,847	388	—	2,459	—%
Annuity contracts	28	11	—	17	—%
Total premiums	$4,084	$929	$21	$3,176	0.7%

2023
Life insurance in force	$596,806	$346,714	$4,963	$255,055	1.9%

Premiums:
Life insurance	$1,188	$571	$25	$642	3.9%
Accident and health insurance	2,359	323	—	2,036	—%
Annuity contracts	52	14	1	39	2.6%
Total premiums	$3,599	$908	$26	$2,717	1.0%

2022
Life insurance in force	$610,227	$368,598	$5,644	$247,273	2.3%

Premiums:
Life insurance	$1,198	$589	$24	$633	3.8%
Accident and health insurance	2,018	255	—	1,763	—%
Annuity contracts	41	15	1	27	3.7%
Total premiums	$3,257	$859	$25	$2,423	1.0%

Voya Financial, Inc.
Schedule V

Valuation and Qualifying Accounts
Year Ended December 31, 2024, 2023 and 2022
(In millions)

	Balance at January 1,	Charged to Costs and Expenses	Write-offs/ Payments/ Other	Balance at December 31,
2024
Valuation allowance on deferred tax assets(1)	$95	$1	$—	$96
Allowance for credit losses on mortgage loans on real estate(2)	26	1	(3)	24
Allowance for credit losses on available-for-sale fixed maturity securities(2)	17	22	(1)	38
Allowance for credit losses on reinsurance recoverable	28	(12)	—	16
Allowance for credit losses on deposit asset	1	—	—	1
2023
Valuation allowance on deferred tax assets(1)	$70	$(1)	$26	$95
Allowance for credit losses on mortgage loans on real estate(2)	18	11	(3)	26
Allowance for credit losses on available-for-sale fixed maturity securities(2)	12	10	(5)	17
Allowance for credit losses on reinsurance recoverable	32	(4)	—	28
Allowance for credit losses on deposit asset	1	—	—	1
2022
Valuation allowance on deferred tax assets(1)	$63	$7	$—	$70
Allowance for credit losses on mortgage loans on real estate(2)	15	3	—	18
Allowance for credit losses on available-for-sale fixed maturity securities(2)	58	11	(57)	12
Allowance for credit losses on reinsurance recoverable	24	8	—	32
Allowance for credit losses on deposit asset	—	1	—	1
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

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:
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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 pertaining to financial reporting in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, Voya Financial, Inc. has maintained effective internal control over financial reporting as of December 31, 2024.

Attestation Report of the Company's Registered Public Accounting Firm

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued their attestation report on management's internal control over financial reporting which is set forth below.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Voya Financial, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Voya Financial, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Voya Financial, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Antonio, Texas
February 21, 2025

Item 9B. Other Information

During the three months ended December 31, 2024, none of the Company's directors and officers (as defined in Rule 16a-1(f)) adopted or terminated any trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 contained an immaterial clerical error with regard to the number of shares covered by Trevor Ogle’s Rule 10b5-1 trading plan which was adopted on September 16, 2024, under which trading continues through November 6, 2025. The trading plan provides for the sale of up to 19,714 shares of common stock pursuant to the terms of the plan.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2024, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

(shares in millions)	2024 Omnibus Plan(2)		2019 Omnibus Plan(2)
Authorized for issuance	7.2		7.7
Issued and reserved for issuance of outstanding:
RSUs	—	*	4.4
PSU awards (1)	—		3.3
Shares available for issuance	7.2		—
*less than 0.1
(1) PSUs awarded under the Omnibus Plans entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions.
(2 The Company previously offered equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plans"). On May 23, 2024, the Company's shareholders approved the Voya Financial, Inc. 2024 Omnibus Incentive Plan (the "2024 Omnibus Plan"), which is a successor to the Omnibus Plans, and no further grants shall be made pursuant to the Omnibus Plans. The 2024 Omnibus Plan provides for 8,000,000 shares of common stock to be initially available for issuance as equity-based compensation awards, less one share for every one share granted under the Omnibus Plans after December 31, 2023 and prior to the effective date of the 2024 Omnibus Plan. If an award under the Omnibus Plans is forfeited, expired, terminated or otherwise lapses, the shares of Company common stock underlying that award will become available for issuance. Shares withheld by the Company to pay employee taxes for tax liabilities arising from awards other than stock options after December 31, 2023 are also available for reissuance. Shares which are withheld by or tendered to the Company to pay the exercise price of stock options (or are repurchased from an option holder by the Company with proceeds from the exercise of stock options) are not available for reissuance.

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference to the definitive Proxy Statement relating to the Company's 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

4.04
Fourth Supplemental Indenture, dated as of March 17, 2015, among Voya Financial, Inc., Voya Holdings Inc., and U.S. Bank National Association (the predecessor to U.S. Bank Trust Company, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897 filed on May 4, 2023)

4.05
Fifth Supplemental Indenture, dated as of June 13, 2016, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on June 14, 2016)

4.06
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

4.08
Junior Subordinated Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 23, 2013)

4.09
Second Supplemental Indenture, dated as of January 23, 2018, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on January 23, 2018)

4.10	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2020)

Exhibit No.	Description of Exhibit
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
10.14
Amendment No. 1 to Coinsurance Agreement, effective March 1, 2007 between ING Life Insurance and Annuity Company (F/K/A Aetna Life Insurance and Annuity Company) and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.15
Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.16
Tax Sharing Agreement by and between ING America Insurance Holdings, Inc. and various subsidiaries with respect to federal taxes (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.17
Tax Sharing Agreement by and between ING America Insurance Holdings, Inc. and various subsidiaries with respect to state taxes (incorporated by reference to Exhibit 10.31 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.18
Equity Administration Agreement between ING U.S., Inc. and ING Groep N.V. dated as of May 7, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.19
Master Claim Agreement, dated April 17, 2012, between ING Groep N.V., ING America Insurance Holdings, Inc. and ING Insurance Eurasia N.V. (incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.20
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 5, 2013)

10.21+
Amended and Restated Voya Retirement Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 22, 2019)

10.22+
Voya Deferred Compensation Savings Plan, Amended and Restated Effective as of January 1, 2020 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2020)

10.23+*	Form of Voya Financial, Inc. Severance Plan for Senior Managers
10.24+
Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)

10.25+
Form of Award Agreement under the Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2020)

10.26+	Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 9, 2019)
10.27**
Master Agreement for Outsourced Services between Voya Services Company and Cognizant Worldwide Limited dated as of July 31, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 1, 2017)

10.28
Amended and Restated Limited Liability Company Agreement of VIM Holdings LLC dated as of July 25, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed August 4, 2022)

10.29+	Offer Letter to Heather Lavallee, dated December 21, 2022 (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 24, 2023)
10.30+
Amended and Restated Employment Agreement of Rodney O. Martin, Jr. dated as of July 6, 2022 (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 24, 2023)

10.31+
Form of Executive Chairman 2023 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 4, 2023)

10.32+
Form of Executive Officer 2023 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 4, 2023)

Exhibit No.	Description of Exhibit
10.33+
Form of 2024 Executive Officer Award Agreement pursuant to the Voya Financial 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 6, 2024)

10.34+
Form of 2024 Award Agreement pursuant to the Voya Financial 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 6, 2024)

10.35+
Form of 2024 Chairman Award Agreement pursuant to the Voya Financial 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 6, 2024)

10.36+	Voya Financial, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file No. 001-35897) filed on August 1, 2024)
10.37+*	Strategic Advisor Agreement between Voya Financial, Inc. and Donald Templin, dated February 20, 2025
19.1*	Voya Financial Personal Trading Policy
21.1*	List of Subsidiaries of Voya Financial, Inc.
23.1*	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Heather H. Lavallee, Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Michael R. Katz, Chief Financial Officer
32.1*	Section 1350 Certification of Heather H. Lavallee, Chief Executive Officer
32.2*	Section 1350 Certification of Michael R. Katz, Chief Financial Officer
97*	Voya Financial Compensation Recoupment Policy
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

February 21, 2025			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature below constitutes and appoints Heather H. Lavallee, Michael R. Katz, and My Chi To as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures		Title	Date

By:	/s/	Heather H. Lavallee	Director and Chief Executive Officer (Principal Executive Officer)	February 21, 2025
Heather H. Lavallee

By:	/s/	Lynne Biggar	Director	February 21, 2025
Lynne Biggar

By:	/s/	Stephen Bowman	Director	February 21, 2025
Stephen Bowman

By:	/s/	Yvette Butler	Director	February 21, 2025
Yvette Butler

By:	/s/	Jane P. Chwick	Director	February 21, 2025
Jane P. Chwick

By:	/s/	Kathleen DeRose	Director	February 21, 2025
Kathleen DeRose

By:	/s/	Hikmet Ersek	Director	February 21, 2025
Hikmet Ersek

By:	/s/	Ruth Ann M. Gillis	Director	February 21, 2025
Ruth Ann M. Gillis

By:	/s/	Robert Leary	Director	February 21, 2025
Robert Leary

By:	/s/	Aylwin Lewis	Director	February 21, 2025
Aylwin Lewis

By:	/s/	William Mullaney	Director	February 21, 2025
William Mullaney

By:	/s/	Joseph V. Tripodi	Director	February 21, 2025
Joseph V. Tripodi

By:	/s/	Michael R. Katz	Chief Financial Officer (Principal Financial Officer)	February 21, 2025
Michael R. Katz

By:	/s/	Tony D. Oh	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 21, 2025
Tony D. Oh

