Form 10-Q
period 2025-03-31
Voya Financial, Inc.
filed 2025-05-08
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to

Commission File Number: 001-35897

Voya Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1222820
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Park Avenue	New York, New York	10166	(212) 309-8200
(Address of principal executive offices)		(Zip Code)	(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	VOYA	New York Stock Exchange
Depositary Shares, each representing a 1/40th	VOYAPrB	New York Stock Exchange
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 2, 2025, 96,293,937 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended March 31, 2025

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market risks, including general economic conditions, interest rates, inflation, tariffs imposed or threatened by the U.S. or foreign governments and our ability to manage such risks; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through dividends from our subsidiaries or lending programs; (iii) strategic and business risks, including our ability to maintain market share, achieve desired results from our acquisitions and dispositions, or otherwise manage our third-party relationships; (iv) investment risks, including the ability to achieve desired returns and liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; and (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties" in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
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

PART I.    FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $28,079 and $26,536 as of 2025 and 2024, respectively; net of allowance for credit losses of $18 and $38 as of 2025 and 2024, respectively)	$25,978	$24,089
Fixed maturities, at fair value using the fair value option	1,854	1,849
Equity securities, at fair value	209	246
Short-term investments	149	94
Mortgage loans on real estate (net of allowance for credit losses of $29 and $24 as of 2025 and 2024, respectively)	5,585	4,675
Policy loans	336	342
Limited partnerships/corporations	1,881	1,836
Derivatives	249	303
Other investments	69	67
Securities pledged (amortized cost of $1,502 and $1,665 as of 2025 and 2024, respectively)	1,393	1,523
Total investments	37,703	35,024
Cash and cash equivalents	868	1,399
Short-term investments under securities loan agreements, including collateral delivered	1,030	1,042
Accrued investment income	429	396
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $17 and $16 as of 2025 and 2024, respectively)	11,144	11,284
Deferred policy acquisition costs ("DAC") and Value of business acquired ("VOBA")	2,505	2,148
Deferred income taxes	2,032	2,134
Goodwill	804	748
Other intangibles, net	854	832
Other assets (net of allowance for credit losses of $1 as of 2025 and 2024)	3,276	2,312
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	2,923	3,067
Cash and cash equivalents	142	115
Corporate loans, at fair value using the fair value option	1,066	1,434
Other assets	226	278
Assets held in separate accounts	98,948	101,676
Total assets	$163,950	$163,889

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
Liabilities:
Future policy benefits	$9,214	$9,332
Contract owner account balances	40,549	37,104
Payables under securities loan and repurchase agreements, including collateral held	1,486	1,309
Short-term debt	1	399
Long-term debt	2,103	2,103
Derivatives	286	332
Other liabilities	2,762	2,886
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,028	1,101
Other liabilities	1,212	1,640
Liabilities related to separate accounts	98,948	101,676
Total liabilities	$157,589	$157,882

Commitments and Contingencies (Note 18)

Mezzanine equity:
Redeemable noncontrolling interest	$214	$219

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2025 and 2024)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 106,813,254 and 105,592,281 shares issued as of 2025 and 2024, respectively; 96,257,262 and 95,497,265 shares outstanding as of 2025 and 2024, respectively)	1	1
Treasury stock (at cost; 10,555,992 and 10,095,016 shares as of 2025 and 2024, respectively)	(788)	(754)
Additional paid-in capital	6,299	6,266
Accumulated other comprehensive income (loss)	(2,181)	(2,462)
Retained earnings:
Unappropriated	1,052	954
Total Voya Financial, Inc. shareholders' equity	4,383	4,005
Noncontrolling interest	1,764	1,783
Total shareholders' equity	6,147	5,788
Total liabilities, mezzanine equity and shareholders' equity	$163,950	$163,889

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Net investment income	$560	$529
Fee income	570	513
Premiums	737	800
Net gains (losses)	(34)	43
Other revenue	104	88
Income related to CIEs:
Net investment income	32	78
Total revenues	1,969	2,051
Benefits and expenses:
Policyholder benefits	579	605
Interest credited to contract owner account balances	256	246
Operating expenses	824	799
Net amortization of DAC and VOBA	62	56
Interest expense	32	30
Operating expenses related to CIEs:
Interest expense	35	27
Other expense	8	1
Total benefits and expenses	1,796	1,764
Income before income taxes	173	287
Income tax expense (benefit)	22	(1)
Net income	151	288
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(5)	37
Net income available to Voya Financial, Inc.	156	251
Less: Preferred stock dividends	17	17
Net income available to Voya Financial, Inc.'s common shareholders	$139	$234

Net income available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$1.45	$2.29
Diluted	$1.42	$2.24

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net income	$151	$288
Other comprehensive income (loss), before tax:
Change in current discount rate	12	38
Unrealized gains (losses) on investments	344	(125)
Other comprehensive income (loss), before tax	356	(87)
Income tax expense (benefit) related to items of other comprehensive income (loss)	75	(18)
Other comprehensive income (loss), after tax	281	(69)
Comprehensive income	432	219
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(5)	37
Comprehensive income attributable to Voya Financial, Inc.	$437	$182

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2025 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2025	$1	$(754)	$6,266	$(2,462)	$954	$4,005	$1,783	$5,788	$219
Comprehensive income (loss):
Net income (loss)	—	—	—	—	156	156	(15)	141	10
Other comprehensive income, after tax	—	—	—	281	—	281	—	281	—
Total comprehensive income (loss)						437	(15)	422	10
Common stock issuance	—	—	3	—	—	3	—	3	—
Dividends on preferred stock	—	—	—	—	(17)	(17)	—	(17)	—
Dividends on common stock	—	—	—	—	(43)	(43)	—	(43)	—
Share-based compensation	—	(34)	30	—	—	(4)	—	(4)	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	2	2	(4)	(2)	(15)
Balance as of March 31, 2025	$1	$(788)	$6,299	$(2,181)	$1,052	$4,383	$1,764	$6,147	$214

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2024 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2024	$1	$(56)	$6,143	$(2,400)	$505	$4,193	$1,685	$5,878	$175
Comprehensive income (loss):
Net income	—	—	—	—	251	251	30	281	7
Other comprehensive income (loss), after tax	—	—	—	(69)	—	(69)	—	(69)	—
Total comprehensive income (loss)						182	30	212	7
Common stock issuance	—	—	3	—	—	3	—	3	—
Common stock acquired - Share repurchase	—	(172)	—	—	—	(172)	—	(172)	—
Dividends on preferred stock	—	—	—	—	(17)	(17)	—	(17)	—
Dividends on common stock	—	—	—	—	(41)	(41)	—	(41)	—
Share-based compensation	—	(35)	41	—	(1)	5	—	5	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	(171)	(171)	(8)
Balance as of March 31, 2024	$1	$(263)	$6,187	$(2,469)	$697	$4,153	$1,544	$5,697	$174

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(179)	$231
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,477	1,262
Equity securities	48	26
Mortgage loans on real estate	135	206
Limited partnerships/corporations	51	38
Acquisition of:
Fixed maturities	(2,401)	(504)
Equity securities	(9)	(3)
Mortgage loans on real estate	(257)	(107)
Limited partnerships/corporations	(75)	(125)
Short-term investments, net	(3)	36
Derivatives, net	(55)	58
Sales from CIEs	372	307
Purchases within CIEs	(462)	(267)
Collateral received (delivered), net	185	102
Receipts on deposit asset contracts	33	69
Cash and cash equivalents acquired from business acquisitions, net of cash paid (1)	224	—
Other, net	(18)	(16)
Net cash provided by (used in) investing activities	245	1,082
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,060	825
Maturities and withdrawals from investment contracts	(1,515)	(1,677)
Repayments of long-term debt, including current maturities	(400)	—
Borrowings of CIEs	208	73
Repayments of borrowings of CIEs	(294)	(52)
Contributions from (distributions to) participants in CIEs, net	486	(150)
Proceeds from issuance of common stock, net	3	3
Common stock acquired - Share repurchase	—	(172)
Dividends paid on preferred stock	(17)	(17)
Dividends paid on common stock	(43)	(41)
Other, net	(58)	(47)
Net cash provided by (used in) financing activities	(570)	(1,255)
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	(504)	58
Cash and cash equivalents, including cash in CIEs, beginning of period	1,514	1,118
Cash and cash equivalents, including cash in CIEs, end of period	$1,010	$1,176
(1) Includes $274 of cash equivalents received in 2025 as part of the OneAmerica acquisition.
	March 31, 2025	December 31, 2024
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents	$868	$1,399
Cash and cash equivalents in CIEs	142	115
Total cash and cash equivalents, including cash in CIEs	$1,010	$1,514

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

On January 2, 2025, the Company acquired the full-service retirement plan business of OneAmerica Financial. This acquisition was accomplished through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to the Company's full-service business in Wealth Solutions, including incremental assets in emerging and mid-market segments, employee stock ownership plan capabilities and opportunities for distribution partnerships. The purchase consideration at closing included approximately $50 in cash paid, and contingent consideration of up to $160 payable in 2026, based on plan persistency and transition incentives.

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

The accompanying Condensed Consolidated Financial Statements are unaudited and reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Adoption of New Pronouncements

Profits Interest and Similar Awards

In March 2024, the FASB issued ASU 2024-01, "Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards" ("ASU 2024-01"), which clarifies the accounting for profit interests.

ASU 2024-01 is effective for annual periods beginning after December 15, 2024 and interim periods within those annual periods with early adoption permitted. The Company adopted ASU 2024-01 as of January 1, 2025 on a prospective basis. The adoption did not have an impact on the Company's financial condition, results of operations, or cash flows, as existing accounting policies are consistent with ASU 2024-01 requirements.

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

The amendments are effective for annual periods beginning after December 15, 2024 and should be applied prospectively, with retrospective application permitted. Early adoption is also permitted. The Company is in the process of finalizing the disclosures that will be required by the adoption of the provisions of ASU 2023-09 and will adopt these amendments for annual disclosures in the Annual Report on Form 10-K for the year ending December 31, 2025.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires the following disclosures:
•Disclose the amounts of (a) employee compensation; (b) depreciation; and (c) intangible asset amortization included in each relevant expense caption;
•Include certain amounts that are already required to be disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements;
•Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and
•Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2025:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$511	$2	$38	$—	$—	$475
U.S. Government agencies and authorities	30	1	—	—	—	31
State, municipalities and political subdivisions	635	—	102	—	—	533
U.S. corporate public securities	8,313	138	989	—	—	7,462
U.S. corporate private securities	5,672	56	279	—	1	5,448
Foreign corporate public securities and foreign governments(1)	2,846	38	261	—	2	2,621
Foreign corporate private securities(1)	2,887	31	121	—	9	2,788
Residential mortgage-backed securities	3,942	32	224	—	—	3,750
Commercial mortgage-backed securities	3,578	4	467	—	—	3,115
Other asset-backed securities	3,021	30	43	—	6	3,002
Total fixed maturities, including securities pledged	31,435	332	2,524	—	18	29,225
Less: Securities pledged	1,502	—	109	—	—	1,393
Total fixed maturities(3)	$29,933	$332	$2,415	$—	$18	$27,832
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Includes fixed maturities of approximately $1.4 billion acquired in the first quarter of 2025 related to the acquisition of OneAmerica Financial's full-service retirement plan business.

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

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2025, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$625	$620
After one year through five years	4,294	4,209
After five years through ten years	3,814	3,723
After ten years	12,161	10,806
Mortgage-backed securities	7,520	6,865
Other asset-backed securities	3,021	3,002
Fixed maturities, including securities pledged	$31,435	$29,225

As of March 31, 2025 and December 31, 2024, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholders' equity.

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

The following table presents Securities pledged as of the dates indicated:

	March 31, 2025	December 31, 2024
Securities pledged/obligations under repurchase agreements(1)	$482	$281
Securities loaned to lending agent(2)	755	1,083
Securities pledged as collateral(2)(3)	156	159
Total	$1,393	$1,523
(1) Comprised of other asset-backed securities and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.
(2) Included in Securities pledged on the Condensed Consolidated Balance Sheets.
(3) See Collateral within the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for more information.

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	March 31, 2025	December 31, 2024
U.S. Treasuries	$31	$22
U.S. corporate public securities	417	601
Short-term investments	13	241
Foreign corporate public securities and foreign governments	321	258
Total(1)	$782	$1,122
(1) As of March 31, 2025 and December 31, 2024, liabilities to return cash collateral were $757 and $736, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following tables presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the periods presented:

	Three Months Ended March 31, 2025
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$6	$17	$2	$9	$4	$38
Credit losses on securities for which credit losses were not previously recorded	1	—	—	—	2	3
Reductions for securities sold during the period	(6)	(17)	—	—	—	(23)
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—	—
Balance as of March 31	$1	$—	$2	$9	$6	$18

	Year Ended December 31, 2024
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$9	$3	$2	$3	$17
Credit losses on securities for which credit losses were not previously recorded	6	9	—	8	1	24
Reductions for securities sold during the period	—	—	(1)	—	—	(1)
Increase (decrease) on securities with allowance recorded in previous period	—	(1)	—	(1)	—	(2)
Balance as of December 31	$6	$17	$2	$9	$4	$38

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of March 31, 2025
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$254	$11	$138	$27	$392	$38
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	4	—	515	102	519	102
U.S. corporate public securities	876	45	4,258	944	5,134	989
U.S. corporate private securities	412	5	2,951	274	3,363	279
Foreign corporate public securities and foreign governments	525	12	1,282	249	1,807	261
Foreign corporate private securities	521	5	1,457	116	1,978	121
Residential mortgage-backed	257	4	1,228	220	1,485	224
Commercial mortgage-backed	90	—	2,639	467	2,729	467
Other asset-backed	584	6	305	37	889	43
Total	$3,523	$88	$14,773	$2,436	$18,296	$2,524

	As of December 31, 2024
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$304	$20	$133	$32	$437	$52
U.S. Government agencies and authorities	14	—	—	—	14	—
State, municipalities and political subdivisions	7	—	562	117	569	117
U.S. corporate public securities	818	35	4,215	1,019	5,033	1,054
U.S. corporate private securities	546	13	2,845	316	3,391	329
Foreign corporate public securities and foreign governments	450	17	1,285	270	1,735	287
Foreign corporate private securities	490	12	1,468	157	1,958	169
Residential mortgage-backed	311	8	1,210	253	1,521	261
Commercial mortgage-backed	24	—	2,751	532	2,775	532
Other asset-backed	93	2	315	43	408	45
Total	$3,057	$107	$14,784	$2,739	$17,841	$2,846

As of March 31, 2025, the average duration of the Company's fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of March 31, 2025 and December 31, 2024, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired. Intent impairments were $19 for the three months ended March 31, 2025. There were no intent impairments for the three months ended March 31, 2024.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three months ended March 31, 2025 and 2024, the Company had no material debt modifications that require such disclosure.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of March 31, 2025 and December 31, 2024, respectively.

	As of March 31, 2025
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2025	$76	$155	$24	$—	$—	$255
2024	136	149	15	—	—	300
2023	95	209	41	—	—	345
2022	271	297	97	—	—	665
2021	247	217	84	—	—	548
Prior	3,249	234	—	—	18	3,501
Total(1)	$4,074	$1,261	$261	$—	$18	$5,614
(1) Includes mortgage loans of approximately $0.8 billion acquired in the first quarter of 2025 related to the acquisition of OneAmerica Financial's full-service retirement plan business.

	As of December 31, 2024
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% -70%	>70% - 80%	>80% and above	Total
2024	$138	$131	$15	$—	$—	$284
2023	96	221	40	—	—	357
2022	239	282	95	—	—	616
2021	240	184	95	—	—	519
2020	184	71	—	—	—	255
Prior	2,500	148	2	—	18	2,668
Total	$3,397	$1,037	$247	$—	$18	$4,699

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of March 31, 2025 and December 31, 2024, respectively.

	As of March 31, 2025
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2025	$115	$82	$58	$—	$255
2024	187	92	21	—	300
2023	102	179	49	15	345
2022	345	101	78	141	665
2021	299	30	97	122	548
Prior	2,652	341	401	107	3,501
Total	$3,700	$825	$704	$385	$5,614
(1) No commercial mortgage loans were secured by land or construction loans.

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
(1) No commercial mortgage loans were secured by land or construction loans.

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of March 31, 2025 and December 31, 2024, respectively.

	As of March 31, 2025
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2025	$16	$34	$107	$4	$3	$62	$3	$11	$15	$255
2024	58	80	49	57	20	17	8	3	8	300
2023	33	85	17	101	39	38	3	26	3	345
2022	153	120	53	94	107	107	4	7	20	665
2021	102	55	114	93	111	52	11	10	—	548
Prior	879	859	675	258	239	271	63	171	86	3,501
Total	$1,241	$1,233	$1,015	$607	$519	$547	$92	$228	$132	$5,614

	As of December 31, 2024
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2024	$58	$80	$41	$57	$20	$9	$7	$3	$9	$284
2023	49	85	12	101	39	39	3	26	3	357
2022	140	122	49	98	89	92	5	1	20	616
2021	95	51	113	93	96	47	9	15	—	519
2020	61	118	17	10	12	15	—	7	15	255
Prior	707	632	619	176	211	134	51	109	29	2,668
Total	$1,110	$1,088	$851	$535	$467	$336	$75	$161	$76	$4,699

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of March 31, 2025 and December 31, 2024, respectively.

	As of March 31, 2025
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2025	$71	$165	$19	$—	$—	$—	$—	$255
2024	73	155	57	15	—	—	—	300
2023	124	161	13	15	32	—	—	345
2022	112	271	228	35	10	9	—	665
2021	47	145	223	115	—	9	9	548
Prior	929	858	901	549	66	153	45	3,501
Total	$1,356	$1,755	$1,441	$729	$108	$171	$54	$5,614

	As of December 31, 2024
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$58	$154	$57	$15	$—	$—	$—	$284
2023	124	172	13	16	32	—	—	357
2022	79	261	222	35	10	9	—	616
2021	35	128	218	111	—	18	9	519
2020	55	48	56	96	—	—	—	255
Prior	610	713	640	437	67	155	46	2,668
Total	$961	$1,476	$1,206	$710	$109	$182	$55	$4,699

The following table summarizes activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2025	December 31, 2024
Allowance for credit losses, beginning of period	$24	$26
Credit losses on mortgage loans for which credit losses were not previously recorded	6	1
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	2	—
Provision for expected credit losses	32	27
Write-offs	(3)	(3)
Allowance for credit losses, end of period	$29	$24

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	March 31, 2025	December 31, 2024
Current	$5,598	$4,673
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	16	26
Total	$5,614	$4,699

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments or when a loan has matured without being paid off or extended. As of March 31, 2025 and December 31, 2024, the Company had $16 and $26, respectively, of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the three months ended March 31, 2025 and the year ended December 31, 2024 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Fixed maturities	$465	$416
Equity securities	3	5
Mortgage loans on real estate	67	61
Policy loans	5	6
Short-term investments and cash equivalents	10	10
Limited partnerships and other	32	48
Gross investment income	582	546
Less: Investment expenses	22	17
Net investment income	$560	$529

As of March 31, 2025 and December 31, 2024, the Company had $2 and $18, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Fixed maturities, available-for-sale, including securities pledged	$1	$(20)
Fixed maturities, at fair value option	20	(81)
Equity securities, at fair value	1	3
Derivatives	(53)	136
Embedded derivatives within fixed maturities	4	(1)
Other derivatives	—	1
Standalone derivatives	1	1
Managed custody guarantees	(1)	1
Stabilizer	4	—
Mortgage loans	(6)	1
Other investments	(5)	2
Net gains (losses)	$(34)	$43

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Proceeds on sales	$1,410	$829
Gross gains	17	11
Gross losses	35	27

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. The Company uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships. The Company may also use futures contracts as a hedge against an increase in certain equity indices.

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of March 31, 2025 and December 31, 2024.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2025			December 31, 2024
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges(2):
Interest rate contracts(3)	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	99	—	5	106	6	—
Cash flow hedges:
Interest rate contracts	12	—	—	11	—	—
Foreign exchange contracts	568	32	5	623	46	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	14,448	208	271	14,633	246	313
Foreign exchange contracts	208	8	1	203	3	6
Equity contracts	273	1	3	286	2	9
Credit contracts	93	—	1	97	—	2
Embedded derivatives and Managed custody guarantees ("MCGs"):
Within fixed maturity investments(4)	N/A	—	—	N/A	—	4
Within reinsurance agreements(5)	N/A	62	42	N/A	55	41
MCGs(6)	N/A	—	5	N/A	—	4
Stabilizer(6)	N/A	—	11	N/A	—	15
Total		$311	$344		$358	$396
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Condensed Consolidated Balance Sheets.
(2) Total carrying amount of hedged assets and liabilities was $311 and $307 as of March 31, 2025 and December 31, 2024, respectively.
(3) Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets and liabilities was $(4) and $(8) as of March 31, 2025 and December 31, 2024, respectively, of which includes $2 and $2, respectively, of hedging adjustments on discontinued hedging relationships.
(4) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(5) Included in Other liabilities, Other assets and Premium receivable and reinsurance recoverable on the Condensed Consolidated Balance Sheets.
(6) Included in Contract owner account balances on the Condensed Consolidated Balance Sheets.
N/A - Not applicable

See the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Condensed Consolidated Financial Statements for additional information on derivative asset and liability fair values.

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized	Counterparty Netting(1)	Cash Collateral Netting(1)	Securities Collateral Netting(1)	Net Receivables/ Payables
March 31, 2025
Derivative assets	$249	$(212)	$(26)	$(2)	$9
Derivative liabilities	286	(212)	(73)	(1)	—
December 31, 2024
Derivative assets	303	(261)	(34)	(3)	5
Derivative liabilities	332	(261)	(58)	(6)	7
(1) Represents the netting of receivable with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

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

As of March 31, 2025, the Company held $14 and pledged $65 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2024, the Company held $33 and pledged $56 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2025, the Company delivered $156 of securities and held $2 of securities as collateral. As of December 31, 2024, the Company delivered $159 of securities and held $4 of securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows for the periods indicated:

	2025		2024
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended March 31,
Amount of Gain (Loss) Recognized in Other Comprehensive Income(1)	$—	$(16)	$—	$8
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	2	—	3
(1) See the Accumulated Other Comprehensive Income (Loss) Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting were as follows for the periods indicated:

	2025		2024
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended March 31,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$560	$(34)	$529	$43
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	4	—	(2)
Derivatives designated as hedging instruments(1)	—	(4)	—	3
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	—	3	—
(1) The change in derivative instruments designated and qualifying as fair value hedges of $0 and $1 were excluded from the assessment of hedge effectiveness and recognized currently in earnings for the three months ended March 31, 2025 and March 31, 2024, respectively.

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended March 31,
		2025	2024
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$(47)	$126
Foreign exchange contracts	Net gains (losses)	5	(2)
Equity contracts	Net gains (losses)	(7)	10
Credit contracts	Net gains (losses)	—	(1)
Embedded derivatives and MCGs:
Within fixed maturity investments	Net gains (losses)	4	(1)
Within reinsurance agreements(1)	(2)	5	—
MCGs	Net gains (losses)	(1)	1
Stabilizer	Net gains (losses)	4	—
Total		$(37)	$133
(1) For the three months ended March 31, 2025 and 2024, the amount excluded gains (losses) of $1 from standalone derivatives recognized in Net gains (losses).
(2) Gains (losses) on embedded derivatives within reinsurance agreements are recognized in either Policyholder benefits or Net gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2025:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$401	$74		$—	$475
U.S. Government agencies and authorities	—	31		—	31
State, municipalities and political subdivisions	—	533		—	533
U.S. corporate public securities	—	7,414		48	7,462
U.S. corporate private securities	—	3,771		1,677	5,448
Foreign corporate public securities and foreign governments(1)	—	2,562		59	2,621
Foreign corporate private securities(1)	—	2,198		590	2,788
Residential mortgage-backed securities	—	3,680		70	3,750
Commercial mortgage-backed securities	—	3,115		—	3,115
Other asset-backed securities	—	2,983		19	3,002
Total fixed maturities, including securities pledged	401	26,361		2,463	29,225
Equity securities	99	—		110	209
Derivatives:
Interest rate contracts	2	206		—	208
Foreign exchange contracts	—	40		—	40
Equity contracts	—	1		—	1
Embedded derivatives within reinsurance	—	62		—	62
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,971	52		24	2,047
Assets held in separate accounts	93,414	5,196		338	98,948
Total assets	$95,887	$31,918		$2,935	$130,740
Liabilities:
Contingent consideration	$—	$—		$152	$152
Stabilizer and MCGs	—	—		16	16
Derivatives:
Interest rate contracts	—	271		—	271
Foreign exchange contracts	—	11		—	11
Equity contracts	—	3		—	3
Credit contracts	—	1		—	1
Embedded derivatives within reinsurance	—	(10)	(2)	52	42
Total liabilities	$—	$276		$220	$496
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$402	$70		$—	$472
U.S. Government agencies and authorities	—	30		—	30
State, municipalities and political subdivisions	—	580		—	580
U.S. corporate public securities	—	6,949		59	7,008
U.S. corporate private securities	—	3,486		1,497	4,983
Foreign corporate public securities and foreign governments(1)	—	2,412		60	2,472
Foreign corporate private securities(1)	—	2,116		421	2,537
Residential mortgage-backed securities	—	3,404		67	3,471
Commercial mortgage-backed securities	—	3,132		—	3,132
Other asset-backed securities	—	2,746		23	2,769
Total fixed maturities, including securities pledged	402	24,925		2,127	27,454
Equity securities	148	—		98	246
Derivatives:
Interest rate contracts	—	246		—	246
Foreign exchange contracts	—	55		—	55
Equity contracts	—	2		—	2
Embedded derivatives within reinsurance	—	55		—	55
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,511	1		23	2,535
Assets held in separate accounts	95,946	5,390		340	101,676
Total assets	$99,007	$30,674		$2,588	$132,269
Liabilities:
Contingent consideration	$—	$—		$2	$2
Stabilizer and MCGs	—	—		19	19
Derivatives:
Interest rate contracts	11	302		—	313
Foreign exchange contracts	—	8		—	8
Equity contracts	—	9		—	9
Credit contracts	—	2		—	2
Embedded derivatives within reinsurance	—	(12)	(2)	53	41
Total liabilities	$11	$309		$74	$394
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

Derivatives: Derivatives are carried at fair value, which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, Overnight Index Swap ("OIS") rates, and Secured Overnight Financing Rate ("SOFR"). The Company uses SOFR discounting for valuations of interest rate derivatives; however, certain legacy positions may continue to be discounted on OIS. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. The Company also has certain credit default swaps and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2. See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for more information.

Contingent consideration: The fair value of the contingent consideration liability associated with the Company's acquisitions uses unobservable inputs and as such are reported as Level 3. Unobservable inputs include projected revenues, duration of earnouts and other metrics as well as discount rate. Changes in the fair value of the contingent consideration are recorded in Operating expenses in the Company's Condensed Consolidated Statements of Operations.

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

Embedded derivatives: The carrying value of embedded derivatives is estimated based upon the change in the fair value of the assets supporting the funds withheld payable/receivable under reinsurance agreements. The fair value of the embedded derivative is based on market observable inputs and is classified as Level 2. The remaining derivative instruments are classified as Level 3 and are estimated using the income approach. The fair value is calculated by estimating future cash flows for a certain discrete projection period, estimating the terminal value, if appropriate, and discounting these amounts to present value at a rate of return that considers the relative risk of the cash flows and the time value of money.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2025
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances		Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$59	$(1)	$2	$1	$—		$(11)	$—	$—	$(2)	$48	$—	$—
U.S. corporate private securities	1,497	(1)	19	194	—		(7)	(25)	—	—	1,677	—	19
Foreign corporate public securities and foreign governments(1)	60	—	(1)	—	—		—	—	—	—	59	—	(1)
Foreign corporate private securities(1)	421	(19)	29	161	—		—	(2)	—	—	590	(19)	29
Residential mortgage-backed securities	67	(3)	—	16	—		—	—	—	(10)	70	(3)	—
Other asset-backed securities	23	—	—	3	—		—	(3)	—	(4)	19	—	—
Total fixed maturities, including securities pledged	2,127	(24)	49	375	—		(18)	(30)	—	(16)	2,463	(22)	47
Equity securities, at fair value	98	3	—	9	—		—	—	—	—	110	3	—
Contingent consideration	(2)	(2)	—	—	(149)	(5)	—	1	—	—	(152)	—	—
Stabilizer and MCGs(2)	(19)	3	—	—	—		—	—	—	—	(16)	—	—
Embedded derivatives within reinsurance	(53)	1	—	—	—		—	—	—	—	(52)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	23	—	1	—	—		—	—	—	—	24	—	1
Assets held in separate accounts(4)	340	4	—	8	—		(14)	—	—	—	338	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of March 31 amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on investments in the Condensed Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.
(5) Represents a portion of the purchase consideration related to the acquisition of OneAmerica Financial's full-service retirement plan business.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2024
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$—
U.S. corporate public securities	18	—	—	—	—	—	—	—	—	18	—	—
U.S. corporate private securities	1,526	—	(15)	67	—	(9)	(79)	—	(35)	1,455	—	(19)
Foreign corporate private securities(1)	436	—	(4)	—	—	—	(35)	51	—	448	—	(4)
Residential mortgage-backed securities	57	(1)	—	—	—	—	—	—	(4)	52	(1)	—
Other asset-backed securities	52	—	—	5	—	—	(2)	—	—	55	—	—
Total fixed maturities, including securities pledged	2,090	(1)	(19)	72	—	(9)	(116)	51	(39)	2,029	(1)	(23)
Equity securities, at fair value	96	3	—	—	—	—	—	—	—	99	2	—
Contingent consideration	(51)	1	—	—	—	—	2	—	—	(48)	—	—
Stabilizer and MCGs(2)	(9)	2	—	—	(1)	—	—	—	—	(8)	—	—
Embedded derivatives within reinsurance	(58)	1	—	—	—	—	—	—	—	(57)	—	—
Assets held in separate accounts(4)	348	—	—	16	—	(3)	—	5	(6)	360	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract by contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.
(3) For financial instruments still held as of March 31 amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on investments in the Condensed Consolidated Statements of Comprehensive Income.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2025 and 2024, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.
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

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$29,225	$29,225	$27,454	$27,454
Equity securities	209	209	246	246
Mortgage loans on real estate	5,614	5,428	4,699	4,459
Policy loans	336	336	342	342
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,047	2,047	2,535	2,535
Derivatives	249	249	303	303
Embedded derivatives within reinsurance	62	62	55	55
Other investments, including securities pledged	69	69	74	74
Assets held in separate accounts	98,948	98,948	101,676	101,676
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$34,573	$37,362	$31,082	$32,877
Funding agreements with fixed maturities	1,299	1,303	1,249	1,257
Supplementary contracts and immediate annuities	551	506	570	515
Stabilizer and MCGs	16	16	19	19
Derivatives	286	286	332	332
Embedded derivatives within reinsurance	42	42	41	41
Short-term debt	1	1	399	399
Long-term debt	2,103	2,042	2,103	2,023
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC			VOBA(2)
	Wealth Solutions Deferred and Individual Annuities	Health Solutions Voluntary	Businesses Exited
Balance as of January 1, 2024	$695	$193	$938	$406
Deferrals of commissions and expenses	60	58	—	3
Amortization expense	(54)	(36)	(100)	(33)
Balance as of December 31, 2024	$701	$215	$838	$376
Additions related to business acquisitions(1)	—	—	—	390
Deferrals of commissions and expenses	14	13	—	1
Amortization expense	(13)	(9)	(24)	(15)
Balance as of March 31, 2025	$702	$219	$814	$752
(1) As a result of the acquisition of OneAmerica Financial's full-service retirement plan business, the estimated VOBA amortization is expected to increase by $21 to $29 annually for years 2025 through 2029.
(2) Primarily related to the Wealth Solutions segment.

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets as of the periods indicated:

	March 31, 2025	December 31, 2024
DAC:
Wealth Solutions Deferred and Individual Annuities	$702	$701
Health Solutions Voluntary	219	215
Businesses Exited	814	838
Other	18	18
VOBA	752	376
Total	$2,505	$2,148

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Future Policy Benefits and Contract Owner Account Balances

Health Solutions Group products include long-duration term life insurance, as well as long-term disability products that are mostly employer paid. Health Solutions Voluntary products include long-duration whole life insurance, critical illness, and accident and hospital indemnity insurance that are mostly employee paid. The following tables present the balances and changes in the liability for future policy benefits for Health Solutions Group, Health Solutions Voluntary and Businesses Exited as of March 31, 2025 and December 31, 2024:

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	2025	2024	2025	2024	2025	2024
Present Value of Expected Net Premiums:
Balance at January 1	$4	$68	$171	$101	$2,872	$3,145
Beginning balance at original discount rate	4	71	180	102	2,842	2,992
Reclassifications(2)	—	(65)	—	65	—	—
Effect of change in cash flow assumptions	—	(1)	—	(1)	—	110
Effect of actual variances from expected experience	—	—	8	40	15	(106)
Adjusted balance at January 1	4	5	188	206	2,857	2,996
Interest accrual	—	—	2	8	39	158
Net premiums collected(1)	—	(1)	(9)	(34)	(77)	(312)
Ending balance at original discount rate	4	4	181	180	2,819	2,842
Effects of changes in discount rate assumptions	—	—	(7)	(9)	60	30
Balance at end of period	$4	$4	$174	$171	$2,879	$2,872

Present Value of Expected Future Policy Benefits:
Balance at January 1	$772	$899	$461	$307	$7,017	$7,538
Beginning balance at original discount rate	801	918	487	307	7,138	7,404
Reclassifications(2)	—	(150)	—	150	—	—
Effect of change in cash flow assumptions	—	(12)	—	(1)	—	187
Effect of actual variances from expected experience	(3)	10	25	54	5	(90)
Adjusted balance at January 1	798	766	512	510	7,143	7,501
Issuances	36	131	—	—	3	14
Interest accrual	6	21	5	18	91	370
Benefit payments	(26)	(117)	(11)	(41)	(188)	(747)
Ending balance at original discount rate	814	801	506	487	7,049	7,138
Effects of changes in discount rate assumptions	(20)	(29)	(22)	(26)	(43)	(121)
Balance at end of period	$794	$772	$484	$461	$7,006	$7,017

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net liability for future policy benefits	$790	$768	$310	$290	$4,127	$4,145
Less: Reinsurance recoverable	341	330	13	9	4,042	4,056
Net liability for future policy benefits, after reinsurance recoverable	$449	$438	$297	$281	$85	$89
(1) Net Premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(2) During the second quarter 2024, the Company reclassified certain insurance products within Health Solutions from Group to Voluntary.

The following table presents a rollforward of the additional reserve liability for Businesses Exited for the periods indicated:

	Businesses Exited
	March 31, 2025	December 31, 2024
Balance at beginning of period	$1,883	$2,001
Effect of change in cash flow assumptions	—	(39)
Effect of actual variances from expected experience	(11)	14
Adjusted balance at January 1	1,872	1,976
Interest accrual	20	83
Excess Benefits	(102)	(404)
Assessments	79	228
Balance at end of period	1,870	1,883
Less: Reinsurance recoverable	1,819	1,832
Net additional liability, after reinsurance recoverable	$51	$51

Future policy benefits include the liability for unpaid claims and claim adjustment expenses related to medical stop loss products within the Health Solutions segment. The following table presents a rollforward of the liability for unpaid claims and claim adjustment expenses for the periods indicated:

	Medical Stop Loss
	Three Months Ended March 31,
	2025	2024
Balance at January 1	$595	$401
Less: reinsurance recoverable	(5)	(16)
Net balance at January 1	590	385
Incurred claims and claim adjustment expenses related to:
Current year	273	307
Prior years	12	72
Total incurred	285	379
Paid claim and claim adjustment expenses related to:
Current year	(25)	(33)
Prior years	(383)	(321)
Total paid	(408)	(354)
Net balance at March 31	467	410
Plus: reinsurance recoverable	9	10
Balance at March 31	$476	$420

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Pricing, underwriting and reserving on the medical stop loss products are performed based on policy years, and key metrics such as loss ratios are tracked, managed and reported on this basis. The majority of the medical stop loss policies renew in January of each year. For the three months ended March 31, 2025, $12 of claims incurred on prior years is primarily attributed to incurred claims for policy years effective during 2024 and partially offset by favorable claim development for policy years effective during 2023 and 2024. For the three months ended March 31, 2024, $72 of claims incurred on prior years is primarily attributed to incurred claims and unfavorable claim development for policy years effective during 2023.

The reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2025	December 31, 2024
Health Solutions Group	$790	$768
Health Solutions Voluntary	310	290
Businesses Exited - Future policy benefits	4,127	4,145
Businesses Exited - Additional liability	1,870	1,883
Businesses Exited - Other	1,279	1,284
Medical stop loss products	476	595
Other	362	367
Total	$9,214	$9,332

The amount of undiscounted expected gross premiums and future benefit payments is presented in the table below:

	March 31, 2025		December 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Health Solutions Group
Expected future benefit payments	$1,007	$814	$990	$801
Expected future gross premiums	11	8	11	8
Health Solutions Voluntary
Expected future benefit payments	902	506	881	487
Expected future gross premiums	644	438	631	427

The following table presents the weighted average duration of the liability for future policy benefits and the weighted average interest rates for the periods indicated:

	Health Solutions Group		Health Solutions Voluntary		Businesses Exited
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Weighted average duration (in years)(1)	7	7	14	14	8	8
Interest accretion rate	4.2%	4.0%	5.0%	5.1%	4.9%	5.0%
Current discount rate	5.3%	5.4%	5.7%	5.7%	5.4%	5.6%
(1) Weighted average duration (in years) for Businesses Exited includes additional liability.

The weighted average interest rates for the additional liability related to Businesses Exited were 4.2% and 4.3% for the periods ended March 31, 2025 and December 31, 2024, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity		Businesses Exited
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Balance at January 1	$29,624	$31,139	$4,182	$4,635
Additions related to business acquisitions(1)	3,458	—	—	—
Deposits	823	2,505	68	287
Fee income	(15)	(50)	(94)	(371)
Surrenders, withdrawals and benefits	(1,516)	(5,127)	(106)	(544)
Net transfers (from) to the general account(2)	213	312	2	4
Interest credited	226	845	43	171
Ending Balance	$32,813	$29,624	$4,095	$4,182

Weighted-average crediting rate	2.8%	2.8%	4.2%	3.9%
Net amount at risk(3)	$70	$90	$680	$676
Cash surrender value	$32,373	$29,169	$1,195	$1,236
(1)    In addition, $0.3 billion of acquired other investment contracts during the current quarter from OneAmerica Financial are reported in Other in the table below.
(2)    Net transfers (from) to the general account for Wealth Solutions include transfers of $(301) and $(1,149) for 2025 and 2024, respectively, related to Voya-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.
(3) For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date and is calculated at a contract level. When a contract has both a living benefit and a death benefit, the Company calculates NAR at a contract level and aggregates the higher of the two values together.

The following table presents a reconciliation of the Contract owner account balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	March 31, 2025	December 31, 2024
Wealth Solutions Deferred group and individual annuity	$32,813	$29,624
Businesses Exited	4,095	4,182
Non-putable funding agreements	1,299	1,249
Businesses Exited - Other	1,120	1,158
Other(1)	1,222	891
Total	$40,549	$37,104
(1)    Primarily consists of other investment and universal life contracts.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of March 31, 2025
Up to 1.00%	$134	$4,275	$3,881	$2,192	$2,284	$1,529	$14,295
1.01% - 2.00%	419	89	57	7	3	5	580
2.01% - 3.00%	10,364	273	52	94	—	5	10,788
3.01% - 4.00%	9,248	149	—	1	—	—	9,398
4.01% and Above	1,435	79	—	—	—	—	1,514
Renewable beyond 12 months (MYGA)(2)	351	—	—	—	2	—	353
Total discretionary rate setting products	$21,951	$4,865	$3,990	$2,294	$2,289	$1,539	$36,928

As of December 31, 2024
Up to 1.00%	$82	$4,378	$3,691	$1,705	$1,545	$928	$12,329
1.01% - 2.00%	437	106	54	7	2	6	612
2.01% - 3.00%	10,266	93	62	60	—	4	10,485
3.01% - 4.00%	8,368	150	—	1	—	—	8,519
4.01% and Above	1,464	80	—	—	—	—	1,544
Renewable beyond 12 months (MYGA)(2)	364	—	—	—	2	—	366
Total discretionary rate setting products	$20,981	$4,807	$3,807	$1,773	$1,549	$938	$33,855
(1)    The table includes contracts acquired as a result of the OneAmerica Financial's acquisition completed in the first quarter of 2025. Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after March 31, 2025 and December 31, 2024 on which the Company is required to credit interest above the contractual GMIR for at least the next twelve months.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	Direct	Assumed (1)	Ceded	Total, Net of Reinsurance
March 31, 2025
Assets
Premium receivable	$213	$12	$(248)	$(23)
Reinsurance recoverable, net of allowance for credit losses	—	—	11,167	11,167
Total	$213	$12	$10,919	$11,144
Liabilities
Future policy benefits and contract owner account balances	$45,368	$4,395	$—	$49,763
Total	$45,368	$4,395	$—	$49,763

December 31, 2024
Assets
Premium receivable	$205	$10	$(238)	$(23)
Reinsurance recoverable, net of allowance for credit losses	—	—	11,307	11,307
Total	$205	$10	$11,069	$11,284
Liabilities
Future policy benefits and contract owner account balances	$45,540	$896	$—	$46,436
Total	$45,540	$896	$—	$46,436
(1) As of March 31, 2025, Future policy benefits and contract owner account balances include $3.5 billion of investment contracts assumed related to the acquisition of OneAmerica Financial's full-service retirement plan business.

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Premiums:
Direct premiums	$958	$1,029
Reinsurance assumed	8	7
Reinsurance ceded	(229)	(236)
Net premiums	$737	$800

Fee income:
Gross fee income	$645	$608
Reinsurance assumed	26	4
Reinsurance ceded	(101)	(99)
Net fee income	$570	$513

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,154	$1,181
Reinsurance assumed	25	19
Reinsurance ceded	(344)	(349)
Net interest credited and other benefits to contract owners / policyholders	$835	$851

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As part of the Company’s acquisition of the full-service retirement plan business of OneAmerica Financial, as disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to these Condensed Consolidated Financial Statements, the Company's wholly owned subsidiary, Voya Retirement Insurance and Annuity Company ("VRIAC"), entered into an indemnity reinsurance agreement with American United Life Insurance Company ("AULIC"), a subsidiary of OneAmerica Financial. Under the reinsurance agreement, VRIAC assumed a 100% quota share of fixed and variable annuities as well as other investment contracts, resulting in the Company assuming contract owner account balances of $3.8 billion under a combination indemnity coinsurance and coinsurance with funds withheld, and $20.6 billion of separate account liabilities under a modified coinsurance arrangement. Assumed separate account assets and liabilities are presented on a net basis in the accompanying Condensed Consolidated Balance Sheets.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of March 31, 2025 and December 31, 2024, the Company had a deposit asset net of the allowance for credit losses of $1.0 billion and $1.1 billion, respectively, which is reported in Other assets on the Condensed Consolidated Balance Sheets. In addition, the Company had a liability for funds withheld under ceded reinsurance agreements of $109 and $103 as of March 31, 2025 and December 31, 2024, respectively, which was recorded in Other Liabilities on the Condensed Consolidated Balance Sheets. The funds withheld asset related to assumed reinsurance was $0.9 billion as of March 31, 2025, which was recorded in Other assets on the Condensed Consolidated Balance Sheets.

8.     Separate Accounts

The following tables present a rollforward of separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	March 31, 2025			December 31, 2024
Wealth Solutions	Stabilizer (1)	Deferred Annuity	Total	Stabilizer (1)	Deferred Annuity	Total
Balance at January 1	$6,901	$90,756	$97,657	$7,175	$82,310	$89,485
Premiums and deposits	297	2,844	3,141	891	9,970	10,861
Fee income	(8)	(124)	(132)	(33)	(487)	(520)
Surrenders, withdrawals and benefits	(299)	(3,121)	(3,420)	(1,376)	(12,539)	(13,915)
Net transfers (from) to the separate account	—	(514)	(514)	—	(1,461)	(1,461)
Investment performance	178	(1,922)	(1,744)	244	12,963	13,207
Balance at end of period	$7,069	$87,919	$94,988	$6,901	$90,756	$97,657

Reconciliation to Condensed Consolidated Balance Sheets:
Other variable products liabilities			3,960			4,019
Total Separate Account liabilities			$98,948			$101,676
(1) Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $87,898 and $90,734, as of March 31, 2025 and December 31, 2024, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The aggregate fair value of assets, by major investment asset category, supporting separate accounts was as follows for the periods indicated:

	March 31, 2025	December 31, 2024
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,077	$913
Corporate and foreign debt securities	2,516	2,493
Mortgage-backed securities	3,124	3,087
Equity securities (including mutual funds)	91,581	94,685
Cash, cash equivalents and short-term investments	473	437
Receivable for securities and accruals	177	61
Total	$98,948	$101,676

9.    Segments

The Company provides its principal products and services through three segments: Wealth Solutions, Health Solutions and Investment Management. The Chief Executive Officer of the Company is the chief operating decision maker ("CODM") who assesses performance and makes final resource allocation decisions for the three operating segments. The CODM assesses segment performance by measuring Adjusted operating earnings before income taxes against internally developed annual targets, rolling quarterly forecasts, industry peers and investor expectations.

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
•Income (loss) attributable to noncontrolling interests to which the Company is not economically entitled, such as Allianz's stake in the results of VIM Holdings LLC (referred to as redeemable noncontrolling interest or the noncontrolling interest) or the attribution of results from consolidated VIEs or VOEs;
•Dividend payments made to preferred shareholders are included as reductions to reflect the Adjusted operating earnings before income taxes that are available to common shareholders;
•Other adjustments may include the following items:
◦Income (loss) related to early extinguishment of debt;
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables reconcile Adjusted operating revenues to Total revenues and Adjusted operating earnings before income taxes to Income (loss) before income taxes for the periods indicated:

	Three Months Ended March 31, 2025
	Wealth Solutions	Health Solutions	Investment Management	Corporate	Total
Revenues:
External customer revenue(1)	$380	$807	$223	$1	$1,411
Net investment income	471	36	7	46	560
Net gains (losses)	(31)	(1)	(1)	(1)	(34)
Income (loss) related to CIEs	—	—	36	(4)	32
Intersegment Fee income and elimination	—	—	22	(22)	—
Total revenues					1,969

Adjustments(2)	(22)	(1)	(44)	(14)	(81)
Adjusted operating revenues	798	841	243	6	1,888
Less:
Interest credited and other benefits to contract owners/policyholders	231	551	—	—	782
Administrative expenses	261	139	190	—	590
Premium taxes, fees and assessments	—	50	—	—	50
Net commissions	71	45	—	—	116
DAC/VOBA and other intangibles amortization	28	9	—	—	37
Financing costs and preferred dividends	—	—	—	47	47
Other corporate	—	—	—	22	22
Adjusted operating earnings before income taxes including noncontrolling interest	207	46	53	(63)	243
Less: Earnings (loss) attributable to the noncontrolling interest	—	—	12	(1)	11
Adjusted operating earnings before income taxes	207	46	41	(62)	232
Plus adjustments:
Net investment gains (losses)					(2)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(39)
Income (loss) attributable to noncontrolling interests					(5)
Dividend payments made to preferred shareholders					17
Other adjustments					(30)
Income (loss) before income taxes					$173
(1) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(2) Total adjustments include Net investment gains (losses) of $(5), Revenues related to businesses exited or to be exited through reinsurance or divestment of $28, Revenues attributable to noncontrolling interests of $25 and Other adjustments of $33.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2024
	Wealth Solutions	Health Solutions	Investment Management	Corporate	Total
Revenues:
External customer revenue(1)	$313	$867	$218	$3	$1,401
Net investment income	442	38	5	44	529
Net gains (losses)	38	1	(1)	5	43
Income (loss) related to CIEs	—	—	78	—	78
Intersegment Fee income and elimination	—	—	20	(20)	—
Total revenues					2,051

Adjustments(2)	(74)	(1)	(86)	(27)	(188)
Adjusted operating revenues	719	905	234	4	1,863
Less:
Interest credited and other benefits to contract owners/policyholders	216	613	—	—	829
Administrative expenses	234	134	181	—	549
Premium taxes, fees and assessments	—	41	—	—	41
Net commissions	62	51	—	—	113
DAC/VOBA and other intangibles amortization	22	8	—	—	30
Financing costs and preferred dividends	—	—	—	45	45
Other corporate	—	—	—	23	23
Adjusted operating earnings before income taxes including noncontrolling interest	186	59	53	(64)	235
Less: Earnings (loss) attributable to the noncontrolling interest	—	—	12	(1)	11
Adjusted operating earnings before income taxes	186	59	42	(63)	224
Plus adjustments:
Net investment gains (losses)					63
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(32)
Income (loss) attributable to noncontrolling interests					37
Dividend payments made to preferred shareholders					17
Other adjustments					(22)
Income (loss) before income taxes					$288
(1) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(2) Total adjustments include Net investment gains (losses) of $47, Revenues related to businesses exited or to be exited through reinsurance or divestment of $24, Revenues attributable to noncontrolling interests of $65 and Other adjustments of $52.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company's segments as of the dates indicated:

	March 31, 2025	December 31, 2024
Wealth Solutions	$131,059	$129,058
Health Solutions	3,423	3,490
Investment Management	1,783	1,873
Corporate	23,678	24,940
Total assets, before consolidation(1)	159,943	159,361
Consolidation of investment entities	4,007	4,528
Total assets	$163,950	$163,889
(1) Includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

10.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's operating segments were as follows:

	Wealth Solutions	Health Solutions	Investment Management	Corporate(1)	Consolidated
Balance as of January 1, 2024	$17	$343	$286	$102	$748
Additions related to business acquisitions	—	—	—	—	—
Balance as of December 31, 2024	$17	$343	$286	$102	$748
Additions related to business acquisitions(2)	56	—	—	—	56
Balance as of March 31, 2025	$73	$343	$286	$102	$804
(1) Corporate includes goodwill that was acquired by the parent company and not pushed to a subsidiary within the Company’s reportable segments. The carrying value of goodwill within Corporate is allocated to Wealth Solutions, Health Solutions, and Investment Management reporting units as $72, $20 and $10 respectively.
(2) As a result of the acquisition of OneAmerica Financial's full-service retirement plan business, the Company recognized goodwill of $56 during the current quarter.

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives (Years)	March 31, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Management contract rights	N/A	$350	$—	$350	$350	$—	$350
Finite-life intangibles:
Management contract rights	17	131	21	110	131	19	112
Customer relationship lists(1)	16	345	149	196	325	145	180
Trademarks	8	15	4	11	15	4	11
Computer software	4	455	268	187	432	253	179
Total intangible assets		$1,296	$442	$854	$1,253	$421	$832
(1) As a result of the acquisition of OneAmerica Financial's full-service retirement plan business during the quarter, the Company recognized intangible assets of $21, which will be amortized over a weighted average useful life of 13 years.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Amortization expense related to intangible assets was $25 and $23 for the three months ended March 31, 2025 and 2024, respectively.

11.    Share-based Incentive Compensation Plans

Omnibus Incentive Plans

The Company previously offered equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plans"). On May 23, 2024, the Company's shareholders approved the Voya Financial, Inc. 2024 Omnibus Incentive Plan (the "2024 Omnibus Plan"), which is a successor to the Omnibus Plans, and no further grants shall be made pursuant to the Omnibus Plans. The 2024 Omnibus Plan provides for 8,000,000 shares of common stock to be initially available for issuance as equity-based compensation awards, less one share for every one share granted under the Omnibus Plans after December 31, 2023 and prior to the effective date of the 2024 Omnibus Plan. As of March 31, 2025, common stock reserved and available for issuance under the 2024 Omnibus Plan was 6,143,494 shares.

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and the 2024 Omnibus Plan for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Restricted Stock Unit (RSU) awards	$20	$23
Performance Stock Unit (PSU) awards	8	16
Total share-based compensation expense	28	39
Income tax benefit	7	10
After-tax share-based compensation expense	$21	$29

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the 2024 Omnibus Plan for the periods indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	1.9	$67.95	2.2		$63.48
Adjustment for PSU performance factor	—	—	(0.1)		65.46
Granted	0.8	74.25	0.6		78.82
Vested	(0.7)	68.59	(0.5)		66.57
Forfeited	(0.1)	69.38	—	*	62.97
Outstanding as of March 31, 2025	1.9	$70.41	2.2		$67.21
*Less than 0.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards		Weighted Average Exercise Price
Outstanding as of January 1, 2025	0.8		$45.71
Granted	—		—
Exercised	—	*	49.41
Forfeited	—		—
Outstanding as of March 31, 2025	0.8		$45.52
Vested, exercisable, as of March 31, 2025	0.8		$45.52
*Less than 0.1

12.    Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2024	103.6	0.7	102.9
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	8.6	(8.6)
Share-based compensation programs	1.9	0.8	1.1
Balance, December 31, 2024	105.6	10.1	95.5
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	—	—
Share-based compensation programs	1.2	0.5	0.7
Balance, March 31, 2025	106.8	10.6	96.2

Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Dividends declared per share of common stock	$0.45	$0.40

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

As of March 31, 2025, the aggregate amount remaining under the Company's share repurchase authorization was $761. This share repurchase authorization expires on December 31, 2025 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents repurchases of the Company's common stock pursuant to 10b5-1 plans and through open market repurchases for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Shares of common stock	—	2,445,386
Payment	$—	$172

Preferred Stock

As of March 31, 2025 and December 31, 2024, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding were as follows for the periods indicated:

	March 31, 2025		December 31, 2024
Series	Issued	Outstanding	Issued	Outstanding
7.758% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended March 31,	Per Share	Aggregate	Per Share	Aggregate
2025	$38.790	$13	$13.375	$4
2024	38.790	13	13.375	4

As of March 31, 2025, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

13.    Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended March 31,
(in millions, except for per share data)	2025	2024
Earnings
Net income available to common shareholders:
Net income	$151	$288
Less: Preferred stock dividends	17	17
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(5)	37
Net income available to common shareholders	$139	$234
Weighted average common shares outstanding
Basic	95.9	102.1
Dilutive Effects:
RSUs	1.1	1.2
PSUs	0.5	0.8
Stock Options	0.3	0.4
Diluted	97.8	104.5
Net income available to Voya Financial, Inc.'s common shareholders per common share (1)
Basic	$1.45	$2.29
Diluted	$1.42	$2.24
(1) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total. Diluted earnings per share is computed assuming the issuance of restricted stock units, stock options, performance share units and warrants using the treasury stock method.

14.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated other comprehensive income (loss) ("AOCI") as of the dates indicated:

	March 31, 2025	March 31, 2024
Fixed maturities, net of impairment	$(2,190)	$(2,498)
Derivatives(1)	47	67
Change in current discount rate	(775)	(853)
Deferred income tax asset (liability)(2)	736	813
Total	(2,182)	(2,471)
Pension and other postretirement benefits liability, net of tax	1	2
AOCI	$(2,181)	$(2,469)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of March 31, 2025, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $9.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

	Three Months Ended March 31, 2025
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$332		$(69)	$263
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	31		(7)	24
Change in unrealized gains (losses) on available-for-sale securities	363		(76)	287
Derivatives:
Derivatives	(16)	(1)	3	(13)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(3)		1	(2)
Change in unrealized gains (losses) on derivatives	(19)		4	(15)

Change in current discount rate	12		(3)	9
Change in AOCI	$356		$(75)	$281
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Three Months Ended March 31, 2024
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(145)		$30	$(115)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	16		(3)	13
Change in unrealized gains (losses) on available-for-sale securities	(129)		27	(102)
Derivatives:
Derivatives	8	(1)	(2)	6
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains (losses) on derivatives	4		(1)	3

Change in current discount rate	38		(8)	30
Change in AOCI	$(87)		$18	$(69)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

15.    Revenue from Contracts with Customers

Financial services and software subscriptions and services revenue is disaggregated by type of service in the following table:

	Three Months Ended March 31,
	2025	2024
Wealth Solutions
Advisory and recordkeeping and administration	$176	$143
Distribution and shareholder servicing	31	34
Investment Management
Advisory, asset management and recordkeeping and administration	236	242
Distribution and shareholder servicing	36	39
Health Solutions
Recordkeeping and administration	8	5
Software subscriptions and services	51	54
Corporate
Recordkeeping and administration	—	2
Total financial services and software subscriptions and services revenue	538	519
Revenue from other sources(1)	136	82
Total Fee income and Other revenue	$674	$601
(1) Primarily consists of revenue from insurance contracts and financial instruments.

Net receivables of $357 and $361 are included in Other assets on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.

16.    Income Taxes

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period the related item is incurred.

The Company's effective tax rate for the three months ended March 31, 2025 was 12.7%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits.

The Company's effective tax rate for the three months ended March 31, 2024 was (0.3)%. The effective tax rate differed from the statutory rate of 21% primarily due to the Security Life of Denver Company capital loss carryback, the effect of the DRD, noncontrolling interest and tax credits. For more details on the Security Life of Denver Company capital loss carryback, see the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8. of the Annual Report on Form 10-K.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of March 31, 2025, the Company had net unrealized capital losses on investments of $2.1 billion in AOCI. The Company expects this DTA to be utilized by its hold-to-maturity tax planning strategy. Additionally, income before income taxes available to the Company remained positive for the period. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Tax Regulatory Matters

For the tax years 2023 through 2025, the Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2023 tax year, the Company is in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS did not conduct any review or provide any letters of assurance for that tax year. For the 2024 and 2025 tax years, the Company is in the Compliance Maintenance Bridge Plus ("Bridge Plus") phase of CAP. In the Bridge Plus phase, the IRS will review the tax return and issue either a full or partial acceptance letter upon completion of review.

Tax Legislative Matters

In August 2022, the Inflation Reduction Act was signed into law creating the corporate alternative minimum tax ("CAMT"). In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. While the Company does not expect to be subject to the CAMT for 2025, the Company continues to review the proposed regulations, and its CAMT determination will need to be evaluated in light of future guidance.

17.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt issued or borrowed and outstanding as of the periods indicated:

	Issuer	Maturity	March 31, 2025	December 31, 2024
3.976% Senior Notes, due 2025 (2)(3)	Voya Financial, Inc.	02/15/2025	$—	$399
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	446	446
5.0% Senior Notes, due 2034 (2)(3)	Voya Financial, Inc.	09/20/2034	396	395
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	396	396
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048 (2)(3)	Voya Financial, Inc.	01/23/2048	336	336
7.625% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings, Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings, Inc.	08/15/2036	79	79
8.424% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	2	2
Subtotal			2,104	2,502
Less: Current portion of long-term debt			1	399
Total			$2,103	$2,103
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.

As of March 31, 2025, the Company was in compliance with its debt covenants.

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

Aetna Notes

As of March 31, 2025, outstanding principal amount of the 7.625% Voya Holdings Inc. debentures, due 2026 and 6.97% Voya Holdings Inc. debentures, due 2036 (collectively, the "Aetna Notes") was $218, which is guaranteed by ING Group. As of March 31, 2025, the Company provided $231 of collateral benefiting ING Group, comprised of a deposit of $219 to a control account with a third-party collateral agent and $12 of letter of credit. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the three months ended March 31, 2025 and 2024 were immaterial.

The following table summarizes the Company's credit facilities as of March 31, 2025:

Obligor / Applicant	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization		Unused Commitment
Voya Financial, Inc.	Unsecured	Committed	05/01/2028	$500	$—		$500
Voya Financial, Inc.	Unsecured	Committed	04/07/2025	12	12	(1)	—
Total				$512	$12		$500
(1) Amount utilized as collateral for outstanding Aetna Notes.

Put Option Agreement for Senior Debt Issuance

During 2015, the Company entered into an off-balance sheet 10-year put option agreement with a Delaware trust formed by the Company, in connection with the sale by the trust of pre-capitalized trust securities ("P-Caps"), that provided Voya Financial, Inc. the right, at any time over a 10-year period, to issue up to $500 principal amount of its 3.976% Senior Notes due 2025 ("3.976% Senior Notes") to the trust and receive in exchange a corresponding principal amount of U.S. Treasury securities that were held by the trust.

During 2023, the Company exercised the put option to require the trust to purchase $400 aggregate principal amount of 3.976% Senior Notes in exchange for a corresponding amount of U.S. Treasury securities held by the trust. As of December 31, 2024, the company was able to issue up to an additional $100 principal amount on the 3.976% Senior Notes. The put option agreement expired on February 15, 2025.

Senior Unsecured Credit Facility Agreement

As of March 31, 2025, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires May 1, 2028. The facility provides $500 of committed capacity for revolving loan borrowings and letters of credit issuances, including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25. As of March 31, 2025, there were no amounts outstanding as revolving credit borrowings, no amounts of LOCs outstanding and no amounts of swingline loans outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $4.998 billion, which may increase upon any future equity issuances by the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

18.    Commitments and Contingencies

Leases

During the three months ended March 31, 2025 and 2024, there was no impairment on the Company's right-of-use asset associated with leased office space.

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

As of March 31, 2025, the Company had off-balance sheet commitments to acquire mortgage loans of $224 and purchase limited partnerships and private placement investments of $1,731, of which $411 related to consolidated investment entities.

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

	March 31, 2025	December 31, 2024
Fixed maturity collateral pledged to FHLB(1)	$2,041	$2,007
FHLB restricted stock(2)	67	65
Fixed maturities-state and other deposits	39	35
Cash and cash equivalents	22	21
Securities pledged(3)	1,393	1,523
Total restricted assets	$3,562	$3,651
(1) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $755 and $1,083 as of March 31, 2025 and December 31, 2024, respectively. In addition, as of March 31, 2025 and December 31, 2024, the Company delivered securities as collateral of $156 and $159, respectively, and repurchase agreements of $482 and $281, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2025 and December 31, 2024, the Company had $1,299 and $1,249, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. Assets pledged to the FHLB are reflected in the table above.

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

While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters nor potential liabilities associated with other loss contingencies, are likely to have such an effect. However, given the large, and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company's litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company's results of operations or cash flows in a particular quarterly or annual period.

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2025, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

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

As of March 31, 2025, approximately $93 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $350 and $366 as of March 31, 2025 and December 31, 2024, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if the Company remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 5 and 4 CLOs as of March 31, 2025 and December 31, 2024, respectively.

Limited Partnerships ("LPs")

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. The LPs generally have a ten-year life and a specified period during which investors can subscribe for limited partnership interests. Once the investors are admitted as limited partners, the investors are required to contribute capital when called by the general partners. The purpose of the LPs is to obtain subscriptions from limited partners and maximize the return to their partners by assembling a diversified portfolio of investments pursuant to the applicable investment strategy and guidelines, including investments in private equity funds and other securities or assets with similar risk and return characteristics primarily through secondary market purchases, and investments in fixed and floating rate loans and other instruments. The majority of the investors in the LPs are unrelated parties to the Company. In return for subscriptions, each partner receives an equity interest in the LPs in proportion to its respective investment. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 13 partnerships as of March 31, 2025 and December 31, 2024.

The noncontrolling interest related to partnerships decreased from $1,783 at December 31, 2024 to $1,764 at March 31, 2025. Changes in market value, consolidations, deconsolidations, contributions, and distributions related to these investments in the funds directly impact the noncontrolling interest component of Shareholders' equity on the Company's Condensed Consolidated

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Balance Sheets. The change in noncontrolling interest was primarily driven by unfavorable market depreciation in limited partnership investments and an increase in net distributions. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

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

As discussed in more detail below, the Company utilizes valuations obtained from third-party commercial pricing services, brokers and investment sponsors or third-party administrators that supply the net asset value ("NAV"), or its equivalent, per share used as a practical expedient. The valuations obtained from brokers and third-party commercial pricing services are non-binding. These valuations are reviewed on a monthly or quarterly basis depending on the entity and its underlying investments. Procedures include, but are not limited to, a review of underlying fund investor reports, review of top and worst performing funds requiring further scrutiny, review of variance from prior periods and review of variance from benchmarks, where applicable. In addition, the Company considers both macro and fund specific events that may impact the latest NAV supplied and determines if further adjustments of value should be made. Such changes, if any, are subject to senior management review.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2025 and 2032, paying interest at SOFR, EURIBOR or PRIME plus a spread of up to 8.0%. As of March 31, 2025 and December 31, 2024, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $18 and $17, respectively. Corporate loans are moved to non-accrual status when the investment defaults. Less than 2.0% of the collateral loans were in default as of March 31, 2025 and December 31, 2024.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on SOFR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 8.8% for the more subordinated tranches. CLO notes mature in 2034 and 2036, and have a weighted average maturity of 10 years as of March 31, 2025. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of March 31, 2025 and December 31, 2024, certain private equity funds maintained revolving lines of credit of $1,308. The revolving lines of credit are eligible for renewal every three years; all loans bear interest at EURIBOR or SOFR plus 140 - 240 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of March 31, 2025 and December 31, 2024, outstanding borrowings amount to $1,064 and $1,153, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - Other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of March 31, 2025:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$140	$—	$—	$—	$140
Corporate loans	—	1,066	—	—	1,066
Limited partnerships/corporations	—	—	—	2,923	2,923
Other investments(1)	—	—	44	—	44
VOEs
Cash and cash equivalents	2	—	—	—	2
Other investments(1)	—	—	—	46	46
Total assets	$142	$1,066	$44	$2,969	$4,221
Liabilities
VIEs
CLO notes	$—	$1,028	$—	$—	$1,028
Total liabilities	$—	$1,028	$—	$—	$1,028
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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended March 31, 2025 and 2024, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

The Company had no deconsolidation during the three months ended March 31, 2025 and 2024. For deconsolidated investment entities, the Company continues to serve as the general partner and/or investment manager until such entities are fully liquidated.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of March 31, 2025 and December 31, 2024, the Company held $426 and $466 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

LPs

As of March 31, 2025 and December 31, 2024, the Company held $1,881 and $1,836 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

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

The following discussion and analysis presents a review of our consolidated results of operations for the three months ended March 31, 2025 and 2024 and financial condition as of March 31, 2025 and December 31, 2024. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section contained in our Annual Report on Form 10-K.

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

Business Update

On January 2, 2025, the Company acquired the full-service retirement plan business of OneAmerica Financial. This acquisition was accomplished through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to the Company's full-service business in Wealth Solutions, including incremental assets in emerging and mid-market segments, employee stock ownership plan capabilities and opportunities for distribution partnerships. The purchase consideration at closing included approximately $50 million in cash paid, and contingent consideration of up to $160 million payable in 2026, based on plan persistency and transition incentives.

Trends and Uncertainties

Market Conditions

We continue to monitor the rapidly changing global financial, political and economic environment, while actively managing the Company’s businesses, investment portfolios and liquidity needs in light of current trends and uncertainties.

In the first quarter of 2025, significant tariffs were announced on major U.S. trading partners, who have in turn responded with retaliatory actions. While many of these tariffs have been put on hold, there is significant uncertainty about the future direction of trade policies between the U.S. and its partners. This in turn has led to a significant increase in volatility across financial markets and has created more uncertainty in the economic outlook. We describe how such macroeconomic developments, risks, and uncertainties may impact the Company in Risk Factors in Part I, Item 1A, and in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

Operating Measures

In this MD&A, we discuss Adjusted operating earnings before income taxes and Adjusted operating revenues, each of which is a measure used by management to evaluate segment performance. For additional information on each measure, see Segments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Assets Under Management ("AUM") and Assets Under Advisement ("AUA")

The following table presents AUM and AUA as of the dates indicated:

	As of March 31,
($ in millions)	2025	2024
AUM and AUA:
Wealth Solutions	$694,180	$573,861
Health Solutions	1,887	1,860
Investment Management	395,140	384,278
Eliminations/Other	(114,152)	(111,370)
Total AUM and AUA (1)	$977,055	$848,629

AUM	526,951	483,108
AUA	450,103	365,522
Total AUM and AUA (1)	$977,055	$848,629
(1) Includes AUM and AUA related to the divested businesses, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

Results of Operations - Consolidated

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024	Change
Revenues:
Net investment income	$560	$529	$31
Fee income	570	513	57
Premiums	737	800	(63)
Net gains (losses)	(34)	43	(77)
Other revenue	104	88	16
Income (loss) related to consolidated investment entities	32	78	(46)
Total revenues	1,969	2,051	(82)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	835	851	(16)
Operating expenses	824	799	25
Net amortization of Deferred policy acquisition costs and Value of business acquired	62	56	6
Interest expense	32	30	2
Operating expenses related to consolidated investment entities	43	28	15
Total benefits and expenses	1,796	1,764	32
Income (loss) before income taxes	173	287	(114)
Income tax expense (benefit)	22	(1)	23
Net Income (loss)	151	288	(137)
Less: Net income (loss) attributable to noncontrolling interest	(5)	37	(42)
Less: Preferred stock dividends	17	17	—
Net income (loss) available to our common shareholders	$139	$234	$(95)

Consolidated - Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Total Revenues

Total revenues decreased $82 million from $2,051 million to $1,969 million. The following items contributed to the overall decrease.

Net investment income increased $31 million from $529 million to $560 million primarily due to:

•income on fixed maturity securities which benefited from onboarded OneAmerica assets and interest rate movements.

The increase was partially offset by:

•overall market impacts to limited partnership valuations; and
•other interest income included in Other revenues in the current period.

Fee income increased $57 million from $513 million to $570 million primarily due to:

•onboarded OneAmerica assets, higher average equity markets, and positive defined contribution flows in Wealth Solutions; and
•strong commercial momentum and favorable market impacts in Investment Management.

Premiums decreased $63 million from $800 million to $737 million primarily due to:

•actions to improve the Stop Loss business, partially offset by growth in the Voluntary business in Health Solutions.

Net gains (losses) changed $77 million from a gain of $43 million to a loss of $34 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements; and
•higher impairments in the current period compared to the prior period.

The unfavorable change was partially offset by:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Other revenue increased $16 million from $88 million to $104 million primarily due to:

•other interest income included in Net investment income in the prior period; and
•tax benefits associated with the acquired OneAmerica business transferred to the Company in cash.

Income (loss) related to consolidated investment entities decreased $46 million from $78 million to $32 million primarily due to:

•overall market impacts to limited partnership valuations.

Total Benefits and Expenses

Total benefits and expenses increased $32 million from $1,764 million to $1,796 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders decreased $16 million from $851 million to $835 million primarily due to:

•favorable loss reserve development in the current period associated with the Stop Loss business in Health Solutions.

The decrease was partially offset by:

•unfavorable claims development in Group Life and Voluntary products in Health Solutions;
•interest credited to participants associated with onboarded OneAmerica spread-based assets in Wealth Solutions;
•an unfavorable change in market risk benefits driven by equity market performance and interest rate movements; and
•unfavorable changes in the fair value of embedded derivatives associated with businesses exited primarily due to changes in interest rates, which are mostly offset by a corresponding amount in Net gains (losses).

Operating expenses increased $25 million from $799 million to $824 million primarily due to:

•onboarded business from OneAmerica in Wealth Solutions;
•investments in Short-Term Disability and Leave Management in Health Solutions;
•higher seasonal expenses in Investment Management;
•higher severance costs in the current period; and
•closing costs incurred in the current period associated with the OneAmerica transaction.

The increase was partially offset by:

•actions to efficiently manage spend; and
•lower integration costs associated with prior acquisitions in the current period.

Operating expenses related to consolidated investment entities increased $15 million from $28 million to $43 million primarily due to:

•an increase in interest costs of limited partnerships.

Income Tax Expense/(Benefit)

Income tax expense/(benefit) changed $23 million from a benefit of $1 million to an expense of $22 million primarily due to:

•the Security Life of Denver Company capital loss carryback recorded in 2024. For more details, see the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8. of the Annual Report on Form 10-K.; and
•a change in noncontrolling interest.

The change was partially offset by:

•a decrease in income before income taxes.

Adjustments from Income (Loss) before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

The summary below reconciles Income (loss) before income taxes to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
Income (loss) before income taxes	$173	$287	$(114)

Less adjustments:
Net investment gains (losses)	(2)	63	(65)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(39)	(32)	(7)
Income (loss) attributable to noncontrolling interests	(5)	37	(42)
Dividend payments made to preferred shareholders	17	17	—
Other adjustments(1)	(30)	(23)	(7)
Total adjustments to income (loss) before income taxes	(59)	63	(122)

Total adjusted operating earnings before income taxes	$232	$224	$8

Adjusted operating earnings before income taxes by segment:
Wealth Solutions	$207	$186	$21
Health Solutions	46	59	(13)
Investment Management	53	53	—
Corporate	(63)	(64)	1
Total including noncontrolling interest	243	235	8
Less: Earning (loss) attributable to the noncontrolling interest(2)	11	11	—
Total	$232	$224	$8
(1) Primarily consists of acquisition and integration costs associated with recent transactions and amortization of acquisition-related intangible assets. For the three months ended March 31, 2025, also includes $8 million, pre-tax, of severance costs.
(2) Reflects Allianz's 24% ownership stake in the results of VIM Holdings LLC.

Consolidated - Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Adjustments to Income (loss) before income taxes

Net investment gains (losses) changed $65 million from a gain of $63 million to a loss of $2 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements;
•unfavorable market risk benefit remeasurements primarily due to equity market performance and interest rate movements in the prior period; and
•higher impairments in the current period compared to the prior period.

The unfavorable change was partially offset by:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment decreased $7 million from a loss of $32 million to a loss of $39 million primarily due to:

•an unfavorable change in market risk benefits driven by equity market performance and interest rate movements; and
•net unfavorable market value changes on embedded derivatives primarily due to interest rate movements.

Other adjustments to operating earnings decreased $7 million from a loss of $23 million to a loss of $30 million primarily due to:

•higher severance costs in the current period; and
•closing costs incurred in the current period associated with the OneAmerica transaction.

The decrease was partially offset by:

•lower integration costs associated with prior acquisitions in the current period.

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

Wealth Solutions

The following table presents Adjusted operating earnings before income taxes of our Wealth Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Adjusted operating revenues:
Net investment income and net gains (losses)	$458	$437
Fee income	318	263
Other revenue	22	19
Total adjusted operating revenues	798	719
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	231	216
Operating expenses	333	296
Net amortization of DAC/VOBA	27	21
Total operating benefits and expenses	591	534
Adjusted operating earnings before income taxes	$207	$186

The following table presents Net revenue and Adjusted operating margin for our Wealth Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Adjusted operating earnings before income taxes	$207	$186

Total adjusted operating revenues	798	719
Less: Interest credited and other benefits to contract owners/policyholders	231	216
Net revenue	$567	$504

Adjusted operating margin (1)	36.5%	36.9%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents Total Client Assets by product group, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of March 31,
($ in millions)	2025	2024
Full Service	$228,601	$196,607
Recordkeeping	401,122	315,134
Total Defined Contribution	629,723	511,741
Investment-only Stable Value	36,157	34,814
Retail Client and Other Assets (1)	36,043	34,694
Eliminations	(7,743)	(7,387)
Total Client Assets by product group	$694,180	$573,861
(1) Other assets includes other guaranteed payout products and non-qualified retirement plans.

The following table presents Total Client Assets by source of earnings, which comprise total AUM and AUA, for our Wealth Solutions segment as of the dates indicated:

	As of March 31,
($ in millions)	2025	2024
Fee-based	$601,790	$486,196
Spread-based (1)	33,306	30,746
Investment-only Stable Value	36,157	34,814
Retail Client Assets	30,670	29,492
Eliminations	(7,743)	(7,387)
Total Client Assets by source of earnings	$694,180	$573,861
(1) Spread-based client assets include Full Service, as well as proprietary IRA mutual fund products and other guaranteed payout products.

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Wealth Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Deposits	$7,923	$6,409
Surrenders, benefits and product charges	(8,546)	(6,386)
Total Full Service Net flows	(622)	22
Recordkeeping Net Flows	30,027	(312)
Total Defined Contribution Net Flows(1)	$29,404	$(289)

Investment-only Stable Value Net Flows	$1,159	$(919)
(1) Total of Full Service and Recordkeeping.

Wealth Solutions - Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Adjusted operating earnings before income taxes increased $21 million from $186 million to $207 million primarily due to:

•onboarded OneAmerica fee and spread-based assets, higher average equity markets, and positive defined contribution flows; and
•actions to efficiently manage spend.

The increase was partially offset by:

•higher expenses which primarily reflects the onboarded business and amortization of the VOBA asset from the OneAmerica transaction.

Health Solutions

The following table presents Adjusted operating earnings before income taxes of the Health Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Adjusted operating revenues:
Net investment income and net gains (losses)	$36	$38
Fee income	18	18
Premiums	734	797
Other revenue	53	51
Total adjusted operating revenues	841	905
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	551	613
Operating expenses	234	224
Net amortization of DAC/VOBA	9	8
Total operating benefits and expenses	795	846
Adjusted operating earnings before income taxes	$46	$59

The following table presents Net revenue and Adjusted operating margin for our Health Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Adjusted operating earnings before income taxes	$46	$59

Total adjusted operating revenues	841	905
Less: Interest credited and other benefits to contract owners/policyholders	551	613
Net revenue	$290	$293

Adjusted operating margin (1)	16.0%	20.3%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents sales, gross premiums and in-force for our Health Solutions segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Sales by Product Line:
Group life and Disability	$74	$130
Stop loss	265	537
Total group products	339	667
Voluntary and Other (1)	99	142
Total sales by product line	$438	$809

Total gross premiums and deposits	$846	$900

Group life and Disability	$971	$989
Stop loss	1,589	1,839
Voluntary and Other (1)	1,117	1,033
Total annualized in-force premiums and fees	$3,677	$3,861

Loss Ratios:
Group life (interest adjusted)	90.3%	81.0%
Stop loss	75.0%	84.2%
Total Aggregate Loss Ratio	72.0%	73.8%
Total Aggregate Loss Ratio Trailing Twelve Months	79.4%	69.5%
(1) Includes benefit administration annual recurring revenue and Health Account Solutions products.

Health Solutions - Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Adjusted Operating earnings before income taxes decreased $13 million from $59 million to $46 million primarily due to:

•lower premiums driven by actions to improve the Stop Loss business, partially offset by growth in the Voluntary business; and
•higher operating expenses primarily driven by investments in Short-Term Disability and Leave Management.

The decrease was partially offset by:

•lower benefits to policyholders due to favorable loss reserve development in the current period associated with the Stop Loss business, partially offset by unfavorable claim developments in Group Life and Voluntary products; and
•actions to efficiently manage spend.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Adjusted operating revenues:
Net investment income and net gains (losses)	$6	$9
Fee income	236	227
Other revenue	1	(1)
Total adjusted operating revenues	243	234
Operating benefits and expenses:
Operating expenses	190	181
Total operating benefits and expenses	190	181
Adjusted operating earnings before income taxes including noncontrolling interest	53	53
Less: Earnings (loss) attributable to the noncontrolling interest(1)	12	12
Adjusted operating earnings before income taxes	$41	$42
(1) Reflects Allianz's 24% ownership stake in the results of VIM Holdings LLC.

The following table presents Net revenue and Adjusted operating margin for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Adjusted operating earnings before income taxes including noncontrolling interest	$53	$53

Total adjusted operating revenues	243	234
Net revenue	$243	$234
Adjusted operating margin (1)	21.8%	22.7%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees, for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Investment Management intersegment revenues	$22	$20

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of March 31,
($ in millions)	2025	2024
External clients:
Institutional(1)	$161,220	$148,489
Retail(1)	147,025	148,710
Total external clients	308,245	297,199
General account	36,734	34,138
Total AUM	344,978	331,337
AUA(2)	50,162	52,942
Total AUM and AUA	$395,140	$384,278
(1) Includes assets associated with the divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Net Flows:
Institutional	$5,187	$(1,225)
Retail (1)	2,496	1,800
Net Flows excluding Net Flows from Divested Businesses	7,683	574
Divested businesses	(374)	(651)
Total	$7,310	$(76)
(1) Includes reinvested dividends.

Investment Management - Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Adjusted operating earnings before income taxes including noncontrolling interest did not change. The following are improvements to earnings:

•higher fee-based revenues benefiting from strong commercial momentum and favorable market impacts; and
•actions to efficiently manage spend.

These improvements were offset by:

•higher operating expenses driven by seasonal expenses; and
•lower investment capital returns primarily driven by overall market performance.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Adjusted operating revenues:
Net investment income and net gains (losses)	$6	$4
Total adjusted operating revenues	6	4
Operating benefits and expenses:
Operating expenses(1)	22	23
Interest expense(2)	47	45
Total operating benefits and expenses	69	68
Adjusted operating earnings before income taxes including noncontrolling interest	(63)	(64)
Less: Earnings (loss) attributable to the noncontrolling interest	(1)	(1)
Adjusted operating earnings before income taxes	$(62)	$(63)
(1) Includes expenses from corporate activities and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Adjusted operating earnings before income taxes including noncontrolling interest improved $1 million from a loss of $64 million to a loss of $63 million primarily due to:

•adjustments to incentive compensation mostly offset by higher expenses not directly related to the segments.

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

The following table presents alternative investment income and average assets of alternative investments for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Wealth Solutions:
Alternative investment income	$22	$24
Average alternative investment	1,591	1,459
Health Solutions:
Alternative investment income	3	6
Average alternative investment	238	243
Investment Management:
Alternative investment income	5	6
Average alternative investment	326	312

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

We estimate that our excess capital (which we define as the amount of total adjusted capital in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of March 31, 2025, was approximately $150 million. As of March 31, 2025, our estimated combined RBC ratio was 385%. Excess capital and the estimated RBC ratio are both adjusted for certain intercompany loans and transactions.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Three Months Ended March 31,
($ in millions)	2025	2024
Beginning cash and cash equivalents balance	$217	$206
Sources:
Dividends and returns of capital from subsidiaries	84	163
Loans from subsidiaries, net of repayments	622	150
Settlement of amounts due from subsidiaries and affiliates, net	3	—
Asset maturities and investment income, net	7	—
Other, net	—	45
Total sources	716	358
Uses:
Payment of interest expense	43	36
Payment for business acquisitions	50	—
Loans to subsidiaries, net of repayments	99	51
Settlement of amounts paid to subsidiaries and affiliates, net	—	12
Amounts paid to subsidiaries under tax sharing agreements, net	6	1
Payment of income taxes, net	—	1
Common stock acquired - share repurchase	—	172
Share-based compensation	33	34
Dividends paid on preferred stock	17	17
Dividends paid on common stock	43	41
Debt maturity(1)	400	—
Collateral delivered, net	8	10
Asset purchases and investment expense, net	—	13
Derivatives, net	20	—
Other, net	39	—
Total uses	758	388
Net increase (decrease) in cash and cash equivalents	(42)	(30)
Ending cash and cash equivalents balance	$175	$176

Liquid short-term investments(2)	25	50

Ending cash, cash equivalents and liquid short-term investments(3)	$200	$226
(1) See Put Option Agreement for Senior Debt Issuance below for further detail.
(2) Short-term investments have maturities of one year or less, but greater than three months, are liquid and primarily consist of commercial paper investments rated BBB+ or greater.
(3) Total met or exceeded the holding company's liquidity target of $200 million. Total ending liquidity excludes $19 million of U.S. Treasury securities with a maturity of 397 days for the period ended March 31, 2025.

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

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the three months ended March 31, 2025. As of March 31, 2025, our remaining repurchase capacity under the Board's authorization was $761 million.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Dividends paid on common shares	$43	$41
Repurchases of common shares (at cost)	—	172
Total	$43	$213

Debt

As of March 31, 2025, we had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the three months ended March 31, 2025:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Total long-term debt	$2,103	$—	$—	$—	$2,103

See the Financing Agreements and Shareholders' Equity Notes to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details on changes in debt and equity during the year.

Put Option Agreement for Senior Debt Issuance

See the Financing Agreements Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information on the Put Option and the 3.976% Senior Notes due 2025. The Company repaid the $400 million outstanding principal amount of its 3.976% Senior Notes upon maturity on February 14, 2025. The put option agreement expired on February 15, 2025.

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

We did not recognize any asset or liability as of March 31, 2025 in relation to intercompany indemnifications, guarantees or support agreements. As of March 31, 2025, no guarantees existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 3% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of March 31, 2025, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.4 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of March 31, 2025, Voya Financial, Inc. had $799 million in outstanding borrowings from subsidiaries and had loaned $491 million to its subsidiaries.

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

Our Principal Insurance Subsidiaries domiciled in Connecticut and Minnesota both have ordinary dividend capacity for 2025. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies.

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$84	$163	$—	$—
ReliaStar Life Insurance Company ("RLI") (MN)	—	57	—	—

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are mostly related to commitments to either purchase or sell securities, mortgage loans or money market instruments, at a specified future date and at a specified price or yield. In addition, off-balance sheet arrangements include obligations to return non-cash collateral under our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default. For information regarding off-balance sheet arrangements, see the Investments (excluding Consolidated Investment Entities) Note and the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our total capitalization. The following table presents our leverage ratios for the periods indicated:

	March 31,	December 31,
($ in millions)	2025	2024
Financial Debt
Total financial debt	$2,104	$2,502
Other financial obligations(1)	298	304
Total financial obligations	2,402	2,806
Mezzanine equity
Redeemable noncontrolling interest	214	219
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	5,952	5,855
Total equity, excluding AOCI	6,564	6,467
AOCI	(2,181)	(2,462)
Total Voya Financial, Inc. shareholders' equity	4,383	4,005
Noncontrolling interest	1,764	1,783
Total shareholders' equity	$6,147	$5,788
Capital
Capitalization(3)	$6,487	$6,507
Adjusted capitalization excluding AOCI(4)	$10,944	$11,275
Leverage Ratios
Debt-to-Capital Ratio(5)	32.4%	38.5%
Financial Leverage excluding AOCI(6)	27.5%	30.3%
(1) Includes operating leases, finance leases, and unfunded pension plan after-tax.
(2) Includes preferred stock par value and additional paid-in-capital.
(3) Includes Total Financial Debt and Total Voya Financial, Inc. Shareholders' Equity.
(4) Includes Total Financial Obligations, Mezzanine Equity and Total Shareholders' Equity excluding AOCI.
(5) Total Financial Debt divided by Capitalization.
(6) Total Financial Obligations and Preferred equity divided by Adjusted Capitalization excluding AOCI.

Our Financial Leverage Ratio, excluding AOCI, decreased from 30.3% at December 31, 2024 to 27.5% at March 31, 2025. This decrease was primarily due to the repayment at maturity of the $400 million outstanding principal amount of 3.976% Senior Notes on February 14, 2025, using the proceeds from the September 20, 2024 issuance of $400 million of unsecured 5.0% Senior Notes due 2034.

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

For further information refer to the critical accounting estimates described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K.

As of March 31, 2025, there have been no material changes to the disclosures made in Critical Accounting Judgments and Estimates in Part II. Item 7. of our Annual Report on Form 10-K.

Income Taxes

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% corporate alternative minimum tax ("CAMT"). The CAMT is effective in taxable years beginning after December 31, 2022. In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. While we do not expect to be subject to the CAMT for 2025, we are continuing to review the proposed regulations, and our CAMT determination will need to be evaluated in light of future guidance.

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

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2025
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$475	$—	$—	$—	$—	$—	$475
U.S. Government agencies and authorities	31	—	—	—	—	—	31
State, municipalities and political subdivisions	499	32	2	—	—	—	533
U.S. corporate public securities	2,319	4,935	182	20	6	—	7,462
U.S. corporate private securities	2,255	2,712	386	93	2	—	5,448
Foreign corporate public securities and foreign governments(1)	788	1,615	150	68	—	—	2,621
Foreign corporate private securities(1)	375	2,185	185	—	43	—	2,788
Residential mortgage-backed securities	3,708	16	6	3	9	8	3,750
Commercial mortgage-backed securities	2,597	339	109	49	21	—	3,115
Other asset-backed securities	2,685	253	17	12	1	34	3,002
Total fixed maturities	$15,732	$12,087	$1,037	$245	$82	$42	$29,225
% of Fair Value	53.8%	41.4%	3.5%	0.8%	0.3%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2024
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$472	$—	$—	$—	$—	$—	$472
U.S. Government agencies and authorities	30	—	—	—	—	—	30
State, municipalities and political subdivisions	547	31	2	—	—	—	580
U.S. corporate public securities	2,207	4,603	165	16	17	—	7,008
U.S. corporate private securities	2,042	2,505	349	85	2	—	4,983
Foreign corporate public securities and foreign governments(1)	749	1,525	131	59	8	—	2,472
Foreign corporate private securities(1)	329	2,017	147	—	44	—	2,537
Residential mortgage-backed securities	3,418	29	5	4	8	7	3,471
Commercial mortgage-backed securities	2,570	386	107	48	21	—	3,132
Other asset-backed securities	2,460	256	8	12	1	32	2,769
Total fixed maturities	$14,824	$11,352	$914	$224	$101	$39	$27,454
% of Fair Value	54.0%	41.3%	3.3%	0.8%	0.4%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	March 31, 2025
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$475	$—	$—	$—	$475
U.S. Government agencies and authorities	—	31	—	—	—	31
State, municipalities and political subdivisions	19	300	179	32	3	533
U.S. corporate public securities	18	329	2,133	4,782	200	7,462
U.S. corporate private securities	8	314	1,839	2,701	586	5,448
Foreign corporate public securities and foreign governments(1)	—	121	714	1,561	225	2,621
Foreign corporate private securities(1)	—	38	302	2,221	227	2,788
Residential mortgage-backed securities	1,303	2,278	3	14	152	3,750
Commercial mortgage-backed securities	181	1,400	618	753	163	3,115
Other asset-backed securities	468	627	1,575	250	82	3,002
Total fixed maturities	$1,997	$5,913	$7,363	$12,314	$1,638	$29,225
% of Fair Value	6.8%	20.2%	25.2%	42.2%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2024
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$472	$—	$—	$—	$472
U.S. Government agencies and authorities	—	30	—	—	—	30
State, municipalities and political subdivisions	37	314	195	31	3	580
U.S. corporate public securities	25	321	1,977	4,487	198	7,008
U.S. corporate private securities	8	309	1,607	2,522	537	4,983
Foreign corporate public securities and foreign governments(1)	—	122	662	1,487	201	2,472
Foreign corporate private securities(1)	—	38	215	2,087	197	2,537
Residential mortgage-backed securities	1,197	2,081	19	22	152	3,471
Commercial mortgage-backed securities	214	1,276	631	829	182	3,132
Other asset-backed securities	302	593	1,553	260	61	2,769
Total fixed maturities	$1,783	$5,556	$6,859	$11,725	$1,531	$27,454
% of Fair Value	6.5%	20.2%	25.0%	42.7%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

As of March 31, 2025 and December 31, 2024, we held fixed maturities rated BBB of $12,314 and $11,725, respectively. Our higher allocation to BBB relative to industry peers is a function of our underweight to high yield debt and preference for private credit, which is primarily a BBB market. Private credit within the BBB space provides issuer diversification, offers a higher overall return profile, and includes stronger credit protections that come with better covenant structures.

Unrealized Capital Losses

As of March 31, 2025 and December 31, 2024, we held eight and nine fixed maturities with unrealized capital loss in excess of $10 million, respectively. As of March 31, 2025 and December 31, 2024, the unrealized capital losses on these fixed maturities equaled $88 million or 3.5% and $114 million or 4.0% of the total unrealized losses, respectively.

See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	March 31, 2025			December 31, 2024
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$1,736	$1,742	98.8%	$1,708	$1,708	98.1%
2	7	8	0.4%	19	20	1.1%
3	—	—	—%	—	—	—%
4	—	1	0.1%	—	1	0.1%
5	4	6	0.3%	4	5	0.3%
6	7	8	0.4%	6	7	0.4%
Total	$1,754	$1,765	100.0%	$1,737	$1,741	100.0%

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

The following table presents the notional amounts and fair values of interest rate derivatives not qualifying for hedge accounting and used in our CMO-B portfolio as of the dates indicated:

	March 31, 2025			December 31, 2024
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Interest Rate Contracts	$11,484	$115	$238	$11,669	$141	$271

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	March 31, 2025			December 31, 2024
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$209	$208	11.8%	$196	$190	10.9%
Interest Only (IO)	939	940	53.3%	941	942	54.1%
Inverse IO	441	447	25.3%	411	414	23.8%
Principal Only (PO)	57	57	3.2%	57	57	3.3%
Floater	4	4	0.2%	4	4	0.2%
Agency Credit Risk Transfer	96	100	5.7%	114	119	6.8%
Other	8	9	0.5%	14	15	0.9%
Total	$1,754	$1,765	100.0%	$1,737	$1,741	100.0%

During the three months ended March 31, 2025, the market value of our CMO-B securities portfolio was higher on a combination of transactional activity and valuation movements among tranche types.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Net investment income	$72	$64
Net gains (losses)(1)	(25)	19
Income before income taxes	$47	$83
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Income (loss) before income taxes	$47	$83
Realized gains (losses) including impairment	(1)	—
Fair value adjustments	(9)	(34)
Total adjustments to income (loss)	(10)	(34)
Adjusted operating earnings before income taxes	$37	$49

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	March 31, 2025
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,180	$15	$39	$(1)	$2,155
Prime Non-Agency	1,551	13	178	—	1,386
Alt-A	159	3	5	1	158
Sub-Prime(1)	60	2	2	—	60
Total	$3,950	$33	$224	$—	$3,759
(1) Includes subprime other asset backed securities.

	December 31, 2024
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,026	$12	$51	$(5)	$1,982
Prime Non-Agency	1,625	12	208	—	1,429
Alt-A	48	4	1	1	52
Sub-Prime(1)	20	1	1	—	20
Total	$3,719	$29	$261	$(4)	$3,483
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities by origination as of the dates indicated:

	March 31, 2025
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2025	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2024	—	—	3	3	—	—	—	—	—	—	3	3
2023	—	—	—	—	4	4	—	—	—	—	4	4
2022	22	21	104	78	108	104	73	70	—	—	307	273
2021	66	63	204	141	168	158	261	246	21	19	720	627
Prior	104	97	1,346	1,178	383	352	505	437	206	144	2,544	2,208
Total	$192	$181	$1,657	$1,400	$663	$618	$839	$753	$227	$163	$3,578	$3,115

	December 31, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2024	$—	$—	$3	$3	$—	$—	$—	$—	$—	$—	$3	$3
2023	—	—	4	5	4	4	—	—	—	—	8	9
2022	22	21	112	85	109	106	93	90	—	—	336	302
2021	96	93	210	143	186	173	295	277	21	18	808	704
2020	27	26	40	31	62	53	109	94	24	5	262	209
Prior	84	74	1,201	1,009	320	295	433	368	222	159	2,260	1,905
Total	$229	$214	$1,570	$1,276	$681	$631	$930	$829	$267	$182	$3,677	$3,132

As of March 31, 2025, 83.3% and 10.9% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2024, 82.0% and 12.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	March 31, 2025
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$389	$392	$563	$568	$1,415	$1,427	$106	$107	$69	$52	$2,542	$2,546
Auto-Loans	5	5	—	—	3	3	—	—	—	—	8	8
Student Loans	4	4	61	57	—	—	—	—	—	—	65	61
Credit Card loans	5	5	—	—	—	—	—	—	2	2	7	7
Other Loans	67	61	2	2	155	145	144	140	23	23	391	371
Total(1)	$470	$467	$626	$627	$1,573	$1,575	$250	$247	$94	$77	$3,013	$2,993
(1) Excludes subprime other asset backed securities.

	December 31, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$225	$229	$528	$534	$1,410	$1,433	$123	$125	$68	$52	$2,354	$2,373
Auto-Loans	—	—	—	—	—	—	—	—	—	—	—	—
Student Loans	5	4	61	56	—	—	—	—	—	—	66	60
Credit Card loans	9	9	—	—	—	—	2	2	2	2	13	13
Other Loans	67	60	2	2	132	120	135	129	—	—	336	311
Total(1)	$306	$302	$591	$592	$1,542	$1,553	$260	$256	$70	$54	$2,769	$2,757
(1) Excludes subprime other asset backed securities.

As of March 31, 2025, 89.4% and 8.5% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2024, 88.9% and 9.3% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of March 31, 2025, our mortgage loans on real estate portfolio had a weighted average DSC of 2.08 times and a weighted average LTV ratio of 42.4%. As of December 31, 2024, our mortgage loans on real estate portfolio had a weighted average DSC of 2.03 times, and a weighted average LTV ratio of 43.4%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of March 31, 2025, our total European exposure had an amortized cost and fair value of $2.5 billion and $2.3 billion, respectively. Some of the major country level exposures were in the United Kingdom of $0.9 billion, in The Netherlands of $256 million, in France of $226 million, in Germany of $182 million, in Switzerland of $83 million, in Ireland of $203 million, and in Belgium of $39 million.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the "Parent Issuer") has issued certain notes pursuant to transactions registered under the Securities Act of 1933. As of March 31, 2025, such securities consist of (i) the 3.65% senior notes due 2026, the 5.0% senior notes due 2034, the 5.7% senior notes due 2043, and the 4.8% senior notes due 2046, with an aggregate principal amount of $1.5 billion (collectively, the "Senior Notes") and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million (the "Junior Subordinated Notes" and, together with the Senior Notes, the "Registered Notes"). As of December 31, 2024, such securities consist of (i) the 3.976% senior notes due 2025, which was repaid at maturity on February 14, 2025, the 3.65% senior notes due 2026, the 5.0% senior notes due 2034, the 5.7% senior notes due 2043, and the 4.8%

senior notes due 2046, with an aggregate principal amount of $1.9 billion and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million.

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated:

	As of and for the
($ in millions)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Summarized Statements of Operations Information:
Total revenues	$1	$57
Total benefits and expenses	51	171
Income (loss), net of tax	(47)	(96)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(47)	(96)
Net income (loss) available to Obligor Group	(47)	(96)

Summarized Balance Sheets Information:
Total investments	64	44
Cash and cash equivalents	176	217
Deferred income taxes	854	863
Goodwill	94	94
Loans to non-obligated subsidiaries	491	387
Due from non-obligated subsidiaries	30	—
Total assets	1,749	1,612

Short-term debt with non-obligated subsidiaries	773	176
Due to non-obligated subsidiaries	11	11
Short-term debt	—	399
Long-term debt	2,103	2,103
Total liabilities	$3,161	$2,852

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of March 31, 2025:

			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$29,225	$(1,702)	$1,883
Mortgage loans on real estate	—	5,428	(170)	181
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	37,362	(1,289)	1,577
Funding agreements with fixed maturities	—	1,303	—	—
Supplementary contracts and immediate annuities	—	506	(36)	8
Derivatives:
Interest rate contracts	14,460	63	146	(181)
Long-term debt	—	2,042	(79)	88
Stabilizer and MCGs	—	16	17	—
Embedded derivatives within reinsurance	—	(20)	23	(26)
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

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2025:

			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$209	$21	$(21)
Limited partnerships/corporations	—	1,881	110	(110)
Derivatives:
Equity futures and total return swaps	238	(3)	20	(20)
Equity options	35	1	—	—
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
January 1, 2025- January 31, 2025	36,301	$70.26	—	$761
February 1, 2025 - February 28, 2025	418,951	75.64	—	761
March 1, 2025 - March 31, 2025	1,463	69.58	—	761
Total	456,715	$75.20	—	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended March 31, 2025, there was an increase of 456,715 treasury shares in connection with such withholding activities.
(2) This share repurchase authorization expires on December 31, 2025 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

Item 5.         Other Information

During the three months ended March 31, 2025, none of the Company's directors and officers (as defined in Rule 16a-1(f)) adopted or terminated any trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6.        Exhibits

See Exhibit Index on the following page.

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
10.1+	Form of 2025 Executive Officer Award Agreement pursuant to the Voya Financial 2024 Omnibus Incentive Plan
10.2+	Form of 2025 Award Agreement pursuant to the Voya Financial 2024 Omnibus Incentive Plan
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Heather H. Lavallee, Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Michael R. Katz, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Heather H. Lavallee, Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Michael R. Katz, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+ Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2025			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

