Form 10-Q
period 2025-06-30
Voya Financial, Inc.
filed 2025-08-07
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2025, 96,417,788 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended June 30, 2025

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

PART I.    FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $28,144 and $26,536 as of 2025 and 2024, respectively; net of allowance for credit losses of $52 and $38 as of 2025 and 2024, respectively)	$26,138	$24,089
Fixed maturities, at fair value using the fair value option	1,874	1,849
Equity securities, at fair value	210	246
Short-term investments	189	94
Mortgage loans on real estate (net of allowance for credit losses of $19 and $24 as of 2025 and 2024, respectively)	5,512	4,675
Policy loans	331	342
Limited partnerships/corporations	1,970	1,836
Derivatives	199	303
Other investments	79	67
Securities pledged (amortized cost of $1,140 and $1,665 as of 2025 and 2024, respectively)	1,077	1,523
Total investments	37,579	35,024
Cash and cash equivalents	1,179	1,399
Short-term investments under securities loan agreements, including collateral delivered	1,004	1,042
Accrued investment income	414	396
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $15 and $16 as of 2025 and 2024, respectively)	10,965	11,284
Deferred policy acquisition costs ("DAC") and Value of business acquired ("VOBA")	2,472	2,148
Deferred income taxes	1,979	2,134
Goodwill	804	748
Other intangibles, net	839	832
Other assets (net of allowance for credit losses of $1 as of 2025 and 2024)	3,283	2,312
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	2,870	3,067
Cash and cash equivalents	142	115
Corporate loans, at fair value using the fair value option	1,399	1,434
Other assets	229	278
Assets held in separate accounts	107,278	101,676
Total assets	$172,436	$163,889

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
Liabilities:
Future policy benefits	$9,215	$9,332
Contract owner account balances	40,450	37,104
Payables under securities loan and repurchase agreements, including collateral held	1,128	1,309
Short-term debt	447	399
Long-term debt	1,657	2,103
Derivatives	309	332
Other liabilities	2,846	2,886
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,103	1,101
Other liabilities	1,450	1,640
Liabilities related to separate accounts	107,278	101,676
Total liabilities	$165,883	$157,882

Commitments and Contingencies (Note 18)

Mezzanine equity:
Redeemable noncontrolling interest	$215	$219

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2025 and 2024)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 107,019,403 and 105,592,281 shares issued as of 2025 and 2024, respectively; 96,343,965 and 95,497,265 shares outstanding as of 2025 and 2024, respectively)	1	1
Treasury stock (at cost; 10,675,438 and 10,095,016 shares as of 2025 and 2024, respectively)	(796)	(754)
Additional paid-in capital	6,321	6,266
Accumulated other comprehensive income (loss)	(2,067)	(2,462)
Retained earnings:
Unappropriated	1,170	954
Total Voya Financial, Inc. shareholders' equity	4,629	4,005
Noncontrolling interest	1,709	1,783
Total shareholders' equity	6,338	5,788
Total liabilities, mezzanine equity and shareholders' equity	$172,436	$163,889

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Net investment income	$584	$518	$1,144	$1,047
Fee income	577	517	1,147	1,030
Premiums	718	790	1,455	1,590
Net gains (losses)	(41)	(4)	(75)	39
Other revenue	100	98	204	186
Income related to CIEs:
Net investment income	43	114	75	192
Total revenues	1,981	2,033	3,950	4,084
Benefits and expenses:
Policyholder benefits	541	598	1,120	1,203
Interest credited to contract owner account balances	260	245	516	491
Operating expenses	857	752	1,681	1,551
Net amortization of DAC and VOBA	58	56	120	112
Interest expense	28	30	60	60
Operating expenses related to CIEs:
Interest expense	35	68	70	95
Other expense	14	8	22	9
Total benefits and expenses	1,793	1,757	3,589	3,521
Income before income taxes	188	276	361	563
Income tax expense (benefit)	27	41	49	40
Net income	161	235	312	523
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(5)	30	(10)	67
Net income available to Voya Financial, Inc.	166	205	322	456
Less: Preferred stock dividends	4	4	21	21
Net income available to Voya Financial, Inc.'s common shareholders	$162	$201	$301	$435

Net income available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$1.69	$2.00	$3.14	$4.29
Diluted	$1.66	$1.96	$3.09	$4.20

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$161	$235	$312	$523
Other comprehensive income (loss), before tax:
Change in current discount rate	16	34	28	72
Unrealized gains (losses) on investments	128	(178)	472	(303)
Other comprehensive income (loss), before tax	144	(144)	500	(231)
Income tax expense (benefit) related to items of other comprehensive income (loss)	30	(30)	105	(48)
Other comprehensive income (loss), after tax	114	(114)	395	(183)
Comprehensive income	275	121	707	340
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(5)	30	(10)	67
Comprehensive income attributable to Voya Financial, Inc.	$280	$91	$717	$273

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2025 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of April 1, 2025	$1	$(788)	$6,299	$(2,181)	$1,052	$4,383	$1,764	$6,147	$214
Comprehensive income (loss):
Net income (loss)	—	—	—	—	166	166	(16)	150	11
Other comprehensive income, after tax	—	—	—	114	—	114	—	114	—
Total comprehensive income (loss)						280	(16)	264	11
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	(2)	(2)	—
Dividends on preferred stock	—	—	—	—	(4)	(4)	—	(4)	—
Dividends on common stock	—	—	—	—	(44)	(44)	—	(44)	—
Share-based compensation	—	(8)	22	—	(1)	13	—	13	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	1	1	(37)	(36)	(10)
Balance as of June 30, 2025	$1	$(796)	$6,321	$(2,067)	$1,170	$4,629	$1,709	$6,338	$215

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2025 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2025	$1	$(754)	$6,266	$(2,462)	$954	$4,005	$1,783	$5,788	$219
Comprehensive income (loss):
Net income (loss)	—	—	—	—	322	322	(31)	291	21
Other comprehensive income (loss), after tax	—	—	—	395	—	395	—	395	—
Total comprehensive income (loss)						717	(31)	686	21
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	(2)	(2)	—
Common stock issuance	—	—	3	—	—	3	—	3	—
Dividends on preferred stock	—	—	—	—	(21)	(21)	—	(21)	—
Dividends on common stock	—	—	—	—	(87)	(87)	—	(87)	—
Share-based compensation	—	(42)	52	—	(1)	9	—	9	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	3	3	(41)	(38)	(25)
Balance as of June 30, 2025	$1	$(796)	$6,321	$(2,067)	$1,170	$4,629	$1,709	$6,338	$215

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2024 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of April 1, 2024	$1	$(263)	$6,187	$(2,469)	$697	$4,153	$1,544	$5,697	$174
Comprehensive income (loss):
Net income	—	—	—	—	205	205	18	223	12
Other comprehensive income (loss), after tax	—	—	—	(114)	—	(114)	—	(114)	—
Total comprehensive income (loss)						91	18	109	12
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	(2)	(2)	—
Common stock acquired - Share repurchase	—	(176)	—	—	—	(176)	—	(176)	—
Dividends on preferred stock	—	—	—	—	(4)	(4)	—	(4)	—
Dividends on common stock	—	—	—	—	(40)	(40)	—	(40)	—
Share-based compensation	—	(9)	31	—	(1)	21	—	21	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	(2)	(2)	83	81	(3)
Balance as of June 30, 2024	$1	$(448)	$6,218	$(2,583)	$855	$4,043	$1,643	$5,686	$183

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

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$563	$547
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	4,115	2,498
Equity securities	82	36
Mortgage loans on real estate	391	371
Limited partnerships/corporations	107	128
Acquisition of:
Fixed maturities	(3,800)	(1,659)
Equity securities	(42)	(59)
Mortgage loans on real estate	(447)	(173)
Limited partnerships/corporations	(214)	(200)
Short-term investments, net	(42)	115
Derivatives, net	(44)	148
Sales from CIEs	664	999
Purchases within CIEs	(1,140)	(1,387)
Collateral received (delivered), net	(156)	82
Receipts on deposit asset contracts	64	126
Cash and cash equivalents acquired from business acquisitions, net of cash paid (1)	224	—
Other, net	(41)	(35)
Net cash provided by (used in) investing activities	(279)	990
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,002	1,434
Maturities and withdrawals from investment contracts	(2,723)	(2,986)
Repayments of long-term debt, including current maturities	(400)	—
Borrowings of CIEs	719	463
Repayments of borrowings of CIEs	(831)	(421)
Contributions from (distributions to) participants in CIEs, net	965	550
Proceeds from issuance of common stock, net	3	3
Common stock acquired - Share repurchase	—	(348)
Dividends paid on preferred stock	(21)	(21)
Dividends paid on common stock (including dividend equivalent payments of $3 as of 2025 and 2024)	(90)	(84)
Other, net	(101)	(65)
Net cash provided by (used in) financing activities	(477)	(1,475)
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	(193)	62
Cash and cash equivalents, including cash in CIEs, beginning of period	1,514	1,118
Cash and cash equivalents, including cash in CIEs, end of period	$1,321	$1,180
(1) Includes $274 of cash equivalents received in 2025 as part of the OneAmerica acquisition.
	June 30, 2025	December 31, 2024
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents	$1,179	$1,399
Cash and cash equivalents in CIEs	142	115
Total cash and cash equivalents, including cash in CIEs	$1,321	$1,514

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc., together with its subsidiaries (collectively, the "Company"), is a financial services organization that offers a broad range of retirement services, group insurance and supplemental health products, investment management services and mutual funds primarily in the United States. On August 5, 2025, the Company announced it would return to using its prior segment names — Retirement and Employee Benefits, replacing Wealth Solutions and Health Solutions, respectively. The naming convention better reflects and aligns with the services and solutions the Company provides today in the client markets served by those segments. The change in names did not affect the amounts reported by segment in the Company's financial statements. The Company will continue to provide its products and services through three segments: Retirement, Investment Management and Employee Benefits. Activities not directly related to the Company's segments and certain run-off activities that are not meaningful to the Company's business strategy are included within Corporate. See the Segments Note to these Condensed Consolidated Financial Statements.

On January 2, 2025, the Company acquired the full-service retirement plan business of OneAmerica Financial. This acquisition was accomplished through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to the Company's full-service business in Retirement, including incremental assets in emerging and mid-market segments, employee stock ownership plan capabilities and opportunities for distribution partnerships. The purchase consideration at closing included approximately $50 in cash paid, and contingent consideration of up to $160 payable in 2026, based on plan persistency and transition incentives.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2025:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$593	$2	$49	$—	$—	$546
U.S. Government agencies and authorities	30	1	—	—	—	31
State, municipalities and political subdivisions	623	—	107	—	—	516
U.S. corporate public securities	8,257	147	986	—	—	7,418
U.S. corporate private securities	5,557	71	238	—	2	5,388
Foreign corporate public securities and foreign governments(1)	2,770	42	250	—	2	2,560
Foreign corporate private securities(1)	2,949	55	70	—	42	2,892
Residential mortgage-backed securities	3,896	40	223	3	—	3,716
Commercial mortgage-backed securities	3,489	5	454	—	—	3,040
Other asset-backed securities	2,994	32	38	—	6	2,982
Total fixed maturities, including securities pledged	31,158	395	2,415	3	52	29,089
Less: Securities pledged	1,140	—	63	—	—	1,077
Total fixed maturities(3)	$30,018	$395	$2,352	$3	$52	$28,012
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2025, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$687	$683
After one year through five years	4,117	4,074
After five years through ten years	3,713	3,667
After ten years	12,262	10,927
Mortgage-backed securities	7,385	6,756
Other asset-backed securities	2,994	2,982
Fixed maturities, including securities pledged	$31,158	$29,089

As of June 30, 2025 and December 31, 2024, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholders' equity.

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

In the normal course of business, the Company receives cash collateral and non-cash collateral in the form of securities. If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. Securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. See Restricted Assets within the Commitments and Contingencies Note to these Condensed Consolidated Financial Statements for information regarding assets pledged and collateral received in securities lending agreements.

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	June 30, 2025	December 31, 2024
U.S. Treasuries	$26	$22
U.S. corporate public securities	427	601
Short-term investments	85	241
Foreign corporate public securities and foreign governments	207	258
Total(1)	$745	$1,122
(1) As of June 30, 2025 and December 31, 2024, liabilities to return cash collateral were $732 and $736, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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

Allowance for credit losses

The following tables presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the periods presented:

	Six Months Ended June 30, 2025
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$6	$17	$2	$9	$4	$38
Credit losses on securities for which credit losses were not previously recorded	2	—	—	33	2	37
Reductions for securities sold during the period	(6)	(17)	—	—	—	(23)
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—	—
Balance as of June 30	$2	$—	$2	$42	$6	$52

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

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of June 30, 2025
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$344	$18	$135	$31	$479	$49
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	4	—	495	107	499	107
U.S. corporate public securities	819	60	4,111	926	4,930	986
U.S. corporate private securities	362	4	2,663	234	3,025	238
Foreign corporate public securities and foreign governments	422	11	1,223	239	1,645	250
Foreign corporate private securities	239	2	1,330	68	1,569	70
Residential mortgage-backed	194	2	1,202	221	1,396	223
Commercial mortgage-backed	96	1	2,567	453	2,663	454
Other asset-backed	164	2	309	36	473	38
Total	$2,644	$100	$14,035	$2,315	$16,679	$2,415

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

As of June 30, 2025, the average duration of the Company's fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

As of June 30, 2025 and December 31, 2024, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired. Intent impairments were zero and $19 for the three and six months ended June 30, 2025, respectively. Intent impairments were $5 for the three and six months ended June 30, 2024.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three and six months ended June 30, 2025 and 2024, the Company had no material debt modifications that require such disclosure.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of June 30, 2025 and December 31, 2024, respectively.

	As of June 30, 2025
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2025	$139	$254	$31	$—	$—	$424
2024	153	147	17	—	—	317
2023	92	209	—	—	—	301
2022	264	281	100	—	—	645
2021	243	217	64	—	—	524
Prior	3,122	196	—	—	2	3,320
Total(1)	$4,013	$1,304	$212	$—	$2	$5,531
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of June 30, 2025 and December 31, 2024, respectively.

	As of June 30, 2025
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2025	$249	$102	$73	$—	$424
2024	143	106	62	6	317
2023	169	31	88	13	301
2022	341	100	111	93	645
2021	312	12	87	113	524
Prior	2,515	372	339	94	3,320
Total	$3,729	$723	$760	$319	$5,531
(1) No commercial mortgage loans were secured by land or construction loans.

	As of December 31, 2024
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2024	$161	$93	$28	$2	$284
2023	118	180	48	11	357
2022	295	101	76	144	616
2021	258	16	97	148	519
2020	207	20	20	8	255
Prior	2,018	219	346	85	2,668
Total	$3,057	$629	$615	$398	$4,699
(1) No commercial mortgage loans were secured by land or construction loans.

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of June 30, 2025 and December 31, 2024, respectively.

	As of June 30, 2025
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2025	$76	$58	$126	$25	$19	$62	$29	$14	$15	$424
2024	58	92	49	61	20	16	8	3	10	317
2023	33	43	16	101	38	38	3	26	3	301
2022	152	107	53	90	109	106	1	7	20	645
2021	102	55	112	72	110	52	11	10	—	524
Prior	852	814	643	220	235	242	62	167	85	3,320
Total	$1,273	$1,169	$999	$569	$531	$516	$114	$227	$133	$5,531

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

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of June 30, 2025 and December 31, 2024, respectively.

	As of June 30, 2025
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2025	$107	$202	$112	$—	$3	$—	$—	$424
2024	73	172	57	15	—	—	—	317
2023	121	120	13	15	32	—	—	301
2022	111	260	217	37	10	10	—	645
2021	47	142	203	114	—	9	9	524
Prior	862	837	855	521	51	150	44	3,320
Total	$1,321	$1,733	$1,457	$702	$96	$169	$53	$5,531

	As of December 31, 2024
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$58	$154	$57	$15	$—	$—	$—	$284
2023	124	172	13	16	32	—	—	357
2022	79	261	222	35	10	9	—	616
2021	35	128	218	111	—	18	9	519
2020	55	48	56	96	—	—	—	255
Prior	610	713	640	437	67	155	46	2,668
Total	$961	$1,476	$1,206	$710	$109	$182	$55	$4,699

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2025	December 31, 2024
Allowance for credit losses, beginning of period	$24	$26
Credit losses on mortgage loans for which credit losses were not previously recorded	6	1
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	—	—
Provision for expected credit losses	30	27
Write-offs	(11)	(3)
Allowance for credit losses, end of period	$19	$24

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	June 30, 2025	December 31, 2024
Current	$5,531	$4,673
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	26
Total	$5,531	$4,699

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments or when a loan has matured without being paid off or extended. As of June 30, 2025, the Company had no commercial mortgage loans in non-accrual status. As of December 31, 2024, the Company had $26 of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the six months ended June 30, 2025 and the year ended December 31, 2024 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed maturities	$462	$416	$927	$832
Equity securities	5	4	8	9
Mortgage loans on real estate	69	60	136	121
Policy loans	5	4	10	10
Short-term investments and cash equivalents	10	10	20	20
Limited partnerships and other	55	42	87	90
Gross investment income	606	536	1,188	1,082
Less: Investment expenses	22	18	44	35
Net investment income	$584	$518	$1,144	$1,047

As of June 30, 2025 and December 31, 2024, the Company had $12 and $18, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed maturities, available-for-sale, including securities pledged	$(25)	$(14)	$(24)	$(34)
Fixed maturities, at fair value option	—	(30)	20	(111)
Equity securities, at fair value	1	1	2	4
Derivatives	(26)	40	(79)	176
Embedded derivatives within fixed maturities	3	(1)	7	(2)
Other derivatives	—	(1)	—	—
Standalone derivatives	10	—	11	1
Managed custody guarantees	2	(1)	1	—
Stabilizer	1	(1)	5	(1)
Mortgage loans	2	2	(4)	3
Other investments	(9)	1	(14)	3
Net gains (losses)(1)	$(41)	$(4)	$(75)	$39
(1) Investment gains and losses on sales of securities are generally determined based on the amortized cost of the asset being disposed of using the specific identification method.

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds on sales	$969	$617	$2,379	$1,446
Gross gains	10	8	27	19
Gross losses	9	9	44	36

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of June 30, 2025 and December 31, 2024.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2025			December 31, 2024
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges(2):
Interest rate contracts(3)	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	110	—	4	106	6	—
Cash flow hedges:
Interest rate contracts	11	—	—	11	—	—
Foreign exchange contracts	577	11	25	623	46	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	14,717	177	271	14,633	246	313
Foreign exchange contracts	228	4	5	203	3	6
Equity contracts	284	7	1	286	2	9
Credit contracts	137	—	3	97	—	2
Embedded derivatives and Managed custody guarantees ("MCGs"):
Within fixed maturity investments(4)	N/A	3	—	N/A	—	4
Within reinsurance agreements(5)	N/A	62	32	N/A	55	41
MCGs(6)	N/A	—	3	N/A	—	4
Stabilizer(6)	N/A	—	10	N/A	—	15
Total		$264	$354		$358	$396
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Condensed Consolidated Balance Sheets.
(2) Total carrying amount of hedged assets and liabilities was $320 and $307 as of June 30, 2025 and December 31, 2024, respectively.
(3) Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets and liabilities was $5 and $(8) as of June 30, 2025 and December 31, 2024, respectively, of which includes $2 of hedging adjustments on discontinued hedging relationships.
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

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized	Counterparty Netting(1)	Cash Collateral Netting(1)	Securities Collateral Netting(1)	Net Receivables/ Payables
June 30, 2025
Derivative assets	$199	$(185)	$(9)	$—	$5
Derivative liabilities	309	(185)	(106)	(14)	4
December 31, 2024
Derivative assets	303	(261)	(34)	(3)	5
Derivative liabilities	332	(261)	(58)	(6)	7
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

As of June 30, 2025, the Company held $7 and pledged $104 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2024, the Company held $33 and pledged $56 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2025, the Company delivered $170 of securities and held no securities as collateral. As of December 31, 2024, the Company delivered $159 of securities and held $4 of securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows for the periods indicated:

	2025		2024
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended June 30,
Amount of Gain (Loss) Recognized in Other Comprehensive Income(1)	$—	$(41)	$—	$3
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	1	—	3

Six Months Ended June 30,
Amount of Gain (Loss) Recognized in Other Comprehensive Income(1)	$—	$(57)	$—	$11
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3	—	6
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting were as follows for the periods indicated:

	2025		2024
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended June 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$584	$(41)	$518	$(4)
Fair value hedges:
Interest rate contracts:
Hedged items	—	—	—	1
Derivatives designated as hedging instruments	—	—	—	(1)
Foreign exchange contracts:
Hedged items	—	9	—	—
Derivatives designated as hedging instruments(1)	—	(9)	—	1
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	1	—	2	1

Six Months Ended June 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$1,144	$(75)	$1,047	$39
Fair value hedges:
Interest rate contracts:
Hedged items	—	—	—	1
Derivatives designated as hedging instruments	—	—	—	(1)
Foreign exchange contracts:
Hedged items	—	13	—	(2)
Derivatives designated as hedging instruments(1)	—	(13)	—	4
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	—	5	1
(1) The change in derivative instruments designated and qualifying as fair value hedges of $1 were excluded from the assessment of hedge effectiveness and recognized currently in earnings for the three and six months ended June 30, 2025. An immaterial change in derivative instruments designated and qualifying as fair value hedges was excluded from the assessment of hedge effectiveness and recognized currently in earnings for the three months ended June 30, 2024. The change in derivative instruments designated and qualifying as fair value hedges of $1 was excluded from the assessment of hedge effectiveness and recognized currently in earnings for the six months ended June 30, 2024.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$(30)	$39	$(77)	$165
Foreign exchange contracts	Net gains (losses)	—	(1)	5	(3)
Equity contracts	Net gains (losses)	14	1	7	11
Credit contracts	Net gains (losses)	(1)	—	(1)	(1)
Embedded derivatives and MCGs:
Within fixed maturity investments	Net gains (losses)	3	(1)	7	(2)
Within reinsurance agreements(1)	(2)	—	4	5	4
MCGs	Net gains (losses)	2	(1)	1	—
Stabilizer	Net gains (losses)	1	(1)	5	(1)
Total		$(11)	$40	$(48)	$173
(1) For the three and six months ended June 30, 2025, the amount excluded gains (losses) of $10 and $11, respectively, from standalone derivatives recognized in Net gains (losses). For the three months ended June 30, 2024, the amount excluded immaterial gains (losses) from standalone derivatives recognized in Net gains (losses). For the six months ended June 30, 2024, the amount excluded gains (losses) of $1 from standalone derivatives recognized in Net gains (losses).
(2) Gains (losses) on embedded derivatives within reinsurance agreements are recognized in either Policyholder benefits or Net gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$442	$104		$—	$546
U.S. Government agencies and authorities	—	31		—	31
State, municipalities and political subdivisions	—	516		—	516
U.S. corporate public securities	—	7,370		48	7,418
U.S. corporate private securities	—	3,713		1,675	5,388
Foreign corporate public securities and foreign governments(1)	—	2,498		62	2,560
Foreign corporate private securities(1)	—	2,256		636	2,892
Residential mortgage-backed securities	—	3,618		98	3,716
Commercial mortgage-backed securities	—	3,040		—	3,040
Other asset-backed securities	—	2,888		94	2,982
Total fixed maturities, including securities pledged	442	26,034		2,613	29,089
Equity securities	115	—		95	210
Derivatives:
Interest rate contracts	10	167		—	177
Foreign exchange contracts	—	15		—	15
Equity contracts	—	7		—	7
Embedded derivatives within reinsurance	—	62		—	62
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,302	45		25	2,372
Assets held in separate accounts	101,330	5,601		347	107,278
Total assets	$104,199	$31,931		$3,080	$139,210
Liabilities:
Contingent consideration	$—	$—		$154	$154
Stabilizer and MCGs	—	—		13	13
Derivatives:
Interest rate contracts	—	271		—	271
Foreign exchange contracts	—	34		—	34
Equity contracts	—	1		—	1
Credit contracts	—	3		—	3
Embedded derivatives within reinsurance	—	(10)	(2)	42	32
Total liabilities	$—	$299		$209	$508
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2025
	Fair Value as of April 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$48	$—	$—	$—	$—	$—	$—	$—	$—	$48	$—	$—
U.S. corporate private securities	1,677	2	16	87	—	(13)	(94)	—	—	1,675	—	13
Foreign corporate public securities and foreign governments(1)	59	—	—	3	—	—	—	—	—	62	—	—
Foreign corporate private securities(1)	590	(32)	20	72	—	—	(14)	—	—	636	1	20
Residential mortgage-backed securities	70	—	—	28	—	—	—	—	—	98	—	—
Other asset-backed securities	19	—	—	74	—	—	(1)	2	—	94	—	—
Total fixed maturities, including securities pledged	2,463	(30)	36	264	—	(13)	(109)	2	—	2,613	1	33
Equity securities, at fair value	110	(1)	—	—	—	(14)	—	—	—	95	—	—
Contingent consideration	(152)	(2)	—	—	—	—	—	—	—	(154)	—	—
Stabilizer and MCGs(2)	(16)	4	—	—	(1)	—	—	—	—	(13)	—	—
Embedded derivatives within reinsurance	(52)	10	—	—	—	—	—	—	—	(42)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	24	—	1	—	—	—	—	—	—	25	—	1
Assets held in separate accounts(4)	338	2	—	13	—	(3)	—	—	(3)	347	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2025
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances		Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$59	$(1)	$2	$1	$—		$(11)	$—	$—	$(2)	$48	$—	$1
U.S. corporate private securities	1,497	1	35	271	—		(11)	(118)	—	—	1,675	1	32
Foreign corporate public securities and foreign governments(1)	60	—	(1)	3	—		—	—	—	—	62	—	(1)
Foreign corporate private securities(1)	421	(50)	49	232	—		—	(16)	—	—	636	(18)	49
Residential mortgage-backed securities	67	(3)	—	43	—		—	—	—	(9)	98	(3)	—
Other asset-backed securities	23	—	—	77	—		—	(4)	—	(2)	94	—	—
Total fixed maturities, including securities pledged	2,127	(53)	85	627	—		(22)	(138)	—	(13)	2,613	(20)	81
Equity securities, at fair value	98	2	—	9	—		(14)	—	—	—	95	2	—
Contingent consideration	(2)	(4)	—	—	(149)	(5)	—	1	—	—	(154)	—	—
Stabilizer and MCGs(2)	(19)	7	—	—	(1)		—	—	—	—	(13)	—	—
Embedded derivatives on reinsurance	(53)	11	—	—	—		—	—	—	—	(42)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	23	—	2	—	—		—	—	—	—	25	—	2
Assets held in separate accounts(4)	340	6	—	21	—		(17)	—	—	(3)	347	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2024
	Fair Value as of April 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—	$—	$—	$—	$—	$—	$—	$(1)	$—	$—	$—
U.S. corporate public securities	18	—	1	—	—	—	(7)	—	—	12	—	—
U.S. corporate private securities	1,455	—	(7)	74	—	(18)	(37)	—	(3)	1,464	—	(6)
Foreign corporate public securities and foreign governments(1)	—	—	—	17	—	—	—	—	—	17	—	—
Foreign corporate private securities(1)	448	—	(7)	20	—	(9)	(8)	—	—	444	—	(7)
Residential mortgage-backed securities	52	(3)	—	—	—	—	—	—	—	49	(3)	—
Other asset-backed securities	55	—	—	—	—	(11)	(2)	—	(18)	24	—	—
Total fixed maturities, including securities pledged	2,029	(3)	(13)	111	—	(38)	(54)	—	(22)	2,010	(3)	(13)
Equity securities, at fair value	99	(1)	—	—	—	—	—	—	—	98	(1)	—
Contingent consideration	(48)	(1)	—	—	—	—	—	—	—	(49)	—	—
Stabilizer and MCGs(2)	(8)	(2)	—	—	—	—	—	—	—	(10)	—	—
Embedded derivatives within reinsurance	(57)	—	—	—	—	—	—	—	—	(57)	—	—
Assets held in separate accounts(4)	360	1	—	19	—	(12)	—	—	(5)	363	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2025 and 2024, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$29,089	$29,089	$27,454	$27,454
Equity securities	210	210	246	246
Mortgage loans on real estate	5,531	5,379	4,699	4,459
Policy loans	331	331	342	342
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,372	2,372	2,535	2,535
Derivatives	199	199	303	303
Embedded derivatives within reinsurance	62	62	55	55
Other investments, including securities pledged	79	79	74	74
Assets held in separate accounts	107,278	107,278	101,676	101,676
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$34,444	$37,494	$31,082	$32,877
Funding agreements with fixed maturities	1,400	1,405	1,249	1,257
Supplementary contracts and immediate annuities	537	488	570	515
Stabilizer and MCGs	13	13	19	19
Derivatives	309	309	332	332
Embedded derivatives within reinsurance	32	32	41	41
Short-term debt	447	443	399	399
Long-term debt	1,657	1,612	2,103	2,023
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC			VOBA(2)
	Retirement Deferred and Individual Annuities	Employee Benefits Voluntary	Businesses Exited
Balance as of January 1, 2024	$695	$193	$938	$406
Deferrals of commissions and expenses	60	58	—	3
Amortization expense	(54)	(36)	(100)	(33)
Balance as of December 31, 2024	$701	$215	$838	$376
Additions related to business acquisitions(1)	—	—	—	390
Deferrals of commissions and expenses	28	24	—	2
Amortization expense	(27)	(16)	(47)	(30)
Balance as of June 30, 2025	$702	$223	$791	$738
(1) As a result of the acquisition of OneAmerica Financial's full-service retirement plan business, the estimated VOBA amortization is expected to increase by $21 to $29 annually for years 2025 through 2029.
(2) Primarily related to the Retirement segment.

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets as of the periods indicated:

	June 30, 2025	December 31, 2024
DAC:
Retirement Deferred and Individual Annuities	$702	$701
Employee Benefits Voluntary	223	215
Businesses Exited	791	838
Other	18	18
VOBA	738	376
Total	$2,472	$2,148

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Future Policy Benefits and Contract Owner Account Balances

Employee Benefits Group products include long-duration term life insurance, as well as long-term disability products that are mostly employer paid. Employee Benefits Voluntary products include long-duration whole life insurance, critical illness, and accident and hospital indemnity insurance that are mostly employee paid. The following tables present the balances and changes in the liability for future policy benefits for Employee Benefits Group, Employee Benefits Voluntary and Businesses Exited as of June 30, 2025 and December 31, 2024:

	Employee Benefits Group		Employee Benefits Voluntary		Businesses Exited
	2025	2024	2025	2024	2025	2024
Present Value of Expected Net Premiums:
Balance at January 1	$4	$68	$171	$101	$2,872	$3,145
Beginning balance at original discount rate	4	71	180	102	2,842	2,992
Reclassifications(2)	—	(65)	—	65	—	—
Effect of change in cash flow assumptions	—	(1)	—	(1)	—	110
Effect of actual variances from expected experience	—	—	8	40	(2)	(106)
Adjusted balance at January 1	4	5	188	206	2,840	2,996
Interest accrual	—	—	2	8	78	158
Net premiums collected(1)	—	(1)	(9)	(34)	(158)	(312)
Ending balance at original discount rate	4	4	181	180	2,760	2,842
Effects of changes in discount rate assumptions	—	—	(5)	(9)	68	30
Balance at end of period	$4	$4	$176	$171	$2,828	$2,872

Present Value of Expected Future Policy Benefits:
Balance at January 1	$772	$899	$461	$307	$7,017	$7,538
Beginning balance at original discount rate	801	918	487	307	7,138	7,404
Reclassifications(2)	—	(150)	—	150	—	—
Effect of change in cash flow assumptions	—	(12)	—	(1)	—	187
Effect of actual variances from expected experience	(13)	10	30	54	(39)	(90)
Adjusted balance at January 1	788	766	517	510	7,099	7,501
Issuances	36	131	—	—	6	14
Interest accrual	6	21	5	18	180	370
Benefit payments	(26)	(117)	(11)	(41)	(349)	(747)
Ending balance at original discount rate	804	801	511	487	6,936	7,138
Effects of changes in discount rate assumptions	(15)	(29)	(23)	(26)	(11)	(121)
Balance at end of period	$789	$772	$488	$461	$6,925	$7,017

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net liability for future policy benefits	$785	$768	$312	$290	$4,097	$4,145
Less: Reinsurance recoverable	342	330	15	9	4,012	4,056
Net liability for future policy benefits, after reinsurance recoverable	$443	$438	$297	$281	$85	$89
(1) Net Premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(2) During the second quarter 2024, the Company reclassified certain insurance products within Employee Benefits from Group to Voluntary.

The following table presents a rollforward of the additional reserve liability for Businesses Exited for the periods indicated:

	Businesses Exited
	June 30, 2025	December 31, 2024
Balance at beginning of period	$1,883	$2,001
Effect of change in cash flow assumptions	—	(39)
Effect of actual variances from expected experience	(6)	14
Adjusted balance at January 1	1,877	1,976
Interest accrual	39	83
Excess Benefits	(210)	(404)
Assessments	146	228
Balance at end of period	1,852	1,883
Less: Reinsurance recoverable	1,801	1,832
Net additional liability, after reinsurance recoverable	$51	$51

Future policy benefits include the liability for unpaid claims and claim adjustment expenses related to medical stop loss products within the Employee Benefits segment. The following table presents a rollforward of the liability for unpaid claims and claim adjustment expenses for the periods indicated:

	Medical Stop Loss
	Six Months Ended June 30,
	2025	2024
Balance at January 1	$595	$401
Less: Reinsurance recoverable	(5)	(16)
Net balance at January 1	590	385
Incurred claims and claim adjustment expenses related to:
Current year	556	623
Prior years	36	128
Total incurred	592	751
Paid claim and claim adjustment expenses related to:
Current year	(150)	(200)
Prior years	(479)	(425)
Total paid	(629)	(625)
Net balance at June 30	553	511
Plus: Reinsurance recoverable	8	10
Balance as of June 30	$561	$521

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Pricing, underwriting and reserving on the medical stop loss products are performed based on policy years, and key metrics such as loss ratios are tracked, managed and reported on this basis. The majority of the medical stop loss policies renew in January of each year. For the six months ended June 30, 2025, $36 of claims incurred on prior years is primarily attributed to incurred claims for policy years effective during 2024 and partially offset by favorable claim development for policy years effective during 2023 and 2024. For the six months ended June 30, 2024, $128 of claims incurred on prior years is primarily attributed to incurred claims and unfavorable claim development for policy years effective during 2023.

The reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2025	December 31, 2024
Employee Benefits Group	$785	$768
Employee Benefits Voluntary	312	290
Businesses Exited - Future policy benefits	4,097	4,145
Businesses Exited - Additional liability	1,852	1,883
Businesses Exited - Other	1,248	1,284
Medical stop loss products	561	595
Other	360	367
Total	$9,215	$9,332

The amount of undiscounted expected gross premiums and future benefit payments is presented in the table below:

	June 30, 2025		December 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Employee Benefits Group
Expected future benefit payments	$997	$804	$990	$801
Expected future gross premiums	11	8	11	8
Employee Benefits Voluntary
Expected future benefit payments	907	511	881	487
Expected future gross premiums	644	439	631	427

The following table presents the weighted average duration of the liability for future policy benefits and the weighted average interest rates for the periods indicated:

	Employee Benefits Group		Employee Benefits Voluntary		Businesses Exited
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Weighted average duration (in years)(1)	7	7	14	14	8	8
Interest accretion rate	4.2%	4.0%	5.0%	5.1%	5.0%	5.0%
Current discount rate	5.1%	5.4%	5.7%	5.7%	5.4%	5.6%
(1) Weighted average duration (in years) for Businesses Exited includes additional liability.

The weighted average interest rate for the additional liability related to Businesses Exited was 4.3% for the periods ended June 30, 2025 and December 31, 2024.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Retirement Deferred Group and Individual Annuity		Businesses Exited
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Balance at January 1	$29,624	$31,139	$4,182	$4,635
Additions related to business acquisitions(1)	3,458	—	—	—
Deposits	1,620	2,505	134	287
Fee income	(29)	(50)	(186)	(371)
Surrenders, withdrawals and benefits	(2,791)	(5,127)	(214)	(544)
Net transfers (from) to the general account(2)	394	312	3	4
Interest credited	453	845	79	171
Balance at end of period	$32,729	$29,624	$3,998	$4,182

Weighted-average crediting rate	2.8%	2.8%	3.9%	3.9%
Net amount at risk(3)	$57	$90	$648	$676
Cash surrender value	$32,296	$29,169	$1,152	$1,236
(1) In addition, $0.3 billion of acquired other investment contracts during the current year from OneAmerica Financial are reported in Other in the table below.
(2) Net transfers (from) to the general account for Retirement include transfers of $(551) and $(1,149) for 2025 and 2024, respectively, related to Voya-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.
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

The following table presents a reconciliation of the Contract owner account balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	June 30, 2025	December 31, 2024
Retirement Deferred group and individual annuity	$32,729	$29,624
Businesses Exited	3,998	4,182
Non-putable funding agreements	1,400	1,249
Businesses Exited - Other	1,115	1,158
Other(1)	1,208	891
Total	$40,450	$37,104
(1) Primarily consists of other investment and universal life contracts.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of June 30, 2025
Up to 1.00%	$127	$4,298	$4,067	$2,103	$2,229	$1,687	$14,511
1.01% - 2.00%	423	100	57	7	3	6	596
2.01% - 3.00%	10,072	270	53	94	—	5	10,494
3.01% - 4.00%	9,160	149	—	1	—	—	9,310
4.01% and Above	1,411	78	—	—	—	—	1,489
Renewable beyond 12 months (MYGA)(2)	342	—	—	—	2	—	344
Total discretionary rate setting products	$21,535	$4,895	$4,177	$2,205	$2,234	$1,698	$36,744

As of December 31, 2024
Up to 1.00%	$82	$4,378	$3,691	$1,705	$1,545	$928	$12,329
1.01% - 2.00%	437	106	54	7	2	6	612
2.01% - 3.00%	10,266	93	62	60	—	4	10,485
3.01% - 4.00%	8,368	150	—	1	—	—	8,519
4.01% and Above	1,464	80	—	—	—	—	1,544
Renewable beyond 12 months (MYGA)(2)	364	—	—	—	2	—	366
Total discretionary rate setting products	$20,981	$4,807	$3,807	$1,773	$1,549	$938	$33,855
(1) The table includes contracts acquired as a result of the OneAmerica Financial's acquisition completed in the first quarter of 2025. Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after June 30, 2025 and December 31, 2024 on which the Company is required to credit interest above the contractual GMIR for at least the next twelve months.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	Direct	Assumed (1)	Ceded	Total, Net of Reinsurance
June 30, 2025
Assets
Premium receivable	$197	$11	$(217)	$(9)
Reinsurance recoverable, net of allowance for credit losses	—	—	10,974	10,974
Total	$197	$11	$10,757	$10,965
Liabilities
Future policy benefits and contract owner account balances	$45,377	$4,288	$—	$49,665
Total	$45,377	$4,288	$—	$49,665

December 31, 2024
Assets
Premium receivable	$205	$10	$(238)	$(23)
Reinsurance recoverable, net of allowance for credit losses	—	—	11,307	11,307
Total	$205	$10	$11,069	$11,284
Liabilities
Future policy benefits and contract owner account balances	$45,540	$896	$—	$46,436
Total	$45,540	$896	$—	$46,436
(1) As of June 30, 2025, Future policy benefits and contract owner account balances include $3.4 billion of investment contracts assumed related to the acquisition of OneAmerica Financial's full-service retirement plan business.

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Premiums:
Direct premiums	$956	$1,025	$1,914	$2,054
Reinsurance assumed	3	4	11	11
Reinsurance ceded	(241)	(239)	(470)	(475)
Net premiums	$718	$790	$1,455	$1,590

Fee income:
Direct fee Income	$651	$612	$1,296	$1,220
Reinsurance assumed	24	4	50	8
Reinsurance ceded	(98)	(99)	(199)	(198)
Net fee income	$577	$517	$1,147	$1,030

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,098	$1,157	$2,252	$2,338
Reinsurance assumed	35	17	60	36
Reinsurance ceded	(332)	(331)	(676)	(680)
Net interest credited and other benefits to contract owners / policyholders	$801	$843	$1,636	$1,694

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

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of June 30, 2025 and December 31, 2024, the Company had a deposit asset net of the allowance for credit losses of $1.0 billion and $1.1 billion, respectively, which is reported in Other assets on the Condensed Consolidated Balance Sheets. In addition, the Company had a liability for funds withheld under ceded reinsurance agreements of $103 as of June 30, 2025 and December 31, 2024, which was recorded in Other liabilities on the Condensed Consolidated Balance Sheets. The funds withheld asset related to assumed reinsurance was $0.9 billion as of June 30, 2025, which was recorded in Other assets on the Condensed Consolidated Balance Sheets.

8.     Separate Accounts

The following tables present a rollforward of separate account liabilities for the Retirement stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	June 30, 2025			December 31, 2024
Retirement	Stabilizer(1)	Deferred Annuity	Total	Stabilizer(1)	Deferred Annuity	Total
Balance at January 1	$6,901	$90,756	$97,657	$7,175	$82,310	$89,485
Premiums and deposits	593	5,527	6,120	891	9,970	10,861
Fee income	(15)	(245)	(260)	(33)	(487)	(520)
Surrenders, withdrawals and benefits	(623)	(5,943)	(6,566)	(1,376)	(12,539)	(13,915)
Net transfers (from) to separate accounts	—	(945)	(945)	—	(1,461)	(1,461)
Investment performance	296	6,506	6,802	244	12,963	13,207
Balance at end of period	$7,152	$95,656	$102,808	$6,901	$90,756	$97,657

Reconciliation to Condensed Consolidated Balance Sheets:
Other variable products liabilities			4,470			4,019
Total Separate Account liabilities			$107,278			$101,676
(1) Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Retirement deferred annuity products was $95,633 and $90,734, as of June 30, 2025 and December 31, 2024, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The aggregate fair value of assets, by major investment asset category, supporting separate accounts was as follows for the periods indicated:

	June 30, 2025	December 31, 2024
U.S. Treasury securities and obligations of U.S. government, corporations and agencies	$979	$913
Corporate and foreign debt securities	2,544	2,493
Mortgage-backed securities	3,134	3,087
Equity securities (including mutual funds)	99,693	94,685
Cash, cash equivalents and short-term investments	522	437
Receivable for securities and accruals	406	61
Total	$107,278	$101,676

9.    Segments

On August 5, 2025, the Company announced it would return to using its prior segment names — Retirement and Employee Benefits, replacing Wealth Solutions and Health Solutions, respectively. The naming convention better reflects and aligns with the services and solutions the Company provides today in the client markets served by those segments. The change in names did not affect the amounts reported by segment in the Company's financial statements.

The Company will continue to provide its products and services through three segments: Retirement, Investment Management and Employee Benefits. The Chief Executive Officer of the Company is the chief operating decision maker ("CODM") who assesses performance and makes final resource allocation decisions for the three operating segments. The CODM assesses segment performance by measuring Adjusted operating earnings before income taxes against internally developed annual targets, rolling quarterly forecasts, industry peers and investor expectations.

The Retirement segment provides tax-deferred, employer-sponsored retirement plans and administrative services to corporate, education, healthcare, other non-profit and government entities, and stable value products to institutional clients where the Company may or may not be providing defined contribution products and services, as well as individual retirement accounts ("IRAs"), other retail financial products and comprehensive financial services to individual customers.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables reconcile Adjusted operating revenues to Total revenues and Adjusted operating earnings before income taxes to Income (loss) before income taxes for the periods indicated:

	Three Months Ended June 30, 2025
	Retirement	Investment Management	Employee Benefits	Corporate	Total
Revenues:
External customer revenue(1)	$380	$223	$795	$(3)	$1,395
Net investment income	498	8	39	39	584
Net gains (losses)	(61)	(1)	(2)	23	(41)
Income (loss) related to CIEs	—	37	—	6	43
Intersegment Fee income and elimination	—	21	—	(21)	—
Total revenues					1,981

Adjustments(2)	7	(49)	—	(39)	(81)
Adjusted operating revenues	824	239	832	5	1,900
Less:
Interest credited and other benefits to contract owners/policyholders	232	—	529	—	761
Administrative expenses	259	174	132	—	565
Premium taxes, fees and assessments	—	—	50	—	50
Net commissions	71	—	44	—	115
DAC/VOBA and other intangibles amortization	28	—	7	—	35
Financing costs and preferred dividends	—	—	—	32	32
Other corporate	—	—	—	40	40
Adjusted operating earnings before income taxes including noncontrolling interest	235	65	69	(67)	302
Less: Earnings (loss) attributable to the noncontrolling interest	—	14	—	(1)	13
Adjusted operating earnings before income taxes	235	51	69	(67)	289
Plus adjustments:
Net investment gains (losses)					(29)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(30)
Income (loss) attributable to noncontrolling interests					(5)
Dividend payments made to preferred shareholders					4
Other adjustments					(41)
Income (loss) before income taxes					$188
(1) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(2) Total adjustments include Net investment gains (losses) of $(38), Revenues related to businesses exited or to be exited through reinsurance or divestment of $30, Revenues attributable to noncontrolling interests of $35 and Other adjustments of $54.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2024
	Retirement	Investment Management	Employee Benefits	Corporate	Total
Revenues:
External customer revenue(1)	$330	$217	$860	$(2)	$1,405
Net investment income	439	4	34	41	518
Net gains (losses)	5	2	—	(11)	(4)
Income (loss) related to CIEs	—	114	—	—	114
Intersegment Fee income and elimination	—	19	—	(19)	—
Total revenues					2,033

Adjustments(2)	(44)	(122)	(2)	(5)	(173)
Adjusted operating revenues	730	234	892	4	1,860
Less:
Interest credited and other benefits to contract owners/policyholders	213	—	591	—	804
Administrative expenses	220	169	131	—	520
Premium taxes, fees and assessments	—	—	50	—	50
Net commissions	62	—	51	—	113
DAC/VOBA and other intangibles amortization	21	—	8	—	29
Financing costs and preferred dividends	—	—	—	33	33
Other corporate	—	—	—	26	26
Adjusted operating earnings before income taxes including noncontrolling interest	214	64	60	(54)	284
Less: Earnings (loss) attributable to the noncontrolling interest	—	14	—	(1)	13
Adjusted operating earnings before income taxes	214	50	60	(53)	271
Plus adjustments:
Net investment gains (losses)					20
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(37)
Income (loss) attributable to noncontrolling interests					30
Dividend payments made to preferred shareholders					4
Other adjustments					(12)
Income (loss) before income taxes					$276
(1) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(2) Total adjustments include Net investment gains (losses) of $16, Revenues related to businesses exited or to be exited through reinsurance or divestment of $13, Revenues attributable to noncontrolling interests of $102 and Other adjustments of $42.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2025
	Retirement	Investment Management	Employee Benefits	Corporate	Total
Revenues:
External customer revenue(1)	$761	$446	$1,602	$(3)	$2,806
Net investment income	969	16	75	84	1,144
Net gains (losses)	(93)	(2)	(3)	23	(75)
Income (loss) related to CIEs	—	73	—	2	75
Intersegment Fee income and elimination	—	43	—	(43)	—
Total revenues					3,950

Adjustments(2)	(15)	(94)	(1)	(52)	(162)
Adjusted operating revenues	1,622	482	1,673	11	3,788
Less:
Interest credited and other benefits to contract owners/policyholders	463	—	1,081	—	1,544
Administrative expenses	519	364	271	—	1,154
Premium taxes, fees and assessments	—	—	101	—	101
Net commissions	142	—	89	—	231
DAC/VOBA and other intangibles amortization	55	—	16	—	71
Financing costs and preferred dividends	—	—	—	80	80
Other corporate	—	—	—	62	62
Adjusted operating earnings before income taxes including noncontrolling interest	442	118	115	(131)	545
Less: Earnings (loss) attributable to the noncontrolling interest	—	26	—	(2)	24
Adjusted operating earnings before income taxes	442	92	115	(129)	521
Plus adjustments:
Net investment gains (losses)					(31)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(69)
Income (loss) attributable to noncontrolling interests					(10)
Dividend payments made to preferred shareholders					21
Other adjustments					(71)
Income (loss) before income taxes					$361
(1) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(2) Total adjustments include Net investment gains (losses) of $(44), Revenues related to businesses exited or to be exited through reinsurance or divestment of $58, Revenues attributable to noncontrolling interests of $60 and Other adjustments of $87.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2024
	Retirement	Investment Management	Employee Benefits	Corporate	Total
Revenues:
External customer revenue(1)	$644	$435	$1,727	$—	$2,806
Net investment income	881	9	73	84	1,047
Net gains (losses)	43	1	1	(6)	39
Income (loss) related to CIEs	—	192	—	—	192
Intersegment Fee income and elimination	—	39	—	(39)	—
Total revenues					4,084

Adjustments(2)	(118)	(208)	(3)	(31)	(360)
Adjusted operating revenues	1,450	468	1,798	9	3,724
Less:
Interest credited and other benefits to contract owners/policyholders	429	—	1,204	—	1,633
Administrative expenses	454	351	265	—	1,070
Premium taxes, fees and assessments	—	—	91	—	91
Net commissions	124	—	102	—	226
DAC/VOBA and other intangibles amortization	43	—	17	—	60
Financing costs and preferred dividends	—	—	—	78	78
Other corporate	—	—	—	49	49
Adjusted operating earnings before income taxes including noncontrolling interest	400	117	119	(118)	518
Less: Earnings (loss) attributable to the noncontrolling interest	—	26	—	(2)	24
Adjusted operating earnings before income taxes	400	92	119	(117)	494
Plus adjustments:
Net investment gains (losses)					84
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(69)
Income (loss) attributable to noncontrolling interests					67
Dividend payments made to preferred shareholders					21
Other adjustments					(46)
Income (loss) before income taxes					$563
(1) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(2) Total adjustments include Net investment gains (losses) of $62, Revenues related to businesses exited or to be exited through reinsurance or divestment of $37, Revenues attributable to noncontrolling interests of $167 and Other adjustments of $93.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company's segments as of the dates indicated:

	June 30, 2025	December 31, 2024
Retirement	$139,138	$129,058
Investment Management	1,798	1,873
Employee Benefits	3,457	3,490
Corporate	23,783	24,940
Total assets, before consolidation(1)	168,176	159,361
Consolidation of investment entities	4,260	4,528
Total assets	$172,436	$163,889
(1) Includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

10.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's operating segments were as follows:

	Retirement	Investment Management	Employee Benefits	Corporate(1)	Consolidated
Balance as of January 1, 2024	$17	$286	$343	$102	$748
Additions related to business acquisitions	—	—	—	—	—
Balance as of December 31, 2024	$17	$286	$343	$102	$748
Additions related to business acquisitions(2)	56	—	—	—	56
Balance as of June 30, 2025	$73	$286	$343	$102	$804
(1) Corporate includes goodwill that was acquired by the parent company and not pushed to a subsidiary within the Company’s reportable segments. The carrying value of goodwill within Corporate is allocated to Retirement, Investment Management, and Employee Benefits segments as $72, $10 and $20 respectively.
(2) During 2025, the Company recognized goodwill of $56 as a result of the acquisition of OneAmerica Financial's full-service retirement plan business.

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives (Years)	June 30, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Management contract rights	N/A	$350	$—	$350	$350	$—	$350
Finite-life intangibles:
Management contract rights	17	131	23	108	131	19	112
Customer relationship lists(1)	16	345	153	192	325	145	180
Trademarks	8	15	5	10	15	4	11
Computer software	4	464	285	179	432	253	179
Total intangible assets		$1,305	$466	$839	$1,253	$421	$832
(1) During 2025, as a result of the acquisition of OneAmerica Financial's full-service retirement plan business, the Company recognized intangible assets of $21, which will be amortized over a weighted average useful life of 13 years.

Amortization expense related to intangible assets was $50 and $46 for the six months ended June 30, 2025 and 2024, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

11.    Share-based Incentive Compensation Plans

Omnibus Incentive Plans

The Company previously offered equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plans"). On May 23, 2024, the Company's shareholders approved the Voya Financial, Inc. 2024 Omnibus Incentive Plan (the "2024 Omnibus Plan"), which is a successor to the Omnibus Plans, and no further grants shall be made pursuant to the Omnibus Plans. The 2024 Omnibus Plan provides for 8,000,000 shares of common stock to be initially available for issuance as equity-based compensation awards, less one share for every one share granted under the Omnibus Plans after December 31, 2023 and prior to the effective date of the 2024 Omnibus Plan. As of June 30, 2025, common stock reserved and available for issuance under the 2024 Omnibus Plan was 6,231,046 shares.

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and the 2024 Omnibus Plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted Stock Unit (RSU) awards	$13	$13	$32	$36
Performance Stock Unit (PSU) awards	5	10	13	26
Total share-based compensation expense	18	23	45	62
Income tax benefit	4	6	11	16
After-tax share-based compensation expense	$14	$17	$34	$46

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the 2024 Omnibus Plan for the periods indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	1.9	$67.95	2.2	$63.48
Adjustment for PSU performance factor	—	—	(0.1)	65.46
Granted	0.9	73.76	0.6	78.82
Vested	(0.8)	68.72	(0.5)	65.87
Forfeited	(0.1)	70.49	(0.2)	66.65
Outstanding as of June 30, 2025	1.9	$70.28	2.0	$70.73

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2025	0.8	$45.71
Granted	—	—
Exercised	(0.2)	40.97
Forfeited	—	—
Outstanding as of June 30, 2025	0.6	$46.97
Vested, exercisable, as of June 30, 2025	0.6	$46.97

12.    Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
	2025
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2024	103.6	0.7	102.9
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	8.6	(8.6)
Share-based compensation programs	1.9	0.8	1.1
Balance, December 31, 2024	105.6	10.1	95.5
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	—	—
Share-based compensation programs	1.4	0.6	0.8
Balance, June 30, 2025	107.0	10.7	96.3

Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividends declared per share of common stock	$0.45	$0.40	$0.90	$0.80

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

As of June 30, 2025, the aggregate amount remaining under the Company's share repurchase authorization was $761. This share repurchase authorization expires on December 31, 2025 (unless extended) and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents repurchases of the Company's common stock pursuant to 10b5-1 plans and through open market repurchases for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Shares of common stock	—	4,854,544
Payment	$—	$346

Preferred Stock

As of June 30, 2025 and December 31, 2024, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding were as follows for the periods indicated:

	June 30, 2025		December 31, 2024
Series	Issued	Outstanding	Issued	Outstanding
7.758% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended June 30,	Per Share	Aggregate	Per Share	Aggregate
2025	$—	$—	$13.375	$4
2024	—	—	13.375	4
Six Months Ended June 30,
2025	38.790	13	26.750	8
2024	38.790	13	26.750	8

As of June 30, 2025, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

13.    Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2025	2024	2025	2024
Earnings
Net income available to common shareholders:
Net income	$161	$235	$312	$523
Less: Preferred stock dividends	4	4	21	21
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(5)	30	(10)	67
Net income available to common shareholders	$162	$201	$301	$435
Weighted average common shares outstanding
Basic	96.4	100.4	96.1	101.2
Dilutive Effects:
RSUs	0.8	1.0	1.0	1.1
PSUs	0.3	0.5	0.4	0.7
Stock Options	0.2	0.4	0.2	0.4
Diluted	97.7	102.3	97.7	103.4
Net income available to Voya Financial, Inc.'s common shareholders per common share (1)
Basic	$1.69	$2.00	$3.14	$4.29
Diluted	$1.66	$1.96	$3.09	$4.20
(1) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total. Diluted earnings per share is computed assuming the issuance of restricted stock units, stock options, performance share units and warrants using the treasury stock method.

14.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated other comprehensive income (loss) ("AOCI") as of the dates indicated:

	June 30, 2025	June 30, 2024
Fixed maturities, net of impairment	$(2,018)	$(2,676)
Derivatives(1)	3	66
Change in current discount rate	(759)	(818)
Deferred income tax asset (liability)(2)	706	843
Total	(2,068)	(2,585)
Pension and other postretirement benefits liability, net of tax	1	2
AOCI	$(2,067)	$(2,583)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of June 30, 2025, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $7.
(2) The Company uses the portfolio method to determine when stranded tax benefits (or detriments) are released from AOCI.

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2025
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$177		$(38)	$139
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(5)		2	(3)
Change in unrealized gains (losses) on available-for-sale securities	172		(36)	136
Derivatives:
Derivatives	(41)	(1)	9	(32)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(3)		—	(3)
Change in unrealized gains (losses) on derivatives	(44)		9	(35)

Change in current discount rate	16		(3)	13
Change in AOCI	$144		$(30)	$114
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Six Months Ended June 30, 2025
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$509		$(107)	$402
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	26		(5)	21
Change in unrealized gains (losses) on available-for-sale securities	535		(112)	423
Derivatives:
Derivatives	(57)	(1)	12	(45)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains (losses) on derivatives	(63)		13	(50)

Change in current discount rate	28		(6)	22
Change in AOCI	$500		$(105)	$395
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2024
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(185)		$38	$(147)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	8		(2)	6
Change in unrealized gains (losses) on available-for-sale securities	(177)		36	(141)
Derivatives:
Derivatives	3	(1)	—	3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains (losses) on derivatives	(1)		1	—

Change in current discount rate	34		(7)	27
Change in AOCI	$(144)		$30	$(114)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Six Months Ended June 30, 2024
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(330)		$68	$(262)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	24		(5)	19
Change in unrealized gains (losses) on available-for-sale securities	(306)		63	(243)
Derivatives:
Derivatives	11	(1)	(2)	9
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(8)		2	(6)
Change in unrealized gains (losses) on derivatives	3		—	3

Change in current discount rate	72		(15)	57
Change in AOCI	$(231)		$48	$(183)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

15.    Revenue from Contracts with Customers

Financial services and software subscriptions and services revenue is disaggregated by type of service in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Retirement
Advisory and recordkeeping and administration	$177	$157	$353	$300
Distribution and shareholder servicing	31	32	62	66
Investment Management
Advisory, asset management and recordkeeping and administration	239	242	475	484
Distribution and shareholder servicing	32	40	68	79
Employee Benefits
Recordkeeping and administration	12	7	20	12
Software subscriptions and services	50	50	101	104
Corporate
Recordkeeping and administration	1	—	1	2
Total financial services and software subscriptions and services revenue	542	528	1,080	1,047
Revenue from other sources(1)	135	87	271	169
Total Fee income and Other revenue	$677	$615	$1,351	$1,216
(1) Primarily consists of revenue from insurance contracts and financial instruments.

Net receivables of $323 and $361 are included in Other assets on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.

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

The Company's effective tax rate for the three and six months ended June 30, 2025 was 14.4% and 13.6%, respectively. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits.

The Company's effective tax rate for the three months ended June 30, 2024 was 15.0%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD, noncontrolling interest and tax credits.

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

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of June 30, 2025, the Company had net unrealized capital losses on investments of $2.0 billion in AOCI. The Company expects this DTA to be utilized by its hold-to-maturity tax planning strategy. Additionally, income before

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

income taxes available to the Company remained positive for the period. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs.

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

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes changes to the Internal Revenue Code. The Company is still assessing, but does not anticipate that the OBBBA will result in a material impact to the financial statements.

17.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt issued or borrowed and outstanding as of the periods indicated:

	Issuer	Maturity	June 30, 2025	December 31, 2024
3.976% Senior Notes, due 2025 (2)(3)	Voya Financial, Inc.	02/15/2025	$—	$399
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	446	446
5.0% Senior Notes, due 2034 (2)(3)	Voya Financial, Inc.	09/20/2034	396	395
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	396	396
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048 (2)(3)	Voya Financial, Inc.	01/23/2048	336	336
7.625% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings Inc.	08/15/2036	79	79
8.424% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	2	2
Subtotal			2,104	2,502
Less: Current portion of long-term debt			447	399
Total			$1,657	$2,103
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2025, the Company was in compliance with its debt covenants.

Senior Notes

On September 20, 2024, Voya Financial, Inc. issued $400 of unsecured 5.0% Senior Notes, due 2034 (the "2034 Notes"). The 2034 Notes are fully, irrevocably, and unconditionally guaranteed by Voya Holdings Inc. Interest is paid semi-annually in arrears on March 20 and September 20 of each year, commencing on March 20, 2025. The offering resulted in aggregate net proceeds to the Company of $397, after deducting commissions and expenses. The Company used the net proceeds for the repayment at maturity of the $400 outstanding principal amount of its 3.976% Senior Notes on February 14, 2025.

Aetna Notes

As of June 30, 2025, outstanding principal amount of the 7.625% Voya Holdings Inc. debentures, due 2026 and 6.97% Voya Holdings Inc. debentures, due 2036 (collectively, the "Aetna Notes") was $218, which is guaranteed by ING Group. As of June 30, 2025, the Company provided a deposit of $224 to a control account with a third-party collateral agent as collateral benefiting ING Group. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the six months ended June 30, 2025 and 2024 were immaterial.

As of June 30, 2025, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires May 1, 2028. The facility provides $500 of committed capacity for revolving loan borrowings and letters of credit issuances, including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25. As of June 30, 2025, there were no amounts outstanding as revolving credit borrowings, no amounts of LOCs outstanding and no amounts of swingline loans outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $4.998 billion, which may increase upon any future equity issuances by the Company.

Pre-capitalized Trust Securities

During 2015, the Company entered into an off-balance sheet 10-year put option agreement with a Delaware trust formed by the Company, in connection with the sale by the trust of pre-capitalized trust securities ("P-Caps"), that provided Voya Financial, Inc. the right, at any time over a 10-year period, to issue up to $500 principal amount of its 3.976% Senior Notes, due 2025 ("3.976% Senior Notes") to the trust and receive in exchange a corresponding principal amount of U.S. Treasury securities that were held by the trust.

During 2023, the Company exercised the put option to require the trust to purchase $400 aggregate principal amount of 3.976% Senior Notes in exchange for a corresponding amount of U.S. Treasury securities held by the trust. The put option agreement expired on the remaining $100 principal amount on February 15, 2025.

On May 21, 2025, the Company entered into a 10-year Facility Agreement with a Delaware trust (the "Trust") following the completion of a private placement of Trust securities for $600 of P-Caps, conducted pursuant to Rule 144A under the Securities Act. The Trust invested the proceeds from this offering in a portfolio of U.S. Treasury principal and interest strips ("Treasury securities").

Under the Facility Agreement, the Company has the right, on one or more occasions, to issue and sell up to $600 of its 6.012% Senior Notes to the Trust in exchange for a corresponding amount of Treasury securities held by the Trust. In consideration for this right, the Company pays the Trust a semi-annual facility fee at a rate of 1.518% per annum on the unexercised portion of the facility. These fees are recorded in Operating expenses in the Condensed Consolidated Statements of Operations. The Company also reimburses the Trust for its administrative expenses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company may redeem the notes before maturity at par or, if higher, at a make-whole redemption price, plus accrued and unpaid interest. The P-Caps will be redeemed by the Trust on May 15, 2035, or earlier upon redemption of the 6.012% Senior Notes.

18.    Commitments and Contingencies

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

As of June 30, 2025, the Company had off-balance sheet commitments to acquire mortgage loans of $177 and purchase limited partnerships and private placement investments of $2,269, of which $397 related to consolidated investment entities.

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

	June 30, 2025	December 31, 2024
Fixed maturity collateral pledged to FHLB(1)	$2,294	$2,007
FHLB restricted stock(2)	71	65
Fixed maturities-state and other deposits	40	35
Cash and cash equivalents	23	21
Securities pledged(3)	1,077	1,523
Total restricted assets	$3,505	$3,651
(1) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $722 and $1,083 as of June 30, 2025 and December 31, 2024, respectively. In addition, as of June 30, 2025 and December 31, 2024, the Company delivered securities as collateral of $170 and $159, respectively, and repurchase agreements of $185 and $281, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2025 and December 31, 2024, the Company had $1,400 and $1,249, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. Assets pledged to the FHLB are reflected in the table above.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2025, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

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

As of June 30, 2025, approximately $93 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $380 and $366 as of June 30, 2025 and December 31, 2024, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if the Company remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 6 and 4 CLOs as of June 30, 2025 and December 31, 2024, respectively.

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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 11 and 13 partnerships as of June 30, 2025 and December 31, 2024, respectively.

The noncontrolling interest related to partnerships decreased from $1,783 at December 31, 2024 to $1,709 at June 30, 2025. Changes in market value, consolidations, deconsolidations, contributions, and distributions related to these investments in the funds directly impact the noncontrolling interest component of Shareholders' equity on the Company's Condensed Consolidated

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Balance Sheets. The change in noncontrolling interest was primarily driven by unfavorable market depreciation in limited partnership investments and an increase in net distributions. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2025 and 2033, paying interest at SOFR, EURIBOR or PRIME plus a spread of up to 10.1%. As of June 30, 2025 and December 31, 2024, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $26 and $17, respectively. Corporate loans are moved to non-accrual status when the investment defaults. Less than 2% of the collateral loans were in default as of June 30, 2025 and December 31, 2024.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on SOFR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 8.8% for the more subordinated tranches. CLO notes mature in 2034 and 2036, and have a weighted average maturity of 10 years as of June 30, 2025. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of June 30, 2025 and December 31, 2024, certain private equity funds maintained revolving lines of credit of $1,758 and $1,308, respectively. The revolving lines of credit are eligible for renewal every three years; all loans bear interest at EURIBOR or SOFR plus 185 - 230 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of June 30, 2025 and December 31, 2024, outstanding borrowings amount to $1,333 and $1,153, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - Other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of June 30, 2025:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$138	$—	$—	$—	$138
Corporate loans	—	1,399	—	—	1,399
Limited partnerships/corporations	—	—	—	2,870	2,870
Other investments(1)	—	—	44	—	44
VOEs
Cash and cash equivalents	4	—	—	—	4
Other investments(1)	—	—	—	47	47
Total assets	$142	$1,399	$44	$2,917	$4,502
Liabilities
VIEs
CLO notes	$—	$1,103	$—	$—	$1,103
Total liabilities	$—	$1,103	$—	$—	$1,103
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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and six months ended June 30, 2025 and 2024, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

The Company had two deconsolidations during the three and six months ended June 30, 2025 and June 30, 2024. Because the Company was no longer deemed to be the primary beneficiary of the VIEs, it no longer had a controlling financial interest in the entities. For deconsolidated investment entities, the Company continues to serve as the general partner and/or investment manager until such entities are fully liquidated.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of June 30, 2025 and December 31, 2024, the Company held $494 and $466 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

LPs

As of June 30, 2025 and December 31, 2024, the Company held $1,970 and $1,836 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

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

The following discussion and analysis presents a review of our consolidated results of operations for the three and six months ended June 30, 2025 and 2024 and financial condition as of June 30, 2025 and December 31, 2024. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section contained in our Annual Report on Form 10-K.

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

On August 5, 2025, we announced we would return to using our prior segment names — Retirement and Employee Benefits, replacing Wealth Solutions and Health Solutions, respectively. The naming convention better reflects and aligns with the services and solutions we provide today in the client markets served by those segments. The change in names did not affect the amounts reported by segment in our financial statements. We will continue to provide our products and services through three segments: Retirement, Investment Management and Employee Benefits.

Retirement
Our Retirement segment provides retirement plan solutions and administration technology and services to employers. These products and services include full-service and recordkeeping-only defined contribution plan administration, stable value and fixed general account investment products and non-qualified plan administration. It also includes tools, guidance, and services to promote the financial well-being and retirement security of employees. Additionally, we provide individual retirement accounts and financial guidance and advisory services that enables us to deepen relationships with our retirement plan participants.

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

Through our institutional distribution channel and our Retirement business, we serve a variety of institutional clients, including public, corporate and multiemployer defined benefit and defined contribution retirement plans, endowments and foundations, and insurance companies. We are a market leader in providing third-party general account management services to insurance companies, with a focus on public and private fixed income asset strategies, and a client service model adapted for the particular needs of insurance company clients. We also serve individual investors by offering our mutual funds, separately managed accounts, and private and alternative funds through an intermediary-focused distribution platform or through affiliate and third-party retirement platforms. Our scaled and growing international retail business is conducted through sub-advisory agreements with investment vehicles sponsored by affiliates of AllianzGI and distributed in Europe and Asia.

Investment Management’s primary source of revenue is management fees collected on the assets we manage. These fees are typically based on a percentage of AUM. In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on AUM exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform and distributed primarily by our Retirement segment. Investment Management also receives fees as the primary investment manager of our general account, which is managed on a market-based pricing basis. Finally, Investment Management generates revenues from a portfolio of seed capital investments in private equity, collateralized loan obligations and various funds.

Employee Benefits
Our Employee Benefits segment provides worksite employee benefits, Health Account Solutions (Health Savings Account ("HSA")/Flexible Spending Account ("FSA")/Health Reimbursement Arrangements ("HRA") and COBRA administration), leave management, financial wellness, and decision support products and services to mid-size and large corporate employers and professional associations. In addition, our Employee Benefits segment serves the employer market by providing stop-loss coverage to employer plan sponsors that self-fund their pharmaceutical and medical benefits plans.

Our Employee Benefits segment also provides benefits and plan administration services to employers and health plans through our Benefitfocus business. Benefitfocus provides market-leading benefits enrollment and administration services to employers and plan enrollment services to health plans. It also provides a benefits marketplace through which employees can select and enroll in voluntary benefits offered by their employers. Our Benefitfocus platform is open-architecture and product-agnostic, enrolling and administering benefits from a variety of third-party carriers.

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

The Employee Benefits segment generates revenue from premiums and fees, investment income, mortality and morbidity income, and policy and other charges. Underwriting income comprises the majority of revenues in this segment and derives from the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop loss and voluntary benefits. Fee income is generated from services provided on benefits administration, leave management, HSA/FSA/HRA and COBRA administration and proprietary decision support tools. Investment income is driven by the spread between investment yields and credited rates (the interest and income that is credited to the policies) to policyholders on voluntary universal life, whole life products, and HSA invested assets, as well as the spread earned on policyholder reserves and target surplus.

Business Update

On January 2, 2025, the Company acquired the full-service retirement plan business of OneAmerica Financial. This acquisition was accomplished through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to the Company's full-service business in Retirement, including incremental assets in emerging and mid-market segments, employee stock ownership plan capabilities and opportunities for distribution partnerships. The purchase consideration at closing included approximately $50 million in cash paid, and contingent consideration of up to $160 million payable in 2026, based on plan persistency and transition incentives.

Trends and Uncertainties

Market Conditions

We continue to monitor the rapidly changing global financial, political and economic environment, while actively managing the Company’s businesses, investment portfolios and liquidity needs in light of current trends and uncertainties.

In the first and second quarters of 2025, new tariffs were announced on major U.S. trading partners, who have in turn responded with retaliatory actions. While many of these tariffs have been put on hold, there is significant uncertainty about the future direction of trade policies between the U.S. and its partners. This in turn has led to a significant increase in volatility across financial markets and has created more uncertainty in the economic outlook. We describe how such macroeconomic developments, risks, and uncertainties may impact the Company in Risk Factors in Part I, Item 1A, and in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

Operating Measures

In this MD&A, we discuss Adjusted operating earnings before income taxes and Adjusted operating revenues, each of which is a measure used by management to evaluate segment performance. For additional information on each measure, see Segments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Assets Under Management ("AUM") and Assets Under Advisement ("AUA")

The following table presents AUM and AUA as of the dates indicated:

	As of June 30,
($ in millions)	2025	2024
AUM and AUA:
Retirement	$757,244	$580,567
Investment Management	413,119	389,068
Employee Benefits	1,963	1,938
Eliminations/Other	(117,098)	(110,300)
Total AUM and AUA (1)	$1,055,228	$861,273

AUM	582,945	491,191
AUA	472,283	370,082
Total AUM and AUA (1)	$1,055,228	$861,273
(1) Includes AUM and AUA related to the divested businesses, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

Results of Operations - Consolidated

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2025	2024	Change	2025	2024	Change
Revenues:
Net investment income	$584	$518	$66	$1,144	$1,047	$97
Fee income	577	517	60	1,147	1,030	117
Premiums	718	790	(72)	1,455	1,590	(135)
Net gains (losses)	(41)	(4)	(37)	(75)	39	(114)
Other revenue	100	98	2	204	186	18
Income (loss) related to consolidated investment entities	43	114	(71)	75	192	(117)
Total revenues	1,981	2,033	(52)	3,950	4,084	(134)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	801	843	(42)	1,636	1,694	(58)
Operating expenses	857	752	105	1,681	1,551	130
Net amortization of Deferred policy acquisition costs and Value of business acquired	58	56	2	120	112	8
Interest expense	28	30	(2)	60	60	—
Operating expenses related to consolidated investment entities	49	76	(27)	92	104	(12)
Total benefits and expenses	1,793	1,757	36	3,589	3,521	68
Income (loss) before income taxes	188	276	(88)	361	563	(202)
Income tax expense (benefit)	27	41	(14)	49	40	9
Net Income (loss)	161	235	(74)	312	523	(211)
Less: Net income (loss) attributable to noncontrolling interest	(5)	30	(35)	(10)	67	(77)
Less: Preferred stock dividends	4	4	—	21	21	—
Net income (loss) available to our common shareholders	$162	$201	$(39)	$301	$435	$(134)

Consolidated - Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Total Revenues

Total revenues decreased $52 million from $2,033 million to $1,981 million. The following items contributed to the overall decrease.

Net investment income increased $66 million from $518 million to $584 million primarily due to:

•income from onboarded OneAmerica assets;

•overall market impacts to limited partnership valuations;
•active portfolio management; and
•interest rate movements.

The increase was partially offset by:

•higher investment expenses reflecting the additional OneAmerica assets.

Fee income increased $60 million from $517 million to $577 million primarily due to:

•onboarded OneAmerica assets; and
•higher average equity markets and strong commercial momentum in Retirement and Investment Management.

Premiums decreased $72 million from $790 million to $718 million primarily due to:

•actions to improve the Stop Loss business in Employee Benefits.

Net gains (losses) decreased $37 million from a loss of $4 million to a loss of $41 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements; and
•higher credit allowances on private available-for-sale fixed maturity securities.

The unfavorable change was partially offset by:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Income (loss) related to consolidated investment entities decreased $71 million from $114 million to $43 million primarily due to:

•overall market impacts to limited partnership valuations; and
•the deconsolidation of a collateral loan obligation in the prior period.

Total Benefits and Expenses

Total benefits and expenses increased $36 million from $1,757 million to $1,793 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders decreased $42 million from $843 million to $801 million primarily due to:

•positive claim development in Stop Loss and a lower Group Life loss ratio in Employee Benefits; and
•a favorable change in market risk benefits driven by equity market performance and interest rate movements.

The decrease was partially offset by:

•interest credited associated with onboarded OneAmerica spread-based assets in Retirement;
•a higher Voluntary loss ratio in Employee Benefits; and
•lower amortization of the cost of reinsurance liability associated with businesses exited primarily due to lower lapses in the current period.

Operating expenses increased $105 million from $752 million to $857 million primarily due to:

•onboarded business from OneAmerica;
•higher severance costs in the current period;
•overall business growth in Retirement and Investment Management;
•an increase in the deferred compensation plan liability due to equity market movements;
•higher incentive compensation expenses in Corporate;

•investments in Short-Term Disability and Leave Management in Employee Benefits; and
•integration costs incurred in the current period associated with the OneAmerica transaction.

The increase was partially offset by:

•actions to efficiently manage spend; and
•lower integration costs associated with prior acquisitions in the current period.

Operating expenses related to consolidated investment entities decreased $27 million from $76 million to $49 million primarily due to:

•the deconsolidation of a collateral loan obligation in the prior period.

Income Tax Expense

Income tax expense decreased $14 million from $41 million to $27 million primarily due to:

•a decrease in income before income taxes.

Consolidated - Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Total Revenues

Total revenues decreased $134 million from $4,084 million to $3,950 million. The following items contributed to the overall decrease.

Net investment income increased $97 million from $1,047 million to $1,144 million primarily due to:

•income from onboarded OneAmerica assets;
•active portfolio management; and
•interest rate movements.

The increase was partially offset by:

•higher investment expenses reflecting the additional OneAmerica assets.

Fee income increased $117 million from $1,030 million to $1,147 million primarily due to:

•onboarded OneAmerica assets; and
•higher average equity markets and strong commercial momentum in Retirement and Investment Management.

Premiums decreased $135 million from $1,590 million to $1,455 million primarily due to:

•actions to improve the Stop Loss business, partially offset by growth in the Voluntary business in Employee Benefits.

Net gains (losses) changed $114 million from a gain of $39 million to a loss of $75 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements; and
•higher credit allowances on private available-for-sale fixed maturity securities.

The unfavorable change was partially offset by:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Income (loss) related to consolidated investment entities decreased $117 million from $192 million to $75 million primarily due to:

•overall market impacts to limited partnership valuations; and
•the deconsolidation of a collateral loan obligation in the prior period.

Total Benefits and Expenses

Total benefits and expenses increased $68 million from $3,521 million to $3,589 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders decreased $58 million from $1,694 million to $1,636 million primarily due to:

•positive claim development in Stop Loss.

The decrease was partially offset by:

•interest credited associated with onboarded OneAmerica spread-based assets in Retirement;
•higher loss ratios in Voluntary and Group Life products in Employee Benefits;
•an unfavorable change in market risk benefits driven by equity market performance and interest rate movements;
•unfavorable changes in the fair value of embedded derivatives associated with businesses exited primarily due to changes in interest rates, which are mostly offset by a corresponding amount in Net gains (losses); and
•lower amortization of the cost of reinsurance liability associated with businesses exited primarily due to lower lapses on post-level term products in the current period.

Operating expenses increased $130 million from $1,551 million to $1,681 million primarily due to:

•onboarded business from OneAmerica;
•higher severance costs in the current period;
•overall business growth in Retirement and Investment Management;
•investments in Short-Term Disability and Leave Management in Employee Benefits; and
•closing and integration costs incurred in the current period associated with the OneAmerica transaction.

The increase was partially offset by:

•actions to efficiently manage spend; and
•lower integration costs associated with prior acquisitions in the current period.

Operating expenses related to consolidated investment entities decreased $12 million from $104 million to $92 million primarily due to:

•the deconsolidation of a collateral loan obligation in the prior period.

Income Tax Expense

Income tax expense increased $9 million from $40 million to $49 million primarily due to:

•the Security Life of Denver Company capital loss carryback recorded in 2024. For more details, see the Income Taxes
Note to the Consolidated Financial Statements included in Part II, Item 8. of the Annual Report on Form 10-K; and
•a change in noncontrolling interest.

The increase was partially offset by:

•a decrease in income before income taxes.

Adjustments from Income (Loss) before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

The summary below reconciles Income (loss) before income taxes to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Income (loss) before income taxes	$188	$276	$(88)	$361	$563	$(202)

Less adjustments:
Net investment gains (losses)	(29)	20	(49)	(31)	84	(115)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(30)	(37)	7	(69)	(69)	—
Income (loss) attributable to noncontrolling interests	(5)	30	(35)	(10)	67	(77)
Dividend payments made to preferred shareholders	4	4	—	21	21	—
Other adjustments(1)	(41)	(12)	(29)	(71)	(35)	(36)
Total adjustments to income (loss) before income taxes	(101)	5	(106)	(160)	68	(228)

Total adjusted operating earnings before income taxes	$289	$271	$18	$521	$494	$27

Adjusted operating earnings before income taxes by segment:
Retirement	$235	$214	$21	$442	$400	$42
Employee Benefits	69	60	9	115	119	(4)
Investment Management	65	64	1	118	117	1
Corporate	(67)	(54)	(13)	(131)	(118)	(13)
Total including noncontrolling interest	302	284	18	545	518	27
Less: Earning (loss) attributable to the noncontrolling interest(2)	13	13	—	24	24	—
Total	$289	$271	$18	$521	$494	$27
(1) Primarily consists of acquisition and integration costs associated with recent transactions and amortization of acquisition-related intangible assets. For the three and six months ended June 30, 2025, also includes $23 million and $31 million, pre-tax of severance costs, respectively.
(2) Reflects Allianz's 24% ownership stake in the results of VIM Holdings LLC.

Consolidated - Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Adjustments to Income (loss) before income taxes

Net investment gains (losses) changed $49 million from a gain of $20 million to a loss of $29 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements; and
•higher credit allowances on private available-for-sale fixed maturity securities.

The unfavorable change was partially offset by:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•favorable market risk benefit remeasurements primarily due to equity market performance and interest rate movements in the current period.

Other adjustments to operating earnings decreased $29 million from a loss of $12 million to a loss of $41 million primarily due to:

•higher severance costs in the current period; and
•integration costs incurred in the current period associated with the OneAmerica transaction.

The decrease was partially offset by:

•lower integration costs associated with prior acquisitions in the current period.

Consolidated - Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Adjustments to Income (loss) before income taxes

Net investment gains (losses) changed $115 million from a gain of $84 million to a loss of $31 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements;
•higher credit allowances on available-for-sale private fixed maturity securities; and
•an unfavorable change in market risk benefits driven by equity market performance and interest rate movements.

The unfavorable change was partially offset by:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Other adjustments to operating earnings decreased $36 million from a loss of $35 million to a loss of $71 million primarily due to:

•higher severance costs in the current period; and
•closing and integration costs incurred in the current period associated with the OneAmerica transaction.

The decrease was partially offset by:

•lower integration costs associated with prior acquisitions in the current period.

Results of Operations - Segment by Segment

Adjusted operating earnings before income taxes is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings before income taxes should not be viewed as a substitute for GAAP pre-tax income. We believe that the presentation of segment Adjusted operating earnings before income taxes as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. Refer to the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on the presentation of segment results, our definition of Adjusted operating earnings before income taxes and Adjusted operating revenues, which are both non-GAAP financial measures, and a reconciliation to the most directly comparable GAAP measure.

Adjusted operating benefits and expenses is a measure of our segment operating benefits and expenses and a non-GAAP financial measure. Each segment’s Adjusted operating benefits and expenses are calculated by adjusting Total benefits and expenses for the following items:
•Changes in market risk benefits;
•Benefits and expenses related to businesses exited or to be exited through reinsurance or divestment;
•Expenses attributable to noncontrolling interests;
•Dividend payments made to preferred shareholders are included in adjusted operating benefits and expenses to reflect expenses related to our common shareholders;
•Other adjustments include:
◦Income (loss) related to early extinguishment of debt;
◦Impairment of goodwill and intangible assets;
◦Amortization of acquisition-related intangible assets as well as contingent consideration fair value adjustments incurred in connection with certain acquisitions;
◦Expected return on plan assets net of interest costs associated with our qualified defined benefit pension plan and immediate recognition of net actuarial gains (losses) related to all of our pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments;
◦Commissions paid to our broker-dealers for sales of non-proprietary products and other items where the income is passed on to third parties, which are reflected in adjusted operating revenue with the fee income related to those products;
◦Other items not indicative of normal operations or performance of our segments or that may be related to events such as capital or organizational restructurings, including certain costs related to debt and equity offerings, acquisition / merger integration expenses, severance and other third-party expenses associated with such activities, and expenses attributable to vacant real estate.

The summary below reconciles Total benefits and expenses to Adjusted operating benefits and expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Total benefits and expenses	$1,793	$1,757	$3,589	$3,521
Less adjustments:
Changes in market risk benefits	(9)	(4)	(12)	(20)
Benefits and expenses related to businesses exited or to be exited through reinsurance or divestment	60	50	127	106
Expenses attributable to noncontrolling interests	54	85	95	124
Dividend payments made to preferred shareholders	(4)	(4)	(21)	(21)
Other adjustments	95	54	158	128
Total adjusted operating benefits and expenses	$1,598	$1,576	$3,243	$3,206
Adjusted operating benefits and expenses by segment:
Retirement	$589	$516	$1,180	$1,050
Investment Management	174	169	364	351
Employee Benefits	763	832	1,558	1,678
Corporate	72	59	142	127
Total adjusted operating benefits and expenses	$1,598	$1,576	$3,243	$3,206

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Adjusted operating revenues:
Net investment income and net gains (losses)	$482	$443	$939	$880
Fee income	319	271	637	534
Other revenue	24	17	46	35
Total adjusted operating revenues	824	730	1,622	1,450
Adjusted operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	232	213	463	429
Operating expenses	330	282	662	579
Net amortization of DAC/VOBA	27	21	54	42
Total adjusted operating benefits and expenses	589	516	1,180	1,050
Adjusted operating earnings before income taxes	$235	$214	$442	$400

The following table presents Net revenue and Adjusted operating margin for our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Adjusted operating earnings before income taxes	$235	$214	$442	$400

Total adjusted operating revenues	824	730	1,622	1,450
Less: Interest credited and other benefits to contract owners/policyholders	232	213	463	429
Net revenue	$592	$517	$1,159	$1,021

Adjusted operating margin (1)	39.7%	41.4%	38.2%	39.2%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents Total Client Assets by product group, which comprise total AUM and AUA, for our Retirement segment as of the dates indicated:

	As of June 30,
($ in millions)	2025	2024
Full Service (1)	$270,477	$199,196
Recordkeeping (1)	419,669	319,819
Total Defined Contribution	690,146	519,015
Investment-only Stable Value	36,678	33,985
Retail Client and Other Assets (2)	38,507	35,014
Eliminations	(8,087)	(7,446)
Total Client Assets by product group	$757,244	$580,567
(1) Full Service and Recordkeeping assets as of June 30, 2025 include the recast of ending assets as of March 31, 2025 to reflect the OneAmerica book of business consistent with Voya's definition. There was no change to Total Defined Contribution assets as a result of this recast.
(2) Other assets includes other guaranteed payout products and non-qualified retirement plans.

The following table presents Total Client Assets by source of earnings, which comprise total AUM and AUA, for our Retirement segment as of the dates indicated:

	As of June 30,
($ in millions)	2025	2024
Fee-based	$662,433	$493,994
Spread-based (1)	33,220	30,335
Investment-only Stable Value	36,678	33,985
Retail Client Assets	33,000	29,699
Eliminations	(8,087)	(7,446)
Total Client Assets by source of earnings	$757,244	$580,567
(1) Spread-based client assets include Full Service, as well as proprietary IRA mutual fund products and other guaranteed payout products.

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Deposits	$7,571	$5,811	$16,046	$12,221
Surrenders, benefits and product charges	(8,692)	(6,409)	(17,996)	(12,796)
Total Full Service Net flows(1)	(1,121)	(597)	(1,949)	(576)
Recordkeeping Net Flows(1)	12,732	(1,027)	42,964	(1,339)
Total Defined Contribution Net Flows(2)	$11,611	$(1,625)	$41,016	$(1,914)

Investment-only Stable Value Net Flows	$252	$(1,061)	$1,411	$(1,980)
(1) Full Service and Recordkeeping net flows for the six months ended June 30, 2025 include the recast of net flows for the three months ended March 31, 2025 to reflect the OneAmerica book of business consistent with Voya's definition. There was no change to Total Defined Contribution Net Flows as a result of this recast.
(2) Total of Full Service and Recordkeeping.

Retirement - Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Adjusted operating earnings before income taxes increased $21 million from $214 million to $235 million primarily due to:

•higher revenues benefiting from onboarded OneAmerica fee and spread-based assets, favorable market impacts, and positive defined contribution flows;
•higher alternative investment income; and
•actions to efficiently manage spend.

The increase was partially offset by:

•higher expenses reflecting the onboarded business and VOBA asset amortization from the OneAmerica transaction and investments in business growth.

Retirement - Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Adjusted operating earnings before income taxes increased $42 million from $400 million to $442 million primarily due to:

•higher revenues benefiting from onboarded OneAmerica fee and spread-based assets, favorable market impacts, and positive defined contribution flows;
•higher alternative investment income; and
•actions to efficiently manage spend.

The increase was partially offset by:

•higher expenses reflecting the onboarded business and VOBA asset amortization from the OneAmerica transaction and investments in business growth.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Adjusted operating revenues:
Net investment income and net gains (losses)	$5	$8	$11	$16
Fee income	237	225	472	452
Other revenue	(3)	1	(1)	—
Total adjusted operating revenues	239	234	482	468
Adjusted operating benefits and expenses:
Operating expenses	174	169	364	351
Total adjusted operating benefits and expenses	174	169	364	351
Adjusted operating earnings before income taxes including noncontrolling interest	65	64	118	117
Less: Earnings (loss) attributable to the noncontrolling interest (1)	14	14	26	26
Adjusted operating earnings before income taxes	$51	$50	$92	$92
(1) Reflects Allianz's 24% ownership stake in the results of VIM Holdings LLC.

The following table presents Net revenue and Adjusted operating margin for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Adjusted operating earnings before income taxes including noncontrolling interest	$65	$64	$118	$117

Total adjusted operating revenues	239	234	482	468
Net revenue	$239	$234	$482	$468

Adjusted operating margin (1)	27.3%	27.5%	24.5%	25.1%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Investment Management intersegment revenues	$21	$19	$43	$39

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of June 30,
($ in millions)	2025	2024
External clients:
Institutional(1)	$166,833	$152,165
Retail(1)	156,329	150,341
Total external clients	323,162	302,506
General account	36,428	33,884
Total AUM	359,589	336,390
AUA(2)	53,530	52,678
Total AUM and AUA	$413,119	$389,068
(1) Includes assets associated with the divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Net Flows:
Institutional	$952	$3,134	$6,139	$1,909
Retail (1)	874	1,640	3,370	3,440
Net Flows excluding Net Flows from Divested Businesses	1,826	4,774	9,509	5,348
Divested businesses	(259)	(623)	(633)	(1,274)
Total	$1,567	$4,151	$8,877	$4,075
(1) Includes reinvested dividends.

Investment Management - Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Adjusted operating earnings before income taxes including noncontrolling interest increased $1 million from $64 million to $65 million primarily due to:

•higher fee-based revenues benefiting from strong commercial momentum and favorable market impacts; and
•actions to efficiently manage spend.

These favorable changes were offset by:

•higher operating expenses driven by business growth; and
•lower investment capital returns primarily driven by overall market performance.

Investment Management - Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Adjusted operating earnings before income taxes including Allianz noncontrolling interest increased $1 million from $117 million to $118 million primarily due to:

•higher fee-based revenues benefiting from strong commercial momentum and favorable market impacts; and
•actions to efficiently manage spend.

These favorable changes were offset by:

•higher operating expenses driven by business growth; and
•lower investment capital returns primarily driven by overall market performance.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Adjusted operating revenues:
Net investment income and net gains (losses)	$43	$34	$80	$73
Fee income	21	16	39	34
Premiums	720	791	1,454	1,588
Other revenue	48	50	100	102
Total adjusted operating revenues	832	892	1,673	1,798
Adjusted operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	529	591	1,081	1,204
Operating expenses	227	232	461	458
Net amortization of DAC/VOBA	7	8	16	17
Total adjusted operating benefits and expenses	763	832	1,558	1,678
Adjusted operating earnings before income taxes	$69	$60	$115	$119

The following table presents Net revenue and Adjusted operating margin for our Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Adjusted operating earnings before income taxes	$69	$60	$115	$119

Total adjusted operating revenues	832	892	1,673	1,798
Less: Interest credited and other benefits to contract owners/policyholders	529	591	1,081	1,204
Net revenue	$303	$301	$592	$593

Adjusted operating margin (1)	22.8%	19.9%	19.5%	20.1%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Sales by Product Line:
Group life and Disability	$22	$18	$96	$148
Stop loss	14	23	279	560
Total group products	36	41	375	708
Voluntary and Other (1)	37	38	136	180
Total sales by product line	$73	$78	$511	$887

Total gross premiums and deposits	$843	$904	$1,689	$1,804

Group life and Disability	$977	$996	$977	$996
Stop loss	1,569	1,845	1,569	1,845
Voluntary and Other (1)	1,103	1,030	1,103	1,030
Total annualized in-force premiums and fees	$3,649	$3,870	$3,649	$3,870

Loss Ratios:
Group life (interest adjusted)	74.3%	79.3%	82.2%	80.2%
Stop loss	80.3%	83.2%	77.6%	83.7%
Total Aggregate Loss Ratio	70.7%	72.9%	71.4%	73.3%
Total Aggregate Loss Ratio Trailing Twelve Months	79.0%	72.3%	79.0%	72.3%
(1) Includes benefit administration annual recurring revenue and Health Account Solutions products.

Employee Benefits - Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Adjusted Operating earnings before income taxes increased $9 million from $60 million to $69 million primarily due to:

•lower benefits to policyholders primarily due to positive claim development in Stop Loss and a lower loss ratio in Group Life, partially offset by a higher Voluntary loss ratio;
•lower premium-driven expenses and actions to efficiently manage spend; and
•higher alternative investment income.

The increase was partially offset by:

•lower revenues primarily driven by actions to improve the Stop Loss business; and
•investments in Short-Term Disability and Leave Management.

Employee Benefits - Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Adjusted Operating earnings before income taxes decreased $4 million from $119 million to $115 million primarily due to:

•lower revenues primarily driven by actions to improve the Stop Loss business; and
•investments in Short-Term Disability and Leave Management.

The decrease was partially offset by:

•lower benefits to policyholders primarily due to positive claim development in Stop Loss, net of higher loss ratios in Voluntary and Group Life;
•higher alternative investment income; and
•lower premium-driven expenses and actions to efficiently manage spend.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Adjusted operating revenues:
Net investment income and net gains (losses)	$5	$4	$10	$8
Other revenue	—	1	1	1
Total adjusted operating revenues	5	4	11	9
Adjusted operating benefits and expenses:
Operating expenses(1)	40	26	62	49
Interest expense(2)	32	33	80	78
Total adjusted operating benefits and expenses	72	59	142	127
Adjusted operating earnings before income taxes including noncontrolling interest	(67)	(54)	(131)	(118)
Less: Earnings (loss) attributable to the noncontrolling interest	(1)	(1)	(2)	(2)
Adjusted operating earnings before income taxes	$(67)	$(53)	$(129)	$(117)
(1) Includes expenses from corporate activities and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Adjusted operating earnings before income taxes including noncontrolling interest decreased $13 million from a loss of $54 million to a loss of $67 million primarily due to:

•adjustments to incentive compensation and higher expenses not directly related to the segments.

Corporate - Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Adjusted operating earnings before income taxes including Allianz noncontrolling interest decreased $13 million from a loss of $118 million to a loss of $131 million primarily due to:

•higher expenses not directly related to the segments and adjustments to incentive compensation.

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

The following table presents alternative investment income and average assets of alternative investments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Retirement:
Alternative investment income	$42	$34	$64	$58
Average alternative investment	1,590	1,536	1,590	1,498
Investment Management:
Alternative investment income	4	7	9	13
Average alternative investment	344	349	335	331
Employee Benefits:
Alternative investment income	7	2	10	8
Average alternative investment	268	220	253	231

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

We estimate that our excess capital (which we define as the amount of total adjusted capital in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of June 30, 2025, was approximately $0.3 billion. As of June 30, 2025, our estimated combined RBC ratio was 401%. Excess capital and the estimated RBC ratio are both adjusted for certain intercompany loans and transactions.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Six Months Ended June 30,
($ in millions)	2025	2024
Beginning cash and cash equivalents balance	$217	$206
Sources:
Dividends and returns of capital from subsidiaries	422	473
Loans from subsidiaries, net of repayments	286	65
Amounts received from subsidiaries under tax sharing agreements, net	28	51
Refund of income taxes, net	1	—
Settlement of amounts due from subsidiaries and affiliates, net	36	27
Collateral received, net	2	—
Other, net	—	34
Total sources	775	650
Uses:
Payment of interest expense	53	61
Capital provided to subsidiaries	25	—
Payment for business acquisitions	50	—
Loans to subsidiaries, net of repayments	75	93
Payment of income taxes, net	—	2
Common stock acquired - share repurchase	—	348
Share-based compensation	36	38
Dividends paid on preferred stock	21	21
Dividends paid on common stock	87	81
Acquisition of short-term investments, net	60	—
Debt maturity(1)	400	—
Collateral delivered, net	—	10
Asset purchases and investment expense, net	—	14
Derivatives, net	5	—
Other, net	31	—
Total uses	843	668
Net increase (decrease) in cash and cash equivalents	(68)	(18)
Ending cash and cash equivalents balance	$149	$188

Liquid short-term investments(2)	80	29

Ending cash, cash equivalents and liquid short-term investments	$229	$217
(1) See Pre-capitalized Trust Securities below for further detail.
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

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the six months ended June 30, 2025. As of June 30, 2025, our remaining repurchase capacity under the Board's authorization was $761 million.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Six Months Ended June 30,
($ in millions)	2025	2024
Dividends paid on common shares	$87	$81
Repurchases of common shares (at cost)	—	346
Total	$87	$427

Debt

As of June 30, 2025, we had $447 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the six months ended June 30, 2025:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes(1)	Ending Balance
Total long-term debt	$2,103	$—	$—	$(446)	$1,657
(1) Other changes represent the reclassification of $446 million of debt maturing in 2026 from long-term to short-term debt.

See the Financing Agreements and Shareholders' Equity Notes to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details on changes in debt and equity during the year.

Pre-capitalized Trust Securities

See the Financing Agreements Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information on the Put Option and the 3.976% Senior Notes, due 2025. The Company repaid the $400 million outstanding principal amount of its 3.976% Senior Notes upon maturity on February 14, 2025. The put option agreement expired on February 15, 2025.

On May 21, 2025, we entered into a 10-year Facility Agreement with a Delaware trust (the "Trust") following the completion of a private placement of Trust securities for $600 million of P-Caps, conducted pursuant to Rule 144A under the Securities Act. The Trust invested the proceeds from this offering in a portfolio of U.S. Treasury principal and interest strips ("Treasury securities").

Under the Facility Agreement, we have the right, on one or more occasions, to issue and sell up to $600 million of its 6.012% Senior Notes to the Trust in exchange for a corresponding amount of Treasury securities held by the Trust. In consideration for this right, we pay the Trust a semi-annual facility fee at a rate of 1.5175% per annum on the unexercised portion of the facility. These fees are recorded in Operating expenses in the Condensed Consolidated Statements of Operations. We also reimburse the Trust for its administrative expenses.

We may redeem the notes before maturity at par or, if higher, at a make-whole redemption price, plus accrued and unpaid interest. The P-Caps will be redeemed by the Trust on May 15, 2035, or earlier upon redemption of the 6.012% Senior Notes.

Credit Facilities

See the Financing Agreements Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information on credit facilities.

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. provide guarantees to certain of our subsidiaries to support various business requirements:

•Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13 million principal amount of the 8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027, and provides a back-to-back guarantee to ING Group in respect of its guarantee of $218 million combined principal amount of Aetna Notes.
•Voya Financial, Inc. and Voya Holdings provide a guarantee of payment of obligations to certain subsidiaries under certain surplus notes held by those subsidiaries.

We did not recognize any asset or liability as of June 30, 2025 in relation to intercompany indemnifications, guarantees or support agreements. As of June 30, 2025, no guarantees existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 3% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of June 30, 2025, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.4 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of June 30, 2025, Voya Financial, Inc. had $463 million in outstanding borrowings from subsidiaries and had loaned $467 million to its subsidiaries.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid(1)
	Six Months Ended June 30,
($ in millions)	2025	2024
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$394	$473
ReliaStar Life Insurance Company ("RLI") (MN)	—	57
(1) None of the dividends paid during the periods presented were considered extraordinary distributions.

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

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our total capitalization. The following table presents our leverage ratios for the periods indicated:

	June 30,	December 31,
($ in millions)	2025	2024
Financial Debt
Total financial debt	$2,104	$2,502
Other financial obligations(1)	305	304
Total financial obligations	2,409	2,806
Mezzanine equity
Redeemable noncontrolling interest	215	219
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	6,084	5,855
Total equity, excluding AOCI	6,696	6,467
AOCI	(2,067)	(2,462)
Total Voya Financial, Inc. shareholders' equity	4,629	4,005
Noncontrolling interest	1,709	1,783
Total shareholders' equity	$6,338	$5,788
Capital
Capitalization(3)	$6,733	$6,507
Adjusted capitalization excluding AOCI(4)	$11,029	$11,275
Leverage Ratios
Debt-to-Capital Ratio(5)	31.2%	38.5%
Financial Leverage excluding AOCI(6)	27.4%	30.3%
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
(3) Includes Total Financial Debt and Total Voya Financial, Inc. Shareholders' Equity.
(4) Includes Total Financial Obligations, Mezzanine Equity and Total Shareholders' Equity excluding AOCI.
(5) Total Financial Debt divided by Capitalization.
(6) Total Financial Obligations and Preferred equity divided by Adjusted Capitalization excluding AOCI.

Our Financial Leverage Ratio, excluding AOCI, decreased from 30.3% at December 31, 2024 to 27.4% at June 30, 2025. This decrease was primarily due to the repayment at maturity of the $400 million outstanding principal amount of 3.976% Senior Notes on February 14, 2025, using the proceeds from the September 20, 2024 issuance of $400 million of unsecured 5.0% Senior Notes, due 2034.

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

For further information, refer to the critical accounting estimates described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K.

As of June 30, 2025, there have been no material changes to the disclosures made in Critical Accounting Judgments and Estimates in Part II. Item 7. of our Annual Report on Form 10-K.

Income Taxes

In August 2022, the Inflation Reduction Act of 2022 was signed into law, which includes a 15% corporate alternative minimum tax ("CAMT"). The CAMT is effective in taxable years beginning after December 31, 2022. In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. While we do not expect to be subject to the CAMT for 2025, we are continuing to review the proposed regulations, and our CAMT determination will need to be evaluated in light of future guidance.

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes changes to the Internal Revenue Code. We are still assessing, but do not anticipate that the OBBBA will result in a material impact to the financial statements.

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

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2025
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$546	$—	$—	$—	$—	$—	$546
U.S. Government agencies and authorities	31	—	—	—	—	—	31
State, municipalities and political subdivisions	482	31	3	—	—	—	516
U.S. corporate public securities	2,347	4,836	213	22	—	—	7,418
U.S. corporate private securities	2,322	2,648	346	65	7	—	5,388
Foreign corporate public securities and foreign governments(1)	769	1,597	160	34	—	—	2,560
Foreign corporate private securities(1)	489	2,220	134	8	41	—	2,892
Residential mortgage-backed securities	3,656	34	5	4	13	4	3,716
Commercial mortgage-backed securities	2,610	254	111	46	19	—	3,040
Other asset-backed securities	2,656	242	20	15	1	48	2,982
Total fixed maturities	$15,908	$11,862	$992	$194	$81	$52	$29,089
% of Fair Value	54.7%	40.8%	3.4%	0.7%	0.3%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2024
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$472	$—	$—	$—	$—	$—	$472
U.S. Government agencies and authorities	30	—	—	—	—	—	30
State, municipalities and political subdivisions	547	31	2	—	—	—	580
U.S. corporate public securities	2,207	4,603	165	16	17	—	7,008
U.S. corporate private securities	2,042	2,505	349	85	2	—	4,983
Foreign corporate public securities and foreign governments(1)	749	1,525	131	59	8	—	2,472
Foreign corporate private securities(1)	329	2,017	147	—	44	—	2,537
Residential mortgage-backed securities	3,418	29	5	4	8	7	3,471
Commercial mortgage-backed securities	2,570	386	107	48	21	—	3,132
Other asset-backed securities	2,460	256	8	12	1	32	2,769
Total fixed maturities	$14,824	$11,352	$914	$224	$101	$39	$27,454
% of Fair Value	54.0%	41.3%	3.3%	0.8%	0.4%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	June 30, 2025
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$546	$—	$—	$—	$546
U.S. Government agencies and authorities	—	31	—	—	—	31
State, municipalities and political subdivisions	22	292	168	31	3	516
U.S. corporate public securities	18	319	2,152	4,701	228	7,418
U.S. corporate private securities	22	325	1,873	2,656	512	5,388
Foreign corporate public securities and foreign governments(1)	—	112	704	1,548	196	2,560
Foreign corporate private securities(1)	—	37	426	2,247	182	2,892
Residential mortgage-backed securities	1,338	2,194	3	24	157	3,716
Commercial mortgage-backed securities	152	1,384	587	748	169	3,040
Other asset-backed securities	489	622	1,534	237	100	2,982
Total fixed maturities	$2,041	$5,862	$7,447	$12,192	$1,547	$29,089
% of Fair Value	7.0%	20.2%	25.6%	41.9%	5.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2024
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$472	$—	$—	$—	$472
U.S. Government agencies and authorities	—	30	—	—	—	30
State, municipalities and political subdivisions	37	314	195	31	3	580
U.S. corporate public securities	25	321	1,977	4,487	198	7,008
U.S. corporate private securities	8	309	1,607	2,522	537	4,983
Foreign corporate public securities and foreign governments(1)	—	122	662	1,487	201	2,472
Foreign corporate private securities(1)	—	38	215	2,087	197	2,537
Residential mortgage-backed securities	1,197	2,081	19	22	152	3,471
Commercial mortgage-backed securities	214	1,276	631	829	182	3,132
Other asset-backed securities	302	593	1,553	260	61	2,769
Total fixed maturities	$1,783	$5,556	$6,859	$11,725	$1,531	$27,454
% of Fair Value	6.5%	20.2%	25.0%	42.7%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

As of June 30, 2025 and December 31, 2024, we held fixed maturities rated BBB of $12.2 billion and $11.7 billion, respectively. Our higher allocation to BBB relative to industry peers is a function of our underweight to high yield debt and preference for private credit, which is primarily a BBB market. Private credit within the BBB space provides issuer diversification, offers a higher overall return profile, and includes stronger credit protections that come with better covenant structures.

Unrealized Capital Losses

As of June 30, 2025 and December 31, 2024, we held eight and nine fixed maturities with unrealized capital loss in excess of $10 million, respectively. As of June 30, 2025 and December 31, 2024, the unrealized capital losses on these fixed maturities equaled $86 million or 3.6% and $114 million or 4.0% of the total unrealized losses, respectively.

See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	June 30, 2025			December 31, 2024
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$1,736	$1,755	99.1%	$1,708	$1,708	98.1%
2	—	—	—%	19	20	1.1%
3	—	—	—%	—	—	—%
4	1	1	0.1%	—	1	0.1%
5	8	11	0.6%	4	5	0.3%
6	3	4	0.2%	6	7	0.4%
Total	$1,748	$1,771	100.0%	$1,737	$1,741	100.0%

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

The following table presents the notional amounts and fair values of interest rate derivatives not qualifying for hedge accounting and used in our CMO-B portfolio as of the dates indicated:

	June 30, 2025			December 31, 2024
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Interest Rate Contracts	$11,653	$87	$241	$11,669	$141	$271

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	June 30, 2025			December 31, 2024
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$206	$216	12.2%	$196	$190	10.9%
Interest Only (IO)	918	919	51.8%	941	942	54.1%
Inverse IO	457	465	26.3%	411	414	23.8%
Principal Only (PO)	71	72	4.1%	57	57	3.3%
Floater	4	4	0.2%	4	4	0.2%
Agency Credit Risk Transfer	90	93	5.3%	114	119	6.8%
Other	2	2	0.1%	14	15	0.9%
Total	$1,748	$1,771	100.0%	$1,737	$1,741	100.0%

During the six months ended June 30, 2025, the market value of our CMO-B securities portfolio was higher on a combination of transactional activity and valuation movements among tranche types.
The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Net investment income	$71	$62	$143	$126
Net gains (losses)(1)	(33)	(3)	(58)	16
Income before income taxes	$38	$59	$85	$142
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Income (loss) before income taxes	$38	$59	$85	$142
Realized gains (losses) including impairment	—	—	(1)	—
Fair value adjustments	—	(15)	(9)	(49)
Total adjustments to income (loss)	—	(15)	(10)	(49)
Adjusted operating earnings before income taxes	$37	$44	$74	$93

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	June 30, 2025
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,080	$22	$35	$1	$2,068
Prime Non-Agency	1,610	14	182	1	1,443
Alt-A	155	3	4	1	155
Sub-Prime(1)	58	2	2	—	58
Total	$3,903	$41	$223	$3	$3,724
(1) Includes subprime other asset backed securities.

	December 31, 2024
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,026	$12	$51	$(5)	$1,982
Prime Non-Agency	1,625	12	208	—	1,429
Alt-A	48	4	1	1	52
Sub-Prime(1)	20	1	1	—	20
Total	$3,719	$29	$261	$(4)	$3,483
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities by origination as of the dates indicated:

	June 30, 2025
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2025	$—	$—	$—	$—	$10	$10	$—	$—	$—	$—	$10	$10
2024	—	—	3	3	—	—	—	—	—	—	3	3
2023	—	—	—	—	4	4	—	—	—	—	4	4
2022	21	21	99	74	108	104	74	71	—	—	302	270
2021	65	62	196	132	165	156	249	236	21	20	696	606
Prior	72	69	1,348	1,175	336	313	502	441	216	149	2,474	2,147
Total	$158	$152	$1,646	$1,384	$623	$587	$825	$748	$237	$169	$3,489	$3,040

	December 31, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2024	$—	$—	$3	$3	$—	$—	$—	$—	$—	$—	$3	$3
2023	—	—	4	5	4	4	—	—	—	—	8	9
2022	22	21	112	85	109	106	93	90	—	—	336	302
2021	96	93	210	143	186	173	295	277	21	18	808	704
2020	27	26	40	31	62	53	109	94	24	5	262	209
Prior	84	74	1,201	1,009	320	295	433	368	222	159	2,260	1,905
Total	$229	$214	$1,570	$1,276	$681	$631	$930	$829	$267	$182	$3,677	$3,132

As of June 30, 2025, 85.8% and 8.3% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2024, 82.0% and 12.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	June 30, 2025
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$413	$417	$557	$562	$1,364	$1,379	$94	$95	$90	$74	$2,518	$2,527
Auto-Loans	5	5	—	—	3	3	—	—	—	—	8	8
Student Loans	2	2	60	57	—	—	—	—	—	—	62	59
Credit Card loans	4	4	—	—	—	—	—	—	2	2	6	6
Other Loans	67	61	2	2	162	152	142	139	20	20	393	374
Total(1)	$491	$489	$619	$621	$1,529	$1,534	$236	$234	$112	$96	$2,987	$2,974
(1) Excludes subprime other asset backed securities.

	December 31, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$225	$229	$528	$534	$1,410	$1,433	$123	$125	$68	$52	$2,354	$2,373
Auto-Loans	—	—	—	—	—	—	—	—	—	—	—	—
Student Loans	5	4	61	56	—	—	—	—	—	—	66	60
Credit Card loans	9	9	—	—	—	—	2	2	2	2	13	13
Other Loans	67	60	2	2	132	120	135	129	—	—	336	311
Total(1)	$306	$302	$591	$592	$1,542	$1,553	$260	$256	$70	$54	$2,769	$2,757
(1) Excludes subprime other asset backed securities.
As of June 30, 2025, 89.1% and 8.1% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2024, 88.9% and 9.3% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of June 30, 2025, our mortgage loans on real estate portfolio had a weighted average DSC of 2.37 times and a weighted average LTV ratio of 41.7%. As of December 31, 2024, our mortgage loans on real estate portfolio had a weighted average DSC of 2.03 times, and a weighted average LTV ratio of 43.4%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of June 30, 2025, our total European exposure had an amortized cost and fair value of $2.5 billion and $2.4 billion, respectively. Some of the major country level exposures were in the United Kingdom of $1.0 billion, in The Netherlands of $258 million, in France of $228 million, in Germany of $172 million, in Switzerland of $83 million, in Ireland of $153 million and in Belgium of $40 million.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the "Parent Issuer") has issued certain notes pursuant to transactions registered under the Securities Act of 1933. As of June 30, 2025, such securities consist of (i) the 3.65% senior notes due 2026, the 5.0% senior notes due 2034, the 5.7% senior notes due 2043, and the 4.8% senior notes due 2046, with an aggregate principal amount of $1.5 billion (collectively, the "Senior Notes") and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million (the "Junior Subordinated Notes" and, together with the Senior Notes, the "Registered Notes"). As of December 31, 2024, such securities consist of (i) the 3.976% senior notes due 2025, which was repaid at maturity on February 14, 2025, the 3.65% senior notes due 2026, the 5.0% senior notes due 2034, the 5.7% senior notes due 2043, and the 4.8%

senior notes due 2046, with an aggregate principal amount of $1.9 billion and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million.

Voya Holdings Inc. (the "Subsidiary Guarantor"), a wholly owned subsidiary of the Parent Issuer, has guaranteed each of the Registered Notes on a full and unconditional basis. No other subsidiary of the Parent Issuer has guaranteed any of the Registered Notes. The Parent Issuer and the Subsidiary Guarantor are hereby referred to below as the "Obligor Group."

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated:

	As of and for the
($ in millions)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Summarized Statements of Operations Information:
Total revenues	$34	$57
Total benefits and expenses	113	171
Income (loss), net of tax	(77)	(96)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(77)	(96)
Net income (loss) available to Obligor Group	(77)	(96)

Summarized Balance Sheets Information:
Total investments	100	44
Cash and cash equivalents	149	217
Deferred income taxes	850	863
Goodwill	94	94
Loans to non-obligated subsidiaries	465	387
Due from non-obligated subsidiaries	4	—
Total assets	1,680	1,612

Short-term debt with non-obligated subsidiaries	463	176
Due to non-obligated subsidiaries	5	11
Short-term debt	446	399
Long-term debt	1,657	2,103
Total liabilities	$2,837	$2,852

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of June 30, 2025:

			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$29,089	$(1,703)	$1,884
Mortgage loans on real estate	—	5,379	(162)	177
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	37,494	(1,683)	2,044
Funding agreements with fixed maturities	—	1,405	—	—
Supplementary contracts and immediate annuities	—	488	(35)	7
Derivatives:
Interest rate contracts	14,728	94	155	(182)
Long-term debt	—	1,612	(78)	85
Stabilizer and MCGs	—	13	17	(2)
Embedded derivatives within reinsurance	—	(30)	22	(25)
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

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of June 30, 2025:

			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$210	$21	$(21)
Limited partnerships/corporations	—	1,970	118	(118)
Derivatives:
Equity futures and total return swaps	249	5	20	(20)
Equity options	35	1	—	—
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
April 1, 2025- April 30, 2025	24,587	$64.93	—	$761
May 1, 2025 - May 31, 2025	12,448	65.84	—	761
June 1, 2025 - June 30, 2025	82,411	69.94	—	761
Total	119,446	$68.48	—	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended June 30, 2025, there was an increase of 119,446 treasury shares in connection with such withholding activities.
(2) This share repurchase authorization expires on December 31, 2025 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

Item 5.         Other Information

During the three months ended June 30, 2025, one of the Company’s officers (as defined in Rule 16a-1(f)) adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The officer adopted this plan to cover transactions with respect to options to purchase the Company’s stock that were granted by the Company in 2015 and that will expire if not executed by December 2025.

Name and title of director or officer	Date of adoption of trading arrangement	Duration of trading arrangement	Aggregate number of securities to be sold or purchased under trading arrangement
Michael R. Katz, EVP, Chief Financial Officer	May 28, 2025	August 27, 2025 to December 17, 2025	20,600

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

August 7, 2025			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

