Form 10-Q
period 2025-09-30
Voya Financial, Inc.
filed 2025-11-06
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2025, 95,162,924 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended September 30, 2025

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market and geopolitical risks, including general economic conditions, impacts of a U.S. government shutdown, interest rates, inflation, tariffs imposed or threatened by the U.S. or foreign governments and our ability to manage such risks; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through dividends from our subsidiaries or lending programs; (iii) strategic and business risks, including our ability to maintain market share, achieve desired results from our acquisitions and dispositions, or otherwise manage our third-party relationships; (iv) investment risks, including the ability to achieve desired returns and liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; and (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties" in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
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

PART I.    FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $28,336 and $26,536 as of 2025 and 2024, respectively; net of allowance for credit losses of $51 and $38 as of 2025 and 2024, respectively)	$26,756	$24,089
Fixed maturities, at fair value using the fair value option	1,730	1,849
Equity securities, at fair value	198	246
Short-term investments	176	94
Mortgage loans on real estate (net of allowance for credit losses of $21 and $24 as of 2025 and 2024, respectively)	5,393	4,675
Policy loans	327	342
Limited partnerships/corporations	1,964	1,836
Derivatives	185	303
Other investments	73	67
Securities pledged (amortized cost of $1,506 and $1,665 as of 2025 and 2024, respectively)	1,397	1,523
Total investments	38,199	35,024
Cash and cash equivalents	1,157	1,399
Short-term investments under securities loan agreements, including collateral delivered	1,010	1,042
Accrued investment income	427	396
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $18 and $16 as of 2025 and 2024, respectively)	10,835	11,284
Deferred policy acquisition costs ("DAC") and Value of business acquired ("VOBA")	2,435	2,148
Deferred income taxes	1,872	2,134
Goodwill	804	748
Other intangibles, net	837	832
Other assets (net of allowance for credit losses of $1 as of 2025 and 2024)	3,262	2,312
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	3,130	3,067
Cash and cash equivalents	119	115
Corporate loans, at fair value using the fair value option	1,166	1,434
Other assets	245	278
Assets held in separate accounts	111,950	101,676
Total assets	$177,448	$163,889

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
Liabilities:
Future policy benefits	$9,153	$9,332
Contract owner account balances	40,184	37,104
Payables under securities loan and repurchase agreements, including collateral held	1,375	1,309
Short-term debt	586	399
Long-term debt	1,518	2,103
Derivatives	288	332
Other liabilities	2,904	2,886
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,107	1,101
Other liabilities	1,300	1,640
Liabilities related to separate accounts	111,950	101,676
Total liabilities	$170,365	$157,882

Commitments and Contingencies (Note 18)

Mezzanine equity:
Redeemable noncontrolling interest	$221	$219

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2025 and 2024)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 107,245,611 and 105,592,281 shares issued as of 2025 and 2024, respectively; 95,354,698 and 95,497,265 shares outstanding as of 2025 and 2024, respectively)	1	1
Treasury stock (at cost; 11,890,913 and 10,095,016 shares as of 2025 and 2024, respectively)	(883)	(754)
Additional paid-in capital	6,316	6,266
Accumulated other comprehensive income (loss)	(1,778)	(2,462)
Retained earnings:
Unappropriated	1,301	954
Total Voya Financial, Inc. shareholders' equity	4,957	4,005
Noncontrolling interest	1,905	1,783
Total shareholders' equity	6,862	5,788
Total liabilities, mezzanine equity and shareholders' equity	$177,448	$163,889

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net investment income	$583	$506	$1,727	$1,553
Fee income	616	540	1,763	1,570
Premiums	719	796	2,174	2,386
Net gains (losses)	(21)	(14)	(96)	25
Other revenue	100	103	304	289
Income related to consolidated investment entities:
Net investment income	131	25	206	217
Total revenues	2,128	1,956	6,078	6,040
Benefits and expenses:
Policyholder benefits	561	681	1,681	1,884
Interest credited to contract owner account balance	289	257	805	748
Operating expenses	829	775	2,510	2,326
Net amortization of deferred policy acquisition costs and value of business acquired	65	55	185	167
Interest expense	29	29	89	89
Operating expenses related to consolidated investment entities:
Interest expense	31	40	101	135
Other expense	17	3	39	12
Total benefits and expenses	1,821	1,840	5,410	5,361
Income before income taxes	307	116	668	679
Income tax expense (benefit)	35	18	84	58
Net Income	272	98	584	621
Less: Net income (loss) attributable to noncontrolling interest and redeemable NCI	80	(16)	70	51
Net income available to Voya Financial, Inc.	192	114	514	570
Less: Preferred stock dividends	16	16	37	37
Net income available to Voya Financial, Inc.'s common shareholders	$176	$98	$477	$533

Net income available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$1.82	$1.00	$4.96	$5.32
Diluted	$1.80	$0.98	$4.88	$5.20

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$272	$98	$584	$621
Other comprehensive income (loss), before tax:
Change in current discount rate	(11)	(20)	17	52
Unrealized gains (losses) on investments	377	995	849	692
Other comprehensive income (loss), before tax	366	975	866	744
Income tax expense (benefit) related to items of other comprehensive income (loss)	77	204	182	156
Other comprehensive income (loss), after tax	289	771	684	588
Comprehensive income	561	869	1,268	1,209
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	80	(16)	70	51
Comprehensive income attributable to Voya Financial, Inc.	$481	$885	$1,198	$1,158

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2025 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of July 1, 2025	$1	$(796)	$6,321	$(2,067)	$1,170	$4,629	$1,709	$6,338	$215
Comprehensive income (loss):
Net income	—	—	—	—	192	192	64	256	16
Other comprehensive income, after tax	—	—	—	289	—	289	—	289	—
Total comprehensive income (loss)						481	64	545	16
Common stock issuance	—	—	2	—	—	2	—	2	—
Common stock acquired - Share repurchase	—	(80)	(20)	—	—	(100)	—	(100)	—
Dividends on preferred stock	—	—	—	—	(16)	(16)	—	(16)	—
Dividends on common stock	—	—	—	—	(43)	(43)	—	(43)	—
Share-based compensation	—	(7)	13	—	(1)	5	—	5	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	(1)	(1)	132	131	(10)
Balance as of September 30, 2025	$1	$(883)	$6,316	$(1,778)	$1,301	$4,957	$1,905	$6,862	$221

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2025 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2025	$1	$(754)	$6,266	$(2,462)	$954	$4,005	$1,783	$5,788	$219
Comprehensive income (loss):
Net income	—	—	—	—	514	514	33	547	37
Other comprehensive income (loss), after tax	—	—	—	684	—	684	—	684	—
Total comprehensive income (loss)						1,198	33	1,231	37
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	(2)	(2)	—
Common stock issuance	—	—	5	—	—	5	—	5	—
Common stock acquired - Share repurchase	—	(80)	(20)	—	—	(100)	—	(100)	—
Dividends on preferred stock	—	—	—	—	(37)	(37)	—	(37)	—
Dividends on common stock	—	—	—	—	(130)	(130)	—	(130)	—
Share-based compensation	—	(49)	65	—	(2)	14	—	14	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	2	2	91	93	(35)
Balance as of September 30, 2025	$1	$(883)	$6,316	$(1,778)	$1,301	$4,957	$1,905	$6,862	$221

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

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2024 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2024	$1	$(56)	$6,143	$(2,400)	$505	$4,193	$1,685	$5,878	$175
Comprehensive income (loss):
Net income	—	—	—	—	570	570	18	588	33
Other comprehensive income (loss), after tax	—	—	—	588	—	588	—	588	—
Total comprehensive income (loss)						1,158	18	1,176	33
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	(2)	(2)
Common stock issuance	—	—	6	—	—	6	—	6	—
Common stock acquired - Share repurchase	—	(500)	(20)	—	—	(520)	—	(520)	—
Dividends on preferred stock	—	—	—	—	(37)	(37)	—	(37)	—
Dividends on common stock	—	—	—	—	(125)	(125)	—	(125)	—
Share-based compensation	—	(48)	98	—	(4)	46	—	46	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	(2)	(2)	(36)	(38)	(10)
Balance as of September 30, 2024	$1	$(604)	$6,227	$(1,812)	$907	$4,719	$1,665	$6,384	$198

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$731	$1,266
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	6,554	4,021
Equity securities	128	36
Mortgage loans on real estate	665	578
Limited partnerships/corporations	189	210
Acquisition of:
Fixed maturities	(6,653)	(3,306)
Equity securities	(76)	(59)
Mortgage loans on real estate	(600)	(242)
Limited partnerships/corporations	(279)	(290)
Short-term investments, net	(23)	111
Derivatives, net	(31)	116
Sales from CIEs	918	1,168
Purchases within CIEs	(2,132)	(1,925)
Collateral received (delivered), net	85	(2)
Receipts on deposit asset contracts	94	176
Cash and cash equivalents acquired from business acquisitions, net of cash paid (1)	224	—
Other, net	(60)	(88)
Net cash provided by (used in) investing activities	(997)	504
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,829	2,231
Maturities and withdrawals from investment contracts	(3,950)	(4,301)
Proceeds from issuance of long-term debt, net	—	397
Repayments of long-term debt, including current maturities	(400)	—
Borrowings of CIEs	1,445	763
Repayments of borrowings of CIEs	(1,599)	(693)
Contributions from (distributions to) participants in CIEs, net	2,085	1,026
Proceeds from issuance of common stock, net	5	6
Common stock acquired - Share repurchase	(100)	(520)
Dividends paid on preferred stock	(37)	(37)
Dividends paid on common stock (including dividend equivalent payments of $3 as of 2025 and 2024)	(133)	(128)
Other, net	(117)	(87)
Net cash provided by (used in) financing activities	28	(1,343)
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	(238)	427
Cash and cash equivalents, including cash in CIEs, beginning of period	1,514	1,118
Cash and cash equivalents, including cash in CIEs, end of period	$1,276	$1,545
(1) Includes $274 of cash equivalents received in 2025 as part of the OneAmerica acquisition.
	September 30, 2025	December 31, 2024
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents	$1,157	$1,399
Cash and cash equivalents in CIEs	119	115
Total cash and cash equivalents, including cash in CIEs	$1,276	$1,514

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

Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on Net income or Total shareholders’ equity.

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

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which amends certain aspects of accounting for, and disclosure of, internal-use software costs. Key amendments include:
•Elimination of software development stages used to determine capitalization

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

•Capitalization of software costs when both of the following occur:
◦Management has authorized and committed to funding the software project
◦It is probable that the project will be completed and the software will be used to perform the function intended (“probable-to-complete recognition threshold”)
•Disclosures in Subtopic 360-10, Property, Plant, and Equipment, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements.

The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Entities may adopt ASU 2025-06 using a prospective, retrospective, or modified transition approach. The Company is in the process of determining the impact of adopting the provisions of ASU 2025-06.

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2025:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$590	$2	$43	$—	$—	$549
U.S. Government agencies and authorities	30	1	—	—	—	31
State, municipalities and political subdivisions	614	—	96	—	—	518
U.S. corporate public securities	8,444	189	864	—	—	7,769
U.S. corporate private securities	5,625	89	205	—	2	5,507
Foreign corporate public securities and foreign governments(1)	2,899	72	207	—	2	2,762
Foreign corporate private securities(1)	2,879	62	55	—	42	2,844
Residential mortgage-backed securities	4,355	51	208	3	—	4,201
Commercial mortgage-backed securities	3,248	5	430	—	—	2,823
Other asset-backed securities	2,888	30	34	—	5	2,879
Total fixed maturities, including securities pledged	31,572	501	2,142	3	51	29,883
Less: Securities pledged	1,506	—	109	—	—	1,397
Total fixed maturities(3)	$30,066	$501	$2,033	$3	$51	$28,486
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2025, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$719	$714
After one year through five years	3,892	3,875
After five years through ten years	3,800	3,803
After ten years	12,670	11,588
Mortgage-backed securities	7,603	7,024
Other asset-backed securities	2,888	2,879
Fixed maturities, including securities pledged	$31,572	$29,883

As of September 30, 2025 and December 31, 2024, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholders' equity.

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

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	September 30, 2025	December 31, 2024
U.S. Treasuries	$40	$22
U.S. corporate public securities	496	601
Short-term investments	—	241
Foreign corporate public securities and foreign governments	240	258
Total(1)	$776	$1,122
(1) As of September 30, 2025 and December 31, 2024, liabilities to return cash collateral were $747 and $736, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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

Allowance for credit losses

The following tables presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the periods presented:

	Nine Months Ended September 30, 2025
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$6	$17	$2	$9	$4	$38
Credit losses on securities for which credit losses were not previously recorded	2	—	—	33	2	37
Reductions for securities sold during the period	(6)	(17)	—	—	—	(23)
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	(1)	(1)
Balance as of September 30	$2	$—	$2	$42	$5	$51

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

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of September 30, 2025
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$140	$3	$262	$40	$402	$43
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	6	1	500	95	506	96
U.S. corporate public securities	518	34	4,135	830	4,653	864
U.S. corporate private securities	205	4	2,494	201	2,699	205
Foreign corporate public securities and foreign governments	167	3	1,201	204	1,368	207
Foreign corporate private securities	73	1	1,181	54	1,254	55
Residential mortgage-backed	256	3	1,189	205	1,445	208
Commercial mortgage-backed	64	1	2,302	429	2,366	430
Other asset-backed	137	2	291	32	428	34
Total	$1,566	$52	$13,555	$2,090	$15,121	$2,142

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

As of September 30, 2025, the average duration of the Company's fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

As of September 30, 2025 and December 31, 2024, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired. Intent impairments were zero and $19 for the three and nine months ended September 30, 2025, respectively. Intent impairments were $1 and $6 for the three and nine months ended September 30, 2024, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three and nine months ended September 30, 2025 and 2024, the Company had no material debt modifications that require such disclosure.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of September 30, 2025 and December 31, 2024, respectively.

	As of September 30, 2025
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2025	$216	$297	$46	$—	$—	$559
2024	163	148	17	—	—	328
2023	91	203	—	—	—	294
2022	260	280	86	—	—	626
2021	239	205	63	—	—	507
Prior	2,918	180	—		2	3,100
Total(1)	$3,887	$1,313	$212	$—	$2	$5,414
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of September 30, 2025 and December 31, 2024, respectively.

	As of September 30, 2025
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2025	$293	$168	$84	$14	$559
2024	136	93	93	6	328
2023	168	34	87	5	294
2022	336	120	77	93	626
2021	310	25	69	103	507
Prior	2,325	418	269	88	3,100
Total	$3,568	$858	$679	$309	$5,414
(1) No commercial mortgage loans were secured by land or construction loans.

	As of December 31, 2024
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2024	$161	$93	$28	$2	$284
2023	118	180	48	11	357
2022	295	101	76	144	616
2021	258	16	97	148	519
2020	207	20	20	8	255
Prior	2,018	219	346	85	2,668
Total	$3,057	$629	$615	$398	$4,699
(1) No commercial mortgage loans were secured by land or construction loans.

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of September 30, 2025 and December 31, 2024, respectively.

	As of September 30, 2025
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2025	$106	$80	$150	$44	$38	$62	$35	$19	$25	$559
2024	58	96	49	65	20	17	8	3	12	328
2023	33	42	16	96	38	37	3	26	3	294
2022	152	86	56	90	108	106	1	7	20	626
2021	102	55	109	59	110	51	11	10	—	507
Prior	806	772	624	201	221	238	61	95	82	3,100
Total	$1,257	$1,131	$1,004	$555	$535	$511	$119	$160	$142	$5,414

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

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of September 30, 2025 and December 31, 2024, respectively.

	As of September 30, 2025
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2025	$150	$270	$132	$—	$4	$3	$—	$559
2024	73	182	57	16	—	—	—	328
2023	121	120	7	14	32	—	—	294
2022	112	262	196	37	9	10	—	626
2021	46	140	190	113	—	10	8	507
Prior	749	777	844	496	47	143	44	3,100
Total	$1,251	$1,751	$1,426	$676	$92	$166	$52	$5,414

	As of December 31, 2024
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$58	$154	$57	$15	$—	$—	$—	$284
2023	124	172	13	16	32	—	—	357
2022	79	261	222	35	10	9	—	616
2021	35	128	218	111	—	18	9	519
2020	55	48	56	96	—	—	—	255
Prior	610	713	640	437	67	155	46	2,668
Total	$961	$1,476	$1,206	$710	$109	$182	$55	$4,699

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes activity in the allowance for credit losses for commercial mortgage loans for the periods indicated:

	September 30, 2025	December 31, 2024
Allowance for credit losses, beginning of period	$24	$26
Credit losses on mortgage loans for which credit losses were not previously recorded	7	1
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	1	—
Provision for expected credit losses	32	27
Write-offs	(11)	(3)
Allowance for credit losses, end of period	$21	$24

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	September 30, 2025	December 31, 2024
Current	$5,343	$4,673
30-59 days past due	44	—
60-89 days past due	—	—
Greater than 90 days past due	27	26
Total	$5,414	$4,699

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments or when a loan has matured without being paid off or extended. As of September 30, 2025 and December 31, 2024, the Company had $71 and $26, respectively, of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the nine months ended September 30, 2025 and the year ended December 31, 2024 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturities	$461	$420	$1,388	$1,252
Equity securities	6	7	14	16
Mortgage loans on real estate	68	58	204	179
Policy loans	5	6	15	16
Short-term investments and cash equivalents	11	11	31	31
Limited partnerships and other	54	26	141	116
Gross investment income	605	528	1,793	1,610
Less: Investment expenses	22	22	66	57
Net investment income	$583	$506	$1,727	$1,553

As of September 30, 2025 and December 31, 2024, the Company had $5 and $18, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturities, available-for-sale, including securities pledged	$13	$15	$(11)	$(19)
Fixed maturities, at fair value option	(50)	96	(30)	(15)
Equity securities, at fair value	(3)	7	(1)	11
Derivatives	15	(128)	(64)	48
Embedded derivatives within fixed maturities	—	3	7	1
Other derivatives	(1)	1	(1)	1
Standalone derivative	—	(1)	11	—
Managed custody guarantees	2	6	3	6
Stabilizer	5	(6)	10	(7)
Mortgage loans	(2)	(4)	(6)	(1)
Other investments	—	(3)	(14)	—
Net gains (losses)(1)	$(21)	$(14)	$(96)	$25
(1) Investment gains and losses on sales of securities are generally determined based on the amortized cost of the asset being disposed of using the specific identification method.

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds on sales	$1,270	$753	$3,649	$2,199
Gross gains	10	18	37	37
Gross losses	9	13	53	49

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. The Company uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange-traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships. The Company may also use futures contracts as a hedge against an increase in certain equity indices.

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of September 30, 2025 and December 31, 2024.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2025			December 31, 2024
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges(2):
Interest rate contracts(3)	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	140	—	—	106	6	—
Cash flow hedges:
Interest rate contracts	271	—	—	11	—	—
Foreign exchange contracts	538	12	19	623	46	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	15,498	169	265	14,633	246	313
Foreign exchange contracts	264	1	2	203	3	6
Equity contracts	278	3	2	286	2	9
Credit contracts	76	—	—	97	—	2
Embedded derivatives and Managed custody guarantees ("MCGs"):
Within fixed maturity investments(4)	N/A	3	—	N/A	—	4
Within reinsurance agreements(5)	N/A	62	33	N/A	55	41
MCGs(6)	N/A	—	1	N/A	—	4
Stabilizer(6)	N/A	—	5	N/A	—	15
Total		$250	$327		$358	$396
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Condensed Consolidated Balance Sheets.
(2) Total carrying amount of hedged assets and liabilities was $320 and $307 as of September 30, 2025 and December 31, 2024, respectively.
(3) Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets and liabilities was $5 and $(8) as of September 30, 2025 and December 31, 2024, respectively, of which includes $2 of hedging adjustments on discontinued hedging relationships.
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

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized	Counterparty Netting(1)	Cash Collateral Netting(1)	Securities Collateral Netting(1)	Net Receivables/ Payables
September 30, 2025
Derivative assets	$185	$(179)	$(5)	$—	$1
Derivative liabilities	288	(179)	(96)	(9)	4
December 31, 2024
Derivative assets	303	(261)	(34)	(3)	5
Derivative liabilities	332	(261)	(58)	(6)	7
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

As of September 30, 2025, the Company held $2 and pledged $94 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2024, the Company held $33 and pledged $56 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2025, the Company delivered $222 of securities and held no securities as collateral. As of December 31, 2024, the Company delivered $159 of securities and held $4 of securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows for the periods indicated:

	2025		2024
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended September 30,
Amount of Gain (Loss) Recognized in Other Comprehensive Income(1)	$—	$7	$—	$(29)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	1	—	5

Nine Months Ended September 30,
Amount of Gain (Loss) Recognized in Other Comprehensive Income(1)	$—	$(50)	$—	$(18)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	4	—	11
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting were as follows for the periods indicated:

	2025		2024
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$583	$(21)	$506	$(14)
Fair value hedges:
Interest rate contracts:
Hedged items	—	—	—	7
Derivatives designated as hedging instruments	—	—	—	(7)
Foreign exchange contracts:
Hedged items	—	1	—	3
Derivatives designated as hedging instruments(1)	—	1	—	(4)
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	1	—	2	3

Nine Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$1,727	$(96)	$1,553	$25
Fair value hedges:
Interest rate contracts:
Hedged items	—	—	—	8
Derivatives designated as hedging instruments	—	—	—	(8)
Foreign exchange contracts:
Hedged items	—	14	—	1
Derivatives designated as hedging instruments(1)	—	(12)	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	4	—	7	4
(1) The change in derivative instruments designated and qualifying as fair value hedges of $1 and $2 were excluded from the assessment of hedge effectiveness and recognized currently in earnings for the three and nine months ended September 30, 2025, respectively. The change in derivative instruments designated and qualifying as fair value hedges of $0 and $1 were excluded from the assessment of hedge effectiveness and recognized currently in earnings for the three and nine months ended September 30, 2024, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$4	$(129)	$(73)	$36
Foreign exchange contracts	Net gains (losses)	2	(1)	7	(4)
Equity contracts	Net gains (losses)	8	8	15	19
Credit contracts	Net gains (losses)	—	1	(1)	—
Embedded derivatives and MCGs:
Within fixed maturity investments	Net gains (losses)	—	3	7	1
Within reinsurance agreements(1)	(2)	(1)	(27)	4	(23)
MCGs	Net gains (losses)	2	6	3	6
Stabilizer	Net gains (losses)	5	(6)	10	(7)
Total		$20	$(145)	$(28)	$28
(1) For the three and nine months ended September 30, 2025, the amount excluded gains (losses) of $0 and $11, respectively, from standalone derivatives recognized in Net gains (losses). For the three months ended September 30, 2024, the amount excluded gains (losses) of $(1) from standalone derivatives recognized in Net gains (losses). For the nine months ended September 30, 2024, the amount excluded no gains (losses) from standalone derivatives recognized in Net gains (losses).
(2) Gains (losses) on embedded derivatives within reinsurance agreements are recognized in either Policyholder benefits or Net gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2025:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$453	$96		$—	$549
U.S. Government agencies and authorities	—	31		—	31
State, municipalities and political subdivisions	—	518		—	518
U.S. corporate public securities	—	7,706		63	7,769
U.S. corporate private securities	—	3,706		1,801	5,507
Foreign corporate public securities and foreign governments(1)	—	2,701		61	2,762
Foreign corporate private securities(1)	—	2,243		601	2,844
Residential mortgage-backed securities	—	4,132		69	4,201
Commercial mortgage-backed securities	—	2,823		—	2,823
Other asset-backed securities	—	2,670		209	2,879
Total fixed maturities, including securities pledged	453	26,626		2,804	29,883
Equity securities	104	—		94	198
Derivatives:
Interest rate contracts	1	168		—	169
Foreign exchange contracts	—	13		—	13
Equity contracts	—	3		—	3
Embedded derivatives within reinsurance	—	62		—	62
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,307	26		10	2,343
Assets held in separate accounts	106,219	5,359		372	111,950
Total assets	$109,084	$32,257		$3,280	$144,621
Liabilities:
Contingent consideration	$—	$—		$154	$154
Stabilizer and MCGs	—	—		6	6
Derivatives:
Interest rate contracts	3	262		—	265
Foreign exchange contracts	—	21		—	21
Equity contracts	—	2		—	2
Credit contracts	—	—		—	—
Embedded derivatives within reinsurance	—	(9)	(2)	42	33
Total liabilities	$3	$276		$202	$481
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2025
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$48	$—	$1	$15	$—	$—	$—	$—	$(1)	$63	$—	$—
U.S. corporate private securities	1,675	—	18	235	—	(33)	(94)	—	—	1,801	1	18
Foreign corporate public securities and foreign governments(1)	62	—	2	—	—	—	—	—	(3)	61	—	2
Foreign corporate private securities(1)	636	3	1	34	—	—	(73)	—	—	601	—	4
Residential mortgage-backed securities	98	(2)	(1)	—	—	—	—	—	(26)	69	(2)	(1)
Other asset-backed securities	94	—	1	135	—	(13)	(3)	—	(5)	209	—	1
Total fixed maturities, including securities pledged	2,613	1	22	419	—	(46)	(170)	—	(35)	2,804	(1)	24
Equity securities, at fair value	95	(1)	—	—	—	—	—	—	—	94	(1)	—
Contingent consideration	(154)	—	—	—	—	—	—	—	—	(154)	—	—
Stabilizer and MCGs(2)	(13)	5	—	—	—	—	2	—	—	(6)	—	—
Embedded derivatives within reinsurance	(42)	—	—	—	—	—	—	—	—	(42)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	25	1	(1)	—	—	—	(15)	—	—	10	—	(2)
Assets held in separate accounts(4)	347	2	—	36	—	(10)	—	—	(3)	372	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2025
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances		Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$59	$(1)	$2	$15	$—		$(10)	$—	$—	$(2)	$63	$—	$1
U.S. corporate private securities	1,497	2	52	504	—		(42)	(212)	—	—	1,801	1	50
Foreign corporate public securities and foreign governments(1)	60	—	1	—	—		—	—	—	—	61	—	1
Foreign corporate private securities(1)	421	(47)	50	266	—		—	(89)	—	—	601	(18)	49
Residential mortgage-backed securities	67	(5)	—	17	—		—	—	—	(10)	69	(5)	—
Other asset-backed securities	23	—	1	208	—		(14)	(7)	—	(2)	209	—	1
Total fixed maturities, including securities pledged	2,127	(51)	106	1,010	—		(66)	(308)	—	(14)	2,804	(22)	102
Equity securities, at fair value	98	1	—	9	—		(14)	—	—	—	94	2	—
Contingent consideration	(2)	(4)	—	—	(149)	(5)	—	1	—	—	(154)	—	—
Stabilizer and MCGs(2)	(19)	12	—	—	(1)		—	2	—	—	(6)	—	—
Embedded derivatives on reinsurance	(53)	11	—	—	—		—	—	—	—	(42)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	23	1	1	—	—		—	(15)	—	—	10	—	—
Assets held in separate accounts(4)	340	8	—	57	—		(27)	—	—	(6)	372	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2024
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$12	$—	$(1)	$—	$—	$—	$—	$—	$—	$11	$—	$(1)
U.S. corporate private securities	1,464	(4)	58	118	—	(3)	(81)	—	(107)	1,445	2	54
Foreign corporate public securities and foreign governments(1)	17	—	1	10	—	(18)	—	—	—	10	—	—
Foreign corporate private securities(1)	444	2	2	22	—	—	(2)	—	—	468	1	3
Residential mortgage-backed securities	49	4	—	13	—	—	—	—	—	66	5	—
Other asset-backed securities	24	—	—	12	—	—	(2)	—	—	34	—	—
Total fixed maturities, including securities pledged	2,010	2	60	175	—	(21)	(85)	—	(107)	2,034	8	56
Equity securities, at fair value	98	4	—	—	—	—	—	—	—	102	4	—
Contingent consideration	(49)	—	—	—	—	—	14	—	—	(35)	—	—
Stabilizer and MCGs(2)	(10)	—	—	—	—	—	—	—	—	(10)	—	—
Embedded derivatives within reinsurance	(57)	(1)	—	—	—	—	6	—	—	(52)	—	—
Assets held in separate accounts(4)	363	11	—	12	—	(9)	—	—	(29)	348	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2025 and 2024, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$29,883	$29,883	$27,454	$27,454
Equity securities	198	198	246	246
Mortgage loans on real estate	5,414	5,297	4,699	4,459
Policy loans	327	327	342	342
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,343	2,343	2,535	2,535
Derivatives	185	185	303	303
Embedded derivatives within reinsurance	62	62	55	55
Other investments, including securities pledged	73	73	74	74
Assets held in separate accounts	111,950	111,950	101,676	101,676
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$34,170	$37,612	$31,082	$32,877
Funding agreements with fixed maturities	1,501	1,507	1,249	1,257
Supplementary contracts and immediate annuities	531	491	570	515
Stabilizer and MCGs	6	6	19	19
Derivatives	288	288	332	332
Embedded derivatives within reinsurance	33	33	41	41
Short-term debt	586	589	399	399
Long-term debt	1,518	1,504	2,103	2,023
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC			VOBA(2)
	Retirement Deferred and Individual Annuities	Employee Benefits Voluntary	Businesses Exited
Balance as of January 1, 2024	$695	$193	$938	$406
Deferrals of commissions and expenses	60	58	—	3
Amortization expense	(54)	(36)	(100)	(33)
Balance as of December 31, 2024	$701	$215	$838	$376
Additions related to business acquisitions(1)	—	—	—	390
Deferrals of commissions and expenses	43	35	—	3
Amortization expense	(40)	(28)	(71)	(45)
Balance as of September 30, 2025	$704	$222	$767	$724
(1) As a result of the acquisition of OneAmerica Financial's full-service retirement plan business, the estimated VOBA amortization is expected to increase from the 2024 amount by $21 to $29 annually for years 2025 through 2029.
(2) Primarily related to the Retirement segment.

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets as of the periods indicated:

	September 30, 2025	December 31, 2024
DAC:
Retirement Deferred and Individual Annuities	$704	$701
Employee Benefits Voluntary	222	215
Businesses Exited	767	838
Other	18	18
VOBA	724	376
Total	$2,435	$2,148

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Future Policy Benefits and Contract Owner Account Balances

Employee Benefits Group products include long-duration term life insurance, as well as long-term disability products that are mostly employer paid. Employee Benefits Voluntary products include long-duration whole life insurance, critical illness, and accident and hospital indemnity insurance that are mostly employee paid. The following tables present the balances and changes in the liability for future policy benefits for Employee Benefits Group, Employee Benefits Voluntary and Businesses Exited as of September 30, 2025 and December 31, 2024:

	Employee Benefits Group		Employee Benefits Voluntary		Businesses Exited
	2025	2024	2025	2024	2025	2024
Present Value of Expected Net Premiums:
Balance at January 1	$4	$68	$171	$101	$2,872	$3,145
Beginning balance at original discount rate	4	71	180	102	2,842	2,992
Reclassifications(2)	—	(65)	—	65	—	—
Effect of change in cash flow assumptions	—	(1)	(11)	(1)	(194)	110
Effect of actual variances from expected experience	—	—	14	40	(7)	(106)
Adjusted balance at January 1	4	5	183	206	2,641	2,996
Interest accrual	—	—	4	8	114	158
Net premiums collected(1)	—	(1)	(18)	(34)	(230)	(312)
Ending balance at original discount rate	4	4	169	180	2,525	2,842
Effects of changes in discount rate assumptions	—	—	—	(9)	90	30
Balance at end of period	$4	$4	$169	$171	$2,615	$2,872

Present Value of Expected Future Policy Benefits:
Balance at January 1	$772	$899	$461	$307	$7,017	$7,538
Beginning balance at original discount rate	801	918	487	307	7,138	7,404
Reclassifications(2)	—	(150)	—	150	—	—
Effect of change in cash flow assumptions	(5)	(12)	(12)	(1)	(244)	187
Effect of actual variances from expected experience	(24)	10	60	54	(48)	(90)
Adjusted balance at January 1	772	766	535	510	6,846	7,501
Issuances	66	131	—	—	9	14
Interest accrual	11	21	9	18	267	370
Benefit payments	(50)	(117)	(22)	(41)	(541)	(747)
Ending balance at original discount rate	799	801	522	487	6,581	7,138
Effects of changes in discount rate assumptions	(6)	(29)	(13)	(26)	58	(121)
Balance at end of period	$793	$772	$509	$461	$6,639	$7,017

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net liability for future policy benefits	$789	$768	$340	$290	$4,024	$4,145
Less: Reinsurance recoverable	349	330	17	9	3,936	4,056
Net liability for future policy benefits, after reinsurance recoverable	$440	$438	$323	$281	$88	$89
(1) Net Premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(2) During the second quarter 2024, the Company reclassified certain insurance products within Employee Benefits from Group to Voluntary.

The following table presents a rollforward of the additional reserve liability for Businesses Exited for the periods indicated:

	Businesses Exited
	September 30, 2025	December 31, 2024
Balance at beginning of period	$1,883	$2,001
Effect of change in cash flow assumptions	59	(39)
Effect of actual variances from expected experience	(11)	14
Adjusted balance at January 1	1,931	1,976
Interest accrual	59	83
Excess Benefits	(314)	(404)
Assessments	221	228
Balance at end of period	1,897	1,883
Less: Reinsurance recoverable	1,844	1,832
Net additional liability, after reinsurance recoverable	$53	$51

Future policy benefits include the liability for unpaid claims and claim adjustment expenses related to medical stop loss products within the Employee Benefits segment. The following table presents a rollforward of the liability for unpaid claims and claim adjustment expenses for the periods indicated:

	Medical Stop Loss
	Nine Months Ended September 30,
	2025	2024
Balance at January 1	$595	$401
Less: Reinsurance recoverable	(5)	(16)
Net balance at January 1	590	385
Incurred claims and claim adjustment expenses related to:
Current year	874	1,026
Prior years	40	141
Total incurred	914	1,167
Paid claim and claim adjustment expenses related to:
Current year	(418)	(515)
Prior years	(560)	(487)
Total paid	(978)	(1,002)
Net balance at September 30	526	550
Plus: Reinsurance recoverable	5	7
Balance as of September 30	$531	$557

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Pricing, underwriting and reserving on the medical stop loss products are performed based on policy years, and key metrics such as loss ratios are tracked, managed and reported on this basis. The majority of the medical stop loss policies renew in January of each year. For the nine months ended September 30, 2025, $40 of claims incurred on prior years is primarily attributed to incurred claims for policy years effective during 2024 and partially offset by favorable claim development for policy years effective during 2023 and 2024. For the nine months ended September 30, 2024, $141 of claims incurred on prior years is primarily attributed to incurred claims and unfavorable claim development for policy years effective during 2023.

The reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2025	December 31, 2024
Employee Benefits Group	$789	$768
Employee Benefits Voluntary	340	290
Businesses Exited - Future policy benefits	4,024	4,145
Businesses Exited - Additional liability	1,897	1,883
Businesses Exited - Other	1,242	1,284
Medical stop loss products	531	595
Other	330	367
Total	$9,153	$9,332

The amount of undiscounted expected gross premiums and future benefit payments is presented in the table below:

	September 30, 2025		December 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Employee Benefits Group
Expected future benefit payments	$998	$799	$990	$801
Expected future gross premiums	11	8	11	8
Employee Benefits Voluntary
Expected future benefit payments	917	522	881	487
Expected future gross premiums	564	393	631	427

The following table presents the weighted average duration of the liability for future policy benefits and the weighted average interest rates for the periods indicated:

	Employee Benefits Group		Employee Benefits Voluntary		Businesses Exited
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Weighted average duration (in years)(1)	7	7	14	14	8	8
Interest accretion rate	4.2%	4.0%	5.1%	5.1%	5.0%	5.0%
Current discount rate	5.1%	5.4%	5.5%	5.7%	5.3%	5.6%
(1) Weighted average duration (in years) for Businesses Exited includes additional liability.

The weighted average interest rate for the additional liability related to Businesses Exited was 4.3% for the periods ended September 30, 2025 and December 31, 2024.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Retirement Deferred Group and Individual Annuity		Businesses Exited
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Balance at January 1	$29,624	$31,139	$4,182	$4,635
Additions related to business acquisitions(1)	3,458	—	—	—
Deposits	2,395	2,505	200	287
Fee income	(45)	(50)	(275)	(371)
Surrenders, withdrawals and benefits	(4,064)	(5,127)	(314)	(544)
Net transfers (from) to the general account(2)	454	312	6	4
Interest credited	683	845	116	171
Balance at end of period	$32,505	$29,624	$3,915	$4,182

Weighted-average crediting rate	2.8%	2.8%	3.9%	3.9%
Net amount at risk(3)	$66	$90	$640	$676
Cash surrender value	$32,067	$29,169	$1,117	$1,236
(1) In addition, $0.3 billion of acquired other investment contracts during the current year from OneAmerica Financial are reported in Other in the table below.
(2) Net transfers (from) to the general account for Retirement include transfers of $(750) and $(1,149) for 2025 and 2024, respectively, related to Voya-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.
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

The following table presents a reconciliation of the Contract owner account balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	September 30, 2025	December 31, 2024
Retirement Deferred group and individual annuity	$32,505	$29,624
Businesses Exited	3,915	4,182
Non-putable funding agreements	1,501	1,249
Businesses Exited - Other	1,067	1,158
Other(1)	1,196	891
Total	$40,184	$37,104
(1) Primarily consists of other investment and universal life contracts.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of September 30, 2025
Up to 1.00%	$119	$4,098	$4,084	$2,185	$2,203	$1,830	$14,519
1.01% - 2.00%	408	99	59	8	3	5	582
2.01% - 3.00%	9,929	253	67	93	—	6	10,348
3.01% - 4.00%	9,035	148	—	1	—	—	9,184
4.01% and Above	1,390	76	—	—	—	—	1,466
Renewable beyond 12 months (MYGA)(2)	337	—	—	—	2	—	339
Total discretionary rate setting products	$21,218	$4,674	$4,210	$2,287	$2,208	$1,841	$36,438

As of December 31, 2024
Up to 1.00%	$82	$4,378	$3,691	$1,705	$1,545	$928	$12,329
1.01% - 2.00%	437	106	54	7	2	6	612
2.01% - 3.00%	10,266	93	62	60	—	4	10,485
3.01% - 4.00%	8,368	150	—	1	—	—	8,519
4.01% and Above	1,464	80	—	—	—	—	1,544
Renewable beyond 12 months (MYGA)(2)	364	—	—	—	2	—	366
Total discretionary rate setting products	$20,981	$4,807	$3,807	$1,773	$1,549	$938	$33,855
(1) The table includes contracts acquired as a result of the OneAmerica Financial's acquisition completed in the first quarter of 2025. Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after September 30, 2025 and December 31, 2024 on which the Company is required to credit interest above the contractual GMIR for at least the next twelve months.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	Direct	Assumed (1)	Ceded	Total, Net of Reinsurance
September 30, 2025
Assets
Premium receivable	$202	$9	$(221)	$(10)
Reinsurance recoverable, net of allowance for credit losses	—	—	10,845	10,845
Total	$202	$9	$10,624	$10,835
Liabilities
Future policy benefits and contract owner account balances	$45,162	$4,175	$—	$49,337
Total	$45,162	$4,175	$—	$49,337

December 31, 2024
Assets
Premium receivable	$205	$10	$(238)	$(23)
Reinsurance recoverable, net of allowance for credit losses	—	—	11,307	11,307
Total	$205	$10	$11,069	$11,284
Liabilities
Future policy benefits and contract owner account balances	$45,540	$896	$—	$46,436
Total	$45,540	$896	$—	$46,436
(1) As of September 30, 2025, Future policy benefits and contract owner account balances include $3.3 billion of investment contracts assumed related to the acquisition of OneAmerica Financial's full-service retirement plan business.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Premiums:
Direct premiums	$943	$1,016	$2,857	$3,070
Reinsurance assumed	6	6	17	17
Reinsurance ceded	(230)	(226)	(700)	(701)
Net premiums	$719	$796	$2,174	$2,386

Fee income:
Direct fee income	$688	$634	$1,984	$1,854
Reinsurance assumed	29	4	79	12
Reinsurance ceded	(101)	(98)	(300)	(296)
Net fee income	$616	$540	$1,763	$1,570

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,190	$1,233	$3,442	$3,571
Reinsurance assumed	34	7	94	43
Reinsurance ceded	(374)	(302)	(1,050)	(982)
Net interest credited and other benefits to contract owners / policyholders	$850	$938	$2,486	$2,632

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

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of September 30, 2025 and December 31, 2024, the Company had a deposit asset net of the allowance for credit losses of $0.9 billion and $1.1 billion, respectively, which is reported in Other assets on the Condensed Consolidated Balance Sheets. In addition, the Company had a liability for funds withheld under ceded reinsurance agreements of $107 and $103 as of September 30, 2025 and December 31, 2024, respectively, which was recorded in Other liabilities on the Condensed Consolidated Balance Sheets. The funds withheld asset related to assumed reinsurance was $0.9 billion as of September 30, 2025, which was recorded in Other assets on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.     Separate Accounts

The following tables present a rollforward of separate account liabilities for the Retirement stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	September 30, 2025			December 31, 2024
Retirement	Stabilizer(1)	Deferred Annuity	Total	Stabilizer(1)	Deferred Annuity	Total
Balance at January 1	$6,901	$90,756	$97,657	$7,175	$82,310	$89,485
Premiums and deposits	760	8,146	8,906	891	9,970	10,861
Fee income	(23)	(378)	(401)	(33)	(487)	(520)
Surrenders, withdrawals and benefits	(899)	(9,112)	(10,011)	(1,376)	(12,539)	(13,915)
Net transfers (from) to separate accounts	—	(1,204)	(1,204)	—	(1,461)	(1,461)
Investment performance	436	12,218	12,654	244	12,963	13,207
Balance at end of period	$7,175	$100,426	$107,601	$6,901	$90,756	$97,657

Reconciliation to Condensed Consolidated Balance Sheets:
Other variable products liabilities			4,349			4,019
Total Separate Account liabilities			$111,950			$101,676
(1) Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Retirement deferred annuity products was $100,405 and $90,734, as of September 30, 2025 and December 31, 2024, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts was as follows for the periods indicated:

	September 30, 2025	December 31, 2024
U.S. Treasury securities and obligations of U.S. government, corporations and agencies	$991	$913
Corporate and foreign debt securities	2,572	2,493
Mortgage-backed securities	2,903	3,087
Equity securities (including mutual funds)	104,625	94,685
Cash, cash equivalents and short-term investments	651	437
Receivable for securities and accruals	208	61
Total	$111,950	$101,676

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables reconcile Adjusted operating revenues to Total revenues and Adjusted operating earnings before income taxes to Income (loss) before income taxes for the periods indicated:

	Three Months Ended September 30, 2025
	Retirement	Investment Management	Employee Benefits	Corporate	Total
Revenues:
External customer revenue(1)	$409	$237	$789	$—	$1,435
Net investment income	500	3	42	38	583
Net gains (losses)	(36)	2	—	13	(21)
Income (loss) related to CIEs	—	132	—	(1)	131
Intersegment Fee income and elimination	—	21	—	(21)	—
Total revenues					2,128

Adjustments(2)	(20)	(138)	(2)	(26)	(186)
Adjusted operating revenues	853	257	829	3	1,942
Less:
Interest credited and other benefits to contract owners/policyholders	235	—	546	—	781
Administrative expenses	254	177	134	—	565
Premium taxes, fees and assessments	—	—	52	—	52
Net commissions	74	—	39	—	113
DAC/VOBA and other intangibles amortization	28	—	12	—	40
Financing costs and preferred dividends	—	—	—	47	47
Other corporate	—	—	—	37	37
Adjusted operating earnings before income taxes including noncontrolling interest	261	80	47	(81)	307
Less: Earnings (loss) attributable to the noncontrolling interest	—	18	—	(1)	17
Adjusted operating earnings before income taxes	261	62	47	(80)	290
Plus adjustments:
Net investment gains (losses)					(16)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(52)
Income (loss) attributable to noncontrolling interests					80
Dividend payments made to preferred shareholders					16
Other adjustments					(11)
Income (loss) before income taxes					$307
(1) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(2) Total adjustments include Net investment gains (losses) of $(9), Revenues related to businesses exited or to be exited through reinsurance or divestment of $28, Revenues attributable to noncontrolling interests of $115 and Other adjustments of $50.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2024
	Retirement	Investment Management	Employee Benefits	Corporate	Total
Revenues:
External customer revenue(1)	$343	$229	$858	$9	$1,439
Net investment income	420	8	36	42	506
Net gains (losses)	(38)	—	(4)	28	(14)
Income (loss) related to CIEs	—	24	—	1	25
Intersegment Fee income and elimination	—	20	—	(20)	—
Total revenues					1,956

Adjustments(2)	2	(38)	2	(54)	(89)
Adjusted operating revenues	726	243	892	6	1,867
Less:
Interest credited and other benefits to contract owners/policyholders	210	—	634	—	845
Administrative expenses	219	171	130	—	520
Premium taxes, fees and assessments	—	—	47	—	47
Net commissions	65	—	49	—	114
DAC/VOBA and other intangibles amortization	21	—	8	—	29
Financing costs and preferred dividends	—	—	—	46	46
Other corporate	—	—	—	20	20
Adjusted operating earnings before income taxes including noncontrolling interest	211	72	23	(60)	245
Less: Earnings (loss) attributable to the noncontrolling interest	—	17	—	(1)	16
Adjusted operating earnings before income taxes	211	55	23	(59)	230
Plus adjustments:
Net investment gains (losses)					(33)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(52)
Income (loss) attributable to noncontrolling interests					(16)
Dividend payments made to preferred shareholders					16
Other adjustments					(28)
Income (loss) before income taxes					$116
(1) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(2) Total adjustments include Net investment gains (losses) of $(33), Revenues related to businesses exited or to be exited through reinsurance or divestment of $52, Revenues attributable to noncontrolling interests of $19 and Other adjustments of $50.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2025
	Retirement	Investment Management	Employee Benefits	Corporate	Total
Revenues:
External customer revenue(1)	$1,170	$683	$2,391	$(3)	$4,241
Net investment income	1,469	19	118	121	1,727
Net gains (losses)	(129)	—	(3)	36	(96)
Income (loss) related to CIEs	—	205	—	1	206
Intersegment Fee income and elimination	—	64	—	(64)	—
Total revenues					6,078

Adjustments(2)	(35)	(231)	(4)	(77)	(347)
Adjusted operating revenues	2,475	740	2,502	14	5,731
Less:
Interest credited and other benefits to contract owners/policyholders	698	—	1,627	—	2,325
Administrative expenses	773	541	405	—	1,719
Premium taxes, fees and assessments	—	—	152	—	152
Net commissions	216	—	129	—	345
DAC/VOBA and other intangibles amortization	84	—	28	—	112
Financing costs and preferred dividends	—	—	—	127	127
Other corporate	—	—	—	99	99
Adjusted operating earnings before income taxes including noncontrolling interest	703	199	162	(212)	852
Less: Earnings (loss) attributable to the noncontrolling interest	—	44	—	(3)	41
Adjusted operating earnings before income taxes	703	155	162	(208)	811
Plus adjustments:
Net investment gains (losses)					(46)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(122)
Income (loss) attributable to noncontrolling interests					70
Dividend payments made to preferred shareholders					37
Other adjustments					(82)
Income (loss) before income taxes					$668
(1) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(2) Total adjustments include Net investment gains (losses) of $(53), Revenues related to businesses exited or to be exited through reinsurance or divestment of $86, Revenues attributable to noncontrolling interests of $177 and Other adjustments of $137.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2024
	Retirement	Investment Management	Employee Benefits	Corporate	Total
Revenues:
External customer revenue(1)	$986	$664	$2,585	$10	$4,245
Net investment income	1,301	17	108	127	1,553
Net gains (losses)	5	1	(3)	22	25
Income (loss) related to CIEs	—	216	—	1	217
Intersegment Fee income and elimination	—	59	—	(59)	—
Total revenues					6,040

Adjustments(2)	(116)	(245)	(1)	(87)	(449)
Adjusted operating revenues	2,176	711	2,689	15	5,591
Less:
Interest credited and other benefits to contract owners/policyholders	640	—	1,839	—	2,478
Administrative expenses	673	522	395	—	1,589
Premium taxes, fees and assessments	—	—	138	—	138
Net commissions	189	—	151	—	340
DAC/VOBA and other intangibles amortization	64	—	25	—	89
Financing costs and preferred dividends	—	—	—	124	124
Other corporate	—	—	—	69	69
Adjusted operating earnings before income taxes including noncontrolling interest	611	189	142	(178)	764
Less: Earnings (loss) attributable to the noncontrolling interest	—	43	—	(3)	40
Adjusted operating earnings before income taxes	611	147	142	(175)	724
Plus adjustments:
Net investment gains (losses)					50
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(121)
Income (loss) attributable to noncontrolling interests					51
Dividend payments made to preferred shareholders					37
Other adjustments					(63)
Income (loss) before income taxes					$679
(1) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(2) Total adjustments include Net investment gains (losses) of $30, Revenues related to businesses exited or to be exited through reinsurance or divestment of $89, Revenues attributable to noncontrolling interests of $186 and Other adjustments of $144.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company's segments as of the dates indicated:

	September 30, 2025	December 31, 2024
Retirement	$143,768	$129,058
Investment Management	1,864	1,873
Employee Benefits	3,465	3,490
Corporate	24,046	24,940
Total assets, before consolidation(1)	173,143	159,361
Consolidation of investment entities	4,305	4,528
Total assets	$177,448	$163,889
(1) Includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

10.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's operating segments were as follows:

	Retirement	Investment Management	Employee Benefits	Corporate(1)	Consolidated
Balance as of January 1, 2024	$17	$286	$343	$102	$748
Additions related to business acquisitions	—	—	—	—	—
Balance as of December 31, 2024	$17	$286	$343	$102	$748
Additions related to business acquisitions(2)	56	—	—	—	56
Balance as of September 30, 2025	$73	$286	$343	$102	$804
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

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives (Years)	September 30, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Management contract rights	N/A	$350	$—	$350	$350	$—	$350
Finite-life intangibles:
Management contract rights	17	131	25	106	131	19	112
Customer relationship lists(1)	16	345	158	187	325	145	180
Trademarks	8	15	5	10	15	4	11
Computer software(2)	5	442	258	184	432	253	179
Total intangible assets		$1,283	$446	$837	$1,253	$421	$832
(1) During 2025, as a result of the acquisition of OneAmerica Financial's full-service retirement plan business, the Company recognized intangible assets of $21, which will be amortized over a weighted average useful life of 13 years.
(2) Fully amortized computer software of $47 was written-off during the nine months ended September 30, 2025.

Amortization expense related to intangible assets was $76 and $70 for the nine months ended September 30, 2025 and 2024, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

11.    Share-based Incentive Compensation Plans

Omnibus Incentive Plans

The Company previously offered equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plans"). On May 23, 2024, the Company's shareholders approved the Voya Financial, Inc. 2024 Omnibus Incentive Plan (the "2024 Omnibus Plan"), which is a successor to the Omnibus Plans, and no further grants shall be made pursuant to the Omnibus Plans. The 2024 Omnibus Plan provides for 8,000,000 shares of common stock to be initially available for issuance as equity-based compensation awards, less one share for every one share granted under the Omnibus Plans after December 31, 2023 and prior to the effective date of the 2024 Omnibus Plan. As of September 30, 2025, common stock reserved and available for issuance under the 2024 Omnibus Plan was 6,353,059 shares.

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and the 2024 Omnibus Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted Stock Unit (RSU) awards	$11	$13	$43	$49
Performance Stock Unit (PSU) awards	(2)	10	11	36
Total share-based compensation expense	9	23	54	85
Income tax benefit	1	5	12	21
After-tax share-based compensation expense	$8	$18	$42	$64

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the 2024 Omnibus Plan for the periods indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	1.9	$67.95	2.2	$63.48
Adjustment for PSU performance factor	—	—	(0.1)	65.46
Granted	0.9	73.76	0.6	78.82
Vested	(0.9)	68.48	(0.5)	66.15
Forfeited	(0.1)	70.62	(0.3)	65.69
Outstanding as of September 30, 2025	1.8	$70.46	1.9	$70.75

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2025	0.8	$45.71
Granted	—	—
Exercised	(0.2)	40.31
Forfeited	—	—
Outstanding as of September 30, 2025	0.6	$47.94
Vested, exercisable, as of September 30, 2025	0.6	$47.94

12.    Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2024	103.6	0.7	102.9
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	8.6	(8.6)
Share-based compensation programs	1.9	0.8	1.1
Balance, December 31, 2024	105.6	10.1	95.5
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	1.1	(1.1)
Share-based compensation programs	1.6	0.7	0.9
Balance, September 30, 2025	107.3	11.9	95.4

Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends declared per share of common stock	$0.45	$0.45	$1.35	$1.25

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

As of September 30, 2025, the aggregate amount remaining under the Company's share repurchase authorization was $661. On October 30, 2025, this share repurchase authorization, which had an original expiration of December 31, 2025, was extended by the Board of Directors through December 31, 2026 and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions during the nine months ended September 30, 2025:

Execution Date	Payment	Initial Shares Delivered	Closing Date	Additional Shares Delivered	Total Shares Repurchased
August 11, 2025	$100	1,127,396	October 15, 2025	218,336	1,345,732

The following table presents repurchases of the Company's common stock pursuant to 10b5-1 plans and through open market repurchases for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Shares of common stock	—	5,811,158
Payment	$—	$415

Preferred Stock

As of September 30, 2025 and December 31, 2024, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding were as follows for the periods indicated:

	September 30, 2025		December 31, 2024
Series	Issued	Outstanding	Issued	Outstanding
7.758% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended September 30,	Per Share	Aggregate	Per Share	Aggregate
2025	$38.790	$13	$13.375	$4
2024	38.790	13	13.375	4
Nine Months Ended September 30,
2025	77.580	25	40.125	12
2024	77.580	25	40.125	12

As of September 30, 2025, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

13.    Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2025	2024	2025	2024
Earnings
Net income available to common shareholders:
Net income	$272	$98	$584	$621
Less: Preferred stock dividends	16	16	37	37
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	80	(16)	70	51
Net income available to common shareholders	$176	$98	$477	$533

Weighted average common shares outstanding
Basic	95.9	98.2	96.1	100.2
Dilutive Effects(1):
RSUs	1.0	1.1	1.0	1.1
PSUs	0.3	0.7	0.4	0.7
Stock Options	0.2	0.4	0.2	0.4
Diluted	97.4	100.4	97.7	102.4

Net income available to Voya Financial, Inc.'s common shareholders per common share (2)
Basic	$1.82	$1.00	$4.96	$5.32
Diluted	$1.80	$0.98	$4.88	$5.20
(1) For the three and nine months ended September 30, 2025 and 2024, weighted average shares used for calculating earnings per share excludes the impact of forward contracts related to the share repurchase agreement entered into on August 11, 2025 and September 12, 2024, respectively, as the inclusion of these instruments would be antidilutive to the earnings per share calculation. For more information on the share repurchase agreement, see the Shareholders' Equity Note to these Condensed Consolidated Financial Statements.
(2) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total. Diluted earnings per share is computed assuming the issuance of restricted stock units, stock options and performance share units using the treasury stock method.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

14.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated other comprehensive income (loss) ("AOCI") as of the dates indicated:

	September 30, 2025	September 30, 2024
Fixed maturities, net of impairment	$(1,644)	$(1,648)
Derivatives(1)	7	34
Change in current discount rate	(770)	(838)
Deferred income tax asset (liability)(2)	628	638
Total	(1,779)	(1,814)
Pension and other postretirement benefits liability, net of tax	1	2
AOCI	$(1,778)	$(1,812)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2025, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $7.
(2) The Company uses the portfolio method to determine when stranded tax benefits (or detriments) are released from AOCI.

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

	Three Months Ended September 30, 2025
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$372		$(79)	$293
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	—		—	—
Change in unrealized gains (losses) on available-for-sale securities	372		(79)	293
Derivatives:
Derivatives	7	(1)	(1)	6
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(2)		1	(1)
Change in unrealized gains (losses) on derivatives	5		—	5

Change in current discount rate	(11)		2	(9)
Change in AOCI	$366		$(77)	$289
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2025
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$881		$(186)	$695
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	26		(5)	21
Change in unrealized gains (losses) on available-for-sale securities	907		(191)	716
Derivatives:
Derivatives	(50)	(1)	11	(39)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(8)		2	(6)
Change in unrealized gains (losses) on derivatives	(58)		13	(45)

Change in current discount rate	17		(4)	13
Change in AOCI	$866		$(182)	$684
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Three Months Ended September 30, 2024
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,047		$(219)	$828
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(20)		4	(16)
Change in unrealized gains (losses) on available-for-sale securities	1,027		(215)	812
Derivatives:
Derivatives	(28)	(1)	6	(22)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains (losses) on derivatives	(32)		7	(25)

Change in current discount rate	(20)		4	(16)
Change in AOCI	$975		$(204)	$771
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2024
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$717		$(151)	$566
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	4		(1)	3
Change in unrealized gains (losses) on available-for-sale securities	721		(152)	569
Derivatives:
Derivatives	(17)	(1)	4	(13)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(12)		3	(9)
Change in unrealized gains (losses) on derivatives	(29)		7	(22)

Change in current discount rate	52		(11)	41
Change in AOCI	$744		$(156)	$588
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

15.    Revenue from Contracts with Customers

Financial services and software subscriptions and services revenue is disaggregated by type of service in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Retirement
Advisory and recordkeeping and administration	$189	$163	$542	$463
Distribution and shareholder servicing	35	34	97	100
Investment Management
Advisory, asset management and recordkeeping and administration	255	248	730	732
Distribution and shareholder servicing	34	40	102	119
Employee Benefits
Recordkeeping and administration	12	7	32	19
Software subscriptions and services	47	50	148	154
Corporate
Recordkeeping and administration	—	—	1	2
Total financial services and software subscriptions and services revenue	572	542	1,652	1,589
Revenue from other sources(1)	144	101	415	270
Total Fee income and Other revenue	$716	$643	$2,067	$1,859
(1) Primarily consists of revenue from insurance contracts and financial instruments.

Net receivables of $341 and $361 are included in Other assets on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.

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

The Company's effective tax rate for the three and nine months ended September 30, 2025 was 11.4% and 12.6%, respectively. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD"), noncontrolling interest and tax credits.

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

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of September 30, 2025, the Company had net unrealized capital losses on investments of $1.6 billion in AOCI. The Company expects this DTA to be utilized by its hold-to-maturity tax planning strategy. Additionally, income before income taxes available to the Company remained positive for the period. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs.

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

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes changes to the Internal Revenue Code. The Company does not expect the OBBBA to have a material impact on its financial statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

17.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt issued or borrowed and outstanding as of the periods indicated:

	Issuer	Maturity	September 30, 2025	December 31, 2024
3.976% Senior Notes, due 2025 (2)(3)	Voya Financial, Inc.	02/15/2025	$—	$399
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	447	446
5.0% Senior Notes, due 2034 (2)(3)	Voya Financial, Inc.	09/20/2034	396	395
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	396	396
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048 (2)(3)	Voya Financial, Inc.	01/23/2048	336	336
7.625% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings Inc.	08/15/2036	79	79
8.424% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	1	2
Subtotal			2,104	2,502
Less: Current portion of long-term debt			586	399
Total			$1,518	$2,103
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.

As of September 30, 2025, the Company was in compliance with its debt covenants.

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

Aetna Notes

As of September 30, 2025, outstanding principal amount of the 7.625% Voya Holdings Inc. debentures, due 2026 and 6.97% Voya Holdings Inc. debentures, due 2036 (collectively, the "Aetna Notes") was $218, which is guaranteed by ING Group. As of September 30, 2025, the Company provided a deposit of $227 to a control account with a third-party collateral agent as collateral benefiting ING Group. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the nine months ended September 30, 2025 and 2024 were immaterial.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2025, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires May 1, 2028. The facility provides $500 of committed capacity for revolving loan borrowings and letters of credit issuances, including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25. As of September 30, 2025, there were no amounts outstanding as revolving credit borrowings, no amounts of LOCs outstanding and no amounts of swingline loans outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $4.998 billion, which may increase upon any future equity issuances by the Company.

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

Under the Facility Agreement, the Company has the right, on one or more occasions, to issue and sell up to $600 of its 6.012% Senior Notes to the Trust in exchange for a corresponding amount of Treasury securities held by the Trust. In consideration for this right, the Company pays the Trust a semi-annual facility fee at a rate of 1.5175% per annum on the unexercised portion of the facility. These fees are recorded in Operating expenses in the Condensed Consolidated Statements of Operations. The Company also reimburses the Trust for its administrative expenses.

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

As of September 30, 2025, the Company had off-balance sheet commitments to acquire mortgage loans of $330 and purchase limited partnerships and private placement investments of $2,676, of which $393 related to consolidated investment entities.

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

	September 30, 2025	December 31, 2024
Fixed maturity collateral pledged to FHLB(1)	$2,323	$2,007
FHLB restricted stock(2)	75	65
Fixed maturities-state and other deposits	35	35
Cash and cash equivalents	28	21
Securities pledged(3)	1,397	1,523
Total restricted assets	$3,858	$3,651
(1) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $747 and $1,083 as of September 30, 2025 and December 31, 2024, respectively. In addition, as of September 30, 2025 and December 31, 2024, the Company delivered securities as collateral of $222 and $159, respectively, and repurchase agreements of $428 and $281, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston, and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2025 and December 31, 2024, the Company had $1,501 and $1,249, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. Assets pledged to the FHLB are reflected in the table above.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2025, the Company estimates the aggregate range of

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

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

As of September 30, 2025, approximately $97 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $355 and $366 as of September 30, 2025 and December 31, 2024, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if the Company remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 5 and 4 CLOs as of September 30, 2025 and December 31, 2024, respectively.

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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 11 and 13 partnerships as of September 30, 2025 and December 31, 2024, respectively.

The noncontrolling interest related to partnerships increased to $1,905 at September 30, 2025 from $1,783 at December 31, 2024. Changes in market value, consolidations, deconsolidations, contributions, and distributions related to these investments in the funds directly impact the noncontrolling interest component of Shareholders' equity on the Company's Condensed Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by favorable market appreciation in limited partnership investments and an increase in net contributions. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

Fair Value Measurement

Upon consolidation, the Company elected to apply the FVO for financial assets and financial liabilities held by CLOs and continued to measure these assets (primarily corporate loans) and liabilities (debt obligations issued by CLOs) at fair value in subsequent periods. The Company has elected the FVO which allows the Company to more effectively align changes in the fair value of CLO assets with a commensurate change in the fair value of CLO liabilities.

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

As discussed in more detail below, the Company utilizes valuations obtained from third-party commercial pricing services, brokers and investment sponsors or third-party administrators that supply the net asset value ("NAV"), or its equivalent, per share used as a practical expedient. The valuations obtained from brokers and third-party commercial pricing services are non-

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

binding. These valuations are reviewed on a monthly or quarterly basis depending on the entity and its underlying investments. Procedures include, but are not limited to, a review of underlying fund investor reports, review of top and worst performing funds requiring further scrutiny, review of variance from prior periods and review of variance from benchmarks, where applicable. In addition, the Company considers both macro and fund specific events that may impact the latest NAV supplied and determines if further adjustments of value should be made. Such changes, if any, are subject to senior management review.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2025 and 2032, paying interest at SOFR, EURIBOR or PRIME plus a spread of up to 8.0% as of December 31, 2024. As of December 31, 2024, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $17. Corporate loans are moved to non-accrual status when the investment defaults. Less than 1% of the collateral loans were in default as of December 31, 2024.

The fair values for corporate loans are measured based on the fair value of the CLO notes, as the Company uses the measurement alternative, which allows for the use of the more observable of the fair value of the financial assets and the fair value of the financial liabilities. In the third quarter of 2025, the Company determined that the inputs for measuring financial liabilities are more observable. The corporate loans are classified within Level 2 of the fair value hierarchy, consistent with the classification of the CLO notes. See description of fair value process for CLO notes below.

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on SOFR or EURIBOR plus a pre-defined spread, which varies from 1.0% for the more senior tranches to 8.8% for the more subordinated tranches. CLO notes mature in 2034 and 2036, and have a weighted average maturity of 10 years as of September 30, 2025. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt. As of September 30, 2025, the unpaid principal balance exceeded the fair value of the CLO notes by approximately $41.

The fair values of the CLO notes are determined using third-party commercial pricing services, with the primary inputs being credit spreads off benchmark yields, prepayment speed assumptions, current and forecasted loss severity, debt service coverage ratios, collateral type, payment priority within tranche and the vintage of the loans underlying the security. The CLO notes are classified within Level 2 of the fair value hierarchy.

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

As of September 30, 2025 and December 31, 2024, certain private equity funds maintained revolving lines of credit of $1,308. The revolving lines of credit are eligible for renewal every three years; all loans bear interest at EURIBOR or SOFR plus 185 - 215 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of September 30, 2025 and December 31, 2024, outstanding borrowings amount to $1,018 and $1,153, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - Other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of September 30, 2025:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$115	$—	$—	$—	$115
Corporate loans	—	1,166	—	—	1,166
Limited partnerships/corporations	—	—	—	3,130	3,130
Other investments(1)	—	—	48	—	48
VOEs
Cash and cash equivalents	4	—	—	—	4
Other investments(1)	—	—	—	47	47
Total assets	$119	$1,166	$48	$3,177	$4,510
Liabilities
VIEs
CLO notes	$—	$1,107	$—	$—	$1,107
Total liabilities	$—	$1,107	$—	$—	$1,107
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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and nine months ended September 30, 2025 and 2024, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

The Company had no deconsolidation during the three months ended September 30, 2025 and 2024. The Company had two deconsolidations during the nine months ended September 30, 2025 and 2024. Because the Company was no longer deemed to be the primary beneficiary of the VIEs, it no longer had a controlling financial interest in the entities. For deconsolidated investment entities, the Company continues to serve as the general partner and/or investment manager until such entities are fully liquidated.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of September 30, 2025 and December 31, 2024, the Company held $471 and $466 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

LPs

As of September 30, 2025 and December 31, 2024, the Company held $1,964 and $1,836 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

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

The following discussion and analysis presents a review of our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 and financial condition as of September 30, 2025 and December 31, 2024. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section contained in our Annual Report on Form 10-K.

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

During the first nine months of 2025, new tariffs were announced on major U.S. trading partners, who have in turn responded with retaliatory actions. While many of these tariffs have been put on hold, there is significant uncertainty about the future direction of trade policies between the U.S. and its partners. This in turn has led to a significant increase in volatility across financial markets and has created more uncertainty in the economic outlook. We describe how such macroeconomic developments, risks, and uncertainties may impact the Company in Risk Factors in Part I, Item 1A, and in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

Operating Measures

In this MD&A, we discuss Adjusted operating earnings before income taxes and Adjusted operating revenues, each of which is a measure used by management to evaluate segment performance. For additional information on each measure, see Segments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Assets Under Management ("AUM") and Assets Under Advisement ("AUA")

The following table presents AUM and AUA as of the dates indicated:

	As of September 30,
($ in millions)	2025	2024
AUM and AUA:
Retirement	$784,821	$608,493
Investment Management	419,827	391,674
Employee Benefits	1,925	1,972
Eliminations/Other	(117,949)	(112,520)
Total AUM and AUA (1)	$1,088,624	$889,619

AUM	600,439	504,787
AUA	488,185	384,832
Total AUM and AUA (1)	$1,088,624	$889,619
(1) Includes AUM and AUA related to the divested businesses, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

Results of Operations - Consolidated

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2025	2024	Change	2025	2024	Change
Revenues:
Net investment income	$583	$506	$77	$1,727	$1,553	$174
Fee income	616	540	76	1,763	1,570	193
Premiums	719	796	(77)	2,174	2,386	(212)
Net gains (losses)	(21)	(14)	(7)	(96)	25	(121)
Other revenue	100	103	(3)	304	289	15
Income (loss) related to consolidated investment entities	131	25	106	206	217	(11)
Total revenues	2,128	1,956	172	6,078	6,040	38
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	850	938	(88)	2,486	2,632	(146)
Operating expenses	829	775	54	2,510	2,326	184
Net amortization of Deferred policy acquisition costs and Value of business acquired	65	55	10	185	167	18
Interest expense	29	29	—	89	89	—
Operating expenses related to consolidated investment entities	48	43	5	140	147	(7)
Total benefits and expenses	1,821	1,840	(19)	5,410	5,361	49
Income (loss) before income taxes	307	116	191	668	679	(11)
Income tax expense (benefit)	35	18	17	84	58	26
Net Income (loss)	272	98	174	584	621	(37)
Less: Net income (loss) attributable to noncontrolling interest	80	(16)	96	70	51	19
Less: Preferred stock dividends	16	16	—	37	37	—
Net income (loss) available to our common shareholders	$176	$98	$78	$477	$533	$(56)

Consolidated - Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Total Revenues

Total revenues increased $172 million from $1,956 million to $2,128 million. The following items contributed to the overall increase.

Net investment income increased $77 million from $506 million to $583 million primarily due to:

•income from onboarded OneAmerica assets;
•overall market impacts to limited partnership valuations; and
•active portfolio management.

Fee income increased $76 million from $540 million to $616 million primarily due to:

•onboarded OneAmerica assets; and
•higher average equity markets and strong commercial momentum in Retirement and Investment Management.

Premiums decreased $77 million from $796 million to $719 million primarily due to:

•actions to improve the Stop Loss business in Employee Benefits.

Income (loss) related to consolidated investment entities increased $106 million from $25 million to $131 million primarily due to:

•overall market impacts to limited partnership valuations; and
•the deconsolidation of a collateral loan obligation in the prior period.

Total Benefits and Expenses

Total benefits and expenses decreased $19 million from $1,840 million to $1,821 million. The following items contributed to the overall decrease.

Interest credited and other benefits to contract owners/policyholders decreased $88 million from $938 million to $850 million primarily due to:

•unfavorable Stop Loss claim development in the prior period which did not repeat and a smaller block of business in the current period; and
•favorable changes in the fair value of embedded derivatives associated with businesses exited primarily due to changes in interest rates, which are mostly offset by a corresponding amount in Net gains (losses).

The decrease was partially offset by:

•interest credited associated with onboarded OneAmerica assets in Retirement; and
•higher Voluntary reserving in the current period in Employee Benefits.

Operating expenses increased $54 million from $775 million to $829 million primarily due to:

•onboarded business from OneAmerica and growth in Retirement;
•higher incentive compensation expenses in Corporate; and
•investments in Short-Term Disability and Leave Management in Employee Benefits.

The increase was partially offset by:

•disciplined management of spend;
•lower premium-driven expenses in Employee Benefits;
•lower severance costs in the current period; and
•lower integration costs in the current period associated with prior acquisitions.

Net amortization of Deferred policy acquisition costs and Value of business acquired increased $10 million from $55 million to $65 million primarily due to:

•amortization of the VOBA asset from the OneAmerica transaction.

Income Tax Expense

Income tax expense increased $17 million from $18 million to $35 million primarily due to:

•an increase in income before income taxes.

The increase was partially offset by:

•a change in noncontrolling interest.

Consolidated - Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Total Revenues

Total revenues increased $38 million from $6,040 million to $6,078 million. The following items contributed to the overall increase.

Net investment income increased $174 million from $1,553 million to $1,727 million primarily due to:

•income from onboarded OneAmerica assets;
•overall market impacts to limited partnership valuations;
•active portfolio management; and
•interest rate movements.

The increase was partially offset by:

•higher investment expenses reflecting the additional OneAmerica assets.

Fee income increased $193 million from $1,570 million to $1,763 million primarily due to:

•onboarded OneAmerica assets; and
•higher average equity markets and strong commercial momentum in Retirement and Investment Management.

Premiums decreased $212 million from $2,386 million to $2,174 million primarily due to:

•actions to improve the Stop Loss business.

Net gains (losses) changed $121 million from a gain of $25 million to a loss of $96 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements;
•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements;
•higher credit allowances on private available-for-sale fixed maturity securities; and
•favorable changes in equity securities in the prior year period.

Total Benefits and Expenses

Total benefits and expenses increased $49 million from $5,361 million to $5,410 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders decreased $146 million from $2,632 million to $2,486 million primarily due to:

•favorable Stop Loss claim development and a smaller block of business in the current period and unfavorable Stop Loss claim development in the prior year which did not repeat.

The decrease was partially offset by:

•interest credited associated with onboarded OneAmerica spread-based assets in Retirement; and
•higher Voluntary reserving in the current period in Employee Benefits.

Operating expenses increased $184 million from $2,326 million to $2,510 million primarily due to:

•onboarded business from OneAmerica and overall business growth in Retirement;
•higher severance costs in the current period;
•investments in Short-Term Disability and Leave Management in Employee Benefits;
•higher pension expenses; and
•closing and integration costs incurred in the current period associated with the OneAmerica transaction.

The increase was partially offset by:

•disciplined management of spend;
•lower premium-driven expenses in Employee Benefits; and
•lower integration costs associated with prior acquisitions in the current period.

Income Tax Expense

Income tax expense increased $26 million from $58 million to $84 million primarily due to:

•the Security Life of Denver Company capital loss carryback recorded in 2024. For more details, see the Income Taxes
Note to the Consolidated Financial Statements included in Part II, Item 8. of the Annual Report on Form 10-K.

The increase was partially offset by:

•an increase in noncontrolling interest;
•an increase in the dividends received deduction; and
•an increase in tax credits.

Adjustments from Income (Loss) before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

The summary below reconciles Income (loss) before income taxes to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Income (loss) before income taxes	$307	$116	$191	$668	$679	$(11)

Less adjustments:
Net investment gains (losses)	(16)	(33)	17	(46)	50	(96)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(52)	(52)	—	(122)	(121)	(1)
Income (loss) attributable to noncontrolling interests	80	(16)	96	70	51	19
Dividend payments made to preferred shareholders	16	16	—	37	37	—
Other adjustments(1)	(11)	(28)	17	(82)	(63)	(19)
Total adjustments to income (loss) before income taxes	17	(113)	130	(143)	(45)	(98)

Total adjusted operating earnings before income taxes	$290	$230	$60	$811	$724	$87

Adjusted operating earnings before income taxes by segment:
Retirement	$261	$211	$50	$703	$611	$92
Investment Management	80	72	8	199	189	10
Employee Benefits	47	23	24	162	142	20
Corporate	(81)	(60)	(21)	(212)	(178)	(34)
Total including noncontrolling interest	307	245	62	852	764	88
Less: Earning (loss) attributable to the noncontrolling interest(2)	17	16	1	41	40	1
Total	$290	$230	$60	$811	$724	$87
(1) Primarily consists of acquisition and integration costs associated with recent transactions and amortization of acquisition-related intangible assets. For the nine months ended September 30, 2025, also includes $31 million, pre-tax, of severance costs. For the three and nine months ended September 30, 2024, also includes $9 million, pre-tax, of severance costs.
(2) Reflects Allianz's 24% ownership stake in the results of VIM Holdings LLC.

Consolidated - Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Adjustments to Income (loss) before income taxes

Net investment gains (losses) improved $17 million from a loss of $33 million to a loss of $16 million primarily due to:

•net favorable changes in derivative valuations due to interest rate movements.

The improvement was partially offset by:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•favorable changes in equity securities in the prior year period.

Other adjustments to operating earnings improved $17 million from a loss of $28 million to a loss of $11 million primarily due to:

•lower severance costs in the current period; and
•lower integration costs associated with prior acquisitions in the current period.

Consolidated - Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Adjustments to Income (loss) before income taxes

Net investment gains (losses) changed $96 million from a gain of $50 million to a loss of $46 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements;
•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements;
•higher credit allowances on available-for-sale private fixed maturity securities; and
•favorable changes in equity securities in the prior year period.

Other adjustments to operating earnings decreased $19 million from a loss of $63 million to a loss of $82 million primarily due to:

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
◦Commissions paid to our broker-dealers for sales of non-proprietary products, other items where the income is passed on to third parties, which are reflected in adjusted operating revenue with the fee income related to those products and the elimination of intercompany investment expenses included in Adjusted operating benefits and expenses;
◦Other items not indicative of normal operations or performance of our segments or that may be related to events such as capital or organizational restructurings, including certain costs related to debt and equity offerings, acquisition / merger integration expenses, severance and other third-party expenses associated with such activities, and expenses attributable to vacant real estate.

The summary below reconciles Total benefits and expenses to Adjusted operating benefits and expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Total benefits and expenses	$1,821	$1,840	$5,410	$5,361
Less adjustments:
Changes in market risk benefits	7	—	(6)	(21)
Benefits and expenses related to businesses exited or to be exited through reinsurance or divestment	81	104	208	210
Expenses attributable to noncontrolling interests	51	51	148	176
Dividend payments made to preferred shareholders	(16)	(16)	(37)	(37)
Other adjustments	63	79	219	206
Total adjusted operating benefits and expenses	$1,635	$1,622	$4,880	$4,828
Adjusted operating benefits and expenses by segment:
Retirement	$592	$516	$1,772	$1,566
Investment Management	177	171	541	522
Employee Benefits	783	869	2,340	2,547
Corporate	84	66	226	193
Total adjusted operating benefits and expenses	$1,635	$1,622	$4,880	$4,828

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Adjusted operating revenues:
Net investment income and net gains (losses)	$482	$427	$1,422	$1,307
Fee income	349	280	986	814
Other revenue	22	20	67	55
Total adjusted operating revenues	853	726	2,475	2,176
Adjusted operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	235	210	698	640
Operating expenses	329	285	991	864
Net amortization of DAC/VOBA	28	20	83	63
Total adjusted operating benefits and expenses	592	516	1,772	1,566
Adjusted operating earnings before income taxes	$261	$211	$703	$611

The following table presents Net revenue and Adjusted operating margin for our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Adjusted operating earnings before income taxes	$261	$211	$703	$611

Total adjusted operating revenues	853	726	2,475	2,176
Less: Interest credited and other benefits to contract owners/policyholders	235	210	698	640
Net revenue	$618	$516	$1,777	$1,537

Adjusted operating margin (1)	42.3%	40.8%	39.6%	39.7%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents Total Client Assets by product group, which comprise total AUM and AUA, for our Retirement segment as of the dates indicated:

	As of September 30,
($ in millions)	2025	2024
Full Service	$281,654	$208,978
Recordkeeping	434,835	335,774
Total Defined Contribution	716,489	544,753
Investment-only Stable Value	36,245	34,744
Retail Client and Other Assets (1)	40,451	36,690
Eliminations	(8,365)	(7,693)
Total Client Assets by product group	$784,821	$608,493
(1) Other assets includes other guaranteed payout products and non-qualified retirement plans.

The following table presents Total Client Assets by source of earnings, which comprise total AUM and AUA, for our Retirement segment as of the dates indicated:

	As of September 30,
($ in millions)	2025	2024
Fee-based	$689,147	$520,167
Spread-based (1)	32,994	30,052
Investment-only Stable Value	36,245	34,744
Retail Client Assets	34,799	31,223
Eliminations	(8,365)	(7,693)
Total Client Assets by source of earnings	$784,821	$608,493
(1) Spread-based client assets include Full Service, as well as proprietary IRA mutual fund products and other guaranteed payout products.

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Deposits	$7,182	$6,326	$23,228	$18,547
Surrenders, benefits and product charges	(10,104)	(6,547)	(28,100)	(19,343)
Total Full Service Net flows	(2,922)	(222)	(4,871)	(798)
Recordkeeping Net Flows	(8,110)	(224)	34,854	(1,563)
Total Defined Contribution Net Flows(1)	$(11,032)	$(445)	$29,984	$(2,360)

Investment-only Stable Value Net Flows	$(1,254)	$(566)	$157	$(2,546)
(1) Total of Full Service and Recordkeeping.

Retirement - Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Adjusted operating earnings before income taxes increased $50 million from $211 million to $261 million primarily due to:

•higher revenues reflecting onboarded OneAmerica assets;
•favorable market impacts;
•higher alternative investment income and active portfolio management; and
•disciplined management of spend.

The increase was partially offset by:

•higher expenses reflecting the onboarded business and VOBA asset amortization from the OneAmerica transaction and overall business growth.

Retirement - Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Adjusted operating earnings before income taxes increased $92 million from $611 million to $703 million primarily due to:

•higher revenues reflecting onboarded OneAmerica assets;
•favorable market impacts;
•higher alternative investment income and active portfolio management;
•positive defined contribution flows; and
•disciplined management of spend.

The increase was partially offset by:

•higher expenses reflecting the onboarded business and VOBA asset amortization from the OneAmerica transaction and overall business growth.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Adjusted operating revenues:
Net investment income and net gains (losses)	$12	$4	$24	$21
Fee income	245	238	718	689
Other revenue	—	1	(2)	1
Total adjusted operating revenues	257	243	740	711
Adjusted operating benefits and expenses:
Operating expenses	177	171	541	522
Total adjusted operating benefits and expenses	177	171	541	522
Adjusted operating earnings before income taxes including noncontrolling interest	80	72	199	189
Less: Earnings (loss) attributable to the noncontrolling interest (1)	18	17	44	43
Adjusted operating earnings before income taxes	$62	$55	$155	$147
(1) Reflects Allianz's 24% ownership stake in the results of VIM Holdings LLC.

The following table presents Net revenue and Adjusted operating margin for our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Adjusted operating earnings before income taxes including noncontrolling interest	$80	$72	$199	$189

Total adjusted operating revenues	257	243	740	711
Net revenue	$257	$243	$740	$711

Adjusted operating margin (1)	31.2%	29.6%	26.9%	26.6%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Investment Management intersegment revenues	$21	$20	$64	$59

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of September 30,
($ in millions)	2025	2024
External clients:
Institutional(1)	$173,442	$158,288
Retail(1)	156,355	148,243
Total external clients	329,797	306,531
General account	36,503	33,989
Total AUM	366,300	340,520
AUA(2)	53,527	51,154
Total AUM and AUA	$419,827	$391,674
(1) Includes assets associated with the divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Net Flows:
Institutional	$3,560	$1,775	$9,699	$3,684
Retail (1)	317	2,060	3,687	5,500
Net Flows excluding Net Flows from Divested Businesses	3,877	3,835	13,386	9,183
Divested businesses	(6,397)	(7,404)	(7,030)	(8,678)
Total	$(2,520)	$(3,569)	$6,357	$506
(1) Includes reinvested dividends.

Investment Management - Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Adjusted operating earnings before income taxes including noncontrolling interest increased $8 million from $72 million to $80 million primarily due to:

•higher investment capital returns primarily driven by overall market performance;
•higher fee-based revenues benefiting from strong commercial momentum and favorable market impacts; and
•disciplined management of spend.

These favorable changes were offset by:

•higher operating expenses driven by business growth.

Investment Management - Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Adjusted operating earnings before income taxes including noncontrolling interest increased $10 million from $189 million to $199 million primarily due to:

•higher fee-based revenues benefiting from strong commercial momentum and favorable market impacts;
•higher investment capital returns primarily driven by overall market performance; and
•disciplined management of spend.

These favorable changes were offset by:

•higher operating expenses driven by business growth.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Adjusted operating revenues:
Net investment income and net gains (losses)	$45	$36	$125	$110
Fee income	22	19	61	53
Premiums	716	785	2,170	2,374
Other revenue	46	52	146	152
Total adjusted operating revenues	829	892	2,502	2,689
Adjusted operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	546	634	1,627	1,839
Operating expenses	225	226	686	684
Net amortization of DAC/VOBA	12	8	28	25
Total adjusted operating benefits and expenses	783	869	2,340	2,547
Adjusted operating earnings before income taxes	$47	$23	$162	$142

The following table presents Net revenue and Adjusted operating margin for our Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Adjusted operating earnings before income taxes	$47	$23	$162	$142

Total adjusted operating revenues	829	892	2,502	2,689
Less: Interest credited and other benefits to contract owners/policyholders	546	634	1,627	1,839
Net revenue	$284	$257	$876	$851

Adjusted operating margin (1)	16.5%	8.9%	18.5%	16.7%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Sales by Product Line:
Group life and Disability	$29	$11	$125	$159
Stop loss	59	35	338	595
Total group products	88	46	463	754
Voluntary and Other (1)	17	17	153	197
Total sales by product line	$105	$63	$616	$950

Total gross premiums and deposits	$837	$900	$2,526	$2,704

Group life and Disability	$989	$978	$989	$978
Stop loss	1,572	1,837	1,572	1,837
Voluntary and Other (1)	1,100	1,050	1,100	1,050
Total annualized in-force premiums and fees	$3,662	$3,864	$3,662	$3,864

Loss Ratios: (2)
Group life (interest adjusted)	74.2%	71.9%	79.6%	77.5%
Stop loss	83.6%	93.4%	79.6%	87.0%
Total Aggregate Loss Ratio	73.4%	77.7%	72.0%	74.8%
Total Aggregate Loss Ratio Trailing Twelve Months	78.0%	73.9%	78.0%	75.7%
(1) Includes benefit administration annual recurring revenue and Health Account Solutions products.
(2) Reported Loss ratios are net of reinsurance recoveries.

Employee Benefits - Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Adjusted Operating earnings before income taxes increased $24 million from $23 million to $47 million primarily due to:

•unfavorable Stop Loss claim development in the prior period which did not repeat and a smaller block of business in the current period;
•lower premium-driven expenses and disciplined management of spend; and
•higher alternative investment income and active portfolio management.

The increase was partially offset by:

•lower premiums driven by actions to improve the Stop Loss business;
•higher Voluntary reserving in the current period; and
•investments in Short-Term Disability and Leave Management.

Employee Benefits - Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Adjusted Operating earnings before income taxes increased $20 million from $142 million to $162 million primarily due to:

•favorable Stop Loss claim development and a smaller block of business in the current period and unfavorable Stop Loss claim development in the prior year which did not repeat;
•lower premium-driven expenses and disciplined management of spend; and
•higher alternative investment income and active portfolio management.

The increase was partially offset by:

•lower premiums driven by actions to improve the Stop Loss business;
•higher Voluntary reserving in the current period; and
•investments in Short-Term Disability and Leave Management.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Adjusted operating revenues:
Net investment income and net gains (losses)	$3	$5	$14	$13
Other revenue	—	1	—	2
Total adjusted operating revenues	3	6	14	15
Adjusted operating benefits and expenses:
Operating expenses(1)	37	20	99	69
Interest expense(2)	47	46	127	124
Total adjusted operating benefits and expenses	84	66	226	193
Adjusted operating earnings before income taxes including noncontrolling interest	(81)	(60)	(212)	(178)
Less: Earnings (loss) attributable to the noncontrolling interest	(1)	(1)	(3)	(3)
Adjusted operating earnings before income taxes	$(80)	$(59)	$(208)	$(175)
(1) Includes expenses from corporate activities and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
Corporate - Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Adjusted operating earnings before income taxes including noncontrolling interest decreased $21 million from a loss of $60 million to a loss of $81 million primarily due to:

•adjustments to incentive compensation in the current period due to strong business performance.

Corporate - Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Adjusted operating earnings before income taxes including Allianz noncontrolling interest decreased $34 million from a loss of $178 million to a loss of $212 million primarily due to:

•adjustments to incentive compensation in the current period due to strong business performance;
•higher expenses not directly related to the segments; and
•higher pension expenses.

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

The following table presents alternative investment income and average assets of alternative investments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Retirement:
Alternative investment income	$42	$20	$106	$78
Average alternative investment	1,657	1,558	1,613	1,518
Investment Management:
Alternative investment income	11	3	20	16
Average alternative investment	331	347	334	336
Employee Benefits:
Alternative investment income	7	3	16	11
Average alternative investment	284	212	263	225

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

We estimate that our excess capital (which we define as the amount of total adjusted capital in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of September 30, 2025, was approximately $0.35 billion. As of September 30, 2025, our estimated combined RBC ratio was 407%. Excess capital and the estimated RBC ratio are both adjusted for certain intercompany loans and transactions.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Nine Months Ended September 30,
($ in millions)	2025	2024
Beginning cash and cash equivalents balance	$217	$206
Sources:
Dividends and returns of capital from subsidiaries	422	818
Loans from subsidiaries, net of repayments	389	—
Debt issuance	—	397
Amounts received from subsidiaries under tax sharing agreements, net	57	73
Settlement of amounts due from subsidiaries and affiliates, net	53	41
Collateral received, net	1	—
Asset maturities and investment income, net	—	19
Derivatives, net	9	—
Other, net	4	5
Total sources	935	1,353
Uses:
Payment of interest expense	104	95
Capital provided to subsidiaries	50	10
Payment for business acquisitions	50	—
Loans to subsidiaries, net of repayments	14	279
Repayments, net of loans from subsidiaries	—	251
Payment of income taxes, net	—	3
Common stock acquired - share repurchase	100	520
Share-based compensation	40	40
Dividends paid on preferred stock	37	37
Dividends paid on common stock	130	125
Acquisition of short-term investments, net	67	—
Debt maturity(1)	400	—
Collateral delivered, net	—	10
Asset purchases and investment expense, net	17	—
Other, net	—	4
Total uses	1,009	1,374
Net increase (decrease) in cash and cash equivalents	(74)	(21)
Ending cash and cash equivalents balance	$143	$185

Liquid short-term investments(2)	87	39

Ending cash, cash equivalents and liquid short-term investments	$230	$224
(1) See Pre-capitalized Trust Securities below for further detail.
(2) Short-term investments have maturities of one year or less, but greater than three months, are liquid and primarily consist of commercial paper investments rated BBB+ or greater. Short-term investments also include receivables for securities sold.

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

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the nine months ended September 30, 2025. As of September 30, 2025, our remaining repurchase capacity under the Board's authorization was $661 million.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Nine Months Ended September 30,
($ in millions)	2025	2024
Dividends paid on common shares	$130	$125
Repurchases of common shares (at cost)	80	495
Total	$210	$620

Debt

As of September 30, 2025, we had $586 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the nine months ended September 30, 2025:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes(1)	Ending Balance
Total long-term debt	$2,103	$—	$—	$(585)	$1,518
(1) Other changes represent the reclassification of $586 million of debt maturing in 2026 from long-term to short-term debt, partially offset by the immaterial impact of discount accretion and issuance costs.

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

We did not recognize any asset or liability as of September 30, 2025 in relation to intercompany indemnifications, guarantees or support agreements. As of September 30, 2025, no guarantees existed in which we were required to currently perform under these arrangements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 3% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of September 30, 2025, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.4 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of September 30, 2025, Voya Financial, Inc. had $565 million in outstanding borrowings from subsidiaries and had loaned $406 million to its subsidiaries.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid(1)
	Nine Months Ended September 30,
($ in millions)	2025	2024
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$394	$473
ReliaStar Life Insurance Company ("RLI") (MN)	—	402
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

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our total capitalization. The following table presents our leverage ratios for the periods indicated:

	September 30,	December 31,
($ in millions)	2025	2024
Financial Debt
Total financial debt	$2,104	$2,502
Other financial obligations(1)	289	304
Total financial obligations	2,393	2,806
Mezzanine equity
Redeemable noncontrolling interest	221	219
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	6,123	5,855
Total equity, excluding AOCI	6,735	6,467
AOCI	(1,778)	(2,462)
Total Voya Financial, Inc. shareholders' equity	4,957	4,005
Noncontrolling interest	1,905	1,783
Total shareholders' equity	$6,862	$5,788
Capital
Capitalization(3)	$7,061	$6,507
Adjusted capitalization excluding AOCI(4)	$11,254	$11,275
Leverage Ratios
Debt-to-Capital Ratio(5)	29.8%	38.5%
Financial Leverage excluding AOCI(6)	26.7%	30.3%
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
(3) Includes Total Financial Debt and Total Voya Financial, Inc. Shareholders' Equity.
(4) Includes Total Financial Obligations, Mezzanine Equity and Total Shareholders' Equity excluding AOCI.
(5) Total Financial Debt divided by Capitalization.
(6) Total Financial Obligations and Preferred equity divided by Adjusted Capitalization excluding AOCI.

Our Financial Leverage Ratio, excluding AOCI, decreased from 30.3% at December 31, 2024 to 26.7% at September 30, 2025. This decrease was primarily due to the repayment at maturity of the $400 million outstanding principal amount of 3.976% Senior Notes on February 14, 2025, using the proceeds from the September 20, 2024 issuance of $400 million of unsecured 5.0% Senior Notes, due 2034.

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

As of September 30, 2025, there have been no material changes to the disclosures made in Critical Accounting Judgments and Estimates in Part II. Item 7. of our Annual Report on Form 10-K.

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

During the third quarter of 2025 and 2024, we completed our annual assumption updates and determined the impacts were not material to our results of operations. The impact from assumption changes is generally reflected in Interest credited to contract owner account balances, Policyholder benefits, or Net gains (losses) in the Condensed Consolidated Statements of Operations. Refer to Results of Operations - Consolidated in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. of this Quarterly Report on Form 10-Q for more information.

Sensitivity

We perform a sensitivity analysis to assess the impact that certain assumptions have on traditional long duration reserves. During the third quarter of 2025, we performed a sensitivity analysis on increases in each of the future mortality, morbidity, and persistency assumptions by 1% and determined that the related impact was immaterial to our results of operations. This analysis did not include the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred. Increases in assumed future mortality, morbidity, or persistency generally increase future policy benefits, thus decreasing income before income taxes.

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

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes changes to the Internal Revenue Code. We do not expect the OBBBA to have a material impact to the financial statements.

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

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2025
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$549	$—	$—	$—	$—	$—	$549
U.S. Government agencies and authorities	31	—	—	—	—	—	31
State, municipalities and political subdivisions	484	32	2	—	—	—	518
U.S. corporate public securities	2,431	5,118	212	8	—	—	7,769
U.S. corporate private securities	2,450	2,715	288	48	6	—	5,507
Foreign corporate public securities and foreign governments(1)	799	1,752	189	22	—	—	2,762
Foreign corporate private securities(1)	470	2,180	123	9	62	—	2,844
Residential mortgage-backed securities	4,139	37	4	4	13	4	4,201
Commercial mortgage-backed securities	2,406	237	115	46	19	—	2,823
Other asset-backed securities	2,453	301	24	12	—	89	2,879
Total fixed maturities	$16,212	$12,372	$957	$149	$100	$93	$29,883
% of Fair Value	54.3%	41.4%	3.2%	0.5%	0.3%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2024
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$472	$—	$—	$—	$—	$—	$472
U.S. Government agencies and authorities	30	—	—	—	—	—	30
State, municipalities and political subdivisions	547	31	2	—	—	—	580
U.S. corporate public securities	2,207	4,603	165	16	17	—	7,008
U.S. corporate private securities	2,042	2,505	349	85	2	—	4,983
Foreign corporate public securities and foreign governments(1)	749	1,525	131	59	8	—	2,472
Foreign corporate private securities(1)	329	2,017	147	—	44	—	2,537
Residential mortgage-backed securities	3,418	29	5	4	8	7	3,471
Commercial mortgage-backed securities	2,570	386	107	48	21	—	3,132
Other asset-backed securities	2,460	256	8	12	1	32	2,769
Total fixed maturities	$14,824	$11,352	$914	$224	$101	$39	$27,454
% of Fair Value	54.0%	41.3%	3.3%	0.8%	0.4%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	September 30, 2025
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$549	$—	$—	$—	$549
U.S. Government agencies and authorities	—	31	—	—	—	31
State, municipalities and political subdivisions	23	290	171	32	2	518
U.S. corporate public securities	18	333	2,252	4,946	220	7,769
U.S. corporate private securities	24	332	1,985	2,708	458	5,507
Foreign corporate public securities and foreign governments(1)	—	108	738	1,702	214	2,762
Foreign corporate private securities(1)	—	37	435	2,185	187	2,844
Residential mortgage-backed securities	1,370	2,647	3	43	138	4,201
Commercial mortgage-backed securities	134	1,314	503	686	186	2,823
Other asset-backed securities	480	526	1,439	303	131	2,879
Total fixed maturities	$2,049	$6,167	$7,526	$12,605	$1,536	$29,883
% of Fair Value	6.9%	20.6%	25.2%	42.2%	5.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2024
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$472	$—	$—	$—	$472
U.S. Government agencies and authorities	—	30	—	—	—	30
State, municipalities and political subdivisions	37	314	195	31	3	580
U.S. corporate public securities	25	321	1,977	4,487	198	7,008
U.S. corporate private securities	8	309	1,607	2,522	537	4,983
Foreign corporate public securities and foreign governments(1)	—	122	662	1,487	201	2,472
Foreign corporate private securities(1)	—	38	215	2,087	197	2,537
Residential mortgage-backed securities	1,197	2,081	19	22	152	3,471
Commercial mortgage-backed securities	214	1,276	631	829	182	3,132
Other asset-backed securities	302	593	1,553	260	61	2,769
Total fixed maturities	$1,783	$5,556	$6,859	$11,725	$1,531	$27,454
% of Fair Value	6.5%	20.2%	25.0%	42.7%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

As of September 30, 2025 and December 31, 2024, we held fixed maturities rated BBB of $12.6 billion and $11.7 billion, respectively. Our higher allocation to BBB relative to industry peers is a function of our underweight to high yield debt and preference for private credit, which is primarily a BBB market. Private credit within the BBB space provides issuer diversification, offers a higher overall return profile, and includes stronger credit protections that come with better covenant structures.

Unrealized Capital Losses

As of September 30, 2025 and December 31, 2024, we held two and nine fixed maturities with unrealized capital loss in excess of $10 million, respectively. As of September 30, 2025 and December 31, 2024, the unrealized capital losses on these fixed maturities equaled $21 million or 1.0% and $114 million or 4.0% of the total unrealized losses, respectively.

See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	September 30, 2025			December 31, 2024
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$1,808	$1,826	99.1%	$1,708	$1,708	98.1%
2	—	—	—%	19	20	1.1%
3	—	—	—%	—	—	—%
4	1	1	0.1%	—	1	0.1%
5	8	11	0.6%	4	5	0.3%
6	3	4	0.2%	6	7	0.4%
Total	$1,820	$1,842	100.0%	$1,737	$1,741	100.0%

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

The following table presents the notional amounts and fair values of interest rate derivatives not qualifying for hedge accounting and used in our CMO-B portfolio as of the dates indicated:

	September 30, 2025			December 31, 2024
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Interest Rate Contracts	$11,884	$77	$234	$11,669	$141	$271

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	September 30, 2025			December 31, 2024
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$331	$343	18.6%	$196	$190	10.9%
Interest Only (IO)	879	879	47.7%	941	942	54.1%
Inverse IO	445	452	24.5%	411	414	23.8%
Principal Only (PO)	73	73	4.0%	57	57	3.3%
Floater	4	4	0.2%	4	4	0.2%
Agency Credit Risk Transfer	87	90	4.9%	114	119	6.8%
Other	1	1	0.1%	14	15	0.9%
Total	$1,820	$1,842	100.0%	$1,737	$1,741	100.0%

During the nine months ended September 30, 2025, the market value of our CMO-B securities portfolio was higher on a combination of transactional activity and valuation movements among tranche types.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Net investment income	$68	$62	$211	$188
Net gains (losses)(1)	(52)	(33)	(110)	(17)
Income before income taxes	$16	$29	$101	$171
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Income (loss) before income taxes	$16	$29	$101	$171
Realized gains (losses) including impairment	—	—	(1)	—
Fair value adjustments	21	18	12	(31)
Total adjustments to income (loss)	21	18	11	(31)
Adjusted operating earnings before income taxes	$37	$47	$112	$140

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	September 30, 2025
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,521	$29	$31	$2	$2,521
Prime Non-Agency	1,640	18	172	—	1,486
Alt-A	144	3	3	1	145
Sub-Prime(1)	56	2	2	—	56
Total	$4,361	$52	$208	$3	$4,208
(1) Includes subprime other asset backed securities.

	December 31, 2024
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,026	$12	$51	$(5)	$1,982
Prime Non-Agency	1,625	12	208	—	1,429
Alt-A	48	4	1	1	52
Sub-Prime(1)	20	1	1	—	20
Total	$3,719	$29	$261	$(4)	$3,483
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities by origination as of the dates indicated:

	September 30, 2025
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2025	$—	$—	$—	$—	$10	$10	$—	$—	$—	$—	$10	$10
2024	—	—	3	3	—	—	—	—	—	—	3	3
2023	—	—	—	—	4	4	—	—	—	—	4	4
2022	21	20	100	74	81	78	64	62	—	—	266	234
2021	57	56	195	133	146	138	218	206	34	32	650	565
Prior	61	58	1,267	1,104	295	273	475	418	217	154	2,315	2,007
Total	$139	$134	$1,565	$1,314	$536	$503	$757	$686	$251	$186	$3,248	$2,823

	December 31, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2024	$—	$—	$3	$3	$—	$—	$—	$—	$—	$—	$3	$3
2023	—	—	4	5	4	4	—	—	—	—	8	9
2022	22	21	112	85	109	106	93	90	—	—	336	302
2021	96	93	210	143	186	173	295	277	21	18	808	704
2020	27	26	40	31	62	53	109	94	24	5	262	209
Prior	84	74	1,201	1,009	320	295	433	368	222	159	2,260	1,905
Total	$229	$214	$1,570	$1,276	$681	$631	$930	$829	$267	$182	$3,677	$3,132

As of September 30, 2025, 85.2% and 8.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2024, 82.0% and 12.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities
The following tables present our other asset-backed securities as of the dates indicated:

	September 30, 2025
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$405	$409	$463	$467	$1,283	$1,297	$109	$110	$83	$68	$2,343	$2,351
Auto-Loans	5	5	—	—	3	3	—	—	—	—	8	8
Student Loans	—	1	60	57	—	—	—	—	—	—	60	58
Credit Card loans	4	4	—	—	—	—	—	—	2	2	6	6
Other Loans	67	61	2	2	148	139	192	190	56	57	465	449
Total(1)	$481	$480	$525	$526	$1,434	$1,439	$301	$300	$141	$127	$2,882	$2,872
(1) Excludes subprime other asset backed securities.

	December 31, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$225	$229	$528	$534	$1,410	$1,433	$123	$125	$68	$52	$2,354	$2,373
Auto-Loans	—	—	—	—	—	—	—	—	—	—	—	—
Student Loans	5	4	61	56	—	—	—	—	—	—	66	60
Credit Card loans	9	9	—	—	—	—	2	2	2	2	13	13
Other Loans	67	60	2	2	132	120	135	129	—	—	336	311
Total(1)	$306	$302	$591	$592	$1,542	$1,553	$260	$256	$70	$54	$2,769	$2,757
(1) Excludes subprime other asset backed securities.

As of September 30, 2025, 85.2% and 10.5% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2024, 88.9% and 9.3% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of September 30, 2025, our mortgage loans on real estate portfolio had a weighted average DSC of 2.07 times and a weighted average LTV ratio of 41.6%. As of December 31, 2024, our mortgage loans on real estate portfolio had a weighted average DSC of 2.03 times, and a weighted average LTV ratio of 43.4%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of September 30, 2025, our total European exposure had an amortized cost and fair value of $2.6 billion and $2.5 billion, respectively. Some of the major country level exposures were in the United Kingdom of $1.1 billion, in The Netherlands of $275 million, in France of $245 million, in Germany of $203 million, in Switzerland of $70 million, in Ireland of $182 million and in Belgium of $41 million.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the "Parent Issuer") has issued certain notes pursuant to transactions registered under the Securities Act of 1933. As of September 30, 2025, such securities consist of (i) the 3.65% senior notes due 2026, the 5.0% senior notes due 2034, the 5.7% senior notes due 2043, and the 4.8% senior notes due 2046, with an aggregate principal amount of $1.5 billion (collectively, the "Senior Notes") and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million (the "Junior Subordinated Notes" and, together with the Senior Notes, the "Registered Notes"). As of December 31, 2024, such securities consist of (i) the 3.976% senior notes due 2025, which was repaid at maturity on February 14, 2025, the 3.65% senior notes due 2026, the 5.0% senior notes due 2034, the 5.7% senior notes due 2043, and the 4.8%

senior notes due 2046, with an aggregate principal amount of $1.9 billion and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million.

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated:

	As of and for the
($ in millions)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Summarized Statements of Operations Information:
Total revenues	$50	$57
Total benefits and expenses	158	171
Income (loss), net of tax	(113)	(96)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(113)	(96)
Net income (loss) available to Obligor Group	(113)	(96)

Summarized Balance Sheets Information:
Total investments	84	44
Cash and cash equivalents	143	217
Deferred income taxes	829	863
Goodwill	94	94
Loans to non-obligated subsidiaries	406	387
Total assets	1,574	1,612

Short-term debt with non-obligated subsidiaries	555	176
Due to non-obligated subsidiaries	15	11
Short-term debt	586	399
Long-term debt	1,518	2,103
Total liabilities	$2,912	$2,852

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of September 30, 2025:

			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$29,883	$(1,789)	$1,954
Mortgage loans on real estate	—	5,297	(158)	173
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	37,612	(1,791)	2,066
Funding agreements with fixed maturities	—	1,507	—	—
Supplementary contracts and immediate annuities	—	491	(30)	2
Derivatives:
Interest rate contracts	15,769	96	202	(228)
Long-term debt	—	1,504	(77)	85
Stabilizer and MCGs	—	6	13	1
Embedded derivatives within reinsurance	—	(29)	18	(21)
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

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of September 30, 2025:

			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$198	$20	$(20)
Limited partnerships/corporations	—	1,964	118	(118)
Derivatives:
Equity futures and total return swaps	244	1	21	(21)
Equity options	34	—	—	—
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
				(in millions)
July 1, 2025- July 31, 2025	66,973	$70.71	—	$761
August 1, 2025 - August 31, 2025	1,141,716	70.99	1,127,396	661
September 1, 2025 - September 30, 2025	6,786	76.62	—	661
Total	1,215,475	$71.01	1,127,396	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended September 30, 2025, there was an increase of 88,079 treasury shares in connection with such withholding activities.
(2) On August 11, 2025, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $100 million of the Company's common stock. Pursuant to the agreement, the Company received initial delivery of 1,127,396 shares based on the closing market price of the Company's common stock on August 11, 2025 of $70.96. This arrangement closed on October 15, 2025 and additional 218,336 shares were delivered based on daily volume-weighted average price of the Company's common stock.
(3) On October 30, 2025, this share repurchase authorization, which had an original expiration of December 31, 2025, was extended by the Board of Directors through December 31, 2026 and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

Item 5.         Other Information

During the three months ended September 30, 2025, the following trading plans that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were adopted or terminated by directors and officers of the Company (as defined in Rule 16a-1(f)):

Name and title of director or officer	Date of adoption of trading arrangement	Duration of trading arrangement	Aggregate number of securities to be sold or purchased under trading arrangement
Trevor Ogle, EVP and Chief Legal Officer	September 16, 2025	February 20, 2026 to January 2, 2027	7,776 21,337(1)
(1) Represents the total number of shares of the Company’s common stock potentially issuable in connection with the vesting of restricted stock units covering 9,192 shares and performance stock units covering 12,145 shares scheduled to vest on February 17, 2026. The actual number of shares to be sold will be net of shares withheld to pay taxes and, with respect to performance stock units, reduced to the extent that performance measures are not fully met.

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

November 6, 2025			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

