Form 10-K
period 2025-12-31
Voya Financial, Inc.
filed 2026-02-20
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission File Number: 001-35897

Voya Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1222820
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Park Avenue,	New York, New York	10166	(212) 309-8200
(Address of principal executive offices)		(Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 Par Value	VOYA	The New York Stock Exchange
Depositary Shares, each representing a 1/40th	VOYAPrB	The New York Stock Exchange
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

As of June 30, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $6.8 billion.

As of February 13, 2026, there were 92,763,060 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of Voya Financial, Inc.'s Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

1

Voya Financial, Inc.
Form 10-K for the period ended December 31, 2025

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market and geopolitical risks, including general economic conditions, impacts of a U.S. government shutdown, tariffs imposed or proposed by the U.S. or foreign governments and our ability to manage such risks; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through dividends from our subsidiaries or lending programs; (iii) strategic and business risks, including our ability to maintain market share, achieve desired results from our acquisitions and dispositions, adapt to disruptive technology or innovations, or otherwise manage our third-party relationships; (iv) investment risks, including the ability to achieve desired returns and liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations, and (vii) other factors described in Part I, Item 1A. Risk Factors.
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

MARKET DATA

In this Annual Report on Form 10-K, we present certain market and industry data and statistics. This information is based on third-party sources which we believe to be reliable, such as LIMRA, an insurance and financial services industry organization (for Employee Benefits market leadership positions), Morningstar fund data and eVestment institutional composites (for Investment Management market leadership positions) and industry recognized publications and websites such as Pensions & Investments (for Retirement and Investment Management) and MyHealthGuide (for Employee Benefits). Market ranking information is generally based on industry surveys and therefore the reported rankings reflect the rankings only of those companies that voluntarily participate in these surveys. Accordingly, our market ranking among all competitors may be lower than our ranking in third-party surveys. In some cases, we have supplemented our third-party survey rankings with our own knowledge, such as where we believe that we know the market ranking of particular companies that do not participate in the surveys.

In this Annual Report on Form 10-K, the term "customers" refers to retirement plan sponsors, retirement plan participants, institutional investment clients, corporations or professional groups offering employee benefits solutions, users of benefits administration solutions, insurance policyholders, annuity contract holders, individuals with contractual relationships with financial advisors and holders of Individual Retirement Accounts ("IRAs") or other individual retirement, investment or insurance products sold by us.

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

Voya has over 18 million individual customer relationships and more than 50 thousand employer and institutional client relationships across its businesses, as of December 31, 2025. We are committed to business practices centered on a culture of service to our customers, clients, colleagues and communities. Our approximately 11,000 employees (as of December 31, 2025), throughout the U.S. and in our global services capability center in India, are united by our Company's purpose: together we fight for everyone's opportunity for a better financial future.

We offer our products and services through a broad group of financial intermediaries, independent producers, affiliated advisors and dedicated sales specialists throughout the U.S., and also offer investment management services to international clients. We provide our workplace benefits and savings products to employers across every segment of the U.S. economy, in private, public, and tax-exempt markets, from small businesses with fewer than 50 employees to the largest corporations and public-sector employers in the country. Through our retirement platform and associated retail wealth capabilities, we reach nearly 10 million workplace retirement plan participant accounts as they enroll in retirement plans, choose contribution amounts, manage investment options, build wealth and improve financial wellness. We are also a leading provider of benefits administration services, through which we engage directly with approximately 12.2 million employees in the U.S. as they enroll in and use workplace benefits on our open-architecture, product-agnostic, desktop and mobile administration platforms.

We have strong market positions across both Retirement and Employee Benefits, with a full spectrum of solutions to serve the needs of employers and their employees. In Retirement, our award-winning retirement administration platform allows employees to plan for retirement and achieve better financial outcomes via leading financial wellness solutions such as our myVoyage decision support tool. Also within Retirement, our Wealth Management business offers advisory services to help individuals plan, protect and invest to and through retirement, with products and services provided through our registered investment advisor and broker-dealer, Voya Financial Advisors ("VFA"). In Employee Benefits, our comprehensive portfolio of group insurance and health account solutions helps protect employees and promote financial security during life's unexpected events, while our subsidiary Benefitfocus, Inc. ("Benefitfocus") provides our Benefitplace benefits administration platform to help employees select and use the best benefits options for their individual circumstances. For employers, these capabilities maximize the value of benefits spending and promote a healthier and more financially secure workforce.

In our Investment Management business, our strong culture of client service and specialized capabilities for institutional clients have established us as a leading manager for institutional mandates, especially in the insurance and pension fund markets. Our private asset capabilities, with particular strength in private fixed income and secondary private equity coupled with strong distribution capabilities, distinguish us in both the institutional and intermediary markets. Our strength in international retail markets, especially in Asia, is driven by scaled and highly competitive investment strategies distributed through our partnership with Allianz Global Investments.

Now well into our second decade as a public company, we continue to demonstrate consistent organic growth, prudent capital management, and delivering for our customers. We have transformed Voya to create a diversified, capital light, growth oriented, high excess capital generation company built for resilience through various economic cycles. We have significant diversification across businesses, geographic markets, and revenue types, including fee-based, spread-based and underwriting.

Our Segments

We report our financial results in three segments: Retirement, Investment Management and Employee Benefits.

Retirement	Investment Management	Employee Benefits
A leading provider of retirement solutions and technology for plan administration, serving approximately 45,000 U.S. employers across all defined contribution tax code sections and market segments, and nearly 10 million participant accounts. We offer retail wealth services, including IRA accounts, financial planning and advice, to individuals through the workplace and to retail clients.

A leading international asset manager with global distribution capabilities, managing public and private fixed income, equities, multi-asset solutions and alternative strategies for institutions, financial intermediaries and individual investors.

A leading provider of supplemental health and other group benefits covering approximately 6.8 million individual lives in the U.S. providing a comprehensive portfolio of stop loss, life, disability and voluntary insurance products, along with health savings and spending accounts. Through Benefitfocus, we offer open-architecture benefits administration and utilization solutions to employers and health plans, with approximately 12.2 million employees on the platform as of December 31, 2025.

As of December 31, 2025, on a consolidated basis, we had $1.1 trillion in total assets under management ("AUM") and assets under administration ("AUA") and total shareholders' equity, excluding accumulated other comprehensive income/loss ("AOCI") and noncontrolling interest, of $6.7 billion.

For the year ended December 31, 2025, we generated $837 million of Income before income taxes, and $1,038 million of Adjusted operating earnings before income taxes. Adjusted operating earnings before income taxes is a non-GAAP financial measure. For a reconciliation of Adjusted operating earnings before income taxes to Income before income taxes, see the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

We have evolved as a company through the divestiture of substantially all of our closed block variable annuity, life insurance and legacy non-retirement annuity businesses and related assets. These divestitures align with our strategic focus on a capital light, high excess capital generation business that maximizes value for our shareholders through capital return and accelerated profitable revenue growth while proactively managing risk.

Our Organizational Structure

We are a holding company incorporated in Delaware in April 1999. We operate our businesses through a number of direct and indirect subsidiaries. The following organizational chart presents the ownership and jurisdiction of incorporation of our principal subsidiaries as of December 31, 2025:

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

Recent Acquisition Transactions

OneAmerica

On January 2, 2025, we completed the acquisition of the full-service retirement plan business of OneAmerica Financial through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to the Company's full-service business in Retirement, including incremental assets in emerging and mid-market segments, employee stock ownership plan capabilities, and new distribution partnerships. The purchase consideration included $50 million in cash paid at closing and contingent consideration of up to $160 million based on plan persistency and transition incentives to be paid in 2026.

For further details, refer to the Business, Basis of Presentation and Significant Accounting Policies Note, the Deferred Policy Acquisition Costs and Value of Business Acquired Note, the Reserves for Future Policy Benefits and Contract Owner Account Balances Note, and the Reinsurance Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

OUR BUSINESSES

Retirement

Our Retirement segment provides retirement plan solutions and administration technology and services to employers through our Retirement business. It also provides individual retirement accounts and financial guidance, planning, and advisory services through our Wealth Management business. Retirement had approximately $796.5 billion of AUM and AUA as of December 31, 2025, of which approximately $84.7 billion was in proprietary assets.

Revenue is earned from a diverse and complementary business mix and consists primarily of fee and investment income. Fee income is generated from asset based and participant based administrative, recordkeeping and advisory fees. Investment income derives from our general account assets and other funds. Because a significant portion of our revenues is tied to account values, our profitability is determined in part by the amount of assets we have under management, administration or advisement. This in turn depends on sales volumes from new and existing clients, net deposits from retirement plan participants, asset retention, and changes in the market value of account assets. Our profitability also depends on the difference between the investment income we earn on our general account assets, or our portfolio yield, and crediting rates on client accounts. Retirement generated Adjusted operating earnings before income taxes of $959 million for the year ended December 31, 2025. Our Investment Management segment also earns market-based fees from the management of the general account and mutual fund assets supporting the Retirement business and certain Wealth Management products and advisory solutions.

Products and Services

Our Retirement business provides services to U.S. employers with nearly 10 million participant accounts as of December 31, 2025. Our diverse client base includes companies of all sizes, public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations and state and local governments. We offer a variety of defined contribution plan administration and investment services through our Full Service, Recordkeeping and Stable Value businesses, as well as in-plan Managed Account services and tailored participant communications and education programs to help employers encourage plan participation and financial wellness for their employees. We also provide options for participant services that include financial guidance and personalized planning and investment advisory services offered through our Wealth Management business. In addition to solutions provided directly from these businesses, plan sponsors may choose to make our Voya Health Account Solutions products accessible through our retirement plan offerings. Furthermore, our digital capabilities power our market-leading customer experience for employers and employees alike, including through our Voya Retire mobile application, which provides a comprehensive guidance tool for employees to see their entire financial picture and engage with their workplace benefits and savings.

Full-Service. Full-service retirement products provide plan sponsors with options that meet their needs for both administrative and investment services, which include recordkeeping and plan administration support, trustee services and institutional and retail investments. Offerings include tax-advantaged retirement savings plans (offered through annuity contracts, group funding agreements, collective investments trusts or mutual fund products), non-qualified executive benefit plans and employer stock option plans. Plan sponsors may select from a variety of structures for the investment component of their plan, such as general account, separate account, mutual funds, stable value or collective investment trusts and a variety of underlying asset types (including their own employer stock and a private equity option within non-qualified executive plans). A broad selection of funds is available for our products in all asset categories from over 200 fund families, including the Voya family of mutual funds managed by Voya IM. An open-architecture investment platform is also available in certain products for larger plans.

Recordkeeping. Recordkeeping service solutions provide recordkeeping and plan administration support alongside a fully open-architecture investment platform. Plan sponsors may choose to use Voya investment options or only third-party investment options. Our non-qualified executive benefit plans and employer stock option plans are also available service options.

Stable Value. Stable value investment options may be offered within our Full-Service institutional plans, or as investment-only options within either our recordkeeping services plans or other vendor plans. Our product offering includes both separate account guaranteed investment contracts ("GICs"), synthetic GICs managed by either proprietary or outside investment managers, and pooled funds.

The following chart presents our Retirement product/service models and corresponding AUM and AUA as of December 31, 2025, key markets in which we compete, primary defined contribution plan Internal Revenue Code ("IRC") sections and core products offered for each market segment.

Product/ Service Model	AUM/ AUA (1)		Key Market Segments/ Product Lines	Primary IRC Section	Core Products and Services Actively Sold
Full Service Plans	$281.0 billion	(2)	Small-Mid Corporate	401(k)	Voya MAP Select, Voya Framework
			K-12 Education	403(b)	Voya Custom Choice II, Voya Retirement Choice II, Voya Framework
			Higher Education	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
			Healthcare & Other Non-Profits	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framework
			Government (Local & State)	457	RetireFlex-SA, RetireFlex-MF, Voya Health Reserve Account, Voya Framework
Recordkeeping Business	$447.0 billion		Mid-Large Corporate	401(k)	Administration services and investment options, including mutual funds, commingled trusts and separate accounts
			Government (Local & State)	457
Other Assets	$5.8 billion	(3)	All Markets	409A	Specialized administration services, consultative plan design and financing strategies, flexible funding options and tailored participant services
Stable Value/Other	$36.7 billion	(4)	All Markets	All tax codes	Separate Account and Synthetic GICs
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

Our Voya Framework product is a mutual fund program for qualified retirement plans with a uniform and consistent product experience across multiple plan markets. Framework also offers Collective Investment Trusts ("CITs") and a self-directed brokerage account where participants have access to other investment options such as ETFs.
Our Voya MAP Select product is a group funding agreement/group annuity contract to fund qualified retirement plans.

Voya Framework and Voya MAP Select products both contain over 300 funds from well-known fund families for smaller plans or can be provided as an open-architecture investment platform for larger plans. These products also include our general account and various stable value solutions as investment options.

A variety of other products offered in the Full-Service Education, Healthcare and Government markets include the following:
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

Markets and Distribution

We provide retirement products and services to employers and plan sponsors across a broad range of markets, including corporate employers offering defined contribution plans such as 401(k) plans; private and public education institutions offering 403(b) plans; healthcare organizations; and governmental entities offering 457 plans. We serve these markets across the full spectrum of plan sizes, ranging from start-up and small employer plans to some of the largest workplace and voluntary retirement plans in the industry. Our distribution model is aligned primarily by plan size and market needs. Our Emerging and Mid-Market teams serve employers across all markets with plans generally under $500 million in assets, while our Large Market team focuses on employers with more than $500 million in plan assets. In addition, our dedicated Government team is structured to address the distinct regulatory, operational, and service requirements of governmental retirement plans.

Our Retirement plans are distributed nationally through multiple unaffiliated channels with local support provided by our employee wholesale field force and dedicated sales teams and through other affiliated distribution such as our broker-dealer and investment advisor, Voya Financial Advisors ("VFA").

Channel		Distribution Activities
Unaffiliated Distribution	Independent Sales Agents
•Approximately 2,400 sales agents
•Primarily sell fixed annuity products from multiple vendors in the education market
•Focus on increasing participant enrollments and deferral amounts in existing K-12 education segment plans

Brokers and Advisors
•Over 15,000 wirehouse and independent regional and local brokers, specialty retirement plan advisors and registered investment advisors
•Primarily distribute to the small-mid corporate market, as well as education, healthcare and government markets
•Typically present plan options from multiple vendors
•Assist with enrollment and education

Third Party Administrators ("TPAs")
•Approximately 1,000 TPAs
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
•Over 400 VFA field advisors
•Sell workplace retirement plans
•Support plan participants with enrollment, education, advice and guidance services
•Field-based representatives focus on enrollment and contribution activities within our education, healthcare and government market workplace retirement plans
•Over 90 phone-based financial professionals
•Phone-based representatives focus on education, guidance and rollover support services to workplace retirement plan participants in all markets

	Wholesale Field Force	•Locally based wholesalers •Focus on expanding and strengthening relationships with unaffiliated distribution partners and TPAs who sell and service workplace retirement plan offerings
Dedicated Voya Sales Teams
•Our employee sales teams work with over 200 different pension specialty consulting firms (including national aggregators with both affiliated and unaffiliated firm-level business models whose continued growth expands our distribution reach) that represent employers in corporate and tax-exempt markets seeking large-mega retirement plans, stable value solutions and non-qualified executive compensation offerings

Competition

Our Retirement business competes with other large, well-established insurance companies, asset managers, record keepers and diversified financial institutions. Our Full-Service business also competes on the breadth of our service and investment offerings, technical and regulatory expertise, reputation and industry experience, local enrollment and education support, and investment flexibility. Our Recordkeeping services business competes through our size and scale, strong sponsor relationships, flexible value-added services, ability to support the most complex plans to match client needs, along with strong technical and regulatory expertise. The following chart presents a summary of the current competitive landscape where we offer our retirement plans and stable value solutions:

Market/Product	Competitive Landscape	Select Competitors
Small Corporate	Primary competitors are mutual fund companies and insurance-based providers with third-party administration and relationships	Empower Fidelity
K-12 Education	Primary competitors are insurance-based providers that focus on school districts across the nation	Equitable Corebridge
Higher Education	Competitors are 403(b) plan providers, asset managers and some insurance-based providers	TIAA Fidelity
Healthcare & Other Non-Profits	Competition varies across 403(b) plan providers, asset managers and some insurance-based providers	Fidelity TIAA
Government	Competitors are primarily insurance-based providers, but also include asset managers and 457 providers	Empower Nationwide
Mid-Large Corporate Recordkeeping	Competitors are primarily asset managers and business consulting services firms, but also include payroll firms and insurance-based providers	Fidelity Empower
Stable Value	Competitors are primarily select insurance companies who are also dedicated to the Stable value market, but also include certain banking institutions	Prudential MetLife

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

Markets and Distribution

Wealth Management products and advisory services are primarily sold to individuals through representatives licensed through VFA, our broker-dealer and investment advisor. VFA representatives help provide cohesiveness between our Retirement and Wealth Management businesses and are grouped into two primary categories: field-based and home office phone-based representatives. Field-based representatives are registered sales and investment advisory representatives that drive both fee-based and commissioned sales. They provide face-to-face interaction with individuals seeking retail investment products (e.g., IRA products) as well as planning and advisory solutions. Home office phone-based representatives focus on assisting participants in our workplace retirement plans, primarily for our larger recordkeeping plans, with rollover products and advisory services. They also provide financial advice that helps customers transition through life stage and job-related changes. Our custodial mutual fund IRA product is also sold to individuals by unaffiliated brokers and advisors.

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

Investment Management

With global distribution capabilities, we offer domestic and international fixed income, equity, alternatives and multi-asset products and solutions across market sectors and investment styles through our actively managed, full-service investment management business. As of December 31, 2025, our Investment Management segment managed $286.9 billion for third-party institutional and individual investors (including third-party variable annuity-sourced assets), $35.9 billion in separate account assets for our other businesses and $37.3 billion in general account assets. We also offer a range of privates and alternative asset solutions across fixed income and alternative investment products with AUM of $100.9 billion for such privates and alternatives products as of December 31, 2025.

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

Through our institutional distribution channel and our Retirement and Employee Benefits businesses, we serve a variety of institutional clients, including public, corporate and multiemployer defined benefit and defined contribution retirement plans, endowments and foundations, and insurance companies. We are a market leader in providing third-party general account management services to insurance companies, with a focus on public and private fixed income asset strategies, and a client service model adapted for the particular needs of insurance company clients. We also serve individual investors by offering our mutual funds, separately managed accounts, and private and alternative funds through an intermediary-focused distribution platform or through affiliate and third-party retirement platforms. Our scaled and growing international retail business is conducted through sub-advisory agreements with investment vehicles sponsored by affiliates of AllianzGI and distributed in Europe and Asia.

Investment Management’s primary source of revenue is management fees collected on the assets we manage. These fees are typically based on a percentage of AUM. In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on AUM exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform and distributed primarily by our Retirement segment. Investment Management also receives fees as the primary investment manager of our general account, which is managed on a market-based pricing basis. Finally, Investment Management generates revenues from a portfolio of seed capital investments in private equity, collateralized loan obligations and various funds. Excluding Allianz's non-controlling interest, Investment Management generated adjusted operating earnings before income taxes of $226 million for the year ended December 31, 2025.

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

Fixed Income. Investment Management’s fixed income platform manages assets for domestic and international institutional investors, retail investors and our general account. As of December 31, 2025, there was $242.7 billion in AUM on the fixed income platform, of which $37.3 billion were general account assets. Through the fixed income platform, clients have access to public fixed income strategies including money market funds, investment-grade corporate debt, government bonds, residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), asset-backed securities ("ABS"), and high yield bonds. Our private fixed income capabilities include private placements, middle market private debt and syndicated debt instruments, leveraged credit, structured products (e.g., CLOs), commercial mortgages and preferred securities. Each sector within the platform is managed by seasoned investment professionals supported by significant credit, quantitative and macro research and risk management capabilities.

Equities. The equities platform is a multi-cap and multi-style research-driven platform comprising thematic, fundamental and quantitative equity strategies for institutional and retail investors. As of December 31, 2025, there were $102.8 billion in AUM on the equities platform covering both domestic and international markets. Our fundamental equity capabilities are bottom-up and research driven, and cover growth, value, and core strategies in the large, mid and small cap spaces. The AllianzGI Transaction added thematic and fundamental equity capabilities. Our quantitative equity capabilities are used to create quantitative and enhanced indexed strategies, support other fundamental equity analysis, and create extension products.

Alternatives. Investment Management’s largest alternatives platform is Pomona Capital. Pomona Capital specializes in investing in private equity funds: by purchasing secondary interests in existing partnerships; investing in new partnerships; and co-investing alongside buyout funds in individual companies. As of December 31, 2025, Pomona Capital managed assets totaling $8.8 billion across a suite of limited partnerships and the Pomona Investment Fund, a registered investment fund. In addition, Investment Management's alternatives platform includes privately-placed open-end and closed-end funds, the underlying strategies of which leverage our core private credit and mortgage loan investment capabilities. As of December 31, 2025, there were $14.6 billion in alternatives AUM.

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

The following table presents asset and net flow data, broken out by Investment Management’s five investment platforms as well as by major client segment:

	AUM		Net Flows
	As of		Year Ended
	December 31, 2025		December 31, 2025
	($ in billions)		($ in millions)
Investment Platform
Fixed income - Public	$156.4		$5,879
Fixed income - Privates	86.3		6,966
Equities	102.8		1,697
Alternatives	14.6		24
Total	$360.1	(1)	$14,566
MASS(1)	49.1		638

Client Segment
Retail	$151.3		$4,180
Institutional	171.5		10,386
General Account	37.3		N/A
Total	$360.1		$14,566
Divested Businesses	13.6		(7,059)
(1) $29.8 billion of MASS assets are included in the fixed income, equity and alternatives AUM categories presented above. The balance of MASS assets, $19.3 billion, is managed by third parties and we earn only a market-rate fee on the assets. MASS Net Flows includes flows for both AUM and assets managed by third parties.
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

With the exception of Pomona Capital and certain structured products, the different products and strategies associated with our investment platforms are distributed and serviced by these Retail and Institutional client-focused segments as follows:
•Retail client segment: This segment consists of registered open- and closed-end funds and Separately Managed Accounts through affiliate and third-party distribution platforms, including warehouses, brokerage firms, registered investment advisors, banks, trust companies and independent and regional broker-dealers. Our international retail business is carried out through sub-advisory arrangements with UCITS vehicles and other pooled investment vehicles sponsored and distributed by AllianzGI. As of December 31, 2025, total AUM from these channels was $151.3 billion, including $1.7 billion of AUM managed on behalf of divested businesses.

•Institutional client segment: This segment consists of individual and pooled accounts, targeting defined benefit, defined contribution recordkeeping and retirement plans, multiemployer plans and endowments and foundations. As of December 31, 2025, Investment Management had 355 institutional clients, representing $171.5 billion of AUM primarily in separately managed accounts and collective investment trusts.

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

Employee Benefits

Our Employee Benefits segment provides workplace employee benefits including group life insurance, disability insurance, leave management services, supplemental benefit insurance, financial wellness, and decision support products and services to mid-size and large corporate employers and professional associations. We serve the employer market by providing stop-loss coverage to employer plan sponsors that self-fund their pharmaceutical and medical benefits plans. In addition, we provide Health Account Solutions (Health Savings Account ("HSA")/Flexible Spending Account ("FSA")/Health Reimbursement Arrangements ("HRA") and COBRA administration). Our Employee Benefits segment is among the largest writers of stop-loss coverage in the U.S., currently ranking third among direct providers of stop loss on a premium basis with approximately $1.6 billion of in-force premiums. We also rank third in our supplemental health benefits markets offering and are a top 15 provider of group life insurance.

As of December 31, 2025, Employee Benefits total in-force premiums and fees were $3.6 billion.

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

In addition, we also provide decision support tools through the Benefitfocus enrollment platform and through our MyVoyage application, which provides a comprehensive guidance tool for employees to see their entire financial picture including their workplace benefits and savings. We support employers by taking on the administrative burden of benefits enrollment and administration, leave management, COBRA administration, and other obligations.

The Employee Benefits segment generates revenue from premiums and fees, investment income, mortality and morbidity income, and policy and other charges. Underwriting income comprises the majority of revenues in this segment and derives from the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop loss and voluntary benefits. Fee income is generated from services provided on benefits administration, leave management, HSA/FSA/HRA and COBRA administration and proprietary decision support tools. Investment income is driven by the spread between investment yields and credited rates (the interest and income that is credited to the policies) to policyholders on voluntary universal life, whole life products, and HSA invested assets, as well as the spread earned on policyholder reserves and target surplus. Our Employee Benefits segment generated adjusted operating earnings before income taxes of $152 million for the year ended December 31, 2025.

Products and Services

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

Group Life. Group life products span basic and supplemental term life insurance as well as accidental death and dismemberment for mid-sized to large employers. These products offer employees guaranteed issue coverage, options for additional underwritten coverage, convenient payroll deduction, affordable rates and conversion options.

Group Disability and Leave Administration. Group disability includes group long term disability, short term disability, voluntary long term disability and voluntary short term disability products as well as leave administration for mid-sized to large employers. This product offering is typically packaged for sale with group life products, especially in the middle-market. We also provide leave administration services. Through the end of 2025, we partnered with FullScopeRMS, a third-party insurer, to provide leave management and reinsure 100% of our group disability. Going forward, we will retain short-term disability risk and leave administration on new business and recapture our short-term disability and leave administration in-force block from the reinsurer through 2027. In 2026, we also launched a suite of Paid Family and Medical Leave (PFML) Private Plan options for employer clients. These products are offered on both an insured and administrative services only basis.

Benefits Administration. Through Benefitfocus, we provide benefits administration services to employers and health plan enrollment services to health plan clients. Employers have access to an online benefits enrollment experience for their employees, telephone enrollment support, and related billing and administration services. Our benefits marketplace enables employees to enroll in voluntary benefits chosen by their employers. For health plans, we offer a software solution for direct member enrollment. The Benefitplace platform delivers an advanced enrollment experience, including decision support powered by analytics from our MyVoyage application, helping participants optimize their workplace benefits and savings.

Health Account Solutions. This product line involves the sale of HSA, FSA, HRA, commuter and dependent care benefits, COBRA administration and direct billing services.

Financial Wellness and Decision Support. With our MyVoyage application, we offer a distinctive guidance tool that assists employees and their dependents to make more informed decisions in making enrollment decisions that span medical coverage, dental insurance, vision, HSA, FSA, retirement contributions and emergency savings. Premiums associated with Financial Wellness and Decision Support are included within Health Account Solutions.

The following chart presents the key Employee Benefits products we offer, along with annualized in-force premiums and fees for each product:

($ in millions)	Annualized In-Force Premiums and Fees(1)
Employee Benefits Products	Year Ended December 31, 2025
Stop Loss	$1,578
Group Life	670
Group Disability	294
Voluntary and Other	1,103
(1) Annualized in-force premiums and fees are gross of reinsurance.

Markets and Distribution

Our Employee Benefits segment works primarily with national and regional benefits consultants, brokers, TPAs, enrollment firms and technology partners. Our tenured distribution organization provides local sales and account management support to offer customized solutions to mid-sized to large employers backed by a national accounts team.

Distribution Channel	Distribution Activities
Brokers	Evaluate quotes and renewals from Voya to place or renew business with clients
TPAs	Provide administration services to the client and support the client by offering input on carrier selection
Technology Partners	Provide enrollment, implementation and administration services to the client, and offer input on carrier selection
Voya Sales Team	Deliver proposals and renewals to brokers and consultants, who then recommend the best solution to the client

Competition

Our Employee Benefits business competition ranges in maturity depending on the types of products offered, and we compete across a variety of metrics.

Market/Product	Competitive Landscape	Select Competitors
Stop-Loss	Mature market with a large number of participants. Competitive drivers include price and claim servicing.	Sun Life Tokio Marine HCC Symetra
Group Life
Mature market, products are often sold alongside disability and increasingly supplemental benefits. Competitive drivers are price, claim servicing and additional administrative capabilities such as leave management.
MetLife Prudential New York Life Unum
Group Disability and Leave Administration
Group Disability is a mature market, often sold alongside group life. Leave Administration is less mature. Due to growing complexities in managing an employee's own disabling condition in conjunction with state leave administration laws, these products are often sold alongside each other. Competitive drivers are price, claim servicing and administrative capabilities.
Metlife Aflac Unum Prudential
Supplemental Benefits	Market is growing rapidly. Competitive drivers are price, claim servicing and product innovation.	Cigna Aetna Aflac MetLife Unum
Benefits Administration
Competitive drivers are price, quality and breadth of the service offering, and the availability of existing clients who can act as references for potential new clients. Because the selection of a benefits administration provider involves a significant commitment on the part of the employer client, sales cycles tend to be long.
Alight Businesssolver BSwift
Health Account Solutions	Market is growing rapidly. Competitive drivers are price and administrative capabilities.	Health Equity Optum (part of UnitedHealthcare) Fidelity HSA Bank (part of Webster Bank)

Underwriting

Group insurance underwriting and pricing are essential components of our risk management framework and directly influence the profitability and sustainability of the group insurance portfolio. The process is designed to ensure that premiums charged to employer groups are commensurate with the risk presented, reflecting both the historical claims experience and the anticipated future risk profile.

Pricing for group insurance is primarily determined by a thorough evaluation of each employer group’s historical claims experience and risk characteristics. This experience rating approach enables the alignment of premiums with the actual risk presented by the group, accounting for both the frequency and severity of claims. In addition to claims data, a comprehensive risk assessment is conducted, taking into account the group’s demographic composition, industry sector, geographic location, and other pertinent factors that may influence future claims. Risk characteristics are systematically reviewed to identify trends or emerging risks that could impact loss ratios.

Group insurance contracts generally include a rate guarantee period, during which premium rates are fixed and not subject to adjustment. Rate guarantee periods commonly range from one to three years, depending on the product and negotiated terms with the employer group. At the end of the rate guarantee period, a comprehensive review is undertaken of the group’s claims experience and risk characteristics. Based on this analysis, premium rates may be adjusted to reflect changes in claims patterns, group demographics, or external risk factors.

These regular pricing adjustments are fundamental to maintaining the financial stability of the portfolio and ensuring that premiums remain aligned with the underlying risk.

The underwriting process for group insurance incorporates a range of quantitative and qualitative criteria to evaluate and price risk effectively:

•Morbidity and Mortality Assumptions: Underwriters apply actuarially developed morbidity and mortality tables to forecast the expected incidence and cost of claims, tailored to the product type and covered population.
•Demographic Composition: Analysis of the group’s age distribution, gender mix, and dependent status provides insight into likely claims experience and helps refine pricing assumptions.
•Industry and Occupational Factors: The nature of the group’s business and the types of occupations represented can materially influence risk, with certain industries exhibiting higher or lower claims trends.
•Geographic Location: Regional cost variations, access to healthcare resources, and local regulatory environments are considered in setting appropriate premium rates.
•Economic Trends: Macroeconomic conditions, including employment rates and wage growth, are monitored for their potential impact on claims incidence, particularly for disability and supplemental health products.
•Plan Design: The specific benefit structure, including deductibles, copayments, and coverage limits, is evaluated to assess the potential for adverse selection or increased claims frequency.
•Prior Claims Experience: Historical loss ratios and claims volatility are key predictors of future risk and are weighted accordingly in pricing models.

Pricing for our group disability products has historically been determined by our reinsurer, FullScopeRMS, and we have assumed limited underwriting risk in connection with such products. Going forward with business effective 2026, pricing of leave administration and short term disability will be determined by Voya similar to other group insurance products.

Stop-loss insurance is generally issued on an annual basis and is subject to renewal and full underwriting review each year. At each renewal, a comprehensive assessment is undertaken of the policyholder’s claims experience, current risk characteristics, and any changes in the underlying covered population. The annual underwriting review for stop-loss insurance includes an evaluation of the following key criteria:

•Medical Cost Trends: Analysis of prevailing healthcare cost inflation and utilization patterns to anticipate future claims exposure.
•Morbidity Assumptions: Application of current morbidity data to project the likelihood and potential severity of large claims.
•Claims History: Review of the policyholder’s prior stop-loss claims and large loss frequency.
•Group Demographics and Plan Design: Consideration of any changes in the group’s size, composition, or benefit structure that may affect claims risk.
•External Factors: Monitoring of regulatory changes, provider network dynamics, and broader market developments that may influence stop-loss risk.

Based on this analysis, premium rates and terms are set for the upcoming policy period, with the objective of ensuring that pricing remains adequate relative to the anticipated risk.

Reinsurance

Our Employee Benefits reinsurance strategy seeks to limit our exposure to any one individual which helps limit and control risk. Group Life, which includes Accidental Death and Dismemberment, cedes the excess over $750,000 of each coverage to a reinsurer. Group Long Term Disability cedes substantially all of the risk and the claims servicing, to a TPA and reinsurer. As of January 1, 2025, 2024 and 2023, Stop Loss has or had a reinsurance program that limits our exposure on any one specific claim to $5 million, with aggregate stop-loss reinsurance that limits our exposure to $5 million over the Policyholder's Aggregate Excess Retention. See Quantitative and Qualitative Disclosures About Market Risk—Risk Management in Part II, Item 7A. of this Annual Report on Form 10-K. We also use several reinsurance arrangements which lower required capital of the Employee Benefits segment.

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

As of December 31, 2025, we had approximately 11,000 employees, 71% of whom are U.S.-based and 29% of whom are India-based. Our primary office locations are in New York, NY; Windsor, CT; Minneapolis, MN; Atlanta, GA; Boston, MA; Scottsdale, AZ; Walnut Creek, CA; San Diego, CA; and Bengaluru, India. Approximately 86.5% of our U.S.-based workforce is fully remote, approximately 11.6% is hybrid (working in an office location for part of their time) and approximately 1.9% are office-essential workers.

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

Our insurance agencies and third-party administrators are also subject to regulation by insurance departments in the states in which they do business.

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

Affiliate Transactions. Generally, all transactions between an insurer and another affiliate in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the insurance commissioner of the state of domicile of the relevant insurance subsidiary.

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

NAIC Regulations. The NAIC insurance holding company model act and regulations, versions of which have been adopted by our insurance subsidiaries' domicile states, include a requirement that an insurance holding company system's ultimate controlling person submit annually to its lead state insurance regulator an "enterprise risk report" that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole.

In addition, the NAIC's Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act, which has been adopted by our insurance subsidiaries' domicile states, requires that insurers maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer's material risks in normal and stressed environments. In accordance with statutory requirements, Voya annually prepares and submits the ORSA reports. Our insurance subsidiary domiciliary regulators have adopted some form of the Corporate Governance Annual Disclosure ("CGAD") Model Regulation, which requires insurers to make an annual confidential filing regarding their corporate governance policies; the CGAD filing is made at the holding company level.

Dividend Payment Restrictions. As a holding company with no significant business operations of our own, we depend on dividends and other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of dividends and the payment of interest on, and repayment of principal of, our outstanding debt obligations. The states in which our insurance subsidiaries are domiciled impose certain restrictions on such subsidiaries’ ability to pay dividends to us. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval, although notice of the dividend is required. Dividends above these levels, or extraordinary dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend.

For a summary of ordinary dividends and extraordinary distributions paid by each of our insurance subsidiaries to Voya Financial, Inc. or Voya Holdings in 2025 and 2024, and a discussion of ordinary dividend capacity for 2026, see Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K.

Financial Regulation

Policy and Contract Reserve Sufficiency Analysis. Under the laws and regulations of their states of domicile, our insurance subsidiaries are required to conduct annual analyses of the sufficiency of their statutory reserves. Other jurisdictions in which these subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, are sufficient to meet the insurer's contractual obligations and related expenses. If such an opinion cannot be rendered, the affected insurer must establish additional statutory reserves by moving funds from available statutory surplus. Our insurance subsidiaries submit these opinions annually to applicable insurance regulatory authorities.

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

Risk-Based Capital. The NAIC has adopted RBC requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, including the risk characteristics of the company's assets, liabilities and certain off-balance sheet items. State insurance regulators use RBC requirements to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2025, the Total Adjusted Capital of each of our insurance subsidiaries exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

In 2024, the NAIC adopted the "Principles-Based Bond Definition Project," which is a principles-based framework to define and identify more accurately whether a debt security is classified as a bond for reporting. The guidance differentiates between traditional bonds and asset-backed securities and is effective January 1, 2025. Implementation of the Principles-Based Bond Definition Project did not have a material impact on our RBC.

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

We do not anticipate regulatory action as a result of our 2025 IRIS ratio results.

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

NAIC Suitability in Annuity Transactions Model Regulation. Nearly all states have adopted the NAIC's Suitability in Annuity Transactions Model Regulation. The regulation's "best interest" standard requires all recommendations by insurance agents and carriers to be in the best interest of the consumer and that consideration of the consumer's interest must always be placed ahead of any financial interest that the agent or carrier may have in the transaction. To reflect this "best interest" duty, the regulation requires producers and insurers to satisfy requirements outlined in a care obligation, a disclosure obligation, a conflict-of-interest obligation, and a documentation obligation. The regulation requires agents to disclose and answer questions about their role in the transaction, their compensation, and any material conflicts of interest. The regulation is aligned with the SEC's Regulation Best Interest (described below).

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

Department of Labor Rules Regarding Fiduciaries

In December 2020, the DOL adopted a revised interpretation to determine investment advice fiduciary status under Title I of ERISA, and a new prohibited transaction exemption (PTE 2020-02) that, subject to certain requirements, allows investment advice fiduciaries to receive compensation that might otherwise have been considered an ERISA prohibited transaction. Continuing compliance with the revised interpretation is not believed to have a material impact on us. We anticipate that other state and federal regulatory actions applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts, may occur. If future amendments to these rules render them more onerous than Regulation Best Interest ("Regulation BI") as further described in —Broker-Dealers and Investment Advisers, and existing DOL rules, or result in a conflict with Regulation BI or existing DOL rules, the impact on us could be more substantial.

In April 2024, the DOL published changes to Prohibited Transaction Class Exemption 84-14 (the "QPAM Exemption"). As a result of these changes, we will be required to notify the DOL prior to relying on the QPAM Exemption, in addition to satisfying new minimum qualification and recordkeeping requirements.

SECURE 2.0 Act

Effective in 2022, the SECURE 2.0 Act ("SECURE 2.0") included numerous provisions affecting retirement plans that: expanded participant coverage; facilitated the establishment of retirement plans by smaller employers, the creation of emergency savings accounts, and opportunities for participants with student debt to begin building retirement savings; and simplified plan administration. While many provisions of SECURE 2.0 have taken effect, some regulations are still in the process of being finalized and will require numerous changes to retirement plan recordkeeping systems and processes. We continue to update our systems and processes to meet the obligations of SECURE 2.0 in our Retirement business, but do not expect such activities to have a material impact on us.

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

Twenty-eight states have adopted versions of the NAIC’s Insurance Data Security Model Law (the "Model Law"), and other states may adopt versions of the Model Law in the future. Such laws govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws and are designed to ensure that licensees of the Department of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. In February 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that is not based on the Model Law, that requires banks, insurance companies, and other financial services institutions regulated by the NYDFS, including certain of our subsidiaries, to establish and maintain a comprehensive cybersecurity program. The NYDFS requirements specifically provide for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses and business continuity and disaster recovery, including notice to the NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certification of regulatory compliance with the NYDFS. On November 1, 2025, amendments to the cybersecurity regulation, which include increasing mandatory controls and adding further cybersecurity requirements for larger companies, became effective.

Privacy Laws and Regulations

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

We are also subject to numerous state consumer privacy laws, including the California Consumer Privacy Act of 2018 ("CCPA"). The CCPA established a privacy framework for covered businesses that collect and process the personal information of California consumers. It includes a broad definition of personal information, affords California residents certain individual rights of access and deletion regarding their personal information, and limits the "sale" of such information, which is also broadly construed to include making personal information available to third parties for valuable consideration.

The CCPA does not apply to data subject to the GLBA or the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). However, a breach of California consumers’ personal information, to the extent it involves data not covered by GLBA or HIPAA, may expose us to liability under the CCPA. The CCPA was further supplemented by the California Privacy Rights Act (the "CRPA"), approved by California voters in November 2020, which established the California Privacy Protection Agency, authorized to promulgate new data protection regulations. Effective July 1, 2026, the CCPA regulations require covered companies to conduct an annual independent cybersecurity program audit. The first audit and certification of compliance must be completed and filed by April 1, 2028.

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

The NAIC Privacy Protections (H) Working Group, formed in 2019, is currently revising the existing Model #672 (Privacy of Consumer Financial and Health Information Regulation) to modernize insurance privacy protections. The group's current focus is on updating Model #672 rather than creating a new Privacy Protections Model Act.

Additionally, we may be subject to privacy-related regulatory obligations of third parties with which we do business. For example, our use of certain vendors outside of the U.S. to perform services on our platform could subject us to additional data protection regimes and increased risk of non-compliance.

Data Regulation

There are emerging federal and state regulations and legislation that address the use of big data and artificial intelligence, including machine learning in the business of insurance. The NAIC issued a Model Bulletin regarding the Use of Artificial Intelligence Systems by Insurers, has been adopted by 24 states and is expected to be adopted by more. States such as Colorado,

Utah, and California have AI-specific regulations governing a company's use of artificial intelligence, and comprehensive AI-specific legislation is pending in many state legislatures. While regulations and legislation generally mandate that companies develop an AI risk management framework that includes safeguarding individuals' privacy and protecting against discrimination, some impose more stringent requirements. These may include prohibiting specific use cases or recognizing individuals' rights to opt-out of data processing in AI systems. As Voya integrates and advances its use of artificial intelligence in business operations and customer offerings, these evolving regulations carry significant technological and legal implications.

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

Climate change, and the need to develop regulatory tools to ensure that insurers are managing the potential financial risks, has come under scrutiny by state legislatures, federal regulators, the NAIC, state insurance regulators, such as the NYDFS, the Connecticut Insurance Department, and other state regulatory agencies.

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

In September 2022, the Connecticut Insurance Department issued Bulletin No. FS-44, "Guidance for Connecticut Domestic Insurers on Managing the Financial Risks for Climate Change." This guidance directs all Connecticut insurance companies to adopt a strategic approach to climate management that addresses both current and emerging risks. Insurers are expected to identify and implement actions that are proportionate to the nature, scale, and complexity of their operations, ensuring that climate risk is integrated into business planning and risk oversight processes.

In October 2023, California's governor signed into law climate disclosure and financial reporting legislation entitled the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act. These laws impose new reporting requirements on companies doing business in California that generate over $1.0 billion in gross annual revenue. The new laws require applicable companies to disclose Scope 1 and Scope 2 greenhouse gas ("GHG") emissions beginning in 2026 and Scope 3 GHG emissions in 2027. The laws also require applicable companies to submit biennial climate-related financial risk reports to the California Air Resources Board beginning in 2026. We are monitoring further guidance regarding implementation of the new laws but do not believe that the laws will have a material impact on our business and operations. The California disclosure rules are the subject of ongoing litigation which may affect their implementation timelines or whether they are ultimately implemented at all.

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
◦Risks associated with our institutional funding with the Federal Home Loan Bank system and other funding arrangements.
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

To the extent that any of the foregoing risks were to emerge in a manner that adversely affected general economic conditions, financial markets, or the markets for our products and services, our financial condition, liquidity, and results of operations could be materially adversely affected. Adverse economic conditions that negatively affect the level of employment could affect our Retirement and Employee Benefits businesses.

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

We and our subsidiaries are currently subject to periodic review by independent credit rating agencies such as S&P, Moody's, Fitch and A.M. Best, each of which currently maintain an investment grade rating with respect to us or our subsidiaries as further detailed in Liquidity and Capital Resources—Ratings in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K. Our ability to obtain secured or unsecured debt financing and the cost of such financing depend, in part, on our credit ratings. A credit rating downgrade could negatively impact our ability to obtain such financing and increase borrowing costs. In turn, maintaining our credit ratings depends on strong financial results and on other factors, including the outlook of the rating agencies on our sector and the market generally.

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

For both securities lending and repurchase transactions, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under adverse capital market and economic conditions, liquidity may broadly deteriorate, which would further restrict our ability to sell securities. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in in Part II, Item 8. of this Annual Report on Form 10-K for further information on the repurchase agreements and securities lending programs.

A portion of our institutional funding originates from sources such as our Federal Home Loan Bank system and our Funding Agreement Backed Note program, which subjects us to liquidity risks.

A portion of our institutional funding originates from the Federal Home Loan Bank ("FHLB") of Boston and the FHLB of Des Moines, as well as our Funding Agreement Backed Note ("FABN") program. We have issued funding agreements in exchange for eligible collateral primarily in the form of cash, mortgage-backed securities and U.S. Treasury securities. These funding agreements are for a fixed term and cannot be terminated early.

Should the programs choose to change their definition of eligible collateral, change the lendable value against such collateral or if the market value of the pledged collateral decreases in value due to changes in interest rates or credit ratings, we may be required to post additional collateral in the form of cash or other eligible collateral. Additionally, if we lose access to such funding, we may be required to find other sources to replace it, which could increase our funding costs. This could occur if our creditworthiness falls below either of the FHLB's or FABN program's requirements or if legislative or other political actions cause changes to the FHLBs' mandate or to the eligibility of life insurance companies to be members of the FHLB system or to participate in a FABN program.

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

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2024 and 2025, and a discussion of ordinary dividend capacity for 2026, see Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K and the Insurance Subsidiaries Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers or investors, which could reduce our sales, revenues and results of operations.

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

In particular, we manage a portfolio of various collateralized mortgage obligation ("CMO") tranches in combination with financial derivatives as part of a proprietary strategy we refer to as "CMO-B," as described under Investments (excluding Consolidated Investment Entities)—CMO-B Portfolio in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K. The CMO-B portfolio is subject to a number of market and behavior risks, including interest rate risk, prepayment risk, and delinquency and default risk associated with Agency mortgage borrowers. In addition, government policy changes affecting residential housing and residential housing finance, such as government agency reform and government sponsored refinancing programs, and Federal Reserve Bank purchases of agency mortgage securities could alter prepayment behavior and result in adverse changes to portfolio values. While we actively monitor our exposure to these and other risks inherent in this strategy, it is possible that our hedging and risk management strategies will not be effective; any failure to manage these risks effectively could materially and adversely affect our results of operations and financial condition. In addition, although our CMO-B portfolio has historically performed well, it may not continue to meet expectations in the future. A rise in home prices, the concern over further introduction of or changes to government policies aimed at altering prepayment behavior, and an increased availability of housing-related credit could combine to increase expected or actual prepayment speeds, which would likely lower interest only ("IO") and inverse IO valuations. Under these circumstances, the results of our CMO-B portfolio would likely underperform compared to recent periods.

From time to time we invest our capital to seed a particular investment strategy or investment portfolio. We may also co-invest in funds or take an equity ownership interest in certain structured finance/investment vehicles that we manage for our customers and investors. In some cases, these interests may be leveraged with third-party debt financing. Any decrease in the value of such investments could negatively affect our revenues and income or subject us to losses.

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

In each of our businesses we face intense competition, including from broker-dealers, financial advisors, asset managers and diversified financial institutions, banks, technology companies and start-up financial services providers, both for the ultimate customers for our products and for distribution through independent distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution, price, perceived financial strength and credit ratings, scale and level of customer service. A decline in our competitive position as to one or more of these factors could adversely affect our profitability. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have greater financial resources, or have higher claims-paying or credit ratings than we do. Furthermore, the preferences of the end consumers for our products and services may shift, including as a result of technological innovations, including increased automation, affecting the marketplaces in which we operate and the distribution channels through which we offer our products and services. To the extent that our competitors are more successful than we are at adopting new technology and adapting to the changing preferences of the marketplace, our competitiveness may decline.

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

As further described under –Organizational History and Structure–Recent Acquisition Transactions in Part I, Item 1. of this Annual Report on Form 10-K, we completed several acquisitions in 2023 and early 2025.

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

Our operations, products and services are complex and our products and services are frequently sold through intermediaries. A failure to properly perform services, the misrepresentation of our products or services or a loss or significant change in these relationships may have an adverse effect on our revenues and income.

Our operations include, among other things, retirement plan administration, policy administration, portfolio management, investment advice, retail and wholesale brokerage, fund administration, shareholder services, benefits processing and servicing, contract and sales and servicing, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. In order to be competitive, we must properly perform our administrative and related responsibilities, including recordkeeping and accounting, regulatory compliance, security pricing, corporate actions, compliance with investment restrictions, daily net asset value computations, account reconciliations and required distributions to fund shareholders. Many of our products and services are complex and are frequently sold through intermediaries. In particular, our Retirement and Employee Benefits businesses are reliant on intermediaries to describe and explain our products to potential customers. The intentional or unintentional misrepresentation of our products and services in advertising materials or other external communications, or inappropriate activities by our personnel or an intermediary, could adversely affect our reputation and business prospects, as well as lead to potential regulatory actions or litigation.

We distribute certain products under agreements with affiliated distributors and other members of the financial services industry that are not affiliated with us. We compete with other financial institutions to attract and retain commercial relationships in each of these channels. Our success in competing for sales through these distribution intermediaries depends on factors such as the amount of sales commissions and fees we pay, the breadth of our product offerings, the strength of our brand, our perceived stability and financial strength ratings, and the marketing and services we provide to, and the strength of the relationships we maintain with, individual distributors. Certain of our investment management subsidiaries may act as a general partner for various investment partnerships, which may subject them to liability for the partnerships' liabilities. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, results of operations and financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with us, including for such reasons as changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Alternatively, we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of such distributors, which could reduce sales.

We are also at risk that key distribution partners may merge or change their business models in ways that affect how our products are sold, either in response to changing business priorities, the adoption of new technologies, or as a result of shifts in regulatory supervision or potential changes in state and federal laws and regulations regarding standards of conduct applicable to distributors when providing investment advice to retail and other customers.

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

We set prices for many of our Employee Benefits products based on expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness or accident, of our policyholders. Further, medical trends have a leveraged effect on stop loss pricing. Trends are influenced by macroeconomic factors such as inflation, pharmaceutical innovations such as gene therapies, frequency and severity of chronic conditions, and new state and federal healthcare regulations and policies. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time due to changes in the natural environment, including due to the impacts of climate change such as changes in temperature and air quality, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment, or other factors. Changes in mortality and morbidity rates could also be affected by changes in the mix of our insured business due to sales, retention and underwriting. The long-term profitability of such products depends on how our actual mortality and morbidity rates compare to our pricing assumptions, as well as our ability to successfully underwrite new and renewed business in accordance with actuarial-based pricing targets. In the short term, higher loss ratios due to unexpected claims activity may contribute to short-term volatility in our reported results of operations, which may be exacerbated by delays in reserving for higher-than-expected incurred but not reported claims. For renewable products, our ability to set prices higher at renewal, in response to higher claims patterns, may be limited due to a variety of factors, including pricing competition or rate caps imposed by agreements made with some clients. In addition, prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers might not offer coverage at all. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would have to accept an increase in our net risk exposures, revise our pricing to reflect higher reinsurance premiums, or otherwise modify our product offering.

Pricing of certain of our Employee Benefits products is also based in part on expected persistency of these products, which is the probability that a policy will remain in force from one period to the next. Actual persistency that is lower than our persistency assumptions could have an adverse effect on profitability, especially in the early years of a policy, primarily because we would be required to accelerate the amortization of expenses we defer in connection with the acquisition of the policy. Actual persistency that is higher than our persistency assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience is higher in these later years. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy, the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability. Many of our products, however, do not permit us to increase premiums or adjust charges and credits during the life of the policy or during the initial guarantee term of the policy. Even if permitted under the policy, we may not be able or willing to raise premiums or adjust other charges for regulatory or competitive reasons.

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

In connection with the sale of our individual life business in 2021, we have entered into large reinsurance agreements with Security Life of Denver ("SLD"), our former insurance subsidiary, with respect to the portion of our former individual life segment and other legacy businesses that have been written by our insurance subsidiaries domiciled in Minnesota, Connecticut and New York. While SLD's reinsurance obligations to us are collateralized through assets held in trust, in the event of any default by SLD of its reinsurance obligations to us, or any loss of credit for such reinsurance, there can be no assurance that such assets will be sufficient to support the reserves that our subsidiaries would be required to establish or to pay claims.

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

The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer's ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. In recent years, we have faced a number of rate increase actions on in-force business, which have in some instances adversely affected our financial results, and there can be no assurance that the outcome of future rate increase actions would not have a material effect on our results of operations or financial condition. In addition, if reinsurers raise the rates that they charge on new business, we may be forced to raise our premiums, which could have a negative impact on our competitive position.

Our business performance and growth plans may be adversely affected if we are not able to effectively apply technology in our business and operations or to adapt quickly enough to disruptive technology or innovations including artificial intelligence. Conversely, investments in innovative product offerings may fail to yield sufficient returns to cover their costs.

Our success depends, in part, on our ability to develop and implement new or revised solutions that anticipate and keep pace with rapid and continuing innovation, changes in technology, industry standards and client preferences, including changes that result from developments in artificial intelligence and big data analytics. Rapid developments in the applications of generative artificial intelligence may be especially challenging to keep pace with. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. In addition, our innovative solutions may not be accepted in the marketplace. Such technology, including artificial intelligence and big data analytics, may develop in unanticipated ways that could harm customers, the Company, our reputation or our business models or that could lead to increasing regulatory scrutiny. Additionally, the effort to gain technological expertise and develop or apply new technologies requires us to incur significant expenses.

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

Our business and relationships with customers are dependent on our ability to maintain the privacy, security and confidentiality of our and our customers' personal information, trade secrets and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees and agents). We are also subject to numerous federal and state laws, as well as certain non-U.S. laws such as GDPR, regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. Numerous state regulatory bodies and the U.S. Senate have proposed and enacted legislation and regulations regarding privacy standards and protocols. As data privacy and protection laws continue to proliferate, including due to increased focus on data use by artificial intelligence or other innovative technology, we may incur significant technological, administrative and other expenses and face other difficulties in complying with an increasing number of legal obligations with respect to data privacy and security, or with balancing competing requirements that may be inconsistent across jurisdictions.

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

Our applications incorporate certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to much of the third-party software we currently license, this may not always be the case, or it may be difficult, costly, or time-consuming to replace. In addition, integration of the software used in our applications with new third-party software may require significant work and require substantial investment of our time and resources. To the extent that our applications depend on the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our own applications, delay new application introductions, result in a failure of our applications and damage our reputation. Our use of additional or alternative third-party software would require us to enter into additional license agreements with third parties, which could result in increased costs, business disruptions and other complications.

Our international operations may result in increased risks to our business.

Our international operations, including our operations in India, and potential expansion elsewhere, expose us to a variety of political, legal, operational and other risks, including: changes in laws, their application or interpretation; increased or conflicting regulatory restrictions; political instability; non-compliance with anti-corruption and anti-bribery laws; economic or trade sanctions; restrictive tax regulations; dividend limitations; price controls; currency exchange controls or other transfer or exchange restrictions; difficulty in enforcing contracts; nationalization or expropriation of assets; imposition of limits on foreign ownership of local companies; and public or political criticism of our business and operations.

In addition, within the US, there is a growing dissatisfaction among some consumers and politicians with offshoring service work. If such dissatisfaction were to result in tax or other restrictive legislation that imposes higher costs on the receipt of offshore services, such taxes or other restrictions could significantly increase our costs.

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

We are subject to detailed insurance, asset management, broker-dealer, investment advisor, and other financial services laws and government regulation. Our products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS.

Our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. See —Regulation—Insurance Regulation in Part I, Item 1. of this Annual Report on Form 10-K. Changes in these laws and regulations, or in the interpretations thereof, are often made for the protection of the policyholding consumer and not necessarily the creditors or investors of the insurer, and could materially and adversely affect our business, results of operations or financial condition.
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

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in laws and regulations may materially increase the cost of compliance and other expenses of doing business. Compliance risks may arise where applicable regulations may be unclear, subject to multiple interpretations or under development. Regulations may conflict with one another, regulators may revise their previous guidance or courts may overturn previous rulings, all of which could affect our ability to meet applicable standards. New laws and regulations at the federal and state level, as well as in jurisdictions outside of the U.S., can limit our ability to offer new products or continue to offer existing products. In addition, policymaking at both the federal and state level and some areas of regulation affecting our business have become increasingly subject to politicization that could subject us to potentially conflicting requirements in serving our clients and to increased government, client, or media scrutiny, as well as legal challenges.

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

For a description of certain regulatory inquiries affecting the Company, see the Litigation, Regulatory Matters and Contingencies section of the Commitments and Contingencies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Cybersecurity Risk Management and Strategy

We maintain an information security program that seeks to comply with applicable regulatory requirements. The information security team, led by the Chief Information Security Officer ("CISO"), implements appropriate measures designed to safeguard sensitive information and protect our operations and systems against cyber threats. The information security team carries out continuous monitoring and evaluation of Voya's technology and digital infrastructure with the goal of identifying and assessing threats and proactively mitigating potential risks. The CISO and the information security team provide regular updates to Voya's senior management, as further described under Cybersecurity Governance below.

In addition, as part of its risk management strategy, Voya has an established and integrated cybersecurity incident response plan that focuses on incident detection, management and response. The information security team periodically reviews and updates the plan and tests playbooks within the plan through tabletop exercises.

Voya's information security team is responsible for identifying, assessing, and managing cyber risk, with support from Voya's operational risk management team. Information security control tasks are performed under the direction and guidance of the CISO, who is designated under Voya's risk management principles and policies to oversee the evaluation and mitigation of information security risks. Information security management is integrated into Voya's overall risk management framework, which provides for a coordinated approach to addressing cybersecurity risk.

As part of Voya's overall information security program, we may engage and retain external assessors and consultants to help improve our security, stay aligned with industry best practices, evaluate external threats and, on an as-needed basis, perform forensic reviews of cybersecurity-related incidents or independent security assessments.

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

Voya's Board committees include the Risk Committee, which provides support to the Board in its oversight of information technology, including cybersecurity risk. To assist the Board in fulfilling its oversight function, the Risk Committee is responsible for overseeing cybersecurity risk and collaborates with the Audit Committee on the related disclosures. The Risk Committee receives regular updates from the CISO on cybersecurity-related matters and reports regularly to the full Board.

Item 2.         Properties

As of December 31, 2025, we owned or leased 69 locations in the U.S. and elsewhere, totaling approximately 1.7 million square feet, of which approximately 849 thousand square feet was owned properties and approximately 868 thousand square feet was leased properties. We believe that our owned and leased properties are suitable and adequate for our current business operations.

Item 3.         Legal Proceedings

See the Litigation, Regulatory Matters and Contingencies section of the Commitments and Contingencies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for a description of our material legal proceedings.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Common Equity

Voya Financial, Inc.'s common stock, par value $0.01 per share, trades on the New York Stock Exchange under the symbol "VOYA".

The declaration and payment of dividends is subject to the discretion of our Board of Directors and depends on Voya Financial, Inc.'s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Voya Financial, Inc.'s other insurance subsidiaries and other factors deemed relevant by the Board. The payment of dividends is also subject to restrictions under the terms of our junior subordinated debentures in the event we should choose to defer interest payments on those debentures. Additionally, our ability to declare or pay dividends on shares of our common stock will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A and Series B Preferred Stock for the last preceding dividend period. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K for further information regarding common stock dividends.

At February 13, 2026, there were 80 stockholders of record of common stock. Stockholders of record include institutional or omnibus accounts that hold common stock for many underlying investors.

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.'s repurchases of its common stock for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
				(in millions)
October 1, 2025 - October 31, 2025 - Share repurchase agreement	218,336	(2)	218,336	$662
October 1, 2025 - October 31, 2025 - excluding Share repurchase agreement	22,645	$73.84	—	662
November 1, 2025 - November 30, 2025	619,990	70.48	596,524	620
December 1, 2025 - December 31, 2025	828,314	73.39	789,575	562
Total	1,689,285	$74.69	1,604,435	N/A
(1) In connection with exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended December 31, 2025, there was an increase of 84,850 treasury shares in connection with such withholding activities.
(2) On August 11, 2025, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $100 million of the Company's common stock. Pursuant to the agreement, the Company received initial delivery of 1,127,396 shares based on the closing market price of the Company's common stock on August 11, 2025 of $70.96. This arrangement closed on October 15, 2025 and additional 218,336 shares were delivered based on daily volume-weighted average price of the Company's common stock. In total, the Company paid $100 million under the share repurchase agreement to repurchase 1,345,732 shares at an average price of $74.31 per share.
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

Item 6.    Reserved

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of this discussion, the terms "Voya," "the Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2025 and 2024, and financial condition as of December 31, 2025 and 2024. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K. For discussion and analysis of our results of operations for the years ended December 31, 2024 and 2023, refer to our 2024 Annual Report on Form 10-K filed with the SEC on February 21, 2025.

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

We have returned approximately $380 million of capital to our shareholders through share repurchases and dividends and generated excess capital of approximately $775 million during 2025, while making strategic investments in our Retirement, Investment Management and Employee Benefits businesses.

We are focused on executing our mission to make a secure financial future possible—one person, one family and one institution at a time. Voya’s scale, business mix, risk profile, and strong excess capital generation are competitive differentiators, and we have a clear path to increasing excess capital generation and Adjusted operating earnings growth via net revenue growth, margin expansion, and disciplined capital management.

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

Revenue is earned from a diverse and complementary business mix and consists primarily of fee and investment income. Fee income is generated from asset based and participant based administrative, recordkeeping and advisory fees. Investment income derives from our general account assets and other funds. Because a significant portion of our revenues is tied to account values, our profitability is determined in part by the amount of assets we have under management, administration or advisement. This in turn depends on sales volumes from new and existing clients, net deposits from retirement plan participants, asset retention, and changes in the market value of account assets. Our profitability also depends on the difference between the investment income we earn on our general account assets, or our portfolio yield, and crediting rates on client accounts.

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

Through our institutional distribution channel and our Retirement and Employee Benefits businesses, we serve a variety of institutional clients, including public, corporate and multiemployer defined benefit and defined contribution retirement plans, endowments and foundations, and insurance companies. We are a market leader in providing third-party general account management services to insurance companies, with a focus on public and private fixed income asset strategies, and a client service model adapted for the particular needs of insurance company clients. We also serve individual investors by offering our mutual funds, separately managed accounts, and private and alternative funds through an intermediary-focused distribution platform or through affiliate and third-party retirement platforms. Our scaled and growing international retail business is conducted through sub-advisory agreements with investment vehicles sponsored by affiliates of AllianzGI and distributed in Europe and Asia.

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

Employee Benefits
Our Employee Benefits segment provides workplace employee benefits including group life insurance, disability insurance, leave management services, supplemental benefit insurance, financial wellness, and decision support products and services to mid-size and large corporate employers and professional associations. We serve the employer market by providing stop-loss coverage to employer plan sponsors that self-fund their pharmaceutical and medical benefits plans. In addition, we provide Health Account Solutions (Health Savings Account ("HSA")/Flexible Spending Account ("FSA")/Health Reimbursement Arrangements ("HRA") and COBRA administration).

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

In addition, we also provide decision support tools through the Benefitfocus enrollment platform and through our MyVoyage application, which provides a comprehensive guidance tool for employees to see their entire financial picture including their workplace benefits and savings. We support employers by taking on the administrative burden of benefits enrollment and administration, leave management, COBRA administration, and other obligations.

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

Business Update

On January 2, 2025, we completed the acquisition of the full-service retirement plan business of OneAmerica Financial through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to the Company's full-service business in Retirement, including incremental assets in emerging and mid-market segments, employee stock ownership plan capabilities, and new distribution partnerships. The purchase consideration included $50 million in cash paid at closing and contingent consideration of up to $160 million based on plan persistency and transition incentives to be paid in 2026.

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

Interest Rate Environment

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:
•Our general account investment portfolio, which was approximately $38.2 billion as of December 31, 2025, consists predominantly of fixed income investments. At prevailing interest rate levels, new money investments or reinvestment of proceeds from maturities and asset paydowns are likely to be accretive to the overall portfolio earned rate. Higher interest rates, however, also reduce the prices of fixed income investments and the proceeds of bonds that are sold before maturity in the secondary market.
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

Seasonality and Other Matters

Our business results can vary from quarter to quarter as a result of seasonal factors. For all of our segments, the first quarter of each year typically has elevated operating expenses, reflecting higher payroll taxes, equity compensation grants, and certain other expenses that tend to be concentrated in the first quarter. Other seasonal factors that affect our business include:

Retirement
•The first quarter of each year tends to have the highest level of recurring deposits in the defined contribution business, due to the increase in participant contributions from the receipt of annual bonus award payments or annual lump sum matches and profit sharing contributions made by many employers. Withdrawals also tend to increase in the first quarter as departing sponsors change providers at the start of a new year.
•In the third quarter of each year, education tax-exempt markets typically have the lowest recurring deposits, due to the timing of vacation schedules in the academic calendar.
•The fourth quarter of each year tends to have the highest level of single/transfer deposits due to new defined contribution plan sales as plan sponsors transfer from other providers when contracts expire at the fiscal or calendar year-end. Recurring deposits tend to be lower in the fourth quarter as higher paid participants scale back or halt their contributions upon reaching the annual maximums allowed for the year. Finally, withdrawals tend to increase in the fourth quarter driven by eligible participants' annual required minimum distribution and, as in the first quarter, due to departing plan sponsors.

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
•The fourth quarter of each year tends to have higher Voluntary and Stop Loss Claims. This seasonality is generally driven for Voluntary Benefits by policyholders reaching the end of the annual enrollment period and for Stop Loss, by policyholders' medical claims reaching certain deductibles or specified limits. Adjustments are made in the incurred but not reported reserve to address seasonal effects. In addition, expenses related to seasonal workforce support costs due to annual enrollment tend to be higher.

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

Results of Operations

Operating Measures

In this MD&A, we discuss Adjusted operating earnings before income taxes and Adjusted operating revenues, each of which is a measure used by management to evaluate segment performance. For additional information on each measure, see the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

The following table presents AUM and AUA as of the dates indicated:

	As of December 31,
($ in millions)	2025	2024
AUM and AUA:
Retirement	$796,508	$612,205
Investment Management	422,155	389,605
Employee Benefits	1,824	1,993
Eliminations/Other (1)	(120,318)	(110,283)
Total AUM and AUA(2)	$1,100,169	$893,520

AUM	$589,391	$504,282
AUA	510,778	389,238
Total AUM and AUA(2)	$1,100,169	$893,520
(1) Includes eliminations for AUM and AUA in our Retirement and Employee Benefits segments that are managed by our Investment Management segment and also reported in their AUM and AUA.
(2) Includes AUM and AUA related to divested businesses, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

Terminology Definitions

Sales Statistics

In our discussion of our segment results under Results of Operations - Segment by Segment, we sometimes refer to sales activity for various products. The term "sales" is used differently for different products, as described more fully below. These sales statistics do not correspond to revenues under U.S. GAAP and are used by us as operating statistics underlying our financial performance.

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

Results of Operations - Company Consolidated

The following table presents our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024	Change
Revenues:
Net investment income	$2,318	$2,074	$244
Fee income	2,396	2,113	283
Premiums	2,912	3,176	(264)
Net gains (losses)	(130)	(27)	(103)
Other revenue	440	423	17
Income related to CIEs:	253	291	(38)
Total revenues	8,189	8,050	139
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	3,361	3,619	(258)
Operating expenses	3,447	3,082	365
Net amortization of DAC and VOBA	249	223	26
Interest expense	117	124	(7)
Operating expenses related to CIEs:	178	203	(25)
Total benefits and expenses	7,352	7,251	101
Income before income taxes	837	799	38
Income tax expense (benefit)	104	57	47
Net income	733	742	(9)
Less: Net income attributable to noncontrolling interest and redeemable noncontrolling interest	79	75	4
Less: Preferred stock dividends	41	41	—
Net income available to our common shareholders	$613	$626	$(13)

Consolidated - Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Total revenues

Total revenues increased $139 million from $8,050 million to $8,189 million. The following items contributed to the overall increase.

Net investment income increased $244 million from $2,074 million to $2,318 million primarily due to:
•income from onboarded OneAmerica assets;
•overall market impacts to limited partnership valuations;
•active portfolio management; and
•interest rate movements.

    The increase was partially offset by:

•higher investment expenses reflecting the additional OneAmerica assets.

Fee income increased $283 million from $2,113 million to $2,396 million primarily due to:

•onboarded OneAmerica assets; and
•higher average equity markets and strong commercial momentum in Retirement and Investment Management.

Premiums decreased $264 million from $3,176 million to $2,912 million primarily due to:

•actions to improve the Stop Loss business.

Net gains (losses) worsened $103 million from a loss of $27 million to a loss of $130 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements; and
•impairments on available-for-sale fixed maturity securities.

This was partially offset by:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Income related to consolidated investment entities decreased $38 million from $291 million to $253 million primarily due to:

•the deconsolidation of a collateral loan obligation in the prior period; and
•overall market impacts to interest income in collateralized loan obligations.

Total benefits and expenses

Total benefits and expenses increased by $101 million from $7,251 million to $7,352 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders decreased $258 million from $3,619 million to $3,361 million primarily due to:

•improved Stop Loss reserve developments and a smaller block of business in the current year compared to the prior year.

The decrease was partially offset by:

•interest credited associated with onboarded OneAmerica spread-based assets in Retirement; and
•increased Voluntary claims in Employee Benefits.

Operating expenses increased $365 million from $3,082 million to $3,447 million primarily due to:

•overall growth including onboarded business from OneAmerica and investments in the business tempered by disciplined spend management;
•higher performance-based compensation accruals in Corporate driven by strong business outcomes;
•higher pension expenses including an unfavorable change from the annual assumption update. See the Employee Benefit Arrangements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information;
•increased severance accruals in the current period; and
•closing and integration costs incurred in the current period associated with the OneAmerica transaction.

The increase was partially offset by:

•lower premium-driven expenses in Employee Benefits driven by actions to improve the Stop Loss business; and
•lower integration costs associated with prior acquisitions in the current period.

Income tax expense (benefit)

Income tax expense (benefit) increased $47 million from $57 million to $104 million primarily due to:

•the Security Life of Denver Company capital loss benefit that was recorded in 2024. For more details, see the Income Taxes Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K; and
•a decrease in the dividends received deduction.

Adjustments from Income before income taxes to Adjusted operating earnings before income taxes

For additional information on the reconciliation adjustments listed below, see the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

	Year Ended December 31,
	2025	2024	Change
Income before income taxes	$837	$799	$38

Less adjustments:
Net investment gains (losses)	(42)	50	(92)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(147)	(142)	(5)
Income (loss) attributable to noncontrolling interests	79	75	4
Dividend payments made to preferred shareholders	41	41	—
Other adjustments(1)	(132)	(95)	(37)
Total adjustments to income (loss) before income taxes	(201)	(71)	(130)

Total adjusted operating earnings before income taxes	$1,038	$870	$168

Adjusted operating earnings before income taxes by segment:
Retirement	$959	$820	$139
Investment Management	291	278	13
Employee Benefits	152	40	112
Corporate(2)	(305)	(205)	(100)
Total including noncontrolling interest	1,096	933	163
Less: Earning (loss) attributable to the noncontrolling interest	58	63	(5)
Total	$1,038	$870	$168
(1) Primarily consists of acquisition and integration costs associated with recent transactions and amortization of acquisition-related intangible assets. For the year ended December 31, 2025, also includes $48 million, pre-tax, of severance costs and a $24 million, pre-tax, net actuarial loss related to pension and other postretirement benefit obligations. For the year ended December 31, 2024, also includes $15 million, pre-tax, of severance costs, a $15 million, pre-tax, write-off of an intangible asset related to a prior acquisition, a $10 million, pre-tax, write-off of previously capitalized costs associated with an internal technology project which is no longer being pursued, and $5 million, pre-tax, related to an insurance company guaranty fund assessment net of premium tax credits, partially offset by a $26 million, pre-tax, net actuarial gain related to pension and other postretirement benefit obligations.
(2) Corporate is not a reportable segment.

Net investment gains (losses) changed $92 million from a gain of $50 million to a loss of $42 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements;
•impairments on available-for-sale fixed maturity securities; and
•favorable changes in equity securities in the prior year period.

The change was partially offset by:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Other adjustments worsened $37 million from a loss of $95 million to a loss of $132 million primarily due to:

•an unfavorable change from the pension annual assumption update. See Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for further information;
•increased severance accruals in the current period; and
•closing and integration costs incurred in the current period associated with the OneAmerica transaction.

The decrease was partially offset by:

•lower integration costs associated with prior acquisitions in the current period; and
•the absence of one-time expenses in the prior period not indicative of ongoing performance related to a write-off of previously capitalized costs associated with an internal technology project and a guaranty fund assessment, net of premium tax benefits.

Results of Operations - Segment by Segment

Adjusted operating earnings before income taxes is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings before income taxes should not be viewed as a substitute for GAAP pre-tax income. We believe the presentation of segment Adjusted operating earnings before income taxes as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. Refer to the Segments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on the presentation of segment results, our definition of Adjusted operating earnings before income taxes and Adjusted operating revenues, which are both non-GAAP financial measures, and a reconciliation to the most directly comparable GAAP measure.

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

The summary below reconciles Total benefits and expenses to Adjusted operating benefits and expenses for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024	Change
Total benefits and expenses	$7,352	$7,251	$101
Less adjustments:
Changes in market risk benefits	(16)	(28)	12
Benefits and expenses related to businesses exited or to be exited through reinsurance or divestment	264	245	19
Expenses attributable to noncontrolling interests	193	231	(38)
Dividend payments made to preferred shareholders	(41)	(41)	—
Other adjustments	310	290	20
Total adjusted operating benefits and expenses	$6,642	$6,554	$88
Adjusted operating benefits and expenses by segment:
Retirement	$2,382	$2,085	$297
Investment Management	739	703	36
Employee Benefits	3,196	3,537	(341)
Corporate	324	228	96
Total adjusted operating benefits and expenses	$6,642	$6,554	$88

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024
Adjusted operating revenues:
Net investment income and net gains (losses)	$1,902	$1,733
Fee income	1,350	1,099
Other revenue	89	73
Total adjusted operating revenues	3,341	2,905
Adjusted operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	933	849
Operating expenses	1,339	1,153
Net amortization of DAC/VOBA	110	83
Total adjusted operating benefits and expenses	2,382	2,085
Adjusted operating earnings before income taxes	$959	$820

The following table presents Net revenue and Adjusted operating margin for our Retirement segment as of the dates indicated:

	Year Ended December 31,
($ in millions)	2025	2024
Adjusted operating earnings before income taxes	$959	$820

Total adjusted operating revenues	3,341	2,905
Less: Interest credited and other benefits to contract owners/policyholders	933	849
Net revenue	$2,408	$2,056

Adjusted operating margin(1)	39.8%	39.9%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following tables present Total Client Assets by product group, which comprise total AUM and AUA, for our Retirement segment as of the dates indicated:

	As of December 31,
($ in millions)	2025	2024
Full Service	$281,022	$208,448
Recordkeeping	446,988	340,254
Total Defined Contribution	728,011	548,702
Investment-only Stable Value	36,659	34,557
Retail Client and Other Assets(1)	41,237	36,756
Eliminations(2)	(9,400)	(7,811)
Total Client Assets by product group	$796,508	$612,205
(1) Other assets includes other guaranteed payout products and non-qualified retirement plans.
(2) Includes eliminations for certain client assets included in Recordkeeping, Retail, and Investment-only Stable Value to better reflect the asset bases generating revenue.

The following table presents Total Client Assets by source of earnings, which comprise total AUM and AUA, for our Retirement segment as of the dates indicated:

	As of December 31,
($ in millions)	2025	2024
Fee-based	$701,089	$524,476
Spread-based(1)	32,684	29,768
Investment-only Stable Value	36,659	34,557
Retail Client Assets(2)	35,475	31,214
Eliminations	(9,400)	(7,811)
Total Client Assets by source of earnings	$796,508	$612,205
(1) Spread-based client assets includes a portion of Full Service, as well as proprietary IRA mutual fund products and other guaranteed payout products.
(2) Includes proprietary IRA mutual fund product sold as a manufacturer and a broker dealer distributor. The portion sold through the distributor is eliminated from Total Client Assets.

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Retirement segment for the periods indicated:

	As of December 31,
($ in millions)	2025	2024
Deposits	$30,696	$25,245
Surrenders, benefits and product charges	(39,779)	(26,494)
Total Full Service Net flows	(9,082)	(1,250)
Recordkeeping Net Flows	$37,304	$3,200
Total Defined Contribution Net Flows(1)	28,222	1,950

Investment-only Stable Value Net Flows	$(14)	$(2,724)
(1) Total of Full Service and Recordkeeping.

Retirement - Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Adjusted operating earnings before income taxes increased $139 million from $820 million to $959 million primarily due to:

•revenue growth reflecting onboarded OneAmerica assets and favorable market impacts;
•improved alternative investment income and active portfolio management;
•strong defined contribution net flows; and
•disciplined management of spend.

The increase was partially offset by:

•higher expenses reflecting the onboarded business and VOBA asset amortization from the OneAmerica transaction and overall business growth.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024
Adjusted operating revenues:
Net investment income and net gains (losses)	$31	$27
Fee income	968	928
Other revenue	31	28
Total adjusted operating revenues	1,030	982
Adjusted operating benefits and expenses:
Operating expenses	739	703
Total adjusted operating benefits and expenses	739	703
Adjusted operating earnings before income taxes including noncontrolling interest	291	278
Less: Earnings (loss) attributable to the noncontrolling interest(1)	65	65
Adjusted operating earnings before income taxes	$226	$213
(1) Reflects Allianz's 24% ownership stake in the results of VIM Holdings LLC.

The following table presents Net revenue and Adjusted operating margin for our Investment Management segment for the dates indicated:

	Year Ended December 31,
($ in millions)	2025	2024
Adjusted operating earnings before income taxes including noncontrolling interest	$291	$278

Total adjusted operating revenues	1,030	982
Net revenue	$1,030	$982

Adjusted operating margin(1)	28.3%	28.3%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

Our Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Year Ended December 31,
($ in millions)	2025	2024
Investment Management intersegment revenues	$86	$79

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of December 31,
($ in millions)	2025	2024
External clients:
Institutional(1)	$171,557	$156,568
Retail(2)	151,279	149,214
Total external clients	322,835	305,782
General account	37,290	33,576
Total AUM	360,125	339,358
AUA(2)	62,030	50,247
Total AUM and AUA (3)	$422,155	$389,605
(1) Includes assets associated with divested businesses.
(2) For the year ended December 31, 2025, approximately $11 billion of separately managed account AUM was reclassified as AUA. This reclassification had an immaterial impact on revenue.
(3) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024
Net Flows:
Institutional	$10,386	$5,685
Retail(1)	4,180	6,852
Net Flows excluding Net Flows from Divested Businesses	14,566	12,537
Divested businesses	(7,059)	(8,993)
Total	$7,507	$3,544
(1) Includes reinvested dividends.

Investment Management - Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Adjusted operating earnings before income taxes including noncontrolling interest increased $13 million from $278 million to $291 million primarily due to:

•higher fee-based revenues benefiting from strong commercial momentum and favorable market impacts;
•improved investment capital returns primarily driven by overall market performance; and
•disciplined management of spend.

The increase was partially offset by:

•higher operating expenses driven by business growth.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024
Net investment income and net gains (losses)	$172	$147
Fee income	83	71
Premiums	2,899	3,154
Other revenue	194	205
Total adjusted operating revenues	3,348	3,577
Adjusted operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	2,230	2,602
Operating expenses	926	900
Net amortization of DAC/VOBA	40	36
Total adjusted operating benefits and expenses	3,196	3,537
Adjusted operating earnings before income taxes(1)	$152	$40
(1) The years ended December 31, 2025 and 2024 include immaterial impacts related to the annual review of assumptions. See Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for further information.

The following table presents Net revenue and Adjusted operating margin for our Employee Benefits segment as of the dates indicated:

	Year Ended December 31,
($ in millions)	2025	2024
Adjusted operating earnings before income taxes	$152	$40

Total adjusted operating revenues	3,348	3,577
Less: Interest credited and other benefits to contract owners/policyholders	2,230	2,602
Net revenue	$1,118	$975

Adjusted operating margin(1)	13.6%	4.1%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024
Sales by Product Line:
Group life and Disability	$133	$166
Stop loss	365	607
Total group products	498	773
Voluntary and Other(1)	163	211
Total sales by product line	$661	$984

Total gross premiums and deposits	$3,351	$3,601

Group life and Disability	965	978
Stop loss	1,578	1,821
Voluntary and Other(1)	1,103	1,057
Total annualized in-force premiums and fees	$3,646	$3,856

Loss Ratios:(2)
Group life (interest adjusted)	77.1%	78.9%
Stop loss	83.7%	94.0%
Total Aggregate Loss Ratio	73.9%	79.7%
(1) Includes benefit administration annual recurring revenue and Health Account Solutions products.
(2) Reported Loss ratios are net of reinsurance recoveries.

Employee Benefits - Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Adjusted operating earnings before income taxes increased $112 million from $40 million to $152 million primarily due to:

•favorable Stop Loss claim developments in the current year compared to the prior year;
•disciplined management of spend; and
•higher alternative investment income and active portfolio management.

The increase was partially offset by:

•lower premiums driven by actions to improve the Stop Loss business;
•increased Voluntary claims in the current period; and
•investments in the business.

Corporate

The following table presents Adjusted operating earnings (loss) before income taxes of Corporate for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024
Adjusted operating revenues:
Net investment income and net gains (losses)	$18	$21
Other revenue	1	2
Total adjusted operating revenues	19	23
Adjusted operating benefits and expenses:
Operating expenses(1)	164	66
Interest expense(2)	160	162
Total adjusted operating benefits and expenses	324	228
Adjusted operating earnings (loss) before income taxes including noncontrolling interest	(305)	(205)
Less: Earnings (loss) attributable to noncontrolling interest(3)	(7)	(2)
Adjusted operating earnings (loss) before income taxes	$(299)	$(203)
(1) Includes expenses from corporate activities and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
(3) Reflects Allianz's 24% ownership stake in the results of VIM Holdings LLC.
Corporate - Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Adjusted operating earnings (loss) before income taxes including noncontrolling interest worsened $100 million from a loss of $205 million to a loss of $305 million primarily due to:

•increased performance-based compensation accruals in the current period due to strong business outcomes;
•higher expenses not directly related to the segments; and
•higher pension expenses.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income on certain alternative investments that is included in segment Adjusted operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations. This excludes alternative investments and income that are a component of Income (loss) related to businesses exited or to be exited through reinsurance or divestment. These alternative investments are carried at fair value, which is estimated based on the NAV of these funds. While investment income on these assets can be volatile, based on current plans, we expect to earn 9% on these assets over the long-term.

The following table presents the alternative investment income and the average assets of alternative investments as of the dates indicated:

	Year Ended December 31,
($ in millions)	2025	2024
Retirement:
Alternative investment income	$154	$111
Average alternative investments	1,620	1,532
Investment Management:
Alternative investment income	26	21
Average alternative investments	329	337
Employee Benefits:
Alternative investment income	25	15
Average alternative investments	257	222

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

We estimate that our excess capital (which we define as the amount of total adjusted capital in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of December 31, 2025 was approximately $0.4 billion. Excess capital is adjusted for certain intercompany loans and transactions.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Year Ended December 31,
($ in millions)	2025	2024
Beginning cash and cash equivalents balance	$217	$206
Sources:
Dividends and returns of capital from subsidiaries	435	861
Loans from subsidiaries, net of repayments	431	—
Repayments, net of loans to subsidiaries	87	—
Debt issuance	—	397
Amounts received from subsidiaries under tax sharing agreements, net	97	62
Collateral received, net	1	—
Settlement of amounts due from subsidiaries and affiliates, net	57	59
Asset maturities and investment income, net	—	27
Derivatives, net	10	—
Other, net	6	51
Total sources	1,124	1,457
Uses:
Payment of interest expense	126	110
Capital provided to subsidiaries	75	60
Payment for business acquisitions	50	—
Loans to subsidiaries, net of repayments	—	99
Repayments, net of loans from subsidiaries	—	269
Payment of income taxes, net	2	5
Common stock acquired - share repurchase	200	640
Share-based compensation	43	44
Dividends paid on preferred stock	41	41
Dividends paid on common stock	174	168
Acquisition of short-term investments, net	58	—
Debt maturity(1)	400	—
Collateral delivered, net	—	10
Asset purchases and investment expense, net	17	—
Total uses	1,186	1,446
Net increase (decrease) in cash and cash equivalents	(62)	11
Ending cash and cash equivalents balance	$155	$217

Liquid short-term investments(2)	78	20

Ending cash, cash equivalents and liquid short-term investments(3)	$233	$237
(1) See Pre-capitalized Trust Securities below for further detail.
(2) Short-term investments have maturities of one year or less, but greater than three months, are liquid and primarily consist of commercial paper investments rated BBB+ or greater.
(3) Short-term investments also include receivables for securities sold.

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

See the Consolidated and Nonconsolidated Investment Entities Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for details regarding changes in noncontrolling interest during the year and their impact on capitalization.

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations for the years ended December 31, 2025 and 2024. As of December 31, 2025, our remaining repurchase capacity under the Board's authorization was $562 million.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

($ in millions)	Year Ended December 31,
	2025	2024
Dividends paid on common shares	$174	$168
Repurchases of common shares (at cost)	200	635
Total	$374	$803

Subsequent to December 31, 2025, we repurchased approximately 1.2 million shares pursuant to 10b5-1 plans for an aggregate purchase price of $92 million.

Preferred Stock

Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A and Series B preferred stock for the last preceding dividend period.

During the years ended December 31, 2025 and 2024, we declared and paid dividends of $25 million and $16 million on the Series A and Series B preferred stock, respectively. As of December 31, 2025, there were no preferred stock dividends in arrears. See the Shareholders' Equity Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on preferred stock issuances.

Debt

As of December 31, 2025, we had $586 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the year ended December 31, 2025:

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

See the Financing Agreements Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional details regarding changes in debt during the year and their impact on capitalization.

Pre-capitalized Trust Securities

See the Financing Agreements Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information on the put option and 3.976% Senior Notes, due 2025. We repaid the $400 million outstanding principal amount of our 3.976% Senior Notes upon maturity on February 14, 2025. The put option agreement expired on February 15, 2025.

On May 21, 2025, we entered into a 10-year Facility Agreement with a Delaware trust (the "Trust") following the completion of a private placement of Trust securities for $600 million of P-Caps, conducted pursuant to Rule 144A under the Securities Act. The Trust invested the proceeds from this offering in a portfolio of U.S. Treasury principal and interest strips ("Treasury securities").

Under the Facility Agreement, we have the right, on one or more occasions, to issue and sell up to $600 million of its 6.012% Senior Notes to the Trust in exchange for a corresponding amount of Treasury securities held by the Trust. In consideration for this right, we pay the Trust a semi-annual facility fee at a rate of 1.5175% per annum on the unexercised portion of the facility. These fees are recorded in Operating expenses in the Consolidated Statements of Operations. We also reimburse the Trust for its administrative expenses.

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

As of December 31, 2025, we had neither recognized any asset or liability nor been required to perform under any intercompany indemnification or guarantee agreement.

Securities Lending Program

See the Business, Basis of Presentation and Significant Accounting Policies and Investments (excluding Consolidated Investment Entities) Notes to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information on our securities lending program.

FHLB

We are currently a member of the FHLB of Boston and the FHLB of Des Moines and may engage in transactions with FHLB for investment income enhancement and/or liquidity purposes. We are required to maintain a collateral deposit to back any funding agreements issued by the FHLB. We have the ability to obtain funding from the FHLBs, in the form of non-putable funding agreements, based on a percentage of the value of our assets and subject to the availability of eligible collateral. The types of securities generally pledged include mortgage securities, commercial real estate and U.S. treasury securities. Our borrowing capacity is also limited by the lending value of our assets pledged to the FHLB. As of December 31, 2025, our available borrowing capacity as per our pledged assets was approximately $2,189 million.

We had $1,700 million and $1,249 million in FHLB funding agreements as of December 31, 2025 and 2024, respectively, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, we had assets with a market value of approximately $2,467 million and $2,007 million, respectively, which collateralized the FHLB funding agreements.

FABN

We participate in a FABN program, pursuant to which we may issue funding agreements to a Delaware special purpose statutory trust (the "Trust"), in exchange for proceeds from the Trust’s medium-term note issuances. These notes are secured by the funding agreements.

The FABN program is intended to diversify our liability profile and provide an additional source of investment income enhancement. Compared to other general account liabilities, FABN has a different cash flow profile and is designed to support our funding strategy.

On November 24, 2025, we completed our inaugural issuance under the program, offering $400 million of Trust notes with a fixed interest rate of 4.6% per annum, maturing in November 2030.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 3% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of December 31, 2025, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.4 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of December 31, 2025, Voya Financial, Inc. had $608 million in outstanding borrowings from subsidiaries and had loaned $305 million to its subsidiaries.

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

In November 2025, A.M. Best maintained a stable outlook on the U.S. life insurance sector. Also, in December 2025, Moody’s confirmed its outlook for the U.S. life insurance sector as stable and Fitch confirmed its neutral outlook for the North American life insurance sector.

Other Minimum Guarantees

Other variable annuity contracts contain minimum interest rate guarantees and allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Under the terms of the contract, the book value settlement is paid out over time. These guarantees are offered in our stabilizer and managed custody guarantee products.

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

Pension and Postretirement Plans

When contributing to our qualified retirement plans, we will take into consideration the minimum and maximum amounts required by ERISA, the attained funding target percentage of the plan, the variable-rate premiums that may be required by the Pension Benefit Guaranty Corporation ("PBGC"), availability of and strategy for using funding balances and any funding relief that might be enacted by Congress. Contributions to our non-qualified plans and other postretirement and post-employment plans are funded from general assets of the respective sponsoring subsidiary company as benefits are paid.

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

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies. For the years ended December 31, 2025 and 2024, dividends, net of capital contributions, received by Voya Financial, Inc. and Voya Holdings from non-life subsidiaries were $106 million and $57 million, respectively.

Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries

Each of our Principal Insurance subsidiaries is subject to minimum risk-based capital (“RBC”) requirements based upon the laws of its state of domicile. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks. RBC ratios, expressed as Total Adjusted Capital (“TAC”) to Company Action Level (“CAL”), may increase or decrease depending on a variety of factors including income or losses generated by the insurance subsidiary, additional capital held to support business objectives, market conditions, as well as changes to the NAIC RBC framework. State insurance regulators use the RBC requirements to identify inadequately capitalized insurers. Not meeting the minimum amount of capital based upon RBC requirements may subject the insurer to varying levels of regulatory oversight. As of December 31, 2025, the Total Adjusted Capital of each of our insurance subsidiaries exceeded statutory minimum RBC levels.

The following table summarizes the estimated ratio of TAC to CAL on a combined basis primarily for our Principal Insurance Subsidiaries adjusted for certain intercompany loans and transactions of $461 million and $383 million as of December 31, 2025 and 2024, respectively. The adjustment for December 31, 2024 included the anticipated payment of the 3.976% Senior Notes maturing February 15, 2025. See the Financing Agreements Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional details on the maturing debt.

($ in millions)			($ in millions)
As of December 31, 2025			As of December 31, 2024
CAL	TAC	Ratio	CAL	TAC	Ratio
$834	$3,445	413%	$821	$3,183	388%

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents our on- and off- balance sheet contractual obligations due in various periods as of December 31, 2025. The payments reflected in this table are based on our estimates and assumptions about these obligations, and consequently the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

	Payments Due by Period
($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Purchase obligations(1)	$2,639	$2,599	$40	$—	$—
Reserves for insurance obligations(2)(3)	58,827	5,290	8,912	7,477	37,148
Retirement and other plans(4)	2,113	195	384	400	1,134
Short-term and long-term debt obligations(5)	3,274	686	169	140	2,279
Operating leases(6)	151	23	42	26	60
Finance leases(7)	77	12	25	26	14
Securities lending, repurchase agreements and collateral held(8)	1,309	983	—	—	326
Other obligations(9)	186	186	—	—	—
Total(10)	$68,576	$9,974	$9,572	$8,069	$40,961
(1) Purchase obligations consist primarily of outstanding commitments under mortgage loans, limited partnerships and private placement investments. These commitments may be funded any time within the terms of the underlying agreements. Because the timing of funding for these commitments cannot be reasonably estimated, the total amount of these commitments is presented in the "Less than 1 Year" category.
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting assumptions. Estimated cash payments are undiscounted for the time value of money. Accordingly, the sum of cash flows presented of $58.8 billion significantly exceeds the sum of Future policy benefits and Contract owner account balances of $49.4 billion recorded on our Consolidated Balance Sheets as of December 31, 2025. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
(3) Contractual obligations related to certain closed blocks that were divested through reinsurance to third parties with reserves in the amount of $0.9 billion, have been excluded from the table. Although we are not relieved of legal liability to the contract holder for these closed blocks, third-party collateral of $1.0 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(6) Operating lease obligations are associated with office space and equipment leases.
(7) Finance lease obligation is associated with office space leases.
(8) Securities lending agreements, repurchase agreements, and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative and cleared derivative contracts as well as the obligations related to borrowings under repurchase agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, securities lending agreements include off-balance sheet non-cash collateral of $36 million as of December 31, 2025.
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

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our total capitalization. The following table presents our leverage ratios for the periods indicated:

	As of December 31,
($ in millions)	2025	2024
Financial Debt
Total financial debt	$2,104	$2,502
Other financial obligations(1)	329	304
Total financial obligations	2,433	2,806
Mezzanine equity
Redeemable noncontrolling interest	222	219
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	6,129	5,855
Total equity, excluding AOCI	6,741	6,467
AOCI	(1,788)	(2,462)
Total Voya Financial, Inc. shareholders' equity	4,953	4,005
Noncontrolling interest	1,864	1,783
Total shareholders' equity	$6,817	$5,788
Capital
Capitalization(3)	$7,057	$6,507
Adjusted capitalization excluding AOCI(4)	$11,260	$11,275
Leverage Ratios
Debt-to-Capital(5)	29.8%	38.5%
Financial Leverage excluding AOCI(6)	27.0%	30.3%
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
(3) Includes Total Financial Debt and Total Voya Financial, Inc. Shareholders' Equity.
(4) Includes Total Financial Obligations, Mezzanine Equity and Total Shareholders' Equity excluding AOCI.
(5) Total Financial Debt divided by Capitalization.
(6) Total Financial Obligations and Preferred equity divided by Adjusted Capitalization excluding AOCI.

Our Financial Leverage Ratio, excluding AOCI, decreased from 30.3% at December 31, 2024 to 27.0% at December 31, 2025. This decrease was primarily due to the repayment of the $400 million outstanding principal amount of 3.976% Senior Notes due February 15, 2025.

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

Long-duration contracts are insurance contracts that provide insurance coverage and remain in force for an extended period. Principal assumptions used to establish the liability for future policy benefits for long-duration contracts include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums by the contract owner, retirement, and benefit utilization. These assumptions are based on our experience and periodically reviewed against industry standards. The assumptions used require considerable judgments. Changes in, or deviations from, the assumptions used can significantly affect our reserve levels and related results of operations.
•Mortality is the incidence of death among policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. We utilize a combination of company and industry experience when setting our mortality assumptions.
•A lapse rate is the percentage of in-force policies surrendered by the policyholder or canceled by us due to nonpayment of premiums. A decrease in policy lapses would result in an increase in persistency rates.

The liability for Future policy benefits also includes claims reported but not yet paid and claims incurred but not yet reported. The liability for claims incurred but not yet reported is estimated using expected patterns of claims reporting.

In addition, liabilities for unpaid claims and claims adjustment expenses associated with short-duration contracts included within Future policy benefits involve the use of assumptions mainly related to claim development experience. These assumptions are reviewed at least quarterly, and adjustments resulting from these reviews are reflected in Policyholder benefits in the Consolidated Statements of Operations. Furthermore, significant changes in claims experience may result in expected future losses and establishment of premium deficiency reserves. Principal assumptions used in quarterly premium deficiency reserve analysis include loss ratios, expenses and investment margins.

Assumptions and Periodic Review

We review assumptions for long-duration contracts at least annually against actual experience and, based on additional information that becomes available, update them if necessary. The annual review of assumptions is generally performed in the third quarter. Changes in, or deviations from, assumptions used can significantly affect our reserve levels and related results of operations. Assumptions are management's best estimates of future outcomes.

During the third quarter of 2025 and 2024, we completed our annual assumption updates, and determined the impacts were not material to our results of operations. The impact from assumption changes is generally reflected in Interest credited to contract owner account balances, Policyholder benefits or Net gains (losses) in the Consolidated Statements of Operations. Refer to Results of Operations - Consolidated in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K for more information.

Sensitivity

We perform a sensitivity analysis to assess the impact that certain assumptions have on traditional long duration reserves. During the third quarter of 2025, we performed a sensitivity analysis on increases in each of the future mortality, morbidity, and persistency assumptions by 1%, and determined that the related impact was immaterial to our results of operations. This analysis did not include the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred. In the aggregate, increases in assumed future mortality, morbidity or persistency increase future policy benefits, thus decreasing income before income taxes.

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

The estimated fair value of the Stabilizer embedded derivative and MCG stand-alone derivative is determined based on the present value of projected future claims, minus the present value of future attributed premiums. At inception of the contract, we project an attributed premium to be equal to the present value of the projected future claims. The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are projected under multiple capital market scenarios using observable risk-free rates and other best estimate assumptions. The liabilities for Stabilizer embedded derivatives and the MCG stand-alone derivative include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

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

We also have investments in certain fixed maturities, and we have entered into coinsurance with funds withheld and modified coinsurance reinsurance arrangements that contain embedded derivatives. The fair value of the embedded derivatives is based on the change in the fair value of the underlying assets held in the trust using the valuation methods and assumptions described for our investments held.

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

Goodwill

Goodwill testing is performed at the reporting unit level and consists of qualitative or quantitative assessments. In the qualitative assessment, we consider relevant events and circumstances that could affect the significant inputs used to determine the fair value of the reporting unit. If, when reviewing the qualitative factors, it is determined it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. The determination of fair value for our reporting units is primarily based on an income approach whereby we use discounted cash flows for each reporting unit. We apply significant judgment when determining the estimated fair value of our reporting units. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected adjusted earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, projections of new and renewed business, as well as margins on such business, interest rate levels, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit. As a result of the qualitative assessment performed during the fourth quarter, we determined that there are no indicators of impairment requiring a quantitative assessment to be performed.

Other Intangible Assets

Our indefinite-lived intangible assets primarily relate to the right to manage client assets. The approach to testing indefinite-lived intangibles is similar to the impairment testing approach applied to goodwill, except that the testing is performed with reference to the carrying amount and fair value of the intangible asset.

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

We had no impairment loss in relation to other intangible assets for the years ended December 31, 2025 and 2024. During 2023, we recognized an impairment loss of $33 in relation to management contract rights. See the Goodwill and Other Intangible Assets Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional details.

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

We had federal net operating losses of $5.2 billion as of December 31, 2025, which we expect to fully utilize in future years from the four available sources of taxable income. Additionally, we had overall unrealized capital losses of $1.7 billion in Accumulated other comprehensive income as of December 31, 2025, which we expect to be utilized by our hold-to-maturity tax planning strategy. Future decreases to taxable income, increases to interest rates and/or the occurrence of other unexpected circumstances, such as changes in the economic environment, liquidity and investment strategy, could result in recording a related valuation allowance on our deferred tax assets in a future period.

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

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes changes to the Internal Revenue Code. The OBBBA did not have a material impact on our financial statements.

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

The Voya Retirement Plan (the "Retirement Plan") is a tax qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). Beginning January 1, 2012, the Retirement Plan adopted a cash balance pension formula instead of a final average pay ("FAP") formula, allowing all eligible employees to participate in the Retirement Plan. Participants earn an annual credit equal to 4% of eligible compensation. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the IRS in the preceding August of each year. The annual pay and interest credits are subject to a 3-year cliff vesting schedule. The accrued vested cash pension balance benefit is portable; participants can take it if they leave us.

The table below summarizes the components of the net actuarial (gains) losses related to the Plans' pension obligations recognized within Operating expenses in our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
(Gain)/Loss Recognized ($ in millions)	2025	2024
Discount Rate	$44	$(110)
Asset Returns	(43)	71
Demographic Data and other	23	13
Total Net Actuarial (Gain)/Loss Recognized	$24	$(26)

For the year ended December 31, 2025, we decreased our Plans' discount rate by 0.25% resulting in an increase in our benefit obligations and a corresponding actuarial loss of $44 million. This decrease in the discount rate was driven by a steepening of the corporate AA yield curve. For the year ended December 31, 2024, we increased our Plans' discount rate by 0.60% resulting in an decrease in our benefit obligations and a corresponding actuarial gain of $110 million. This increase in the discount rate was driven by the increase in corporate AA yields.

The asset returns are only applicable to the Retirement Plan as assets are not held by any of the other pension and other postretirement plans. Our expected long-term rate of return on our Retirement Plan assets was 6.00% for 2025 and 2024. Our expected return on Retirement Plan assets is calculated using 30-year forward looking assumptions based on the long-term target asset allocation. In 2025, the actual return on our Retirement Plan assets was approximately 8.60%, resulting in an actuarial gain of $43 million, mainly due to high proportion of fixed income investments. In 2024, the actual return on our Retirement Plan assets was approximately 2.27%, resulting in an actuarial loss of $71 million.

Sensitivity

The discount rate and expected rate of return assumptions relating to our defined benefit pension plans have historically had the most significant effect on our net periodic benefit costs and the projected and accumulated projected benefit obligations associated with these plans.

The discount rate is based on current market information provided by plan actuaries. The discount rate modeling process involves selecting a portfolio of high quality, non-callable bonds that will match the cash flows of the defined benefit pension plans. The weighted average discount rate in 2025 for the net periodic benefit cost was 5.88% for the Plans. The discount rate as of December 31, 2025 for the benefit obligation of the Plans was 5.63%.

As of December 31, 2025, the sensitivities of the effect of a change in the discount rate are as presented below. This represents the estimate of actuarial gains (losses) that would be recognized immediately through Operating expenses in our Consolidated Statements of Operations:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans
Increase in discount rate by 100 basis points	$(167)
Decrease in discount rate by 100 basis points	197

($ in millions)	Increase (Decrease) in Pension Benefit Obligation
Increase in discount rate by 100 basis points	$(167)
Decrease in discount rate by 100 basis points	197

The discount rate to be used to determine interest cost for 2026 is 5.63%. The estimated impact of this change, as well as actuarial loss on discount rate experienced during 2025, is expected to have an immaterial impact on our net periodic pension cost.

The expected rate of return considers the asset allocation, historical returns on the types of assets held and current economic environment. Based on these factors, we expect that the assets will earn an average percentage per year over the long term. This estimation is based on an active return on a compound basis, with a reduction for administrative expenses and manager fees paid to non-affiliated companies from the assets. For estimation purposes, we assume the long-term asset mix will be consistent with the current mix. Changes in the asset mix could impact the amount of recorded pension income or expense, the funded status of the Retirement Plan and the need for future cash contributions. The expected rate of return for 2025 was 6.00%, net of expenses, for the Retirement Plan.

As of December 31, 2025, the effect of a change in the actual rate of return on the net periodic benefit cost is presented in the table below. This represents the estimate of actuarial gains (losses) that would be recognized immediately through Operating expenses in our Consolidated Statements of Operations:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans
Increase in actual rate of return by 100 basis points	$(17)
Decrease in actual rate of return by 100 basis points	17

The expected rate of return for 2026 is 6.10%, net of expenses, for the Retirement Plan.

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

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2025 and 2024, the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2025
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$614	$—	$—	$—	$—	$—	$614
U.S. Government agencies and authorities	31	—	—	—	—	—	31
State, municipalities and political subdivisions	476	32	2	—	—	—	510
U.S. corporate public securities	2,565	5,071	217	11	—	—	7,864
U.S. corporate private securities	2,443	2,817	306	46	10	—	5,622
Foreign corporate public securities and foreign governments(1)	841	1,727	189	21	—	—	2,778
Foreign corporate private securities(1)	509	2,185	101	9	5	—	2,809
Residential mortgage-backed securities	4,284	34	6	—	15	5	4,344
Commercial mortgage-backed securities	2,270	215	81	74	32	4	2,676
Other asset-backed securities	2,467	287	22	12	—	115	2,903
Total fixed maturities	$16,500	$12,368	$924	$173	$62	$124	$30,151
% of Fair Value	54.7%	41.0%	3.1%	0.6%	0.2%	0.4%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2024
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$472	$—	$—	$—	$—	$—	$472
U.S. Government agencies and authorities	30	—	—	—	—	—	30
State, municipalities and political subdivisions	547	31	2	—	—	—	580
U.S. corporate public securities	2,207	4,603	165	16	17	—	7,008
U.S. corporate private securities	2,042	2,505	349	85	2	—	4,983
Foreign corporate public securities and foreign governments(1)	749	1,525	131	59	8	—	2,472
Foreign corporate private securities(1)	329	2,017	147	—	44	—	2,537
Residential mortgage-backed securities	3,418	29	5	4	8	7	3,471
Commercial mortgage-backed securities	2,570	386	107	48	21	—	3,132
Other asset-backed securities	2,460	256	8	12	1	32	2,769
Total fixed maturities	$14,824	$11,352	$914	$224	$101	$39	$27,454
% of Fair Value	54.0%	41.3%	3.3%	0.8%	0.4%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2025 and 2024, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:
• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2025
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$614	$—	$—	$—	$614
U.S. Government agencies and authorities	—	31	—	—	—	31
State, municipalities and political subdivisions	22	285	169	32	2	510
U.S. corporate public securities	18	357	2,370	4,890	229	7,864
U.S. corporate private securities	29	298	2,071	2,743	481	5,622
Foreign corporate public securities and foreign governments(1)	—	99	761	1,703	215	2,778
Foreign corporate private securities(1)	—	37	450	2,174	148	2,809
Residential mortgage-backed securities	1,406	2,735	21	25	157	4,344
Commercial mortgage-backed securities	120	1,264	451	635	206	2,676
Other asset-backed securities	548	496	1,395	284	180	2,903
Total fixed maturities	$2,143	$6,216	$7,688	$12,486	$1,618	$30,151
% of Fair Value	7.1%	20.6%	25.5%	41.4%	5.4%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2024
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$472	$—	$—	$—	$472
U.S. Government agencies and authorities	—	30	—	—	—	30
State, municipalities and political subdivisions	37	314	195	31	3	580
U.S. corporate public securities	25	321	1,977	4,487	198	7,008
U.S. corporate private securities	8	309	1,607	2,522	537	4,983
Foreign corporate public securities and foreign governments(1)	—	122	662	1,487	201	2,472
Foreign corporate private securities(1)	—	38	215	2,087	197	2,537
Residential mortgage-backed securities	1,197	2,081	19	22	152	3,471
Commercial mortgage-backed securities	214	1,276	631	829	182	3,132
Other asset-backed securities	302	593	1,553	260	61	2,769
Total fixed maturities	$1,783	$5,556	$6,859	$11,725	$1,531	$27,454
% of Fair Value	6.5%	20.2%	25.0%	42.7%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

As of December 31, 2025 and 2024, we held fixed maturities rated BBB of $12.5 billion and $11.7 billion, respectively. Our higher allocation to BBB relative to industry peers is a function of our underweight to high yield debt and preference for private credit, which is primarily a BBB market. Private credit within the BBB space provides issuer diversification, offers a higher overall return profile and includes stronger credit protections that come with better covenant structures.

Unrealized Capital Losses

As of December 31, 2025 and 2024, we held three and nine fixed maturities with unrealized capital loss in excess of $10 million, respectively. As of December 31, 2025 and 2024, the unrealized capital losses on these fixed maturities were $34 million or 1.6% and $114 million or 4.0% of the total unrealized losses, respectively.

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

Because the timing of the receipt of the underlying cash flow is highly dependent on the level and direction of interest rates, our CMO-B portfolio also has exposure to both interest rate and convexity risk. The exposure to interest rate risk—the potential for changes in value that results from changes in the general level of interest rates—is managed to a defined target duration using interest rate swaps and interest rate futures. The exposure to convexity risk—the potential for changes in value that result from changes in duration caused by changes in interest rates—is dynamically hedged using interest rate swaps and at times, interest rate swaptions.

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

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	December 31, 2025			December 31, 2024
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$1,952	$1,969	99.2%	$1,708	$1,708	98.1%
2	—	—	—%	19	20	1.1%
3	—	—	—%	—	—	—%
4	—	—	—%	—	1	0.1%
5	8	12	0.6%	4	5	0.3%
6	4	4	0.2%	6	7	0.4%
Total	$1,964	$1,985	100.0%	$1,737	$1,741	100.0%

For CMO securities where we elected the fair value option ("FVO"), amortized cost represents the market values. For details on the NAIC designation methodology, see Fixed Maturities Credit Quality - Ratings above.

The following table presents the notional amounts and fair values of interest rate derivatives not qualifying for hedge accounting and used in our CMO-B portfolio as of the dates indicated:

	December 31, 2025			December 31, 2024
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Interest Rate Contracts	$10,901	$83	$226	$11,669	$141	$271

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	December 31, 2025			December 31, 2024
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$522	$532	26.8%	$196	$190	10.9%
Interest Only (IO)	849	849	42.7%	941	942	54.1%
Inverse IO	432	440	22.2%	411	414	23.8%
Principal Only (PO)	71	71	3.6%	57	57	3.3%
Floater	4	4	0.2%	4	4	0.2%
Agency Credit Risk Transfer	85	88	4.4%	114	119	6.8%
Other	1	1	0.1%	14	15	0.9%
Total	$1,964	$1,985	100.0%	$1,737	$1,741	100.0%

During the year ended December 31, 2025, the market value of our CMO-B securities portfolio was higher on a combination of transactional activity and valuation movements among tranche types. Transactional activity includes an increased allocation to Inverse Floaters.

The following table presents the returns of our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Net investment income	$282	$254	$300
Net gains (losses)(1)	(140)	(41)	(106)
Income (loss) before income taxes	$142	$213	$194
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Income (loss) before income taxes	$142	$213	$194
Realized gains (losses) including impairment	(1)	(1)	(5)
Fair value adjustments	6	(33)	22
Total adjustments to income (loss)	5	(34)	18
Adjusted operating earnings before income taxes	$147	$179	$211

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	December 31, 2025
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,621	$31	$29	$—	$2,623
Prime Non-Agency	1,688	18	167	—	1,539
Alt-A	132	4	3	1	134
Sub-Prime(1)	54	2	1	—	55
Total	$4,495	$55	$200	$1	$4,351
(1) Includes subprime other asset backed securities.

	December 31, 2024
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,026	$12	$51	$(5)	$1,982
Prime Non-Agency	1,625	12	208	—	1,429
Alt-A	48	4	1	1	52
Sub-Prime(1)	20	1	1	—	20
Total	$3,719	$29	$261	$(4)	$3,483
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities by origination as of the dates indicated:

	December 31, 2025
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2025	$—	$—	$—	$—	$14	$14	$—	$—	$—	$—	$14	$14
2024	—	—	3	3	—	—	—	—	—	—	3	3
2023	—	—	—	—	4	4	—	—	—	—	4	4
2022	13	12	97	72	76	72	62	60	4	5	252	221
2021	53	52	172	109	111	102	182	172	35	31	553	466
Prior	59	56	1,235	1,080	278	259	455	403	218	170	2,245	1,968
Total	$125	$120	$1,507	$1,264	$483	$451	$699	$635	$257	$206	$3,071	$2,676

	December 31, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2024	$—	$—	$3	$3	$—	$—	$—	$—	$—	$—	$3	$3
2023	—	—	4	5	4	4	—	—	—	—	8	9
2022	22	21	112	85	109	106	93	90	—	—	336	302
2021	96	93	210	143	186	173	295	277	21	18	808	704
2020	27	26	40	31	62	53	109	94	24	5	262	209
Prior	84	74	1,201	1,009	320	295	433	368	222	159	2,260	1,905
Total	$229	$214	$1,570	$1,276	$681	$631	$930	$829	$267	$182	$3,677	$3,132

As of December 31, 2025, 84.9% and 8.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2024, 82.0% and 12.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	December 31, 2025
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$457	$461	$430	$434	$1,226	$1,237	$80	$80	$74	$61	$2,267	$2,273
Auto-Loans	5	5	—	—	3	3	—	—	—	—	8	8
Student Loans	—	—	48	46	—	—	—	—	—	—	48	46
Credit Card loans	4	4	—	—	—	—	—	—	2	2	6	6
Other Loans	82	78	16	16	162	155	203	201	116	113	579	563
Total(1)	$548	$548	$494	$496	$1,391	$1,395	$283	$281	$192	$176	$2,908	$2,896
(1) Excludes subprime other asset backed securities.

	December 31, 2024
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$225	$229	$528	$534	$1,410	$1,433	$123	$125	$68	$52	$2,354	$2,373
Student Loans	5	4	61	56	—	—	—	—	—	—	66	60
Credit Card loans	9	9	—	—	—	—	2	2	2	2	13	13
Other Loans	67	60	2	2	132	120	135	129	—	—	336	311
Total(1)	$306	$302	$591	$592	$1,542	$1,553	$260	$256	$70	$54	$2,769	$2,757
(1) Excludes subprime other asset backed securities.

As of December 31, 2025, 85.0% and 9.9% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2024, 88.9% and 9.3% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of December 31, 2025 and 2024, our mortgage loans on real estate portfolio had a weighted average debt service coverage ratio ("DSC") of 2.15 times and 2.03 times, and a weighted average loan-to-value ("LTV") ratio of 42.1% and 43.4%, respectively. See the Investments (excluding Consolidated Investment Entities) Note and Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

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

As of December 31, 2025, our total European exposure had an amortized cost and fair value of $2.5 billion and $2.5 billion, respectively. Some of the major country level exposures were in the United Kingdom of $1.0 billion, in The Netherlands of

$274 million, in France of $247 million, in Germany of $203 million, in Switzerland of $62 million, in Ireland of $180 million and in Belgium of $42 million.

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

If the fund no longer meets the criteria for consolidation, the assets, liabilities, noncontrolling interest and operations of the fund are removed from our financial statements. This process of consolidation/deconsolidation could have a material impact on total shareholders’ equity.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the "Parent Issuer") has issued certain notes pursuant to transactions registered under the Securities Act of 1933. As of December 31, 2025, such securities consist of (i) the 3.65% senior notes due 2026, the 5.0% senior notes due 2034, the 5.7% senior notes due 2043, and the 4.8% senior notes due 2046, with an aggregate principal amount of $1.5 billion (collectively, the "Senior Notes") and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million (the "Junior Subordinated Notes" and, together with the Senior Notes, the "Registered Notes"). As of December 31, 2024, such securities consist of (i) the 3.976% senior notes due 2025, which was repaid at maturity on February 14, 2025, the 3.65% senior notes due 2026, the 5.0% senior notes due 2034, the 5.7% senior notes due 2043, and the 4.8% senior notes due 2046, with an aggregate principal amount of $1.9 billion and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million.

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
Set forth below is summarized financial information of the Obligor Group, as presented on a combined basis. Intercompany transactions and balances within the Obligor Group have been eliminated. In addition, financial information of any non-issuer or non-guarantor subsidiaries, which would normally be consolidated by either the Parent Issuer or the Subsidiary Guarantor under U.S. generally accepted accounting principles, has been excluded from such presentation.

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated:

	As of and for the year ended December 31,
($ in millions)	2025	2024
Summarized Statements of Operations Information:
Total revenues	$62	$57
Total benefits and expenses	211	171
Income (loss), net of tax	(163)	(96)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(163)	(96)
Net income (loss) available to Obligor Group	(163)	(96)

Summarized Balance Sheets Information:
Total investments	87	44
Cash and cash equivalents	155	217
Deferred income taxes	783	863
Goodwill	94	94
Loans to non-obligated subsidiaries	305	387
Due from non-obligated subsidiaries	3	—
Total assets	1,456	1,612

Short-term debt with non-obligated subsidiaries	571	176
Due to non-obligated subsidiaries	3	11
Short-term debt	586	399
Long-term debt	1,518	2,103
Total liabilities	$2,931	$2,852

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

Each major risk category has been mapped to the Board Committee or Committees responsible for its oversight. The Chief Risk Officer ("CRO") reports to the Chief Executive Officer and has direct access to the Board on a regular basis. The Company’s Board of Directors and Board Committees are directly involved within the risk framework.

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

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, financial indices or other prices of securities or commodities. Under U.S. insurance statutes, our insurance subsidiaries may use derivatives to hedge market values or cash flows of assets or liabilities; to replicate cash market instruments; and for certain limited income generating activities. Our insurance subsidiaries are generally prohibited from using derivatives for speculative purposes. References below to hedging and hedge programs refer to our process of reducing exposure to various risks. This does not mean that the process necessarily results in hedge accounting treatment for the respective derivative instruments. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information regarding the Company's hedge accounting policies.

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2025:

	As of December 31, 2025
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$30,151	$(1,812)	$1,967
Mortgage loans on real estate	—	5,522	(164)	180
Embedded derivatives within reinsurance	—	64	(19)	22
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	37,154	(1,711)	2,003
Funding agreements with fixed maturities	—	2,120	(17)	18
Supplementary contracts and immediate annuities	—	481	(30)	2
Derivatives:
Interest rate contracts	14,827	74	171	(210)
Long-term debt	—	1,489	(73)	81
Stabilizer and MCGs	—	5	12	(2)
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

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2025:

	As of December 31, 2025
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$201	$20	$(20)
Limited partnerships/corporations	—	1,891	113	(113)
Derivatives:
Equity futures and total return swaps	215	1	18	(18)
Equity options	33	1	—	—
(1) Increases in assets are presented without parentheses while (decreases) in assets are presented with parentheses.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $30.4 billion and $27.7 billion as of December 31, 2025 and 2024, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties that would affect collectability, and, therefore, as of December 31, 2025, no allowance for uncollectible amounts was recorded.

The following table summarizes our reinsurance recoverable balances, including collateral received and credit and financial strength ratings for our 10 largest reinsurance recoverable balances as of December 31, 2025:

			Financial Strength Rating		Credit Rating
	Reinsurance Recoverable	% Collateralized(1)	S&P	Moody's	S&P	Moody's
($ in millions)
Parent Company/Principal Reinsurers
Nippon Life Insurance Company	$8,196	86%			A+	A1
Security Life of Denver Insurance Co				A2
Resolution Life Co
Reinsurance Group of America Inc	859	99%			A	Baa1
RGA Reinsurance Co			AA-	A1
Lincoln National Corp	834	100%			BBB+	Baa2
Lincoln Life & Annuity Co of New York			A+	A2
Lincoln National Life Insurance Co			A+	A2
Sun Life Financial Inc	338	99%			A+
Sun Life Assurance Co of Canada (US)			AA	Aa3
Sun Life and Health Insurance Co			AA
Jackson Financial Inc	116	0%			A+	A2
Jackson National Life Insurance Co
Enstar Group Limited	67	100%			BBB+
Cavello Bay Reins LTD			A
Swiss Re Ltd	36	0%			AA-	Aa3
Swiss Re Life & Health America Inc			AA-	Aa3
Westport Insurance Corp			AA-	Aa3
Athene Holding Ltd	14	0%			A-	Baa1
Athene Life Re Ltd			A+	A1
Benefits Re, LLC	12	100%
Supplemental Re
Cigna Corp	7	0%			A-	Baa1
Connecticut General Life Insurance Co			A	A2
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Voya Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Voya Financial, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Medical Stop Loss Unpaid Claim Liability
Description of the Matter
As described in Notes 1 and 6 to the consolidated financial statements, at December 31, 2025, the Company reported incurred but not reported (IBNR) unpaid claim liability related to the Employee Benefits segment medical stop loss product of $458 million, which is reported within Future Policy Benefits. This liability represented the Company’s best estimate of the ultimate costs associated with unpaid claims and claim adjustment expenses for the medical stop loss product. The Company established the unpaid claim liability using actuarial methodologies and claim development assumptions which were based on the Company’s own experience and required significant management judgment.

The subjectivity of estimating the IBNR unpaid claim liability is caused by various factors including uncertainty in claim development assumptions. Performing audit procedures to evaluate the reserve for losses and loss adjustment expenses required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.

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
Atlanta, Georgia
February 20, 2026

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2025 and 2024
(In millions, except share and per share data)

	As of December 31,
	2025	2024
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $28,724 and $26,536 as of 2025 and 2024, respectively; net of allowance for credit losses of $26 and $38 as of 2025 and 2024, respectively)	$27,150	$24,089
Fixed maturities, at fair value using the fair value option	1,740	1,849
Equity securities, at fair value	201	246
Short-term investments	145	94
Mortgage loans on real estate (net of allowance for credit losses of $31 and $24 as of 2025 and 2024, respectively)	5,577	4,675
Policy loans	323	342
Limited partnerships/corporations	1,891	1,836
Derivatives	197	303
Other investments	86	67
Securities pledged (amortized cost of $1,388 and $1,665 as of 2025 and 2024, respectively)	1,261	1,523
Total investments	38,571	35,024
Cash and cash equivalents	1,228	1,399
Short-term investments under securities loan agreements, including collateral delivered	984	1,042
Accrued investment income	414	396
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $16 as of 2025 and 2024)	10,713	11,284
Deferred policy acquisition costs ("DAC") and Value of business acquired ("VOBA")	2,401	2,148
Deferred income taxes	1,871	2,134
Goodwill	804	748
Other intangibles, net	874	832
Other assets (net of allowance for credit losses of $0 and $1 as of 2025 and 2024, respectively)	3,167	2,312
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	3,142	3,067
Cash and cash equivalents	120	115
Corporate loans, at fair value using the fair value option	1,350	1,434
Other assets	213	278
Assets held in separate accounts	113,007	101,676
Total assets	$178,859	$163,889
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2025 and 2024
(In millions, except share and per share data)

	As of December 31,
	2025	2024

Liabilities:
Future policy benefits	$8,982	$9,332
Contract owner account balances	40,374	37,104
Payables under securities loan and repurchase agreements, including collateral held	1,273	1,309
Short-term debt	586	399
Long-term debt	1,518	2,103
Derivatives	282	332
Other liabilities	3,210	2,886
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,134	1,101
Other liabilities	1,454	1,640
Liabilities related to separate accounts	113,007	101,676
Total liabilities	$171,820	$157,882

Commitments and Contingencies (Note 20)

Mezzanine equity:
Redeemable noncontrolling interest	$222	$219

Shareholders' equity:
Preferred stock (0.01 par value per share; $625 aggregate liquidation preference as of 2025 and 2024)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 107,424,252 and 105,592,281 shares issued as of 2025 and 2024, respectively; 93,842,616 and 95,497,265 shares outstanding as of 2025 and 2024, respectively)	1	1
Treasury stock (at cost; 13,581,636 and 10,095,016 shares as of 2025 and 2024, respectively)	(1,010)	(754)
Additional paid-in capital	6,358	6,266
Accumulated other comprehensive income (loss)	(1,788)	(2,462)
Retained earnings:
Unappropriated	1,392	954
Total Voya Financial, Inc. shareholders' equity	4,953	4,005
Noncontrolling interest	1,864	1,783
Total shareholders' equity	6,817	5,788
Total liabilities, mezzanine equity and shareholders' equity	$178,859	$163,889

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Operations
For the Year Ended December 31, 2025, 2024 and 2023
(In millions, except per share data)

	Year ended December 31,
	2025	2024	2023

Revenues:
Net investment income	$2,318	$2,074	$2,159
Fee income	2,396	2,113	1,916
Premiums	2,912	3,176	2,717
Net gains (losses)	(130)	(27)	(72)
Other revenue	440	423	327
Income related to CIEs:
Net investment income	253	291	301
Total revenues	8,189	8,050	7,348
Benefits and expenses:
Policyholder benefits	2,287	2,627	1,960
Interest credited to contract owner account balances	1,074	992	1,076
Operating expenses	3,447	3,082	3,096
Net amortization of DAC and VOBA	249	223	230
Interest expense	117	124	132
Operating expenses related to CIEs:
Interest expense	130	175	166
Other expense	48	28	10
Total benefits and expenses	7,352	7,251	6,670
Income before income taxes	837	799	678
Income tax expense (benefit)	104	57	(51)
Net income	733	742	729
Less: Net income attributable to noncontrolling interest and redeemable noncontrolling interest	79	75	104
Net income available to Voya Financial, Inc.	654	667	625
Less: Preferred stock dividends	41	41	36
Net income available to Voya Financial, Inc.'s common shareholders	$613	$626	$589

Net income available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$6.40	$6.31	$5.74
Diluted	$6.29	$6.17	$5.42

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Comprehensive Income
For the Year Ended December 31, 2025, 2024 and 2023
(In millions)

	Year ended December 31,
	2025	2024	2023
Net income	$733	$742	$729
Other comprehensive income (loss), before tax:
Change in current discount rate	42	103	(33)
Unrealized gains (losses) on investments	813	(180)	863
Pension and other postretirement benefits liability	(1)	(1)	(1)
Other comprehensive income (loss), before tax	854	(78)	829
Income tax expense (benefit) related to items of other comprehensive income (loss)	180	(16)	174
Other comprehensive income (loss), after tax	674	(62)	655
Comprehensive income	1,407	680	1,384
Less: Comprehensive income attributable to noncontrolling interest and redeemable noncontrolling interest	79	75	104
Comprehensive income attributable to Voya Financial, Inc.	$1,328	$605	$1,280

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Year Ended December 31, 2025, 2024 and 2023
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance at January 1, 2023	$1	$(39)	$6,643	$(3,055)	$(201)	$3,349	$1,482	$4,831	$166
Comprehensive income (loss):
Net income	—	—	—	—	625	625	70	695	34
Other comprehensive income, after tax	—	—	—	655	—	655	—	655	—
Total comprehensive income						1,280	70	1,350	34
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	(7)	(7)	(2)
Common stock acquired - Share repurchase	—	(374)	—	—	—	(374)	—	(374)	—
Treasury stock retirement	—	412	(598)	—	186	—	—	—	—
Dividends on preferred stock	—	—	(18)	—	(18)	(36)	—	(36)	—
Dividends on common stock	—	—	(41)	—	(84)	(125)	—	(125)	—
Share-based compensation	—	(55)	157	—	(3)	99	—	99	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	140	140	(23)
Balance at December 31, 2023	1	(56)	6,143	(2,400)	505	4,193	1,685	5,878	175
Comprehensive income (loss):
Net income	—	—	—	—	667	667	27	694	48
Other comprehensive income (loss), after tax	—	—	—	(62)	—	(62)	—	(62)	—
Total comprehensive income						605	27	632	48
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	(2)	(2)	—
Common stock issuance	—	—	6	—	—	6	—	6	—
Common stock acquired - Share repurchase	—	(640)	—	—	—	(640)	—	(640)	—
Dividends on preferred stock	—	—	—	—	(41)	(41)	—	(41)	—
Dividends on common stock	—	—	—	—	(168)	(168)	—	(168)	—
Share-based compensation	—	(58)	117	—	(5)	54	—	54	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	(4)	(4)	73	69	(4)
Balance as of December 31, 2024	1	(754)	6,266	(2,462)	954	4,005	1,783	5,788	219
Comprehensive income (loss):
Net income	—	—	—	—	654	654	25	679	54
Other comprehensive income, after tax	—	—	—	674	—	674	—	674	—
Total comprehensive income						1,328	25	1,353	54
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	(1)	(1)	—
Common stock issuance	—	—	5	—	—	5	—	5	—
Common stock acquired - Share repurchase	—	(200)	—	—	—	(200)	—	(200)	—
Dividends on preferred stock	—	—	—	—	(41)	(41)	—	(41)	—
Dividends on common stock	—	—	—	—	(174)	(174)	—	(174)	—
Share-based compensation	—	(56)	87	—	(3)	28	—	28	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	2	2	57	59	(51)
Balance as of December 31, 2025	$1	$(1,010)	$6,358	$(1,788)	$1,392	$4,953	$1,864	$6,817	$222
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2025, 2024 and 2023
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$733	$742	$729
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	89	42	(62)
Net (gains) losses	130	27	72
Share-based compensation	72	96	126
(Gains) losses on CIEs	(189)	(196)	(230)
(Gains) losses on limited partnerships/corporations	(57)	—	33
Changes in operating assets and liabilities:
Deferred policy acquisition costs and value of business acquired	137	102	113
Premium receivable and reinsurance recoverable	747	649	538
Other receivables and asset accruals	(35)	(153)	31
Future policy benefits, claims reserves and interest credited	109	465	272
Other payables and accruals	107	(70)	(95)
(Increase) decrease in cash held by CIEs	(659)	(511)	(98)
Other, net	104	152	209
Net cash provided by operating activities	1,288	1,345	1,638
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	8,726	6,239	6,980
Equity securities	131	36	139
Mortgage loans on real estate	902	784	600
Limited partnerships/corporations	382	292	470
Acquisition of:
Fixed maturities	(9,007)	(5,511)	(4,439)
Equity securities	(80)	(59)	(28)
Mortgage loans on real estate	(1,018)	(301)	(408)
Limited partnerships/corporations	(396)	(464)	(307)
Short-term investments, net	(2)	119	144
Derivatives, net	(27)	206	81
Sales from CIEs	1,175	1,496	962
Purchases within CIEs	(2,405)	(2,608)	(1,225)
Collateral received (delivered), net	8	167	(19)
Receipts on deposit asset contracts	121	217	253
Net cash and cash equivalents acquired (paid) related to business acquisitions (1)	224	—	(584)
Other, net	(103)	(132)	(87)
Net cash provided by (used in) investing activities	(1,369)	481	2,532
(1) Includes $274 of cash equivalents received in 2025 as part of the OneAmerica acquisition.

	Year Ended December 31,
	2025	2024	2023

Cash Flows from Financing Activities:
Deposits received for investment contracts	4,027	2,945	2,501
Maturities and withdrawals from investment contracts	(5,122)	(5,569)	(6,355)
Proceeds from issuance of long-term debt	—	397	388
Repayments of long-term debt, including current maturities	(400)	(1)	(541)
Borrowings of CIEs	1,538	1,186	487
Repayments of borrowings of CIEs	(1,641)	(1,081)	(687)
Contributions from (distributions to) participants in CIEs, net	2,065	1,634	772
Proceeds from issuance of common stock, net	5	6	—
Common stock acquired - Share repurchase	(200)	(640)	(369)
Dividends paid on preferred stock	(41)	(41)	(36)
Dividends paid on common stock (including dividend equivalent payments of $4, $3 and $2 as of 2025, 2024 and 2023, respectively)	(178)	(171)	(127)
Other, net	(138)	(95)	(92)
Net cash provided by (used in) financing activities	(85)	(1,430)	(4,059)
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	(166)	396	111
Cash and cash equivalents, including cash in CIEs, beginning of period	1,514	1,118	1,007
Cash and cash equivalents, including cash in CIEs, end of period	$1,348	$1,514	$1,118

Supplemental disclosure of cash flow information:
Income taxes paid	$15	$9	$11
Interest paid	115	103	113
Non-cash investing and financing activities:
Treasury stock retirement	—	—	186

		December 31, 2025	December 31, 2024
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents		$1,228	$1,399
Cash and cash equivalents in CIEs		120	115
Total cash and cash equivalents, including cash in CIEs		$1,348	$1,514

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

On January 2, 2025, the Company completed the acquisition of the full-service retirement plan business of OneAmerica Financial through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to the Company's full-service business in Retirement, including incremental assets in emerging and mid-market segments, employee stock ownership plan capabilities, and new distribution partnerships. The purchase consideration included $50 in cash paid at closing and contingent consideration of up to $160 based on plan persistency and transition incentives to be paid in 2026.

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

Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on Net income or Total shareholders' equity.

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

Investments

The accounting policies for the Company's principal investments are as follows:

Equity Securities: The Company measures its equity securities at fair value, with changes in fair value recognized in net income.

Fixed Maturity Securities: Fixed maturity securities are generally designated as available-for-sale and carried at fair value with unrealized gains (losses) recorded net of deferred income taxes in Accumulated other comprehensive income (loss) ("AOCI"). For certain fixed maturities, the Company has elected the fair value option ("FVO"), under which, changes in fair value are recognized in Net gains (losses) in the Consolidated Statements of Operations.

Fixed maturities that contain embedded derivatives are reported with the host contract on the Consolidated Balance Sheets. In connection with funds withheld reinsurance treaties, the Company has elected the FVO for certain fixed maturities to better align the measurement of those assets with the related embedded derivative liabilities in the Consolidated Statements of Operations. See Derivatives below for further information on embedded derivatives.

Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and measured at fair value, with changes in the fair value recorded in Net gains (losses) and interest income recognized in Net investment income. Changes in fair value associated with derivatives purchased to hedge CMOs are also recorded in Net gains (losses).

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

Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of debt type, capital market factors and market vacancy rates, and loan-specific risk characteristics such as debt service coverage ratios ("DSC"), loan-to-value ("LTV"), collateral size, seniority of the loan, segmentation and property types.

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

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow, number of days past due, or various other circumstances. Based on an assessment as to the collectability of the principal, a determination is made either to apply against the book value or apply according to the contractual terms of the loan. Funds recovered in excess of book value would then be applied to recover expenses, impairments, and then interest. Accrual of interest resumes after factors resulting in doubts about collectability have improved.

For those mortgages that are determined to require foreclosure, expected credit losses are based on the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. Property obtained from foreclosed mortgage loans is recorded in Limited partnerships/corporations on the Consolidated Balance Sheets.

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

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests that are not consolidated, which consist primarily of investments in private equity funds, hedge funds and other VIEs for which the Company is not the primary beneficiary. Generally, the Company records its share of earnings using a lag methodology, relying on the most recent financial information available, typically not to exceed three months. The Company's earnings from limited partnership interests accounted for under the equity method are recorded in Net investment income.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Other Investments: Other investments are comprised primarily of Federal Home Loan Bank ("FHLB") stock as well as other miscellaneous investments. The Company is a member of the FHLB system and is required to own a certain amount of FHLB stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value.

Securities Pledged: Securities pledged is comprised of collateral related to the securities lending program, repurchase agreements and derivatives.

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

Embedded derivatives in UL-type and annuity products: The Company has issued certain UL-type and annuity products that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. The fair value of these embedded derivatives is at least partially determined by levels of or changes in interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within these UL-type and annuity products are included in Future policy benefits on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Net gains (losses).

Embedded derivatives within fixed maturities: Embedded derivatives within fixed maturity securities are reported together with the related host contract on the Consolidated Balance Sheets. The fair value of these embedded derivatives is primarily driven by changes in interest rates and credit ratings/spreads. Changes in the fair value of the embedded derivatives are recorded in Net gains (losses) in the Consolidated Statements of Operations.

Embedded derivatives in funds withheld reinsurance arrangements: The Company has coinsurance with funds withheld reinsurance arrangements pursuant to which it records a funds withheld receivable for assumed reinsurance or a funds withheld payable for ceded reinsurance, both of which contain embedded derivatives. The fair value of the embedded derivative is based on changes in the fair value of the underlying assets held in trust and is reported with the host contract. Embedded derivatives related to funds withheld receivables and payables are recorded in Premium receivable and reinsurance recoverable and Other liabilities, respectively, on the Consolidated Balance Sheets. Changes in the fair value of embedded derivatives are recorded in Policyholder benefits or in Net gains (losses) in the Consolidated Statements of Operations.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represent policy acquisition costs that have been capitalized and are subject to amortization. Capitalized costs are incremental, direct costs of contract acquisition and certain other costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in-force business acquired and is subject to amortization. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies. DAC/VOBA amortization is recorded in Net amortization of DAC and VOBA in the Consolidated Statements of Operations.

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

Internal Replacements
Contract owners may periodically exchange one contract for another, or make modifications to an existing contract. These transactions are identified as internal replacements. Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts. Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC/VOBA related to the replaced contracts continue to be deferred and amortized in connection with the new contracts. Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC/VOBA related to the replaced contracts are written off to Net amortization of DAC and VOBA in the Consolidated Statements of Operations.

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

Contract Costs Associated with Certain Revenue Contracts

Contract cost assets represent costs incurred to obtain or fulfill contracts for non-insurance financial services and software subscriptions and services that are expected to be recovered and, thus, have been capitalized and are subject to amortization. Capitalized contract costs include the incremental costs of obtaining a contract and fulfillment costs that relate directly to a contract and generate or enhance resources of the Company that are used to satisfy performance obligations. Capitalized contract costs are amortized on a straight-line basis over the estimated lives of the contracts.

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

Principal assumptions used to establish liabilities for future policy benefits include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums by the contract owner, retirement, and benefit utilization. These assumptions are based on Company experience and periodically reviewed against industry standards. The Company reviews these assumptions at least annually and updates them if necessary. In addition to assumption updates, the Company adjusts reserves for actual experience in the period in which the experience occurs. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations. Remeasurements of the reserves as a result of assumption

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

updates and adjustments for actual experience are recognized in Policyholder benefits in the Consolidated Statements of Operations.

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

Short-Duration Contracts and Premium Deficiency Reserve
The Company’s Employee Benefits segment offers short-duration insurance contracts including individual excess risk medical stop loss ("medical stop loss") products. The short-duration contracts’ liabilities include liabilities for unpaid claims and claims adjustment expenses which are an estimate of ultimate costs of settling claims, including claims that have been incurred but not reported ("IBNR"). IBNR is not discounted and is reported in Future policy benefits on the Consolidated Balance Sheets. The Company establishes the unpaid claims liability using actuarial methodologies and claim development assumptions based on Company experience. In addition, analysis of claim reporting speeds as well as feedback from members of pricing, underwriting and claims teams are also factored in the review and update of claim development experience assumptions that occurs at least quarterly. Adjustments to the unpaid claim liability resulting from these reviews are recognized in Policyholder benefits in the Consolidated Statements of Operations in the period the adjustment occurs. A premium deficiency reserve may be established when a loss is expected based on significant changes in anticipated experience. The Company considers anticipated investment income in determining if a premium deficiency exists.

Contract Owner Account Balances
Contract owner account balances relate to UL-type and investment-type contracts, as follows:
•Account balances for funding agreements with fixed maturities are calculated using the amount deposited with the Company, less withdrawals, plus interest credited to contract owners through the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.
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

The estimated fair value of the Stabilizer embedded derivative and MCG stand-alone derivative is determined based on the present value of projected future claims, minus the present value of future attributed premiums. At inception of the contract, the Company projects an attributed premium to be equal to the present value of the projected future claims. The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are projected under multiple capital market scenarios using observable risk-free rates and other best estimate assumptions.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company participates in securities lending programs under which it loans securities to third parties in exchange for collateral. Initial collateral is required at a rate of at least 102% of the market value of the loaned securities. The market value of the loaned securities is monitored daily, and collateral is adjusted, either through additional collateral or refunds, to reflect changes in market value. In the normal course of business, the Company receives cash collateral and non-cash collateral, primarily through a third party lending agent. When cash collateral is received, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return loaned securities and the collateral held is insufficient to cover the loss.

Non-cash collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. These securities are held by the lending agent and may not be sold or re-pledged, except in the event of counterparty default. As the Company does not have the right to sell or re-pledge this non-cash collateral, it is not reflected on the Consolidated Balance Sheets. Cash collateral received is reflected in Short-term investments under securities loan agreements, including collateral delivered, with the offsetting obligation to return the cash collateral recorded in Payables under securities loan and repurchase agreements, including collateral held, on the Consolidated Balance Sheets. See Restricted Assets within the Commitments and Contingencies Note to these Consolidated Financial Statements for information regarding pledged assets and collateral received under securities lending agreements.

Repurchase Agreements

The Company engages in repurchase agreements to increase investment returns and improve liquidity. These arrangements meet the requirements to be accounted for as financing arrangements, as the Company retains control of the underlying securities.

Under repurchase agreements, the Company borrows cash from a counterparty for a specified term at an agreed upon interest rate and pledges securities as collateral. At the end of the agreement, the Company repays the borrowed cash plus interest, and the counterparty returns the securities pledged to the Company. Because these transactions are accounted for as financing arrangements, the carrying value of the securities pledged remains on the Consolidated Balance Sheets and is reported in Securities pledged.

Derivative Collateral

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

Recognition of Revenue

Insurance Revenue and Related Benefits
Premiums related to traditional life insurance contracts and payout contracts with life contingencies are recognized in Premiums in the Consolidated Statements of Operations when due from the contract owner. Premiums also include amounts from short-duration contracts, which are recognized over the coverage period. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded in Policyholder benefits in the Consolidated Statements of Operations when incurred.

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
•Software Subscriptions and Services – Software subscriptions and services include access to and usage of cloud-based benefits software for employer and health plan customers, software implementation and support services, and distribution services. Contract terms are typically one to three years, and consideration can be fixed, variable or a combination of both. Revenue for software subscriptions and services is generally recognized over time and recorded in Other revenue in the Consolidated Statements of Operations.

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

All excess tax benefits and tax deficiencies related to share-based compensation are reported in Net income.

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

Treasury Stock

All amounts paid to repurchase common stock are recorded as Treasury stock on the Consolidated Balance Sheets. When Treasury stock is retired and the purchase price is greater than par, an excess of purchase price over par is allocated between additional paid-in capital and retained earnings. Shares that are retired are determined on a first in, first out ("FIFO") basis.

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

Noncontrolling interest represents the interests of shareholders, other than the Company, in consolidated entities. In the Consolidated Statements of Operations, Net income attributable to noncontrolling interest and redeemable noncontrolling

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

interest represents such shareholders' interests in the earnings and losses of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled.

The Company has a redeemable noncontrolling interest associated with Allianz's 24% economic stake in VIM Holdings, which is reflected within Mezzanine equity on the Consolidated Balance Sheets. This redeemable noncontrolling interest has been classified as Mezzanine equity because in the event of a change in control of the Company, which is not solely within the control of the Company, the redeemable noncontrolling interest could become redeemable for cash or other assets at the option of the holder. A change in control of the Company is not considered probable as of December 31, 2025; therefore, the redeemable noncontrolling interest has not been remeasured to its redemption value.

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

Adoption of New Pronouncements

Profits Interest and Similar Awards

In March 2024, the FASB issued ASU 2024-01, "Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards" ("ASU 2024-01"), which clarifies the accounting for profits interests.

The provisions of ASU 2024-01 were adopted prospectively on January 1, 2025. The adoption did not have an impact on the Company's financial condition, results of operations, or cash flows, as existing accounting policies are consistent with ASU 2024-01 requirements.

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), to enhance transparency through greater disaggregation of the effective tax rate reconciliation and income taxes paid disclosures.

The provisions of ASU 2023-09 were adopted retrospectively for the fiscal year ended December 31, 2025. The adoption did not have an impact on the Company's financial condition, results of operations, or cash flows. Required disclosures have been included in the Income Taxes Note to these Consolidated Financial Statements.

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

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"), which amends certain aspects of accounting for, and disclosure of, internal-use software costs. Key amendments include:
•Elimination of software development stages used to determine capitalization
•Capitalization of software costs when both of the following occur:
◦Management has authorized and committed to funding the software project
◦It is probable that the project will be completed and the software will be used to perform the function intended ("probable-to-complete recognition threshold")
•Disclosures in Subtopic 360-10, Property, Plant, and Equipment, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2025:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$663	$2	$51	$—	$—	$614
U.S. Government agencies and authorities	30	1	—	—	—	31
State, municipalities and political subdivisions	606	—	96	—	—	510
U.S. corporate public securities	8,600	177	913	—	—	7,864
U.S. corporate private securities	5,748	86	203	—	9	5,622
Foreign corporate public securities and foreign governments(1)	2,926	69	215	—	2	2,778
Foreign corporate private securities(1)	2,805	61	49	—	8	2,809
Residential mortgage-backed securities	4,489	54	200	1	—	4,344
Commercial mortgage-backed securities	3,071	6	401	—	—	2,676
Other asset-backed securities	2,914	27	31	—	7	2,903
Total fixed maturities, including securities pledged	31,852	483	2,159	1	26	30,151
Less: Securities pledged	1,388	—	127	—	—	1,261
Total fixed maturities(3)	$30,464	$483	$2,032	$1	$26	$28,890
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2025, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$866	$868
After one year through five years	3,695	3,700
After five years through ten years	3,777	3,785
After ten years	13,040	11,875
Mortgage-backed securities	7,560	7,020
Other asset-backed securities	2,914	2,903
Fixed maturities, including securities pledged	$31,852	$30,151

As of December 31, 2025 and 2024, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholders' equity.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securities Lending Program

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	December 31, 2025	December 31, 2024
U.S. Treasuries	$52	$22
U.S. corporate public securities	495	601
Short-term investments and cash equivalents	16	241
Foreign corporate public securities and foreign governments	199	258
Total(1)	$762	$1,122
(1) As of December 31, 2025 and 2024, liabilities to return cash collateral were $726 and $736, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets.

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

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:
	Year Ended December 31, 2025
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$6	$17	$2	$9	$4	$38
Credit losses on securities for which credit losses were not previously recorded	9	—	—	—	3	12
Reductions for securities sold during the period	(6)	(17)	—	—	—	(23)
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	(1)	—	(1)
Balance as of December 31	$9	$—	$2	$8	$7	$26

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

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of December 31, 2025
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$257	$4	$291	$47	$548	$51
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	4	—	493	96	497	96
U.S. corporate public securities	568	42	4,282	871	4,850	913
U.S. corporate private securities	348	4	2,334	199	2,682	203
Foreign corporate public securities and foreign governments	163	4	1,247	211	1,410	215
Foreign corporate private securities	70	1	1,118	48	1,188	49
Residential mortgage-backed	244	2	1,170	198	1,414	200
Commercial mortgage-backed	75	1	2,243	400	2,318	401
Other asset-backed	251	3	260	28	511	31
Total	$1,980	$61	$13,438	$2,098	$15,418	$2,159

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

As of December 31, 2025 and 2024, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

As of December 31, 2025, the average duration of the Company's fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

Evaluating Securities for Intent Impairments

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses. For the years ended December 31, 2025, 2024 and 2023, intent impairments were $32, $13 and $27, respectively.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the years ended December 31, 2025 and 2024, the Company had no material debt modifications that require such disclosure.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of December 31, 2025 and 2024, respectively.

	As of December 31, 2025
Year of Origination	Loan-to-Value Ratios
	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2025	$387	$489	$92	$—	$—	$968
2024	180	147	18	—	—	345
2023	90	203	—	—	—	293
2022	249	254	85	—	—	588
2021	227	185	37	17	—	466
Prior	2,783	163	—		2	2,948
Total(1)	$3,916	$1,441	$232	$17	$2	$5,608
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of December 31, 2025 and 2024, respectively.

	As of December 31, 2025
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2025	$736	$150	$67	$15	$968
2024	161	129	49	6	345
2023	168	34	89	2	293
2022	337	116	48	87	588
2021	313	20	48	85	466
Prior	2,207	402	245	94	2,948
Total	$3,922	$851	$546	$289	$5,608
(1) No commercial mortgage loans were secured by land or construction loans.

	As of December 31, 2024
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2024	$161	$93	$28	$2	$284
2023	118	180	48	11	357
2022	295	101	76	144	616
2021	258	16	97	148	519
2020	207	20	20	8	255
Prior	2,018	219	346	85	2,668
Total	$3,057	$629	$615	$398	$4,699
(1) No commercial mortgage loans were secured by land or construction loans.

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of December 31, 2025 and 2024, respectively.

	As of December 31, 2025
Year of Origination	U.S. Region
	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2025	$244	$109	$238	$189	$75	$33	$36	$19	$25	$968
2024	60	104	49	69	20	17	7	3	16	345
2023	33	42	16	96	38	36	3	26	3	293
2022	151	73	55	79	108	94	1	7	20	588
2021	102	55	97	60	89	51	2	10	—	466
Prior	764	719	598	190	217	228	60	91	81	2,948
Total	$1,354	$1,102	$1,053	$683	$547	$459	$109	$156	$145	$5,608

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

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of December 31, 2025 and 2024, respectively.

	As of December 31, 2025
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2025	$406	$403	$145	$7	$4	$3	$—	$968
2024	73	197	59	16	—	—	—	345
2023	121	120	7	13	32	—	—	293
2022	107	247	178	37	9	10	—	588
2021	46	137	166	104	—	—	13	466
Prior	713	750	779	480	46	141	39	2,948
Total	$1,466	$1,854	$1,334	$657	$91	$154	$52	$5,608

	As of December 31, 2024
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$58	$154	$57	$15	$—	$—	$—	$284
2023	124	172	13	16	32	—	—	357
2022	79	261	222	35	10	9	—	616
2021	35	128	218	111	—	18	9	519
2020	55	48	56	96	—	—	—	255
Prior	610	713	640	437	67	155	46	2,668
Total	$961	$1,476	$1,206	$710	$109	$182	$55	$4,699

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes activity in the allowance for credit losses for commercial mortgage loans for the periods indicated:

	December 31, 2025	December 31, 2024
Allowance for credit losses, beginning of period	$24	$26
Credit losses on mortgage loans for which credit losses were not previously recorded	16	1
Increase (decrease) on mortgage loans with an allowance recorded in previous period	2	—
Provision for expected credit losses	42	27
Write-offs	(11)	(3)
Allowance for credit losses, end of period	$31	$24

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	December 31, 2025	December 31, 2024

Current	$5,537	$4,673
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	71	26
Total	$5,608	$4,699

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments or when a loan has matured without being paid off or extended. As of December 31, 2025 and 2024, the Company had $71 and $26, respectively, of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the years ended December 31, 2025 and 2024 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Fixed maturities	$1,855	$1,678	$1,766
Equity securities	17	19	21
Mortgage loans on real estate	274	234	249
Policy loans	19	20	20
Short-term investments and cash equivalents	40	40	39
Limited partnerships and other	202	159	135
Gross investment income	2,407	2,150	2,230
Less: Investment expenses	89	76	71
Net investment income	$2,318	$2,074	$2,159

For the years ended December 31, 2025 and 2024, the Company had $1 and $18, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net Gains (Losses)

Net gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related impairment of investments. Net gains (losses) are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Net gains (losses) also include changes in fair value of equity securities. The cost of the investments on disposal is generally determined using the specific identification method.

Net gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Fixed maturities, available-for-sale, including securities pledged	$(29)	$(48)	$(31)
Fixed maturities, at fair value option	(81)	(167)	(100)
Equity securities, at fair value	(2)	6	3
Derivatives	(30)	193	29
Embedded derivatives within fixed maturities	5	(6)	(1)
Other derivatives	(1)	2	—
Standalone derivative	13	(1)	—
Managed custody guarantees	4	4	(2)
Stabilizer	10	(14)	(1)
Mortgage loans	(7)	(1)	(12)
Other investments	(12)	5	43
Net gains (losses)	$(130)	$(27)	$(72)

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Proceeds on sales	$4,877	$3,510	$5,393
Gross gains	43	50	69
Gross losses	83	62	78

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain products that contain embedded derivatives for which market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates or credit ratings/spreads. In addition, the Company has entered into coinsurance with funds withheld arrangements, which contain embedded derivatives. These derivatives are generally considered total return swaps with contractual returns attributable to various assets and liabilities associated with these reinsurance agreements.

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of December 31, 2025 and 2024.

Refer to the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements for the Company's accounting policy on derivatives.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2025				December 31, 2024
	Notional Amount	Asset Fair Value	Liability Fair Value		Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges(2):
Interest rate contracts(3)	$—	$—	$—		$—	$—	$—
Foreign exchange contracts	166	—	2		106	6	—
Cash flow hedges:
Interest rate contracts	12	—	—		11	—	—
Foreign exchange contracts	521	9	18		623	46	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	14,815	184	258		14,633	246	313
Foreign exchange contracts	197	1	2		203	3	6
Equity contracts	248	3	2		286	2	9
Credit contracts	75	—	—		97	—	2
Embedded derivatives and MCGs:
Within fixed maturity investments(4)	N/A	1	—		N/A	—	4
Within reinsurance agreements(5)	N/A	55	(9)	(6)	N/A	55	41
MCGs(7)	N/A	—	—		N/A	—	4
Stabilizer(7)	N/A	—	5		N/A	—	15
Total		$253	$278			$358	$396
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Consolidated Balance Sheets.
(2) Total carrying amount of hedged assets and liabilities was $365 and $307 as of December 31, 2025 and 2024, respectively.
(3) The cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets and liabilities was $4 and $(8) as of December 31, 2025 and 2024, respectively, of which $2 related to discontinued hedging relationships.
(4) Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(5) Included in Other liabilities, Other assets and Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets.
(6) The Company classifies the embedded derivative within the liabilities section as the balance represents an offset to a funds withheld liability.
(7) Included in Contract owner account balances on the Consolidated Balance Sheets.
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

The Company does not offset any derivative assets and liabilities in the Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized	Counterparty Netting(1)	Cash Collateral Netting(1)	Securities Collateral Netting(1)	Net Receivables/ Payables
December 31, 2025
Derivative assets	$197	$(189)	$(5)	$—	$3
Derivative liabilities	282	(189)	(79)	(11)	3
December 31, 2024
Derivative assets	303	(261)	(34)	(3)	5
Derivative liabilities	332	(261)	(58)	(6)	7
(1) Represents the netting of receivable with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Collateral

As of December 31, 2025, the Company held $3 and pledged $77 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2024, the Company held $33 and $56 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2025, the Company delivered $204 of securities and held no securities as collateral. As of December 31, 2024, the Company delivered $159 of securities and held $4 securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income were as follows for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from AOCI into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Amount of Gain (Loss) Recognized in Other Comprehensive Income(1)	$—	$(54)	$—	$18	$—	$(43)
Amount of Gain (Loss) Reclassified from AOCI	—	8	—	16	—	10
(1) See the Accumulated Other Comprehensive Income (Loss) Note to these Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting were as follows for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$2,318	$(130)	$2,074	$(27)	$2,159	$(72)
Fair value hedges:
Interest rate contracts:
Hedged items	—	—	—	2	—	—
Derivatives designated as hedging instruments(1)	—	—	—	(2)	—	—
Foreign exchange contracts:
Hedged items	—	14	—	(6)	—	3
Derivatives designated as hedging instruments(1)	—	(12)	—	8	—	(1)
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	6	2	10	6	10	—
(1) The change in derivative instruments designated and qualifying as fair value hedges of $2 were excluded from the assessment of hedge effectiveness and recognized currently in earnings for the years ended December 31, 2025, 2024 and 2023, respectively.

The location and effect of derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Year Ended December 31,
		2025	2024	2023
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$(42)	$170	$15
Foreign exchange contracts	Net gains (losses)	7	(8)	—
Equity contracts	Net gains (losses)	16	18	14
Credit contracts	Net gains (losses)	(1)	1	1
Embedded derivatives and MCGs:
Within fixed maturity investments	Net gains (losses)	5	(6)	(1)
Within reinsurance agreements(1)	(2)	(3)	(3)	(37)
MCGs	Net gains (losses)	4	4	(2)
Stabilizer	Net gains (losses)	10	(14)	(1)
Total		$(4)	$162	$(11)
(1) For the years ended December 31, 2025, 2024 and 2023, the amount excludes gains (losses) from standalone derivatives of $13, $(1), and $0, respectively, recognized in Net gains (losses).
(2) Gains (losses) on embedded derivatives within reinsurance agreements are recognized in either Policyholder benefits or Net gains (losses).

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$486	$128		$—	$614
U.S. Government agencies and authorities	—	31		—	31
State, municipalities and political subdivisions	—	510		—	510
U.S. corporate public securities	—	7,786		78	7,864
U.S. corporate private securities	—	3,522		2,100	5,622
Foreign corporate public securities and foreign governments(1)	—	2,718		60	2,778
Foreign corporate private securities(1)	—	2,178		631	2,809
Residential mortgage-backed securities	—	4,273		71	4,344
Commercial mortgage-backed securities	—	2,676		—	2,676
Other asset-backed securities	—	2,604		299	2,903
Total fixed maturities, including securities pledged	486	26,426		3,239	30,151
Equity securities	107	—		94	201
Derivatives:
Interest rate contracts	2	182		—	184
Foreign exchange contracts	—	10		—	10
Equity contracts	—	3		—	3
Embedded derivatives within reinsurance	—	55		—	55
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,352	5		—	2,357
Assets held in separate accounts	107,191	5,428		388	113,007
Total assets	$110,138	$32,109		$3,721	$145,968
Liabilities:
Contingent consideration	$—	$—		$147	$147
Stabilizer and MCGs	—	—		5	5
Derivatives:
Interest rate contracts	—	258		—	258
Foreign exchange contracts	—	22		—	22
Equity contracts	—	2		—	2
Embedded derivatives within reinsurance	—	(9)	(2)	—	(9)
Total liabilities	$—	$273		$152	$425
(1) Primarily U.S. dollar denominated.
(2) The Company classifies the embedded derivative within the liabilities section as the balance represents an offset to a funds withheld liability.

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
(1) Primarily U.S. dollar denominated.
(2) The Company classifies the embedded derivative within the liabilities section as the balance represents an offset to a funds withheld liability.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Year Ended December 31, 2025
	Fair Value as of January 1	Realized/ Unrealized Gains (Losses) Included in:		Purchases	Issuances		Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$59	$(1)	$2	$30	$—		$(10)	$(2)	$—	$—	$78	$—	$1
U.S. corporate private securities	1,497	(5)	54	819	—		(45)	(273)	53	—	2,100	2	51
Foreign corporate public securities and foreign governments(1)	60	—	—	—	—		—	—	—	—	60	—	—
Foreign corporate private securities(1)	421	(31)	51	360	—		(72)	(98)	—	—	631	1	12
Residential mortgage-backed securities	67	(9)	—	22	—		—	—	—	(9)	71	(9)	—
Other asset-backed securities	23	—	2	292	—		(2)	(14)	—	(2)	299	—	2
Total fixed maturities including securities pledged	2,127	(46)	109	1,523	—		(129)	(387)	53	(11)	3,239	(6)	66
Equity securities, at fair value	98	1	—	9	—		(14)	—	—	—	94	1	—
Contingent consideration	(2)	3	—	—	(149)	(5)	—	1	—	—	(147)	—	—
Stabilizer and MCGs(2)	(19)	14	—	—	(2)		—	2	—	—	(5)	—	—
Embedded derivatives within reinsurance	(53)	13	—	—	—		—	40	—	—	—	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	23	1	1	—	—		(10)	(15)	—	—	—	—	—
Assets held in separate accounts(4)	340	11	—	91	—		(46)	—	15	(23)	388	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract- by-contract basis. These amounts are included in Net gains (losses) in the Consolidated Statements of Operations.
(3) For financial instruments still held as of December 31 amounts are included in Net investment income and Net gains (losses) in the Consolidated Statements of Operations or Unrealized gains (losses) on investments in the Consolidated Statements of Comprehensive Income.
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2024
	Fair Value as of January 1	Realized/ Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$1	$—	$—	$—	$—	$—	$—	$—	$(1)	$—	$—	$—
U.S. corporate public securities	18	—	(1)	49	—	—	(7)	—	—	59	—	(2)
U.S. corporate private securities	1,526	(4)	1	377	—	(22)	(246)	—	(135)	1,497	—	(5)
Foreign corporate public securities and foreign governments(1)	—	—	—	60	—	—	—	—	—	60	—	—
Foreign corporate private securities(1)	436	(8)	(33)	35	—	(9)	(51)	51	—	421	—	(33)
Residential mortgage-backed securities	57	(4)	—	18	—	—	—	—	(4)	67	(4)	—
Other asset-backed securities	52	—	—	3	—	—	(7)	—	(25)	23	—	—
Total fixed maturities including securities pledged	2,090	(16)	(33)	542	—	(31)	(311)	51	(165)	2,127	(4)	(40)
Equity securities, at fair value	96	2	—	—	—	—	—	—	—	98	2	—
Contingent consideration	(51)	1	—	—	—	—	48	—	—	(2)	—	—
Stabilizer and MCGs(2)	(9)	(8)	—	—	(2)	—	—	—	—	(19)	—	—
Embedded derivatives within reinsurance	(58)	(1)	—	—	—	—	6	—	—	(53)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	23	—	—	—	—	—	23	—	—
Assets held in separate accounts(4)	348	6	—	47	—	(26)	—	5	(40)	340	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis. These amounts are included in Net gains (losses) in the Consolidated Statements of Operations.
(3) For financial instruments still held as of December 31 amounts are included in Net investment income and Net gains (losses) in the Consolidated Statements of Operations or Unrealized gains (losses) on investments in the Consolidated Statements of Comprehensive Income.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income for the Company.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2025 and 2024, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$30,151	$30,151	$27,454	$27,454
Equity securities	201	201	246	246
Mortgage loans on real estate	5,608	5,522	4,699	4,459
Policy loans	323	323	342	342
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,357	2,357	2,535	2,535
Derivatives	197	197	303	303
Embedded derivatives within reinsurance	55	55	55	55
Other investments, including securities pledged	86	86	74	74
Assets held in separate accounts	113,007	113,007	101,676	101,676
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$33,793	$37,154	$31,082	$32,877
Funding agreements with fixed maturities	2,101	2,120	1,249	1,257
Supplementary contracts and immediate annuities	504	481	570	515
Stabilizer and MCGs	5	5	19	19
Derivatives	282	282	332	332
Embedded derivatives within reinsurance(2)	(9)	(9)	41	41
Short-term debt	586	588	399	399
Long-term debt	1,518	1,489	2,103	2,023
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within Stabilizer and MCGs.
(2) The Company classifies the embedded derivative within the liabilities section as the balance represents an offset to a funds withheld liability.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC			VOBA(2)
	Retirement Deferred and Individual Annuities	Employee Benefits Voluntary	Businesses Exited
Balance as of January 1, 2023	$691	$171	$1,043	$439
Deferrals of commissions and expenses	59	54	—	4
Amortization expense	(55)	(32)	(105)	(37)
Balance as of December 31, 2023	$695	$193	$938	$406
Deferrals of commissions and expenses	60	58	—	3
Amortization expense	(54)	(36)	(100)	(33)
Balance as of December 31, 2024	$701	$215	$838	$376
Additions related to business acquisitions(1)	—	—	—	390
Deferrals of commissions and expenses	59	46	—	4
Amortization expense	(54)	(40)	(94)	(60)
Balance as of December 31, 2025	$706	$221	$744	$710
(1) Related to the acquisition of the full-service retirement plan business of OneAmerica Financial.
(2) Primarily related to the Retirement segment.

The following table shows a reconciliation of DAC and VOBA balances to the Consolidated Balance Sheets as of the periods indicated:

	December 31, 2025	December 31, 2024
DAC:
Retirement Deferred and Individual Annuities	$706	$701
Employee Benefits Voluntary	221	215
Businesses Exited	744	838
Other	20	18
VOBA	710	376
Total	$2,401	$2,148

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The estimated amount of VOBA amortization expense during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual experience and/or changes in best estimates of future experience.

Year	Amount
2026	$57
2027	52
2028	47
2029	42
2030	39

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

6.    Reserves for Future Policy Benefits and Contract Owner Account Balances

Employee Benefits Group products include long-duration term life insurance, as well as long term disability products that are mostly employer paid. Employee Benefits Voluntary products include long duration whole life insurance, critical illness, and accident and hospital indemnity insurance that are mostly employee paid. The following tables present the balances and changes in the liability for future policy benefits for Employee Benefits Group, Employee Benefits Voluntary, and Businesses Exited as of December 31, 2025 and 2024:

	Employee Benefits Group		Employee Benefits Voluntary		Businesses Exited
	2025	2024	2025	2024	2025	2024
Present Value of Expected Net Premiums:
Balance at January 1	$4	$68	$171	$101	$2,872	$3,145
Beginning balance at original discount rate	4	71	180	102	2,842	2,992
Reclassifications(2)	—	(65)	—	65	—	—
Effect of change in cash flow assumptions	—	(1)	(11)	(1)	(194)	110
Effect of actual variances from expected experience	—	—	20	40	(17)	(106)
Adjusted balance at January 1	4	5	189	206	2,631	2,996
Interest accrual	—	—	6	8	148	158
Net premiums collected(1)	—	(1)	(26)	(34)	(300)	(312)
Ending balance at original discount rate	4	4	169	180	2,479	2,842
Effects of changes in discount rate assumptions	—	—	(3)	(9)	78	30
Balance at end of period	$4	$4	$166	$171	$2,557	$2,872

Present Value of Expected Future Policy Benefits:
Balance at January 1	$772	$899	$461	$307	$7,017	$7,538
Beginning balance at original discount rate	801	918	487	307	7,138	7,404
Reclassifications(2)	—	(150)	—	150	—	—
Effect of change in cash flow assumptions	(5)	(12)	(12)	(1)	(244)	187
Effect of actual variances from expected experience	(30)	10	60	54	(57)	(90)
Adjusted balance at January 1	766	766	535	510	6,837	7,501
Issuances	102	131	—	—	13	14
Interest accrual	17	21	14	18	351	370
Benefit payments	(83)	(117)	(32)	(41)	(707)	(747)
Ending balance at original discount rate	802	801	517	487	6,494	7,138
Effects of changes in discount rate assumptions	(10)	(29)	(19)	(26)	33	(121)
Balance at end of period	$792	$772	$498	$461	$6,527	$7,017

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net liability for future policy benefits	$788	$768	$332	$290	$3,970	$4,145
Less: Reinsurance recoverable	353	330	16	9	3,883	4,056
Net liability for future policy benefits, after reinsurance recoverable	$435	$438	$316	$281	$87	$89
(1) Net Premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(2) During 2024, the Company reclassified certain insurance products within Employee Benefits from Group to Voluntary.

The following table presents a rollforward of the additional reserve liability for Businesses exited for the periods indicated:

	Businesses Exited
	December 31, 2025	December 31, 2024
Balance at beginning of period	$1,883	$2,001
Effect of change in cash flow assumptions	59	(39)
Effect of actual variances from expected experience	(11)	14
Adjusted balance at January 1	1,931	1,976
Interest accrual	80	83
Excess Benefits	(406)	(404)
Assessments	275	228
Balance at end of period	1,880	1,883
Less: Reinsurance recoverable	1,827	1,832
Net additional liability, after reinsurance recoverable	$53	$51

Future policy benefits include the liability for unpaid claims and claim adjustment expenses related to medical stop loss products within the Employee Benefits segment. The following table presents a rollforward of the liability for unpaid claims and claim adjustment expenses for the periods indicated:

	Medical Stop Loss
	2025	2024	2023
Balance at January 1	$595	$401	$398
Less: reinsurance recoverable	(5)	(16)	(6)
Net balance at January 1	590	385	392
Incurred claims and claim adjustment expenses related to:(1)
Current year	1,252	1,538	1,042
Prior years	36	143	(8)
Total incurred	1,288	1,681	1,034
Paid claim and claim adjustment expenses related to:(1)
Current year	(831)	(964)	(665)
Prior years	(591)	(512)	(376)
Total paid	(1,422)	(1,476)	(1,041)
Net balance at December 31	456	590	385
Plus: reinsurance recoverable	2	5	16
Balance at December 31	$458	$595	$401
(1) Amounts presented are net of reinsurance.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Pricing, underwriting and reserving on the medical stop loss products are performed based on policy years and key metrics such as loss ratios are tracked, managed and reported on this basis. The majority of the medical stop loss policies renew in January of each year. For the year ended December 31, 2025, net claims incurred on prior years of $36 is primarily attributed to policy years effective during 2024, driven by incurred claims partially offset by favorable claim development. For the year ended December 31, 2024, net claims incurred on prior years of $143 is primarily attributed to policy years effective during 2023, driven by incurred claims and unfavorable claim development.

The Company tracks claim frequency by the number of claims paid for each policy year. Payments of medical stop loss claims are substantially complete within two years. The following tables present cumulative claim development information about incurred and paid claims and claim adjustment expenses, net of reinsurance, total IBNR, and claim frequencies for medical stop loss products as of December 31, 2025:

	Net cumulative incurred claims and claim adjustment expenses			Incurred but not reported claims	Cumulative number of reported claims
	December 31,
	2023(1)	2024(1)	2025	2025	2025
Policy year
2023	$1,042	$1,191	$1,187	$5	32,822
2024		1,538	1,581	30	42,102
2025			1,252	421	19,315
Total			4,020
Cumulative paid claims and paid claim adjustment expenses, net of reinsurance			(3,564)
Total unpaid claims and claim adjustment expenses, net of reinsurance			$456
(1) Unaudited

	Net cumulative paid claims and claim adjustment expenses
	December 31,
	2023(1)	2024(1)	2025
Policy year
2023	$665	$1,177	$1,182
2024		964	1,551
2025			831
Total cumulative net paid claims and claim adjustment expenses, net of reinsurance			$3,564
(1) Unaudited

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the net liability for future policy benefits to the liability for Future policy benefits in the Consolidated Balance Sheets is presented below:

	December 31, 2025	December 31, 2024
Employee Benefits Group	$788	$768
Employee Benefits Voluntary	332	290
Businesses Exited - Future policy benefits	3,970	4,145
Businesses Exited - Additional liability	1,880	1,883
Businesses Exited - Other	1,236	1,284
Medical stop loss products	458	595
Other	318	367
Total	$8,982	$9,332

The amount of undiscounted expected gross premiums and future benefit payments is presented in the table below:

	December 31, 2025		December 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Employee Benefits Group
Expected future benefit payments	$1,005	$802	$990	$801
Expected future gross premiums	11	8	11	8
Employee Benefits Voluntary
Expected future benefit payments	910	517	881	487
Expected future gross premiums	566	398	631	427

The following table presents the weighted average duration of the liability for future policy benefits and the weighted average interest rates for the periods indicated:

	Employee Benefits Group		Employee Benefits Voluntary		Businesses Exited
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Weighted average duration (in years)(1)	7	7	14	14	8	8
Interest accretion rate	4.2%	4.0%	5.1%	5.1%	5.0%	5.0%
Current discount rate	5.0%	5.4%	5.7%	5.7%	5.3%	5.6%
(1) Weighted average duration (in years) for Businesses Exited includes additional liability.

The weighted average interest accretion rate for the additional liability related to Businesses Exited was 4.3% for the periods ended December 31, 2025 and 2024.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Retirement Deferred Group and Individual Annuity		Businesses Exited
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Balance at January 1	$29,624	$31,139	$4,182	$4,635
Additions related to business acquisitions(1)	3,458	—	—	—
Deposits	3,034	2,505	266	287
Fee income	(63)	(50)	(362)	(371)
Surrenders, withdrawals and benefits	(5,446)	(5,127)	(410)	(544)
Net transfers (from) to the general account(2)	690	312	10	4
Interest credited	912	845	158	171
Ending Balance	$32,209	$29,624	$3,844	$4,182

Weighted-average crediting rate	2.8%	2.8%	4.0%	3.9%
Net amount at risk(3)	$61	$90	$629	$676
Cash surrender value	$31,778	$29,169	$1,083	$1,236
(1) In addition, $0.3 billion of acquired contracts from OneAmerica Financial are reported in Other in the table below.
(2) Net transfers (from) to the general account for Retirement include transfers of $(884) and $(1,149) for 2025 and 2024, respectively, related to Voya-managed institutional/mutual fund plan assets in trust that are not reflected on the Consolidated Balance Sheets.
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

The following table presents a reconciliation of the Contract owner account balances to the Consolidated Balance Sheets for the periods indicated:

	December 31, 2025	December 31, 2024
Retirement Deferred group and individual annuity	$32,209	$29,624
Businesses Exited	3,844	4,182
Non-putable funding agreements	2,101	1,249
Businesses Exited - Other	1,048	1,158
Other(1)	1,172	891
Total	$40,374	$37,104
(1) Primarily consists of other retirement and universal life contracts.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of December 31, 2025
Up to 1.00%	$105	$4,004	$3,917	$2,035	$2,162	$2,342	$14,565
1.01% - 2.00%	394	94	63	8	3	5	567
2.01% - 3.00%	9,860	249	66	83	—	6	10,264
3.01% - 4.00%	8,736	148	—	1	—	—	8,885
4.01% and Above	1,367	75	—	—	—	—	1,442
Renewable beyond 12 months (MYGA)(2)	341	—	—	—	2	—	343
Total discretionary rate setting products	$20,803	$4,570	$4,046	$2,127	$2,167	$2,353	$36,066

As of December 31, 2024
Up to 1.00%	$82	$4,378	$3,691	$1,705	$1,545	$928	$12,329
1.01% - 2.00%	437	106	54	7	2	6	612
2.01% - 3.00%	10,266	93	62	60	—	4	10,485
3.01% - 4.00%	8,368	150	—	1	—	—	8,519
4.01% and Above	1,464	80	—	—	—	—	1,544
Renewable beyond 12 months (MYGA)(2)	364	—	—	—	2	—	366
Total discretionary rate setting products	$20,981	$4,807	$3,807	$1,773	$1,549	$938	$33,855
(1)    The table includes contracts acquired as a result of the OneAmerica Financial's acquisition completed in the first quarter of 2025. Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after December 31, 2025 and 2024 on which the Company is required to credit interest above the contractual GMIR for at least the next twelve months.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Balance Sheets is as follows as of the periods indicated:

	Direct	Assumed(1)	Ceded	Total, Net of Reinsurance
December 31, 2025
Assets
Premium receivable	$189	$12	$(241)	$(40)
Reinsurance recoverable, net of allowance for credit losses	—	—	10,753	10,753
Total	$189	$12	$10,512	$10,713

Liabilities
Future policy benefits and contract owner account balances	$45,302	$4,054	$—	$49,356
Total	$45,302	$4,054	$—	$49,356

December 31, 2024
Assets
Premium receivable	$205	$10	$(238)	$(23)
Reinsurance recoverable, net of allowance for credit losses	—	—	11,307	11,307
Total	$205	$10	$11,069	$11,284

Liabilities
Future policy benefits and contract owner account balances	$45,540	$896	$—	$46,436
Total	$45,540	$896	$—	$46,436
(1) As of December 31, 2025, Future policy benefits and contract owner account balances include $3.1 billion of full-service retirement plan contracts assumed related to the acquisition of OneAmerica Financial's full-service retirement plan business.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance in the Consolidated Statements of Operations is as follows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Premiums:
Direct premiums	$3,804	$4,084	$3,599
Reinsurance assumed	35	21	26
Reinsurance ceded	(927)	(929)	(908)
Net premiums	$2,912	$3,176	$2,717

Fee income:
Direct fee income	$2,689	$2,494	$2,303
Reinsurance assumed	109	16	17
Reinsurance ceded	(402)	(397)	(404)
Net fee income	$2,396	$2,113	$1,916

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$4,630	$4,931	$4,322
Reinsurance assumed	140	60	64
Reinsurance ceded	(1,409)	(1,372)	(1,350)
Net interest credited and other benefits to contract owners / policyholders	$3,361	$3,619	$3,036

As part of the Company’s acquisition of the full-service retirement plan business of OneAmerica Financial, as disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements, the Company's wholly owned subsidiary, Voya Retirement Insurance and Annuity Company ("VRIAC"), entered into an indemnity reinsurance agreement with American United Life Insurance Company, a subsidiary of OneAmerica Financial. Under the reinsurance agreement, VRIAC assumed a 100% quota share of fixed and variable annuities, resulting in the Company assuming contract owner account balances of $3.8 billion under a combination indemnity coinsurance and coinsurance with funds withheld, and $20.6 billion of separate account liabilities under a modified coinsurance arrangement. Assumed separate account assets and liabilities are presented on a net basis in the accompanying Consolidated Balance Sheets.

The Company has indemnity reinsurance agreements with Security Life of Denver Company ("SLD") and with a subsidiary of Lincoln National Corporation ("Lincoln"). Under these agreements, SLD and Lincoln contractually assumed certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. Reinsurance recoverable, net of the allowance for credit losses, related to the agreement with SLD was $8.1 billion and $8.6 billion as of December 31, 2025 and 2024, respectively, on the Consolidated Balance Sheets. Reinsurance recoverable, net of the allowance for credit losses, related to the reinsurance agreement with Lincoln was $0.8 billion and $0.9 billion as of December 31, 2025 and 2024, respectively, on the Consolidated Balance Sheets.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of December 31, 2025 and December 31, 2024, the Company had a deposit asset, net of the allowance for credit losses of $0.9 billion and $1.1 billion, respectively, which is reported in Other assets on the Consolidated Balance Sheets. In addition, the Company had a liability for funds withheld under ceded reinsurance agreements of $108 and $103 as of December 31, 2025 and December 31, 2024, respectively, which was recorded in Other liabilities on the Consolidated Balance Sheets. The funds withheld asset related to assumed reinsurance was $0.9 billion as of December 31, 2025, which was recorded in Other assets on the Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

8.     Separate Accounts

The following tables present a rollforward of separate account liabilities for the Retirement stabilizer and deferred annuity business, including a reconciliation to the Consolidated Balance Sheets, for the periods indicated:

	December 31, 2025			December 31, 2024
Retirement	Stabilizer(1)	Deferred Annuity	Total	Stabilizer(1)	Deferred Annuity	Total
Balance at January 1	$6,901	$90,756	$97,657	$7,175	$82,310	$89,485
Premiums and deposits	963	10,758	11,721	891	9,970	10,861
Fee income	(31)	(514)	(545)	(33)	(487)	(520)
Surrenders, withdrawals and benefits	(1,205)	(12,579)	(13,784)	(1,376)	(12,539)	(13,915)
Net transfers (from) to separate accounts	—	(1,574)	(1,574)	—	(1,461)	(1,461)
Investment performance	531	14,298	14,829	244	12,963	13,207
Balance at end of period	$7,159	$101,145	$108,304	$6,901	$90,756	$97,657

Reconciliation to Consolidated Balance Sheets:
Other variable products liabilities			4,703			4,019
Total Separate Account liabilities			$113,007			$101,676
(1) Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Retirement deferred annuity products was $101,123 and $90,734, as of December 31, 2025 and 2024, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts liabilities was as follows for the periods indicated:

	December 31, 2025	December 31, 2024
U.S. Treasury securities and obligations of U.S. government, corporations and agencies	$909	$913
Corporate and foreign debt securities	2,635	2,493
Mortgage-backed securities	2,928	3,087
Equity securities (including mutual funds)	105,331	94,685
Cash, cash equivalents and short-term investments	734	437
Receivable for securities and accruals	470	61
Total	$113,007	$101,676

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

The Company provides its principal products and services through three segments: Retirement, Investment Management and Employee Benefits. The Chief Executive Officer of Voya is the chief operating decision maker ("CODM") who assesses performance and makes final resource allocation decisions for the three reportable segments. The CODM assesses segment performance by measuring Adjusted operating earnings before income taxes against internally developed annual targets, rolling quarterly forecasts, industry peers and investor expectations.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables reconcile Adjusted operating revenues to Total revenues and Adjusted operating earnings before income taxes to Income (loss) before income taxes for the periods indicated:

	Year Ended December 31, 2025
	Reportable Segments
	Retirement	Investment Management	Employee Benefits	Corporate(1)	Total
Revenues:
External customer revenue(2)	$1,594	$957	$3,196	$1	$5,748
Net investment income	1,970	26	160	162	2,318
Net gains (losses)	(166)	1	(4)	39	(130)
Income (loss) related to CIEs	—	250	—	3	253
Intersegment Fee income and elimination	—	86	—	(86)	—
Total revenues					8,189

Adjustments(3)	(57)	(290)	(4)	(100)	(451)
Adjusted operating revenues	3,341	1,030	3,348	19	7,738
Less:
Interest credited and other benefits to contract owners/policyholders	933	—	2,230	—	3,163
Administrative expenses	1,044	739	548	—	2,331
Premium taxes, fees and assessments	—	—	204	—	204
Net commissions	293	—	174	—	467
DAC/VOBA and other intangibles amortization	112	—	40	—	152
Financing costs and preferred dividends	—	—	—	160	160
Other	—	—	—	164	164
Adjusted operating earnings before income taxes including noncontrolling interest	959	291	152	(305)	1,096
Less: Earnings (loss) attributable to the noncontrolling interest	—	65	—	(7)	58
Adjusted operating earnings before income taxes	959	226	152	(299)	1,038
Plus adjustments:
Net investment gains (losses)					(42)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(147)
Income (loss) attributable to noncontrolling interests					79
Dividend payments made to preferred shareholders					41
Other adjustments					(132)
Income (loss) before income taxes					$837
(1) Corporate is not a reportable segment.
(2) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(3) Includes Net investment gains (losses) of $(58), Revenues related to businesses exited or to be exited through reinsurance or divestment of $117, Revenues attributable to noncontrolling interests of $214 and Other adjustments of $179.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2024
	Reportable Segments
	Retirement	Investment Management	Employee Benefits	Corporate(1)	Total
Revenues:
External customer revenue(2)	$1,332	$920	$3,438	$22	$5,712
Net investment income	1,735	20	145	173	2,074
Net gains (losses)	(24)	—	(7)	5	(27)
Income (loss) related to CIEs	—	288	—	3	291
Intersegment Fee income and elimination	—	79	—	(79)	—
Total revenues					8,050

Adjustments(3)	(138)	(325)	1	(101)	(563)
Adjusted operating revenues	2,905	982	3,577	23	7,487
Less:
Interest credited and other benefits to contract owners/policyholders	849	—	2,602	—	3,451
Administrative expenses	897	703	525	—	2,125
Premium taxes, fees and assessments	—	—	186	—	186
Net commissions	255	—	188	—	443
DAC/VOBA and other intangibles amortization	84	—	36	—	120
Financing costs and preferred dividends	—	—	—	162	162
Other	—	—	—	66	66
Adjusted operating earnings before income taxes including noncontrolling interest	820	278	40	(205)	933
Less: Earnings (loss) attributable to the noncontrolling interest	—	65	—	(2)	63
Adjusted operating earnings before income taxes	820	213	40	(203)	870
Plus adjustments:
Net investment gains (losses)					50
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(142)
Income (loss) attributable to noncontrolling interests					75
Dividend payments made to preferred shareholders					41
Other adjustments					(95)
Income (loss) before income taxes					$799
(1) Corporate is not a reportable segment.
(2) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(3) Includes Net investment gains (losses) of $22, Revenues related to businesses exited or to be exited through reinsurance or divestment of $102, Revenues attributable to noncontrolling interests of $243 and Other adjustments of $196.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2023
	Reportable Segments
	Retirement	Investment Management	Employee Benefits	Corporate(1)	Total
Revenues:
External customer revenue(2)	$1,121	$831	$2,948	$60	$4,960
Net investment income	1,807	26	135	191	2,159
Net gains (losses)	(144)	—	(5)	77	(72)
Income (loss) related to CIEs	—	301	—	—	301
Intersegment Fee income and elimination	—	85	—	(85)	—
Total revenues					7,348

Adjustments(3)	(8)	(327)	4	(195)	(526)
Adjusted operating revenues	2,776	916	3,082	48	6,822
Less:
Interest credited and other benefits to contract owners/policyholders	895	—	1,896	—	2,790
Administrative expenses	931	690	506	—	2,127
Premium taxes, fees and assessments	—	—	147	—	147
Net commissions	229	—	186	—	415
DAC/VOBA and other intangibles amortization	90	—	33	—	123
Financing costs and preferred dividends	—	—	—	161	161
Other	—	—	—	96	96
Adjusted operating earnings before income taxes including noncontrolling interest	632	225	315	(208)	964
Less: Earnings (loss) attributable to the noncontrolling interest	—	49	—	(1)	48
Adjusted operating earnings before income taxes	632	177	315	(207)	916
Plus adjustments:
Net investment gains (losses)					(15)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(182)
Income (loss) attributable to noncontrolling interests					104
Dividend payments made to preferred shareholders					36
Other adjustments					(180)
Income (loss) before income taxes					$678
(1) Corporate is not a reportable segment.
(2) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(3) Includes Net investment gains (losses) of $(44), Revenues related to businesses exited or to be exited through reinsurance or divestment of $113, Revenues attributable to noncontrolling interests of $247 and Other adjustments of $210.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	December 31, 2025	December 31, 2024
Retirement	$144,423	$129,058
Investment Management	1,905	1,873
Employee Benefits	3,330	3,490
Corporate	24,749	24,940
Total assets, before consolidation(1)	174,410	159,361
Consolidation of investment entities	4,449	4,528
Total assets	$178,859	$163,889
(1) Includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

10.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's operating segments were as follows:

	Retirement	Investment Management	Employee Benefits	Corporate(1)	Consolidated
Balance as of January 1, 2024	$17	$286	$343	$102	$748
Additions from business combinations	—	—	—	—	—
Balance as of December 31, 2024	17	286	343	102	748
Additions from business combinations(2)	56	—	—	—	56
Balance as of December 31, 2025	$73	$286	$343	$102	$804
(1) Corporate includes goodwill that was acquired by the parent company and not pushed to a subsidiary within the Company’s reportable segments. The carrying value of goodwill within Corporate is allocated to Retirement, Investment Management and Employee Benefits segments as $72, $10 and $20, respectively.
(2) During 2025, the Company recognized goodwill of $56 as a result of the acquisition of OneAmerica Financial's full-service retirement plan business.

During the fourth quarter of 2025, the Company performed its annual goodwill impairment assessment and determined there was no goodwill impairment as of December 31, 2025. There were no accumulated impairments associated with goodwill as of December 31, 2025 and 2024.

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

During the fourth quarter of 2025 and 2024, the Company completed an assessment for recoverability of its definite-lived intangible assets, and determined that the carrying value was recoverable. During 2023, the Company recognized an impairment loss of $33 in relation to management contract rights, which was included in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2023.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives (Years)	December 31, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Management contract rights	N/A	$350	$—	$350	$350	$—	$350
Finite-life intangibles:
Management contract rights(1)	17	131	27	104	131	19	112
Customer relationship lists(2)	16	345	162	183	325	145	180
Trademarks	8	15	6	9	15	4	11
Computer software(3)	5	506	278	228	432	253	179
Total intangible assets		$1,347	$473	$874	$1,253	$421	$832
(1) During the fourth quarter of 2024, $18 of management contracts related to a prior acquisition were derecognized, and the related loss was recorded in Operating expenses in the Consolidated Statements of Operations, and reported in the Investment Management segment.
(2) During 2025, as a result of the acquisition of OneAmerica Financial's full-service retirement plan business, the Company recognized intangible assets of $21, which will be amortized over a weighted average useful life of 13 years.
(3) Fully amortized computer software of $47 was written-off during the year ended December 31, 2025.

Amortization expense related to intangible assets was $103, $96 and $85 for the years ended December 31, 2025, 2024 and 2023, respectively.

The estimated amortization of intangible assets for the next five years are as follows:

Year	Amount
2026	$106
2027	85
2028	51
2029	39
2030	38
11.    Share-based Incentive Compensation Plans

Omnibus Incentive Plans

The Company previously offered equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plans"). On May 23, 2024, the Company's shareholders approved the Voya Financial, Inc. 2024 Omnibus Incentive Plan (the "2024 Omnibus Plan"), which is a successor to the Omnibus Plans, and no further grants shall be made pursuant to the Omnibus Plans. The 2024 Omnibus Plan provides for 8,000,000 shares of common stock to be initially available for issuance as equity-based compensation awards, less one share for every one share granted under the Omnibus Plans after December 31, 2023 and prior to the effective date of the 2024 Omnibus Plan. As of December 31, 2025, common stock reserved and available for issuance under the Omnibus Plans was 6,368,193 shares.

The Omnibus Plans and the 2024 Omnibus Plan permit the granting of a wide range of equity-based awards, including RSUs, which represent the right to receive a number of shares of Company common stock upon vesting; restricted stock, which are shares of Company stock that are issued subject to sale and transfer restrictions until the vesting conditions are met; PSUs, which are RSUs subject to certain performance-based vesting conditions, and under which the number of shares of common stock delivered upon vesting varies with the level of achievement of performance criteria; and stock options. Grants of equity-based awards under the Omnibus Plans and the 2024 Omnibus Plan are approved in advance by the Compensation and Benefits Committee (the "Committee") of the Board of Directors of the Company, and are subject to such terms and conditions as the Committee may determine, including in respect of vesting and forfeiture, subject to certain limitations provided in the Omnibus

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Plans and the 2024 Omnibus Plan. Equity-based awards under the Omnibus Plans and the 2024 Omnibus Plan may carry dividend equivalent rights, pursuant to which notional dividends accumulate on unvested equity awards and are paid, in cash, upon vesting. Except for stock option awards made during 2015 and 2019, awards made under the Omnibus Plans and the 2024 Omnibus Plan, to date, have included dividend equivalent rights. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met.

During each of the years ended December 31, 2025, 2024 and 2023 the Company awarded RSUs and PSUs to its employees under the Omnibus Plans and the 2024 Omnibus Plan. The PSU awards entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 200% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives are determined and approved by the Committee. Except under certain termination conditions, RSUs and PSUs generally vest no earlier than one year from the date of the award and no later than three years from the date of the award. In the case of retirement (eligibility for which is based on the employee's age and years of service as provided in the relevant award agreement), awards vest in full, but subject to the satisfaction of any applicable performance criteria.

In December 2015 and February 2019, the Company also awarded contingent stock options ("2015 Stock Options" and "2019 Stock Options," respectively) under the Omnibus Plans. All outstanding 2015 and 2019 Stock Options are vested as the necessary performance conditions were satisfied.

If an award under the Omnibus Plans or the 2024 Omnibus Plan is forfeited, expired, terminated or otherwise lapses, the shares of Company common stock underlying that award will become available for issuance. Shares withheld by the Company to pay employee taxes for tax liabilities arising from awards other than stock options after December 31, 2023 are also available for reissuance. Shares which are withheld by or tendered to the Company to pay the exercise price of stock options (or are repurchased from an option holder by the Company with proceeds from the exercise of stock options) are not available for reissuance.

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

For the 2015 Stock Options, the Company utilized the simplified method for the expected term calculations. At the time of grant, the Company did not have historical exercises on which to base its own estimate. Additionally, exercise data relating to employees of comparable companies was not easily obtainable. Furthermore, because the Company did not have historical stock prices for a period at least equal to the expected term, the Company estimated expected volatilities were based on the Company's life-to-date historical volatility using a weighted-average consisting 70% of historical peer group volatility and 30% of the historical volatility of the Company common stock. The contractual term for exercising the options is ten years. As of December 31, 2025, there are no 2015 Stock Options outstanding.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The fair value of the TSR component of the PSU awards was estimated using a Monte Carlo simulation. The following is a summary of the significant assumptions used to calculate the fair value of the TSR component of the PSU awards granted during the periods indicated:

	2025	2024	2023
Expected volatility of the Company's common stock	27.54%	27.76%	30.43%
Average expected volatility of peer companies	32.44%	34.00%	41.53%
Expected term (in years)	2.87	2.86	2.85
Risk-free interest rate	4.28%	4.41%	4.42%
Expected dividend yield	—%	—%	—%
Average correlation coefficient of peer companies	56.50%	61.10%	65.80%

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and the 2024 Omnibus Plan for the periods indicated:

	Year Ended December 31,
	2025	2024		2023
RSU awards	$55	$60		$81
PSU awards	18	39		48
Total share-based compensation expense	$73	$99		$129
Income tax benefit	16	25		31
After-tax share-based compensation expense	$57	$74	1	$98

The following table summarizes the unrecognized compensation cost and expected remaining weighted-average period of expense recognition as of December 31, 2025:

	RSU Awards	PSU Awards
Unrecognized compensation cost	$30	$36
Expected remaining weighted-average period of expense recognition (in years)	0.83	1.19

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the 2024 Omnibus Plan for the periods indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	1.9	$67.95	2.2	$63.48
Adjusted for PSU performance factor	—	—	(0.1)	65.46
Granted	0.9	73.75	0.6	78.82
Vested	(0.9)	68.57	(0.5)	64.07
Forfeited	(0.1)	70.75	(0.3)	65.87
Outstanding at December 31, 2025	1.8	$70.48	1.9	$71.43
Awards expected to vest as of December 31, 2025	1.8	$70.48	1.9	$71.43

The weighted-average grant date fair value for RSU awards granted during the years ended December 31, 2025, 2024 and 2023 was $73.75, $67.70 and $70.51, respectively. The weighted-average grant date fair value for PSU awards granted during the

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

years ended December 31, 2025, 2024 and 2023 was $78.82, $59.21 and $66.10, respectively. The total fair value of shares vested for the years ended December 31, 2025, 2024 and 2023 was $103, $104 and $118, respectively.

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	0.8	$45.71	2.7	$19
Granted	—	—
Exercised	(0.3)	39.53
Forfeited	—	—
Outstanding as of December 31, 2025	0.5	$50.03	3.1	$12
Vested, exercisable, as of December 31, 2025	0.5	50.03	3.1	12

The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $11, $13 and $16.

12.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2023	97.8	0.6	97.2
Common Shares issued	9.7	—	9.7
Common Shares acquired - share repurchase	—	5.4	(5.4)
Share-based compensation programs	2.1	0.7	1.4
Treasury Stock retirement	(6.0)	(6.0)	—
Balance, December 31, 2023	103.6	0.7	102.9
Common Shares issued	0.1	—	0.1
Common Shares acquired - share repurchase	—	8.6	(8.6)
Share-based compensation programs	1.9	0.8	1.1
Balance, December 31, 2024	105.6	10.1	95.5
Common Shares issued	0.1	—	0.1
Common Shares acquired - share repurchase	—	2.7	(2.7)
Share-based compensation programs	1.7	0.8	0.9
Balance, December 31, 2025	107.4	13.6	93.8

Dividends declared per share of common stock were as follows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Dividends declared per share of common stock	$1.82	$1.70	$1.20

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
As of December 31, 2025, the aggregate amount remaining under the Company's share repurchase authorization is $562. This share repurchase authorization expires on December 31, 2026 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

The following table presents repurchases of the Company's common stock through share repurchase agreements with third-party financial institutions for the years ended December 31, 2025 and 2024. There were no repurchase agreements for the year ended December 31, 2023.

2025
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

The following table presents repurchases of the Company's common stock pursuant to 10b5-1 plans and through open market repurchases for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Shares of common stock	1,389,099	7,295,206	5,365,303
Payment	$100	$535	$374

Subsequent to December 31, 2025, the Company repurchased approximately 1.2 million shares pursuant to 10b5-1 plans for an aggregate purchase price of $92.

Warrants

On May 7, 2013, the Company issued warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. On May 10, 2023, the warrants were net share settled in accordance with their terms, resulting in the issuance of 9.6 million common shares. No warrants remain outstanding as of December 31, 2025, 2024 and 2023.

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
As of December 31, 2025 and December 31, 2024, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding were as follows:

	December 31, 2025		December 31, 2024
Series	Issued	Outstanding	Issued	Outstanding
7.758% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Year Ended:	Per Share	Aggregate	Per Share	Aggregate
December 31, 2025	$77.58	$25	$53.50	$16
December 31, 2024	77.58	25	53.50	16
December 31, 2023	61.25	20	53.50	16

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2025, there were no preferred stock dividends in arrears.

13.     Earnings per Common Share

The following table presents a reconciliation of Net income and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Year Ended December 31,
Earnings	2025	2024	2023
Net income available to common shareholders:
Net income	$733	$742	$729
Less: Preferred stock dividends	41	41	36
Less: Net income attributable to noncontrolling interest and redeemable noncontrolling interest	79	75	104
Net income available to Voya Financial, Inc.'s common shareholders	$613	$626	$589
Weighted-average common shares outstanding
Basic	95.8	99.2	102.7
Dilutive Effects:
Warrants(1)	—	—	3.3
RSUs	1.0	1.1	1.2
PSUs	0.4	0.7	1.1
Stock Options	0.2	0.4	0.5
Diluted	97.4	101.4	108.8
Net income available to Voya Financial, Inc.'s common shareholders per common share(2)
Basic	$6.40	$6.31	$5.74
Diluted	$6.29	$6.17	$5.42
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

The Company's Principal Insurance Subsidiaries are each required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of its respective state of domicile. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the insurance department of an insurance company's state of domicile, the entire amount or a portion of an insurance company's asset balance can be non-

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

admitted based on the specific rules regarding admissibility. For the years ended December 31, 2025, 2024 and 2023, the Principal Insurance Subsidiaries have no prescribed or permitted practices that materially impact total capital and surplus.

Statutory Net income for the years ended December 31, 2025, 2024 and 2023 and statutory capital and surplus as of December 31, 2025 and 2024 of the Company's Principal Insurance Subsidiaries were as follows:

	Statutory Net Income			Statutory Capital and Surplus
	2025	2024	2023	2025	2024
Subsidiary Name (State of Domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (Connecticut)	$606	$640	$577	$2,150	$2,033
ReliaStar Life Insurance Company ("RLI") (Minnesota)	244	163	401	1,344	1,098

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

The Company's Principal Insurance Subsidiaries domiciled in Connecticut and Minnesota have both created ordinary dividend capacity in 2025. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

Principal Insurance Subsidiaries - Dividends and Return of Capital

The following table summarizes dividends permitted to be paid by the Company's Principal Insurance Subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval, and dividends paid by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Permitted without Approval		Dividends Paid(1)
			Year Ended December 31,
	2026	2025	2025	2024
Subsidiary Name (State of domicile):
VRIAC (Connecticut)	610	562	$394	473
RLI (Minnesota)	268	177	—	402
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

The Voya Retirement Plan (the "Retirement Plan") is a tax qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). Beginning January 1, 2012, the Retirement Plan adopted a cash balance pension formula instead of a final average pay ("FAP") formula, allowing all eligible employees to participate in the Retirement Plan. Participants earn an annual credit equal to 4% of eligible compensation. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the Internal Revenue Service in the preceding August of each year. The annual pay and interest credits are subject to a 3-year cliff vesting schedule.The accrued vested cash pension balance benefit is portable; participants can take it if they leave the Company.

The Company also provides certain supplemental retirement benefits to eligible employees, non-qualified pension plans for insurance sales representatives who have entered into a career agent agreement and certain other individuals. These plans are non-qualified defined benefit plans, which means all benefits are payable from the general assets of the sponsoring company.

The Company also offers deferred compensation plans for employees, including career agents and certain other individuals who meet the eligibility criteria. The Company’s deferred compensation commitment for employees is recorded in Other liabilities on the Consolidated Balance Sheets and totaled $343 and $330 as of December 31, 2025 and 2024, respectively.

Voya Financial, Inc.'s subsidiaries also provide other postretirement and post-employment benefits to certain employees. These are primarily postretirement healthcare and life insurance benefits to retired employees and other eligible dependents and post-employment/pre-retirement plans provided to employees and former employees. The Company's other postretirement benefit obligation and unfunded status totaled $6 and $8 as of December 31, 2025 and 2024, respectively. Additionally, net periodic costs for other postretirement benefits totaled $1 for the years ended December 31, 2025, 2024 and 2023.

Obligations, Funded Status and Net Periodic Benefit Costs

The Company's Retirement Plan was fully funded in compliance with Employee Retirement Income Security Act ("ERISA") guidelines as of December 31, 2024, which is tested annually subsequent to this filing.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets for the years ended December 31, 2025 and 2024 and the discount rate and interest credit rate used in determining pension benefit obligations as of December 31, 2025 and 2024 as well as the funded status of the Company's Plans as of December 31, 2025 and 2024:

	Pension Plans
	2025	2024
Change in benefit obligation:
Benefit obligations, January 1	$1,912	$1,999
Service cost	33	30
Interest cost	109	102
Net actuarial (gains) losses(1)	67	(98)
Benefits paid	(132)	(121)
Benefit obligations, December 31(2)	1,989	1,912

Discount rate	5.63%	5.88%
Interest credit rate	4.25%	3.75%

Change in plan assets:
Fair value of plan net assets, January 1	1,773	1,831
Actual return on plan assets	147	36
Employer contributions	31	28
Benefits paid	(132)	(122)
Fair value of plan net assets, December 31(3)	1,819	1,773
Unfunded status at end of year (4)	$(170)	$(139)
(1) Includes actuarial (gain) loss of $44 and $(110) due to the change in the discount rate for the years ended December 31, 2025 and 2024, respectively. The discount rate decreased 0.25% during 2025 driven by a steepening of the corporate AA yield curve. The discount rate increased 0.60% during 2024 driven by an increase in corporate AA yields.
(2) Includes Retirement Plan benefit obligations of $1,655 and $1,581 as of December 31, 2025 and 2024, respectively, and non-qualified plan benefit obligations of $334 and $331 as of December 31, 2025 and 2024, respectively.
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

The following table summarizes amounts related to the Plans recognized on the Consolidated Balance Sheets as of December 31, 2025 and 2024:

	2025	2024
Amounts recognized in the Consolidated Balance Sheets consist of:(1)
Prepaid benefit cost(2)	$164	$192
Accrued benefit cost(2)	(334)	(331)
Net amount recognized	$(170)	$(139)
(1) Excludes other postretirement benefit obligations of $6 and $8 as of December 31, 2025 and 2024, respectively.
(2) Prepaid benefit cost is included in Other assets on the Consolidated Balance Sheets. Accrued benefit cost is included in Other liabilities on the Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

There were no amounts related to the Plans recognized in AOCI as of December 31, 2025 and 2024.

The following table summarizes information for the Plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of December 31, 2025 and 2024:

	2025	2024
Projected benefit obligation	$334	$331
Accumulated benefit obligation	331	328
Fair value of plan assets	—	—

Components of Net Periodic Benefit Cost

The components of net periodic benefit costs recognized in Operating expenses in the Consolidated Statements of Operations, weighted-average assumptions used in determining net benefit cost of the Plans and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) related to the Plans were as follows for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Net Periodic (Benefit) Costs Recognized in Consolidated Statements of Operations:
Service cost	$33	$30	$24
Interest cost	109	102	103
Expected return on plan assets	(103)	(107)	(100)
Net (gain) loss recognition	24	(26)	(4)
Net periodic (benefit) costs	$63	$(1)	$23

Discount rate	5.88%	5.28%	5.47%
Expected rate of return on plan assets	6.00%	6.00%	5.82%
Interest credit rate	3.75%	3.75%	3.00%

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

The following table summarizes the Company's pension plan’s target allocation range and actual asset allocation by asset category as of December 31, 2025 and 2024:

	Actual Asset Allocation
	2025	2024
Equity securities:
Target allocation range	5%-13%	5%-13%
Large-cap domestic	4.4%	4.3%
Small/Mid-cap domestic	1.0%	0.9%
International commingled funds	3.5%	2.9%
Limited Partnerships	—%	0.1%
Total equity securities	8.9%	8.2%
Fixed maturities:
Target allocation range	83%-87%	83%-87%
U.S. Treasuries, short-term investments, cash and futures	2.5%	2.0%
U.S. Government agencies and authorities	7.0%	4.7%
U.S. corporate, state and municipalities	62.4%	66.8%
Foreign securities	13.1%	12.3%
Total fixed maturities	85.0%	85.8%
Other investments:
Target allocation range	2%-10%	2%-10%
Hedge funds	3.3%	2.9%
Real estate	2.8%	3.1%
Total other investments	6.1%	6.0%
Total	100.0%	100.0%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets by asset class as of December 31, 2025:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Fixed maturities, short-term investments and cash:
Cash and cash equivalents	$26	$5	$—	$—	$31
Short-term investment fund(1)	—	—	—	15	15
U.S. Government securities	125	—	—	—	125
U.S. corporate, state and municipalities	10	1,068	57	—	1,135
Foreign securities	—	218	21	—	239
Total fixed maturities	161	1,291	78	15	1,545

Equity securities:
Total equity securities(2)	19	80	—	69	168

Other investments:
Total other investments(3)	—	—	—	106	106
Total assets	$180	$1,371	$78	$190	$1,819
(1) This category includes common collective trust funds, a short-term investment fund, which invests in a full range of high-quality, short-term money market securities. Participant's redemptions are processed by the following day.
(2)    This category includes assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $31 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $34 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Contributions and redemptions are conducted on a monthly basis as of the last business day of each month with notice required at least six business days before the month-end. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds' maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.
(3) Other investments that use NAV to calculate fair value includes a real estate fund has a balance of $51 and is an actively managed core portfolio of equity real estate, whose performance objective is to outperform the National Council of Real Estate Investment Fiduciaries Open-End Diversified Core ("NFI_ODCE") index and to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period. Redemptions of all or a portion of an investor's units may be redeemed as of the end of a calendar quarter with at least 60 days notice. Other investments also includes a limited partnership with a balance of $55 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts. There are significant redemption restrictions in the limited partnership fund.

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
(1) See footnote 1 to previous table.
(2) Equity securities include two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $26 and Silchester has a fund balance of $26. See footnote 2 to previous table for further information.
(3) Other investments that use NAV to calculate fair value includes a real estate fund has a balance of $52 and a limited partnership with a balance of $48. See footnote 3 to previous table for further information.

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
•Short-term Investment Funds: Short-term investment funds are estimated at NAV. See footnote (1) in fair value hierarchy table above for a description of the fund's redemption policies.
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Expected Future Contributions and Benefit Payments

The following table summarizes the expected benefit payments for the Company's pension plans to be paid for the years indicated:

2026	$144
2027	140
2028	144
2029	148
2030	152
2031-2035	798

The Company expects that it will make a cash contribution of approximately $30 to the non-qualified defined benefit pension plans in 2026.

Defined Contribution Plans

Certain of the Company’s subsidiaries sponsor defined contribution plans. The largest defined contribution plan is the Voya 401(k) Savings Plan (the "Savings Plan"). The assets of the Savings Plan are held in independently administered funds. Substantially all employees of the Company are eligible to participate, other than the Company’s agents. The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax, Roth after-tax and after-tax basis. The Company matches pretax and Roth after-tax contributions, up to a maximum of 6% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. These plans do not give rise to balance sheet provisions, other than relating to short-term timing differences included in Other liabilities. The amount of cost recognized for the defined contribution pension plans for the years ended December 31, 2025, 2024 and 2023 was $57, $51 and $44, respectively, and is recorded in Operating expenses in the Consolidated Statements of Operations.

16.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of AOCI as of the dates indicated:

	As of December 31,
	2025	2024	2023
Fixed maturities, net of impairment	$(1,676)	$(2,553)	$(2,370)
Derivatives(1)	2	66	64
Change in current discount rate	(745)	(787)	(890)
Deferred income tax asset(2)	630	810	794
Total	(1,789)	(2,464)	(2,402)
Pension and other postretirement benefits liability, net of tax	1	2	2
AOCI	$(1,788)	$(2,462)	$(2,400)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of December 31, 2025, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $3. See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	December 31, 2025
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$813	$(171)	$642
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	64	(13)	51
Change in unrealized gains (losses) on available-for-sale securities	877	(184)	693
Derivatives:
Derivatives	(54)	11	(43)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(10)	2	(8)
Change in unrealized gains (losses) on derivatives	(64)	13	(51)
Change in current discount rate	42	(9)	33
Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	—	(1)
Change in pension and other postretirement benefits liability	(1)	—	(1)
Change in AOCI	$854	$(180)	$674

	December 31, 2024
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(208)	$44	$(164)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	26	(5)	21
Change in unrealized gains (losses) on available-for-sale securities	(182)	39	(143)
Derivatives:
Derivatives	18	(4)	14
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(16)	3	(13)
Change in unrealized gains (losses) on derivatives	2	(1)	1
Change in current discount rate	103	(22)	81
Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	—	(1)
Change in pension and other postretirement benefits liability	(1)	—	(1)
Change in AOCI	$(78)	$16	$(62)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2023
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$899	$(189)	$710
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	25	(5)	20
Change in unrealized gains (losses) on available-for-sale securities	924	(194)	730
Derivatives:
Derivatives	(43)	9	(34)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(18)	4	(14)
Change in unrealized gains (losses) on derivatives	(61)	13	(48)
Change in current discount rate	(33)	7	(26)
Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	—	(1)
Change in pension and other postretirement benefits liability	(1)	—	(1)
Change in AOCI	$829	$(174)	$655

17.    Revenue from Contracts with Customers

Financial services and software subscriptions and services revenue is disaggregated by type of service in the following table:

	Year Ended December 31,
	2025	2024	2023
Retirement
Advisory and R&A	$740	$625	$497
Distribution and shareholder servicing	131	133	121
Investment Management
Advisory, asset management and R&A	1,008	1,004	924
Distribution and shareholder servicing	132	153	146
Employee Benefits
R&A	44	26	18
Software subscriptions and services	198	206	205
Corporate
R&A	2	3	28
Total financial services and software subscriptions and services revenue	2,255	2,150	1,939
Revenue from other sources(1)	581	386	304
Total Fee income and Other revenue	$2,836	$2,536	$2,243

(1) Primarily consists of revenue from insurance contracts and financial instruments.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net receivables of $378 and $361 are included in Other assets on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024 contract cost assets were $109 and $105, respectively. For the years ended December 31, 2025, 2024 and 2023 amortization expense of $23, $21 and $20, respectively, were recorded in Operating expenses. The estimated lives of capitalized contract costs typically range from 5 to 15 years. There was no impairment loss in relation to the contract costs capitalized.

18.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Current tax expense (benefit):
Federal	$1	$1	$2
Foreign	1	9	4
State	13	5	5
Total current tax expense (benefit)	15	15	11
Deferred tax expense (benefit):
Federal	95	38	(50)
State	(6)	4	(12)
Total deferred tax expense (benefit)	89	42	(62)
Total income tax expense (benefit)	$104	$57	$(51)

Income before income taxes consisted of the following for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Income:
Domestic	$834	$772	$668
Foreign	3	27	10
Total income before income taxes	$837	$799	$678

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to Income before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S Federal Statutory Rate	$176	21.0%	$168	21.0%	$142	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect	2	0.2%	9	1.1%	(7)	(1.0)%
Foreign Tax Effects	1	0.1%	9	1.1%	4	0.6%
Tax Credits
Foreign tax credits	(20)	(2.4)%	(22)	(2.8)%	(18)	(2.7)%
Research and development tax credits	(5)	(0.6)%	(6)	(0.8)%	(3)	(0.4)%
Nontaxable or Nondeductible Items
Dividends received deduction	(36)	(4.3)%	(49)	(6.1)%	(38)	(5.6)%
Noncontrolling interest	(17)	(2.0)%	(16)	(2.0)%	(22)	(3.3)%
Nontaxable foreign subsidiary gain	—	—%	—	—%	(10)	(1.5)%
Executive compensation disallowed under §162(m)	6	0.7%	6	0.8%	8	1.2%
Other	(1)	(0.1)%	(4)	(0.5)%	(2)	(0.3)%
Other Adjustments
Security Life of Denver Company capital loss carryback(1)	—	—%	(38)	(4.8)%	(92)	(13.6)%
Other	(2)	(0.2)%	—	—%	(13)	(1.9)%
Effective tax rate	$104	12.4%	$57	7.1%	$(51)	(7.5)%
(1) See Other Tax Matters section below

Current Income Tax

The Company had a current income tax receivable of $8 and $12 as of December 31, 2025 and 2024, respectively, which is included in Other assets on the Consolidated Balance Sheets.

The Company had an immaterial amount of net taxes paid for the years ended December 31, 2025, 2024 and 2023.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities were as follows as of the dates indicated:

	December 31,
	2025	2024
Deferred tax assets
Federal and state loss carryforwards	$1,167	$1,421
Net unrealized investment losses	351	522
Compensation and benefits	175	161
Current discount rate	156	165
Tax credits	155	154
Other assets	280	222
Total gross assets before valuation allowance	2,284	2,645
Less: Valuation allowance	75	96
Assets, net of valuation allowance	2,209	2,549
Deferred tax liabilities
Deferred policy acquisition costs	(277)	(324)
Other liabilities	(61)	(91)
Total gross liabilities	(338)	(415)
Net deferred income tax asset	$1,871	$2,134

The following table sets forth the federal, state and credit carryforwards for tax purposes as of the dates indicated:

	December 31,
	2025		2024
Federal net operating loss carryforward	$5,186	(1)	$6,335
State net operating loss carryforward	2,148	(2)	2,412
Credit carryforward	155	(3)	154
(1) Approximately $2,419 of the net operating loss carryforwards ("NOL") are not subject to expiration. $2,767 of the NOLs expire between 2026 and 2037.
(2) Approximately $503 of the NOLs not subject to expiration. $1,645 of the NOLs expire between 2026 and 2045.
(3) Expires between 2026 and 2045.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTA") will not be realized. As of December 31, 2025 and 2024, the Company had a total valuation allowance of $75 and $96, respectively. As of December 31, 2025 and 2024, $198 and $219, respectively, of this valuation allowance was allocated to continuing operations and $(123) was allocated to Other comprehensive income (loss) related to realized and unrealized capital losses at the end of each period.

Significant judgment is required to evaluate the need for a valuation allowance against DTAs. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of December 31, 2025 and 2024, the Company had net unrealized capital losses of $1.7 billion and $2.5 billion, respectively, in AOCI. The Company expects this DTA to be utilized by its hold-to-maturity tax planning strategy. Additionally, income before income taxes available to the Company remained positive for the period. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs in 2025.

The valuation allowance as of December 31, 2025 of $75 was against certain historic state net operating losses that were below more likely than not to be utilized. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of these DTAs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Other Tax Matters

On January 4, 2021, the Company completed a series of transactions pursuant to a Master Transaction Agreement with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of these transactions, Resolution Life US acquired the Company's wholly owned subsidiary, SLD. SLD generated capital losses in the 2023 and 2022 tax years, which are included in the tax return for the Company. The Company recorded a $38 and $92 tax benefit in 2024 and 2023, respectively, resulting in a decrease to the effective tax rate.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits were as follows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$24	$27	$33
Additions (reductions) for tax positions related to current year	—	—	—
Additions (reductions) for tax positions related to prior years	(3)	(3)	(6)
Balance at end of period	$21	$24	$27

Interest and Penalties

The Company recognizes interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of gross accrued interest and penalties on the Company's Consolidated Balance Sheets as of December 31, 2025 and 2024 were immaterial. The Company recognized an immaterial amount of gross interest (benefit) related to unrecognized tax in its Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023.

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

The Company received a partial acceptance letter for the 2024 tax year and does not anticipate any material adjustments to its tax return as filed.

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

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes changes to the Internal Revenue Code. The OBBBA did not have a material impact on the Company's financial statements.

19.    Financing Agreements

Short-term Debt

As of December 31, 2025 and 2024, the Company had $586 and $399, respectively, of short-term borrowings outstanding consisting entirely of the current portion of long-term debt.

Long-term Debt

The following table summarizes the carrying value of the Company’s debt issued or borrowed and outstanding as of December 31, 2025 and 2024:

	Issuer	Maturity	2025	2024
3.976% Senior Notes, due 2025(2)(3)	Voya Financial, Inc.	02/15/2025	$—	$399
3.65% Senior Notes, due 2026(2)(3)	Voya Financial, Inc.	06/15/2026	447	446
5.0% Senior Notes, due 2034(2)(3)	Voya Financial, Inc.	09/20/2034	396	395
5.7% Senior Notes, due 2043(2)(3)	Voya Financial, Inc.	07/15/2043	396	396
4.8% Senior Notes, due 2046(2)(3)	Voya Financial, Inc.	06/15/2046	297	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048(2)(3)(4)	Voya Financial, Inc.	01/23/2048	336	336
7.625% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings Inc.	08/15/2036	79	79
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	1	2
Subtotal			2,104	2,502
Less: Current portion of long-term debt			586	399
Total			$1,518	$2,103
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.
(4) See Junior Subordinated Notes below.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

The aggregate amounts of future principal payments of long-term debt issued by the Company at December 31, 2025 for the next five years and thereafter are $587 in 2026, $13 in 2027, $0 in 2028, $0 in 2029, $0 in 2030 and $1,519 thereafter.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The aggregate amounts of future principal payments of long-term debt issued by Voya Financial, Inc. at December 31, 2025 for the next five years and thereafter are $447 in 2026, $0 in 2027, $0 in 2028, $0 in 2029, $0 in 2030 and $1,440 thereafter.

As of December 31, 2025, the Company was in compliance with its debt covenants.

Loss on Debt Extinguishment

The Company did not incur a loss on debt extinguishment for the years ended December 31, 2025 and 2024. The Company incurred a loss on debt extinguishment of $5 for the year ended December 31, 2023, which was recorded in Interest expense in the Consolidated Statements of Operations. See Junior Subordinated Notes below for additional detail on debt extinguishment.

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

Outstanding junior subordinated notes were as follows as of December 31, 2025:

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

As of December 31, 2025 and 2024, the outstanding principal amount of the Aetna Notes was $218. As of December 31, 2025 and 2024, the amount of collateral required to avoid the payment of a fee to ING Group was $218. As of December 31, 2025 the collateral balance was $229 comprised of a deposit of $229 to a control account with a third-party collateral agent. As of December 31, 2024 the collateral balance was $227, comprised of a deposit of $215 to a control account with a third-party collateral agent and $12 of letter of credit.

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

Under the Facility Agreement, the Company has the right, on one or more occasions, to issue and sell up to $600 of its 6.012% Senior Notes to the Trust in exchange for a corresponding amount of Treasury securities held by the Trust. In consideration for this right, the Company pays the Trust a semi-annual facility fee at a rate of 1.518% per annum on the unexercised portion of the facility. These fees are recorded in Operating expenses in the Consolidated Statements of Operations. The Company also reimburses the Trust for its administrative expenses.

The Company may redeem the notes before maturity at par or, if higher, at a make-whole redemption price, plus accrued and unpaid interest. The P-Caps will be redeemed by the Trust on May 15, 2035, or earlier upon redemption of the 6.012% Senior Notes.

As of December 31, 2025, the Company may issue up to $600 principal amount of its 6.012% Senior Notes to the Trust under the Facility Agreement.

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the years ended 2025, 2024 and 2023 were $1.

As of December 31, 2025, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires May 1, 2028. The facility provides $500 of committed capacity for revolving loan borrowings and letters of credit issuances, including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25. As of December 31, 2025, there were no amounts outstanding as revolving credit borrowings, no amounts of LOCs outstanding and no amounts of swingline loans outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $4.998 billion, which may increase upon any future equity issuances by the Company.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

20.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2039. The Company also currently has finance leases related to office space and service contracts. Right-of-use assets and lease liabilities are reflected in Other assets and Other liabilities, respectively on the Consolidated Balance Sheets.

During the years ended December 31, 2025 and 2024, there were no material impairments on the Company's right-of-use assets associated with leased office space. During the year ended December 31, 2023, the Company recorded an impairment of $14 on its right-of-use assets associated with leased office space, which is included in Operating expenses in the Consolidated Statements of Operations.

The following table presents the lease costs and payments related to operating and finance leases for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Operating lease costs	$23	$26	$22
Finance lease costs	9	11	9
Amortization of the right-of-use assets(1)	6	7	5
Payments for finance lease liabilities	8	10	20
Payments for operating lease liabilities	22	28	26
(1)Included in the finance lease costs.

The future net minimum payments under non-cancelable leases are as follows as of December 31, 2025:

	Operating Leases	Finance Leases
2026	$23	$12
2027	23	12
2028	19	13
2029	14	13
2030	12	13
Thereafter	60	14
Total undiscounted lease payments	151	77
Less: Imputed interest	31	11
Total Lease liabilities	$120	$66

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
As of December 31, 2025, the Company had off-balance sheet commitments to acquire mortgage loans of $138, and purchase limited partnerships and private placement investments of $2,501, of which $399 related to consolidated investment entities.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Insurance Company Guaranty Fund Assessments

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Consolidated Balance Sheets, to be $2 and $3 as of December 31, 2025 and 2024, respectively. The Company has also recorded an asset, which is included in Other assets on the Consolidated Balance Sheets, of $22 and $21 as of December 31, 2025 and 2024, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The fair value of restricted assets were as follows as of December 31, 2025 and 2024:

	2025	2024
Fixed maturity collateral pledged to FHLB(1)	$2,467	$2,007
FHLB restricted stock(2)	83	65
Fixed maturities-state and other deposits	34	35
Cash and cash equivalents	25	21
Securities pledged(3)	1,261	1,523
Total restricted assets	$3,870	$3,651
(1) Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(2) Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $731 and $1,083 as of December 31, 2025 and 2024, respectively. In addition, as of December 31, 2025 and 2024, the Company delivered securities as collateral of $204 and $159, and repurchase agreements of $326 and $281, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston, and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2025 and 2024, the Company had $1,700 and $1,249, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Consolidated Balance Sheets. Assets pledged to the FHLB are reflected in the table above.

Funding Agreement-Backed Notes Program

The Company participates in a Funding Agreement-Backed Notes ("FABN") program, pursuant to which the Company may issue funding agreements to a Delaware special purpose statutory trust (the "Trust") in exchange for proceeds from the Trust’s medium-term note issuances. As of December 31, 2025, the Company had $400 in funding agreements outstanding under the program, which are included in Contract owner account balances on the Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2025, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

Litigation includes Ravarino, et al. v. Voya Financial, Inc., et al. (USDC District of Connecticut, No. 3:21-cv-01658)(filed December 14, 2021). In this putative class action, the plaintiffs allege that the named defendants breached their fiduciary duties of prudence and loyalty in the administration of the Voya 401(k) Savings Plan. The plaintiffs claim that the named defendants did not exercise proper prudence in their management of allegedly poorly performing investment options, including proprietary funds, and passed excessive investment-management and other administrative fees for proprietary and non-proprietary funds onto plan participants. The plaintiffs also allege that the defendants engaged in self-dealing through the inclusion of the Voya Stable Value Option into the plan offerings and by setting the "crediting rate" for participants’ investment in the Stable Value Fund artificially low in relation to Voya’s general account investment returns in order to maximize the spread and Voya’s profits at the participants’ expense. The complaint seeks disgorgement of unjust profits as well as costs incurred. On June 13, 2023, the Court issued a ruling granting in part and denying in part Voya's motion to dismiss. On December 10, 2025, the plaintiffs filed an amended complaint. The Company continues to deny the allegations, which it believes are without merit, and intends to defend the case vigorously.

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
As of December 31, 2025, approximately $98 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $376 and $366 as of December 31, 2025 and 2024, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if Voya remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 6 and 4 CLOs as of December 31, 2025 and 2024, respectively.
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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 11 and 13 partnerships, as of December 31, 2025 and 2024, respectively.

The noncontrolling interest related to these partnerships increased to $1,864 at December 31, 2025 from $1,783 at December 31, 2024. Changes in market value, consolidations, deconsolidations, contributions, and distributions related to these investments in the funds directly impacts the noncontrolling interest component of Shareholders' Equity on the Company's Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by favorable market appreciation in limited partnership investments and an increase in net contributions. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2025 and 2032, paying interest at SOFR, EURIBOR or PRIME plus a spread of up to 8.0% as of December 31, 2024. As of December 31, 2024, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $17. Corporate loans are moved to non-accrual status when the investment defaults. Less than 1.0% of the collateral assets were in default as of December 31, 2024.

The fair values for corporate loans are measured based on the fair value of the CLO notes, as the Company uses the measurement alternative, which allows for the use of the more observable of the fair value of the financial assets and the fair value of the financial liabilities. In the third quarter of 2025, the Company determined that the inputs for measuring financial liabilities are more observable. The corporate loans are classified within Level 2 of the fair value hierarchy, consistent with the classification of the CLO notes. See the description of the fair value process for CLO notes below.

CLO notes: The CLO notes are backed by a diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on SOFR or EURIBOR plus a pre-defined spread, which varies from 0.8% for the more senior tranches to

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

8.8% for the more subordinated tranches. CLO notes mature in 2034 and 2036, and have a weighted average maturity of 10 years as of December 31, 2025. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt. As of December 31, 2025, the unpaid principal balance exceeded the fair value of the CLO notes by approximately $46.

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

As of December 31, 2025 and 2024, certain private equity funds maintained revolving lines of credit of $1,308. The revolving lines of credit are eligible for renewal every three years; all loans bear interest at EURIBOR/SOFR plus 185 - 215 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of December 31, 2025 and 2024, outstanding borrowings amount to $1,029 and $1,153, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - Other liabilities on the Company's Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table shows the fair value hierarchy for assets and liabilities measured on a recurring basis within the Company's consolidated investment entities as of December 31, 2025:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$116	$—	$—	$—	$116
Corporate loans	—	1,350	—	—	1,350
Limited partnerships/corporations	—	—	—	3,142	3,142
Other investments(1)	—	—	43	—	43
VOEs
Cash and cash equivalents	4	—	—	—	4
Other investments(1)	—	—	—	47	47
Total assets	$120	$1,350	$43	$3,189	$4,702
Liabilities
VIEs
CLO notes	$—	$1,134	$—	$—	$1,134
Total liabilities	$—	$1,134	$—	$—	$1,134
(1) VIEs and VOEs - Other investments are reflected in Assets related to consolidated investment entities - Other assets on the Company's Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table shows the fair value hierarchy for assets and liabilities measured on a recurring basis within the Company's consolidated investment entities as of December 31, 2024:

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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the years ended December 31, 2025 and 2024, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

The Company had two and four deconsolidations for the years ended December 31, 2025 and 2024, respectively. Because the Company was no longer deemed to be the primary beneficiary of the VIEs, it no longer had a controlling financial interest in the entities. For deconsolidated investment entities, the Company continues to serve as the general partner and/or investment manager until such entities are fully liquidated.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of December 31, 2025 and December 31, 2024, the Company held $438 and $466 ownership interests, respectively, in unconsolidated CLOs, which also represent the Company's maximum exposure to loss.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

LPs

As of December 31, 2025 and December 31, 2024, the Company held $1,891 and $1,836 ownership interests, respectively, in unconsolidated limited partnerships, which also represent the Company's maximum exposure to loss.

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

Voya Financial, Inc.
Schedule I

Summary of Investments Other than Investments in Affiliates
As of December 31, 2025
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. Treasuries	$663	$614	$614
U.S. Government agencies and authorities	30	31	31
State, municipalities and political subdivisions	606	510	510
U.S. corporate public securities	8,600	7,864	7,864
U.S. corporate private securities	5,748	5,622	5,622
Foreign corporate public securities and foreign governments(1)	2,926	2,778	2,778
Foreign corporate private securities(1)	2,805	2,809	2,809
Residential mortgage-backed securities	4,489	4,344	4,344
Commercial mortgage-backed securities	3,071	2,676	2,676
Other asset-backed securities	2,914	2,903	2,903
Total fixed maturities, including securities pledged	31,852	30,151	30,151
Equity securities	201	201	201
Short-term investments	145	145	145
Mortgage loans on real estate	5,608	5,522	5,577
Policy loans	323	323	323
Limited partnerships/corporations	1,891	1,891	1,891
Derivatives	—	197	197
Other investments	86	86	86
Total investments	$40,106	$38,516	$38,571
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Schedule II
Condensed Financial Information of Parent
Balance Sheets
December 31, 2025 and 2024
(In millions, except share and per share data)

	As of December 31,
	2025	2024
Assets:
Investments:
Equity securities, at fair value	$—	$3
Short-term investments	78	20
Limited partnerships/corporations	6	6
Derivatives	3	14
Investments in subsidiaries	6,363	5,116
Total investments	6,450	5,159
Cash and cash equivalents	155	217
Short-term investments under securities loan agreements, including collateral delivered	—	1
Loans to subsidiaries and affiliates	305	392
Due from subsidiaries and affiliates	3	—
Deferred income taxes	722	819
Other assets	28	6
Total assets	$7,663	$6,594

Liabilities:
Short-term debt	1,054	575
Long-term debt	1,426	1,871
Derivatives	2	22
Due to subsidiaries and affiliates	—	2
Other liabilities	228	119
Total liabilities	$2,710	$2,589

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2025 and 2024)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 107,424,252 and 105,592,281 shares issued as of 2025 and 2024, respectively; 93,842,616 and 95,497,265 shares outstanding as of 2025 and 2024, respectively)	1	1
Treasury stock (at cost; 13,581,636 and 10,095,016 shares as of 2025 and 2024, respectively)	(1,010)	(754)
Additional paid-in capital	6,358	6,266
Accumulated other comprehensive income (loss)	(1,788)	(2,462)
Retained earnings:
Unappropriated	1,392	954
Total Voya Financial, Inc. shareholders' equity	4,953	4,005
Total liabilities and shareholders' equity	$7,663	$6,594
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Operations
For the Year Ended December 31, 2025, 2024 and 2023
(In millions)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Net investment income	$31	$36	$38
Net gains	29	20	65
Other revenue	1	1	27
Total revenues	61	57	130

Expenses:
Interest expense	124	130	130
Operating expenses	26	5	35
Total expenses	150	135	165
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(89)	(78)	(35)
Income tax expense (benefit)	(12)	(18)	(18)
Net income (loss) before equity in earnings of subsidiaries	(77)	(60)	(17)
Equity in earnings of subsidiaries, net of tax	731	727	642
Net income available to Voya Financial, Inc.	654	667	625
Less: Preferred stock dividends	41	41	36
Net income available to Voya Financial, Inc.'s common shareholders	$613	$626	$589
The accompanying notes are an integral part of this Condensed Financial Information.

Condensed Financial Information of Parent
Statements of Comprehensive Income
For the Year Ended December 31, 2025, 2024 and 2023
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income available to Voya Financial, Inc.	$654	$667	$625
Other comprehensive income (loss), after tax	674	(62)	655
Comprehensive income attributable to Voya Financial, Inc.	$1,328	$605	$1,280
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows
For the Year Ended December 31, 2025, 2024 and 2023
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income available to Voya Financial, Inc.	$654	$667	$625
Adjustments to reconcile Net income available to Voya Financial, Inc. to Net cash provided in operating activities:
Equity in earnings of subsidiaries	(731)	(727)	(642)
Dividends from subsidiaries	435	861	1,057
Deferred income tax expense	102	37	54
Net gains	(29)	(20)	(65)
Change in:
Other receivables and asset accruals	(22)	1	5
Due to/from subsidiaries and affiliates	65	106	108
Other payables and accruals	(26)	(12)	—
Other, net	3	(2)	(7)
Net cash provided in operating activities	451	911	1,135

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of limited partnerships/corporations	—	—	53
Proceeds from the sale, maturity, disposal or redemption of fixed maturities	174	6	—
Acquisition of:
Fixed maturities	(174)	—	—
Equity securities	—	—	(3)
Short-term investments, net	(58)	(7)	(13)
Derivatives, net	10	29	19
Maturity (issuance) of short-term intercompany loans, net	87	(99)	(203)
Capital contributions to subsidiaries	(75)	(60)	(8)
Payments for business acquisitions, net of cash acquired	(50)	—	(584)
Collateral received (delivered), net	1	(10)	15
Other, net	—	—	(94)
Net cash used in investing activities	(85)	(141)	(818)
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows (Continued)
For the Year Ended December 31, 2025, 2024 and 2023
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Financing Activities:
Proceeds from issuance of debt with maturities of more than three months	—	397	400
Repayment of debt with maturities of more than three months	(400)	—	(393)
Payment for debt issuance costs	(6)	—	—
Net proceeds from (repayments of) short-term loans to subsidiaries	431	(269)	250
Proceeds from issuance of common stock, net	5	6	—
Share-based compensation	(43)	(44)	(47)
Common stock acquired - Share repurchase	(200)	(640)	(369)
Dividends paid on common stock	(174)	(168)	(125)
Dividends paid on preferred stock	(41)	(41)	(36)
Net cash used in financing activities	(428)	(759)	(320)
Net increase (decrease) in cash and cash equivalents	(62)	11	(3)
Cash and cash equivalents, beginning of period	217	206	209
Cash and cash equivalents, end of period	$155	$217	$206

Supplemental cash flow information:
Income taxes paid, net	$2	$5	$4
Interest paid	126	110	111
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

The following table summarizes the carrying value of Voya Financial, Inc.'s loans to subsidiaries for the periods indicated:

			As of December 31,
Subsidiaries	Rate	Maturity Date	2025	2024
Voya Institutional Plan Services, LLC	4.50%	01/02/2025	$—	$43
Voya Institutional Plan Services, LLC	3.91%	01/02/2026	42	—
Voya Investment Management LLC	4.57%	01/30/2025	—	50
Voya Investment Management LLC	3.77%	01/12/2026	45	—
Voya Services Company	3.91%	01/02/2026	217	—
Voya Services Company	4.50%	01/02/2025	—	224
Voya Special Investments, Inc.	3.80%	01/12/2026	1	—
Voya Payroll Management, Inc.	4.50%	01/02/2025	—	2
Voya Holdings Inc.	4.57%	01/30/2025	—	5
ReliaStar Life Insurance Company	4.50%	01/02/2025	—	68
Total			$305	$392

Interest income earned on loans to subsidiaries was $21, $24 and $18 for the years ended December 31, 2025, 2024 and 2023, respectively. Interest income is included in Net investment income in the Condensed Statements of Operations.

3.    Financing Agreements

Debt Securities

The following table summarizes Voya Financial, Inc.'s short-term debt borrowings for the periods indicated:

	As of December 31,
	2025	2024
Intercompany financing - Subsidiaries	$607	$176
Current portion of long-term debt	447	399
Total	$1,054	$575

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

Intercompany financing

Under the reciprocal loan agreements with subsidiaries, interest is charged at the prevailing market interest rate for similar third-party borrowings for securities.

As of December 31, 2025 and 2024, Voya Financial, Inc. was in compliance with its debt covenants. See the Financing Agreements Note to the Consolidated Financial Statements for further information regarding long-term debt and the five-year maturities of long-term debt.

Credit Facilities

Voya Financial, Inc. uses credit facilities for contingent liquidity to be used as needed for general business purposes. As of December 31, 2025, unsecured and committed facilities totaled $500. As of December 31, 2025, there were no amounts outstanding. Total fees associated with credit facilities in 2025, 2024 and 2023 were $1.

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

As of December 31, 2025 and 2024 Voya Financial, Inc. had neither recognized any asset or liability nor been required to perform under any intercompany indemnification or guarantee agreement.

4.    Returns of Capital and Dividends

Voya Financial, Inc. received returns of capital and dividends from the following subsidiaries for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Voya Holdings Inc.	$422	$861	$1,057
Voya Global Services Private Limited	13	—	—
Total	$435	$861	$1,057

5.    Income Taxes

As of December 31, 2025 and 2024, Voya Financial, Inc. held deferred tax assets related to loss and credit carryforwards, some of which have not been realized by its subsidiaries but have been reimbursed to the subsidiaries by Voya Financial, Inc. pursuant to the intercompany tax sharing agreement. The total deferred tax assets were primarily comprised of federal net operating loss, state net operating loss and credit carryforwards.

Valuation allowances have been applied to a portion of the state deferred tax assets as of December 31, 2025 and 2024. Character, amount and estimated expiration date of the carryforwards and the related allowances are disclosed in the Income Taxes Note to the Consolidated Financial Statements.

As of December 31, 2025 and 2024, Voya Financial, Inc. has recognized deferred tax assets of $722 and $819, respectively, primarily related to federal net operating loss carryforwards.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2025 and 2024, Voya Financial, Inc. had a current income tax receivable of $22 and $4, respectively.

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

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
As of December 31, 2025 and 2024
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Contract Owner Account Balances	Unearned Premiums(1)
2025
Retirement	$1,387	$32,973	$—
Investment Management	—	—	—
Employee Benefits	240	2,304	—	*
Corporate	774	14,079	—
Total	$2,401	$49,356	$—
2024
Retirement	$1,044	$30,090	$—
Investment Management	—	—	—
Employee Benefits	234	2,444	—	*
Corporate	870	13,902	—
Total	$2,148	$46,436	$—
(1) Represents unearned premiums associated with short-duration products of the Company's accident and health business.
*Less than $1

Supplementary Insurance Information
Years Ended December 31, 2025, 2024 and 2023
(In millions)

Segment	Net Investment Income (1)(2)	Premiums and Fee Income (1)(2)	Interest Credited and Other Benefits to Contract Owners	Amortization of DAC and VOBA	Other Operating Expenses(1)(2)	Premiums Written (Excluding Life)
2025
Retirement	$1,970	$1,406	$919	$110	$1,441	$—
Investment Management	26	992	—	—	847	—
Employee Benefits	160	2,982	2,230	40	970	2,222
Corporate	162	(72)	212	99	189	—
Total	$2,318	$5,308	$3,361	$249	$3,447	$2,222
2024
Retirement	$1,735	$1,151	$834	$83	$1,261	$—
Investment Management	20	953	—	—	865	—
Employee Benefits	145	3,225	2,602	36	951	2,462
Corporate	174	(40)	183	104	5	—
Total	$2,074	$5,289	$3,619	$223	$3,082	$2,462
2023
Retirement	$1,807	$1,007	$872	$88	$1,242	$—
Investment Management	26	903	—	—	855	—
Employee Benefits	135	2,748	1,895	33	903	2,120
Corporate	191	(25)	269	109	96	—
Total	$2,159	$4,633	$3,036	$230	$3,096	$2,120
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

Voya Financial, Inc.
Schedule IV

Reinsurance
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	Direct	Assumed	Ceded	Net	Percentage of Assumed to Net
2025
Life insurance in force	$570,275	$10,649	$311,591	$269,333	4.0%

Premiums:
Life insurance	$1,138	$34	$490	$682	5.0%
Accident and health insurance	2,643	—	422	2,221	—%
Annuity contracts	23	1	15	9	11.1%
Total premiums	$3,804	$35	$927	$2,912	1.2%

2024
Life insurance in force	$583,218	$4,671	$328,594	$259,295	1.8%

Premiums:
Life insurance	$1,209	$21	$530	$700	3.0%
Accident and health insurance	2,847	—	388	2,459	—%
Annuity contracts	28	—	11	17	—%
Total premiums	$4,084	$21	$929	$3,176	0.7%

2023
Life insurance in force	$596,806	$4,963	$346,714	$255,055	1.9%

Premiums:
Life insurance	$1,188	$25	$571	$642	3.9%
Accident and health insurance	2,359	—	323	2,036	—%
Annuity contracts	52	1	14	39	2.6%
Total premiums	$3,599	$26	$908	$2,717	1.0%

Voya Financial, Inc.
Schedule V

Valuation and Qualifying Accounts
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	Balance at January 1,	Charged to Costs and Expenses	Write-offs/ Payments/ Other	Balance at December 31,
2025
Valuation allowance on deferred tax assets(1)	$96	$(21)	$—	$75
Allowance for credit losses on mortgage loans on real estate(2)	24	18	(11)	31
Allowance for credit losses on available-for-sale fixed maturity securities(2)	38	11	(23)	26
Allowance for credit losses on reinsurance recoverable	16	—	—	16
Allowance for credit losses on deposit asset	1	(1)	—	—
2024
Valuation allowance on deferred tax assets(1)	$95	$1	$—	$96
Allowance for credit losses on mortgage loans on real estate(2)	26	1	(3)	24
Allowance for credit losses on available-for-sale fixed maturity securities(2)	17	22	(1)	38
Allowance for credit losses on reinsurance recoverable	28	(12)	—	16
Allowance for credit losses on deposit asset	1	—	—	1
2023
Valuation allowance on deferred tax assets(1)	$70	$(1)	$26	$95
Allowance for credit losses on mortgage loans on real estate(2)	18	11	(3)	26
Allowance for credit losses on available-for-sale fixed maturity securities(2)	12	10	(5)	17
Allowance for credit losses on reinsurance recoverable	32	(4)	—	28
Allowance for credit losses on deposit asset	1	—	—	1
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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic filings with the Securities and Exchange Commission ("SEC") is made known to them in a timely manner.

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
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 pertaining to financial reporting in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, Voya Financial, Inc. has maintained effective internal control over financial reporting as of December 31, 2025.

Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management's assessment of and conclusion on the effectiveness of internal control over financial reporting for 2025 did not include the internal controls of the OneAmerica Financial, Inc. full-service retirement plan business ("OneAmerica Acquired Business"), which was acquired on January 2, 2025. The OneAmerica Acquired Business is included in the 2025 Consolidated Financial Statements of the Company, and constituted 4% of total revenues and 2% of total assets for the year ended December 31, 2025. We are in the process of integrating the OneAmerica Acquired Business into our internal control structure.

Attestation Report of the Company's Registered Public Accounting Firm

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued their attestation report on management's internal control over financial reporting which is set forth below.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Voya Financial, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Voya Financial, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Voya Financial, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OneAmerica, which is included in the 2025 consolidated financial statements of the Company and constituted 2% of total assets as of December 31, 2025 and 4% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of OneAmerica.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
February 20, 2026

Item 9B. Other Information

During the three months ended December 31, 2025, none of the Company's directors and officers (as defined in Rule 16a-1(f)) adopted or terminated any trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2025, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

(shares in millions)	2024 Omnibus Plan(2)	2019 Omnibus Plan(2)
Authorized for issuance	7.9	7.2
Issued and reserved for issuance of outstanding:
RSUs	0.9	4.2
PSUs(1)	0.6	3.0
Shares available for issuance	6.4	—
(1) PSUs awarded under the Omnibus Plans entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 200% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions.
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

The other information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference to the definitive Proxy Statement relating to the Company's 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company's 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

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
Schedule III - Supplementary Insurance Information
Schedule IV - Reinsurance
Schedule V - Valuation and Qualifying Accounts

All other provisions for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

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

10.04
Fourth Amended and Restated Revolving Credit Agreement dated as of May 1, 2023, among Voya Financial, Inc., Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 4, 2023)

10.05
Account Control Agreement, dated as of February 8, 2018, by and between Voya Retirement Insurance and Annuity Company, Federal Home Loan Bank of Boston, and The Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018 (File No. 001-35897) filed on May 2, 2018)

10.06
Advances, Collateral Pledge and Security Agreement, dated as of February 8, 2018, by and between Voya Retirement Insurance and Annuity Company and the Federal Home Loan Bank of Boston (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018 (File No. 001-35897) filed on May 2, 2018)

10.07
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

10.13
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
10.15
Master Claim Agreement, dated April 17, 2012, between ING Groep N.V., ING America Insurance Holdings, Inc. and ING Insurance Eurasia N.V. (incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.16
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 5, 2013)

10.17+
Amended and Restated Voya Retirement Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 22, 2019)

10.18+
Voya Deferred Compensation Savings Plan, Amended and Restated Effective as of January 1, 2020 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2020)

10.19+	Form of Voya Financial, Inc. Severance Plan for Senior Managers (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2025)
10.20+
Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)

10.21+
Form of Award Agreement under the Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2020)

10.22+	Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 9, 2019)
10.23**
Master Agreement for Outsourced Services between Voya Services Company and Cognizant Worldwide Limited dated as of July 31, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 1, 2017)

10.24
Amended and Restated Limited Liability Company Agreement of VIM Holdings LLC dated as of July 25, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed August 4, 2022)

10.25+	Offer Letter to Heather Lavallee, dated December 21, 2022 (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 24, 2023)
10.26+
Form of Executive Chairman 2023 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 4, 2023)

10.27+
Form of Executive Officer 2023 Award Agreement under the Voya Financial, Inc. 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 4, 2023)

10.28+
Form of 2024 Executive Officer Award Agreement pursuant to the Voya Financial 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 6, 2024)

10.29+
Form of 2024 Award Agreement pursuant to the Voya Financial 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 6, 2024)

10.30+
Form of 2024 Chairman Award Agreement pursuant to the Voya Financial 2019 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 6, 2024)

10.31+	Voya Financial, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file No. 001-35897) filed on August 1, 2024)
10.32+
Form of 2025 Executive Officer Award Agreement pursuant to the Voya Financial 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 8, 2025)

10.33+
Form of 2025 Award Agreement pursuant to the Voya Financial 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 8, 2025)

Exhibit No.	Description of Exhibit
10.34+
Strategic Advisor Agreement between Voya Financial, Inc. and Donald Templin, dated February 20, 2025 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2025)

19.1	Voya Financial Personal Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2025)
21.1*	List of Subsidiaries of Voya Financial, Inc.
23.1*	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Heather H. Lavallee, Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Michael R. Katz, Chief Financial Officer
32.1*	Section 1350 Certification of Heather H. Lavallee, Chief Executive Officer
32.2*	Section 1350 Certification of Michael R. Katz, Chief Financial Officer
97	Voya Financial Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 21, 2025)
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

February 20, 2026			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature below constitutes and appoints Heather H. Lavallee, Michael R. Katz, and Trevor Ogle as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures		Title	Date

By:	/s/	Heather H. Lavallee	Director and Chief Executive Officer (Principal Executive Officer)	February 20, 2026
Heather H. Lavallee

By:	/s/	Lynne Biggar	Director	February 20, 2026
Lynne Biggar

By:	/s/	Stephen Bowman	Director	February 20, 2026
Stephen Bowman

By:	/s/	Yvette Butler	Director	February 20, 2026
Yvette Butler

By:	/s/	Jane P. Chwick	Director	February 20, 2026
Jane P. Chwick

By:	/s/	Kathleen DeRose	Director	February 20, 2026
Kathleen DeRose

By:	/s/	Hikmet Ersek	Director	February 20, 2026
Hikmet Ersek

By:	/s/	Ruth Ann M. Gillis	Director	February 20, 2026
Ruth Ann M. Gillis

By:	/s/	Robert Leary	Director	February 20, 2026
Robert Leary

By:	/s/	Aylwin Lewis	Director	February 20, 2026
Aylwin Lewis

By:	/s/	William Mullaney	Director	February 20, 2026
William Mullaney

By:	/s/	Joseph V. Tripodi	Director	February 20, 2026
Joseph V. Tripodi

By:	/s/	Michael R. Katz	Chief Financial Officer (Principal Financial Officer)	February 20, 2026
Michael R. Katz

By:	/s/	Tony D. Oh	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 20, 2026
Tony D. Oh

