Form 10-Q
period 2026-03-31
Voya Financial, Inc.
filed 2026-05-07
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2026, 90,666,315 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended March 31, 2026

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market and geopolitical risks (including war and terrorism), including general economic conditions, impacts of a U.S. government shutdown, tariffs imposed or proposed by the U.S. or foreign governments and our ability to manage such risks; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through dividends from our subsidiaries or lending programs; (iii) strategic and business risks, including our ability to maintain market share, achieve desired results from our acquisitions and dispositions, adapt to disruptive technology or innovations, or otherwise manage our third-party relationships; (iv) investment risks, including the ability to achieve desired returns and liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; and (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties" in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
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

PART I.    FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	March 31, 2026	December 31, 2025
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $28,612 and $28,724 as of 2026 and 2025, respectively; net of allowance for credit losses of $33 and $26 as of 2026 and 2025, respectively)	$26,646	$27,150
Fixed maturities, at fair value using the fair value option	1,695	1,740
Equity securities, at fair value	193	201
Short-term investments	218	145
Mortgage loans on real estate (net of allowance for credit losses of $30 and $31 as of 2026 and 2025, respectively)	5,634	5,577
Policy loans	316	323
Limited partnerships/corporations	1,919	1,891
Derivatives	203	197
Other investments	90	86
Securities pledged (amortized cost of $1,334 and $1,388 as of 2026 and 2025, respectively)	1,210	1,261
Total investments	38,124	38,571
Cash and cash equivalents	969	1,228
Short-term investments under securities loan agreements, including collateral delivered	1,004	984
Accrued investment income	426	414
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $15 and $16 as of 2026 and 2025, respectively)	10,609	10,713
Deferred policy acquisition costs ("DAC") and Value of business acquired ("VOBA")	2,364	2,401
Deferred income taxes	1,911	1,871
Goodwill	804	804
Other intangibles, net	864	874
Other assets (net of allowance for credit losses of $0 as of 2026 and 2025)	3,121	3,167
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	2,971	3,142
Cash and cash equivalents	121	120
Corporate loans, at fair value using the fair value option	1,488	1,350
Other assets	190	213
Assets held in separate accounts	108,467	113,007
Total assets	$173,433	$178,859

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	March 31, 2026	December 31, 2025
Liabilities:
Future policy benefits	$8,790	$8,982
Contract owner account balances	40,238	40,374
Payables under securities loan and repurchase agreements, including collateral held	1,218	1,273
Short-term debt	587	586
Long-term debt	1,913	1,518
Derivatives	262	282
Other liabilities	2,645	3,210
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	1,173	1,134
Other liabilities	1,434	1,454
Liabilities related to separate accounts	108,467	113,007
Total liabilities	$166,727	$171,820

Commitments and Contingencies (Note 18)

Mezzanine equity:
Redeemable noncontrolling interest	$226	$222

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2026 and 2025)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 108,408,962 and 107,424,252 shares issued as of 2026 and 2025, respectively; 92,407,886 and 93,842,616 shares outstanding as of 2026 and 2025, respectively)	1	1
Treasury stock (at cost; 16,001,076 and 13,581,636 shares as of 2026 and 2025, respectively)	(1,188)	(1,010)
Additional paid-in capital	6,395	6,358
Accumulated other comprehensive income (loss)	(2,061)	(1,788)
Retained earnings:
Unappropriated	1,511	1,392
Total Voya Financial, Inc. shareholders' equity	4,658	4,953
Noncontrolling interest	1,822	1,864
Total shareholders' equity	6,480	6,817
Total liabilities, mezzanine equity and shareholders' equity	$173,433	$178,859

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Net investment income	$569	$560
Fee income	604	570
Premiums	744	737
Net gains (losses)	(45)	(34)
Other revenue	109	104
Income related to CIEs:
Net investment income	50	32
Total revenues	2,031	1,969
Benefits and expenses:
Policyholder benefits	564	579
Interest credited to contract owner account balances	255	256
Operating expenses	848	824
Net amortization of DAC and VOBA	65	62
Interest expense	29	32
Operating expenses related to CIEs:
Interest expense	32	35
Other expense	8	8
Total benefits and expenses	1,801	1,796
Income before income taxes	230	173
Income tax expense	35	22
Net income	195	151
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	13	(5)
Net income available to Voya Financial, Inc.	182	156
Less: Preferred stock dividends	17	17
Net income available to Voya Financial, Inc.'s common shareholders	$165	$139

Net income available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$1.78	$1.45
Diluted	$1.75	$1.42

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net income	$195	$151
Other comprehensive income (loss), before tax:
Change in current discount rate	32	12
Unrealized gains (losses) on investments	(377)	344
Other comprehensive income (loss), before tax	(345)	356
Income tax expense (benefit) related to items of other comprehensive income (loss)	(72)	75
Other comprehensive income (loss), after tax	(273)	281
Comprehensive income (loss)	(78)	432
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	13	(5)
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(91)	$437

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2026 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2026	$1	$(1,010)	$6,358	$(1,788)	$1,392	$4,953	$1,864	$6,817	$222
Comprehensive income (loss):
Net income	—	—	—	—	182	182	4	186	9
Other comprehensive income (loss), after tax	—	—	—	(273)	—	(273)	—	(273)	—
Total comprehensive income (loss)						(91)	4	(87)	9
Common stock issuance	—	—	3	—	—	3	—	3	—
Common stock acquired - Share repurchase	—	(151)	—	—	—	(151)	—	(151)	—
Dividends on preferred stock	—	—	—	—	(17)	(17)	—	(17)	—
Dividends on common stock	—	—	—	—	(44)	(44)	—	(44)	—
Share-based compensation	—	(27)	34	—	(1)	6	—	6	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	(1)	(1)	(46)	(47)	(5)
Balance as of March 31, 2026	$1	$(1,188)	$6,395	$(2,061)	$1,511	$4,658	$1,822	$6,480	$226

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

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(36)	$(179)
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,072	2,477
Equity securities	26	48
Mortgage loans on real estate	174	135
Limited partnerships/corporations	74	51
Acquisition of:
Fixed maturities	(2,127)	(2,401)
Equity securities	(21)	(9)
Mortgage loans on real estate	(228)	(257)
Limited partnerships/corporations	(55)	(75)
Short-term investments, net	(73)	(3)
Derivatives, net	18	(55)
Sales from CIEs	464	372
Purchases within CIEs	(640)	(462)
Collateral received (delivered), net	(71)	185
Receipts on deposit asset contracts	27	33
Cash and cash equivalents acquired from business acquisitions, net of cash paid (1)	—	224
Other, net	8	(18)
Net cash provided by (used in) investing activities	(352)	245
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,033	1,060
Maturities and withdrawals from investment contracts	(1,332)	(1,515)
Proceeds from issuance of long-term debt, net	395	—
Repayments of long-term debt, including current maturities	—	(400)
Borrowings of CIEs	427	208
Repayments of borrowings of CIEs	(447)	(294)
Contributions from (distributions to) participants in CIEs, net	438	486
Proceeds from issuance of common stock, net	3	3
Common stock acquired - Share repurchase	(150)	—
Dividends paid on preferred stock	(17)	(17)
Dividends paid on common stock	(44)	(43)
Contingent consideration paid	(129)	(34)
Other, net	(47)	(24)
Net cash provided by (used in) financing activities	130	(570)
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	(258)	(504)
Cash and cash equivalents, including cash in CIEs, beginning of period	1,348	1,514
Cash and cash equivalents, including cash in CIEs, end of period	$1,090	$1,010
(1) Includes $274 of cash equivalents received in 2025 as part of the OneAmerica acquisition.
	March 31, 2026	December 31, 2025
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents	$969	$1,228
Cash and cash equivalents in CIEs	121	120
Total cash and cash equivalents, including cash in CIEs	$1,090	$1,348

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

On January 2, 2025, the Company completed the acquisition of the full-service retirement plan business of OneAmerica Financial through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to the Company's full-service business in Retirement, including incremental assets in emerging and mid-market segments, employee stock ownership plan capabilities and new distribution partnerships. The purchase consideration included $50 in cash paid at closing and contingent consideration based on plan persistency and transition incentives. During the first quarter of 2026, the Company paid $129 of contingent consideration, with up to $20 remaining payable later in 2026 based on the achievement of transition incentives.

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

The accompanying Condensed Consolidated Financial Statements are unaudited and reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2026:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$685	$1	$58	$—	$—	$628
U.S. Government agencies and authorities	30	1	—	—	—	31
State, municipalities and political subdivisions	559	—	95	—	—	464
U.S. corporate public securities	8,829	115	1,019	—	—	7,925
U.S. corporate private securities	5,708	46	239	—	11	5,504
Foreign corporate public securities and foreign governments(1)	2,882	35	239	—	2	2,676
Foreign corporate private securities(1)	2,883	41	64	—	8	2,852
Residential mortgage-backed securities	4,338	41	207	—	—	4,172
Commercial mortgage-backed securities	2,882	4	402	—	—	2,484
Other asset-backed securities	2,845	19	37	—	12	2,815
Total fixed maturities, including securities pledged	31,641	303	2,360	—	33	29,551
Less: Securities pledged	1,334	—	124	—	—	1,210
Total fixed maturities	$30,307	$303	$2,236	$—	$33	$28,341
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2025:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$663	$2	$51	$—	$—	$614
U.S. Government agencies and authorities	30	1	—	—	—	31
State, municipalities and political subdivisions	606	—	96	—	—	510
U.S. corporate public securities	8,600	177	913	—	—	7,864
U.S. corporate private securities	5,748	86	203	—	9	5,622
Foreign corporate public securities and foreign governments(1)	2,926	69	215	—	2	2,778
Foreign corporate private securities(1)	2,805	61	49	—	8	2,809
Residential mortgage-backed securities	4,489	54	200	1	—	4,344
Commercial mortgage-backed securities	3,071	6	401	—	—	2,676
Other asset-backed securities	2,914	27	31	—	7	2,903
Total fixed maturities, including securities pledged	31,852	483	2,159	1	26	30,151
Less: Securities pledged	1,388	—	127	—	—	1,261
Total fixed maturities	$30,464	$483	$2,032	$1	$26	$28,890
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2026, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$907	$906
After one year through five years	3,595	3,556
After five years through ten years	3,824	3,769
After ten years	13,250	11,849
Mortgage-backed securities	7,220	6,656
Other asset-backed securities	2,845	2,815
Fixed maturities, including securities pledged	$31,641	$29,551

As of March 31, 2026 and December 31, 2025, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholders' equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending Program

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	March 31, 2026	December 31, 2025
U.S. Treasuries	$57	$52
U.S. corporate public securities	480	495
Short-term investments and cash equivalents	31	16
Foreign corporate public securities and foreign governments	231	199
Total(1)	$799	$762
(1) As of March 31, 2026 and December 31, 2025, liabilities to return cash collateral were $766 and $726, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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

Allowance for credit losses

The following tables presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the periods presented:

	Three Months Ended March 31, 2026
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$9	$—	$2	$8	$7	$26
Credit losses on securities for which credit losses were not previously recorded	—	—	—	—	3	3
Reductions for securities sold during the period	—	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	2	—	—	—	2	4
Balance as of March 31	$11	$—	$2	$8	$12	$33

	Year Ended December 31, 2025
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$6	$17	$2	$9	$4	$38
Credit losses on securities for which credit losses were not previously recorded	9	—	—	—	3	12
Reductions for securities sold during the period	(6)	(17)	—	—	—	(23)
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	(1)	—	(1)
Balance as of December 31	$9	$—	$2	$8	$7	$26

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

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of March 31, 2026
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$282	$7	$287	$51	$569	$58
State, municipalities and political subdivisions	4	—	450	95	454	95
U.S. corporate public securities	1,445	68	4,136	951	5,581	1,019
U.S. corporate private securities	1,071	17	2,100	222	3,171	239
Foreign corporate public securities and foreign governments	665	12	1,091	227	1,756	239
Foreign corporate private securities	667	7	960	57	1,627	64
Residential mortgage-backed	595	7	997	200	1,592	207
Commercial mortgage-backed	96	—	2,034	402	2,130	402
Other asset-backed	772	9	242	28	1,014	37
Total	$5,597	$127	$12,297	$2,233	$17,894	$2,360

	As of December 31, 2025
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$257	$4	$291	$47	$548	$51
State, municipalities and political subdivisions	4	—	493	96	497	96
U.S. corporate public securities	568	42	4,282	871	4,850	913
U.S. corporate private securities	348	4	2,334	199	2,682	203
Foreign corporate public securities and foreign governments	163	4	1,247	211	1,410	215
Foreign corporate private securities	70	1	1,118	48	1,188	49
Residential mortgage-backed	244	2	1,170	198	1,414	200
Commercial mortgage-backed	75	1	2,243	400	2,318	401
Other asset-backed	251	3	260	28	511	31
Total	$1,980	$61	$13,438	$2,098	$15,418	$2,159

As of March 31, 2026 and December 31, 2025, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

As of March 31, 2026, the weighted average duration of the Company's fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

Evaluating Securities for Intent Impairments

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses. For the three months ended March 31, 2026 and March 31, 2025, intent impairments were $4 and $19, respectively.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three months ended March 31, 2026 and 2025, the Company had no material debt modifications that require such disclosure.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of March 31, 2026 and December 31, 2025, respectively.

	As of March 31, 2026
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2026	$68	$114	$28	$—	$—	$210
2025	394	489	72	20	—	975
2024	200	123	18	—	—	341
2023	73	199	—	—	—	272
2022	249	224	77	3	—	553
Prior	2,935	322	37	17	2	3,313
Total	$3,919	$1,471	$232	$40	$2	$5,664

	As of December 31, 2025
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2025	$387	$489	$92	$—	$—	$968
2024	180	147	18	—	—	345
2023	90	203	—	—	—	293
2022	249	254	85	—	—	588
2021	227	185	37	17	—	466
Prior	2,783	163	—	—	2	2,948
Total	$3,916	$1,441	$232	$17	$2	$5,608

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of March 31, 2026 and December 31, 2025, respectively.

	As of March 31, 2026
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2026	$89	$93	$28	$—	$210
2025	730	136	68	41	975
2024	167	100	46	28	341
2023	164	33	73	2	272
2022	347	99	28	79	553
Prior	2,471	403	295	144	3,313
Total	$3,968	$864	$538	$294	$5,664
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

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of March 31, 2026 and December 31, 2025, respectively.

	As of March 31, 2026
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2026	$34	$69	$58	$23	$2	$13	$2	$—	$9	$210
2025	244	108	238	193	76	33	37	21	25	975
2024	64	107	49	58	20	16	7	3	17	341
2023	32	38	16	96	38	23	—	26	3	272
2022	139	68	55	79	107	77	1	7	20	553
Prior	840	746	679	245	293	274	61	95	80	3,313
Total	$1,353	$1,136	$1,095	$694	$536	$436	$108	$152	$154	$5,664

	As of December 31, 2025
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2025	$244	$109	$238	$189	$75	$33	$36	$19	$25	$968
2024	60	104	49	69	20	17	7	3	16	345
2023	33	42	16	96	38	36	3	26	3	293
2022	151	73	55	79	108	94	1	7	20	588
2021	102	55	97	60	89	51	2	10	—	466
Prior	764	719	598	190	217	228	60	91	81	2,948
Total	$1,354	$1,102	$1,053	$683	$547	$459	$109	$156	$145	$5,608

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of March 31, 2026 and December 31, 2025, respectively.

	As of March 31, 2026
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2026	$—	$124	$33	$—	$53	$—	$—	$210
2025	405	409	146	7	5	3	—	975
2024	60	202	63	16	—	—	—	341
2023	117	116	7	—	32	—	—	272
2022	106	235	156	37	9	10	—	553
Prior	735	866	905	575	46	135	51	3,313
Total	$1,423	$1,952	$1,310	$635	$145	$148	$51	$5,664

	As of December 31, 2025
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2025	$406	$403	$145	$7	$4	$3	$—	$968
2024	73	197	59	16	—	—	—	345
2023	121	120	7	13	32	—	—	293
2022	107	247	178	37	9	10	—	588
2021	46	137	166	104	—	—	13	466
Prior	713	750	779	480	46	141	39	2,948
Total	$1,466	$1,854	$1,334	$657	$91	$154	$52	$5,608

The following table summarizes activity in the allowance for credit losses for commercial mortgage loans for the periods indicated:

	March 31, 2026	December 31, 2025
Allowance for credit losses, beginning of period	$31	$24
Credit losses on mortgage loans for which credit losses were not previously recorded	1	16
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	(2)	2
Provision for expected credit losses	30	42
Write-offs	—	(11)
Allowance for credit losses, end of period	$30	$31

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	March 31, 2026	December 31, 2025
Current	$5,593	$5,537
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	71	71
Total	$5,664	$5,608

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments or when a loan has matured without being paid off or extended. As of March 31, 2026 and December 31, 2025, the Company had $71 of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the three months ended March 31, 2026 and the year ended December 31, 2025 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Fixed maturities	$467	$465
Equity securities	2	3
Mortgage loans on real estate	69	67
Policy loans	5	5
Short-term investments and cash equivalents	9	10
Limited partnerships and other	38	32
Gross investment income	590	582
Less: Investment expenses	21	22
Net investment income	$569	$560

As of March 31, 2026 and December 31, 2025, the Company had $58 and $1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Fixed maturities, available-for-sale, including securities pledged	$(16)	$1
Fixed maturities, at fair value option	(64)	20
Equity securities, at fair value	(3)	1
Derivatives	17	(53)
Embedded derivatives within fixed maturities	(1)	4
Standalone derivative	—	1
Managed custody guarantees	—	(1)
Stabilizer	(2)	4
Mortgage loans	—	(6)
Other investments	24	(5)
Net gains (losses)	$(45)	$(34)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Proceeds on sales	$1,253	$1,410
Gross gains	27	17
Gross losses	22	35

3.    Derivative Financial Instruments

The Company primarily enters into the following types of derivatives:

Interest rate swaps: The Company uses interest rate swaps primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and/or liabilities. Interest rate swaps are also used to hedge the interest rate risk associated with the value of assets it owns or in anticipation of acquiring them. Using interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest payments, calculated by reference to an agreed upon notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made to/from the counterparty at each due date. The Company utilizes these contracts in qualifying hedging relationships as well as non-qualifying hedging relationships.

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. The Company uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange-traded futures through regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships. The Company may also use futures contracts as a hedge against an increase in certain equity indices.

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of March 31, 2026 and December 31, 2025.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2026			December 31, 2025
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges(2):
Interest rate contracts(3)	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	173	2	—	166	—	2
Cash flow hedges:
Interest rate contracts	12	—	—	12	—	—
Foreign exchange contracts	525	14	12	521	9	18
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	15,123	185	244	14,815	184	258
Foreign exchange contracts	211	1	3	197	1	2
Equity contracts	206	1	3	248	3	2
Credit contracts	110	—	—	75	—	—
Embedded derivatives and Managed custody guarantees ("MCGs"):
Within fixed maturity investments(4)	N/A	—	—	N/A	1	—
Within reinsurance agreements(5)(6)	N/A	46	(9)	N/A	55	(9)
Stabilizer(7)	N/A	—	7	N/A	—	5
Total		$249	$260		$253	$278
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Condensed Consolidated Balance Sheets.
(2) Total carrying amount of hedged assets and liabilities was $370 and $365 as of March 31, 2026 and December 31, 2025, respectively.
(3) The cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets and liabilities was $1 and $4 as of March 31, 2026 and December 31, 2025, respectively, of which includes $2 of hedging adjustments on discontinued hedging relationships.
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
(7) Included in Contract owner account balances on the Condensed Consolidated Balance Sheets.
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

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized	Counterparty Netting(1)	Cash Collateral Netting(1)	Securities Collateral Netting(1)	Net Receivables/ Payables
March 31, 2026
Derivative assets	$203	$(192)	$(7)	$(2)	$2
Derivative liabilities	262	(192)	(54)	(12)	4
December 31, 2025
Derivative assets	197	(189)	(5)	—	3
Derivative liabilities	282	(189)	(79)	(11)	3
(1) Represents the netting of receivable with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Collateral

As of March 31, 2026, the Company held $3 and pledged $54 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2025, the Company held $3 and pledged $77 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2026, the Company delivered $215 of securities and held $3 securities as collateral. As of December 31, 2025, the Company delivered $204 of securities and held no of securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows for the periods indicated:

	2026		2025
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended March 31,
Amount of Gain (Loss) Recognized in Other Comprehensive Income(1)	$—	$11	$—	$(16)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	2	—	2
(1) See the Accumulated Other Comprehensive Income (Loss) Note to these Condensed Consolidated Financial Statements for additional information.

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting were as follows for the periods indicated:

	2026		2025
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended March 31,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$569	$(45)	$560	$(34)
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(3)	—	4
Derivatives designated as hedging instruments(1)	—	4	—	(4)
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from Accumulated Other Comprehensive Income into income	2	—	2	—
(1) The change in derivative instruments designated and qualifying as fair value hedges of $1 and $0 were excluded from the assessment of hedge effectiveness and recognized currently in earnings for the three months ended March 31, 2026 and March 31, 2025, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended March 31,
		2026	2025
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$22	$(47)
Foreign exchange contracts	Net gains (losses)	(2)	5
Equity contracts	Net gains (losses)	(7)	(7)
Embedded derivatives and MCGs:
Within fixed maturity investments	Net gains (losses)	(1)	4
Within reinsurance agreements(1)	(2)	(9)	5
MCGs	Net gains (losses)	—	(1)
Stabilizer	Net gains (losses)	(2)	4
Total		$1	$(37)
(1) For the three months ended March 31, 2026 and 2025, the amount excluded gains (losses) of $0 and $1, respectively, from standalone derivatives recognized in Net gains (losses).
(2) Gains (losses) on embedded derivatives within reinsurance agreements are recognized in either Policyholder benefits or Net gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2026:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$503	$125		$—	$628
U.S. Government agencies and authorities	—	31		—	31
State, municipalities and political subdivisions	—	464		—	464
U.S. corporate public securities	—	7,848		77	7,925
U.S. corporate private securities	—	3,198		2,306	5,504
Foreign corporate public securities and foreign governments(1)	—	2,617		59	2,676
Foreign corporate private securities(1)	—	2,112		740	2,852
Residential mortgage-backed securities	—	4,097		75	4,172
Commercial mortgage-backed securities	—	2,484		—	2,484
Other asset-backed securities	—	2,497		318	2,815
Total fixed maturities, including securities pledged	503	25,473		3,575	29,551
Equity securities	110	—		83	193
Derivatives:
Interest rate contracts	—	185		—	185
Foreign exchange contracts	—	17		—	17
Equity contracts	—	1		—	1
Embedded derivatives within reinsurance	—	46		—	46
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,183	8		—	2,191
Assets held in separate accounts	102,819	5,222		426	108,467
Total assets	$105,615	$30,952		$4,084	$140,651
Liabilities:
Contingent consideration	$—	$—		$22	$22
Stabilizer and MCGs	—	—		7	7
Derivatives:
Interest rate contracts	5	239		—	244
Foreign exchange contracts	—	15		—	15
Equity contracts	—	3		—	3
Embedded derivatives within reinsurance	—	(9)	(2)	—	(9)
Total liabilities	$5	$248		$29	$282
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

Derivatives: Derivatives are carried at fair value, which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, Overnight Index Swap ("OIS") rates, and Secured Overnight Financing Rate ("SOFR"). The Company uses SOFR discounting for valuations of interest rate derivatives; however, certain legacy positions may continue to be discounted on OIS. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. The Company also has certain credit default swaps and options that are priced by third-party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2. See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for more information.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2026
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$78	$—	$(1)	$—	$—	$—	$—	$—	$—	$77	$—	$(1)
U.S. corporate private securities	2,100	(3)	(27)	283	—	(41)	(101)	120	(25)	2,306	—	(27)
Foreign corporate public securities and foreign governments(1)	60	—	(1)	—	—	—	—	—	—	59	—	(1)
Foreign corporate private securities(1)	631	(1)	(6)	124	—	—	(8)	—	—	740	—	(7)
Residential mortgage-backed securities	71	(2)	—	11	—	—	—	—	(5)	75	(2)	—
Other asset-backed securities	299	—	1	78	—	(2)	(14)	—	(44)	318	—	1
Total fixed maturities, including securities pledged	3,239	(6)	(34)	496	—	(43)	(123)	120	(74)	3,575	(2)	(35)
Equity securities, at fair value	94	—	—	—	—	(11)	—	—	—	83	—	—
Contingent consideration	(147)	(4)	—	—	—	—	129	—	—	(22)	—	—
Stabilizer and MCGs(2)	(5)	(2)	—	—	—	—	—	—	—	(7)	—	—
Assets held in separate accounts(4)	388	(4)	—	38	—	(7)	—	12	(1)	426	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2026 and 2025, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$29,551	$29,551	$30,151	$30,151
Equity securities	193	193	201	201
Mortgage loans on real estate	5,664	5,524	5,608	5,522
Policy loans	316	316	323	323
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,191	2,191	2,357	2,357
Derivatives	203	203	197	197
Embedded derivatives within reinsurance	46	46	55	55
Other investments	90	90	86	86
Assets held in separate accounts	108,467	108,467	113,007	113,007
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$33,570	$36,578	$33,793	$37,154
Funding agreements with fixed maturities	2,256	2,276	2,101	2,120
Supplementary contracts and immediate annuities	501	483	504	481
Stabilizer and MCGs	7	7	5	5
Derivatives	262	262	282	282
Embedded derivatives within reinsurance(2)	(9)	(9)	(9)	(9)
Short-term debt	587	587	586	588
Long-term debt	1,913	1,826	1,518	1,489
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC			VOBA(1)
	Retirement Deferred and Individual Annuities	Employee Benefits Voluntary	Businesses Exited
Balance as of January 1, 2025	$701	$215	$838	$376
Additions related to business acquisitions	—	—	—	390
Deferrals of commissions and expenses	59	46	—	4
Amortization expense	(54)	(40)	(94)	(60)
Balance as of December 31, 2025	$706	$221	$744	$710
Deferrals of commissions and expenses	16	10	—	1
Amortization expense	(14)	(14)	(22)	(14)
Balance as of March 31, 2026	$708	$217	$722	$697
(1) Primarily related to the Retirement segment.

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets as of the periods indicated:

	March 31, 2026	December 31, 2025
DAC:
Retirement Deferred and Individual Annuities	$708	$706
Employee Benefits Voluntary	217	221
Businesses Exited	722	744
Other	20	20
VOBA	697	710
Total	$2,364	$2,401

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Future Policy Benefits and Contract Owner Account Balances

Employee Benefits Group products include long-duration term life insurance, as well as long-term disability products that are mostly employer paid. Employee Benefits Voluntary products include long-duration whole life insurance, critical illness, and accident and hospital indemnity insurance that are mostly employee paid. The following tables present the balances and changes in the liability for future policy benefits for Employee Benefits Group, Employee Benefits Voluntary and Businesses Exited as of March 31, 2026 and December 31, 2025:

	Employee Benefits Group		Employee Benefits Voluntary		Businesses Exited
	2026	2025	2026	2025	2026	2025
Present Value of Expected Net Premiums:
Balance at January 1	$4	$4	$166	$171	$2,557	$2,872
Beginning balance at original discount rate	4	4	169	180	2,479	2,842
Effect of change in cash flow assumptions	—	—	—	(11)	—	(194)
Effect of actual variances from expected experience	—	—	9	20	12	(17)
Adjusted balance at January 1	4	4	178	189	2,491	2,631
Interest accrual	—	—	2	6	34	148
Net premiums collected(1)	—	—	(9)	(26)	(71)	(300)
Ending balance at original discount rate	4	4	171	169	2,454	2,479
Effects of changes in discount rate assumptions	—	—	(5)	(3)	37	78
Balance at end of period	$4	$4	$166	$166	$2,491	$2,557

Present Value of Expected Future Policy Benefits:
Balance at January 1	$792	$772	$498	$461	$6,527	$7,017
Beginning balance at original discount rate	802	801	517	487	6,494	7,138
Effect of change in cash flow assumptions	—	(5)	—	(12)	—	(244)
Effect of actual variances from expected experience	(15)	(30)	9	60	16	(57)
Adjusted balance at January 1	787	766	526	535	6,510	6,837
Issuances	38	102	—	—	2	13
Interest accrual	6	17	5	14	83	351
Benefit payments	(31)	(83)	(10)	(32)	(174)	(707)
Ending balance at original discount rate	800	802	521	517	6,421	6,494
Effects of changes in discount rate assumptions	(19)	(10)	(26)	(19)	(63)	33
Balance at end of period	$781	$792	$495	$498	$6,358	$6,527

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net liability for future policy benefits	$777	$788	$329	$332	$3,867	$3,970
Less: Reinsurance recoverable	357	353	17	16	3,781	3,883
Net liability for future policy benefits, after reinsurance recoverable	$420	$435	$312	$316	$86	$87
(1) Net Premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

The following table presents a rollforward of the additional reserve liability for Businesses Exited for the periods indicated:

	Businesses Exited
	March 31, 2026	December 31, 2025
Balance at beginning of period	$1,880	$1,883
Effect of change in cash flow assumptions	—	59
Effect of actual variances from expected experience	5	(11)
Adjusted balance at January 1	1,885	1,931
Interest accrual	19	80
Excess Benefits	(105)	(406)
Assessments	66	275
Balance at end of period	1,865	1,880
Less: Reinsurance recoverable	1,813	1,827
Net additional liability, after reinsurance recoverable	$52	$53

Future policy benefits include the liability for unpaid claims and claim adjustment expenses related to medical stop loss products within the Employee Benefits segment. The following table presents a rollforward of the liability for unpaid claims and claim adjustment expenses for the periods indicated:

	Medical Stop Loss
	Three Months Ended March 31,
	2026	2025
Balance at January 1	$458	$595
Less: Reinsurance recoverable	(2)	(5)
Net balance at January 1	456	590
Incurred claims and claim adjustment expenses related to:(1)
Current year	262	273
Prior years	39	12
Total incurred	301	285
Paid claim and claim adjustment expenses related to:(1)
Current year	(23)	(25)
Prior years	(333)	(383)
Total paid	(356)	(408)
Net balance at March 31	401	467
Plus: Reinsurance recoverable	4	9
Balance as of March 31	$405	$476
(1) Amounts presented are net of reinsurance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Pricing, underwriting and reserving on the medical stop loss products are performed based on policy years, and key metrics such as loss ratios are tracked, managed and reported on this basis. The majority of the medical stop loss policies renew in January of each year. For the three months ended March 31, 2026, net claims incurred on prior years of $39 is primarily attributed to policy years effective during 2025, driven by incurred claims partially offset by favorable claim development. For the three months ended March 31, 2025, net claims incurred on prior years of $12 is primarily attributed to policy years effective during 2024, driven by incurred claims partially offset by favorable claim development and reinsurance recoveries.

The reconciliation of the net liability for future policy benefits to the liability for Future policy benefits in the Condensed Consolidated Balance Sheets is presented below:

	March 31, 2026	December 31, 2025
Employee Benefits Group	$777	$788
Employee Benefits Voluntary	329	332
Businesses Exited - Future policy benefits	3,867	3,970
Businesses Exited - Additional liability	1,865	1,880
Businesses Exited - Other	1,228	1,236
Medical stop loss products	405	458
Other	319	318
Total	$8,790	$8,982

The amount of undiscounted expected gross premiums and future benefit payments is presented in the table below:

	March 31, 2026		December 31, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Employee Benefits Group
Expected future benefit payments	$1,003	$800	$1,005	$802
Expected future gross premiums	10	8	11	8
Employee Benefits Voluntary
Expected future benefit payments	915	521	910	517
Expected future gross premiums	584	412	566	398

The following table presents the weighted average duration of the liability for future policy benefits and the weighted average interest rates for the periods indicated:

	Employee Benefits Group		Employee Benefits Voluntary		Businesses Exited
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Weighted average duration (in years)(1)	7	7	14	14	7	8
Interest accretion rate	4.3%	4.2%	5.0%	5.1%	5.1%	5.0%
Current discount rate	5.2%	5.0%	5.9%	5.7%	5.5%	5.3%
(1) Weighted average duration (in years) for Businesses Exited includes additional liability.

The weighted average interest accretion rate for the additional liability related to Businesses Exited was 4.2% and 4.3% for the periods ended March 31, 2026 and December 31, 2025, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Retirement Deferred Group and Individual Annuity		Businesses Exited
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Balance at January 1	$32,209	$29,624	$3,844	$4,182
Additions related to business acquisitions	—	3,458	—	—
Deposits	758	3,034	67	266
Fee income	(19)	(63)	(86)	(362)
Surrenders, withdrawals and benefits	(1,372)	(5,446)	(101)	(410)
Net transfers (from) to the general account(1)	233	690	3	10
Interest credited	221	912	36	158
Ending Balance	$32,030	$32,209	$3,763	$3,844

Weighted-average crediting rate	2.8%	2.8%	3.7%	4.0%
Net amount at risk(2)	$61	$61	$634	$629
Cash surrender value	$31,604	$31,778	$1,052	$1,083
(1) Net transfers (from) to the general account for Retirement include transfers of $(139) and $(884) for 2026 and 2025, respectively, related to Voya-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.
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

The following table presents a reconciliation of the Contract owner account balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	March 31, 2026	December 31, 2025
Retirement Deferred group and individual annuity	$32,030	$32,209
Businesses Exited	3,763	3,844
Non-putable funding agreements	2,256	2,101
Businesses Exited - Other	1,036	1,048
Other(1)	1,153	1,172
Total	$40,238	$40,374
(1) Primarily consists of other retirement and universal life contracts.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of March 31, 2026
Up to 1.00%	$123	$4,051	$3,898	$1,935	$1,919	$2,721	$14,647
1.01% - 2.00%	381	90	63	10	3	4	551
2.01% - 3.00%	9,731	256	64	70	—	6	10,127
3.01% - 4.00%	8,581	146	—	2	—	—	8,729
4.01% and Above	1,339	73	—	—	—	—	1,412
Renewable beyond 12 months (MYGA)(2)	335	—	—	—	2	—	337
Total discretionary rate setting products	$20,490	$4,616	$4,025	$2,017	$1,924	$2,731	$35,803

As of December 31, 2025
Up to 1.00%	$105	$4,004	$3,917	$2,035	$2,162	$2,342	$14,565
1.01% - 2.00%	394	94	63	8	3	5	567
2.01% - 3.00%	9,860	249	66	83	—	6	10,264
3.01% - 4.00%	8,736	148	—	1	—	—	8,885
4.01% and Above	1,367	75	—	—	—	—	1,442
Renewable beyond 12 months (MYGA)(2)	341	—	—	—	2	—	343
Total discretionary rate setting products	$20,803	$4,570	$4,046	$2,127	$2,167	$2,353	$36,066
(1) Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after March 31, 2026 and December 31, 2025 on which the Company is required to credit interest above the contractual GMIR for at least the next twelve months.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	Direct	Assumed	Ceded	Total, Net of Reinsurance
March 31, 2026
Assets
Premium receivable	$206	$14	$(259)	$(39)
Reinsurance recoverable, net of allowance for credit losses	—	—	10,648	10,648
Total	$206	$14	$10,389	$10,609
Liabilities
Future policy benefits and contract owner account balances	$45,138	$3,890	$—	$49,028
Total	$45,138	$3,890	$—	$49,028

December 31, 2025
Assets
Premium receivable	$189	$12	$(241)	$(40)
Reinsurance recoverable, net of allowance for credit losses	—	—	10,753	10,753
Total	$189	$12	$10,512	$10,713
Liabilities
Future policy benefits and contract owner account balances	$45,302	$4,054	$—	$49,356
Total	$45,302	$4,054	$—	$49,356

Information regarding the effect of reinsurance in the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Premiums:
Direct premiums	$957	$958
Reinsurance assumed	11	8
Reinsurance ceded	(224)	(229)
Net premiums	$744	$737

Fee income:
Direct fee income	$680	$645
Reinsurance assumed	24	26
Reinsurance ceded	(100)	(101)
Net fee income	$604	$570

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,204	$1,154
Reinsurance assumed	25	25
Reinsurance ceded	(410)	(344)
Net interest credited and other benefits to contract owners / policyholders	$819	$835

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of March 31, 2026 and December 31, 2025, the Company had a deposit asset net of the allowance for credit losses of $0.9 billion which is reported in Other assets on the Condensed Consolidated Balance Sheets. In addition, the Company had a liability for

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

funds withheld under ceded reinsurance agreements of $110 and $108 as of March 31, 2026 and December 31, 2025, respectively, which was recorded in Other liabilities on the Condensed Consolidated Balance Sheets. The funds withheld asset related to assumed reinsurance was $0.9 billion as of March 31, 2026 and December 31, 2025, which was recorded in Other assets on the Condensed Consolidated Balance Sheets.

8.     Separate Accounts

The following tables present a rollforward of separate account liabilities for the Retirement stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	March 31, 2026			December 31, 2025
Retirement	Stabilizer(1)	Deferred Annuity	Total	Stabilizer(1)	Deferred Annuity	Total
Balance at January 1	$7,159	$101,145	$108,304	$6,901	$90,756	$97,657
Premiums and deposits	233	2,911	3,144	963	10,758	11,721
Fee income	(8)	(132)	(140)	(31)	(514)	(545)
Surrenders, withdrawals and benefits	(328)	(3,811)	(4,139)	(1,205)	(12,579)	(13,784)
Net transfers (from) to separate accounts	—	(372)	(372)	—	(1,574)	(1,574)
Investment performance	11	(2,749)	(2,738)	531	14,298	14,829
Balance at end of period	$7,067	$96,992	$104,059	$7,159	$101,145	$108,304

Reconciliation to Condensed Consolidated Balance Sheets:
Other variable products liabilities			4,408			4,703
Total Separate Account liabilities			$108,467			$113,007
(1) Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Retirement deferred annuity products was $96,973 and $101,123, as of March 31, 2026 and December 31, 2025, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts liabilities was as follows for the periods indicated:

	March 31, 2026	December 31, 2025
U.S. Treasury securities and obligations of U.S. government, corporations and agencies	$862	$909
Corporate and foreign debt securities	2,729	2,635
Mortgage-backed securities	3,015	2,928
Equity securities (including mutual funds)	100,890	105,331
Cash, cash equivalents and short-term investments	572	734
Receivable for securities and accruals	399	470
Total	$108,467	$113,007

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables reconcile Adjusted operating revenues to Total revenues and Adjusted operating earnings before income taxes to Income (loss) before income taxes for the periods indicated:

	Three Months Ended March 31, 2026
	Reportable Segments
	Retirement	Investment Management	Employee Benefits	Corporate(1)	Total
Revenues:
External customer revenue(2)	$404	$234	$817	$2	$1,457
Net investment income	481	3	39	45	569
Net gains (losses)	(56)	(1)	—	11	(45)
Income (loss) related to CIEs	—	50	—	—	50
Intersegment Fee income and elimination	—	22	—	(22)	—
Total revenues					2,031

Adjustments(3)	(8)	(58)	(1)	(31)	(99)
Adjusted operating revenues	821	251	855	5	1,932
Less:
Interest credited and other benefits to contract owners/policyholders	226	—	538	—	764
Administrative expenses	286	192	145	—	623
Premium taxes, fees and assessments	—	—	50	—	50
Net commissions	73	—	44	—	117
DAC/VOBA and other intangibles amortization	28	—	14	—	42
Financing costs and preferred dividends	—	—	—	48	48
Other	—	—	—	21	21
Adjusted operating earnings before income taxes including noncontrolling interest	209	59	63	(63)	267
Less: Earnings (loss) attributable to the noncontrolling interest	—	13	—	(2)	11
Adjusted operating earnings before income taxes	209	46	63	(61)	257
Plus adjustments:
Net investment gains (losses)					(37)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(26)
Income (loss) attributable to noncontrolling interests					13
Dividend payments made to preferred shareholders					17
Other adjustments					6
Income (loss) before income taxes					$230
(1) Corporate is not a reportable segment.
(2) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(3) Includes Net investment gains (losses) of $(22), Revenues related to businesses exited or to be exited through reinsurance or divestment of $19, Revenues attributable to noncontrolling interests of $46 and Other adjustments of $55.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2025
	Reportable Segments
	Retirement	Investment Management	Employee Benefits	Corporate(1)	Total
Revenues:
External customer revenue(2)	$380	$223	$807	$1	$1,411
Net investment income	471	7	36	46	560
Net gains (losses)	(31)	(1)	(1)	(1)	(34)
Income (loss) related to CIEs	—	36	—	(4)	32
Intersegment Fee income and elimination	—	22	—	(22)	—
Total revenues					1,969

Adjustments(3)	(22)	(44)	(1)	(14)	(81)
Adjusted operating revenues	798	243	841	6	1,888
Less:
Interest credited and other benefits to contract owners/policyholders	231	—	551	—	782
Administrative expenses	261	190	139	—	590
Premium taxes, fees and assessments	—	—	50	—	50
Net commissions	71	—	45	—	116
DAC/VOBA and other intangibles amortization	28	—	9	—	37
Financing costs and preferred dividends	—	—	—	47	47
Other	—	—	—	22	22
Adjusted operating earnings before income taxes including noncontrolling interest	207	53	46	(63)	243
Less: Earnings (loss) attributable to the noncontrolling interest	—	12	—	(1)	11
Adjusted operating earnings before income taxes	207	41	46	(62)	232
Plus adjustments:
Net investment gains (losses)					(2)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(39)
Income (loss) attributable to noncontrolling interests					(5)
Dividend payments made to preferred shareholders					17
Other adjustments					(30)
Income (loss) before income taxes					$173
(1) Corporate is not a reportable segment.
(2) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(3) Includes Net investment gains (losses) of $(5), Revenues related to businesses exited or to be exited through reinsurance or divestment of $28, Revenues attributable to noncontrolling interests of $25 and Other adjustments of $33.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company's segments as of the dates indicated:

	March 31, 2026	December 31, 2025
Retirement	$139,633	$144,423
Investment Management	1,870	1,905
Employee Benefits	3,167	3,330
Corporate	24,334	24,749
Total assets, before consolidation(1)	169,004	174,410
Consolidation of investment entities	4,429	4,449
Total assets	$173,433	$178,859
(1) Includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

10.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's reportable segments and Corporate were as follows:

	Retirement	Investment Management	Employee Benefits	Corporate(1)	Consolidated
Balance as of January 1, 2025	$17	$286	$343	$102	$748
Additions related to business acquisitions	56	—	—	—	56
Balance as of December 31, 2025	73	286	343	102	804
Additions related to business acquisitions	—	—	—	—	—
Balance as of March 31, 2026	$73	$286	$343	$102	$804
(1) Corporate includes goodwill that was acquired by the parent company and not pushed to a subsidiary within the Company’s reportable segments. The carrying value of goodwill within Corporate is allocated to Retirement, Investment Management, and Employee Benefits segments as $72, $10 and $20 respectively.

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives (Years)	March 31, 2026			December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Management contract rights	N/A	$350	$—	$350	$350	$—	$350
Finite-life intangibles:
Management contract rights	17	131	29	102	131	27	104
Customer relationship lists	16	345	167	178	345	162	183
Trademarks	8	15	6	9	15	6	9
Computer software	5	525	300	225	506	278	228
Total intangible assets		$1,366	$502	$864	$1,347	$473	$874

Amortization expense related to intangible assets was $29 and $25 for the three months ended March 31, 2026 and 2025, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

11.    Share-based Incentive Compensation Plans

Omnibus Incentive Plans

The Company previously offered equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plans"). The Company currently offers equity-based compensation awards to its employees and non-employee directors under the 2024 Omnibus Incentive Plan (the "2024 Omnibus Plan"). As of March 31, 2026, common stock reserved and available for issuance under the 2024 Omnibus Plan was 5.1 million shares.

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and the 2024 Omnibus Plan for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Restricted Stock Unit (RSU) awards	$24	$20
Performance Stock Unit (PSU) awards	11	8
Total share-based compensation expense	35	28
Income tax benefit	6	7
After-tax share-based compensation expense	$29	$21

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the 2024 Omnibus Plan for the periods indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	1.8	$70.48	1.9		$71.43
Adjustment for PSU performance factor	—	—	(0.4)		73.12
Granted	1.1	73.11	0.6		82.19
Vested	(0.7)	71.07	(0.3)		82.72
Forfeited	(0.1)	72.07	—	*	73.54
Outstanding as of March 31, 2026	2.1	$71.64	1.8		$73.08
*less than 0.1

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2026	0.5	$50.03
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2026	0.5	$50.03
Vested, exercisable, as of March 31, 2026	0.5	$50.03

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.    Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2025	105.6	10.1	95.5
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	2.7	(2.7)
Share-based compensation programs	1.7	0.8	0.9
Balance, December 31, 2025	107.4	13.6	93.8
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	2.1	(2.1)
Share-based compensation programs	1.0	0.3	0.7
Balance, March 31, 2026	108.4	16.0	92.4

Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Dividends declared per share of common stock	$0.47	$0.45

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

As of March 31, 2026, the aggregate amount remaining under the Company's share repurchase authorization was $413. This share repurchase authorization expires on December 31, 2026 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

The following table presents repurchases of the Company's common stock for the periods indicated:

	Three Months Ended March 31,
(shares in millions)	2026	2025
Shares of common stock	2.1	—
Payment	$150	$—

Effective subsequent to March 31, 2026, the Company entered into a repurchase agreement with a third-party financial institution to repurchase $150 of the Company’s common stock. This arrangement is scheduled to terminate no later than the end of the second quarter of 2026.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Preferred Stock

As of March 31, 2026 and December 31, 2025, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding were as follows for the periods indicated:

	March 31, 2026		December 31, 2025
Series	Issued	Outstanding	Issued	Outstanding
7.758% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended March 31,	Per Share	Aggregate	Per Share	Aggregate
2026	$38.790	$13	$13.375	$4
2025	38.790	13	13.375	4

As of March 31, 2026, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

13.    Earnings per Common Share
The following table presents a reconciliation of Net income and shares used in calculating basic and diluted net income per common share for the periods indicated:

	Three Months Ended March 31,
(in millions, except for per share data)	2026	2025
Earnings
Net income available to common shareholders:
Net income	$195	$151
Less: Preferred stock dividends	17	17
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	13	(5)
Net income available to common shareholders	$165	$139
Weighted average common shares outstanding
Basic	93.1	95.9
Dilutive Effects:
RSUs	1.0	1.1
PSUs	0.2	0.5
Stock Options	0.2	0.3
Diluted	94.5	97.8
Net income available to Voya Financial, Inc.'s common shareholders per common share(1)
Basic	$1.78	$1.45
Diluted	$1.75	$1.42
(1) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total. Diluted earnings per share is computed assuming the issuance of restricted stock units, stock options and performance share units using the treasury stock method.

14.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated other comprehensive income (loss) ("AOCI") as of the dates indicated:

	March 31, 2026	March 31, 2025
Fixed maturities, net of impairment	$(2,061)	$(2,190)
Derivatives(1)	10	47
Change in current discount rate	(713)	(775)
Deferred income tax asset(2)	702	736
Total	(2,062)	(2,182)
Pension and other postretirement benefits liability, net of tax	1	1
AOCI	$(2,061)	$(2,181)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of March 31, 2026, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $1.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

	Three Months Ended March 31, 2026
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(381)	$79	$(302)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(4)	1	(3)
Change in unrealized gains (losses) on available-for-sale securities	(385)	80	(305)
Derivatives:
Derivatives	11	(2)	9
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(3)	1	(2)
Change in unrealized gains (losses) on derivatives	8	(1)	7
Change in current discount rate	32	(7)	25
Change in AOCI	$(345)	$72	$(273)

	Three Months Ended March 31, 2025
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$332	$(69)	$263
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	31	(7)	24
Change in unrealized gains (losses) on available-for-sale securities	363	(76)	287
Derivatives:
Derivatives	(16)	3	(13)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(3)	1	(2)
Change in unrealized gains (losses) on derivatives	(19)	4	(15)
Change in current discount rate	12	(3)	9
Change in AOCI	$356	$(75)	$281

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

15.    Revenue from Contracts with Customers

Financial services and software subscriptions and services revenue is disaggregated by type of service in the following table:

	Three Months Ended March 31,
	2026	2025
Retirement
Advisory and recordkeeping and administration	$162	$176
Distribution and shareholder servicing	27	31
Investment Management
Advisory, asset management and recordkeeping and administration	240	236
Distribution and shareholder servicing	27	36
Employee Benefits
Recordkeeping and administration	11	8
Software subscriptions and services	53	51
Total financial services and software subscriptions and services revenue	520	538
Revenue from other sources(1)	193	136
Total Fee income and Other revenue	$713	$674
(1) Primarily consists of revenue from insurance contracts, financial instruments and intersegment eliminations. Intersegment eliminations for the three months ended March 31, 2026 and 2025, were $34 and $33, respectively.

Net receivables of $344 and $378 are included in Other assets on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.

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

The Company's effective tax rates for the three months ended March 31, 2026 and March 31, 2025 were 15.2% and 12.7%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction and tax credits.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of March 31, 2026, the Company had net unrealized capital losses on investments of $2.1 billion in AOCI. The Company expects this DTA to be utilized by its hold-to-maturity tax planning strategy. Additionally, income before income taxes available to the Company remained positive for the period. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs.

Tax Regulatory Matters

For the tax years 2024 through 2026, the Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2024 through 2026 tax years, the Company is in the Compliance Maintenance Bridge Plus ("Bridge Plus") phase of CAP. In the Bridge Plus phase, the IRS will review the tax return and issue either a full or partial acceptance letter upon completion of review.

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

Tax Legislative Matters

In August 2022, the Inflation Reduction Act was signed into law creating the corporate alternative minimum tax ("CAMT"). In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. While the Company does not expect to be subject to the CAMT for 2026, the Company continues to review the proposed regulations, and its CAMT determination will need to be evaluated in light of future guidance.

17.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt issued or borrowed and outstanding as of the periods indicated:

	Issuer	Maturity	March 31, 2026	December 31, 2025
3.65% Senior Notes, due 2026 (2)(3)	Voya Financial, Inc.	06/15/2026	$447	$447
5.0% Senior Notes, due 2034 (2)(3)	Voya Financial, Inc.	09/20/2034	396	396
5.05% Senior Notes, due 2036 (2)(3)	Voya Financial, Inc.	03/02/2036	395	—
5.7% Senior Notes, due 2043 (2)(3)	Voya Financial, Inc.	07/15/2043	396	396
4.8% Senior Notes, due 2046 (2)(3)	Voya Financial, Inc.	06/15/2046	298	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048 (2)(3)	Voya Financial, Inc.	01/23/2048	336	336
7.625% Voya Holdings Inc. debentures, due 2026(1)	Voya Holdings Inc.	08/15/2026	139	139
6.97% Voya Holdings Inc. debentures, due 2036(1)	Voya Holdings Inc.	08/15/2036	79	79
8.424% Equitable of Iowa Companies Capital Trust II Notes, due 2027	Equitable of Iowa Capital Trust II	04/01/2027	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	1	1
Subtotal			2,500	2,104
Less: Current portion of long-term debt			587	586
Total			$1,913	$1,518
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.

As of March 31, 2026, the Company was in compliance with its debt covenants.

Senior Notes

On March 2, 2026 Voya Financial, Inc. issued $400 of unsecured 5.05% Senior Notes, due 2036 (the "2036 Notes"). The 2036 Notes are fully, irrevocably, and unconditionally guaranteed by Voya Holdings Inc. Interest is paid semi-annually in arrears on March 2 and September 2 of each year, commencing on September 2, 2026. The offering resulted in aggregate net proceeds to the Company of $395, after deducting commissions and expenses. The Company intends to use the net proceeds for general corporate purposes, which may include the repayment at maturity of the $447 outstanding principal amount of its 3.65% Senior Notes due June 15, 2026.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Aetna Notes

As of March 31, 2026, outstanding principal amount of the 7.625% Voya Holdings Inc. debentures, due 2026 and 6.97% Voya Holdings Inc. debentures, due 2036 (collectively, the "Aetna Notes") was $218, which is guaranteed by ING Group. As of March 31, 2026, the Company provided a deposit of $231 to a control account with a third-party collateral agent as collateral benefiting ING Group. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the three months ended March 31, 2026 and 2025 were immaterial.

As of March 31, 2026, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires May 1, 2028. The facility provides $500 of committed capacity for revolving loan borrowings and letters of credit issuances, including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25. As of March 31, 2026, there were no amounts outstanding as revolving credit borrowings, no amounts of LOCs outstanding and no amounts of swingline loans outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $4.998 billion, which may increase upon any future equity issuances by the Company.

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

As of March 31, 2026, the Company may issue up to $600 principal amount of its 6.012% Senior Notes to the Trust under the Facility Agreement.

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

As of March 31, 2026, the Company had off-balance sheet commitments to acquire mortgage loans of $93, and purchase limited partnerships and private placement investments of $2,431, of which $359 related to consolidated investment entities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The fair value of restricted assets were as follows as of the dates indicated:

	March 31, 2026	December 31, 2025
Fixed maturity collateral pledged to FHLB(1)	$2,473	$2,467
FHLB restricted stock(2)	89	83
Fixed maturities-state and other deposits	35	34
Cash and cash equivalents	19	25
Securities pledged(3)	1,210	1,261
Total restricted assets	$3,826	$3,870
(1) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $774 and $731 as of March 31, 2026 and December 31, 2025, respectively. In addition, as of March 31, 2026 and December 31, 2025, the Company delivered securities as collateral of $215 and $204, respectively, and repurchase agreements of $221 and $326, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston, and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2026 and December 31, 2025, the Company had liabilities associated with funding agreements issued to the FHLB of $1,850 and $1,700, respectively, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. Assets pledged to the FHLB are reflected in the table above.

Funding Agreement-Backed Notes Program

The Company participates in a Funding Agreement-Backed Notes ("FABN") program, pursuant to which the Company may issue funding agreements to a Delaware special purpose statutory trust (the "Trust") in exchange for proceeds from the Trust’s medium-term note issuances. As of March 31, 2026 and December 31, 2025, the Company had liabilities associated with the funding agreement outstanding of $406 and $400, respectively, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2026, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

Litigation includes Ravarino, et al. v. Voya Financial, Inc., et al. (USDC District of Connecticut, No. 3:21-cv-01658)(filed December 14, 2021). In this putative class action, the plaintiffs allege that the named defendants breached their fiduciary duties of prudence and loyalty in the administration of the Voya 401(k) Savings Plan. The plaintiffs claim that the named defendants did not exercise proper prudence in their management of allegedly poorly performing investment options, including proprietary funds, and passed excessive investment-management and other administrative fees for proprietary and non-proprietary funds onto plan participants. The plaintiffs also allege that the defendants engaged in self-dealing through the inclusion of the Voya Stable Value Option into the plan offerings and by setting the "crediting rate" for participants' investment in the Stable Value Fund artificially low in relation to Voya’s general account investment returns in order to maximize the spread and Voya’s profits at the participants’ expense. The complaint seeks disgorgement of unjust profits as well as costs incurred. On June 13, 2023, the Court issued a ruling granting in part and denying in part Voya's motion to dismiss. On December 10, 2025, the plaintiffs filed an amended complaint. The Company continues to deny the allegations, which it believes are without merit, and intends to defend the case vigorously.

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

As of March 31, 2026, approximately $98 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $341 and $376 as of March 31, 2026 and December 31, 2025, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Consolidated VIEs and VOEs

Collateralized Loan Obligations Entities ("CLOs")

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if the Company remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 5 and 6 CLOs as of March 31, 2026 and December 31, 2025, respectively.

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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 10 and 11 partnerships as of March 31, 2026 and December 31, 2025, respectively.

The noncontrolling interest related to these partnerships decreased to $1,822 at March 31, 2026 from $1,864 at December 31, 2025. Changes in market value, consolidations, deconsolidations, contributions, and distributions related to these investments in the funds directly impact the noncontrolling interest component of Shareholders' equity on the Company's Condensed Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by an increase in net distributions partially offset by favorable market appreciation in limited partnership investments. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

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

CLOs

Corporate loans: Corporate loan investments consist of senior secured corporate loans, which comprise the majority of the consolidated CLO portfolio collateral. The fair values for corporate loans are measured based on the fair value of the CLO notes, as the Company uses the measurement alternative, which allows for the use of the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The Company has determined that the inputs for measuring financial liabilities are more observable. The corporate loans are classified within Level 2 of the fair value hierarchy, consistent with the classification of the CLO notes. See the description of the fair value process for CLO notes below.

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on SOFR or EURIBOR plus a pre-defined spread, which varies from 0.8% for the more senior tranches to 8.8% for the more subordinated tranches. CLO notes mature in 2034 and 2036, and have a weighted average maturity of 9 years as of March 31, 2026. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt. As of March 31, 2026 and December 31, 2025, the unpaid principal balance exceeded the fair value of the CLO notes by approximately $64 and $46, respectively.

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

As of March 31, 2026 and December 31, 2025, certain private equity funds maintained revolving lines of credit of $1,103 and $1,308, respectively. The revolving lines of credit are eligible for renewal every three years; all loans bear interest at EURIBOR or SOFR plus 185 - 215 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of March 31, 2026 and December 31, 2025, outstanding borrowings amount to $963 and $1,029, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - Other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table shows the fair value hierarchy for assets and liabilities measured on a recurring basis within the Company's consolidated investment entities as of March 31, 2026:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$118	$—	$—	$—	$118
Corporate loans	—	1,488	—	—	1,488
Limited partnerships/corporations	—	—	—	2,971	2,971
Other investments(1)	—	—	66	—	66
VOEs
Cash and cash equivalents	3	—	—	—	3
Other investments(1)	—	—	—	20	20
Total assets	$121	$1,488	$66	$2,991	$4,666
Liabilities
VIEs
CLO notes	$—	$1,173	$—	$—	$1,173
Total liabilities	$—	$1,173	$—	$—	$1,173
(1) VIEs and VOEs - Other investments are reflected in Assets related to consolidated investment entities - Other assets on the Company's Condensed Consolidated Balance Sheets.

The following table shows the fair value for assets and liabilities measured on a recurring basis within the Company's consolidated investment entities as of December 31, 2025:

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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended March 31, 2026 and 2025, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

During the three months ended March 31, 2026, the Company deconsolidated two entities. There were no deconsolidations during the three months ended March 31, 2025. Because the Company was no longer deemed to be the primary beneficiary of the VIEs, it no longer had a controlling financial interest in the entities. For deconsolidated investment entities, the Company continues to serve as the general partner and/or investment manager until such entities are fully liquidated.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of March 31, 2026 and December 31, 2025, the Company held $413 and $438 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

LPs

As of March 31, 2026 and December 31, 2025, the Company held $1,919 and $1,891 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

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

The following discussion and analysis presents a review of our condensed consolidated results of operations for the three months ended March 31, 2026 and 2025 and financial condition as of March 31, 2026 and December 31, 2025. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section contained in our Annual Report on Form 10-K.

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

We provide products and services through three segments: Retirement, Investment Management and Employee Benefits.

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

Revenue is earned from a diverse and complementary business mix and consists primarily of fee and investment income. Fee income is generated from asset-based and participant-based administrative, recordkeeping and advisory fees. Investment income derives from our general account assets and other funds. Because a significant portion of our revenues is tied to account values, our profitability is determined in part by the amount of assets we have under management, administration or advisement. This in turn depends on sales volumes from new and existing clients, net deposits from retirement plan participants, asset retention, and changes in the market value of account assets. Our profitability also depends on the difference between the investment income we earn on our general account assets, or our portfolio yield, and crediting rates on client accounts.

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

Business Update

On January 2, 2025, we completed the acquisition of the full-service retirement plan business of OneAmerica Financial through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to our full-service business in Retirement, including incremental assets in emerging and mid-market segments, employee stock ownership plan capabilities and new distribution partnerships. The purchase consideration included $50 million in cash paid at closing and contingent consideration based on plan persistency and transition incentives. During the first quarter of 2026, we paid $129 million of contingent consideration, with up to $20 million remaining payable later in 2026 based on the achievement of transition incentives.

Operating Measures

In this MD&A, we discuss Adjusted operating earnings before income taxes and Adjusted operating revenues, each of which is a measure used by management to evaluate segment performance. For additional information on each measure, see the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Assets Under Management ("AUM") and Assets Under Advisement ("AUA")

The following table presents AUM and AUA as of the dates indicated:

	As of March 31,
($ in millions)	2026	2025
AUM and AUA:
Retirement	$779,701	$694,180
Investment Management	412,420	395,140
Employee Benefits	1,755	1,887
Eliminations/Other(1)	(116,843)	(114,152)
Total AUM and AUA(2)	$1,077,033	$977,055

AUM	575,286	526,951
AUA	501,747	450,103
Total AUM and AUA(2)	$1,077,033	$977,055
(1) Includes eliminations for AUM and AUA in our Retirement and Employee Benefits segments that are managed by our Investment Management segment and also reported in their AUM and AUA.
(2) Includes AUM and AUA related to the divested businesses managed by our Investment Management segment.

Results of Operations - Consolidated

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025	Change
Revenues:
Net investment income	$569	$560	$9
Fee income	604	570	34
Premiums	744	737	7
Net gains (losses)	(45)	(34)	(11)
Other revenue	109	104	5
Income related to CIEs	50	32	18
Total revenues	2,031	1,969	62
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	819	835	(16)
Operating expenses	848	824	24
Net amortization of DAC and VOBA	65	62	3
Interest expense	29	32	(3)
Operating expenses related to CIEs	40	43	(3)
Total benefits and expenses	1,801	1,796	5
Income before income taxes	230	173	57
Income tax expense	35	22	13
Net income	195	151	44
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	13	(5)	18
Less: Preferred stock dividends	17	17	—
Net income (loss) available to our common shareholders	$165	$139	$26

Consolidated - Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Total revenues

Total revenues increased $62 million from $1,969 million to $2,031 million. The following items contributed to the overall increase.

Net investment income increased $9 million from $560 million to $569 million primarily due to:

•overall market impacts to limited partnership valuations; and
•higher investment income on fixed maturity securities primarily due to interest rate movements and actions to improve the portfolio yield.

Fee income increased $34 million from $570 million to $604 million primarily due to:

•higher average equity markets; and
•strong commercial momentum over the last year in Retirement and Investment Management.

Net gains (losses) worsened $11 million from a loss of $34 million to a loss of $45 million primarily due to:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

This was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements; and
•a gain on the sale of an office building.

Income related to CIEs increased $18 million from $32 million to $50 million primarily due to:

•overall market impacts to limited partnership valuations.

Total benefits and expenses

Total benefits and expenses increased $5 million from $1,796 million to $1,801 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders decreased $16 million from $835 million to $819 million primarily due to:

•favorable Group Life and Voluntary experience in Employee Benefits; and
•favorable changes in the fair value of embedded derivatives associated with businesses exited primarily due to changes in interest rates, which are mostly offset by a corresponding amount in Net gains (losses).

The decrease was partially offset by:

•less favorable Stop Loss developments in the current period compared to the prior period in Employee Benefits; and
•an unfavorable change in market risk benefits driven by equity market performance and interest rate movements.

Operating expenses increased $24 million from $824 million to $848 million primarily due to:

•business growth; and
•investments in Retirement.

The increase was partially offset by:

•lower acquisition and integration costs; and
•disciplined management of spend.

Income tax expense

Income tax expense increased $13 million from $22 million to $35 million primarily due to:

•an increase in income before income taxes.

Adjustments from Income before income taxes to Adjusted operating earnings before income taxes

The summary below reconciles Income before income taxes to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change
Income before income taxes	$230	$173	$57

Less adjustments:
Net investment gains (losses)	(37)	(2)	(35)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(26)	(39)	13
Income (loss) attributable to noncontrolling interests	13	(5)	18
Dividend payments made to preferred shareholders	17	17	—
Other adjustments(1)	6	(30)	36
Total adjustments to income (loss) before income taxes	(27)	(59)	32

Total adjusted operating earnings before income taxes	$257	$232	$25

Adjusted operating earnings before income taxes by segment:
Retirement	$209	$207	$2
Investment Management	59	53	6
Employee Benefits	63	46	17
Corporate(2)	(63)	(63)	—
Total including noncontrolling interest	267	243	24
Less: Earning (loss) attributable to the noncontrolling interest	11	11	—
Total	$257	$232	$25
(1) Primarily consists of acquisition and integration costs associated with recent transactions and amortization of acquisition-related intangible assets. For the three months ended March 31, 2026, also includes a $21 million, pre-tax, gain on the sale of an office building. For the three months ended March 31, 2025, also includes $8 million, pre-tax, of severance costs.
(2) Corporate is not a reportable segment.

Consolidated - Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Adjustments to Income (loss) before income taxes

Net investment gains (losses) worsened $35 million from a loss of $2 million to a loss of $37 million primarily due to:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•an unfavorable change in market risk benefits driven by equity market performance and interest rate movements.

This was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment improved $13 million from a loss of $39 million to a loss of $26 million primarily due to:

•net unfavorable market value changes on embedded derivatives primarily due to interest rate movements.

Other adjustments to operating earnings improved $36 million from a loss of $30 million to a loss of $6 million primarily due to:

•a gain on the sale of an office building;
•lower severance costs; and
•lower acquisition and integration costs.

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

The summary below reconciles Total benefits and expenses to Adjusted operating benefits and expenses for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Total benefits and expenses	$1,801	$1,796
Less adjustments:
Changes in market risk benefits	16	(3)
Benefits and expenses related to businesses exited or to be exited through reinsurance or divestment	45	67
Expenses attributable to noncontrolling interests	43	41
Dividend payments made to preferred shareholders	(17)	(17)
Other adjustments	49	63
Total adjusted operating benefits and expenses	$1,665	$1,645
Adjusted operating benefits and expenses by segment:
Retirement	$612	$591
Investment Management	192	190
Employee Benefits	792	795
Corporate	69	69
Total adjusted operating benefits and expenses	$1,665	$1,645

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Adjusted operating revenues:
Net investment income and net gains (losses)	$456	$458
Fee income	341	318
Other revenue	24	22
Total adjusted operating revenues	821	798
Adjusted operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	226	231
Operating expenses	359	333
Net amortization of DAC/VOBA	27	27
Total adjusted operating benefits and expenses	612	591
Adjusted operating earnings before income taxes	$209	$207

The following table presents Net revenue and Adjusted operating margin for our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Adjusted operating earnings before income taxes	$209	$207

Total adjusted operating revenues	821	798
Less: Interest credited and other benefits to contract owners/policyholders	226	231
Net revenue	$595	$567

Adjusted operating margin (1)	35.2%	36.5%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents Total Client Assets by product group, which comprise total AUM and AUA, for our Retirement segment as of the dates indicated:

	As of March 31,
($ in millions)	2026	2025
Full Service(1)	$272,305	$251,357
Recordkeeping(1)	439,488	378,366
Total Defined Contribution	711,793	629,723
Investment-only Stable Value	36,673	36,157
Wealth Management(2)	30,261	26,950
Other Assets(3)	5,728	5,368
Eliminations(4)	(4,755)	(4,018)
Total Client Assets by product group	$779,701	$694,180
(1) Full Service and Recordkeeping assets as of March 31, 2025 were recast to reflect the OneAmerica book of business consistent with Voya's definition. There was no change to Total Defined Contribution assets as a result of this recast.
(2) Includes a proprietary IRA mutual fund product wholesaled as a manufacturer and sold to Wealth Management clients through a wholly owned broker-dealer and investment advisor, Voya Financial Advisors ("VFA"). Effective first quarter 2026, the VFA-sold or distributed portion previously eliminated through the Eliminations line is now eliminated within Wealth Management assets. This change did not affect Total Client Assets and prior periods have been recast for comparability.
(3) Other assets includes other guaranteed payout products and non-qualified retirement plans.
(4) Includes eliminations for certain client assets included in Recordkeeping and Investment-only Stable Value to better reflect the asset bases generating revenue.

The following table presents Total Client Assets by source of earnings, which comprise total AUM and AUA, for our Retirement segment as of the dates indicated:

	As of March 31,
($ in millions)	2026	2025
Fee-based	$685,029	$601,790
Spread-based(1)	32,492	33,306
Investment-only Stable Value	36,673	36,157
Wealth Management(2)	30,261	26,946
Eliminations	(4,755)	(4,018)
Total Client Assets by source of earnings	$779,701	$694,180
(1) Spread-based client assets includes a portion of Full Service, as well as proprietary IRA mutual fund products and other guaranteed payout products.
(2) Includes a proprietary IRA mutual fund product wholesaled as a manufacturer and sold to Wealth Management clients through VFA. Effective first quarter 2026, the VFA-sold or distributed portion previously eliminated through the Eliminations line is now eliminated within Wealth Management assets. This change did not affect Total Client Assets and prior periods have been recast for comparability.

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Deposits	$8,359	$8,475
Surrenders, benefits and product charges	(12,623)	(9,304)
Total Full Service Net flows(1)	(4,264)	(828)
Recordkeeping Net Flows(1)	(4,933)	30,232
Total Defined Contribution Net Flows(2)	$(9,197)	$29,404
Investment-only Stable Value Net Flows	$(443)	$1,159
(1) Full Service and Recordkeeping net flows for the three months ended March 31, 2025 were recast to reflect the OneAmerica book of business consistent with Voya's definition. There was no change to total Defined Contribution Net Flows as a result of this recast.
(2) Total of Full Service and Recordkeeping.

Retirement - Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Adjusted operating earnings before income taxes increased $2 million from $207 million to $209 million primarily due to:

•higher fee income driven by positive defined contribution flows over the last year and higher average equity markets;
•higher alternative investment income and active portfolio management; and
•disciplined management of spend.

The increase was partially offset by:

•higher expenses driven by business growth and investments.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Adjusted operating revenues:
Net investment income and net gains (losses)	$7	$6
Fee income	243	236
Other revenue	1	1
Total adjusted operating revenues	251	243
Adjusted operating benefits and expenses:
Operating expenses	192	190
Total adjusted operating benefits and expenses	192	190
Adjusted operating earnings before income taxes including noncontrolling interest	59	53
Less: Earnings (loss) attributable to the noncontrolling interest(1)	13	12
Adjusted operating earnings before income taxes	$46	$41
(1) Reflects Allianz's 24% ownership stake in the results of VIM Holdings LLC.

The following table presents Net revenue and Adjusted operating margin for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Adjusted operating earnings before income taxes including noncontrolling interest	$59	$53

Total adjusted operating revenues	251	243
Net revenue	$251	$243

Adjusted operating margin(1)	23.5%	21.8%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

Our Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees, for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Investment Management intersegment revenues	$22	$22

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of March 31,
($ in millions)	2026	2025
External clients:
Institutional(1)	$169,767	$161,220
Retail(1)	146,764	147,025
Total external clients	316,532	308,245
General account	36,899	36,734
Total AUM	353,431	344,978
AUA(2)	58,989	50,162
Total AUM and AUA	$412,420	$395,140
(1) Includes assets associated with divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Net Flows:
Institutional	$403	$5,187
Retail(1)	(338)	2,496
Net Flows excluding Net Flows from Divested Businesses	65	7,683
Divested businesses	(270)	(374)
Total	$(205)	$7,310
(1) Includes reinvested dividends.

Investment Management - Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Adjusted operating earnings before income taxes including noncontrolling interest increased $6 million from $53 million to $59 million primarily due to:

•higher fee-based revenues benefiting from positive net flows over the last year and positive markets; and
•disciplined management of spend.

The increase was partially offset by:

•higher operating expenses driven by business growth.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Adjusted operating revenues:
Net investment income and net gains (losses)	$42	$36
Fee income	21	18
Premiums	739	734
Other revenue	52	53
Total adjusted operating revenues	855	841
Adjusted operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	538	551
Operating expenses	239	234
Net amortization of DAC/VOBA	14	9
Total adjusted operating benefits and expenses	792	795
Adjusted operating earnings before income taxes	$63	$46

The following table presents Net revenue and Adjusted operating margin for our Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Adjusted operating earnings before income taxes	$63	$46

Total adjusted operating revenues	855	841
Less: Interest credited and other benefits to contract owners/policyholders	538	551
Net revenue	$316	$290

Adjusted operating margin(1)	19.8%	16.0%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Sales by Product Line:
Group life and Disability	$71	$74
Stop loss	280	265
Total group products	351	339
Voluntary and Other(1)	121	99
Total sales by product line	$472	$438

Total gross premiums and deposits	$838	$846

Group life and Disability	$916	$971
Stop loss	1,563	1,589
Voluntary and Other(1)	1,157	1,117
Total annualized in-force premiums and fees	$3,636	$3,677

Loss Ratios:(2)
Group life (interest adjusted)	70.6%	90.3%
Stop loss	79.5%	75.0%
Total Aggregate Loss Ratio	69.4%	72.0%
Total Aggregate Loss Ratio Trailing Twelve Months	73.2%	79.4%
(1) Includes benefit administration annual recurring revenue and Health Account Solutions products.
(2) Reported Loss ratios are net of reinsurance recoveries.

Employee Benefits - Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Adjusted Operating earnings before income taxes increased $17 million from $46 million to $63 million primarily due to:

•favorable Group Life and Voluntary experience;
•higher alternative investment income and active portfolio management; and
•disciplined management of spend.

The increase was partially offset by:

•less favorable Stop Loss developments in the current period compared to the prior period; and
•higher operating expenses driven by business growth.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Adjusted operating revenues:
Net investment income and net gains (losses)	$5	$6
Other revenue	—	—
Total adjusted operating revenues	5	6
Adjusted operating benefits and expenses:
Operating expenses(1)	21	22
Interest expense(2)	48	47
Total adjusted operating benefits and expenses	69	69
Adjusted operating earnings before income taxes including noncontrolling interest	(63)	(63)
Less: Earnings (loss) attributable to the noncontrolling interest(3)	(2)	(1)
Adjusted operating earnings before income taxes	$(61)	$(62)
(1) Includes expenses from corporate activities and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
(3) Reflects Allianz's 24% ownership stake in the results of VIM Holdings LLC.
Corporate - Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Adjusted operating earnings before income taxes including noncontrolling interest was flat.

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

The following table presents the alternative investment income and the average assets of alternative investments for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Retirement:
Alternative investment income	$29	$22
Average alternative investment	1,645	1,591
Investment Management:
Alternative investment income	7	5
Average alternative investment	305	326
Employee Benefits:
Alternative investment income	5	3
Average alternative investment	216	238

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

The following discussion presents an analysis of our sources and uses of liquidity and capital and should be read in its entirety and in conjunction with the Off-Balance Sheet Arrangements discussion included further below.

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

These sources of funds include the $500 million revolving credit sublimit of our senior unsecured credit facility, the $600 million undrawn capacity of our pre-capitalized trust securities ("P-Caps") and reciprocal borrowing facilities maintained with Voya Financial, Inc.'s subsidiaries as well as alternate sources of liquidity described below.

We estimate that our excess capital (which we define as the amount of total adjusted capital in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of March 31, 2026, was approximately $0.25 billion. As of March 31, 2026, our estimated combined RBC ratio was 396%. Excess capital and the estimated RBC ratio are both adjusted for certain intercompany loans and transactions including the anticipated repayment of the 3.65% Senior Notes due June 15, 2026. See the Financing Agreements Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details on the maturing debt.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Three Months Ended March 31,
($ in millions)	2026	2025
Beginning cash and cash equivalents balance	$155	$217
Sources:
Dividends and returns of capital from subsidiaries	482	84
Loans from subsidiaries, net of repayments	—	622
Debt issuance(1)	395	—
Amounts received from subsidiaries under tax sharing agreements, net	18	—
Settlement of amounts due from subsidiaries and affiliates, net	11	3
Collateral received, net	9	—
Asset maturities and investment income, net	—	7
Total sources	915	716
Uses:
Payment of interest expense	36	43
Payment for business acquisitions	129	50
Loans to subsidiaries, net of repayments	248	99
Repayments, net of loans from subsidiaries	209	—
Amounts paid to subsidiaries under tax sharing agreements, net	—	6
Payment of income taxes, net	1	—
Common stock acquired - share repurchase	150	—
Share-based compensation	27	33
Dividends paid on preferred stock	17	17
Dividends paid on common stock	44	43
Acquisition of short-term investments, net	36	—
Debt maturity	—	400
Collateral delivered, net	—	8
Asset purchases and investment expense, net	14	—
Derivatives, net	5	20
Other, net	31	39
Total uses	947	758
Net increase (decrease) in cash and cash equivalents	(32)	(42)
Ending cash and cash equivalents balance	$123	$175

Liquid short-term investments(2)	114	25

Ending cash, cash equivalents and liquid short-term investments	$237	$200
(1) See Debt below for further detail.
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

See the Consolidated and Nonconsolidated Investment Entities Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for details regarding changes in noncontrolling interest during the year and their impact on capitalization.

Share Repurchase Program and Dividends to Common Shareholders

See the Shareholders' Equity Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the three months ended March 31, 2026. As of March 31, 2026, our remaining repurchase capacity under the Board's authorization was $413 million.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Dividends paid on common shares	$44	$43
Repurchases of common shares (at cost)	150	—
Total	$194	$43

Debt

As of March 31, 2026, we had $587 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the three months ended March 31, 2026:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes(1)	Ending Balance
Total long-term debt	$1,518	$400	$—	$(5)	$1,913
(1) Other changes represent the impact of debt issuance costs, discount on issuance of debt, and discount accretion.

See the Financing Agreements and Shareholders' Equity Notes to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details on changes in debt and equity during the year and their impact on capitalization.

Pre-capitalized Trust Securities

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

As of March 31, 2026, we had neither recognized any asset or liability nor been required to perform under any intercompany indemnifications or guarantee agreement.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 3% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of March 31, 2026, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.4 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of March 31, 2026, Voya Financial, Inc. had $399 million in outstanding borrowings from subsidiaries and had loaned $553 million to its subsidiaries.

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

Our Principal Insurance Subsidiaries domiciled in Connecticut and Minnesota both have ordinary dividend capacity for 2026. Any extraordinary dividend payment would be subject to domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies.

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid(1)
	Three Months Ended March 31,
($ in millions)	2026	2025
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$215	$84
ReliaStar Life Insurance Company ("RLI") (MN)	267	—
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

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our total capitalization. The following table presents our leverage ratios for the periods indicated:

	March 31,	December 31,
($ in millions)	2026	2025
Financial Debt
Total financial debt	$2,500	$2,104
Other financial obligations(1)	334	329
Total financial obligations	2,834	2,433
Mezzanine equity
Redeemable noncontrolling interest	226	222
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	6,107	6,129
Total equity, excluding AOCI	6,719	6,741
AOCI	(2,061)	(1,788)
Total Voya Financial, Inc. shareholders' equity	4,658	4,953
Noncontrolling interest	1,822	1,864
Total shareholders' equity	$6,480	$6,817
Capital
Capitalization(3)	$7,158	$7,057
Adjusted capitalization excluding AOCI(4)	$11,601	$11,260
Leverage Ratios
Debt-to-Capital Ratio(5)	34.9%	29.8%
Financial Leverage excluding AOCI(6)	29.7%	27.0%
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
(3) Includes Total Financial Debt and Total Voya Financial, Inc. Shareholders' Equity.
(4) Includes Total Financial Obligations, Mezzanine Equity and Total Shareholders' Equity excluding AOCI.
(5) Total Financial Debt divided by Capitalization.
(6) Total Financial Obligations and Preferred equity divided by Adjusted Capitalization excluding AOCI.

Our Financial Leverage Ratio, excluding AOCI, increased from 27.0% at December 31, 2025 to 29.7% at March 31, 2026. This increase was primarily due to the $400 million issuance of 5.05% Senior Notes on March 2, 2026.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time. Those estimates are inherently subject to change and actual results could differ from those estimates, and the differences may be material to the accompanying Condensed Consolidated Financial Statements.

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

As of March 31, 2026, there have been no material changes to the disclosures made in Critical Accounting Judgments and Estimates in Part II. Item 7. of our Annual Report on Form 10-K.

Income Taxes

In August 2022, the Inflation Reduction Act of 2022 was signed into law, which includes a 15% corporate alternative minimum tax ("CAMT"). The CAMT is effective in taxable years beginning after December 31, 2022. In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. While we do not expect to be subject to the CAMT for 2026, we are continuing to review the proposed regulations, and our CAMT determination will need to be evaluated in light of future guidance.

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

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2026
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$628	$—	$—	$—	$—	$—	$628
U.S. Government agencies and authorities	31	—	—	—	—	—	31
State, municipalities and political subdivisions	433	28	3	—	—	—	464
U.S. corporate public securities	2,709	4,943	260	13	—	—	7,925
U.S. corporate private securities	2,289	2,843	315	44	13	—	5,504
Foreign corporate public securities and foreign governments(1)	833	1,654	171	12	6	—	2,676
Foreign corporate private securities(1)	569	2,148	100	30	5	—	2,852
Residential mortgage-backed securities	4,114	35	7	—	12	4	4,172
Commercial mortgage-backed securities	2,116	170	87	75	30	6	2,484
Other asset-backed securities	2,339	319	22	9	—	126	2,815
Total fixed maturities	$16,061	$12,140	$965	$183	$66	$136	$29,551
% of Fair Value	54.3%	41.1%	3.3%	0.6%	0.2%	0.5%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2025
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$614	$—	$—	$—	$—	$—	$614
U.S. Government agencies and authorities	31	—	—	—	—	—	31
State, municipalities and political subdivisions	476	32	2	—	—	—	510
U.S. corporate public securities	2,565	5,071	217	11	—	—	7,864
U.S. corporate private securities	2,443	2,817	306	46	10	—	5,622
Foreign corporate public securities and foreign governments(1)	841	1,727	189	21	—	—	2,778
Foreign corporate private securities(1)	509	2,185	101	9	5	—	2,809
Residential mortgage-backed securities	4,284	34	6	—	15	5	4,344
Commercial mortgage-backed securities	2,270	215	81	74	32	4	2,676
Other asset-backed securities	2,467	287	22	12	—	115	2,903
Total fixed maturities	$16,500	$12,368	$924	$173	$62	$124	$30,151
% of Fair Value	54.7%	41.0%	3.1%	0.6%	0.2%	0.4%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	March 31, 2026
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$628	$—	$—	$—	$628
U.S. Government agencies and authorities	—	31	—	—	—	31
State, municipalities and political subdivisions	21	256	155	29	3	464
U.S. corporate public securities	18	394	2,461	4,773	279	7,925
U.S. corporate private securities	36	299	1,907	2,785	477	5,504
Foreign corporate public securities and foreign governments(1)	—	93	760	1,631	192	2,676
Foreign corporate private securities(1)	—	37	483	2,162	170	2,852
Residential mortgage-backed securities	1,372	2,584	20	25	171	4,172
Commercial mortgage-backed securities	107	1,218	412	558	189	2,484
Other asset-backed securities	541	462	1,305	316	191	2,815
Total fixed maturities	$2,095	$6,002	$7,503	$12,279	$1,672	$29,551
% of Fair Value	7.1%	20.3%	25.4%	41.6%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2025
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$614	$—	$—	$—	$614
U.S. Government agencies and authorities	—	31	—	—	—	31
State, municipalities and political subdivisions	22	285	169	32	2	510
U.S. corporate public securities	18	357	2,370	4,890	229	7,864
U.S. corporate private securities	29	298	2,071	2,743	481	5,622
Foreign corporate public securities and foreign governments(1)	—	99	761	1,703	215	2,778
Foreign corporate private securities(1)	—	37	450	2,174	148	2,809
Residential mortgage-backed securities	1,406	2,735	21	25	157	4,344
Commercial mortgage-backed securities	120	1,264	451	635	206	2,676
Other asset-backed securities	548	496	1,395	284	180	2,903
Total fixed maturities	$2,143	$6,216	$7,688	$12,486	$1,618	$30,151
% of Fair Value	7.1%	20.6%	25.5%	41.4%	5.4%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

As of March 31, 2026 and December 31, 2025, we held fixed maturities rated BBB of $12.3 billion and $12.5 billion, respectively. Our higher allocation to BBB relative to industry peers is a function of our underweight to high yield debt and preference for private credit, which is primarily a BBB market. Private credit within the BBB space provides issuer diversification, offers a higher overall return profile, and includes stronger credit protections that come with better covenant structures.

Unrealized Capital Losses

As of March 31, 2026 and December 31, 2025, we held six and three fixed maturities with unrealized capital loss in excess of $10 million, respectively. As of March 31, 2026 and December 31, 2025, the unrealized capital losses on these fixed maturities equaled $67 million or 2.8% and $34 million or 1.6% of the total unrealized losses, respectively.

See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	March 31, 2026			December 31, 2025
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$1,920	$1,930	99.3%	$1,952	$1,969	99.2%
2	—	—	—%	—	—	—%
3	—	—	—%	—	—	—%
4	—	—	—%	—	—	—%
5	6	9	0.5%	8	12	0.6%
6	3	4	0.2%	4	4	0.2%
Total	$1,929	$1,943	100.0%	$1,964	$1,985	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see Fixed Maturities Credit Quality-Ratings in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives not qualifying for hedge accounting and used in our CMO-B portfolio as of the dates indicated:

	March 31, 2026			December 31, 2025
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Interest Rate Contracts	$10,659	$87	$209	$10,901	$83	$226

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	March 31, 2026			December 31, 2025
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$541	$547	28.1%	$522	$532	26.8%
Interest Only (IO)	833	833	42.8%	849	849	42.7%
Inverse IO	399	404	20.8%	432	440	22.2%
Principal Only (PO)	69	69	3.6%	71	71	3.6%
Floater	3	4	0.2%	4	4	0.2%
Agency Credit Risk Transfer	83	85	4.4%	85	88	4.4%
Other	1	1	0.1%	1	1	0.1%
Total	$1,929	$1,943	100.0%	$1,964	$1,985	100.0%

During the three months ended March 31, 2026, the market value of our CMO-B securities portfolio was lower on a combination of transactional activity and valuation movements among tranche types.

The following table presents the returns of our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Net investment income	$77	$72
Net gains (losses)(1)	(34)	(25)
Income before income taxes	$43	$47
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Income (loss) before income taxes	$43	$47
Realized gains (losses) including impairment	—	(1)
Fair value adjustments	(9)	(9)
Total adjustments to income (loss)	(9)	(10)
Adjusted operating earnings before income taxes	$34	$37

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	March 31, 2026
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,480	$23	$33	$(1)	$2,469
Prime Non-Agency	1,718	14	170	—	1,562
Alt-A	124	3	3	1	125
Sub-Prime(1)	20	2	1	—	21
Total	$4,342	$42	$207	$—	$4,177
(1) Includes subprime other asset backed securities.

	December 31, 2025
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,621	$31	$29	$—	$2,623
Prime Non-Agency	1,688	18	167	—	1,539
Alt-A	132	4	3	1	134
Sub-Prime(1)	54	2	1	—	55
Total	$4,495	$55	$200	$1	$4,351
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities by origination as of the dates indicated:

	March 31, 2026
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2026	$—	$—	$1	$1	$1	$1	$1	$1	$—	$—	$3	$3
2025	—	—	—	—	13	13	—	—	—	—	13	13
2024	—	—	3	3	—	—	—	—	—	—	3	3
2023	—	—	—	—	4	4	—	—	—	—	4	4
2022	13	12	98	71	67	64	52	50	4	5	234	202
Prior	100	95	1,368	1,143	358	330	567	507	232	184	2,625	2,259
Total	$113	$107	$1,470	$1,218	$443	$412	$620	$558	$236	$189	$2,882	$2,484

	December 31, 2025
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2025	$—	$—	$—	$—	$14	$14	$—	$—	$—	$—	$14	$14
2024	—	—	3	3	—	—	—	—	—	—	3	3
2023	—	—	—	—	4	4	—	—	—	—	4	4
2022	13	12	97	72	76	72	62	60	4	5	252	221
2021	53	52	172	109	111	102	182	172	35	31	553	466
Prior	59	56	1,235	1,080	278	259	455	403	218	170	2,245	1,968
Total	$125	$120	$1,507	$1,264	$483	$451	$699	$635	$257	$206	$3,071	$2,676

As of March 31, 2026, 85.2% and 6.9% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2025, 84.9% and 8.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	March 31, 2026
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$455	$455	$404	$406	$1,149	$1,154	$64	$64	$78	$58	$2,150	$2,137
Auto-Loans	5	5	—	—	3	3	—	—	—	—	8	8
Student Loans	—	—	44	41	—	—	—	—	—	—	44	41
Credit Card loans	3	3	—	—	—	—	—	—	2	2	5	5
Other Loans	81	77	16	16	156	148	254	250	127	128	634	619
Total(1)	$544	$540	$464	$463	$1,308	$1,305	$318	$314	$207	$188	$2,841	$2,810
(1) Excludes subprime other asset backed securities.

	December 31, 2025
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$457	$461	$430	$434	$1,226	$1,237	$80	$80	$74	$61	$2,267	$2,273
Auto-Loans	5	5	—	—	3	3	—	—	—	—	8	8
Student Loans	—	—	48	46	—	—	—	—	—	—	48	46
Credit Card loans	4	4	—	—	—	—	—	—	2	2	6	6
Other Loans	82	78	16	16	162	155	203	201	116	113	579	563
Total(1)	$548	$548	$494	$496	$1,391	$1,395	$283	$281	$192	$176	$2,908	$2,896
(1) Excludes subprime other asset backed securities.
As of March 31, 2026, 83.1% and 11.3% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2025, 85.0% and 9.9% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of March 31, 2026, our mortgage loans on real estate portfolio had a weighted average DSC of 2.05 times and a weighted average LTV ratio of 42.3%. As of December 31, 2025, our mortgage loans on real estate portfolio had a weighted average DSC of 2.15 times, and a weighted average LTV ratio of 42.1%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

Impairments

We evaluate available-for-sale fixed maturities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for the policy used to evaluate whether the investments are impaired. Additionally, see the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on impairments.

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

European Exposures

We quantify and allocate our exposure to the region by attempting to identify aspects of the region or country risk to which we are exposed. Among the factors we consider are the home country of the issuer, the home country of the issuer's ultimate parent, the corporate and economic relationship between the issuer and its parent, as well as the political, legal and economic environment in which each functions. By undertaking this assessment, we believe that we develop a more accurate assessment of the actual geographic risk, with a more integrated understanding of contributing factors to the full risk profile of the issuer.

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

As of March 31, 2026, our total European exposure had an amortized cost and fair value of $2.6 billion and $2.5 billion, respectively. Some of the major country level exposures were in the United Kingdom of $1.0 billion, in The Netherlands of $270 million, in France of $256 million, in Germany of $173 million, in Switzerland of $59 million, in Ireland of $182 million and in Belgium of $36 million.

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

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the "Parent Issuer") has issued certain notes pursuant to transactions registered under the Securities Act of 1933. As of March 31, 2026, such securities consist of (i) the 3.65% senior notes due 2026, the 5.0% senior notes due 2034, the 5.05% senior notes due 2036, the 5.7% senior notes due 2043, and the 4.8% senior notes due 2046, with an aggregate principal amount of $1.9 billion (collectively, the "Senior Notes") and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million (the "Junior Subordinated Notes" and, together with the Senior Notes, the "Registered Notes"). As of December 31, 2025, such securities consist of (i) the 3.65% senior notes due 2026, the 5.0% senior notes due

2034, the 5.7% senior notes due 2043, and the 4.8% senior notes due 2046, with an aggregate principal amount of $1.5 billion and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $336 million.

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated:

	As of and for the
($ in millions)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Summarized Statements of Operations Information:
Total revenues	$(2)	$62
Total benefits and expenses	45	211
Income (loss), net of tax	(42)	(163)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(42)	(163)
Net income (loss) available to Obligor Group	(42)	(163)

Summarized Balance Sheets Information:
Total investments	124	87
Cash and cash equivalents	123	155
Deferred income taxes	772	783
Goodwill	94	94
Loans to non-obligated subsidiaries	553	305
Due from non-obligated subsidiaries	29	3
Total assets	1,711	1,456

Short-term debt with non-obligated subsidiaries	323	571
Due to non-obligated subsidiaries	8	3
Short-term debt	586	586
Long-term debt	1,913	1,518
Total liabilities	$2,913	$2,931

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of March 31, 2026:

			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$29,551	$(1,783)	$1,954
Mortgage loans on real estate	—	5,524	(154)	168
Embedded derivatives within reinsurance	—	55	(19)	21
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	36,578	(1,702)	1,832
Funding agreements with fixed maturities	—	2,276	(18)	18
Supplementary contracts and immediate annuities	—	483	(16)	17
Derivatives:
Interest rate contracts	15,135	59	195	(227)
Long-term debt	—	1,826	(73)	81
Stabilizer and MCGs	—	7	11	1
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

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2026:

			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$193	$18	$(18)
Limited partnerships/corporations	—	1,919	115	(115)
Financial liabilities with equity market risk:
Derivatives:
Equity contracts	206	(2)	(13)	13
(1) Increases in assets and liabilities are presented without parentheses while (decreases) in assets and liabilities are presented with parentheses.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic filings with the SEC is made known to them in a timely manner.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Litigation, Regulatory Matters and Contingencies section of the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for a description of our material legal proceedings.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
January 1, 2026 - January 31, 2026	725,940	$76.72	719,473	$507
February 1, 2026 - February 28, 2026	1,122,039	73.64	768,338	451
March 1, 2026 - March 31, 2026	571,461	67.40	570,447	413
Total	2,419,440	$73.09	2,058,258	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended March 31, 2026, there was an increase of 361,182 treasury shares in connection with such withholding activities.
(2) This share repurchase authorization expires on December 31, 2026 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

Item 5.         Other Information

During the three months ended March 31, 2026, none of the Company's directors and officers (as defined in Rule 16a-1(f)) adopted or terminated any trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

May 7, 2026			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

