Form 10-Q
period 2026-06-30
Voya Financial, Inc.
filed 2026-08-06
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2026, 90,596,349 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended June 30, 2026

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market and geopolitical risks (including war and terrorism), including general economic conditions, impacts of a U.S. government shutdown, tariffs imposed or proposed by the U.S. or foreign governments and our ability to manage such risks; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through dividends from our subsidiaries or lending programs; (iii) strategic and business risks, including our ability to maintain market share, achieve desired results from our acquisitions and dispositions, adapt to disruptive technology or innovations, or otherwise manage our third-party relationships; (iv) investment risks, including the ability to achieve desired returns and liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; and (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties" in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
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

PART I.    FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	June 30, 2026	December 31, 2025
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $28,236 and $28,724 as of 2026 and 2025, respectively; net of allowance for credit losses of $25 and $26 as of 2026 and 2025, respectively)	$26,406	$27,150
Fixed maturities, at fair value using the fair value option	1,576	1,740
Equity securities, at fair value	202	201
Short-term investments	179	145
Mortgage loans on real estate (net of allowance for credit losses of $25 and $31 as of 2026 and 2025, respectively)	5,459	5,577
Policy loans	312	323
Limited partnerships/corporations	1,879	1,891
Derivatives	197	197
Other investments	89	86
Securities pledged (amortized cost of $1,482 and $1,388 as of 2026 and 2025, respectively)	1,351	1,261
Total investments	37,650	38,571
Cash and cash equivalents	1,008	1,228
Short-term investments under securities loan agreements, including collateral delivered	964	984
Accrued investment income	413	414
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $15 and $16 as of 2026 and 2025, respectively)	10,426	10,713
Deferred policy acquisition costs ("DAC") and Value of business acquired ("VOBA")	2,328	2,401
Deferred income taxes	1,872	1,871
Goodwill	804	804
Other intangibles, net	854	874
Other assets (net of allowance for credit losses of $0 as of 2026 and 2025)	3,110	3,167
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	2,854	3,142
Cash and cash equivalents	77	120
Corporate loans, at fair value using the fair value option	965	1,350
Other assets	197	213
Assets held in separate accounts	119,424	113,007
Total assets	$182,946	$178,859

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	June 30, 2026	December 31, 2025
Liabilities:
Future policy benefits	$8,845	$8,982
Contract owner account balances	39,679	40,374
Payables under securities loan and repurchase agreements, including collateral held	1,309	1,273
Short-term debt	153	586
Long-term debt	1,950	1,518
Derivatives	248	282
Other liabilities	2,643	3,210
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	902	1,134
Other liabilities	1,151	1,454
Liabilities related to separate accounts	119,424	113,007
Total liabilities	$176,304	$171,820

Commitments and Contingencies (Note 18)

Mezzanine equity:
Redeemable noncontrolling interest	$230	$222

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2026 and 2025)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 108,606,237 and 107,424,252 shares issued as of 2026 and 2025, respectively; 90,586,252 and 93,842,616 shares outstanding as of 2026 and 2025, respectively)	1	1
Treasury stock (at cost; 18,019,985 and 13,581,636 shares as of 2026 and 2025, respectively)	(1,347)	(1,010)
Additional paid-in capital	6,421	6,358
Accumulated other comprehensive income (loss)	(1,952)	(1,788)
Retained earnings:
Unappropriated	1,562	1,392
Total Voya Financial, Inc. shareholders' equity	4,685	4,953
Noncontrolling interest	1,727	1,864
Total shareholders' equity	6,412	6,817
Total liabilities, mezzanine equity and shareholders' equity	$182,946	$178,859

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Net investment income	$537	$584	$1,106	$1,144
Fee income	620	577	1,224	1,147
Premiums	716	718	1,460	1,455
Net gains (losses)	(40)	(41)	(85)	(75)
Other revenue	112	100	221	204
Income (loss) related to CIEs:
Net investment income (loss)	(49)	43	1	75
Total revenues	1,896	1,981	3,927	3,950
Benefits and expenses:
Policyholder benefits	560	541	1,124	1,120
Interest credited to contract owner account balances	265	260	520	516
Operating expenses	898	857	1,746	1,681
Net amortization of DAC and VOBA	62	58	127	120
Interest expense	33	28	62	60
Operating expenses related to CIEs:
Interest expense	35	35	67	70
Other expense	9	14	17	22
Total benefits and expenses	1,862	1,793	3,663	3,589
Income (loss) before income taxes	34	188	264	361
Income tax expense (benefit)	16	27	51	49
Net income (loss)	18	161	213	312
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(76)	(5)	(63)	(10)
Net income (loss) available to Voya Financial, Inc.	94	166	276	322
Less: Preferred stock dividends	4	4	21	21
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$90	$162	$255	$301

Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$0.99	$1.69	$2.77	$3.14
Diluted	$0.97	$1.66	$2.73	$3.09

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$18	$161	$213	$312
Other comprehensive income (loss), before tax:
Change in current discount rate	20	16	52	28
Unrealized gains (losses) on investments	118	128	(259)	472
Other comprehensive income (loss), before tax	138	144	(207)	500
Income tax expense (benefit) related to items of other comprehensive income (loss)	29	30	(43)	105
Other comprehensive income (loss), after tax	109	114	(164)	395
Comprehensive income (loss)	127	275	49	707
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(76)	(5)	(63)	(10)
Comprehensive income (loss) attributable to Voya Financial, Inc.	$203	$280	$112	$717

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2026 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of April 1, 2026	$1	$(1,188)	$6,395	$(2,061)	$1,511	$4,658	$1,822	$6,480	$226
Comprehensive income (loss):
Net income (loss)	—	—	—	—	94	94	(92)	2	16
Other comprehensive income (loss), after tax	—	—	—	109	—	109	—	109	—
Total comprehensive income (loss)						203	(92)	111	16
Common stock acquired - Share repurchase	—	(150)	—	—	—	(150)	—	(150)	—
Dividends on preferred stock	—	—	—	—	(4)	(4)	—	(4)	—
Dividends on common stock	—	—	—	—	(42)	(42)	—	(42)	—
Share-based compensation	—	(9)	26	—	3	20	—	20	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	(3)	(3)	(12)
Balance as of June 30, 2026	$1	$(1,347)	$6,421	$(1,952)	$1,562	$4,685	$1,727	$6,412	$230

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2026 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2026	$1	$(1,010)	$6,358	$(1,788)	$1,392	$4,953	$1,864	$6,817	$222
Comprehensive income (loss):
Net income (loss)	—	—	—	—	276	276	(88)	188	25
Other comprehensive income (loss), after tax	—	—	—	(164)	—	(164)	—	(164)	—
Total comprehensive income (loss)						112	(88)	24	25
Common stock issuance	—	—	3	—	—	3	—	3	—
Common stock acquired - Share repurchase	—	(301)	—	—	—	(301)	—	(301)
Dividends on preferred stock	—	—	—	—	(21)	(21)	—	(21)	—
Dividends on common stock	—	—	—	—	(86)	(86)	—	(86)	—
Share-based compensation	—	(36)	60	—	2	26	—	26
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	(1)	(1)	(49)	(50)	(17)
Balance as of June 30, 2026	$1	$(1,347)	$6,421	$(1,952)	$1,562	$4,685	$1,727	$6,412	$230

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2025 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of April 1, 2025	$1	$(788)	$6,299	$(2,181)	$1,052	$4,383	$1,764	$6,147	$214
Comprehensive income (loss):
Net income (loss)	—	—	—	—	166	166	(16)	150	11
Other comprehensive income (loss), after tax	—	—	—	114	—	114	—	114	—
Total comprehensive income (loss)						280	(16)	264	11
Net consolidations (deconsolidations) of CIEs	—	—	—	—	—	—	(2)	(2)	—
Dividends on preferred stock	—	—	—	—	(4)	(4)	—	(4)	—
Dividends on common stock	—	—	—	—	(44)	(44)	—	(44)	—
Share-based compensation	—	(8)	22	—	(1)	13	—	13	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	1	1	(37)	(36)	(10)
Balance as of June 30, 2025	$1	$(796)	$6,321	$(2,067)	$1,170	$4,629	$1,709	$6,338	$215

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

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2026 and 2025 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$467	$563
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	4,398	4,115
Equity securities	40	82
Mortgage loans on real estate	618	391
Limited partnerships/corporations	139	107
Acquisition of:
Fixed maturities	(4,142)	(3,800)
Equity securities	(35)	(42)
Mortgage loans on real estate	(496)	(447)
Limited partnerships/corporations	(106)	(214)
Short-term investments, net	(34)	(42)
Derivatives, net	45	(44)
Sales from CIEs	907	664
Purchases within CIEs	(1,067)	(1,140)
Collateral received (delivered), net	56	(156)
Receipts on deposit asset contracts	53	64
Cash and cash equivalents acquired from business acquisitions, net of cash paid (1)	—	224
Other, net	(4)	(41)
Net cash provided by (used in) investing activities	372	(279)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,778	2,002
Maturities and withdrawals from investment contracts	(2,787)	(2,723)
Proceeds from issuance of long-term debt, net	446	—
Repayments of long-term debt, including current maturities	(447)	(400)
Borrowings of CIEs	683	719
Repayments of borrowings of CIEs	(720)	(831)
Contributions from (distributions to) participants in CIEs, net	543	965
Proceeds from issuance of common stock, net	3	3
Common stock acquired - Share repurchase	(300)	—
Dividends paid on preferred stock	(21)	(21)
Dividends paid on common stock (including dividend equivalent payments of $4 and $3 as of 2026 and 2025, respectively)	(90)	(90)
Contingent consideration paid	(130)	(34)
Other, net	(60)	(67)
Net cash provided by (used in) financing activities	(1,102)	(477)
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	(263)	(193)
Cash and cash equivalents, including cash in CIEs, beginning of period	1,348	1,514
Cash and cash equivalents, including cash in CIEs, end of period	$1,085	$1,321
(1) Includes $274 of cash equivalents received in 2025 as part of the OneAmerica acquisition.
	June 30, 2026	December 31, 2025
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents	$1,008	$1,228
Cash and cash equivalents in CIEs	77	120
Total cash and cash equivalents, including cash in CIEs	$1,085	$1,348

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc., together with its subsidiaries (collectively, the "Company"), is a financial services organization that offers a broad range of retirement services, group insurance and supplemental health products, investment management services and mutual funds primarily in the United States. Products and services are provided by the Company through three segments: Retirement, Investment Management and Employee Benefits. Activities not directly related to the Company's segments and certain run-off activities that are not meaningful to the Company's business strategy are included within Corporate. See Note 9, Segments to these Condensed Consolidated Financial Statements.

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

The Condensed Consolidated Financial Statements include the accounts of Voya Financial, Inc. and its subsidiaries, as well as other voting interest entities ("VOEs") and variable interest entities ("VIEs") in which the Company has a controlling financial interest. See Note 19, Consolidated and Nonconsolidated Investment Entities to these Condensed Consolidated Financial Statements. Intercompany transactions and balances have been eliminated.

Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on Net income (loss) or Total shareholders' equity.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2026:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$708	$1	$60	$—	$—	$649
U.S. Government agencies and authorities	30	—	—	—	—	30
State, municipalities and political subdivisions	542	—	92	—	—	450
U.S. corporate public securities	8,840	128	950	—	—	8,018
U.S. corporate private securities	5,699	42	230	—	3	5,508
Foreign corporate public securities and foreign governments(1)	2,887	46	218	—	2	2,713
Foreign corporate private securities(1)	2,736	37	63	—	8	2,702
Residential mortgage-backed securities	4,354	37	211	(3)	—	4,177
Commercial mortgage-backed securities	2,724	3	393	—	—	2,334
Other asset-backed securities	2,774	28	38	—	12	2,752
Total fixed maturities, including securities pledged	31,294	322	2,255	(3)	25	29,333
Less: Securities pledged	1,482	—	131	—	—	1,351
Total fixed maturities	$29,812	$322	$2,124	$(3)	$25	$27,982
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2026, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$826	$825
After one year through five years	3,387	3,359
After five years through ten years	3,766	3,721
After ten years	13,463	12,165
Mortgage-backed securities	7,078	6,511
Other asset-backed securities	2,774	2,752
Fixed maturities, including securities pledged	$31,294	$29,333

As of June 30, 2026 and December 31, 2025, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholders' equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending Program

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	June 30, 2026	December 31, 2025
U.S. Treasuries	$104	$52
U.S. corporate public securities	466	495
Short-term investments and cash equivalents	—	16
Foreign corporate public securities and foreign governments	245	199
Total(1)	$815	$762
(1) As of June 30, 2026 and December 31, 2025, liabilities to return cash collateral were $740 and $726, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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

Allowance for credit losses

The following tables presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the periods presented:

	Six Months Ended June 30, 2026
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$9	$—	$2	$8	$7	$26
Credit losses on securities for which credit losses were not previously recorded	—	—	—	—	3	3
Reductions for securities sold during the period	(7)	—	—	—	—	(7)
Increase (decrease) on securities with allowance recorded in previous period	1	—	—	—	2	3
Balance as of June 30	$3	$—	$2	$8	$12	$25

	Year Ended December 31, 2025
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$6	$17	$2	$9	$4	$38
Credit losses on securities for which credit losses were not previously recorded	9	—	—	—	3	12
Reductions for securities sold during the period	(6)	(17)	—	—	—	(23)
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	(1)	—	(1)
Balance as of December 31	$9	$—	$2	$8	$7	$26

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For additional information about the Company’s methodology and significant inputs used in determining whether a credit loss exists, see Note 1, Business, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements in Part II, Item 8. of the Annual Report on Form 10-K.

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of June 30, 2026
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$310	$8	$291	$52	$601	$60
U.S. Government agencies and authorities	15	—	—	—	15	—
State, municipalities and political subdivisions	4	—	438	92	442	92
U.S. corporate public securities	1,145	51	4,105	899	5,250	950
U.S. corporate private securities	1,300	20	1,959	210	3,259	230
Foreign corporate public securities and foreign governments	460	7	1,086	211	1,546	218
Foreign corporate private securities	679	9	894	54	1,573	63
Residential mortgage-backed	629	10	967	201	1,596	211
Commercial mortgage-backed	88	1	1,957	392	2,045	393
Other asset-backed	625	11	219	27	844	38
Total	$5,255	$117	$11,916	$2,138	$17,171	$2,255

	As of December 31, 2025
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$257	$4	$291	$47	$548	$51
State, municipalities and political subdivisions	4	—	493	96	497	96
U.S. corporate public securities	568	42	4,282	871	4,850	913
U.S. corporate private securities	348	4	2,334	199	2,682	203
Foreign corporate public securities and foreign governments	163	4	1,247	211	1,410	215
Foreign corporate private securities	70	1	1,118	48	1,188	49
Residential mortgage-backed	244	2	1,170	198	1,414	200
Commercial mortgage-backed	75	1	2,243	400	2,318	401
Other asset-backed	251	3	260	28	511	31
Total	$1,980	$61	$13,438	$2,098	$15,418	$2,159

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2026 and December 31, 2025, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

As of June 30, 2026, the weighted average duration of the Company's fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

Evaluating Securities for Intent Impairments

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses. Intent impairments were $14 and $18 for the three and six months ended June 30, 2026, respectively. Intent impairments were zero and $19 for the three and six months ended June 30, 2025, respectively.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three and six months ended June 30, 2026 and 2025, the Company had no material debt modifications that require such disclosure.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of June 30, 2026 and December 31, 2025, respectively.

	As of June 30, 2026
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2026	$139	$165	$127	$37	$—	$468
2025	353	492	58	16	—	919
2024	188	130	18	—	—	336
2023	62	129	—	—	—	191
2022	247	219	63	3	—	532
Prior	2,702	284	33	17	2	3,038
Total	$3,691	$1,419	$299	$73	$2	$5,484

	As of December 31, 2025
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2025	$387	$489	$92	$—	$—	$968
2024	180	147	18	—	—	345
2023	90	203	—	—	—	293
2022	249	254	85	—	—	588
2021	227	185	37	17	—	466
Prior	2,783	163	—	—	2	2,948
Total	$3,916	$1,441	$232	$17	$2	$5,608

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of June 30, 2026 and December 31, 2025, respectively.

	As of June 30, 2026
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2026	$188	$150	$111	$19	$468
2025	725	119	63	12	919
2024	162	76	67	31	336
2023	118	65	3	5	191
2022	354	86	32	60	532
Prior	2,233	388	245	172	3,038
Total	$3,780	$884	$521	$299	$5,484
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

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of June 30, 2026 and December 31, 2025, respectively.

	As of June 30, 2026
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2026	$40	$92	$175	$33	$14	$35	$43	$22	$14	$468
2025	244	108	181	195	76	32	37	21	25	919
2024	68	109	49	47	20	16	8	2	17	336
2023	31	24	10	69	27	11	—	19	—	191
2022	139	68	54	79	93	72	1	7	19	532
Prior	777	714	573	227	250	268	60	89	80	3,038
Total	$1,299	$1,115	$1,042	$650	$480	$434	$149	$160	$155	$5,484

	As of December 31, 2025
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2025	$244	$109	$238	$189	$75	$33	$36	$19	$25	$968
2024	60	104	49	69	20	17	7	3	16	345
2023	33	42	16	96	38	36	3	26	3	293
2022	151	73	55	79	108	94	1	7	20	588
2021	102	55	97	60	89	51	2	10	—	466
Prior	764	719	598	190	217	228	60	91	81	2,948
Total	$1,354	$1,102	$1,053	$683	$547	$459	$109	$156	$145	$5,608

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of June 30, 2026 and December 31, 2025, respectively.

	As of June 30, 2026
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2026	$73	$233	$100	$—	$62	$—	$—	$468
2025	352	407	145	7	5	3	—	919
2024	60	199	61	16	—	—	—	336
2023	36	116	8	—	31	—	—	191
2022	106	233	151	23	9	10	—	532
Prior	685	771	848	505	45	133	51	3,038
Total	$1,312	$1,959	$1,313	$551	$152	$146	$51	$5,484

	As of December 31, 2025
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2025	$406	$403	$145	$7	$4	$3	$—	$968
2024	73	197	59	16	—	—	—	345
2023	121	120	7	13	32	—	—	293
2022	107	247	178	37	9	10	—	588
2021	46	137	166	104	—	—	13	466
Prior	713	750	779	480	46	141	39	2,948
Total	$1,466	$1,854	$1,334	$657	$91	$154	$52	$5,608

The following table summarizes activity in the allowance for credit losses for commercial mortgage loans for the periods indicated:

	June 30, 2026	December 31, 2025
Allowance for credit losses, beginning of period	$31	$24
Credit losses on mortgage loans for which credit losses were not previously recorded	4	16
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	(2)	2
Provision for expected credit losses	33	42
Write-offs	(8)	(11)
Allowance for credit losses, end of period	$25	$31

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	June 30, 2026	December 31, 2025
Current	$5,471	$5,537
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	13	71
Total	$5,484	$5,608

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments or when a loan has matured without being paid off or extended. As of June 30, 2026 and December 31, 2025, the Company had $13 and $71, respectively, of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the six months ended June 30, 2026 and the year ended December 31, 2025 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed maturities	$476	$462	$943	$927
Equity securities	8	5	10	8
Mortgage loans on real estate	71	69	140	136
Policy loans	4	5	9	10
Short-term investments and cash equivalents	7	10	16	20
Limited partnerships and other	(5)	55	33	87
Gross investment income	561	606	1,151	1,188
Less: Investment expenses	24	22	45	44
Net investment income	$537	$584	$1,106	$1,144

As of June 30, 2026 and December 31, 2025, the Company had $57 and $1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed maturities, available-for-sale, including securities pledged	$(14)	$(25)	$(30)	$(24)
Fixed maturities, at fair value option	(79)	—	(143)	20
Equity securities, at fair value	5	1	2	2
Derivatives	58	(26)	75	(79)
Mortgage loans	(1)	2	(1)	(4)
Other	(9)	7	12	10
Net gains (losses)	$(40)	$(41)	$(85)	$(75)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Proceeds on sales	$1,247	$969	$2,500	$2,379
Gross gains	5	10	32	27
Gross losses	21	9	43	44

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of June 30, 2026 and December 31, 2025.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2026			December 31, 2025
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges(2):
Interest rate contracts(3)	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	174	4	—	166	—	2
Cash flow hedges:
Interest rate contracts	12	—	—	12	—	—
Foreign exchange contracts	555	10	15	521	9	18
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	16,295	180	227	14,815	184	258
Foreign exchange contracts	184	1	4	197	1	2
Equity contracts	247	2	2	248	3	2
Credit contracts	73	—	—	75	—	—
Embedded derivatives and Managed custody guarantees ("MCGs"):
Within fixed maturity investments(4)	N/A	—	3	N/A	1	—
Within reinsurance agreements(5)(6)	N/A	50	(10)	N/A	55	(9)
MCGs(7)	N/A	—	1	N/A	—	—
Stabilizer(7)	N/A	—	7	N/A	—	5
Total		$247	$249		$253	$278
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Condensed Consolidated Balance Sheets.
(2) Total carrying amount of hedged assets and liabilities was $358 and $365 as of June 30, 2026 and December 31, 2025, respectively.
(3) The cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets and liabilities was $(1) and $4 as of June 30, 2026 and December 31, 2025, respectively. Of those amounts, $1 and $2, respectively, related to hedging adjustments on discontinued hedging relationships.
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
(7) Included in Contract owner account balances on the Condensed Consolidated Balance Sheets.
N/A - Not applicable

See Note 4, Fair Value Measurements (excluding Consolidated Investment Entities) to these Condensed Consolidated Financial Statements for additional information on derivative asset and liability fair values.

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized	Counterparty Netting(1)	Cash Collateral Netting(1)	Securities Collateral Netting(1)	Net Receivables/ Payables
June 30, 2026
Derivative assets	$197	$(183)	$(10)	$(2)	$2
Derivative liabilities	248	(183)	(48)	(9)	8
December 31, 2025
Derivative assets	197	(189)	(5)	—	3
Derivative liabilities	282	(189)	(79)	(11)	3
(1) Represents the netting of receivable with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Collateral

As of June 30, 2026, the Company held $7 and pledged $45 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2025, the Company held $3 and pledged $77 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2026, the Company delivered $226 of securities and held $4 of securities as collateral. As of December 31, 2025, the Company delivered $204 of securities and held no securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows for the periods indicated:

	2026		2025
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Loss)	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended June 30,
Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)(1)	$—	$(6)	$—	$(41)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	—	1

Six Months Ended June 30,
Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)(1)	$—	$5	$—	$(57)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	—	3	—	3
(1) See Note 14, Accumulated Other Comprehensive Income (Loss) to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting were as follows for the periods indicated:

	2026		2025
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended June 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$537	$(40)	$584	$(41)
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(1)	—	9
Derivatives designated as hedging instruments(1)	—	1	—	(9)
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss) into income	1	—	1	—

Six Months Ended June 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$1,106	$(85)	$1,144	$(75)
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(4)	—	13
Derivatives designated as hedging instruments(1)	—	5	—	(13)
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss) into income	3	—	3	—
(1) The change in derivative instruments designated and qualifying as fair value hedges of $0 and $1 was excluded from the assessment of hedge effectiveness and recognized currently in earnings for the three and six months ended June 30, 2026, respectively. The change in derivative instruments designated and qualifying as fair value hedges of $1 was excluded from the assessment of hedge effectiveness and recognized currently in earnings for the three and six months ended June 30, 2025.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$38	$(30)	$60	$(77)
Foreign exchange contracts	Net gains (losses)	(1)	—	(3)	5
Equity contracts	Net gains (losses)	19	14	12	7
Credit contracts	Net gains (losses)	1	(1)	1	(1)
Embedded derivatives and MCGs:
Within fixed maturity investments	Net gains (losses)	(3)	3	(4)	7
Within reinsurance agreements(1)	(2)	5	—	(4)	5
MCGs	Net gains (losses)	(1)	2	(1)	1
Stabilizer	Net gains (losses)	—	1	(2)	5
Total		$58	$(11)	$59	$(48)
(1) For the three and six months ended June 30, 2026, the amount excluded gains (losses) of $0 from standalone derivatives recognized in Net gains (losses). For the three and six months ended June 30, 2025, the amount excluded gains (losses) of $10 and $11, respectively, from standalone derivatives recognized in Net gains (losses).
(2) Gains (losses) on embedded derivatives within reinsurance agreements are recognized in either Policyholder benefits or Net gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2026:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$533	$116		$—	$649
U.S. Government agencies and authorities	—	30		—	30
State, municipalities and political subdivisions	—	450		—	450
U.S. corporate public securities	—	7,941		77	8,018
U.S. corporate private securities	—	2,728		2,780	5,508
Foreign corporate public securities and foreign governments(1)	—	2,639		74	2,713
Foreign corporate private securities(1)	—	1,745		957	2,702
Residential mortgage-backed securities	—	4,112		65	4,177
Commercial mortgage-backed securities	—	2,334		—	2,334
Other asset-backed securities	—	2,410		342	2,752
Total fixed maturities, including securities pledged	533	24,505		4,295	29,333
Equity securities	109	—		93	202
Derivatives:
Interest rate contracts	1	179		—	180
Foreign exchange contracts	—	15		—	15
Equity contracts	—	2		—	2
Embedded derivatives within reinsurance	—	50		—	50
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,149	2		—	2,151
Assets held in separate accounts	113,588	5,390		446	119,424
Total assets	$116,380	$30,143		$4,834	$151,357
Liabilities:
Contingent consideration	$—	$—		$21	$21
Stabilizer and MCGs	—	—		8	8
Derivatives:
Interest rate contracts	1	226		—	227
Foreign exchange contracts	—	19		—	19
Equity contracts	—	2		—	2
Embedded derivatives within reinsurance	—	(10)	(2)	—	(10)
Total liabilities	$1	$237		$29	$267
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

Derivatives: Derivatives are carried at fair value, which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, Overnight Index Swap ("OIS") rates, and Secured Overnight Financing Rate ("SOFR"). The Company uses SOFR discounting for valuations of interest rate derivatives; however, certain legacy positions may continue to be discounted on OIS. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. The Company also has certain credit default swaps and options that are priced by third-party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2. See Note 3, Derivative Financial Instruments to these Condensed Consolidated Financial Statements for more information.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2026
	Fair Value as of April 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net income (loss)	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$77	$—	$—	$—	$—	$—	$—	$—	$—	$77	$—	$—
U.S. corporate private securities	2,306	—	(1)	396	—	(39)	(101)	251	(32)	2,780	—	1
Foreign corporate public securities and foreign governments(1)	59	—	1	—	—	—	(1)	15	—	74	—	1
Foreign corporate private securities(1)	740	1	(6)	156	—	—	(56)	122	—	957	—	(6)
Residential mortgage-backed securities	75	(3)	—	5	—	—	—	—	(12)	65	(3)	—
Other asset-backed securities	318	(1)	10	37	—	—	(10)	—	(12)	342	—	10
Total fixed maturities, including securities pledged	3,575	(3)	4	594	—	(39)	(168)	388	(56)	4,295	(3)	6
Equity securities, at fair value	83	2	—	8	—	—	—	—	—	93	1	—
Contingent consideration	(22)	—	—	—	—	—	1	—	—	(21)	—	—
Stabilizer and MCGs(2)	(7)	—	—	—	(1)	—	—	—	—	(8)	—	—
Assets held in separate accounts(4)	426	(1)	—	34	—	(18)	—	12	(7)	446	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2026
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net income (loss)	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$78	$—	$(1)	$—	$—	$—	$—	$—	$—	$77	$—	$(1)
U.S. corporate private securities	2,100	(3)	(31)	667	—	(74)	(202)	373	(50)	2,780	(1)	(30)
Foreign corporate public securities and foreign governments(1)	60	—	(1)	—	—	—	—	15	—	74	—	(1)
Foreign corporate private securities(1)	631	1	(16)	274	—	—	(58)	125	—	957	—	(15)
Residential mortgage-backed securities	71	(5)	—	4	—	—	—	—	(5)	65	(5)	—
Other asset-backed securities	299	(1)	11	113	—	(2)	(24)	—	(54)	342	—	11
Total fixed maturities, including securities pledged	3,239	(8)	(38)	1,058	—	(76)	(284)	513	(109)	4,295	(6)	(36)
Equity securities, at fair value	94	1	—	8	—	(10)	—	—	—	93	1	—
Contingent consideration	(147)	(4)	—	—	—	—	130	—	—	(21)	—	—
Stabilizer and MCGs(2)	(5)	(2)	—	—	(1)	—	—	—	—	(8)	—	—
Assets held in separate accounts(4)	388	(5)	—	72	—	(25)	—	24	(8)	446	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2025
	Fair Value as of April 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net income (loss)	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$48	$—	$—	$—	$—	$—	$—	$—	$—	$48	$—	$—
U.S. corporate private securities	1,677	2	16	87	—	(13)	(94)	—	—	1,675	—	13
Foreign corporate public securities and foreign governments(1)	59	—	—	3	—	—	—	—	—	62	—	—
Foreign corporate private securities(1)	590	(32)	20	72	—	—	(14)	—	—	636	1	20
Residential mortgage-backed securities	70	—	—	28	—	—	—	—	—	98	—	—
Other asset-backed securities	19	—	—	74	—	—	(1)	2	—	94	—	—
Total fixed maturities, including securities pledged	2,463	(30)	36	264	—	(13)	(109)	2	—	2,613	1	33
Equity securities, at fair value	110	(1)	—	—	—	(14)	—	—	—	95	—	—
Contingent consideration	(152)	(2)	—	—	—	—	—	—	—	(154)	—	—
Stabilizer and MCGs(2)	(16)	4	—	—	(1)	—	—	—	—	(13)	—	—
Embedded derivatives within reinsurance	(52)	10	—	—	—	—	—	—	—	(42)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	24	—	1	—	—	—	—	—	—	25	—	1
Assets held in separate accounts(4)	338	2	—	13	—	(3)	—	—	(3)	347	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2025
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances		Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net income (loss)	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$59	$(1)	$2	$1	$—		$(11)	$—	$—	$(2)	$48	$—	$1
U.S. corporate private securities	1,497	1	35	271	—		(11)	(118)	—	—	1,675	1	32
Foreign corporate public securities and foreign governments(1)	60	—	(1)	3	—		—	—	—	—	62	—	(1)
Foreign corporate private securities(1)	421	(50)	49	232	—		—	(16)	—	—	636	(18)	49
Residential mortgage-backed securities	67	(3)	—	43	—		—	—	—	(9)	98	(3)	—
Other asset-backed securities	23	—	—	77	—		—	(4)	—	(2)	94	—	—
Total fixed maturities, including securities pledged	2,127	(53)	85	627	—		(22)	(138)	—	(13)	2,613	(20)	81
Equity securities, at fair value	98	2	—	9	—		(14)	—	—	—	95	2	—
Contingent consideration	(2)	(4)	—	—	(149)	(5)	—	1	—	—	(154)	—	—
Stabilizer and MCGs(2)	(19)	7	—	—	(1)		—	—	—	—	(13)	—	—
Embedded derivatives within reinsurance	(53)	11	—	—	—		—	—	—	—	(42)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	23	—	2	—	—		—	—	—	—	25	—	2
Assets held in separate accounts(4)	340	6	—	21	—		(17)	—	—	(3)	347	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2026 and 2025, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$29,333	$29,333	$30,151	$30,151
Equity securities	202	202	201	201
Mortgage loans on real estate	5,484	5,356	5,608	5,522
Policy loans	312	312	323	323
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,151	2,151	2,357	2,357
Derivatives	197	197	197	197
Embedded derivatives within reinsurance	50	50	55	55
Other investments	89	89	86	86
Assets held in separate accounts	119,424	119,424	113,007	113,007
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$33,102	$35,804	$33,793	$37,154
Funding agreements with fixed maturities	2,251	2,261	2,101	2,120
Supplementary contracts and immediate annuities	488	468	504	481
Stabilizer and MCGs	8	8	5	5
Derivatives	248	248	282	282
Embedded derivatives within reinsurance(2)	(10)	(10)	(9)	(9)
Short-term debt	153	154	586	588
Long-term debt	1,950	1,920	1,518	1,489
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC			VOBA(1)
	Retirement Deferred and Individual Annuities	Employee Benefits Voluntary	Businesses Exited
Balance as of January 1, 2025	$701	$215	$838	$376
Additions related to business acquisitions	—	—	—	390
Deferrals of commissions and expenses	59	46	—	4
Amortization expense	(54)	(40)	(94)	(60)
Balance as of December 31, 2025	$706	$221	$744	$710
Deferrals of commissions and expenses	29	23	—	2
Amortization expense	(27)	(26)	(45)	(29)
Balance as of June 30, 2026	$708	$218	$699	$683
(1) Primarily related to the Retirement segment.

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets as of the periods indicated:

	June 30, 2026	December 31, 2025
DAC:
Retirement Deferred and Individual Annuities	$708	$706
Employee Benefits Voluntary	218	221
Businesses Exited	699	744
Other	20	20
VOBA	683	710
Total	$2,328	$2,401

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Future Policy Benefits and Contract Owner Account Balances

Employee Benefits Group products include long-duration term life insurance, as well as long-term disability products that are mostly employer paid. Employee Benefits Voluntary products include long-duration whole life insurance, critical illness, and accident and hospital indemnity insurance that are mostly employee paid. The following tables present the balances and changes in the liability for future policy benefits for Employee Benefits Group, Employee Benefits Voluntary and Businesses Exited as of June 30, 2026 and December 31, 2025:

	Employee Benefits Group		Employee Benefits Voluntary		Businesses Exited
	2026	2025	2026	2025	2026	2025
Present Value of Expected Net Premiums:
Balance at January 1	$4	$4	$166	$171	$2,557	$2,872
Beginning balance at original discount rate	4	4	169	180	2,479	2,842
Effect of change in cash flow assumptions	—	—	—	(11)	—	(194)
Effect of actual variances from expected experience	—	—	13	20	21	(17)
Adjusted balance at January 1	4	4	182	189	2,500	2,631
Interest accrual	—	—	4	6	67	148
Net premiums collected(1)	—	—	(17)	(26)	(144)	(300)
Ending balance at original discount rate	4	4	169	169	2,423	2,479
Effects of changes in discount rate assumptions	—	—	(5)	(3)	34	78
Balance at end of period	$4	$4	$164	$166	$2,457	$2,557

Present Value of Expected Future Policy Benefits:
Balance at January 1	$792	$772	$498	$461	$6,527	$7,017
Beginning balance at original discount rate	802	801	517	487	6,494	7,138
Effect of change in cash flow assumptions	—	(5)	—	(12)	—	(244)
Effect of actual variances from expected experience	(11)	(30)	31	60	27	(57)
Adjusted balance at January 1	791	766	548	535	6,521	6,837
Issuances	92	102	—	—	5	13
Interest accrual	12	17	9	14	165	351
Benefit payments	(83)	(83)	(21)	(32)	(361)	(707)
Ending balance at original discount rate	812	802	536	517	6,330	6,494
Effects of changes in discount rate assumptions	(20)	(10)	(23)	(19)	(73)	33
Balance at end of period	$792	$792	$513	$498	$6,257	$6,527

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net liability for future policy benefits	$788	$788	$349	$332	$3,800	$3,970
Less: Reinsurance recoverable	358	353	20	16	3,715	3,883
Net liability for future policy benefits, after reinsurance recoverable	$430	$435	$329	$316	$85	$87
(1) Net Premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

The following table presents a rollforward of the additional reserve liability for Businesses Exited for the periods indicated:

	Businesses Exited
	June 30, 2026	December 31, 2025
Balance at beginning of period	$1,880	$1,883
Effect of change in cash flow assumptions	—	59
Effect of actual variances from expected experience	7	(11)
Adjusted balance at January 1	1,887	1,931
Interest accrual	39	80
Excess Benefits	(201)	(406)
Assessments	125	275
Balance at end of period	1,850	1,880
Less: Reinsurance recoverable	1,798	1,827
Net additional liability, after reinsurance recoverable	$52	$53

Future policy benefits include the liability for unpaid claims and claim adjustment expenses related to medical stop loss products within the Employee Benefits segment. The following table presents a rollforward of the liability for unpaid claims and claim adjustment expenses for the periods indicated:

	Medical Stop Loss
	Six Months Ended June 30,
	2026	2025
Balance at January 1	$458	$595
Less: Reinsurance recoverable	(2)	(5)
Net balance at January 1	456	590
Incurred claims and claim adjustment expenses related to:(1)
Current year	531	556
Prior years	91	36
Total incurred	622	592
Paid claim and claim adjustment expenses related to:(1)
Current year	(123)	(150)
Prior years	(440)	(479)
Total paid	(563)	(629)
Net balance at June 30	515	553
Plus: Reinsurance recoverable	4	8
Balance as of June 30	$519	$561
(1) Amounts presented are net of reinsurance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Pricing, underwriting and reserving on the medical stop loss products are performed based on policy years, and key metrics such as loss ratios are tracked, managed and reported on this basis. The majority of the medical stop loss policies renew in January of each year. For the six months ended June 30, 2026, net claims incurred on prior years of $91 is primarily attributed to incurred claims for the policy year effective during 2025 and partially offset by favorable claim development for policy years effective during 2024 and 2025. For the six months ended June 30, 2025, net claims incurred on prior years of $36 is primarily attributed to incurred claims for the policy year effective during 2024 and partially offset by favorable claim development for policy years effective during 2023 and 2024.

The reconciliation of the net liability for future policy benefits to the liability for Future policy benefits in the Condensed Consolidated Balance Sheets is presented below:

	June 30, 2026	December 31, 2025
Employee Benefits Group	$788	$788
Employee Benefits Voluntary	349	332
Businesses Exited - Future policy benefits	3,800	3,970
Businesses Exited - Additional liability	1,850	1,880
Businesses Exited - Other	1,224	1,236
Medical stop loss products	519	458
Other	315	318
Total	$8,845	$8,982

The amount of undiscounted expected gross premiums and future benefit payments is presented in the table below:

	June 30, 2026		December 31, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Employee Benefits Group
Expected future benefit payments	$1,013	$812	$1,005	$802
Expected future gross premiums	10	8	11	8
Employee Benefits Voluntary
Expected future benefit payments	939	536	910	517
Expected future gross premiums	571	399	566	398

The following table presents the weighted average duration of the liability for future policy benefits and the weighted average interest rates for the periods indicated:

	Employee Benefits Group		Employee Benefits Voluntary		Businesses Exited
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Weighted average duration (in years)(1)	7	7	14	14	7	8
Interest accretion rate	4.3%	4.2%	5.0%	5.1%	5.1%	5.0%
Current discount rate	5.3%	5.0%	5.8%	5.7%	5.5%	5.3%
(1) Weighted average duration (in years) for Businesses Exited includes additional liability.

The weighted average interest accretion rate for the additional liability related to Businesses Exited was 4.3% for the periods ended June 30, 2026 and December 31, 2025.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Retirement Deferred Group and Individual Annuity		Businesses Exited
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Balance at January 1	$32,209	$29,624	$3,844	$4,182
Additions related to business acquisitions	—	3,458	—	—
Deposits	1,471	3,034	132	266
Fee income	(37)	(63)	(175)	(362)
Surrenders, withdrawals and benefits	(2,821)	(5,446)	(186)	(410)
Net transfers (from) to the general account(1)	375	690	3	10
Interest credited	444	912	71	158
Ending Balance	$31,641	$32,209	$3,689	$3,844

Weighted-average crediting rate	2.8%	2.8%	3.8%	4.0%
Net amount at risk(2)	$58	$61	$604	$629
Cash surrender value	$31,210	$31,778	$1,014	$1,083
(1) Net transfers (from) to the general account for Retirement include transfers of $(372) and $(884) for 2026 and 2025, respectively, related to Voya-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.
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

The following table presents a reconciliation of the Contract owner account balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	June 30, 2026	December 31, 2025
Retirement Deferred group and individual annuity	$31,641	$32,209
Businesses Exited	3,689	3,844
Non-putable funding agreements	2,251	2,101
Businesses Exited - Other	999	1,048
Other(1)	1,099	1,172
Total	$39,679	$40,374
(1) Primarily consists of other retirement and universal life contracts.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the contract owner account balances by range of guaranteed minimum crediting rates and the range of differences between the interest rate credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of June 30, 2026
Up to 1.00%	$125	$3,766	$3,795	$1,747	$2,182	$2,900	$14,515
1.01% - 2.00%	368	91	62	10	3	4	538
2.01% - 3.00%	9,591	218	75	60	6	6	9,956
3.01% - 4.00%	8,454	146	—	2	—	—	8,602
4.01% and Above	1,319	73	—	—	—	—	1,392
Renewable beyond 12 months (MYGA)(2)	335	—	—	—	2	—	337
Total discretionary rate setting products	$20,192	$4,294	$3,932	$1,819	$2,193	$2,910	$35,340

As of December 31, 2025
Up to 1.00%	$105	$4,004	$3,917	$2,035	$2,162	$2,342	$14,565
1.01% - 2.00%	394	94	63	8	3	5	567
2.01% - 3.00%	9,860	249	66	83	—	6	10,264
3.01% - 4.00%	8,736	148	—	1	—	—	8,885
4.01% and Above	1,367	75	—	—	—	—	1,442
Renewable beyond 12 months (MYGA)(2)	341	—	—	—	2	—	343
Total discretionary rate setting products	$20,803	$4,570	$4,046	$2,127	$2,167	$2,353	$36,066
(1) Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after June 30, 2026 and December 31, 2025 on which the Company is required to credit interest above the contractual GMIR for at least the next twelve months.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	Direct	Assumed	Ceded	Total, Net of Reinsurance
June 30, 2026
Assets
Premium receivable	$185	$13	$(230)	$(32)
Reinsurance recoverable, net of allowance for credit losses	—	—	10,458	10,458
Total	$185	$13	$10,228	$10,426
Liabilities
Future policy benefits and contract owner account balances	$44,752	$3,772	$—	$48,524
Total	$44,752	$3,772	$—	$48,524

December 31, 2025
Assets
Premium receivable	$189	$12	$(241)	$(40)
Reinsurance recoverable, net of allowance for credit losses	—	—	10,753	10,753
Total	$189	$12	$10,512	$10,713
Liabilities
Future policy benefits and contract owner account balances	$45,302	$4,054	$—	$49,356
Total	$45,302	$4,054	$—	$49,356

Information regarding the effect of reinsurance in the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Premiums:
Direct premiums	$930	$956	$1,887	$1,914
Reinsurance assumed	7	3	18	11
Reinsurance ceded	(221)	(241)	(445)	(470)
Net premiums	$716	$718	$1,460	$1,455

Fee income:
Direct fee income	$695	$651	$1,375	$1,296
Reinsurance assumed	24	24	48	50
Reinsurance ceded	(99)	(98)	(199)	(199)
Net fee income	$620	$577	$1,224	$1,147

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,105	$1,098	$2,309	$2,252
Reinsurance assumed	31	35	56	60
Reinsurance ceded	(311)	(332)	(721)	(676)
Net interest credited and other benefits to contract owners / policyholders	$825	$801	$1,644	$1,636

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of June 30, 2026 and December 31, 2025, the Company had a deposit asset net of the allowance for credit losses of $0.9 billion which is reported in Other assets on the Condensed Consolidated Balance Sheets.

In addition, the Company had a liability for funds withheld under ceded reinsurance agreements of $101 and $108 as of June 30, 2026 and December 31, 2025, respectively, which was recorded in Other liabilities on the Condensed Consolidated Balance Sheets. The funds withheld asset related to assumed reinsurance was $0.9 billion as of June 30, 2026 and December 31, 2025, which was recorded in Other assets on the Condensed Consolidated Balance Sheets.

8.     Separate Accounts

The following tables present a rollforward of separate account liabilities for the Retirement stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	June 30, 2026			December 31, 2025
Retirement	Stabilizer(1)	Deferred Annuity	Total	Stabilizer(1)	Deferred Annuity	Total
Balance at January 1	$7,159	$101,145	$108,304	$6,901	$90,756	$97,657
Premiums and deposits	908	5,562	6,470	963	10,758	11,721
Fee income	(15)	(270)	(285)	(31)	(514)	(545)
Surrenders, withdrawals and benefits	(680)	(7,572)	(8,252)	(1,205)	(12,579)	(13,784)
Net transfers (from) to separate accounts	—	(747)	(747)	—	(1,574)	(1,574)
Investment performance	67	9,252	9,319	531	14,298	14,829
Balance at end of period	$7,439	$107,370	$114,809	$7,159	$101,145	$108,304

Reconciliation to Condensed Consolidated Balance Sheets:
Other variable products liabilities			4,615			4,703
Total Separate Account liabilities			$119,424			$113,007
(1) Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Retirement deferred annuity products was $107,352 and $101,123, as of June 30, 2026 and December 31, 2025, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts liabilities was as follows as of the periods indicated:

	June 30, 2026	December 31, 2025
U.S. Treasury securities and obligations of U.S. government, corporations and agencies	$994	$909
Corporate and foreign debt securities	2,818	2,635
Mortgage-backed securities	2,987	2,928
Equity securities (including mutual funds)	111,740	105,331
Cash, cash equivalents and short-term investments	741	734
Receivable for securities and accruals	144	470
Total	$119,424	$113,007

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

Corporate adjusted operating earnings before income taxes include corporate operations, corporate level assets and financial obligations, financing and interest expenses, dividend payments made to preferred shareholders, other items not allocated or directly related to the Company's segments, such as certain expenses of employee benefit plans, severance expenses incurred in the ordinary course of business, certain adjustments to short-term and long-term incentive accruals, intercompany eliminations, and investment income in excess of amounts attributable to the segments.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables reconcile Adjusted operating revenues to Total revenues and Adjusted operating earnings before income taxes to Income (loss) before income taxes for the periods indicated:

	Three Months Ended June 30, 2026
	Reportable Segments
	Retirement	Investment Management	Employee Benefits	Corporate(1)	Total
Revenues:
External customer revenue(2)	$420	$243	$792	$(7)	$1,448
Net investment income	446	14	31	46	537
Net gains (losses)	(70)	5	—	25	(40)
Income (loss) related to CIEs	—	(55)	—	6	(49)
Intersegment Fee income and elimination	—	21	—	(21)	—
Total revenues					1,896

Adjustments(3)	3	27	(2)	(41)	(13)
Adjusted operating revenues	799	255	821	8	1,883
Less:
Interest credited and other benefits to contract owners/policyholders	227	—	558	—	785
Administrative expenses	275	181	140	—	596
Premium taxes, fees and assessments	—	—	49	—	49
Net commissions	80	—	40	—	120
DAC/VOBA and other intangibles amortization	27	—	12	—	39
Financing costs and preferred dividends	—	—	—	38	38
Other	—	—	—	74	74
Adjusted operating earnings before income taxes including noncontrolling interest	190	74	22	(104)	183
Less: Earnings (loss) attributable to the noncontrolling interest	—	18	—	(2)	16
Adjusted operating earnings before income taxes	190	57	22	(102)	167
Plus adjustments:
Net investment gains (losses)					(21)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(29)
Income (loss) attributable to noncontrolling interests					(76)
Dividend payments made to preferred shareholders					4
Other adjustments					(11)
Income (loss) before income taxes					$34
(1) Corporate is not a reportable segment.
(2) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(3) Includes Net investment gains (losses) of $(31), Revenues related to businesses exited or to be exited through reinsurance or divestment of $21, Revenues (loss) attributable to noncontrolling interests of $(37) and Other adjustments of $61.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2025
	Reportable Segments
	Retirement	Investment Management	Employee Benefits	Corporate(1)	Total
Revenues:
External customer revenue(2)	$380	$223	$795	$(3)	$1,395
Net investment income	498	8	39	39	584
Net gains (losses)	(61)	(1)	(2)	23	(41)
Income (loss) related to CIEs	—	37	—	6	43
Intersegment Fee income and elimination	—	21	—	(21)	—
Total revenues					1,981

Adjustments(3)	7	(49)	—	(39)	(81)
Adjusted operating revenues	824	239	832	5	1,900
Less:
Interest credited and other benefits to contract owners/policyholders	232	—	529	—	761
Administrative expenses	259	174	132	—	565
Premium taxes, fees and assessments	—	—	50	—	50
Net commissions	71	—	44	—	115
DAC/VOBA and other intangibles amortization	28	—	7	—	35
Financing costs and preferred dividends	—	—	—	32	32
Other	—	—	—	40	40
Adjusted operating earnings before income taxes including noncontrolling interest	235	65	69	(67)	302
Less: Earnings (loss) attributable to the noncontrolling interest	—	14	—	(1)	13
Adjusted operating earnings before income taxes	235	51	69	(67)	289
Plus adjustments:
Net investment gains (losses)					(29)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(30)
Income (loss) attributable to noncontrolling interests					(5)
Dividend payments made to preferred shareholders					4
Other adjustments					(41)
Income (loss) before income taxes					$188
(1) Corporate is not a reportable segment.
(2) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(3) Includes Net investment gains (losses) of $(38), Revenues related to businesses exited or to be exited through reinsurance or divestment of $30, Revenues attributable to noncontrolling interests of $35 and Other adjustments of $54.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2026
	Reportable Segments
	Retirement	Investment Management	Employee Benefits	Corporate(1)	Total
Revenues:
External customer revenue(2)	$824	$477	$1,608	$(4)	$2,905
Net investment income	926	17	71	92	1,106
Net gains (losses)	(126)	5	—	36	(85)
Income (loss) related to CIEs	—	(4)	—	5	1
Intersegment Fee income and elimination	—	43	—	(43)	—
Total revenues					3,927

Adjustments(3)	(4)	(31)	(4)	(72)	(112)
Adjusted operating revenues	1,620	507	1,675	13	3,815
Less:
Interest credited and other benefits to contract owners/policyholders	452	—	1,096	—	1,548
Administrative expenses	561	373	285	—	1,219
Premium taxes, fees and assessments	—	—	99	—	99
Net commissions	152	—	84	—	236
DAC/VOBA and other intangibles amortization	55	—	26	—	81
Financing costs and preferred dividends	—	—	—	86	86
Other	—	—	—	95	95
Adjusted operating earnings before income taxes including noncontrolling interest	399	133	85	(167)	450
Less: Earnings (loss) attributable to the noncontrolling interest	—	30	—	(4)	27
Adjusted operating earnings before income taxes	399	103	85	(163)	424
Plus adjustments:
Net investment gains (losses)					(58)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(55)
Income (loss) attributable to noncontrolling interests					(63)
Dividend payments made to preferred shareholders					21
Other adjustments					(5)
Income (loss) before income taxes					$264
(1) Corporate is not a reportable segment.
(2) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(3) Includes Net investment gains (losses) of $(53), Revenues related to businesses exited or to be exited through reinsurance or divestment of $40, Revenues attributable to noncontrolling interests of $9 and Other adjustments of $116.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2025
	Reportable Segments
	Retirement	Investment Management	Employee Benefits	Corporate(1)	Total
Revenues:
External customer revenue(2)	$761	$446	$1,602	$(3)	$2,806
Net investment income	969	16	75	84	1,144
Net gains (losses)	(93)	(2)	(3)	23	(75)
Income (loss) related to CIEs	—	73	—	2	75
Intersegment Fee income and elimination	—	43	—	(43)	—
Total revenues					3,950

Adjustments(3)	(15)	(94)	(1)	(52)	(162)
Adjusted operating revenues	1,622	482	1,673	11	3,788
Less:
Interest credited and other benefits to contract owners/policyholders	463	—	1,081	—	1,544
Administrative expenses	519	364	271	—	1,154
Premium taxes, fees and assessments	—	—	101	—	101
Net commissions	142	—	89	—	231
DAC/VOBA and other intangibles amortization	55	—	16	—	71
Financing costs and preferred dividends	—	—	—	80	80
Other	—	—	—	62	62
Adjusted operating earnings before income taxes including noncontrolling interest	442	118	115	(131)	545
Less: Earnings (loss) attributable to the noncontrolling interest	—	26	—	(2)	24
Adjusted operating earnings before income taxes	442	92	115	(129)	521
Plus adjustments:
Net investment gains (losses)					(31)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(69)
Income (loss) attributable to noncontrolling interests					(10)
Dividend payments made to preferred shareholders					21
Other adjustments					(71)
Income (loss) before income taxes					$361
(1) Corporate is not a reportable segment.
(2) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(3) Includes Net investment gains (losses) of $(44), Revenues related to businesses exited or to be exited through reinsurance or divestment of $58, Revenues attributable to noncontrolling interests of $60 and Other adjustments of $87.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company's segments as of the dates indicated:

	June 30, 2026	December 31, 2025
Retirement	$149,730	$144,423
Investment Management	1,857	1,905
Employee Benefits	3,263	3,330
Corporate	24,319	24,749
Total assets, before consolidation(1)	179,168	174,410
Consolidation of investment entities	3,778	4,449
Total assets	$182,946	$178,859
(1) Includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

10.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's reportable segments and Corporate were as follows:

	Retirement	Investment Management	Employee Benefits	Corporate(1)	Consolidated
Balance as of January 1, 2025	$17	$286	$343	$102	$748
Additions related to business acquisitions	56	—	—	—	56
Balance as of December 31, 2025	73	286	343	102	804
Additions related to business acquisitions	—	—	—	—	—
Balance as of June 30, 2026	$73	$286	$343	$102	$804
(1) Corporate includes goodwill that was acquired by the parent company and not pushed to a subsidiary within the Company’s reportable segments. The carrying value of goodwill within Corporate is allocated to Retirement, Investment Management, and Employee Benefits segments as $72, $10 and $20 respectively.

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives (Years)	June 30, 2026			December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Management contract rights	N/A	$350	$—	$350	$350	$—	$350
Finite-life intangibles:
Management contract rights	17	131	31	100	131	27	104
Customer relationship lists	16	345	170	175	345	162	183
Trademarks	8	15	6	9	15	6	9
Computer software	5	544	324	220	506	278	228
Total intangible assets		$1,385	$531	$854	$1,347	$473	$874

Amortization expense related to intangible assets was $58 and $50 for the six months ended June 30, 2026 and 2025, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

11.    Share-based Incentive Compensation Plans

Omnibus Incentive Plans

The Company previously offered equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plans"). The Company currently offers equity-based compensation awards to its employees and non-employee directors under the 2024 Omnibus Incentive Plan (the "2024 Omnibus Plan"). As of June 30, 2026, common stock reserved and available for issuance under the 2024 Omnibus Plan was 5.1 million shares.

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and the 2024 Omnibus Plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted Stock Unit (RSU) awards	$16	$13	$40	$32
Performance Stock Unit (PSU) awards	8	5	18	13
Total share-based compensation expense	24	18	58	45
Income tax benefit	4	4	10	11
After-tax share-based compensation expense	$20	$14	$48	$34

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the 2024 Omnibus Plan for the periods indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	1.8	$70.48	1.9		$71.43
Adjustment for PSU performance factor	—	—	(0.4)		73.12
Granted	1.1	73.38	0.6		82.19
Vested	(0.8)	70.94	(0.3)		81.94
Forfeited	(0.1)	72.97	—	*	74.23
Outstanding as of June 30, 2026	2.0	$71.86	1.8		$73.10
*less than 0.1

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2026	0.5	$50.03
Granted	—	—
Exercised	(0.1)	50.03
Forfeited	—	—
Outstanding as of June 30, 2026	0.4	$50.03
Vested, exercisable, as of June 30, 2026	0.4	$50.03

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.    Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2025	105.6	10.1	95.5
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	2.7	(2.7)
Share-based compensation programs	1.7	0.8	0.9
Balance, December 31, 2025	107.4	13.6	93.8
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	3.9	(3.9)
Share-based compensation programs	1.2	0.5	0.7
Balance, June 30, 2026	108.6	18.0	90.6

Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dividends declared per share of common stock	$0.47	$0.45	$0.94	$0.90

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

As of June 30, 2026, the aggregate amount remaining under the Company's share repurchase authorization was $263. This share repurchase authorization expires on December 31, 2026 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

The following table presents repurchases of the Company's common stock for the periods indicated:

	Six Months Ended June 30,
(shares in millions)	2026	2025
Shares of common stock	3.9	—
Payment	$300	$—

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Preferred Stock

As of June 30, 2026 and December 31, 2025, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding were as follows for the periods indicated:

	June 30, 2026		December 31, 2025
Series	Issued	Outstanding	Issued	Outstanding
7.758% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended June 30,	Per Share	Aggregate	Per Share	Aggregate
2026	$—	$—	$13.375	$4
2025	—	—	13.375	4
Six Months Ended June 30,
2026	38.790	13	26.750	8
2025	38.790	13	26.750	8

As of June 30, 2026, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

13.    Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2026	2025	2026	2025
Earnings
Net income (loss) available to common shareholders:
Net income (loss)	$18	$161	$213	$312
Less: Preferred stock dividends	4	4	21	21
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(76)	(5)	(63)	(10)
Net income (loss) available to common shareholders	$90	$162	$255	$301
Weighted average common shares outstanding
Basic	90.8	96.4	91.9	96.1
Dilutive Effects:
RSUs	1.0	0.8	1.0	1.0
PSUs	0.3	0.3	0.3	0.4
Stock Options	0.2	0.2	0.2	0.2
Diluted	92.3	97.7	93.4	97.7
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share(1)
Basic	$0.99	$1.69	$2.77	$3.14
Diluted	$0.97	$1.66	$2.73	$3.09
(1) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total. Diluted earnings per share is computed assuming the issuance of restricted stock units, stock options and performance share units using the treasury stock method.

14.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated other comprehensive income (loss) ("AOCI") as of the dates indicated:

	June 30, 2026	June 30, 2025
Fixed maturities, net of impairment	$(1,935)	$(2,018)
Derivatives(1)	2	3
Change in current discount rate	(693)	(759)
Deferred income tax asset(2)	673	706
Total	(1,953)	(2,068)
Pension and other postretirement benefits liability, net of tax	1	1
AOCI	$(1,952)	$(2,067)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of June 30, 2026, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $0.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

	Three Months Ended June 30, 2026
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$95	$(19)	$76
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	31	(7)	24
Change in unrealized gains (losses) on available-for-sale securities	126	(26)	100
Derivatives:
Derivatives	(6)	1	(5)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(2)	—	(2)
Change in unrealized gains (losses) on derivatives	(8)	1	(7)
Change in current discount rate	20	(4)	16
Change in AOCI	$138	$(29)	$109

	Six Months Ended June 30, 2026
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(286)	$60	$(226)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	27	(6)	21
Change in unrealized gains (losses) on available-for-sale securities	(259)	54	(205)
Derivatives:
Derivatives	5	(1)	4
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)	1	(4)
Change in unrealized gains (losses) on derivatives	—	—	—
Change in current discount rate	52	(11)	41
Change in AOCI	$(207)	$43	$(164)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2025
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$177	$(38)	$139
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(5)	2	(3)
Change in unrealized gains (losses) on available-for-sale securities	172	(36)	136
Derivatives:
Derivatives	(41)	9	(32)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(3)	—	(3)
Change in unrealized gains (losses) on derivatives	(44)	9	(35)
Change in current discount rate	16	(3)	13
Change in AOCI	$144	$(30)	$114

	Six Months Ended June 30, 2025
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$509	$(107)	$402
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	26	(5)	21
Change in unrealized gains (losses) on available-for-sale securities	535	(112)	423
Derivatives:
Derivatives	(57)	12	(45)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)	1	(5)
Change in unrealized gains (losses) on derivatives	(63)	13	(50)
Change in current discount rate	28	(6)	22
Change in AOCI	$500	$(105)	$395

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

15.    Revenue from Contracts with Customers

Financial services and software subscriptions and services revenue is disaggregated by type of service in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Retirement
Advisory and recordkeeping and administration	$163	$177	$325	$353
Distribution and shareholder servicing	27	31	54	62
Investment Management
Advisory, asset management and recordkeeping and administration	253	239	493	475
Distribution and shareholder servicing	25	32	52	68
Employee Benefits
Recordkeeping and administration	12	12	23	20
Software subscriptions and services	51	50	104	101
Total financial services and software subscriptions and services revenue	531	541	1,051	1,079
Revenue from other sources(1)	201	136	394	272
Total Fee income and Other revenue	$732	$677	$1,445	$1,351
(1) Primarily consists of revenue from insurance contracts, financial instruments and intersegment eliminations. Intersegment eliminations were $36 and $70 for the three and six months ended June 30, 2026, respectively, and $33 and $66 for the three and six months ended June 30, 2025, respectively.

Net receivables of $342 and $378 are included in Other assets on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.

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

The Company's effective tax rate for the three months ended June 30, 2026 was 47.1%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of noncontrolling interest partially offset by the dividends received deduction ("DRD").

The Company's effective tax rate for the six months ended June 30, 2026 was 19.3%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD partially offset by noncontrolling interest.

The Company's effective tax rates for the three and six months ended June 30, 2025 were 14.4% and 13.6%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the DRD and tax credits.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of June 30, 2026, the Company had net unrealized capital losses on investments of $1.9 billion in AOCI. The Company expects this DTA to be utilized by its hold-to-maturity tax planning strategy. Additionally, income before income taxes available to the Company remained positive for the period. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs.

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

During 2026, the IRS concluded its review of the Company’s 2024 tax return and issued a closing letter accepting the return as filed.

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

17.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt issued or borrowed and outstanding as of the periods indicated:

	Issuer	Maturity	Principal	Carrying Value
			June 30, 2026	June 30, 2026	December 31, 2025
3.65% Senior Notes(2)(3)	Voya Financial, Inc.	06/15/2026	$—	$—	$447
5.0% Senior Notes(2)(3)	Voya Financial, Inc.	09/20/2034	400	396	396
6.012% Senior Notes(2)(3)	Voya Financial, Inc.	05/15/2035	50	50	—
5.05% Senior Notes(2)(3)	Voya Financial, Inc.	03/02/2036	400	395	—
5.7% Senior Notes(2)(3)	Voya Financial, Inc.	07/15/2043	400	396	396
4.8% Senior Notes(2)(3)	Voya Financial, Inc.	06/15/2046	300	298	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes(2)(3)	Voya Financial, Inc.	01/23/2048	340	337	336
7.625% Voya Holdings Inc. debentures(1)	Voya Holdings Inc.	08/15/2026	139	139	139
6.97% Voya Holdings Inc. debentures(1)	Voya Holdings Inc.	08/15/2036	78	79	79
8.424% Equitable of Iowa Companies Capital Trust II Notes	Equitable of Iowa Capital Trust II	04/01/2027	13	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	—	—	1
Subtotal				2,103	2,104
Less: Current portion of long-term debt				153	586
Total				$1,950	$1,518
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2026, the Company was in compliance with its debt covenants.

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

Voya Financial, Inc. completed two issuances of its unsecured 6.012% Senior Notes, due 2035 (the "2035 Notes"). On June 3, 2026 the Company issued $50 of the "2035 Notes" to the Delaware trust described in the Pre-capitalized Trust Securities section below (the "initial issuance"). On July 28, 2026, the Company issued an additional $125 of the 2035 Notes ("the subsequent issuance"). The 2035 Notes are fully, irrevocably, and unconditionally guaranteed by Voya Holdings Inc. Interest is paid semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2026. The Company received net proceeds of $50 from the initial issuance and $125 from the subsequent issuance.

The Company used the net proceeds from the 2036 Notes and the initial issuance to repay the $447 outstanding principal amount of its 3.65% Senior Notes which matured on June 15, 2026. The Company intends to use the net proceeds from the subsequent issuance for general corporate purposes, which may include repayment at maturity of the $139 outstanding principal amount of its 7.625% Voya Holdings Inc. debentures due August 15, 2026.

Aetna Notes

As of June 30, 2026, outstanding principal amount of the 7.625% Voya Holdings Inc. debentures, due 2026 and 6.97% Voya Holdings Inc. debentures, due 2036 (collectively, the "Aetna Notes") was $218, which is guaranteed by ING Group. As of June 30, 2026, the Company provided a deposit of $233 to a control account with a third-party collateral agent as collateral benefiting ING Group. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the six months ended June 30, 2026 and 2025 were immaterial.

As of June 30, 2026, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires May 1, 2028. The facility provides $500 of committed capacity for revolving loan borrowings and letters of credit issuances, including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25. As of June 30, 2026, there were no amounts outstanding as revolving credit borrowings, no amounts of LOCs outstanding and no amounts of swingline loans outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $4.998 billion, which may increase upon any future equity issuances by the Company.

Pre-capitalized Trust Securities

On May 21, 2025, the Company entered into a 10-year Facility Agreement with a Delaware trust (the "Trust") following the completion of a private placement of Trust securities for $600 of pre-capitalized trust securities ("P-Caps"), conducted pursuant to Rule 144A under the Securities Act. The Trust invested the proceeds from this offering in a portfolio of U.S. Treasury principal and interest strips ("Treasury securities").

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

As of June 30, 2026, the remaining capacity under the facility was $550.

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

As of June 30, 2026, the Company had off-balance sheet commitments to acquire mortgage loans of $138, and purchase limited partnerships and private placement investments of $2,351, of which $334 related to consolidated investment entities.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The fair value of restricted assets were as follows as of the dates indicated:

	June 30, 2026	December 31, 2025
Fixed maturity collateral pledged to FHLB(1)	$2,504	$2,467
FHLB restricted stock(2)	89	83
Fixed maturities-state and other deposits	35	34
Cash and cash equivalents	19	25
Securities pledged(3)	1,351	1,261
Total restricted assets	$3,998	$3,870
(1) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $781 and $731 as of June 30, 2026 and December 31, 2025, respectively. In addition, as of June 30, 2026 and December 31, 2025, the Company delivered securities as collateral of $226 and $204, respectively, and repurchase agreements of $344 and $326, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston, and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2026 and December 31, 2025, the Company had liabilities associated with funding agreements issued to the FHLB of $1,850 and $1,700, respectively, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. Assets pledged to the FHLB are reflected in the table above.

Funding Agreement-Backed Notes Program

The Company participates in a Funding Agreement-Backed Notes ("FABN") program, pursuant to which the Company may issue funding agreements to a Delaware special purpose statutory trust (the "Trust") in exchange for proceeds from the Trust’s medium-term note issuances. As of June 30, 2026 and December 31, 2025, the Company had liabilities associated with the funding agreement outstanding of $402 and $400, respectively, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2026, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

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

As of June 30, 2026, approximately $95 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $315 and $376 as of June 30, 2026 and December 31, 2025, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if the Company remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 4 and 6 CLOs as of June 30, 2026 and December 31, 2025, respectively.

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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 10 and 11 partnerships as of June 30, 2026 and December 31, 2025, respectively.

The noncontrolling interest related to these partnerships decreased to $1,727 at June 30, 2026 from $1,864 at December 31, 2025. Changes in market value, consolidations, deconsolidations, contributions, and distributions related to these investments in

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

the funds directly impact the noncontrolling interest component of Shareholders' equity on the Company's Condensed Consolidated Balance Sheets. The change in noncontrolling interest was primarily driven by an increase in net distributions and unfavorable market depreciation in limited partnership investments. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

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

The methodology for measuring the fair value of financial assets and liabilities of consolidated investment entities, and the classification of these measurements in the fair value hierarchy is consistent with the methodology and classification applied by the Company to its investment portfolio, as discussed within Note 4, Fair Value Measurements (excluding Consolidated Investment Entities) to these Condensed Consolidated Financial Statements.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on SOFR or EURIBOR plus a pre-defined spread, which varies from 0.8% for the more senior tranches to

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.8% for the more subordinated tranches. CLO notes mature in 2034 and 2036, and have a weighted average maturity of 9 years as of June 30, 2026. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt. As of June 30, 2026 and December 31, 2025, the unpaid principal balance exceeded the fair value of the CLO notes by approximately $64 and $46, respectively.

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

As of June 30, 2026 and December 31, 2025, certain private equity funds maintained revolving lines of credit of $1,103 and $1,308, respectively. The revolving lines of credit are eligible for renewal every three years; all loans bear interest at EURIBOR or SOFR plus 185 - 215 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of June 30, 2026 and December 31, 2025, outstanding borrowings amount to $938 and $1,029, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - Other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table shows the fair value hierarchy for assets and liabilities measured on a recurring basis within the Company's consolidated investment entities as of June 30, 2026:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$75	$—	$—	$—	$75
Corporate loans	—	965	—	—	965
Limited partnerships/corporations	—	—	—	2,854	2,854
Other investments(1)	—	—	64	—	64
VOEs
Cash and cash equivalents	2	—	—	—	2
Other investments(1)	—	—	—	21	21
Total assets	$77	$965	$64	$2,875	$3,981
Liabilities
VIEs
CLO notes	$—	$902	$—	$—	$902
Total liabilities	$—	$902	$—	$—	$902
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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and six months ended June 30, 2026 and 2025, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

The Company had one and three deconsolidations during the three and six months ended June 30, 2026, respectively. The Company had two deconsolidations during the three and six months ended June 30, 2025. Because the Company was no longer deemed to be the primary beneficiary of the VIEs, it no longer had a controlling financial interest in the entities. For deconsolidated investment entities, the Company continues to serve as the general partner and/or investment manager until such entities are fully liquidated.

Nonconsolidated VIEs

The Company also holds variable interest in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of June 30, 2026 and December 31, 2025, the Company held $425 and $438 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

LPs

As of June 30, 2026 and December 31, 2025, the Company held $1,879 and $1,891 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in Note 4, Fair Value Measurements (excluding Consolidated Investment Entities) to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value is reflected in Net gains (losses) in the Condensed Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment. Refer to Note 2, Investments (excluding Consolidated Investment Entities) to these Condensed Consolidated Financial Statements for details regarding the carrying amounts and classifications of these assets.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of this discussion, the terms "Voya," "the Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025 and financial condition as of June 30, 2026 and December 31, 2025. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section contained in our Annual Report on Form 10-K.

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

The Employee Benefits segment generates revenue from premiums and fees, investment income, mortality and morbidity income, and policy and other charges. Underwriting income comprises the majority of revenues in this segment and derives from the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop-loss and voluntary benefits. Fee income is generated from services provided on benefits administration, leave management, HSA/FSA/HRA and COBRA administration and proprietary decision support tools. Investment income is driven by the spread between investment yields and credited rates (the interest and income that is credited to the policies) to policyholders on voluntary universal life, whole life products, and HSA invested assets, as well as the spread earned on policyholder reserves and target surplus.

Business Update

On January 2, 2025, we completed the acquisition of the full-service retirement plan business of OneAmerica Financial through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to our full-service business in Retirement, including incremental assets in emerging and mid-market segments, employee stock ownership plan capabilities and new distribution partnerships. The purchase consideration included $50 million in cash paid at closing and contingent consideration based on plan persistency and transition incentives. During the first quarter of 2026, we paid $129 million of contingent consideration, with up to $20 million remaining payable later in 2026 based on the achievement of transition services incentives.

Operating Measures

In this MD&A, we discuss Adjusted operating earnings before income taxes and Adjusted operating revenues, each of which is a measure used by management to evaluate segment performance. For additional information on each measure, see Note 9, Segments to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Assets Under Management ("AUM") and Assets Under Advisement ("AUA")

The following table presents AUM and AUA as of the dates indicated:

	As of June 30,
($ in millions)	2026	2025
AUM and AUA:
Retirement	$863,457	$757,244
Investment Management	439,877	413,119
Employee Benefits	1,892	1,963
Eliminations/Other(1)	(121,454)	(117,098)
Total AUM and AUA(2)	$1,183,772	$1,055,228

AUM	623,169	582,945
AUA	560,603	472,283
Total AUM and AUA(2)	$1,183,772	$1,055,228
(1) Includes eliminations for AUM and AUA in our Retirement and Employee Benefits segments that are managed by our Investment Management segment and also reported in their AUM and AUA.
(2) Includes AUM and AUA related to the divested businesses managed by our Investment Management segment.

Results of Operations - Consolidated

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2026	2025	Change	2026	2025	Change
Revenues:
Net investment income	$537	$584	$(47)	$1,106	$1,144	$(38)
Fee income	620	577	43	1,224	1,147	77
Premiums	716	718	(2)	1,460	1,455	5
Net gains (losses)	(40)	(41)	1	(85)	(75)	(10)
Other revenue	112	100	12	221	204	17
Income (loss) related to CIEs	(49)	43	(92)	1	75	(74)
Total revenues	1,896	1,981	(85)	3,927	3,950	(23)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	825	801	24	1,644	1,636	8
Operating expenses	898	857	41	1,746	1,681	65
Net amortization of DAC and VOBA	62	58	4	127	120	7
Interest expense	33	28	5	62	60	2
Operating expenses related to CIEs	44	49	(5)	84	92	(8)
Total benefits and expenses	1,862	1,793	69	3,663	3,589	74
Income (loss) before income taxes	34	188	(154)	264	361	(97)
Income tax expense (benefit)	16	27	(11)	51	49	2
Net income (loss)	18	161	(143)	213	312	(99)
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(76)	(5)	(71)	(63)	(10)	(53)
Less: Preferred stock dividends	4	4	—	21	21	—
Net income (loss) available to our common shareholders	$90	$162	$(72)	$255	$301	$(46)

Consolidated - Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Total revenues

Total revenues decreased $85 million from $1,981 million to $1,896 million. The following items contributed to the overall decrease.

Net investment income decreased $47 million from $584 million to $537 million primarily due to:

•overall market impacts to limited partnership valuations.

The decrease was partially offset by:

•higher investment income on fixed maturity securities primarily due to prepayments and actions to improve the portfolio yield.

Fee income increased $43 million from $577 million to $620 million primarily due to:

•higher average equity markets; and
•strong commercial momentum in Investment Management and Retirement .

Other revenue increased $12 million from $100 million to $112 million primarily due to:

•favorable market value adjustments in Retirement; and
•an increase in other interest income due to actions to increase yield on cash balances.

Income (loss) related to CIEs decreased $92 million from income of $43 million to a loss of $49 million primarily due to:

•overall market impacts to limited partnership valuations.

Total benefits and expenses

Total benefits and expenses increased $69 million from $1,793 million to $1,862 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased $24 million from $801 million to $825 million primarily due to:

•less favorable Stop Loss and Voluntary developments in the current period compared to the prior period in Employee Benefits.

The increase was partially offset by:

•favorable Group Life experience in Employee Benefits.

Operating expenses increased $41 million from $857 million to $898 million primarily due to:

•investments in Retirement;
•business growth; and
•higher severance expenses in the current period.

The increase was partially offset by:

•disciplined management of spend; and
•lower acquisition and integration costs.

Income tax expense (benefit)

Income tax expense (benefit) decreased $11 million from $27 million to $16 million primarily due to:

•a decrease in Income (loss) before income taxes.

The decrease was partially offset by:

•an increase in the tax effect of Net income (loss) attributable to noncontrolling interest; and
•a decrease in the dividends received deduction ("DRD").

Consolidated - Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Total Revenues

Total revenues decreased $23 million from $3,950 million to $3,927 million. The following items contributed to the overall decrease.

Net investment income decreased $38 million from $1,144 million to $1,106 million primarily due to:

•overall market impacts to limited partnership valuations.

The decrease was partially offset by:

•higher investment income on fixed maturity securities primarily due to prepayments and actions to improve the portfolio yield.

Fee income increased $77 million from $1,147 million to $1,224 million primarily due to:

•higher average equity markets; and
•strong commercial momentum in Investment Management.

Income (loss) related to CIEs decreased $74 million from $75 million to $1 million primarily due to:

•overall market impacts to limited partnership valuations.

Total Benefits and Expenses

Total benefits and expenses increased $74 million from $3,589 million to $3,663 million. The following items contributed to the overall increase.

Operating expenses increased $65 million from $1,681 million to $1,746 million primarily due to:

•business growth;
•investments in Retirement; and
•higher severance expenses in the current period.

The increase was partially offset by:

•disciplined management of spend; and
•lower acquisition and integration costs.

Adjustments from Income (loss) before income taxes to Adjusted operating earnings before income taxes

The summary below reconciles Income (loss) before income taxes to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2026	2025	Change	2026	2025	Change
Income (loss) before income taxes	$34	$188	$(154)	$264	$361	$(97)

Less adjustments:
Net investment gains (losses)	(21)	(29)	8	(58)	(31)	(27)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(29)	(30)	1	(55)	(69)	14
Income (loss) attributable to noncontrolling interests	(76)	(5)	(71)	(63)	(10)	(53)
Dividend payments made to preferred shareholders	4	4	—	21	21	—
Other adjustments(1)	(11)	(41)	30	(5)	(71)	66
Total adjustments to income (loss) before income taxes	(133)	(101)	(32)	(160)	(160)	—

Total adjusted operating earnings before income taxes	$167	$289	$(122)	$424	$521	$(97)

Adjusted operating earnings before income taxes by segment:
Retirement	$190	$235	$(45)	$399	$442	$(43)
Investment Management	74	65	9	133	118	15
Employee Benefits	22	69	(47)	85	115	(30)
Corporate(2)(3)	(104)	(67)	(37)	(167)	(131)	(36)
Total including noncontrolling interest	183	302	(119)	450	545	(95)
Less: Earning (loss) attributable to the noncontrolling interest	16	13	3	27	24	3
Total	$167	$289	$(122)	$424	$521	$(97)
(1) Primarily consists of acquisition and integration costs associated with recent transactions and amortization of acquisition-related intangible assets. For the three and six months ended June 30, 2026, also includes a $21 million, pre-tax, gain on the sale of an office building. For the three and six months ended June 30, 2025, also includes $23 million and $31 million, pre-tax of severance expenses, respectively.
(2) For the three and six months ended June 30, 2026, includes approximately $40 million, pre-tax, of severance expenses.
(3) Corporate is not a reportable segment.

Consolidated - Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Adjustments to Income (loss) before income taxes

Net investment gains (losses) improved $8 million from a loss of $29 million to a loss of $21 million primarily due to:

•net favorable changes in derivative valuations due to interest rate movements; and
•lower credit allowances in the current year compared to the prior year.

This was partially offset by:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Other adjustments to operating earnings improved $30 million from a loss of $41 million to a loss of $11 million primarily due to:

•lower acquisition costs, including lower integration and severance costs.

Consolidated - Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Adjustments to Income (loss) before income taxes

Net investment gains (losses) worsened $27 million from a loss of $31 million to a loss of $58 million primarily due to:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•an unfavorable change in market risk benefits driven by equity market performance and interest rate movements.

This was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements; and
•lower credit allowances in the current year compared to the prior year.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment improved $14 million from a loss of $69 million to a loss of $55 million primarily due to:

•lower amortization of intangibles reflecting business run-off; and
•net favorable market value changes on embedded derivatives primarily due to interest rate movements.

Other adjustments to operating earnings improved $66 million from a loss of $71 million to a loss of $5 million primarily due to:

•lower acquisition costs, including lower integration and severance costs; and
•a gain on the sale of an office building.

Results of Operations - Segment by Segment

Adjusted operating earnings before income taxes is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings before income taxes should not be viewed as a substitute for GAAP pre-tax income. We believe the presentation of segment Adjusted operating earnings before income taxes as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. Refer to Note 9, Segments to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on the presentation of segment results, our definition of Adjusted operating earnings before income taxes and Adjusted operating revenues, which are both non-GAAP financial measures, and a reconciliation to the most directly comparable GAAP measure.

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

The summary below reconciles Total benefits and expenses to Adjusted operating benefits and expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Total benefits and expenses	$1,862	$1,793	$3,663	$3,589
Less adjustments:
Changes in market risk benefits	(12)	(9)	4	(12)
Benefits and expenses related to businesses exited or to be exited through reinsurance or divestment	50	60	95	127
Expenses attributable to noncontrolling interests	56	54	98	95
Dividend payments made to preferred shareholders	(4)	(4)	(21)	(21)
Other adjustments	71	95	121	158
Total adjusted operating benefits and expenses	$1,701	$1,598	$3,366	$3,243
Adjusted operating benefits and expenses by segment:
Retirement	$609	$589	$1,221	$1,180
Investment Management	181	174	373	364
Employee Benefits	799	763	1,591	1,558
Corporate	112	72	181	142
Total adjusted operating benefits and expenses	$1,701	$1,598	$3,366	$3,243
Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Adjusted operating revenues:
Net investment income and net gains (losses)	$422	$482	$878	$939
Fee income	350	319	691	637
Other revenue	28	24	52	46
Total adjusted operating revenues	799	824	1,620	1,622
Adjusted operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	227	232	452	463
Operating expenses	356	330	714	662
Net amortization of DAC/VOBA	27	27	54	54
Total adjusted operating benefits and expenses	609	589	1,221	1,180
Adjusted operating earnings before income taxes	$190	$235	$399	$442

The following table presents Net revenue and Adjusted operating margin for our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Adjusted operating earnings before income taxes	$190	$235	$399	$442

Total adjusted operating revenues	799	824	1,620	1,622
Less: Interest credited and other benefits to contract owners/policyholders	227	232	452	463
Net revenue	$573	$592	$1,168	$1,159

Adjusted operating margin(1)	33.2%	39.7%	34.2%	38.2%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents Total Client Assets by product group, which comprise total AUM and AUA, for our Retirement segment as of the dates indicated:

	As of June 30,
($ in millions)	2026	2025
Full Service	$297,701	$270,477
Recordkeeping	493,823	419,669
Total Defined Contribution	791,524	690,146
Investment-only Stable Value	36,965	36,678
Wealth Management(1)	33,509	28,903
Other Assets(2)	6,547	5,503
Eliminations(3)	(5,088)	(3,986)
Total Client Assets by product group	$863,457	$757,244
(1) Includes a proprietary IRA mutual fund product wholesaled as a manufacturer and sold to Wealth Management clients through a wholly owned broker-dealer and investment advisor, Voya Financial Advisors ("VFA"). Effective first quarter 2026, the VFA-sold or distributed portion previously eliminated through the Eliminations line is now eliminated within Wealth Management assets. This change did not affect Total Client Assets and prior periods have been recast for comparability.
(2) Other assets includes other guaranteed payout products and non-qualified retirement plans.
(3) Includes eliminations for certain client assets included in Recordkeeping and Investment-only Stable Value to better reflect the asset bases generating revenue.

The following table presents Total Client Assets by source of earnings, which comprise total AUM and AUA, for our Retirement segment as of the dates indicated:

	As of June 30,
($ in millions)	2026	2025
Fee-based	$766,014	$662,433
Spread-based(1)	32,057	33,220
Investment-only Stable Value	36,965	36,678
Wealth Management(2)	33,509	28,899
Eliminations	(5,088)	(3,986)
Total Client Assets by source of earnings	$863,457	$757,244
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

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Deposits	$8,085	$7,571	$16,444	$16,046
Surrenders, benefits and product charges	(11,083)	(8,692)	(23,706)	(17,996)
Total Full Service Net flows	(2,998)	(1,121)	(7,262)	(1,949)
Recordkeeping Net Flows	11,077	12,732	6,143	42,964
Total Defined Contribution Net Flows(1)	$8,079	$11,611	$(1,118)	$41,016
Investment-only Stable Value Net Flows	$456	$252	$13	$1,411
(1) Total of Full Service and Recordkeeping.

Retirement - Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Adjusted operating earnings before income taxes decreased $45 million from $235 million to $190 million primarily due to:

•lower alternative investment income and spread based assets; and
•higher expenses driven by investments and business growth.

The decrease was partially offset by:

•higher fee income driven by higher average equity markets and business growth;
•active portfolio management; and
•disciplined management of spend.

Retirement - Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Adjusted operating earnings before income taxes decreased $43 million from $442 million to $399 million primarily due to:

•lower alternative investment income and spread based assets; and
•higher expenses driven by business growth and investments.

The decrease was partially offset by:

•higher fee income driven by higher average equity markets;
•active investment portfolio management; and
•disciplined management of spend.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Adjusted operating revenues:
Net investment income and net gains (losses)	$2	$5	$9	$11
Fee income	253	237	496	472
Other revenue	1	(3)	2	(1)
Total adjusted operating revenues	255	239	507	482
Adjusted operating benefits and expenses:
Operating expenses	181	174	373	364
Total adjusted operating benefits and expenses	181	174	373	364
Adjusted operating earnings before income taxes including noncontrolling interest	74	65	133	118
Less: Earnings (loss) attributable to the noncontrolling interest(1)	18	14	30	26
Adjusted operating earnings before income taxes	$57	$51	$103	$92
(1) Reflects Allianz's 24% ownership stake in the results of VIM Holdings LLC.

The following table presents Net revenue and Adjusted operating margin for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Adjusted operating earnings before income taxes including noncontrolling interest	$74	$65	$133	$118

Total adjusted operating revenues	255	239	507	482
Net revenue	$255	$239	$507	$482

Adjusted operating margin(1)	29.1%	27.3%	26.3%	24.5%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

Our Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Investment Management intersegment revenues	$21	$21	$43	$43

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of June 30,
($ in millions)	2026	2025
External clients:
Institutional(1)	$178,751	$166,833
Retail(1)	162,342	156,329
Total external clients	341,093	323,162
General account	36,118	36,428
Total AUM	377,211	359,589
AUA(2)	62,666	53,530
Total AUM and AUA	$439,877	$413,119
(1) Includes assets associated with divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
AUM Net Flows:
Institutional	$1,611	$952	$2,014	$6,139
Retail(1)	(426)	874	(764)	3,370
Net Flows excluding Net Flows from Divested Businesses	1,185	1,826	1,250	9,509
Divested businesses	(25)	(259)	(295)	(633)
Total AUM Net Flows	$1,160	$1,567	$955	$8,877

AUA Net Flows:
Assets Under Advisory Net Flows (AUA)	$956	$1,967	$1,318	$2,897
AUA Net Flows from Divested Businesses	(5)	(29)	(89)	(78)
Total AUA Net Flows	$951	$1,938	$1,229	$2,819
(1) Includes reinvested dividends.

Investment Management - Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Adjusted operating earnings before income taxes including noncontrolling interest increased $9 million from $65 million to $74 million primarily due to:

•higher fee-based revenues benefiting from positive net flows and capital markets; and
•disciplined management of spend.

The increase was partially offset by:

•higher operating expenses driven by business growth.

Investment Management - Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Adjusted operating earnings before income taxes including noncontrolling interest increased $15 million from $118 million to $133 million primarily due to:

•higher fee-based revenues benefiting from positive net flows and capital markets; and
•disciplined management of spend.

The increase was partially offset by:

•higher operating expenses driven by business growth.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Adjusted operating revenues:
Net investment income and net gains (losses)	$34	$43	$76	$80
Fee income	20	21	41	39
Premiums	717	720	1,456	1,454
Other revenue	50	48	102	100
Total adjusted operating revenues	821	832	1,675	1,673
Adjusted operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	558	529	1,096	1,081
Operating expenses	229	227	469	461
Net amortization of DAC/VOBA	12	7	26	16
Total adjusted operating benefits and expenses	799	763	1,591	1,558
Adjusted operating earnings before income taxes	$22	$69	$85	$115

The following table presents Net revenue and Adjusted operating margin for our Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Adjusted operating earnings before income taxes	$22	$69	$85	$115

Total adjusted operating revenues	821	832	1,675	1,673
Less: Interest credited and other benefits to contract owners/policyholders	558	529	1,096	1,081
Net revenue	$263	$303	$579	$592

Adjusted operating margin(1)	8.4%	22.8%	14.7%	19.5%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Sales by Product Line:
Group life and Disability	$12	$22	$83	$96
Stop loss(1)	3	14	279	279
Total group products	15	36	362	375
Voluntary and Other(2)	29	37	150	136
Total sales by product line	$44	$73	$512	$511

Total gross premiums and deposits	$823	$843	$1,661	$1,689

Group life and Disability	$913	$977	$913	$977
Stop loss	1,537	1,569	1,537	1,569
Voluntary and Other(1)	1,139	1,103	1,139	1,103
Total annualized in-force premiums and fees	$3,589	$3,649	$3,589	$3,649

Loss Ratios:(3)
Group life (interest adjusted)	72.1%	74.3%	71.3%	82.2%
Stop loss	85.4%	80.3%	82.4%	77.6%
Total Aggregate Loss Ratio	75.0%	70.7%	72.2%	71.4%
Total Aggregate Loss Ratio Trailing Twelve Months	74.3%	79.0%	74.3%	79.0%
(1) Stop loss sales for the three months ended March 31, 2026 have been recast to remove a minor double count of sales in the previously reported figure.
(2) Includes benefit administration annual recurring revenue and Health Account Solutions products.
(3) Reported Loss ratios are net of reinsurance recoveries.

Employee Benefits - Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Adjusted Operating earnings before income taxes decreased $47 million from $69 million to $22 million primarily due to:

•less favorable Stop Loss and Voluntary developments in the current period compared to the prior period; and
•lower alternative investment income.

The decrease was partially offset by:

•favorable Group Life experience; and
•disciplined management of spend.

Employee Benefits - Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Adjusted Operating earnings before income taxes decreased $30 million from $115 million to $85 million primarily due to:

•less favorable Stop Loss and Voluntary developments in the current period compared to the prior period; and
•lower alternative investment income.

The decrease was partially offset by:

•favorable Group Life experience; and
•disciplined management of spend.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Adjusted operating revenues:
Net investment income and net gains (losses)	$8	$5	$13	$10
Other revenue	—	—	—	1
Total adjusted operating revenues	8	5	13	11
Adjusted operating benefits and expenses:
Operating expenses(1)	74	40	95	62
Interest expense(2)	38	32	86	80
Total adjusted operating benefits and expenses	112	72	181	142
Adjusted operating earnings before income taxes including noncontrolling interest	(104)	(67)	(167)	(131)
Less: Earnings (loss) attributable to the noncontrolling interest(3)	(2)	(1)	(4)	(2)
Adjusted operating earnings before income taxes	$(102)	$(67)	$(163)	$(129)
(1) Includes expenses from corporate activities and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
(3) Reflects Allianz's 24% ownership stake in the results of VIM Holdings LLC.
Corporate - Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Adjusted operating earnings before income taxes including noncontrolling interest worsened $37 million from a loss of $67 million to a loss of $104 million primarily due to:

•severance costs in the current period.

Corporate - Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Adjusted operating earnings before income taxes including Allianz noncontrolling interest worsened $36 million from a loss of $131 million to a loss of $167 million primarily due to:

•severance costs in the current period.

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

The following table presents the alternative investment income and the average assets of alternative investments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Retirement:
Alternative investment income	$(12)	$42	$17	$64
Average alternative investment	1,651	1,590	1,648	1,590
Investment Management:
Alternative investment income	—	4	7	9
Average alternative investment	292	344	299	335
Employee Benefits:
Alternative investment income	(3)	7	1	10
Average alternative investment	214	268	215	253

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

These sources of funds include the $500 million revolving credit sublimit of our senior unsecured credit facility, the $550 million undrawn capacity of our pre-capitalized trust securities ("P-Caps") and reciprocal borrowing facilities maintained with Voya Financial, Inc.'s subsidiaries as well as alternate sources of liquidity described below.

We estimate that our excess capital (which we define as the amount of total adjusted capital in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of June 30, 2026, was approximately $0.2 billion. As of June 30, 2026, our estimated combined RBC ratio was 390%. Excess capital and the estimated RBC ratio are both adjusted for certain intercompany loans and transactions.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Six Months Ended June 30,
($ in millions)	2026	2025
Beginning cash and cash equivalents balance	$155	$217
Sources:
Dividends and returns of capital from subsidiaries	640	422
Loans from subsidiaries, net of repayments	73	286
Debt issuance(1)	446	—
Amounts received from subsidiaries under tax sharing agreements, net	64	28
Refund of income taxes, net	—	1
Settlement of amounts due from subsidiaries and affiliates, net	50	36
Collateral received, net	16	2
Derivatives, net	11	—
Total sources	1,300	775
Uses:
Payment of interest expense	61	53
Capital provided to subsidiaries	14	25
Payment for business acquisitions	129	50
Loans to subsidiaries, net of repayments	163	75
Payment of income taxes, net	4	—
Common stock acquired - share repurchase	300	—
Share-based compensation	30	36
Dividends paid on preferred stock	21	21
Dividends paid on common stock	86	87
Acquisition of short-term investments, net	11	60
Debt maturity(1)	447	400
Asset purchases and investment expense, net	14	—
Derivatives, net	—	5
Other, net	26	31
Total uses	1,306	843
Net increase (decrease) in cash and cash equivalents	(6)	(68)
Ending cash and cash equivalents balance	$149	$149

Liquid short-term investments(2)	89	80

Ending cash, cash equivalents and liquid short-term investments	$238	$229
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

See Note 19, Consolidated and Nonconsolidated Investment Entities to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for details regarding changes in noncontrolling interest during the year and their impact on capitalization.

Share Repurchase Program and Dividends to Common Shareholders

See Note 12, Shareholders' Equity to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the six months ended June 30, 2026. As of June 30, 2026, our remaining repurchase capacity under the Board's authorization was $263 million.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Six Months Ended June 30,
($ in millions)	2026	2025
Dividends paid on common shares	$86	$87
Repurchases of common shares (at cost)	300	—
Total	$386	$87

Debt

As of June 30, 2026, we had $153 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the six months ended June 30, 2026:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes(1)	Ending Balance
Total long-term debt	$1,518	$450	$—	$(18)	$1,950
(1) Other changes primarily represent the reclassification of $13 million of debt maturing in 2027 from long-term to short-term debt and the impact of debt issuance costs.

See Note 17, Financing Agreements and Note 12, Shareholders' Equity to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details on changes in debt and equity during the year and their impact on capitalization.

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

As of June 30, 2026, the remaining capacity under the facility was $550 million.

Credit Facilities

See Note 17, Financing Agreements to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information on credit facilities.

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

As of June 30, 2026, we had neither recognized any asset or liability nor been required to perform under any intercompany indemnifications or guarantee agreement.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 3% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of June 30, 2026, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.4 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of June 30, 2026, Voya Financial, Inc. had $680 million in outstanding borrowings from subsidiaries and had loaned $468 million to its subsidiaries.

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

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our business is conducted through operating subsidiaries. U.S. insurance laws and regulations govern the payment of dividends and other distributions by our U.S. insurance subsidiaries to their respective parents. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or "extraordinary" dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under the insurance laws of our principal insurance subsidiaries domiciled in Connecticut and Minnesota (these insurance subsidiaries are referred to collectively as our "Principal Insurance Subsidiaries"), no dividend or other distribution exceeding an amount equal to an insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid(1)
	Six Months Ended June 30,
($ in millions)	2026	2025
Subsidiary Name (State of domicile):
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	$373	$394
ReliaStar Life Insurance Company ("RLI") (MN)	267	—
(1) None of the dividends paid during the periods presented were considered extraordinary distributions.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are mostly related to commitments to either purchase or sell securities, mortgage loans or money market instruments, at a specified future date and at a specified price or yield. In addition, off-balance sheet arrangements include obligations to return non-cash collateral under our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default. For information regarding off-balance sheet arrangements, see Note 2, Investments (excluding Consolidated Investment Entities) and Note 18, Commitments and Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our total capitalization. The following table presents our leverage ratios for the periods indicated:

	June 30,	December 31,
($ in millions)	2026	2025
Financial Debt
Total financial debt	$2,103	$2,104
Other financial obligations(1)	332	329
Total financial obligations	2,435	2,433
Mezzanine equity
Redeemable noncontrolling interest	230	222
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	6,025	6,129
Total equity, excluding AOCI	6,637	6,741
AOCI	(1,952)	(1,788)
Total Voya Financial, Inc. shareholders' equity	4,685	4,953
Noncontrolling interest	1,727	1,864
Total shareholders' equity	$6,412	$6,817
Capital
Capitalization(3)	$6,788	$7,057
Adjusted capitalization excluding AOCI(4)	$11,029	$11,260
Leverage Ratios
Debt-to-Capital Ratio(5)	31.0%	29.8%
Financial Leverage excluding AOCI(6)	27.6%	27.0%
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
(3) Includes Total Financial Debt and Total Voya Financial, Inc. Shareholders' Equity.
(4) Includes Total Financial Obligations, Mezzanine Equity and Total Shareholders' Equity excluding AOCI.
(5) Total Financial Debt divided by Capitalization.
(6) Total Financial Obligations and Preferred equity divided by Adjusted Capitalization excluding AOCI.

Our Financial Leverage Ratio, excluding AOCI, increased from 27.0% at December 31, 2025 to 27.6% at June 30, 2026. This increase was primarily due to the decrease in the noncontrolling interest.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. While these estimates are based on management’s judgment and current information, actual results may differ, and such differences may require future accounting adjustments to reflect changes in these estimates and assumptions, which could be material to the accompanying Condensed Consolidated Financial Statements.

In developing these accounting estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe that the amounts provided are appropriate based on the facts available upon preparation of the Condensed Consolidated Financial Statements.

For further information, refer to the critical accounting estimates described in Note 1, Business, Basis of Presentation and Significant Accounting Policies in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K.

As of June 30, 2026, there have been no material changes to the disclosures made in Critical Accounting Judgments and Estimates in Part II, Item 7. of our Annual Report on Form 10-K.

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

See Note 16, Income Taxes to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information.

Investments (excluding Consolidated Investment Entities)

Investments for our general account are primarily managed by our wholly owned asset manager, Voya Investment Management LLC, pursuant to investment advisory agreements with affiliates. In addition, our internal treasury group manages our holding company liquidity investments, primarily money market funds. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our investment strategy.

See Note 2, Investments (excluding Consolidated Investment Entities) to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments. Additionally, see the Condensed Consolidated Balance Sheets to our Condensed Consolidated Financial Statements Part I, Item 1. of this Quarterly Report on Form 10-Q for a composition of our investment portfolio.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2026
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$649	$—	$—	$—	$—	$—	$649
U.S. Government agencies and authorities	30	—	—	—	—	—	30
State, municipalities and political subdivisions	419	29	2	—	—	—	450
U.S. corporate public securities	2,716	5,042	246	14	—	—	8,018
U.S. corporate private securities	2,320	2,883	258	31	16	—	5,508
Foreign corporate public securities and foreign governments(1)	864	1,686	155	1	7	—	2,713
Foreign corporate private securities(1)	572	2,010	86	29	5	—	2,702
Residential mortgage-backed securities	4,123	36	3	2	9	4	4,177
Commercial mortgage-backed securities	1,976	166	85	75	27	5	2,334
Other asset-backed securities	2,239	336	23	9	—	145	2,752
Total fixed maturities	$15,908	$12,188	$858	$161	$64	$154	$29,333
% of Fair Value	54.2%	41.6%	2.9%	0.6%	0.2%	0.5%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2025
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$614	$—	$—	$—	$—	$—	$614
U.S. Government agencies and authorities	31	—	—	—	—	—	31
State, municipalities and political subdivisions	476	32	2	—	—	—	510
U.S. corporate public securities	2,565	5,071	217	11	—	—	7,864
U.S. corporate private securities	2,443	2,817	306	46	10	—	5,622
Foreign corporate public securities and foreign governments(1)	841	1,727	189	21	—	—	2,778
Foreign corporate private securities(1)	509	2,185	101	9	5	—	2,809
Residential mortgage-backed securities	4,284	34	6	—	15	5	4,344
Commercial mortgage-backed securities	2,270	215	81	74	32	4	2,676
Other asset-backed securities	2,467	287	22	12	—	115	2,903
Total fixed maturities	$16,500	$12,368	$924	$173	$62	$124	$30,151
% of Fair Value	54.7%	41.0%	3.1%	0.6%	0.2%	0.4%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	June 30, 2026
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$649	$—	$—	$—	$649
U.S. Government agencies and authorities	—	30	—	—	—	30
State, municipalities and political subdivisions	25	235	156	29	5	450
U.S. corporate public securities	14	392	2,474	4,874	264	8,018
U.S. corporate private securities	38	305	1,891	2,845	429	5,508
Foreign corporate public securities and foreign governments(1)	—	82	790	1,675	166	2,713
Foreign corporate private securities(1)	—	55	489	2,019	139	2,702
Residential mortgage-backed securities	1,355	2,590	19	25	188	4,177
Commercial mortgage-backed securities	98	1,165	384	504	183	2,334
Other asset-backed securities	585	362	1,257	332	216	2,752
Total fixed maturities	$2,115	$5,865	$7,460	$12,303	$1,590	$29,333
% of Fair Value	7.2%	20.0%	25.4%	42.0%	5.4%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2025
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$614	$—	$—	$—	$614
U.S. Government agencies and authorities	—	31	—	—	—	31
State, municipalities and political subdivisions	22	285	169	32	2	510
U.S. corporate public securities	18	357	2,370	4,890	229	7,864
U.S. corporate private securities	29	298	2,071	2,743	481	5,622
Foreign corporate public securities and foreign governments(1)	—	99	761	1,703	215	2,778
Foreign corporate private securities(1)	—	37	450	2,174	148	2,809
Residential mortgage-backed securities	1,406	2,735	21	25	157	4,344
Commercial mortgage-backed securities	120	1,264	451	635	206	2,676
Other asset-backed securities	548	496	1,395	284	180	2,903
Total fixed maturities	$2,143	$6,216	$7,688	$12,486	$1,618	$30,151
% of Fair Value	7.1%	20.6%	25.5%	41.4%	5.4%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

As of June 30, 2026 and December 31, 2025, we held fixed maturities rated BBB of $12.3 billion and $12.5 billion, respectively. Our higher allocation to BBB relative to industry peers is a function of our underweight to high yield debt and preference for private credit, which is primarily a BBB market. Private credit within the BBB space provides issuer diversification, offers a higher overall return profile, and includes stronger credit protections that come with better covenant structures.

Unrealized Capital Losses

As of June 30, 2026 and December 31, 2025, we held three fixed maturities with unrealized capital loss in excess of $10 million. As of June 30, 2026 and December 31, 2025, the unrealized capital losses on these fixed maturities equaled $36 million or 1.6% and $34 million or 1.6% of the total unrealized losses, respectively.

See Note 2, Investments (excluding Consolidated Investment Entities) in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	June 30, 2026			December 31, 2025
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$1,954	$1,957	99.4%	$1,952	$1,969	99.2%
2	—	—	—%	—	—	—%
3	—	—	—%	—	—	—%
4	—	—	—%	—	—	—%
5	5	8	0.4%	8	12	0.6%
6	3	4	0.2%	4	4	0.2%
Total	$1,962	$1,969	100.0%	$1,964	$1,985	100.0%

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

The following table presents the notional amounts and fair values of interest rate derivatives not qualifying for hedge accounting and used in our CMO-B portfolio as of the dates indicated:

	June 30, 2026			December 31, 2025
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Interest Rate Contracts	$11,331	$82	$190	$10,901	$83	$226

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	June 30, 2026			December 31, 2025
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$655	$656	33.3%	$522	$532	26.8%
Interest Only (IO)	803	804	40.8%	849	849	42.7%
Inverse IO	352	355	18.0%	432	440	22.2%
Principal Only (PO)	67	67	3.4%	71	71	3.6%
Floater	3	3	0.2%	4	4	0.2%
Agency Credit Risk Transfer	81	83	4.2%	85	88	4.4%
Other	1	1	0.1%	1	1	0.1%
Total	$1,962	$1,969	100.0%	$1,964	$1,985	100.0%

During the six months ended June 30, 2026, the market value of our CMO-B securities portfolio was lower on a combination of transactional activity and valuation movements among tranche types.

The following table presents the returns of our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Net investment income	$75	$71	$152	$143
Net gains (losses)(1)	(41)	(33)	(75)	(58)
Income before income taxes	$34	$38	$77	$85
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Income (loss) before income taxes	$34	$38	$77	$85
Realized gains (losses) including impairment	1	—	1	(1)
Fair value adjustments	—	—	(9)	(9)
Total adjustments to income (loss)	1	—	(8)	(10)
Adjusted operating earnings before income taxes	$35	$38	$69	$75

See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	June 30, 2026
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,498	$21	$37	$(4)	$2,478
Prime Non-Agency	1,727	13	171	—	1,569
Alt-A	114	3	3	1	115
Sub-Prime(1)	19	1	—	—	20
Total	$4,358	$38	$211	$(3)	$4,182
(1) Includes subprime other asset backed securities.

	December 31, 2025
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,621	$31	$29	$—	$2,623
Prime Non-Agency	1,688	18	167	—	1,539
Alt-A	132	4	3	1	134
Sub-Prime(1)	54	2	1	—	55
Total	$4,495	$55	$200	$1	$4,351
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities by origination as of the dates indicated:

	June 30, 2026
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2026	$—	$—	$1	$1	$1	$1	$1	$1	$—	$—	$3	$3
2025	—	—	—	—	13	13	—	—	—	—	13	13
2024	—	—	3	3	—	—	—	—	—	—	3	3
2023	—	—	—	—	3	4	—	—	—	—	3	4
2022	13	12	89	61	52	49	52	49	4	4	210	175
Prior	90	86	1,331	1,100	344	317	510	454	217	179	2,492	2,136
Total	$103	$98	$1,424	$1,165	$413	$384	$563	$504	$221	$183	$2,724	$2,334

	December 31, 2025
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2025	$—	$—	$—	$—	$14	$14	$—	$—	$—	$—	$14	$14
2024	—	—	3	3	—	—	—	—	—	—	3	3
2023	—	—	—	—	4	4	—	—	—	—	4	4
2022	13	12	97	72	76	72	62	60	4	5	252	221
2021	53	52	172	109	111	102	182	172	35	31	553	466
Prior	59	56	1,235	1,080	278	259	455	403	218	170	2,245	1,968
Total	$125	$120	$1,507	$1,264	$483	$451	$699	$635	$257	$206	$3,071	$2,676

As of June 30, 2026, 84.7% and 7.1% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2025, 84.9% and 8.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	June 30, 2026
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$501	$501	$313	$315	$1,107	$1,113	$69	$69	$77	$59	$2,067	$2,057
Auto-Loans	5	5	—	—	3	3	—	—	—	—	8	8
Student Loans	—	—	35	31	—	—	—	—	—	—	35	31
Credit Card loans	3	3	—	—	—	—	—	—	7	7	10	10
Other Loans	79	75	16	15	149	141	266	262	140	148	650	641
Total(1)	$588	$584	$364	$361	$1,259	$1,257	$335	$331	$224	$214	$2,770	$2,747
(1) Excludes subprime other asset backed securities.

	December 31, 2025
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$457	$461	$430	$434	$1,226	$1,237	$80	$80	$74	$61	$2,267	$2,273
Auto-Loans	5	5	—	—	3	3	—	—	—	—	8	8
Student Loans	—	—	48	46	—	—	—	—	—	—	48	46
Credit Card loans	4	4	—	—	—	—	—	—	2	2	6	6
Other Loans	82	78	16	16	162	155	203	201	116	113	579	563
Total(1)	$548	$548	$494	$496	$1,391	$1,395	$283	$281	$192	$176	$2,908	$2,896
(1) Excludes subprime other asset backed securities.
As of June 30, 2026, 81.4% and 12.2% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2025, 85.0% and 9.9% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of June 30, 2026, our mortgage loans on real estate portfolio had a weighted average DSC of 2.03 times and a weighted average LTV ratio of 42.4%. As of December 31, 2025, our mortgage loans on real estate portfolio had a weighted average DSC of 2.15 times, and a weighted average LTV ratio of 42.1%. See Note 2, Investments (excluding Consolidated Investment Entities) to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

Impairments

We evaluate available-for-sale fixed maturities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See Note 1, Business, Basis of Presentation and Significant Accounting Policies in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for the policy used to evaluate whether the investments are impaired. Additionally, see Note 2, Investments (excluding Consolidated Investment Entities) to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on impairments.

Derivatives
We use derivatives for a variety of hedging purposes. We also have embedded derivatives within fixed maturities instruments and certain product features. See Note 1, Business, Basis of Presentation and Significant Accounting Policies in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for further information. See Note 3,

Derivative Financial Instruments to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on derivatives.

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

As of June 30, 2026, our total European exposure had an amortized cost and fair value of $2.5 billion and $2.4 billion, respectively. Some of the major country level exposures were in the United Kingdom of $0.9 billion, in The Netherlands of $280 million, in France of $270 million, in Germany of $171 million, in Switzerland of $52 million, in Ireland of $153 million and in Belgium of $36 million.

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

If the fund no longer meets the criteria for consolidation, the assets, liabilities, noncontrolling interest and operations of the fund are removed from our financial statements. This process of consolidation/deconsolidation could have a material impact on Total shareholders' equity.

See Consolidation and Noncontrolling Interests and Fair Value Measurement in Note 1, Business, Basis of Presentation and Significant Accounting Policies to our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K. Additionally, see Note 19, Consolidated and Nonconsolidated Investment Entities to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information.

Securitizations

We invest in various tranches of securitization entities, including RMBS, CMBS and ABS. Refer to Note 19, Consolidated and Nonconsolidated Investment Entities and Note 4, Fair Value Measurements (excluding Consolidated Investment Entities) to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for an understanding over the Company's Securitizations. Refer to Note 2, Investments (excluding Consolidated Investment Entities) to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for details regarding the carrying amounts and classifications of these assets.

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the "Parent Issuer") has issued certain notes pursuant to transactions registered under the Securities Act of 1933. As of June 30, 2026, such securities consist of (i) the 5.0% senior notes due 2034, the 5.05% senior notes due 2036, the 6.012% senior notes due 2035, the 5.7% senior notes due 2043, and the 4.8% senior notes due 2046, with an aggregate principal amount of $1.6 billion (collectively, the "Senior Notes") and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $340 million (the "Junior Subordinated Notes" and, together with the Senior Notes, the "Registered Notes").

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated:

	As of and for the
($ in millions)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Summarized Statements of Operations Information:
Total revenues	$25	$62
Total benefits and expenses	88	211
Net income (loss) available to Obligor Group	(63)	(163)

Summarized Balance Sheets Information:
Total investments	104	87
Cash and cash equivalents	149	155
Deferred income taxes	759	783
Goodwill	94	94
Amounts receivable from non-obligated subsidiaries	475	308
Total assets	1,591	1,456

Amounts payable to non-obligated subsidiaries	589	574
Short-term debt	152	586
Long-term debt	1,950	1,518
Total liabilities	$2,795	$2,931

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of June 30, 2026:

			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$29,333	$(1,804)	$1,967
Mortgage loans on real estate	—	5,356	(153)	164
Embedded derivatives within reinsurance	—	60	(19)	21
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	35,804	(1,687)	1,824
Funding agreements with fixed maturities	—	2,261	(16)	17
Supplementary contracts and immediate annuities	—	468	(15)	17
Derivatives:
Interest rate contracts	16,307	47	261	(291)
Long-term debt	—	1,920	(76)	84
Stabilizer and MCGs	—	8	10	1
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

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of June 30, 2026:

			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$202	$19	$(19)
Limited partnerships/corporations	—	1,879	113	(113)
Derivatives:
Equity contracts	247	—	17	(17)
(1) Increases in assets are presented without parentheses while (decreases) in assets are presented with parentheses.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic filings with the SEC is made known to them in a timely manner.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Litigation, Regulatory Matters and Contingencies section of Note 18, Commitments and Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for a description of our material legal proceedings.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
				(in millions)
April 1, 2026 - April 30, 2026 - Share repurchase agreement	1,791,847	$78.97	1,791,847	$263
April 1, 2026 - April 30, 2026 - excluding Share repurchase agreement	103,936	77.23	—	263
May 1, 2026 - May 31, 2026	11,893	82.76	—	263
June 1, 2026 - June 30, 2026 - Share repurchase agreement	107,567	78.97	107,567	263
June 1, 2026 - June 30, 2026 - excluding Share repurchase agreement	3,666	84.78	—	263
Total	2,018,909	78.92	1,899,414	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended June 30, 2026, there was an increase of 119,495 treasury shares in connection with such withholding activities.
(2) Effective subsequent to March 31, 2026, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $150 million of the Company's common stock. Pursuant to the agreement, the Company received initial delivery of 1,791,847 shares based on the closing price market price of the Company's common stock on April 1, 2026 of $66.97. This agreement closed on June 23, 2026 and additional 107,567 shares were delivered based on daily volume-weighted average price of the Company's common stock. In total, the Company paid $150 million under the share repurchase agreement to repurchase 1,899,414 shares at an average price of $78.97 per share.
(3) This share repurchase authorization expires on December 31, 2026 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board at any time.

Item 5.         Other Information

During the three months ended June 30, 2026, one of the Company's officers (as defined in Rule 16a-1(f)) adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The officer adopted this plan to cover the sale of up to the number of shares of the Company's stock indicated with respect to options to purchase the Company's stock that were granted by the Company in 2019 and that will expire if not executed by February 2029.

Name and title of director or officer	Date of adoption of trading arrangement	Duration of trading arrangement	Aggregate number of securities to be sold under trading arrangement
Santhosh Keshavan, EVP and Chief Technology & Operations Officer	May 22, 2026	August 21, 2026 to May 21, 2027	35,587

Item 6.        Exhibits

See Exhibit Index on the following page.

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
4.1+	Ninth Supplemental Indenture dated as of May 21, 2025, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee.
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Heather H. Lavallee, Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Michael R. Katz, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Heather H. Lavallee, Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Michael R. Katz, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+ Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2026			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

