Form 10-Q
period 2026-09-30
Voya Financial, Inc.
filed 2026-11-04
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 28, 2026, 89,319,888 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended September 30, 2026

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

PART I.    FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	September 30, 2026	December 31, 2025
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $28,994 and $28,724 as of 2026 and 2025, respectively; net of allowance for credit losses of $35 and $26 as of 2026 and 2025, respectively)	$25,948	$27,150
Fixed maturities, at fair value using the fair value option	1,430	1,740
Equity securities, at fair value	187	201
Short-term investments	159	145
Mortgage loans on real estate (net of allowance for credit losses of $21 and $31 as of 2026 and 2025, respectively)	5,523	5,577
Policy loans	308	323
Limited partnerships/corporations	1,905	1,891
Derivatives	403	197
Other investments	88	86
Securities pledged (amortized cost of $1,520 and $1,388 as of 2026 and 2025, respectively)	1,310	1,261
Total investments	37,261	38,571
Cash and cash equivalents	1,102	1,228
Short-term investments under securities loan agreements, including collateral delivered	1,015	984
Accrued investment income	434	414
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $13 and $16 as of 2026 and 2025, respectively)	10,115	10,713
Deferred policy acquisition costs ("DAC") and Value of business acquired ("VOBA")	2,296	2,401
Deferred income taxes	2,088	1,871
Goodwill	804	804
Other intangibles, net	843	874
Other assets (net of allowance for credit losses of $0 as of 2026 and 2025)	3,117	3,167
Assets related to consolidated investment entities ("CIEs"):
Limited partnerships/corporations, at fair value	2,870	3,142
Cash and cash equivalents	86	120
Corporate loans, at fair value using the fair value option	983	1,350
Other assets	116	213
Assets held in separate accounts	116,213	113,007
Total assets	$179,343	$178,859

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	September 30, 2026	December 31, 2025
Liabilities:
Future policy benefits	$8,523	$8,982
Contract owner account balances	39,826	40,374
Payables under securities loan and repurchase agreements, including collateral held	1,349	1,273
Short-term debt	13	586
Long-term debt	2,073	1,518
Derivatives	316	282
Other liabilities	3,244	3,210
Liabilities related to CIEs:
Collateralized loan obligations notes, at fair value using the fair value option	925	1,134
Other liabilities	995	1,454
Liabilities related to separate accounts	116,213	113,007
Total liabilities	$173,477	$171,820

Commitments and Contingencies (Note 18)

Mezzanine equity:
Redeemable noncontrolling interest	$229	$222

Shareholders' equity:
Preferred stock ($0.01 par value per share; $625 aggregate liquidation preference as of 2026 and 2025)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 108,761,414 and 107,424,252 shares issued as of 2026 and 2025, respectively; 89,684,232 and 93,842,616 shares outstanding as of 2026 and 2025, respectively)	1	1
Treasury stock (at cost; 19,077,182 and 13,581,636 shares as of 2026 and 2025, respectively)	(1,456)	(1,010)
Additional paid-in capital	6,450	6,358
Accumulated other comprehensive income (loss)	(2,892)	(1,788)
Retained earnings:
Unappropriated	1,707	1,392
Total Voya Financial, Inc. shareholders' equity	3,810	4,953
Noncontrolling interest	1,827	1,864
Total shareholders' equity	5,637	6,817
Total liabilities, mezzanine equity and shareholders' equity	$179,343	$178,859

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Net investment income	$581	$583	$1,687	$1,727
Fee income	640	616	1,864	1,763
Premiums	705	719	2,165	2,174
Net gains (losses)	(108)	(21)	(193)	(96)
Other revenue	114	100	335	304
Income (loss) related to CIEs:
Net investment income (loss)	93	131	94	206
Total revenues	2,025	2,128	5,952	6,078
Benefits and expenses:
Policyholder benefits	520	561	1,644	1,681
Interest credited to contract owner account balances	262	289	782	805
Operating expenses	831	829	2,577	2,510
Net amortization of DAC and VOBA	61	65	188	185
Interest expense	30	29	92	89
Operating expenses related to CIEs:
Interest expense	26	31	93	101
Other expense	8	17	25	39
Total benefits and expenses	1,738	1,821	5,401	5,410
Income (loss) before income taxes	287	307	551	668
Income tax expense (benefit)	34	35	85	84
Net income (loss)	253	272	466	584
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	44	80	(19)	70
Net income (loss) available to Voya Financial, Inc.	209	192	485	514
Less: Preferred stock dividends	16	16	37	37
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$193	$176	$448	$477

Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$2.14	$1.82	$4.90	$4.96
Diluted	$2.09	$1.80	$4.82	$4.88

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$253	$272	$466	$584
Other comprehensive income (loss), before tax:
Change in current discount rate	64	(11)	116	17
Unrealized gains (losses) on investments	(1,254)	377	(1,513)	849
Other comprehensive income (loss), before tax	(1,190)	366	(1,397)	866
Income tax expense (benefit) related to items of other comprehensive income (loss)	(250)	77	(293)	182
Other comprehensive income (loss), after tax	(940)	289	(1,104)	684
Comprehensive income (loss)	(687)	561	(638)	1,268
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	44	80	(19)	70
Comprehensive income (loss) attributable to Voya Financial, Inc.	$(731)	$481	$(619)	$1,198

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2026 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of July 1, 2026	$1	$(1,347)	$6,421	$(1,952)	$1,562	$4,685	$1,727	$6,412	$230
Comprehensive income (loss):
Net income (loss)	—	—	—	—	209	209	30	239	14
Other comprehensive income (loss), after tax	—	—	—	(940)	—	(940)	—	(940)	—
Total comprehensive income (loss)						(731)	30	(701)	14
Net consolidations/deconsolidations of CIEs	—	—	—	—	—	—	67	67	—
Common stock issuance	—	—	4	—	—	4	—	4	—
Common stock acquired - Share repurchase	—	(102)	—	—	—	(102)	—	(102)	—
Dividends on preferred stock	—	—	—	—	(16)	(16)	—	(16)	—
Dividends on common stock	—	—	—	—	(43)	(43)	—	(43)	—
Share-based compensation	—	(7)	25	—	(5)	13	—	13	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	3	3	(15)
Balance as of September 30, 2026	$1	$(1,456)	$6,450	$(2,892)	$1,707	$3,810	$1,827	$5,637	$229

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2026 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2026	$1	$(1,010)	$6,358	$(1,788)	$1,392	$4,953	$1,864	$6,817	$222
Comprehensive income (loss):
Net income (loss)	—	—	—	—	485	485	(58)	427	39
Other comprehensive income (loss), after tax	—	—	—	(1,104)	—	(1,104)	—	(1,104)	—
Total comprehensive income (loss)						(619)	(58)	(677)	39
Net consolidations/deconsolidations of CIEs	—	—	—	—	—	—	67	67	—
Common stock issuance	—	—	7	—	—	7	—	7	—
Common stock acquired - Share repurchase	—	(403)	—	—	—	(403)	—	(403)	—
Dividends on preferred stock	—	—	—	—	(37)	(37)	—	(37)	—
Dividends on common stock	—	—	—	—	(129)	(129)	—	(129)	—
Share-based compensation	—	(43)	85	—	(3)	39	—	39	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	(1)	(1)	(46)	(47)	(32)
Balance as of September 30, 2026	$1	$(1,456)	$6,450	$(2,892)	$1,707	$3,810	$1,827	$5,637	$229

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2025 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of July 1, 2025	$1	$(796)	$6,321	$(2,067)	$1,170	$4,629	$1,709	$6,338	$215
Comprehensive income (loss):
Net income (loss)	—	—	—	—	192	192	64	256	16
Other comprehensive income (loss), after tax	—	—	—	289	—	289	—	289	—
Total comprehensive income (loss)						481	64	545	16
Common stock issuance	—	—	2	—	—	2	—	2	—
Common stock acquired - Share repurchase	—	(80)	(20)	—	—	(100)	—	(100)	—
Dividends on preferred stock	—	—	—	—	(16)	(16)	—	(16)	—
Dividends on common stock	—	—	—	—	(43)	(43)	—	(43)	—
Share-based compensation	—	(7)	13	—	(1)	5	—	5	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	(1)	(1)	132	131	(10)
Balance as of September 30, 2025	$1	$(883)	$6,316	$(1,778)	$1,301	$4,957	$1,905	$6,862	$221

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2025 (Unaudited)
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Mezzanine Equity: Redeemable Noncontrolling Interest
					Unappropriated
Balance as of January 1, 2025	$1	$(754)	$6,266	$(2,462)	$954	$4,005	$1,783	$5,788	$219
Comprehensive income (loss):
Net income (loss)	—	—	—	—	514	514	33	547	37
Other comprehensive income (loss), after tax	—	—	—	684	—	684	—	684	—
Total comprehensive income (loss)						1,198	33	1,231	37
Net consolidations/deconsolidations of CIEs	—	—	—	—	—	—	(2)	(2)	—
Common stock issuance	—	—	5	—	—	5	—	5	—
Common stock acquired - Share repurchase	—	(80)	(20)	—	—	(100)	—	(100)	—
Dividends on preferred stock	—	—	—	—	(37)	(37)	—	(37)	—
Dividends on common stock	—	—	—	—	(130)	(130)	—	(130)	—
Share-based compensation	—	(49)	65	—	(2)	14	—	14	—
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	2	2	91	93	(35)
Balance as of September 30, 2025	$1	$(883)	$6,316	$(1,778)	$1,301	$4,957	$1,905	$6,862	$221

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$1,111	$731
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	6,619	6,554
Equity securities	50	128
Mortgage loans on real estate	792	665
Limited partnerships/corporations	176	189
Acquisition of:
Fixed maturities	(6,740)	(6,653)
Equity securities	(38)	(76)
Mortgage loans on real estate	(724)	(600)
Limited partnerships/corporations	(164)	(279)
Short-term investments, net	(14)	(23)
Derivatives, net	179	(31)
Sales from CIEs	1,108	918
Purchases within CIEs	(1,276)	(2,132)
Collateral received (delivered), net	45	85
Receipts on deposit asset contracts	77	94
Cash and cash equivalents acquired from business acquisitions, net of cash paid (1)	—	224
Other, net	(31)	(60)
Net cash provided by (used in) investing activities	59	(997)
Cash Flows from Financing Activities:
Deposits received for investment contracts	3,015	2,829
Maturities and withdrawals from investment contracts	(4,080)	(3,950)
Proceeds from issuance of long-term debt, net	571	—
Repayments of long-term debt, including current maturities	(587)	(400)
Borrowings of CIEs	720	1,445
Repayments of borrowings of CIEs	(728)	(1,599)
Contributions from (distributions to) participants in CIEs, net	554	2,085
Proceeds from issuance of common stock, net	7	5
Common stock acquired - Share repurchase	(400)	(100)
Dividends paid on preferred stock	(37)	(37)
Dividends paid on common stock (including dividend equivalent payments of $4 as of 2026 and 2025)	(133)	(133)
Contingent consideration paid	(150)	(34)
Other, net	(82)	(83)
Net cash provided by (used in) financing activities	(1,330)	28
Net increase (decrease) in cash and cash equivalents, including cash in CIEs	(160)	(238)
Cash and cash equivalents, including cash in CIEs, beginning of period	1,348	1,514
Cash and cash equivalents, including cash in CIEs, end of period	$1,188	$1,276
(1) Includes $274 of cash equivalents received in 2025 as part of the OneAmerica acquisition.
	September 30, 2026	December 31, 2025
Reconciliation of cash and cash equivalents, including cash in CIEs:
Cash and cash equivalents	$1,102	$1,228
Cash and cash equivalents in CIEs	86	120
Total cash and cash equivalents, including cash in CIEs	$1,188	$1,348

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

On January 2, 2025, the Company completed the acquisition of the full-service retirement plan business of OneAmerica Financial through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to the Company's full-service business in Retirement, including incremental assets in emerging and mid-market segments, employee stock ownership plan capabilities and new distribution partnerships. The purchase consideration included $50 in cash paid at closing and contingent consideration based on plan persistency and transition incentives. During 2026, the Company paid $149 of contingent consideration, including the settlement for transition services arrangements.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2026:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$1,000	$—	$132	$—	$—	$868
U.S. Government agencies and authorities	30	—	1	—	—	29
State, municipalities and political subdivisions	539	—	125	—	—	414
U.S. corporate public securities	9,124	47	1,404	—	—	7,767
U.S. corporate private securities	5,772	14	353	—	2	5,431
Foreign corporate public securities and foreign governments(1)	2,898	13	341	—	2	2,568
Foreign corporate private securities(1)	2,623	18	107	—	8	2,526
Residential mortgage-backed securities	4,762	17	351	(33)	1	4,394
Commercial mortgage-backed securities	2,634	1	469	—	9	2,157
Other asset-backed securities	2,562	37	52	—	13	2,534
Total fixed maturities, including securities pledged	31,944	147	3,335	(33)	35	28,688
Less: Securities pledged	1,520	—	210	—	—	1,310
Total fixed maturities	$30,424	$147	$3,125	$(33)	$35	$27,378
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2026, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$844	$838
After one year through five years	3,003	2,951
After five years through ten years	3,527	3,345
After ten years	14,612	12,469
Mortgage-backed securities	7,396	6,551
Other asset-backed securities	2,562	2,534
Fixed maturities, including securities pledged	$31,944	$28,688

As of September 30, 2026 and December 31, 2025, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholders' equity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending Program

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	September 30, 2026	December 31, 2025
U.S. Treasuries	$112	$52
U.S. corporate public securities	474	495
Short-term investments and cash equivalents	—	16
Foreign corporate public securities and foreign governments	248	199
Total(1)	$834	$762
(1) As of September 30, 2026 and December 31, 2025, liabilities to return cash collateral were $729 and $726, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Allowance for credit losses

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the periods presented:

	Nine Months Ended September 30, 2026
	U.S. corporate private securities	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$9	$—	$—	$2	$8	$7	$26
Credit losses on securities for which credit losses were not previously recorded	—	1	9	—	—	4	14
Reductions for securities sold during the period	(7)	—	—	—	—	—	(7)
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—	2	2
Balance as of September 30	$2	$1	$9	$2	$8	$13	$35

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

For additional information about the Company’s methodology and significant inputs used in determining whether a credit loss exists, see Note 1, Business, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K.

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of September 30, 2026
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$587	$50	$281	$82	$868	$132
U.S. Government agencies and authorities	15	1	—	—	15	1
State, municipalities and political subdivisions	7	2	399	123	406	125
U.S. corporate public securities	2,645	198	3,793	1,206	6,438	1,404
U.S. corporate private securities	2,217	74	1,807	279	4,024	353
Foreign corporate public securities and foreign governments	1,169	67	949	274	2,118	341
Foreign corporate private securities	1,016	35	793	72	1,809	107
Residential mortgage-backed	2,133	98	887	253	3,020	351
Commercial mortgage-backed	171	7	1,807	462	1,978	469
Other asset-backed	806	17	231	35	1,037	52
Total	$10,766	$549	$10,947	$2,786	$21,713	$3,335

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

As of September 30, 2026 and December 31, 2025, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

As of September 30, 2026, the weighted average duration of the Company's fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

Evaluating Securities for Intent Impairments

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses. Intent impairments were $29 and $47 for the three and nine months ended September 30, 2026, respectively. Intent impairments were zero and $19 for the three and nine months ended September 30, 2025, respectively.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three and nine months ended September 30, 2026 and 2025, the Company had no material debt modifications that require such disclosure.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of September 30, 2026 and December 31, 2025, respectively.

	As of September 30, 2026
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2026	$203	$222	$123	$37	$—	$585
2025	336	429	69	19	—	853
2024	203	236	18	—	—	457
2023	102	156	—	—	—	258
2022	238	211	38	—	—	487
Prior	2,532	306	47	17	2	2,904
Total	$3,614	$1,560	$295	$73	$2	$5,544

	As of December 31, 2025
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2025	$387	$489	$92	$—	$—	$968
2024	180	147	18	—	—	345
2023	90	203	—	—	—	293
2022	249	254	85	—	—	588
2021	227	185	37	17	—	466
Prior	2,783	163	—	—	2	2,948
Total	$3,916	$1,441	$232	$17	$2	$5,608

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of September 30, 2026 and December 31, 2025, respectively.

	As of September 30, 2026
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2026	$337	$105	$128	$15	$585
2025	653	130	57	13	853
2024	328	12	88	29	457
2023	118	130	3	7	258
2022	306	92	29	60	487
Prior	2,130	343	269	162	2,904
Total	$3,872	$812	$574	$286	$5,544
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

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of September 30, 2026 and December 31, 2025, respectively.

	As of September 30, 2026
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2026	$99	$71	$187	$55	$26	$35	$77	$22	$13	$585
2025	215	124	139	194	76	32	32	22	19	853
2024	117	112	82	44	11	49	9	1	32	457
2023	35	41	31	77	39	10	4	21	—	258
2022	122	63	56	80	82	68	—	6	10	487
Prior	740	677	550	217	247	241	60	85	87	2,904
Total	$1,328	$1,088	$1,045	$667	$481	$435	$182	$157	$161	$5,544

	As of December 31, 2025
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2025	$244	$109	$238	$189	$75	$33	$36	$19	$25	$968
2024	60	104	49	69	20	17	7	3	16	345
2023	33	42	16	96	38	36	3	26	3	293
2022	151	73	55	79	108	94	1	7	20	588
2021	102	55	97	60	89	51	2	10	—	466
Prior	764	719	598	190	217	228	60	91	81	2,948
Total	$1,354	$1,102	$1,053	$683	$547	$459	$109	$156	$145	$5,608

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of September 30, 2026 and December 31, 2025, respectively.

	As of September 30, 2026
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2026	$105	$228	$177	$24	$51	$—	$—	$585
2025	325	345	154	8	18	3	—	853
2024	67	289	67	34	—	—	—	457
2023	55	157	14	—	32	—	—	258
2022	106	202	151	19	9	—	—	487
Prior	654	786	763	480	43	132	46	2,904
Total	$1,312	$2,007	$1,326	$565	$153	$135	$46	$5,544

	As of December 31, 2025
Year of Origination	Property Type
	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2025	$406	$403	$145	$7	$4	$3	$—	$968
2024	73	197	59	16	—	—	—	345
2023	121	120	7	13	32	—	—	293
2022	107	247	178	37	9	10	—	588
2021	46	137	166	104	—	—	13	466
Prior	713	750	779	480	46	141	39	2,948
Total	$1,466	$1,854	$1,334	$657	$91	$154	$52	$5,608

The following table summarizes activity in the allowance for credit losses for commercial mortgage loans for the periods indicated:

	September 30, 2026	December 31, 2025
Allowance for credit losses, beginning of period	$31	$24
Credit losses on mortgage loans for which credit losses were not previously recorded	6	16
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	(8)	2
Provision for expected credit losses	29	42
Write-offs	(8)	(11)
Allowance for credit losses, end of period	$21	$31

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	September 30, 2026	December 31, 2025
Current	$5,531	$5,537
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	13	71
Total	$5,544	$5,608

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments or when a loan has matured without being paid off or extended. As of September 30, 2026 and December 31, 2025, the Company had $13 and $71, respectively, of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the nine months ended September 30, 2026 and the year ended December 31, 2025 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturities	$470	$461	$1,413	$1,388
Equity securities	3	6	13	14
Mortgage loans on real estate	72	68	212	204
Policy loans	4	5	13	15
Short-term investments and cash equivalents	8	11	24	31
Limited partnerships and other	45	54	78	141
Gross investment income	602	605	1,753	1,793
Less: Investment expenses	21	22	66	66
Net investment income	$581	$583	$1,687	$1,727

As of September 30, 2026 and December 31, 2025, the Company had $38 and $1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturities, available-for-sale, including securities pledged	$(91)	$13	$(121)	$(11)
Fixed maturities, at fair value option	(155)	(50)	(298)	(30)
Equity securities, at fair value	(8)	(3)	(6)	(1)
Derivatives	207	15	282	(64)
Mortgage loans	4	(2)	3	(6)
Other	(65)	6	(53)	16
Net gains (losses)	$(108)	$(21)	$(193)	$(96)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds on sales	$1,235	$1,270	$3,735	$3,649
Gross gains	3	10	35	37
Gross losses	23	9	66	53

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of September 30, 2026 and December 31, 2025.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2026			December 31, 2025
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges(2):
Interest rate contracts(3)	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	188	2	—	166	—	2
Cash flow hedges:
Interest rate contracts	11	—	—	12	—	—
Foreign exchange contracts	542	8	14	521	9	18
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	22,367	388	299	14,815	184	258
Foreign exchange contracts	184	—	2	197	1	2
Equity contracts	240	2	1	248	3	2
Credit contracts	266	3	—	75	—	—
Embedded derivatives and Managed custody guarantees ("MCGs"):
Within fixed maturity investments(4)	N/A	—	33	N/A	1	—
Within reinsurance agreements(5)(6)	N/A	23	(15)	N/A	55	(9)
MCGs(7)	N/A	—	9	N/A	—	—
Stabilizer(7)	N/A	—	21	N/A	—	5
Total		$426	$364		$253	$278
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Condensed Consolidated Balance Sheets.
(2) Total carrying amount of hedged assets and liabilities was $330 and $365 as of September 30, 2026 and December 31, 2025, respectively.
(3) The cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets and liabilities was $(3) and $4 as of September 30, 2026 and December 31, 2025, respectively. Of those amounts, $1 and $2, respectively, related to hedging adjustments on discontinued hedging relationships.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized	Counterparty Netting(1)	Cash Collateral Netting(1)	Securities Collateral Netting(1)	Net Receivables/ Payables
September 30, 2026
Derivative assets	$403	$(303)	$(37)	$(1)	$62
Derivative liabilities	316	(303)	—	(8)	5
December 31, 2025
Derivative assets	197	(189)	(5)	—	3
Derivative liabilities	282	(189)	(79)	(11)	3
(1) Represents the netting of receivable with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Collateral

As of September 30, 2026, the Company held $4 and $34 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2025, the Company held $3 and pledged $77 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2026, the Company delivered $260 of securities and held $1 of securities as collateral. As of December 31, 2025, the Company delivered $204 of securities and held no securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows for the periods indicated:

	2026		2025
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Loss)	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended September 30,
Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)(1)	$—	$(2)	$—	$7
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	—	2	—	1

Nine Months Ended September 30,
Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)(1)	$—	$3	$—	$(50)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5	—	4
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting were as follows for the periods indicated:

	2026		2025
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$581	$(108)	$583	$(21)
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(2)	—	1
Derivatives designated as hedging instruments(1)	—	2	—	1
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss) into income	2	—	1	—

Nine Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$1,687	$(193)	$1,727	$(96)
Fair value hedges:
Foreign exchange contracts:
Hedged items	—	(6)	—	14
Derivatives designated as hedging instruments(1)	—	7	—	(12)
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss) into income	5	—	4	—
(1) The change in derivative instruments designated and qualifying as fair value hedges of $0 and $1 was excluded from the assessment of hedge effectiveness and recognized currently in earnings for the three and nine months ended September 30, 2026, respectively. The change in derivative instruments designated and qualifying as fair value hedges of $1 and $2 were excluded from the assessment of hedge effectiveness and recognized currently in earnings for the three and nine months ended September 30, 2025, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$212	$4	$272	$(73)
Foreign exchange contracts	Net gains (losses)	(1)	2	(4)	7
Equity contracts	Net gains (losses)	(4)	8	8	15
Credit contracts	Net gains (losses)	(2)	—	(1)	(1)
Embedded derivatives and MCGs:
Within fixed maturity investments	Net gains (losses)	(30)	—	(34)	7
Within reinsurance agreements(1)	(2)	(22)	(1)	(26)	4
MCGs	Net gains (losses)	(8)	2	(9)	3
Stabilizer	Net gains (losses)	(14)	5	(16)	10
Total		$131	$20	$190	$(28)
(1) For the three and nine months ended September 30, 2026, the amount excluded gains (losses) of $0 from standalone derivatives recognized in Net gains (losses). For the three and nine months ended September 30, 2025, the amount excluded gains (losses) of $0 and $11, respectively, from standalone derivatives recognized in Net gains (losses).
(2) Gains (losses) on embedded derivatives within reinsurance agreements are recognized in either Policyholder benefits or Net gains (losses).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2026:

	Level 1	Level 2		Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$763	$105		$—	$868
U.S. Government agencies and authorities	—	29		—	29
State, municipalities and political subdivisions	—	414		—	414
U.S. corporate public securities	4	7,687		76	7,767
U.S. corporate private securities	—	2,420		3,011	5,431
Foreign corporate public securities and foreign governments(1)	1	2,498		69	2,568
Foreign corporate private securities(1)	—	1,558		968	2,526
Residential mortgage-backed securities	—	4,334		60	4,394
Commercial mortgage-backed securities	—	2,157		—	2,157
Other asset-backed securities	—	2,174		360	2,534
Total fixed maturities, including securities pledged	768	23,376		4,544	28,688
Equity securities	99	—		88	187
Derivatives:
Interest rate contracts	—	388		—	388
Foreign exchange contracts	—	10		—	10
Equity contracts	—	2		—	2
Credit contracts	—	3		—	3
Embedded derivatives within reinsurance	—	23		—	23
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,270	6		—	2,276
Assets held in separate accounts	110,662	5,089		462	116,213
Total assets	$113,799	$28,897		$5,094	$147,790
Liabilities:
Contingent consideration	$—	$—		$1	$1
Stabilizer and MCGs	—	—		30	30
Derivatives:
Interest rate contracts	10	289		—	299
Foreign exchange contracts	—	16		—	16
Equity contracts	—	1		—	1
Embedded derivatives within reinsurance	—	(15)	(2)	—	(15)
Total liabilities	$10	$291		$31	$332
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2026
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net income (loss)	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$77	$—	$(1)	$—	$—	$—	$—	$—	$—	$76	$—	$(1)
U.S. corporate private securities	2,780	—	(77)	482	—	(20)	(89)	—	(65)	3,011	(1)	(79)
Foreign corporate public securities and foreign governments(1)	74	—	(4)	—	—	—	(1)	—	—	69	—	(4)
Foreign corporate private securities(1)	957	—	(24)	82	—	—	(26)	—	(21)	968	—	(24)
Residential mortgage-backed securities	65	(5)	—	—	—	—	—	—	—	60	(5)	—
Other asset-backed securities	342	(1)	13	26	—	(18)	(2)	—	—	360	—	16
Total fixed maturities, including securities pledged	4,295	(6)	(93)	590	—	(38)	(118)	—	(86)	4,544	(6)	(92)
Equity securities, at fair value	93	(5)	—	—	—	—	—	—	—	88	(5)	—
Contingent consideration	(21)	—	—	—	—	—	20	—	—	(1)	—	—
Stabilizer and MCGs(2)	(8)	(22)	—	—	—	—	—	—	—	(30)	—	—
Assets held in separate accounts(4)	446	(9)	—	53	—	(23)	—	—	(5)	462	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2026
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change In Unrealized Gains (Losses) Included in OCI(3)
		Net income (loss)	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$78	$—	$(2)	$—	$—	$—	$—	$—	$—	$76	$—	$(2)
U.S. corporate private securities	2,100	(3)	(107)	1,144	—	(89)	(290)	355	(99)	3,011	(1)	(106)
Foreign corporate public securities and foreign governments(1)	60	—	(5)	—	—	—	(1)	15	—	69	—	(5)
Foreign corporate private securities(1)	631	—	(40)	352	—	—	(81)	126	(20)	968	—	(39)
Residential mortgage-backed securities	71	(10)	—	4	—	—	—	—	(5)	60	(10)	—
Other asset-backed securities	299	(2)	24	133	—	(13)	(27)	—	(54)	360	—	24
Total fixed maturities, including securities pledged	3,239	(15)	(130)	1,633	—	(102)	(399)	496	(178)	4,544	(11)	(128)
Equity securities, at fair value	94	(4)	—	8	—	(10)	—	—	—	88	(4)	—
Contingent consideration	(147)	(4)	—	—	—	—	150	—	—	(1)	—	—
Stabilizer and MCGs(2)	(5)	(24)	—	—	(1)	—	—	—	—	(30)	—
Assets held in separate accounts(4)	388	(14)	—	125	—	(48)	—	24	(13)	462	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2026 and 2025, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$28,688	$28,688	$30,151	$30,151
Equity securities	187	187	201	201
Mortgage loans on real estate	5,544	5,294	5,608	5,522
Policy loans	308	308	323	323
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,276	2,276	2,357	2,357
Derivatives	403	403	197	197
Embedded derivatives within reinsurance	23	23	55	55
Other investments	88	88	86	86
Assets held in separate accounts	116,213	116,213	113,007	113,007
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$32,845	$34,360	$33,793	$37,154
Funding agreements with fixed maturities	2,709	2,720	2,101	2,120
Supplementary contracts and immediate annuities	474	441	504	481
Stabilizer and MCGs	30	30	5	5
Derivatives	316	316	282	282
Embedded derivatives within reinsurance(2)	(15)	(15)	(9)	(9)
Short-term debt	13	13	586	588
Long-term debt	2,073	1,947	1,518	1,489
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC			VOBA(1)
	Retirement Deferred and Individual Annuities	Employee Benefits Voluntary	Businesses Exited
Balance as of January 1, 2025	$701	$215	$838	$376
Additions related to business acquisitions	—	—	—	390
Deferrals of commissions and expenses	59	46	—	4
Amortization expense	(54)	(40)	(94)	(60)
Balance as of December 31, 2025	$706	$221	$744	$710
Deferrals of commissions and expenses	45	33	—	3
Amortization expense	(42)	(37)	(66)	(42)
Balance as of September 30, 2026	$709	$217	$678	$671
(1) Primarily related to the Retirement segment.

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets as of the periods indicated:

	September 30, 2026	December 31, 2025
DAC:
Retirement Deferred and Individual Annuities	$709	$706
Employee Benefits Voluntary	217	221
Businesses Exited	678	744
Other	21	20
VOBA	671	710
Total	$2,296	$2,401

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Future Policy Benefits and Contract Owner Account Balances

Employee Benefits Group products include long-duration term life insurance, as well as long-term disability products that are mostly employer paid. Employee Benefits Voluntary products include long-duration whole life insurance, critical illness, and accident and hospital indemnity insurance that are mostly employee paid. The following tables present the balances and changes in the liability for future policy benefits for Employee Benefits Group, Employee Benefits Voluntary and Businesses Exited as of September 30, 2026 and December 31, 2025:

	Employee Benefits Group		Employee Benefits Voluntary		Businesses Exited
	2026	2025	2026	2025	2026	2025
Present Value of Expected Net Premiums:
Balance at January 1	$4	$4	$166	$171	$2,557	$2,872
Beginning balance at original discount rate	4	4	169	180	2,479	2,842
Effect of change in cash flow assumptions	—	—	25	(11)	(44)	(194)
Effect of actual variances from expected experience	—	—	19	20	(6)	(17)
Adjusted balance at January 1	4	4	213	189	2,429	2,631
Interest accrual	—	—	6	6	99	148
Net premiums collected(1)	—	—	(27)	(26)	(211)	(300)
Ending balance at original discount rate	4	4	192	169	2,317	2,479
Effects of changes in discount rate assumptions	—	—	(14)	(3)	(95)	78
Balance at end of period	$4	$4	$178	$166	$2,222	$2,557

Present Value of Expected Future Policy Benefits:
Balance at January 1	$792	$772	$498	$461	$6,527	$7,017
Beginning balance at original discount rate	802	801	517	487	6,494	7,138
Effect of change in cash flow assumptions	(28)	(5)	42	(12)	(85)	(244)
Effect of actual variances from expected experience	(19)	(30)	41	60	(19)	(57)
Adjusted balance at January 1	755	766	600	535	6,390	6,837
Issuances	125	102	—	—	8	13
Interest accrual	20	17	14	14	244	351
Benefit payments	(116)	(83)	(30)	(32)	(509)	(707)
Ending balance at original discount rate	784	802	584	517	6,133	6,494
Effects of changes in discount rate assumptions	(40)	(10)	(54)	(19)	(383)	33
Balance at end of period	$744	$792	$530	$498	$5,750	$6,527

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net liability for future policy benefits	$740	$788	$352	$332	$3,528	$3,970
Less: Reinsurance recoverable	349	353	24	16	3,449	3,883
Net liability for future policy benefits, after reinsurance recoverable	$391	$435	$328	$316	$79	$87
(1) Net Premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

The following table presents a rollforward of the additional reserve liability for Businesses Exited for the periods indicated:

	Businesses Exited
	September 30, 2026	December 31, 2025
Balance at beginning of period	$1,880	$1,883
Effect of change in cash flow assumptions	78	59
Effect of actual variances from expected experience	39	(11)
Adjusted balance at January 1	1,997	1,931
Interest accrual	60	80
Excess Benefits	(287)	(406)
Assessments	138	275
Balance at end of period	1,908	1,880
Less: Reinsurance recoverable	1,856	1,827
Net additional liability, after reinsurance recoverable	$52	$53

Future policy benefits include the liability for unpaid claims and claim adjustment expenses related to medical stop loss products within the Employee Benefits segment. The following table presents a rollforward of the liability for unpaid claims and claim adjustment expenses for the periods indicated:

	Medical Stop Loss
	Nine Months Ended September 30,
	2026	2025
Balance at January 1	$458	$595
Less: Reinsurance recoverable	(2)	(5)
Net balance at January 1	456	590
Incurred claims and claim adjustment expenses related to:(1)
Current year	824	874
Prior years	104	40
Total incurred	928	914
Paid claim and claim adjustment expenses related to:(1)
Current year	(353)	(418)
Prior years	(516)	(560)
Total paid	(869)	(978)
Net balance at September 30	515	526
Plus: Reinsurance recoverable	9	5
Balance as of September 30	$524	$531
(1) Amounts presented are net of reinsurance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Pricing, underwriting and reserving on the medical stop loss products are performed based on policy years, and key metrics such as loss ratios are tracked, managed and reported on this basis. The majority of the medical stop loss policies renew in January of each year. For the nine months ended September 30, 2026, net claims incurred on prior years of $104 is primarily attributed to incurred claims for the policy year effective during 2025 and partially offset by favorable claim development for policy years effective during 2024 and 2025. For the nine months ended September 30, 2025, net claims incurred on prior years of $40 is primarily attributed to incurred claims for the policy year effective during 2024 and partially offset by favorable claim development for policy years effective during 2023 and 2024.

The reconciliation of the net liability for future policy benefits to the liability for Future policy benefits in the Condensed Consolidated Balance Sheets is presented below:

	September 30, 2026	December 31, 2025
Employee Benefits Group	$740	$788
Employee Benefits Voluntary	352	332
Businesses Exited - Future policy benefits	3,528	3,970
Businesses Exited - Additional liability	1,908	1,880
Businesses Exited - Other	1,166	1,236
Medical stop loss products	524	458
Other	305	318
Total	$8,523	$8,982

The amount of undiscounted expected gross premiums and future benefit payments is presented in the table below:

	September 30, 2026		December 31, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Employee Benefits Group
Expected future benefit payments	$977	$784	$1,005	$802
Expected future gross premiums	10	7	11	8
Employee Benefits Voluntary
Expected future benefit payments	1,000	584	910	517
Expected future gross premiums	584	408	566	398

The following table presents the weighted average duration of the liability for future policy benefits and the weighted average interest rates for the periods indicated:

	Employee Benefits Group		Employee Benefits Voluntary		Businesses Exited
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Weighted average duration (in years)(1)	7	7	13	14	8	8
Interest accretion rate	4.3%	4.2%	5.0%	5.1%	5.1%	5.0%
Current discount rate	6.1%	5.0%	6.6%	5.7%	6.3%	5.3%
(1) Weighted average duration (in years) for Businesses Exited includes additional liability.

The weighted average interest accretion rate for the additional liability related to Businesses Exited was 4.3% for the periods ended September 30, 2026 and December 31, 2025.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Retirement Deferred Group and Individual Annuity		Businesses Exited
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Balance at January 1	$32,209	$29,624	$3,844	$4,182
Additions related to business acquisitions	—	3,458	—	—
Deposits	2,182	3,034	194	266
Fee income	(57)	(63)	(262)	(362)
Surrenders, withdrawals and benefits	(4,165)	(5,446)	(267)	(410)
Net transfers (from) to the general account(1)	561	690	8	10
Interest credited	668	912	110	158
Ending Balance	$31,398	$32,209	$3,627	$3,844

Weighted-average crediting rate	2.9%	2.8%	4.0%	4.0%
Net amount at risk(2)	$59	$61	$598	$629
Cash surrender value	$30,973	$31,778	$985	$1,083
(1) Net transfers (from) to the general account for Retirement include transfers of $(648) and $(884) for 2026 and 2025, respectively, related to Voya-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.
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

The following table presents a reconciliation of the Contract owner account balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	September 30, 2026	December 31, 2025
Retirement Deferred group and individual annuity	$31,398	$32,209
Businesses Exited	3,627	3,844
Non-putable funding agreements	2,709	2,101
Businesses Exited - Other	989	1,048
Other(1)	1,103	1,172
Total	$39,826	$40,374
(1) Primarily consists of other retirement and universal life contracts.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the contract owner account balances by range of guaranteed minimum crediting rates and the range of differences between the interest rate credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of September 30, 2026
Up to 1.00%	$107	$3,665	$3,712	$1,744	$2,200	$3,092	$14,520
1.01% - 2.00%	354	85	63	13	3	4	522
2.01% - 3.00%	9,447	215	77	60	—	6	9,805
3.01% - 4.00%	8,319	145	—	2	—	—	8,466
4.01% and Above	1,300	72	—	—	—	—	1,372
Renewable beyond 12 months (MYGA)(2)	336	—	—	—	2	—	338
Total discretionary rate setting products	$19,863	$4,182	$3,852	$1,819	$2,205	$3,102	$35,023

As of December 31, 2025
Up to 1.00%	$105	$4,004	$3,917	$2,035	$2,162	$2,342	$14,565
1.01% - 2.00%	394	94	63	8	3	5	567
2.01% - 3.00%	9,860	249	66	83	—	6	10,264
3.01% - 4.00%	8,736	148	—	1	—	—	8,885
4.01% and Above	1,367	75	—	—	—	—	1,442
Renewable beyond 12 months (MYGA)(2)	341	—	—	—	2	—	343
Total discretionary rate setting products	$20,803	$4,570	$4,046	$2,127	$2,167	$2,353	$36,066
(1) Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after September 30, 2026 and December 31, 2025 on which the Company is required to credit interest above the contractual GMIR for at least the next twelve months.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	Direct	Assumed	Ceded	Total, Net of Reinsurance
September 30, 2026
Assets
Premium receivable	$179	$11	$(222)	$(32)
Reinsurance recoverable, net of allowance for credit losses	—	—	10,147	10,147
Total	$179	$11	$9,925	$10,115
Liabilities
Future policy benefits and contract owner account balances	$44,708	$3,641	$—	$48,349
Total	$44,708	$3,641	$—	$48,349

December 31, 2025
Assets
Premium receivable	$189	$12	$(241)	$(40)
Reinsurance recoverable, net of allowance for credit losses	—	—	10,753	10,753
Total	$189	$12	$10,512	$10,713
Liabilities
Future policy benefits and contract owner account balances	$45,302	$4,054	$—	$49,356
Total	$45,302	$4,054	$—	$49,356

Information regarding the effect of reinsurance in the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Premiums:
Direct premiums	$911	$943	$2,798	$2,857
Reinsurance assumed	9	6	27	17
Reinsurance ceded	(215)	(230)	(660)	(700)
Net premiums	$705	$719	$2,165	$2,174

Fee income:
Direct fee income	$710	$688	$2,085	$1,984
Reinsurance assumed	29	29	77	79
Reinsurance ceded	(99)	(101)	(298)	(300)
Net fee income	$640	$616	$1,864	$1,763

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,114	$1,190	$3,423	$3,442
Reinsurance assumed	35	34	91	94
Reinsurance ceded	(367)	(374)	(1,088)	(1,050)
Net interest credited and other benefits to contract owners / policyholders	$782	$850	$2,426	$2,486

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of September 30, 2026 and December 31, 2025, the Company had a deposit asset net of the allowance for credit losses of $0.9 billion which is reported in Other assets on the Condensed Consolidated Balance Sheets.

In addition, the Company had a liability for funds withheld under ceded reinsurance agreements of $100 and $108 as of September 30, 2026 and December 31, 2025, respectively, which was recorded in Other liabilities on the Condensed Consolidated Balance Sheets. The funds withheld asset related to assumed reinsurance was $0.8 billion and $0.9 billion as of September 30, 2026 and December 31, 2025, respectively, which was recorded in Other assets on the Condensed Consolidated Balance Sheets.

8.     Separate Accounts

The following tables present a rollforward of separate account liabilities for the Retirement stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	September 30, 2026			December 31, 2025
Retirement	Stabilizer(1)	Deferred Annuity	Total	Stabilizer(1)	Deferred Annuity	Total
Balance at January 1	$7,159	$101,145	$108,304	$6,901	$90,756	$97,657
Premiums and deposits	1,114	8,393	9,507	963	10,758	11,721
Fee income	(23)	(410)	(433)	(31)	(514)	(545)
Surrenders, withdrawals and benefits	(1,069)	(12,017)	(13,086)	(1,205)	(12,579)	(13,784)
Net transfers (from) to separate accounts	—	(1,209)	(1,209)	—	(1,574)	(1,574)
Investment performance	(116)	8,541	8,425	531	14,298	14,829
Balance at end of period	$7,065	$104,443	$111,508	$7,159	$101,145	$108,304

Reconciliation to Condensed Consolidated Balance Sheets:
Other variable products liabilities			4,705			4,703
Total Separate Account liabilities			$116,213			$113,007
(1) Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Retirement deferred annuity products was $104,425 and $101,123, as of September 30, 2026 and December 31, 2025, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts liabilities was as follows as of the periods indicated:

	September 30, 2026	December 31, 2025
U.S. Treasury securities and obligations of U.S. government, corporations and agencies	$1,142	$909
Corporate and foreign debt securities	2,597	2,635
Mortgage-backed securities	2,892	2,928
Equity securities (including mutual funds)	108,690	105,331
Cash, cash equivalents and short-term investments	472	734
Receivable for securities and accruals	420	470
Total	$116,213	$113,007

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables reconcile Adjusted operating revenues to Total revenues and Adjusted operating earnings before income taxes to Income (loss) before income taxes for the periods indicated:

	Three Months Ended September 30, 2026
	Reportable Segments
	Retirement	Investment Management	Employee Benefits	Corporate(1)	Total
Revenues:
External customer revenue(2)	$441	$243	$773	$2	$1,459
Net investment income	496	—	37	48	581
Net gains (losses)	(81)	(2)	(1)	(24)	(108)
Income (loss) related to CIEs	—	68	—	25	93
Intersegment Fee income and elimination	—	22	—	(22)	—
Total revenues					2,025

Adjustments(3)	11	(71)	(1)	(24)	(85)
Adjusted operating revenues	867	260	808	5	1,940
Less:
Interest credited and other benefits to contract owners/policyholders	229	—	530	—	759
Administrative expenses	265	183	127	—	575
Premium taxes, fees and assessments	—	—	48	—	48
Net commissions	80	—	41	—	121
DAC/VOBA and other intangibles amortization	27	—	11	—	38
Financing costs and preferred dividends	—	—	—	47	47
Other	—	—	—	48	48
Adjusted operating earnings before income taxes including noncontrolling interest	266	77	51	(91)	303
Less: Earnings (loss) attributable to the noncontrolling interest	—	18	—	(3)	15
Adjusted operating earnings before income taxes	266	58	51	(87)	288
Plus adjustments:
Net investment gains (losses)					(29)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(17)
Income (loss) attributable to noncontrolling interests					44
Dividend payments made to preferred shareholders					16
Other adjustments					(15)
Income (loss) before income taxes					$287
(1) Corporate is not a reportable segment.
(2) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(3) Includes Net investment gains (losses) of $(28), Revenues related to businesses exited or to be exited through reinsurance or divestment of $6, Revenues (loss) attributable to noncontrolling interests of $66 and Other adjustments of $41.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2025
	Reportable Segments
	Retirement	Investment Management	Employee Benefits	Corporate(1)	Total
Revenues:
External customer revenue(2)	$409	$237	$789	$—	$1,435
Net investment income	500	3	42	38	583
Net gains (losses)	(36)	2	—	13	(21)
Income (loss) related to CIEs	—	132	—	(1)	131
Intersegment Fee income and elimination	—	21	—	(21)	—
Total revenues					2,128

Adjustments(3)	(20)	(138)	(2)	(26)	(186)
Adjusted operating revenues	853	257	829	3	1,942
Less:
Interest credited and other benefits to contract owners/policyholders	235	—	546	—	781
Administrative expenses	254	177	134	—	565
Premium taxes, fees and assessments	—	—	52	—	52
Net commissions	74	—	39	—	113
DAC/VOBA and other intangibles amortization	28	—	12	—	40
Financing costs and preferred dividends	—	—	—	47	47
Other	—	—	—	37	37
Adjusted operating earnings before income taxes including noncontrolling interest	261	80	47	(81)	307
Less: Earnings (loss) attributable to the noncontrolling interest	—	18	—	(1)	17
Adjusted operating earnings before income taxes	261	62	47	(80)	290
Plus adjustments:
Net investment gains (losses)					(16)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(52)
Income (loss) attributable to noncontrolling interests					80
Dividend payments made to preferred shareholders					16
Other adjustments					(11)
Income (loss) before income taxes					$307
(1) Corporate is not a reportable segment.
(2) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(3) Includes Net investment gains (losses) of $(9), Revenues related to businesses exited or to be exited through reinsurance or divestment of $28, Revenues attributable to noncontrolling interests of $115 and Other adjustments of $50.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2026
	Reportable Segments
	Retirement	Investment Management	Employee Benefits	Corporate(1)	Total
Revenues:
External customer revenue(2)	$1,266	$720	$2,381	$(3)	$4,364
Net investment income	1,422	18	107	140	1,687
Net gains (losses)	(207)	3	(1)	12	(193)
Income (loss) related to CIEs	—	63	—	31	94
Intersegment Fee income and elimination	—	65	—	(65)	—
Total revenues					5,952

Adjustments(3)	6	(103)	(3)	(97)	(197)
Adjusted operating revenues	2,487	766	2,484	18	5,755
Less:
Interest credited and other benefits to contract owners/policyholders	682	—	1,626	—	2,308
Administrative expenses	825	556	412	—	1,793
Premium taxes, fees and assessments	—	—	147	—	147
Net commissions	232	—	125	—	357
DAC/VOBA and other intangibles amortization	83	—	37	—	120
Financing costs and preferred dividends	—	—	—	133	133
Other	—	—	—	143	143
Adjusted operating earnings before income taxes including noncontrolling interest	665	210	136	(258)	753
Less: Earnings (loss) attributable to the noncontrolling interest	—	49	—	(7)	42
Adjusted operating earnings before income taxes	665	161	136	(251)	711
Plus adjustments:
Net investment gains (losses)					(87)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(72)
Income (loss) attributable to noncontrolling interests					(19)
Dividend payments made to preferred shareholders					37
Other adjustments					(19)
Income (loss) before income taxes					$551
(1) Corporate is not a reportable segment.
(2) Includes Fee income, Premiums and Other revenue and excludes intersegment fee income and the related elimination.
(3) Includes Net investment gains (losses) of $(82), Revenues related to businesses exited or to be exited through reinsurance or divestment of $47, Revenues attributable to noncontrolling interests of $75 and Other adjustments of $157.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2025
	Reportable Segments
	Retirement	Investment Management	Employee Benefits	Corporate(1)	Total
Revenues:
External customer revenue(2)	$1,170	$683	$2,391	$(3)	$4,241
Net investment income	1,469	19	118	121	1,727
Net gains (losses)	(129)	—	(3)	36	(96)
Income (loss) related to CIEs	—	205	—	1	206
Intersegment Fee income and elimination	—	64	—	(64)	—
Total revenues					6,078

Adjustments(3)	(35)	(231)	(4)	(77)	(347)
Adjusted operating revenues	2,475	740	2,502	14	5,731
Less:
Interest credited and other benefits to contract owners/policyholders	698	—	1,627	—	2,325
Administrative expenses	773	541	405	—	1,719
Premium taxes, fees and assessments	—	—	152	—	152
Net commissions	216	—	129	—	345
DAC/VOBA and other intangibles amortization	84	—	28	—	112
Financing costs and preferred dividends	—	—	—	127	127
Other	—	—	—	99	99
Adjusted operating earnings before income taxes including noncontrolling interest	703	199	162	(212)	852
Less: Earnings (loss) attributable to the noncontrolling interest	—	44	—	(3)	41
Adjusted operating earnings before income taxes	703	155	162	(208)	811
Plus adjustments:
Net investment gains (losses)					(46)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment					(122)
Income (loss) attributable to noncontrolling interests					70
Dividend payments made to preferred shareholders					37
Other adjustments					(82)
Income (loss) before income taxes					$668
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company's segments as of the dates indicated:

	September 30, 2026	December 31, 2025
Retirement	$145,241	$144,423
Investment Management	1,881	1,905
Employee Benefits	3,124	3,330
Corporate	25,333	24,749
Total assets, before consolidation(1)	175,579	174,410
Consolidation of investment entities	3,764	4,449
Total assets	$179,343	$178,859
(1) Includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

10.    Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in the Company's reportable segments and Corporate were as follows:

	Retirement	Investment Management	Employee Benefits	Corporate(1)	Consolidated
Balance as of January 1, 2025	$17	$286	$343	$102	$748
Additions related to business acquisitions	56	—	—	—	56
Balance as of December 31, 2025	73	286	343	102	804
Additions related to business acquisitions	—	—	—	—	—
Balance as of September 30, 2026	$73	$286	$343	$102	$804
(1) Corporate includes goodwill that was acquired by the parent company and not pushed to a subsidiary within the Company’s reportable segments. The carrying value of goodwill within Corporate is allocated to Retirement, Investment Management, and Employee Benefits segments as $72, $10 and $20 respectively.

Other Intangible Assets

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives (Years)	September 30, 2026			December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangibles:
Management contract rights	N/A	$350	$—	$350	$350	$—	$350
Finite-life intangibles:
Management contract rights	16	114	26	88	131	27	104
Customer relationship lists	16	345	175	170	345	162	183
Trademarks	8	15	6	9	15	6	9
Computer software	5	572	346	226	506	278	228
Total intangible assets		$1,396	$553	$843	$1,347	$473	$874

Amortization expense related to intangible assets was $88 and $76 for the nine months ended September 30, 2026 and 2025, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

11.    Share-based Incentive Compensation Plans

Omnibus Incentive Plans

The Company previously offered equity-based compensation awards to its employees and non-employee directors under various employee and non-employee incentive plans (together, the "Omnibus Plans"). The Company currently offers equity-based compensation awards to its employees and non-employee directors under the 2024 Omnibus Incentive Plan (the "2024 Omnibus Plan"). As of September 30, 2026, common stock reserved and available for issuance under the 2024 Omnibus Plan was 5.2 million shares.

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and the 2024 Omnibus Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted Stock Unit (RSU) awards	$14	$11	$54	$43
Performance Stock Unit (PSU) awards	7	(2)	25	11
Total share-based compensation expense	21	9	79	54
Income tax benefit	8	1	18	12
After-tax share-based compensation expense	$13	$8	$61	$42

Awards Outstanding

The following table summarizes RSU and PSU awards activity under the Omnibus Plans and the 2024 Omnibus Plan for the periods indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	1.8	$70.48	1.9		$71.43
Adjustment for PSU performance factor	—	—	(0.4)		73.12
Granted	1.1	73.61	0.6		82.19
Vested	(0.8)	70.64	(0.3)		81.68
Forfeited	(0.1)	72.48	—	*	75.47
Outstanding as of September 30, 2026	2.0	$72.00	1.8		$73.06
*less than 0.1

The following table summarizes the number of options under the Omnibus Plans for the periods indicated:

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2026	0.5	$50.03
Granted	—	—
Exercised	(0.2)	50.03
Forfeited	—	—
Outstanding as of September 30, 2026	0.3	$50.03
Vested, exercisable, as of September 30, 2026	0.3	$50.03

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.    Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2025	105.6	10.1	95.5
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	2.7	(2.7)
Share-based compensation programs	1.7	0.8	0.9
Balance, December 31, 2025	107.4	13.6	93.8
Common shares issued	0.1	—	0.1
Common shares acquired - share repurchase	—	5.0	(5.0)
Share-based compensation programs	1.3	0.5	0.8
Balance, September 30, 2026	108.8	19.1	89.7

Dividends declared per share of common stock were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividends declared per share of common stock	$0.47	$0.45	$1.41	$1.35

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

As of September 30, 2026, the aggregate amount remaining under the Company's share repurchase authorization was $163. On October 29, 2026, the Company's Board of Directors authorized additional share repurchases of $500 and extended the authorization's original expiration from December 31, 2026 to December 31, 2027. This share repurchase authorization does not obligate the Company to purchase any shares and may be terminated, increased or decreased by the Company's Board at any time.

The following table presents repurchases of the Company's common stock for the periods indicated:

	Nine Months Ended September 30,
(shares in millions)	2026	2025
Shares of common stock	5.0	1.3
Payment	$400	$100

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Preferred Stock

As of September 30, 2026 and December 31, 2025, there were 100,000,000 shares of preferred stock authorized. Preferred stock issued and outstanding were as follows for the periods indicated:

	September 30, 2026		December 31, 2025
Series	Issued	Outstanding	Issued	Outstanding
7.758% Non-cumulative Preferred Stock, Series A	325,000	325,000	325,000	325,000
5.35% Non-cumulative Preferred Stock, Series B	300,000	300,000	300,000	300,000
Total	625,000	625,000	625,000	625,000

The declaration of dividends on preferred stock per share and in the aggregate were as follows for the periods indicated:

	Series A		Series B
Three Months Ended September 30,	Per Share	Aggregate	Per Share	Aggregate
2026	$38.790	$13	$13.375	$4
2025	38.790	13	13.375	4
Nine Months Ended September 30,
2026	77.580	25	40.125	12
2025	77.580	25	40.125	12

As of September 30, 2026, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

13.    Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2026	2025	2026	2025
Earnings
Net income (loss) available to common shareholders:
Net income (loss)	$253	$272	$466	$584
Less: Preferred stock dividends	16	16	37	37
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	44	80	(19)	70
Net income (loss) available to common shareholders	$193	$176	$448	$477
Weighted average common shares outstanding
Basic	90.3	95.9	91.4	96.1
Dilutive Effects(1):
RSUs	1.2	1.0	1.1	1.0
PSUs	0.6	0.3	0.4	0.4
Stock Options	0.2	0.2	0.1	0.2
Diluted	92.3	97.4	93.0	97.7
Net income available to Voya Financial, Inc.'s common shareholders per common share (2)
Basic	$2.14	$1.82	$4.90	$4.96
Diluted	$2.09	$1.80	$4.82	$4.88
(1) For the three and nine months ended September 30, 2025, weighted average shares used for calculating earnings per share excludes the impact of forward contracts related to the share repurchase agreement entered into on August 11, 2025, as the inclusion of these instruments would be antidilutive to the earnings per share calculation.
(2) Basic and diluted earnings per share are calculated using unrounded, actual amounts. Therefore, the components of earnings per share may not sum to its corresponding total. Diluted earnings per share is computed assuming the issuance of restricted stock units, stock options and performance share units using the treasury stock method.

14.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated other comprehensive income (loss) ("AOCI") as of the dates indicated:

	September 30, 2026	September 30, 2025
Fixed maturities, net of impairment	$(3,190)	$(1,644)
Derivatives(1)	3	7
Change in current discount rate	(629)	(770)
Deferred income tax asset(2)	923	628
Total	(2,893)	(1,779)
Pension and other postretirement benefits liability, net of tax	1	1
AOCI	$(2,892)	$(1,778)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2026, the portion of the AOCI that is expected to be reclassified into earnings within the next 12 months is $0.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

	Three Months Ended September 30, 2026
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,306)	$274	$(1,032)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	51	(10)	41
Change in unrealized gains (losses) on available-for-sale securities	(1,255)	264	(991)
Derivatives:
Derivatives	(2)	—	(2)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	3	(1)	2
Change in unrealized gains (losses) on derivatives	1	(1)	—
Change in current discount rate	64	(13)	51
Change in AOCI	$(1,190)	$250	$(940)

	Nine Months Ended September 30, 2026
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,592)	$334	$(1,258)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	78	(16)	62
Change in unrealized gains (losses) on available-for-sale securities	(1,514)	318	(1,196)
Derivatives:
Derivatives	3	(1)	2
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(2)	—	(2)
Change in unrealized gains (losses) on derivatives	1	(1)	—
Change in current discount rate	116	(24)	92
Change in AOCI	$(1,397)	$293	$(1,104)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2025
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$372	$(79)	$293
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	—	—	—
Change in unrealized gains (losses) on available-for-sale securities	372	(79)	293
Derivatives:
Derivatives	7	(1)	6
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(2)	1	(1)
Change in unrealized gains (losses) on derivatives	5	—	5
Change in current discount rate	(11)	2	(9)
Change in AOCI	$366	$(77)	$289

	Nine Months Ended September 30, 2025
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$881	$(186)	$695
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	26	(5)	21
Change in unrealized gains (losses) on available-for-sale securities	907	(191)	716
Derivatives:
Derivatives	(50)	11	(39)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(8)	2	(6)
Change in unrealized gains (losses) on derivatives	(58)	13	(45)
Change in current discount rate	17	(4)	13
Change in AOCI	$866	$(182)	$684

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

15.    Revenue from Contracts with Customers

Financial services and software subscriptions and services revenue is disaggregated by type of service in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Retirement
Advisory and recordkeeping and administration	$173	$189	$498	$542
Distribution and shareholder servicing	30	35	84	97
Investment Management
Advisory, asset management and recordkeeping and administration	252	255	745	730
Distribution and shareholder servicing	22	34	74	102
Employee Benefits
Recordkeeping and administration	11	12	34	32
Software subscriptions and services	52	47	156	148
Total financial services and software subscriptions and services revenue	540	572	1,591	1,651
Revenue from other sources(1)	214	144	608	416
Total Fee income and Other revenue	$754	$716	$2,199	$2,067
(1) Primarily consists of revenue from insurance contracts, financial instruments and intersegment eliminations. Intersegment eliminations were $36 and $106 for the three and nine months ended September 30, 2026, respectively, and $38 and $104 for the three and nine months ended September 30, 2025, respectively.

Net receivables of $330 and $378 are included in Other assets on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.

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

The Company's effective tax rate for the three months ended September 30, 2026 was 11.8%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD"), noncontrolling interest and tax credits.

The Company's effective tax rate for the nine months ended September 30, 2026 was 15.4%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD and tax credits.

The Company's effective tax rates for the three and nine months ended September 30, 2025 were 11.4% and 12.6%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the DRD, noncontrolling interest and tax credits.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of September 30, 2026, the Company had net unrealized capital losses on investments of $3.2 billion in AOCI. The Company expects this DTA to be utilized by its hold-to-maturity tax planning strategy. Additionally, income

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

before income taxes available to the Company remained positive for the period. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

17.    Financing Agreements

Short-term and Long-term Debt

The following table summarizes the carrying value of the Company’s debt issued or borrowed and outstanding as of the periods indicated:

	Issuer	Maturity	Principal	Carrying Value
			September 30, 2026	September 30, 2026	December 31, 2025
3.65% Senior Notes(2)(3)	Voya Financial, Inc.	06/15/2026	$—	$—	$447
5.0% Senior Notes(2)(3)	Voya Financial, Inc.	09/20/2034	400	396	396
6.012% Senior Notes(2)(3)	Voya Financial, Inc.	05/15/2035	175	172	—
5.05% Senior Notes(2)(3)	Voya Financial, Inc.	03/02/2036	400	396	—
5.7% Senior Notes(2)(3)	Voya Financial, Inc.	07/15/2043	400	396	396
4.8% Senior Notes(2)(3)	Voya Financial, Inc.	06/15/2046	300	298	297
4.7% Fixed-to-Floating Rate Junior Subordinated Notes(2)(3)	Voya Financial, Inc.	01/23/2048	340	337	336
7.625% Voya Holdings Inc. debentures(1)	Voya Holdings Inc.	08/15/2026	—	—	139
6.97% Voya Holdings Inc. debentures(1)	Voya Holdings Inc.	08/15/2036	78	78	79
8.424% Equitable of Iowa Companies Capital Trust II Notes	Equitable of Iowa Capital Trust II	04/01/2027	13	13	13
1.00% Windsor Property Loan	Voya Retirement Insurance and Annuity Company	06/14/2027	—	—	1
Subtotal				2,086	2,104
Less: Current portion of long-term debt				13	586
Total long-term debt				$2,073	$1,518
(1) Guaranteed by ING Group.
(2) Interest is paid semi-annually in arrears.
(3) Guaranteed by Voya Holdings.

As of September 30, 2026, the Company was in compliance with its debt covenants.

Senior Notes

On March 2, 2026, Voya Financial, Inc. issued $400 of unsecured 5.05% Senior Notes, due 2036 (the "2036 Notes"). The 2036 Notes are fully, irrevocably, and unconditionally guaranteed by Voya Holdings Inc. Interest is paid semi-annually in arrears on March 2 and September 2 of each year, commencing on September 2, 2026. The offering resulted in aggregate net proceeds to the Company of $395, after deducting commissions and expenses.

Voya Financial, Inc. completed two issuances of its unsecured 6.012% Senior Notes, due 2035 (the "2035 Notes"). On June 3, 2026, the Company issued $50 of the 2035 Notes to the Delaware trust described in the Pre-capitalized Trust Securities section below (the "initial issuance"). On July 28, 2026, the Company issued an additional $125 of the 2035 Notes ("the subsequent issuance"). The 2035 Notes are fully, irrevocably, and unconditionally guaranteed by Voya Holdings Inc. Interest is paid semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2026. The Company received net proceeds of $50 from the initial issuance and $125 from the subsequent issuance.

The Company used the net proceeds from the 2036 Notes and the initial issuance of the 2035 Notes to repay the $447 outstanding principal amount of its 3.65% Senior Notes which matured on June 15, 2026. The Company used the net proceeds from the subsequent issuance of the 2035 Notes to repay the $139 outstanding principal amount of its 7.625% Voya Holdings Inc. debentures which matured on August 15, 2026.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Aetna Notes

As of September 30, 2026, the outstanding principal amount of the 6.97% Voya Holdings Inc. debentures due 2036 was $78, which is guaranteed by ING Group. As of September 30, 2026, the Company provided collateral of $78 benefiting ING Group. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Credit Facilities

The Company uses credit facilities as part of its capital management practices. Total fees associated with credit facilities for the nine months ended September 30, 2026 and 2025 were immaterial.

As of September 30, 2026, the Company had a $500 senior unsecured credit facility with a syndicate of banks which expires May 1, 2028. The facility provides $500 of committed capacity for revolving loan borrowings and letters of credit issuances, including a sublimit for swingline (short-term) loans in an aggregate amount of up to $25. As of September 30, 2026, there were no amounts outstanding as revolving credit borrowings, no amounts of LOCs outstanding and no amounts of swingline loans outstanding under the senior unsecured credit facility. Under the terms of the facility, the Company is required to maintain a minimum net worth of $4.998 billion, which may increase upon any future equity issuances by the Company.

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

As of September 30, 2026, the remaining capacity under the facility was $425.

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

As of September 30, 2026, the Company had off-balance sheet commitments to acquire mortgage loans of $103, and purchase limited partnerships and private placement investments of $2,481, of which $334 related to consolidated investment entities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The fair value of restricted assets were as follows as of the dates indicated:

	September 30, 2026	December 31, 2025
Fixed maturity collateral pledged to FHLB(1)	$2,585	$2,467
FHLB restricted stock(2)	92	83
Fixed maturities-state and other deposits	34	34
Cash and cash equivalents	23	25
Securities pledged(3)	1,310	1,261
Total restricted assets	$4,044	$3,870
(1) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $802 and $731 as of September 30, 2026 and December 31, 2025, respectively. In addition, as of September 30, 2026 and December 31, 2025, the Company delivered securities as collateral of $260 and $204, respectively, and repurchase agreements of $248 and $326, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Boston, and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2026 and December 31, 2025, the Company had liabilities associated with funding agreements outstanding including accrued interest of $1,900 and $1,700, respectively, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. Assets pledged to the FHLB are reflected in the table above.

Funding Agreement-Backed Notes Program

The Company participates in a Funding Agreement-Backed Notes ("FABN") program, pursuant to which the Company may issue funding agreements to a Delaware special purpose statutory trust (the "Trust") in exchange for proceeds from the Trust’s medium-term note issuances. As of September 30, 2026 and December 31, 2025, the Company had liabilities associated with the funding agreements outstanding including accrued interest of $809 and $402, respectively, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2026, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $25. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

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

As of September 30, 2026, approximately $98 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $292 and $376 as of September 30, 2026 and December 31, 2025, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often invests in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse periods. The Company’s investments in these CLOs are repaid when the CLOs’ warehouse periods are closed and the CLO offerings are issued. The Company performs ongoing monitoring of the consolidation assessment for CLOs during and after their warehouse periods to determine if the Company remains the primary beneficiary of the CLOs. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 3 and 6 CLOs as of September 30, 2026 and December 31, 2025, respectively.

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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 10 and 11 partnerships as of September 30, 2026 and December 31, 2025, respectively.

The noncontrolling interest related to these partnerships decreased to $1,827 at September 30, 2026 from $1,864 at December 31, 2025. Changes in market value, consolidations, deconsolidations, contributions, and distributions related to these investments in the funds directly impact the noncontrolling interest component of Shareholders' equity on the Company's Condensed Consolidated Balance Sheets. The change in noncontrolling interest was primarily attributable to increased distributions and unfavorable market value changes in limited partnership investments, partially offset by the impact of a deconsolidation event during the period. The Company records the noncontrolling interest using a lag methodology relying on the most recent financial information available.

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

CLO notes: The CLO notes are backed by diversified loan portfolios consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on SOFR or EURIBOR plus a pre-defined spread, which varies from 0.8% for the more senior tranches to 8.8% for the more subordinated tranches. CLO notes mature in 2034 and 2036, and have a weighted average maturity of 9 years as of September 30, 2026. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt. As of September 30, 2026 and December 31, 2025, the unpaid principal balance exceeded the fair value of the CLO notes by approximately $46.

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

As of September 30, 2026 and December 31, 2025, certain private equity funds maintained revolving lines of credit of $1,103 and $1,308, respectively. The revolving lines of credit are eligible for renewal every three years; all loans bear interest at EURIBOR or SOFR plus 185 - 215 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of September 30, 2026 and December 31, 2025, outstanding borrowings amount to $927 and $1,029, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - Other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table shows the fair value hierarchy for assets and liabilities measured on a recurring basis within the Company's consolidated investment entities as of September 30, 2026:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$83	$—	$—	$—	$83
Corporate loans	—	983	—	—	983
Limited partnerships/corporations	—	—	—	2,870	2,870
Other investments(1)	—	—	64	—	64
VOEs
Cash and cash equivalents	3	—	—	—	3
Other investments(1)	—	—	—	21	21
Total assets	$86	$983	$64	$2,891	$4,024
Liabilities
VIEs
CLO notes	$—	$925	$—	$—	$925
Total liabilities	$—	$925	$—	$—	$925
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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and nine months ended September 30, 2026 and 2025, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

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

The Company had one and four deconsolidations during the three and nine months ended September 30, 2026, respectively. The Company had no deconsolidations during the three months ended September 30, 2025, and two deconsolidations during the nine months ended September 30, 2025. Because the Company was no longer deemed to be the primary beneficiary of the VIEs, it no longer had a controlling financial interest in the entities. For deconsolidated investment entities, the Company continues to serve as the general partner and/or investment manager until such entities are fully liquidated.

Nonconsolidated VIEs

The Company also holds variable interests in certain CLOs and LPs that are not consolidated as it has been determined that the Company is not the primary beneficiary.

CLOs

As of September 30, 2026 and December 31, 2025, the Company held $372 and $438 ownership interests, respectively, in unconsolidated CLOs, which also represents the Company's maximum exposure to loss.

LPs

As of September 30, 2026 and December 31, 2025, the Company held $1,905 and $1,891 ownership interests, respectively, in unconsolidated limited partnerships, which also represents the Company's maximum exposure to loss.

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

The following discussion and analysis presents a review of our condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 and financial condition as of September 30, 2026 and December 31, 2025. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section contained in our Annual Report on Form 10-K.

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

Retirement
Our Retirement segment provides retirement plan solutions and administration technology and services to employers. These products and services include full-service and recordkeeping-only defined contribution plan administration, stable value and fixed general account investment products, and non-qualified plan administration. It also includes tools, guidance, and services to promote the financial well-being and retirement security of employees. Additionally, we provide individual retirement accounts and financial guidance and advisory services that enable us to deepen relationships with our retirement plan participants.

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

Business Update

On January 2, 2025, we completed the acquisition of the full-service retirement plan business of OneAmerica Financial through the purchase of legal entities and an indemnity reinsurance agreement. The acquisition adds scale and a broader set of capabilities to our full-service business in Retirement, including incremental assets in emerging and mid-market segments, employee stock ownership plan capabilities and new distribution partnerships. The purchase consideration included $50 million in cash paid at closing and contingent consideration based on plan persistency and transition incentives. During 2026, the Company paid $149 million of contingent consideration, including the settlement for transition services arrangements.

Operating Measures

In this MD&A, we discuss Adjusted operating earnings before income taxes and Adjusted operating revenues, each of which is a measure used by management to evaluate segment performance. For additional information on each measure, see Note 9, Segments to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Assets Under Management ("AUM") and Assets Under Advisement ("AUA")

The following table presents AUM and AUA as of the dates indicated:

	As of September 30,
($ in millions)	2026	2025
AUM and AUA:
Retirement	$877,982	$784,821
Investment Management	424,969	419,827
Employee Benefits	1,846	1,925
Eliminations/Other(1)	(119,859)	(117,949)
Total AUM and AUA(2)	$1,184,938	$1,088,624

AUM	605,951	600,439
AUA	578,988	488,185
Total AUM and AUA(2)	$1,184,938	$1,088,624
(1) Includes eliminations for AUM and AUA in our Retirement and Employee Benefits segments that are managed by our Investment Management segment and also reported in their AUM and AUA.
(2) Includes AUM and AUA related to the divested businesses managed by our Investment Management segment.

Results of Operations - Consolidated

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2026	2025	Change	2026	2025	Change
Revenues:
Net investment income	$581	$583	$(2)	$1,687	$1,727	$(40)
Fee income	640	616	24	1,864	1,763	101
Premiums	705	719	(14)	2,165	2,174	(9)
Net gains (losses)	(108)	(21)	(87)	(193)	(96)	(97)
Other revenue	114	100	14	335	304	31
Income (loss) related to CIEs	93	131	(38)	94	206	(112)
Total revenues	2,025	2,128	(103)	5,952	6,078	(126)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	782	850	(68)	2,426	2,486	(60)
Operating expenses	831	829	2	2,577	2,510	67
Net amortization of DAC and VOBA	61	65	(4)	188	185	3
Interest expense	30	29	1	92	89	3
Operating expenses related to CIEs	34	48	(14)	118	140	(22)
Total benefits and expenses	1,738	1,821	(83)	5,401	5,410	(9)
Income (loss) before income taxes	287	307	(20)	551	668	(117)
Income tax expense (benefit)	34	35	(1)	85	84	1
Net income (loss)	253	272	(19)	466	584	(118)
Less: Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	44	80	(36)	(19)	70	(89)
Less: Preferred stock dividends	16	16	—	37	37	—
Net income (loss) available to our common shareholders	$193	$176	$17	$448	$477	$(29)

Consolidated - Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Total revenues

Total revenues decreased $103 million from $2,128 million to $2,025 million. The following items contributed to the overall decrease.

Fee income increased $24 million from $616 million to $640 million primarily due to:

•higher average equity markets; and
•strong commercial momentum in Retirement and Investment Management.

Premiums decreased $14 million from $719 million to $705 million primarily due to:

•actions to improve the Stop Loss business.

Net gains (losses) worsened $87 million from a loss of $21 million to a loss of $108 million primarily due to:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting and on funds withheld under reinsurance agreements primarily due to interest rate movements; and
•higher impairments and portfolio repositioning within available-for-sale fixed maturity securities.

This was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements.

Other revenue increased $14 million from $100 million to $114 million primarily due to:

•an increase in other interest income due to actions to increase yield on cash balances;
•favorable market value adjustments in Retirement; and
•business growth in Employee Benefits.

Income (loss) related to CIEs decreased $38 million from $131 million to $93 million primarily due to:

•overall market impacts to limited partnership valuations.

Total benefits and expenses

Total benefits and expenses decreased $83 million from $1,821 million to $1,738 million. The following items contributed to the overall decrease.

Interest credited and other benefits to contract owners/policyholders decreased $68 million from $850 million to $782 million primarily due to:

•favorable changes in the fair value of embedded derivatives associated with businesses exited primarily due to changes in interest rates, which are mostly offset by a corresponding amount in Net gains (losses);
•a net favorable impact from the annual assumption update in Employee Benefits and businesses exited in the current period compared to a net unfavorable impact in the prior period; and
•favorable Group Life claims experience.

The decrease was partially offset by:

•increased reserves on Voluntary products.

Operating expenses related to CIEs decreased $14 million from $48 million to $34 million primarily due to:

•deconsolidations in the current year.

Consolidated - Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Total Revenues

Total revenues decreased $126 million from $6,078 million to $5,952 million. The following items contributed to the overall decrease.

Net investment income decreased $40 million from $1,727 million to $1,687 million primarily due to:

•overall market impacts to limited partnership valuations.

The decrease was partially offset by:

•higher investment income on fixed maturity securities primarily due to actions to improve the portfolio yield and higher prepayments.

Fee income increased $101 million from $1,763 million to $1,864 million primarily due to:

•higher average equity markets; and
•strong commercial momentum in Retirement and Investment Management.

Net gains (losses) worsened $97 million from a loss of $96 million to a loss of $193 million primarily due to:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting and on funds withheld under reinsurance agreements primarily due to interest rate movements; and
•higher impairments and portfolio repositioning within available-for-sale fixed maturity securities.

This was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements; and
•a gain on the sale of an office building.

Other revenue increased $31 million from $304 million to $335 million primarily due to:

•an increase in other interest income due to actions to increase yield on cash balances;
•favorable market value adjustments in Retirement; and
•business growth in Employee Benefits.

Income (loss) related to CIEs decreased $112 million from $206 million to $94 million primarily due to:

•overall market impacts to limited partnership valuations.

Total Benefits and Expenses

Total benefits and expenses decreased $9 million from $5,410 million to $5,401 million. The following items contributed to the overall decrease.

Interest credited and other benefits to contract owners/policyholders decreased $60 million from $2,486 million to $2,426 million primarily due to:

•favorable changes in the fair value of embedded derivatives associated with businesses exited primarily due to changes in interest rates, which are mostly offset by a corresponding amount in Net gains (losses);
•a net favorable impact from the annual assumption update in Employee Benefits and businesses exited in the current period compared to a net unfavorable impact in the prior period; and
•favorable Group Life claims experience.

The decrease was partially offset by:

•less favorable Stop Loss developments in the current period compared to the prior period; and
•increased reserves on Voluntary products.

Operating expenses increased $67 million from $2,510 million to $2,577 million primarily due to:

•business growth;
•investments in Retirement; and
•higher severance expenses in the current period driven by actions to improve operating efficiency.

The increase was partially offset by:

•disciplined management of spend;
•lower acquisition and integration costs; and
•lower incentive compensation accruals compared to the prior period in Corporate.

Adjustments from Income (loss) before income taxes to Adjusted operating earnings before income taxes

The summary below reconciles Income (loss) before income taxes to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2026	2025	Change	2026	2025	Change
Income (loss) before income taxes	$287	$307	$(20)	$551	$668	$(117)

Less adjustments:
Net investment gains (losses)	(29)	(16)	(13)	(87)	(46)	(41)
Income (loss) related to businesses exited or to be exited through reinsurance or divestment	(17)	(52)	35	(72)	(122)	50
Income (loss) attributable to noncontrolling interests	44	80	(36)	(19)	70	(89)
Dividend payments made to preferred shareholders	16	16	—	37	37	—
Other adjustments(1)	(15)	(11)	(4)	(19)	(82)	63
Total adjustments to income (loss) before income taxes	(1)	17	(18)	(160)	(143)	(17)

Total adjusted operating earnings before income taxes	$288	$290	$(2)	$711	$811	$(100)

Adjusted operating earnings before income taxes by segment:
Retirement	$266	$261	$5	$665	$703	$(38)
Investment Management	77	80	(3)	210	199	11
Employee Benefits	51	47	4	136	162	(26)
Corporate(2)(3)	(91)	(81)	(10)	(258)	(212)	(46)
Total including noncontrolling interest	303	307	(4)	753	852	(99)
Less: Earning (loss) attributable to the noncontrolling interest	15	17	(2)	42	41	1
Total	$288	$290	$(2)	$711	$811	$(100)
(1) Primarily consists of acquisition and integration costs associated with recent transactions and amortization of acquisition-related intangible assets. For the nine months ended September 30, 2026, also includes a $21 million, pre-tax, gain on the sale of an office building. For the nine months ended September 30, 2025, also includes $31 million, pre-tax of severance expenses.
(2) For the three and nine months ended September 30, 2026, includes approximately $25 million, pre-tax, and $70 million, pre-tax, respectively, of severance expenses.
(3) Corporate is not a reportable segment.

Consolidated - Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Adjustments to Income (loss) before income taxes

Net investment gains (losses) worsened $13 million from a loss of $16 million to a loss of $29 million primarily due to:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting and on funds withheld under reinsurance agreements primarily due to interest rate movements; and
•higher impairments and portfolio repositioning within available-for-sale fixed maturity securities.

This was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment improved $35 million from a loss of $52 million to a loss of $17 million primarily due to:

•a favorable impact from the annual assumption update in the current period compared to an unfavorable impact in the prior period;
•lower amortization of intangibles reflecting business run-off; and
•net favorable market value changes on embedded derivatives primarily due to interest rate movements.

Consolidated - Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Adjustments to Income (loss) before income taxes

Net investment gains (losses) worsened $41 million from a loss of $46 million to a loss of $87 million primarily due to:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting and on funds withheld under reinsurance agreements primarily due to interest rate movements; and
•higher impairments and portfolio repositioning within available-for-sale fixed maturity securities.

This was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements.

Income (loss) related to businesses exited or to be exited through reinsurance or divestment improved $50 million from a loss of $122 million to a loss of $72 million primarily due to:

•a favorable impact from the annual assumption update in the current period compared to an unfavorable impact in the prior period;
•lower amortization of intangibles reflecting business run-off; and
•net favorable market value changes on embedded derivatives primarily due to interest rate movements.

Other adjustments to operating earnings improved $63 million from a loss of $82 million to a loss of $19 million primarily due to:

•lower acquisition costs, including lower integration and severance costs; and
•a gain on the sale of an office building.

Results of Operations - Segment by Segment

Adjusted operating earnings before income taxes is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings before income taxes should not be viewed as a substitute for GAAP pre-tax income. We believe the presentation of segment Adjusted operating earnings before income taxes as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. Refer to Note 9, Segments to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the presentation of segment results, our definition of Adjusted operating earnings before income taxes and Adjusted operating revenues, which are both non-GAAP financial measures, and a reconciliation to the most directly comparable GAAP measure.

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

The summary below reconciles Total benefits and expenses to Adjusted operating benefits and expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Total benefits and expenses	$1,738	$1,821	$5,401	$5,410
Less adjustments:
Changes in market risk benefits	1	7	4	(6)
Benefits and expenses related to businesses exited or to be exited through reinsurance or divestment	23	81	119	208
Expenses attributable to noncontrolling interests	37	51	136	148
Dividend payments made to preferred shareholders	(16)	(16)	(37)	(37)
Other adjustments	56	63	177	219
Total adjusted operating benefits and expenses	$1,637	$1,635	$5,002	$4,880
Adjusted operating benefits and expenses by segment:
Retirement	$601	$592	$1,822	$1,772
Investment Management	183	177	556	541
Employee Benefits	757	783	2,348	2,340
Corporate	96	84	276	226
Total adjusted operating benefits and expenses	$1,637	$1,635	$5,002	$4,880
Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Adjusted operating revenues:
Net investment income and net gains (losses)	$474	$482	$1,352	$1,422
Fee income	370	349	1,060	986
Other revenue	23	22	75	67
Total adjusted operating revenues	867	853	2,487	2,475
Adjusted operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	229	235	682	698
Operating expenses	345	329	1,057	991
Net amortization of DAC/VOBA	27	28	83	83
Total adjusted operating benefits and expenses	601	592	1,822	1,772
Adjusted operating earnings before income taxes	$266	$261	$665	$703

The following table presents Net revenue and Adjusted operating margin for our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Adjusted operating earnings before income taxes	$266	$261	$665	$703

Total adjusted operating revenues	867	853	2,487	2,475
Less: Interest credited and other benefits to contract owners/policyholders	229	235	682	698
Net revenue	$638	$618	$1,806	$1,777

Adjusted operating margin(1)	41.7%	42.3%	36.9%	39.6%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents Total Client Assets by product group, which comprise total AUM and AUA, for our Retirement segment as of the dates indicated:

	As of September 30,
($ in millions)	2026	2025
Full Service	$293,662	$281,654
Recordkeeping	511,214	434,835
Total Defined Contribution	804,876	716,489
Investment-only Stable Value	38,010	36,245
Wealth Management(1)	33,637	30,367
Other Assets(2)	6,512	5,648
Eliminations(3)	(5,053)	(3,930)
Total Client Assets by product group	$877,982	$784,821
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

The following table presents Total Client Assets by source of earnings, which comprise total AUM and AUA, for our Retirement segment as of the dates indicated:

	As of September 30,
($ in millions)	2026	2025
Fee-based	$779,587	$689,147
Spread-based(1)	31,801	32,994
Investment-only Stable Value	38,010	36,245
Wealth Management(2)	33,637	30,363
Eliminations	(5,053)	(3,930)
Total Client Assets by source of earnings	$877,982	$784,821
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

The following table presents Full Service, Recordkeeping, and Stable Value net flows for our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Deposits	$8,137	$7,182	$24,581	$23,228
Surrenders, benefits and product charges	(10,626)	(10,104)	(34,332)	(28,100)
Total Full Service Net flows	(2,489)	(2,922)	(9,751)	(4,871)
Recordkeeping Net Flows	16,262	(8,110)	22,404	34,854
Total Defined Contribution Net Flows(1)	$13,772	$(11,032)	$12,654	$29,984
Investment-only Stable Value Net Flows	$1,271	$(1,254)	$1,284	$157
(1) Total of Full Service and Recordkeeping.

Retirement - Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Adjusted operating earnings before income taxes increased $5 million from $261 million to $266 million primarily due to:

•higher fee income driven by higher average equity markets and business growth;
•active investment portfolio management; and
•disciplined management of spend.

The increase was partially offset by:

•higher expenses driven by investments and business growth; and
•lower spread-based assets.

Retirement - Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Adjusted operating earnings before income taxes decreased $38 million from $703 million to $665 million primarily due to:

•lower alternative investment income and spread-based assets; and
•higher expenses driven by business growth and investments.

The decrease was partially offset by:

•higher fee income driven by higher average equity markets and business growth;
•active investment portfolio management; and
•disciplined management of spend.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Adjusted operating revenues:
Net investment income and net gains (losses)	$5	$12	$14	$24
Fee income	247	245	742	718
Other revenue	8	—	10	(2)
Total adjusted operating revenues	260	257	766	740
Adjusted operating benefits and expenses:
Operating expenses	183	177	556	541
Total adjusted operating benefits and expenses	183	177	556	541
Adjusted operating earnings before income taxes including noncontrolling interest	77	80	210	199
Less: Earnings (loss) attributable to the noncontrolling interest(1)	18	18	49	44
Adjusted operating earnings before income taxes	$58	$62	$161	$155
(1) Reflects Allianz's 24% ownership stake in the results of VIM Holdings LLC.

The following table presents Net revenue and Adjusted operating margin for our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Adjusted operating earnings before income taxes including noncontrolling interest	$77	$80	$210	$199

Total adjusted operating revenues	260	257	766	740
Net revenue	$260	$257	$766	$740

Adjusted operating margin(1)	29.5%	31.2%	27.4%	26.9%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

Our Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Investment Management intersegment revenues	$22	$21	$65	$64

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of September 30,
($ in millions)	2026	2025
External clients:
Institutional(1)	$175,569	$173,442
Retail(1)	151,684	156,355
Total external clients	327,253	329,797
General account	35,525	36,503
Total AUM	362,778	366,300
AUA(2)	62,192	53,527
Total AUM and AUA	$424,969	$419,827
(1) Includes assets associated with divested businesses.
(2) Includes assets sourced by other segments and also reported as AUA or AUM by such other segments. Assets Under Advisement, presented in AUA, includes advisory assets, mutual fund, general account and stable value assets.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
AUM Net Flows:
Institutional	$870	$3,560	$2,884	$9,699
Retail(1)	531	317	(233)	3,687
Net Flows excluding Net Flows from Divested Businesses	1,401	3,877	2,651	13,386
Divested businesses	(20)	(6,397)	(315)	(7,030)
Total AUM Net Flows	$1,381	$(2,520)	$2,336	$6,357

AUA Net Flows:
Assets Under Advisory Net Flows (AUA)	$1,490	$(1,278)	$2,808	$1,619
AUA Net Flows from Divested Businesses	(9)	(523)	(98)	(601)
Total AUA Net Flows	$1,481	$(1,802)	$2,710	$1,018
(1) Includes reinvested dividends.

Investment Management - Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Adjusted operating earnings before income taxes including noncontrolling interest decreased $3 million from $80 million to $77 million primarily due to:

•lower investment capital results; and
•higher operating expenses driven by business growth.

The decrease was partially offset by:

•higher fee-based revenues benefiting from positive net flows and capital markets; and
•disciplined management of spend.

Investment Management - Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Adjusted operating earnings before income taxes including noncontrolling interest increased $11 million from $199 million to $210 million primarily due to:

•higher fee-based revenues benefiting from positive net flows and capital markets; and

•disciplined management of spend.

The increase was partially offset by:

•higher operating expenses driven by business growth; and
•lower investment capital results.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Adjusted operating revenues:
Net investment income and net gains (losses)	$40	$45	$116	$125
Fee income	20	22	61	61
Premiums	697	716	2,154	2,170
Other revenue	51	46	153	146
Total adjusted operating revenues	808	829	2,484	2,502
Adjusted operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	530	546	1,626	1,627
Operating expenses	216	225	685	686
Net amortization of DAC/VOBA	11	12	37	28
Total adjusted operating benefits and expenses	757	783	2,348	2,340
Adjusted operating earnings before income taxes	$51	$47	$136	$162

The following table presents Net revenue and Adjusted operating margin for our Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Adjusted operating earnings before income taxes	$51	$47	$136	$162

Total adjusted operating revenues	808	829	2,484	2,502
Less: Interest credited and other benefits to contract owners/policyholders	530	546	1,626	1,627
Net revenue	$278	$284	$858	$876

Adjusted operating margin(1)	18.3%	16.5%	15.9%	18.5%
(1) Adjusted operating earnings before income taxes divided by Net revenue.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Sales by Product Line:
Group life and Disability	$10	$29	$93	$125
Stop loss	20	59	299	338
Total group products	30	88	392	463
Voluntary and Other(1)	13	17	163	153
Total sales by product line	$43	$105	$555	$616

Total gross premiums and deposits	$806	$837	$2,467	$2,526

Group life and Disability	$905	$989	$905	$989
Stop loss	1,476	1,572	1,476	1,572
Voluntary and Other(1)	1,128	1,100	1,128	1,100
Total annualized in-force premiums and fees	$3,509	$3,662	$3,509	$3,662

Loss Ratios:(2)
Group life (interest adjusted)	53.6%	74.2%	65.5%	79.6%
Stop loss	84.6%	83.6%	83.2%	79.6%
Total Aggregate Loss Ratio	73.0%	73.4%	72.4%	72.0%
Total Aggregate Loss Ratio Trailing Twelve Months	74.2%	78.0%	74.2%	78.0%
(1) Includes benefit administration annual recurring revenue and Health Account Solutions products.
(2) Reported Loss ratios are net of reinsurance recoveries.

Employee Benefits - Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Adjusted operating earnings before income taxes increased $4 million from $47 million to $51 million primarily due to:

•favorable Group Life claims experience;
•disciplined management of spend; and
•a net favorable impact from the annual assumption update to Group Life which was partially offset by an unfavorable impact to Voluntary in the current period compared to the prior period.

The increase was partially offset by:

•a smaller block of Stop Loss business;
•increased reserves on Voluntary products; and
•lower alternative investment income.

Employee Benefits - Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Adjusted operating earnings before income taxes decreased $26 million from $162 million to $136 million primarily due to:

•less favorable Stop Loss developments in the current period compared to the prior period and a smaller block of business;
•increased reserves on Voluntary products; and
•lower alternative investment income.

The decrease was partially offset by:

•favorable Group Life claims experience;
•disciplined management of spend; and
•a net favorable impact from the annual assumption update to Group Life which was partially offset by an unfavorable impact to Voluntary in the current period compared to the prior period.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Adjusted operating revenues:
Net investment income and net gains (losses)	$5	$3	$18	$14
Total adjusted operating revenues	5	3	18	14
Adjusted operating benefits and expenses:
Operating expenses(1)	48	37	143	99
Interest expense(2)	47	47	133	127
Total adjusted operating benefits and expenses	96	84	276	226
Adjusted operating earnings before income taxes including noncontrolling interest	(91)	(81)	(258)	(212)
Less: Earnings (loss) attributable to the noncontrolling interest(3)	(3)	(1)	(7)	(3)
Adjusted operating earnings before income taxes	$(87)	$(80)	$(251)	$(208)
(1) Includes expenses from corporate activities and expenses not allocated to our segments.
(2) Includes dividend payments made to preferred shareholders.
(3) Reflects Allianz's 24% ownership stake in the results of VIM Holdings LLC.
Corporate - Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Adjusted operating earnings before income taxes including noncontrolling interest worsened $10 million from a loss of $81 million to a loss of $91 million primarily due to:

•severance costs in the current period driven by actions to improve operating efficiency.

This was partially offset by:

•lower incentive compensation accruals compared to the prior period.

Corporate - Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Adjusted operating earnings before income taxes including Allianz noncontrolling interest worsened $46 million from a loss of $212 million to a loss of $258 million primarily due to:

•severance costs in the current period driven by actions to improve operating efficiency.

This was partially offset by:

•lower incentive compensation accruals compared to the prior period.

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

The following table presents the alternative investment income and the average assets of alternative investments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Retirement:
Alternative investment income	$40	$42	$57	$106
Average alternative investment	1,572	1,657	1,623	1,613
Investment Management:
Alternative investment income	4	11	11	20
Average alternative investment	300	331	299	334
Employee Benefits:
Alternative investment income	3	7	5	16
Average alternative investment	235	284	222	263

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

These sources of funds include the $500 million revolving credit sublimit of our senior unsecured credit facility, the $425 million undrawn capacity of our pre-capitalized trust securities ("P-Caps") and reciprocal borrowing facilities maintained with Voya Financial, Inc.'s subsidiaries as well as alternate sources of liquidity described below.

We estimate that our excess capital (which we define as the amount of total adjusted capital in our insurance subsidiaries above our 375% RBC target, plus the amount of holding company liquidity above our $200 million target) as of September 30, 2026, was approximately $250 million. As of September 30, 2026, our estimated combined RBC ratio was 396%. Excess capital and the estimated RBC ratio are both adjusted for certain intercompany loans and transactions.
Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Nine Months Ended September 30,
($ in millions)	2026	2025
Beginning cash and cash equivalents balance	$155	$217
Sources:
Dividends and returns of capital from subsidiaries	640	422
Loans from subsidiaries, net of repayments	108	389
Debt issuance(1)	571	—
Amounts received from subsidiaries under tax sharing agreements, net	86	57
Settlement of amounts due from subsidiaries and affiliates, net	65	53
Collateral received, net	14	1
Derivatives, net	7	9
Other, net	—	4
Total sources	1,491	935
Uses:
Payment of interest expense	108	104
Capital provided to subsidiaries	41	50
Payment for business acquisitions	149	50
Loans to subsidiaries, net of repayments	106	14
Payment of income taxes, net	4	—
Common stock acquired - share repurchase	400	100
Share-based compensation	32	40
Dividends paid on preferred stock	37	37
Dividends paid on common stock	129	130
Acquisition of short-term investments, net	21	67
Debt maturity(1)	447	400
Asset purchases and investment expense, net	16	17
Other, net	15	—
Total uses	1,505	1,009
Net increase (decrease) in cash and cash equivalents	(14)	(74)
Ending cash and cash equivalents balance	$141	$143

Liquid short-term investments(2)	99	87

Ending cash, cash equivalents and liquid short-term investments	$240	$230
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

See Note 19, Consolidated and Nonconsolidated Investment Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details regarding changes in noncontrolling interest during the year and their impact on capitalization.

Share Repurchase Program and Dividends to Common Shareholders

See Note 12, Shareholders' Equity to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information relating to authorizations by the Board of Directors to repurchase our shares and amounts of common stock repurchased pursuant to such authorizations during the nine months ended September 30, 2026. As of September 30, 2026, our remaining repurchase capacity under the Board's authorization was $163 million.

On October 29, 2026, the Company's Board of Directors authorized additional share repurchases of $500 million and extended the authorization's original expiration from December 31, 2026 to December 31, 2027. This share repurchase authorization does not obligate the Company to purchase any shares and may be terminated, increased or decreased by the Company's Board at any time.

The following table provides a summary of common dividends and repurchases of common shares for the periods indicated:

	Nine Months Ended September 30,
($ in millions)	2026	2025
Dividends paid on common shares	$129	$130
Repurchases of common shares (at cost)	400	80
Total	$529	$210

Debt

As of September 30, 2026, we had $13 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. The following table summarizes our borrowing activities for the nine months ended September 30, 2026:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes(1)	Ending Balance
Total long-term debt	$1,518	$575	$—	$(20)	$2,073
(1) Other changes primarily represent the reclassification of $13 million of debt maturing in 2027 from long-term to short-term debt and the impact of debt issuance costs.

See Note 17, Financing Agreements and Note 12, Shareholders' Equity to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on changes in debt and equity during the year and their impact on capitalization.

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

As of September 30, 2026, the remaining capacity under the facility was $425 million.

Credit Facilities

See Note 17, Financing Agreements to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on credit facilities.

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. provides guarantees to certain of our subsidiaries to support various business requirements:

•Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13 million principal amount of the 8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027, and provides a back-to-back guarantee to ING Group with respect to its guarantee of $78 million principal amount of Aetna Notes.
•Voya Financial, Inc. and Voya Holdings provide a guarantee of payment of obligations to certain subsidiaries under certain surplus notes held by those subsidiaries.

As of September 30, 2026, we had neither recognized any asset or liability nor been required to perform under any intercompany indemnifications or guarantee agreement.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow under the agreement vary and are between 3% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of September 30, 2026, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.4 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of September 30, 2026, Voya Financial, Inc. had $715 million in outstanding borrowings from subsidiaries and had loaned $411 million to its subsidiaries.

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

A downgrade in our credit ratings or the credit or financial strength ratings of our rated subsidiaries could have a material adverse effect on our results of operations and financial condition. See A downgrade or a potential downgrade in our financial strength or credit ratings may result in a loss of business and adversely affect our results of operations and financial condition in Risk Factors in Part I, Item 1A of our most current Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are mostly related to commitments to either purchase or sell securities, mortgage loans or money market instruments, at a specified future date and at a specified price or yield. In addition, off-balance sheet arrangements include obligations to return non-cash collateral under our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default. For information regarding off-balance sheet arrangements, see Note 2, Investments (excluding Consolidated Investment Entities) and Note 18, Commitments and Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Leverage Ratios

Our Leverage Ratios are a measure that we use to monitor the level of our debt relative to our total capitalization. The following table presents our leverage ratios for the periods indicated:

	September 30,	December 31,
($ in millions)	2026	2025
Financial Debt
Total financial debt	$2,086	$2,104
Other financial obligations(1)	341	329
Total financial obligations	2,427	2,433
Mezzanine equity
Redeemable noncontrolling interest	229	222
Equity
Preferred equity(2)	612	612
Common equity, excluding AOCI	6,090	6,129
Total equity, excluding AOCI	6,702	6,741
AOCI	(2,892)	(1,788)
Total Voya Financial, Inc. shareholders' equity	3,810	4,953
Noncontrolling interest	1,827	1,864
Total shareholders' equity	$5,637	$6,817
Capital
Capitalization(3)	$5,896	$7,057
Adjusted capitalization excluding AOCI(4)	$11,185	$11,260
Leverage Ratios
Debt-to-Capital Ratio(5)	35.4%	29.8%
Financial Leverage excluding AOCI(6)	27.2%	27.0%
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
(3) Includes Total Financial Debt and Total Voya Financial, Inc. Shareholders' Equity.
(4) Includes Total Financial Obligations, Mezzanine Equity and Total Shareholders' Equity excluding AOCI.
(5) Total Financial Debt divided by Capitalization.
(6) Total Financial Obligations and Preferred equity divided by Adjusted Capitalization excluding AOCI.

Our Financial Leverage Ratio, excluding AOCI, increased from 27.0% at December 31, 2025 to 27.2% at September 30, 2026. This increase was primarily driven by the decline in common equity, excluding AOCI, attributable to share repurchases and dividends, mostly offset by net income.

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

For further information, refer to the critical accounting estimates described in Note 1, Business, Basis of Presentation and Significant Accounting Policies in our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K.

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

During the third quarter of 2026 and 2025, we completed our annual assumption updates and determined the impacts were not material to our results of operations. The impact from assumption changes is generally reflected in Interest credited to contract owner account balances, Policyholder benefits or Net gains (losses) in the Condensed Consolidated Statements of Operations. Refer to Results of Operations - Consolidated in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. of this Quarterly Report on Form 10-Q for more information.

Sensitivity

We perform a sensitivity analysis to assess the impact that certain assumptions have on traditional long duration reserves. During the third quarter of 2026, we performed a sensitivity analysis on increases in each of the future mortality, morbidity, and persistency assumptions by 1% and determined that the related impact was immaterial to our results of operations. This analysis did not include the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred. Increases in assumed future mortality, morbidity, or persistency generally increase future policy benefits, thus decreasing income before income taxes.

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

See Note 16, Income Taxes to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Investments (excluding Consolidated Investment Entities)

Investments for our general account are primarily managed by our wholly owned asset manager, Voya Investment Management LLC, pursuant to investment advisory agreements with affiliates. In addition, our internal treasury group manages our holding company liquidity investments, primarily money market funds. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for information on our investment strategy.

See Note 2, Investments (excluding Consolidated Investment Entities) to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on investments. Additionally, see the Condensed Consolidated Balance Sheets to our Condensed Consolidated Financial Statements Part I, Item 1 of this Quarterly Report on Form 10-Q for a composition of our investment portfolio.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2026
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$868	$—	$—	$—	$—	$—	$868
U.S. Government agencies and authorities	29	—	—	—	—	—	29
State, municipalities and political subdivisions	386	25	3	—	—	—	414
U.S. corporate public securities	2,628	4,904	200	35	—	—	7,767
U.S. corporate private securities	2,206	2,887	277	49	10	2	5,431
Foreign corporate public securities and foreign governments(1)	813	1,622	127	1	5	—	2,568
Foreign corporate private securities(1)	563	1,846	65	47	5	—	2,526
Residential mortgage-backed securities	4,344	35	3	2	7	3	4,394
Commercial mortgage-backed securities	1,837	136	83	69	27	5	2,157
Other asset-backed securities	2,017	325	23	10	—	159	2,534
Total fixed maturities	$15,691	$11,780	$781	$213	$54	$169	$28,688
% of Fair Value	54.7%	41.1%	2.7%	0.7%	0.2%	0.6%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2025
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$614	$—	$—	$—	$—	$—	$614
U.S. Government agencies and authorities	31	—	—	—	—	—	31
State, municipalities and political subdivisions	476	32	2	—	—	—	510
U.S. corporate public securities	2,565	5,071	217	11	—	—	7,864
U.S. corporate private securities	2,443	2,817	306	46	10	—	5,622
Foreign corporate public securities and foreign governments(1)	841	1,727	189	21	—	—	2,778
Foreign corporate private securities(1)	509	2,185	101	9	5	—	2,809
Residential mortgage-backed securities	4,284	34	6	—	15	5	4,344
Commercial mortgage-backed securities	2,270	215	81	74	32	4	2,676
Other asset-backed securities	2,467	287	22	12	—	115	2,903
Total fixed maturities	$16,500	$12,368	$924	$173	$62	$124	$30,151
% of Fair Value	54.7%	41.0%	3.1%	0.6%	0.2%	0.4%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	September 30, 2026
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$868	$—	$—	$—	$868
U.S. Government agencies and authorities	—	29	—	—	—	29
State, municipalities and political subdivisions	24	215	145	25	5	414
U.S. corporate public securities	8	347	2,434	4,740	238	7,767
U.S. corporate private securities	41	288	1,864	2,774	464	5,431
Foreign corporate public securities and foreign governments(1)	—	77	741	1,612	138	2,568
Foreign corporate private securities(1)	—	53	505	1,833	135	2,526
Residential mortgage-backed securities	1,353	2,821	21	22	177	4,394
Commercial mortgage-backed securities	90	1,086	343	443	195	2,157
Other asset-backed securities	529	320	1,132	319	234	2,534
Total fixed maturities	$2,045	$6,104	$7,185	$11,768	$1,586	$28,688
% of Fair Value	7.1%	21.3%	25.1%	41.0%	5.5%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2025
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$614	$—	$—	$—	$614
U.S. Government agencies and authorities	—	31	—	—	—	31
State, municipalities and political subdivisions	22	285	169	32	2	510
U.S. corporate public securities	18	357	2,370	4,890	229	7,864
U.S. corporate private securities	29	298	2,071	2,743	481	5,622
Foreign corporate public securities and foreign governments(1)	—	99	761	1,703	215	2,778
Foreign corporate private securities(1)	—	37	450	2,174	148	2,809
Residential mortgage-backed securities	1,406	2,735	21	25	157	4,344
Commercial mortgage-backed securities	120	1,264	451	635	206	2,676
Other asset-backed securities	548	496	1,395	284	180	2,903
Total fixed maturities	$2,143	$6,216	$7,688	$12,486	$1,618	$30,151
% of Fair Value	7.1%	20.6%	25.5%	41.4%	5.4%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

As of September 30, 2026 and December 31, 2025, we held fixed maturities rated BBB of $11.8 billion and $12.5 billion, respectively. Our higher allocation to BBB relative to industry peers is a function of our underweight to high yield debt and preference for private credit, which is primarily a BBB market. Private credit within the BBB space provides issuer diversification, offers a higher overall return profile, and includes stronger credit protections that come with better covenant structures.

Unrealized Capital Losses

As of September 30, 2026 and December 31, 2025, we held eleven and three fixed maturities with unrealized capital losses in excess of $10 million, respectively. As of September 30, 2026 and December 31, 2025, the unrealized capital losses on these fixed maturities equaled $149 million or 4.5% and $34 million or 1.6% of the total unrealized losses, respectively.

See Note 2, Investments (excluding Consolidated Investment Entities) in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	September 30, 2026			December 31, 2025
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$1,771	$1,703	99.6%	$1,952	$1,969	99.2%
2	—	—	—%	—	—	—%
3	—	—	—%	—	—	—%
4	—	—	—%	—	—	—%
5	4	5	0.3%	8	12	0.6%
6	2	2	0.1%	4	4	0.2%
Total	$1,777	$1,710	100.0%	$1,964	$1,985	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see Fixed Maturities Credit Quality-Ratings in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives not qualifying for hedge accounting and used in our CMO-B portfolio as of the dates indicated:

	September 30, 2026			December 31, 2025
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Interest Rate Contracts	$11,733	$122	$217	$10,901	$83	$226

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	September 30, 2026			December 31, 2025
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$619	$549	32.1%	$522	$532	26.8%
Interest Only (IO)	771	771	45.1%	849	849	42.7%
Inverse IO	242	244	14.2%	432	440	22.2%
Principal Only (PO)	62	62	3.6%	71	71	3.6%
Floater	3	3	0.2%	4	4	0.2%
Agency Credit Risk Transfer	79	80	4.7%	85	88	4.4%
Other	1	1	0.1%	1	1	0.1%
Total	$1,777	$1,710	100.0%	$1,964	$1,985	100.0%

During the nine months ended September 30, 2026, the market value of our CMO-B securities portfolio was lower on a combination of transactional activity and valuation movements among tranche types.

The following table presents the returns of our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Net investment income	$74	$68	$226	$211
Net gains (losses)(1)	(54)	(52)	(129)	(110)
Income before income taxes	$20	$16	$97	$101
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Income (loss) before income taxes	$20	$16	$97	$101
Realized gains (losses) including impairment	7	—	8	(1)
Fair value adjustments	6	21	(3)	12
Total adjustments to income (loss)	13	21	5	11
Adjusted operating earnings before income taxes	$33	$37	$102	$112

See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Structured Securities

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	September 30, 2026
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,846	$8	$113	$(33)	$2,708
Prime Non-Agency	1,792	5	231	—	1,566
Alt-A	110	3	6	—	107
Sub-Prime(1)	18	1	1	—	18
Total	$4,766	$17	$351	$(33)	$4,399
(1) Includes subprime other asset backed securities.

	December 31, 2025
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,621	$31	$29	$—	$2,623
Prime Non-Agency	1,688	18	167	—	1,539
Alt-A	132	4	3	1	134
Sub-Prime(1)	54	2	1	—	55
Total	$4,495	$55	$200	$1	$4,351
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities by origination as of the dates indicated:

	September 30, 2026
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2026	$5	$5	$1	$1	$1	$1	$—	$—	$—	$—	$7	$7
2025	—	—	—	—	13	13	—	—	—	—	13	13
2024	—	—	3	3	—	—	—	—	—	—	3	3
2023	—	—	—	—	4	4	—	—	—	—	4	4
2022	13	11	87	52	44	40	52	49	4	4	200	156
Prior	78	74	1,333	1,030	314	285	451	394	231	191	2,407	1,974
Total	$96	$90	$1,424	$1,086	$376	$343	$503	$443	$235	$195	$2,634	$2,157

	December 31, 2025
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2025	$—	$—	$—	$—	$14	$14	$—	$—	$—	$—	$14	$14
2024	—	—	3	3	—	—	—	—	—	—	3	3
2023	—	—	—	—	4	4	—	—	—	—	4	4
2022	13	12	97	72	76	72	62	60	4	5	252	221
2021	53	52	172	109	111	102	182	172	35	31	553	466
Prior	59	56	1,235	1,080	278	259	455	403	218	170	2,245	1,968
Total	$125	$120	$1,507	$1,264	$483	$451	$699	$635	$257	$206	$3,071	$2,676

As of September 30, 2026, 85.2% and 6.3% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2025, 84.9% and 8.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	September 30, 2026
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized loan obligation	$449	$445	$281	$281	$990	$993	$69	$69	$76	$59	$1,865	$1,847
Auto loans	3	3	—	—	2	2	—	—	—	—	5	5
Student loans	—	—	27	24	—	—	—	—	—	—	27	24
Credit card loans	1	1	—	—	—	—	—	—	5	5	6	6
Other loans	86	79	16	15	148	136	259	249	146	168	655	647
Total(1)	$539	$528	$324	$320	$1,140	$1,131	$328	$318	$227	$232	$2,558	$2,529
(1) Excludes subprime other asset backed securities.

	December 31, 2025
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized loan obligation	$457	$461	$430	$434	$1,226	$1,237	$80	$80	$74	$61	$2,267	$2,273
Auto loans	5	5	—	—	3	3	—	—	—	—	8	8
Student loans	—	—	48	46	—	—	—	—	—	—	48	46
Credit card loans	4	4	—	—	—	—	—	—	2	2	6	6
Other loans	82	78	16	16	162	155	203	201	116	113	579	563
Total(1)	$548	$548	$494	$496	$1,391	$1,395	$283	$281	$192	$176	$2,908	$2,896
(1) Excludes subprime other asset backed securities.
As of September 30, 2026, 79.6% and 12.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2025, 85.0% and 9.9% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of September 30, 2026, our mortgage loans on real estate portfolio had a weighted average DSC of 2.00 times and a weighted average LTV ratio of 42.8%. As of December 31, 2025, our mortgage loans on real estate portfolio had a weighted average DSC of 2.15 times, and a weighted average LTV ratio of 42.1%. See Note 2, Investments (excluding Consolidated Investment Entities) to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

Impairments

We evaluate available-for-sale fixed maturities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See Note 1, Business, Basis of Presentation and Significant Accounting Policies in our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the policy used to evaluate whether the investments are impaired. Additionally, see Note 2, Investments (excluding Consolidated Investment Entities) to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on impairments.

Derivatives
We use derivatives for a variety of hedging purposes. We also have embedded derivatives within fixed maturities instruments and certain product features. See Note 1, Business, Basis of Presentation and Significant Accounting Policies in our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for further information. See Note 3, Derivative Financial Instruments to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on derivatives.

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

As of September 30, 2026, our total European exposure had an amortized cost and fair value of $2.5 billion and $2.3 billion, respectively. Some of the major country level exposures were in the United Kingdom of $0.9 billion, in The Netherlands of $265 million, in France of $256 million, in Germany of $161 million, in Switzerland of $44 million, in Ireland of $150 million and in Belgium of $43 million.

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

See Consolidation and Noncontrolling Interests and Fair Value Measurement in Note 1, Business, Basis of Presentation and Significant Accounting Policies to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K. Additionally, see Note 19, Consolidated and Nonconsolidated Investment Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Securitizations

We invest in various tranches of securitization entities, including RMBS, CMBS and ABS. Refer to Note 19, Consolidated and Nonconsolidated Investment Entities and Note 4, Fair Value Measurements (excluding Consolidated Investment Entities) to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for an understanding over the Company's Securitizations. Refer to Note 2, Investments (excluding Consolidated Investment Entities) to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details regarding the carrying amounts and classifications of these assets.

Guarantors and Issuers of Guaranteed Securities

Voya Financial, Inc. (the "Parent Issuer") has issued certain notes pursuant to transactions registered under the Securities Act of 1933. As of September 30, 2026, such securities consist of (i) the 5.0% senior notes due 2034, the 5.05% senior notes due 2036, the 6.012% senior notes due 2035, the 5.7% senior notes due 2043, and the 4.8% senior notes due 2046, with an aggregate principal amount of $1.7 billion (collectively, the "Senior Notes") and (ii) the 4.7% fixed-to-floating junior subordinated notes due 2048, with principal amount of $340 million (the "Junior Subordinated Notes" and, together with the Senior Notes, the "Registered Notes").

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

Refer to the Summarized Financial Information of the Obligor Group for the periods indicated:

	As of and for the
($ in millions)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Summarized Statements of Operations Information:
Total revenues	$30	$62
Total benefits and expenses	130	211
Net income (loss) available to Obligor Group	(100)	(163)

Summarized Balance Sheets Information:
Total investments	108	87
Cash and cash equivalents	141	155
Deferred income taxes	746	783
Goodwill	94	94
Amounts receivable from non-obligated subsidiaries	388	308
Total assets	1,484	1,456

Amounts payable to non-obligated subsidiaries	715	574
Short-term debt	13	586
Long-term debt	2,073	1,518
Total liabilities	$2,846	$2,931

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that our consolidated financial position and results of operations will be affected by fluctuations in the value of financial instruments. We have significant holdings in financial instruments and are naturally exposed to a variety of market risks. The main market risks we are exposed to include interest rate risk, equity market price risk and credit risk. We do not have material market risk exposure to "trading" activities in our Condensed Consolidated Financial Statements. For further details on these market risks, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our Annual Report on Form 10-K.

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

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of September 30, 2026:

			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$28,688	$(1,765)	$1,939
Mortgage loans on real estate	—	5,294	(139)	148
Embedded derivatives within reinsurance	—	38	(16)	19
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	34,360	(1,585)	1,678
Funding agreements with fixed maturities	—	2,720	(30)	32
Supplementary contracts and immediate annuities	—	441	(14)	15
Derivatives:
Interest rate contracts	22,378	89	255	(255)
Long-term debt	—	1,947	(109)	124
Stabilizer and MCGs	—	30	23	(9)
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

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of September 30, 2026:

			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$187	$18	$(18)
Limited partnerships/corporations	—	1,905	114	(114)
Derivatives:
Equity contracts	240	1	16	(16)
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Litigation, Regulatory Matters and Contingencies section of Note 18, Commitments and Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our material legal proceedings.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
				(in millions)
July 1, 2026 - July 31, 2026	6,154	$94.43	—	$263
August 1, 2026 - August 31, 2026 - Share repurchase agreement	788,955	100.24	788,955	163
August 1, 2026 - August 31, 2026 - excluding Share repurchase agreement	1,259	100.59	—	163
September 1, 2026 - September 30, 2026 - Share repurchase agreement	208,632	100.24	208,632	163
September 1, 2026 - September 30, 2026 - excluding Share repurchase agreement	52,197	104.61	—	163
Total	1,057,197	100.42	997,587	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended September 30, 2026, there was an increase of 59,610 treasury shares in connection with such withholding activities.
(2) In August 2026, the Company entered into a share repurchase agreement with a third-party financial institution to repurchase $100 million of the Company's common stock. This agreement closed in September 2026, resulting in the repurchase of 997,587 shares at an average price of $100.24 per share.
(3) On October 29, 2026, the Company's Board of Directors authorized additional share repurchases of $500 million and extended the authorization's original expiration from December 31, 2026 to December 31, 2027. This share repurchase authorization does not obligate the Company to purchase any shares and may be terminated, increased or decreased by the Company's Board at any time.

Item 5.        Other Information

During the three months ended September 30, 2026, none of the Company's directors and officers (as defined in Rule 16a-1(f)) adopted or terminated any trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

November 4, 2026			Voya Financial, Inc.
(Date)			(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

